Form 10-Q
period 1996-09-30
PREMIERE TECHNOLOGIES INC
filed 1996-11-12
CIK 880804

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________,19 ___ .

                            COMMISSION FILE NUMBER:
                                    0-27778

                          PREMIERE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          GEORGIA                                        59-3074176
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                             3399 PEACHTREE ROAD NE
                         THE LENOX BUILDING, SUITE 400
                             ATLANTA, GEORGIA 30326
          (Address of principal executive offices, including zip code)

                                (404) 262-8400
              (Registrant's telephone number, including area code)

                                      N/A

              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    (1)  Yes     X       No            (2)  Yes     X       No       .
             ---------      ------              ---------      ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at November 11, 1996
-----------------------------                  --------------------------------
Common Stock, $0.01 par value                         21,683,377 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                           PAGE
                                                                           ----
PART I  FINANCIAL INFORMATION

        Item 1  Financial Statements

                Condensed Consolidated Balance Sheets as of
                December 31, 1995 and September 30, 1996                     3

                Condensed Consolidated Statements of Operations
                for the Three Months and Nine Months ended
                September 30, 1995 and 1996                                  5

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months ended September 30, 1995
                and 1996                                                     6

                Notes to Condensed Consolidated Financial Statements         7

        Item 2  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         10

PART II OTHER INFORMATION

        Item 1  Legal Proceedings                                           14

        Item 6  Exhibits and Reports on Form 8-K                            15

SIGNATURES                                                                  16

EXHIBITS INDEX                                                              17


                                                   PART I  FINANCIAL INFORMATION

Item 1   Financial Statements

                                           PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                          AS OF DECEMBER 31, 1995 AND SEPTEMBER 30, 1996


                                                                    December 31, 1995  September 30, 1996
                                                                    -----------------  ------------------
                                                                                          (Unaudited)
ASSETS

CURRENT ASSETS:

   Cash and cash equivalents                                           $  1,981,144       $  3,762,729
   Investments                                                            3,515,782         74,537,930
   Accounts receivable (less allowance for doubtful accounts of
     $107,613 and $546,535, respectively)                                 3,013,185          5,797,395
   Due from related parties                                                 276,477             29,040
   Prepaid expenses and other                                               497,746          1,247,716
   Deferred tax asset, net                                                2,533,403          5,615,387
                                                                       -------------      -------------

       Total current assets                                              11,817,737         90,990,197
                                                                       -------------      -------------

PROPERTY AND EQUIPMENT                                                    5,734,992         13,357,879
   Less:  accumulated depreciation                                         (980,943)        (2,195,595)
                                                                       -------------      -------------
          Net property and equipment                                      4,754,049         11,162,284
                                                                       -------------      -------------

OTHER ASSETS:
   Deferred software development costs, net                                  78,105            774,808
   Due from related parties                                                 100,672            180,834
   Other                                                                    237,099            317,711
                                                                       -------------      -------------
                                                                       $ 16,987,662       $103,425,834
                                                                       =============      =============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31,1995 AND SEPTEMBER 30,1996

                                                                      December 31,1995  September 30, 1996
                                                                     -----------------  ------------------
                                                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Accounts payable                                                    $    849,584       $  4,922,511
   Accrued payroll                                                          357,345            446,489
   Accrued transmission                                                   1,325,094          1,332,625
   Accrued sales taxes                                                      780,661            988,996
   Accrued bonuses                                                           15,000            136,753
   Accrued construction costs                                               883,850            623,888
   Other accrued expenses                                                   887,726          4,076,082
   Unearned revenue                                                         352,541            703,106
   Current portion of capital lease obligation                              172,422            313,814
   Dividends payable on preferred stock                                     647,644                  0
   Note payable                                                              10,500             10,500
                                                                       -------------      -------------
       Total current liabilities                                          6,282,367         13,554,764
                                                                       -------------      -------------

LONG TERM LIABILITIES:

   Notes payable                                                          1,915,192             21,000
   Obligation under capital lease                                           355,160            277,174
   Deferred tax liability                                                   242,216            242,216

                                                                       -------------      -------------
       Total long term liabilities                                        2,512,568            540,390
                                                                       -------------      -------------

COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:

   Series A convertible, redeemable 8% cumulative preferred stock,
     $0.01 par value; 5,000,000 shares authorized, 128,983 and 0 shares
    issued and outstanding, respectively, converted to common stock       3,906,500                  0
   Common Stock, $0.01 par value; 150,000,000 shares
     authorized, 12,367,920 and 21,683,377 shares issued and
     outstanding, respectively                                              123,679            216,834
   Additional paid-in capital                                             7,237,795         93,648,711
   Subscriptions receivable                                              (2,436,703)                 0
   Stock warrants outstanding                                               243,760                  0
   Accumulated deficit                                                     (882,304)        (4,534,865)
                                                                       -------------      -------------
       Total shareholders' equity                                         8,192,727         89,330,680
                                                                       -------------      -------------

                                                                       $ 16,987,662       $103,425,834
                                                                       =============      =============

The accompanying notes are an integral part of these condensed consolidated balance sheets.



                                           PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                         CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                                  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996

                                                              Three Months Ended            Nine Months Ended
                                                        ------------------------------------------------------------
                                                        --------------   ------------  ------------   --------------
                                                          Sept. 30,        Sept. 30,     Sept. 30,       Sept. 30,
                                                            1995             1996          1995             1996
                                                        --------------   ------------  ------------   --------------
                                                                  (Unaudited)                   (Unaudited)
REVENUES:
   Subscriber services                                    $ 4,213,342     $ 9,863,733  $ 9,879,935    $ 25,604,693
   License fees                                             1,533,089       2,830,702    3,521,529       7,915,843
   Hospitality services                                       321,751         264,942      884,419         790,232
   Other revenues                                              53,622         130,216      137,019         557,697
                                                          -----------     -----------  -----------    ------------
        Total revenues                                      6,121,804      13,089,593   14,422,902      34,868,465
COST OF SERVICES                                            2,149,071       4,341,365    5,012,786      11,775,061
                                                          -----------     -----------  -----------    ------------
GROSS MARGIN                                                3,972,733       8,748,228    9,410,116      23,093,404
                                                          -----------     -----------  -----------    ------------
OPERATING EXPENSES:
   Selling and marketing                                    2,162,431       4,147,000    4,813,390      11,922,736
   General and administrative                               1,136,136       2,098,820    2,877,140       5,947,104
   Depreciation and amortization                              180,999         514,090      443,062       1,282,564
   Charge for purchased research and development                    0      11,030,000            0      11,030,000
   Accrued litigation costs                                         0       1,250,000            0       1,250,000
                                                          -----------     -----------  -----------    ------------
        Total operating expenses                            3,479,566      19,039,910    8,133,592      31,432,404
                                                          -----------     -----------  -----------    ------------
OPERATING INCOME (LOSS)                                       493,167     (10,291,682)   1,276,524      (8,339,000)
                                                          -----------     -----------  -----------    ------------
OTHER INCOME (EXPENSE):
   Interest income                                             65,663         714,275      196,800       1,783,301
   Interest expense                                           (94,795)        (21,067)    (270,189)       (129,127)
   Other, net                                                   2,248          20,762       37,718          33,174
                                                          -----------     -----------  -----------    ------------
        Total other income (expense)                          (26,884)        713,970      (35,671)      1,687,348
                                                          -----------     -----------  -----------    ------------
NET INCOME (LOSS) BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                                      466,283      (9,577,712)   1,240,853      (6,651,652)
PROVISION FOR (BENEFIT FROM) INCOME TAXES                     109,395      (3,941,214)     259,788      (3,087,679)
                                                          -----------     -----------  -----------    ------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                   356,888      (5,636,498)     981,065      (3,563,973)
                                                          -----------     -----------  -----------    ------------
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, NET OF TAX EFFECT OF $37,880                             0               0            0          59,251
                                                          -----------     -----------  -----------    ------------
NET INCOME (LOSS)                                             356,888      (5,636,498)     981,065      (3,623,224)
PREFERRED STOCK  DIVIDENDS                                     77,105               0      231,314               0
                                                          -----------     -----------  -----------    ------------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
   SHAREHOLDERS                                           $   279,783     $(5,636,498) $   749,751    $ (3,623,224)
                                                          ===========     ===========  ===========    ============
PRO FORMA INCOME (LOSS) ATTRIBUTABLE TO COMMON
  SHAREHOLDERS FOR PRIMARY EARNINGS PER SHARE             $   339,896     $(5,446,296) $   930,090    $ (3,004,067)
                                                          ===========     ===========  ===========    ============
PRO FORMA INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARES: Primary                              $      0.02     $     (0.23) $      0.05    $      (0.13)
                                                          ===========     ===========  ===========    ============
SHARES USED IN COMPUTING EARNINGS PER COMMON
  AND COMMON EQUIVALENT SHARES: Primary                    18,752,938      23,595,844   18,912,679      22,374,935
                                                          ===========     ===========  ===========    ============

The accompanying notes are an integral part of these condensed consolidated statements.


                                           PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996


                                                                                             1995               1996
                                                                                       ----------------   ----------------
                                                                                         (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                     $     981,065      $  (3,623,224)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                                           443,062          1,282,564
      Amortization of note discount                                                            34,791              8,677
      Non-recurring charges                                                                         0         12,280,000
      Loss on early extinguishment of debt                                                          0             97,131
      Loss on sale of asset                                                                         0             17,672
      Changes in assets and liabilities:

        Accounts receivable, net                                                           (1,251,552)        (2,784,210)
        Prepaid expenses and other                                                           (477,903)        (1,027,420)
        Deferred tax asset                                                                          0         (3,081,984)
        Accounts payable                                                                      678,137          3,601,419
        Accrued expenses                                                                    1,760,457          1,289,440
        Unearned revenue                                                                      (67,024)           350,565
                                                                                       ----------------   ----------------
             Total adjustments                                                              1,119,968         12,033,854
                                                                                       ----------------   ----------------
             Net cash provided by operating activities                                      2,101,033          8,410,630
                                                                                       ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property and equipment, net                                                  (1,441,728)        (7,350,190)
  Purchase of investments, net                                                                    963        (71,022,148)
  Acquisition of Telet Communications LLC                                                           0         (2,870,000)
  Due from related parties, net                                                                56,860            167,275
                                                                                       ----------------   ----------------
             Net cash used in investing activities                                         (1,383,905)       (81,075,063)
                                                                                       ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net                                                       0         74,666,094
  Principal payments under capital lease obligation                                           (95,479)          (167,514)
  Proceeds from issuance of note payable                                                       85,500                  0
  Early extinguishment of debt                                                                      0         (2,000,000)
  Payment of dividends on preferred stock                                                           0           (676,981)
  Proceeds from payments of subscriptions receivable                                                0          2,436,703
  Proceeds from exercise of stock options                                                           0            187,716
                                                                                       ----------------   ----------------
             Net cash (used in) provided by financing activities                               (9,979)        74,446,018
                                                                                       ----------------   ----------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                     707,149          1,781,585

CASH AND CASH EQUIVALENTS, beginning of period                                              1,513,528          1,981,144
                                                                                       ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of period                                                $   2,220,677      $   3,762,729
                                                                                        ===============   ================

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest                                                                $     163,848      $     120,451
                                                                                        ===============    ===============
NON-CASH TRANSACTIONS:
  Assets acquired with TeleT acquisition                                                $           0      $     627,225
                                                                                        ===============    ===============
  Liabilities assumed with TeleT acquisition                                            $           0      $     100,000
                                                                                        ===============    ===============

The accompanying notes are an integral part of these condensed consolidated statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed consolidated financial statements, with the exception of the December 31, 1995 condensed consolidated balance sheet, are unaudited and have been prepared by the management of Premiere Technologies, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company's Registration Statement on Form S-1 (Reg. No. 33-80547), as amended, declared effective by the Securities and Exchange Commission on March 4, 1996.

2.   INITIAL PUBLIC OFFERING

     The Company issued 4,570,000 shares of its $0.01 par value common stock in an initial public offering in March 1996. Proceeds to the Company, net of the underwriting discount and expenses of the offering, were $74,666,094.

3.   ACQUISITIONS

     On September 18, 1996, the Company, through its wholly owned subsidiary PTEK Acquisition Corporation (the "Sub"), acquired substantially all of the assets and business operations of TeleT Communications LLC ("TeleT") for 498,187 shares of the Company's $0.01 par value per share common stock (the "Shares"), $2,870,000 in cash and the assumption of approximately $100,000 in liabilities (the "Acquisition"). TeleT is an Internet-based technology development company focused on applications that create an interchange between telephone and computer resources. The Acquisition was made pursuant to an Asset Purchase Agreement dated as of September 18, 1996 by and among the Company, the Sub, TeleT and the Members of TeleT. The Company financed the cash portion of the purchase price from working capital.

     An aggregate of 75,000 of the Shares were placed in escrow pursuant to an Escrow Agreement among the Company and the Members of TeleT to secure certain indemnification obligations of those Members. All Shares issued are subject to Lockup Agreements prohibiting the sale of such Shares for a weighted average period of one year following the closing of the Acquisition. Pursuant to the Acquisition, the Company granted registration rights to the holder of 320,833 of the Shares. The registration rights are subordinate to the lockup restrictions applicable to such Shares. Also pursuant to the Acquisition, Premiere entered into Employment Agreements with the two senior executives of TeleT.

     In connection with the acquisition of TeleT, the Company allocated $11.0 million of the purchase price to incomplete research and development projects. Accordingly, this cost was expensed as of the acquisition date. This allocation represents the estimated value related to the incomplete projects determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology has no alternative future use. The technology acquired in the acquisition of TeleT will require substantial additional development by the Company.

     This acquisition has been accounted for under the purchase method of accounting and the results of TeleT's operations since the acquisition date have been included with those of the Company.

     The table below reflects the historical results of the Company and the historical results of the Company and TeleT, as adjusted for pro forma purchase accounting adjustments to reflect additional depreciation and amortization of acquired software, and the related pro forma income tax effects of the adjustments. The charge for purchased research and development has been excluded from the pro forma results of operations since it has no continuing effect on operations. Pro forma results for fiscal year 1995 are not presented as the pro forma results do not differ materially from the historical results of the Company. These pro forma amounts are provided for informational purposes only and are not necessarily indicative of what actually would have occurred if the acquisition had occurred at the beginning of the period presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                               For the Nine Months Ended
                                                   September 30, 1996
                                               -------------------------
                                               Historical    As Adjusted
                                               -----------   -----------
Revenues                                         $34,868       $35,119
Net income (loss)                                $(3,623)      $ 2,609
Earnings (loss) per share                        $ (0.13)      $  0.14

4.   EARNINGS PER SHARE

     Primary net income per share is computed under the modified treasury stock method using the weighted average number of shares of common stock and dilutive common stock equivalent shares ("CSEs") from stock options outstanding during the period. For periods prior to the Company's initial public offering, earnings per share were calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletins. Under the modified treasury stock method, proceeds from the exercise of CSEs consist of the exercise price of the CSEs, as well as the related income tax benefit to the Company. CSE proceeds are assumed to be applied first to repurchase up to 20% of the Company's common stock, and then to repay outstanding long term indebtedness. Any remaining CSE proceeds are assumed to be invested in U.S. Government securities.

     In determining the Company's primary net income per share under the modified treasury stock method, net income per share applicable to common shareholders has been adjusted on a pro forma basis to reflect the decrease in interest expense related to a capitalized lease obligation and to loans payable to a licensed small business investment company ("SBIC") that were repaid in full in the first quarter of 1996. To the extent that excess proceeds from the assumed exercise of outstanding options and tax benefits from the assumed exercise were in excess of the capitalized lease obligation and the SBIC loans, an increase in interest income related to the investment of such excess proceeds in U.S. Government securities is reflected in adjusted net income per share applicable to common shareholders. The pro forma net interest adjustment to primary net income per share under the modified treasury stock method was $60,113 and $190,202 for the three months ended September 30, 1995 and 1996, respectively, and $180,339 and $619,157 for the nine months ended
September 30, 1995 and 1996, respectively.

     Fully diluted net income per common and common equivalent shares is computed by including convertible instruments which are not CSEs in the weighted average per share calculation (using the modified treasury stock method) at period-end market value of stock prices. To the extent that the convertible securities are anti-dilutive, they are not included in the fully diluted net income per common and common equivalent shares. To the extent that period-end market value of stock prices is less than the average market value for the period, then the average market value is used for fully diluted net income per common and common equivalent shares. For all periods presented, the inclusion of convertible securities in the fully diluted calculation are anti-dilutive. Accordingly, fully diluted earnings per share data is not presented.

5.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into an agreement to purchase 50 shares of the common stock of EBIS Communications, Inc. ("EBIS"), a Georgia corporation, for an aggregate purchase price of $5,000,000, of which $2,500,000 is payable upon demand of the Board of Directors of EBIS and the balance of which is payable upon demand of the Board of Directors of EBIS on each of August 1, September 1, October 1, November 1 and December 1, 1996. As of the date of this filing, the Board of Directors has not made any demand for payment and no payment has been made by the Company.

     On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code. CNC accounted for 0.0% and 34.2% of the Company's licensing revenues in the three months ended September 30, 1996 and the nine months ended September 30, 1996, respectively, and 0.0% and 7.7% of the Company's total revenues in the three months ended September 30, 1996 and the nine months ended September 30, 1996, respectively. The Company is owed approximately $627,000 by CNC; however, the transmission provider (WorldCom Network Services, Inc.) for CNC is also obligated to pay this amount to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

     On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI"), a subsidiary of the Company, for alleged negligent misrepresentations of fact connected to an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request and the bankruptcy examiner is investigating these allegations. Based upon the examiner's preliminary findings, the Company believes that the bankruptcy trustee, who has been substituted for CNC in this action, will dismiss the actions directed at PCI; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.

     On June 28, 1996, AudioFAX IP LLC ("AudioFAX") filed a complaint against the Company and PCI in the United States District Court for the Northern District of Georgia. In the complaint, AudioFAX alleges that the Company manufactures, uses, sells and/or distributes certain enhanced facsimile products which infringe three United States patents and one Canadian patent allegedly held by AudioFAX. AudioFAX seeks injunctive relief, three times an unspecified amount of damages, prejudgment interest, attorneys' fees and expenses of litigation and court costs. The Company has filed an answer to the complaint in which it denies plaintiff's allegations, asserts various affirmative defenses and seeks declaratory judgment regarding noninfringement and patent invalidity. Prior to receiving the complaint, the Company obtained an opinion from outside patent counsel to the effect that the Company's enhanced facsimile service does not infringe any of the United States patents held by AudioFAX, and also obtained a concurring opinion from separate patent counsel engaged to review the initial opinion. Based on these opinions and other considerations, the Company believes that it has meritorious defenses to the AudioFAX complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition. The Company has taken a one-time charge for the estimated legal fees and other costs that the Company expects to incur to resolve this matter.

     On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick Jones ("Jones") in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260;
(ii) Jones, an officer of Company, offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its Common Stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. Although the Company has not yet filed an answer to the complaint the Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenues. Total revenues increased $7.0 million or 114.8% from $6.1 million in the three months ended September 30, 1995 to $13.1 million in the three months ended September 30, 1996. Subscriber services revenues increased $5.7 million or 135.7% from $4.2 million in the three months ended September 30, 1995 to $9.9 million in the three months ended September 30, 1996. This increase was due almost entirely to increased revenues from Premiere WorldLink subscriber services resulting primarily from response to the Company's print advertising campaign, which was substantially expanded starting in January 1996. Additional co-branded relationships were in existence during the three months ended September 30, 1996, which also contributed to the growth in Premiere Worldlink subscriber services revenues. AFCOM subscriber services revenues declined $300,000 or 13.6% from $2.2 million in the three months ended September 30, 1995 to $1.9 million in the three months ended September 30, 1996. This decrease was attributable primarily to certain branches of the military modifying their payroll practices to require direct deposit, which has resulted in a reduction in the level of banking activity at certain military financial institutions with which the Company has marketing arrangements. The Company has revised its AFCOM marketing strategy to address this situation. License fee revenues increased $1.3 million or 86.7% from $1.5 million in the three months ended September 30, 1995 to $2.8 million in the three months ended September 30, 1996. This increase was due to the establishment of additional licensing relationships and increased revenues from existing licensees. Hospitality services revenues declined $57,000 or 17.7% from $322,000 in the three months ended September 30, 1995 to $265,000 in the three months ended September 30, 1996. This decrease was attributable primarily to the Company's reallocation of resources away from hospitality services to other areas. Other revenues increased $76,000 or 140.7% from $54,000 in the three months ended September 30, 1995 to $130,000 in the three months ended September 30, 1996. This increase was attributable primarily to nonrecurring system design and development revenues.

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code. CNC accounted for 0.0% of both the Company's licensing revenues and total revenues in the three months ended September 30, 1996, although it accounted for 57.1% and 13.7% of the Company's licensing revenues and total revenues in the second quarter of 1996, respectively. The Company is owed approximately $627,000 by CNC; however, the transmission provider (WorldCom Network Services, Inc.) for CNC is also obligated to pay this amount to the Company. The Company has entered into several licensing agreements since July 1, 1996 which provided for combined minimum payments through September 30, 1996 that exceeded the revenues from CNC during the three months ended June 30, 1996. While these licensing agreements do not provide for this same level of minimum payments after September 30, 1996, the Company believes that through a combination of new licensing agreements and increased revenues from existing licensees, the Company should be able to replace substantially all of the CNC revenue after September 30, although such replacement is not assured.

Cost of Services. Cost of services increased $2.2 million or 104.8% from $2.1 million in the three months ended September 30, 1995 to $4.3 million in the three months ended September 30, 1996, but remained stable as a percentage of revenues.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.9 million or 86.4% from $2.2 million in the three months ended September 30, 1995 to $4.1 million in the three months ended September 30, 1996. This increase was due to greater expenditures on print advertising and other selling and marketing costs related to the increase in subscribers and revenues. These expenses decreased as a percentage of revenues from 36.1% in the three months ended September 30, 1995 to 31.3% in the three months ended September 30, 1996. This decrease resulted from improved operating leverage related to increased recurring revenues.

General and Administrative Expenses. General and administrative expenses increased $1.0 million or 90.9% from $1.1 million in the three months ended September 30, 1995 to $2.1 million in the three months ended September 30, 1996. This increase was due primarily to increased numbers of employees and related expenses to support the Company's growth. These expenses decreased as a percentage of revenues from 18.0% in the three months ended September 30, 1995 to 16.0% in the three months ended September 30, 1996. This decrease resulted from improved operating leverage related to increased recurring revenues.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $333,000 or 184.0% from $181,000 in the three months ended September 30, 1995 to $514,000 in the three months ended September 30, 1996. This increase was due primarily to depreciation of additional equipment acquired during the second half of 1995 and the nine months ended September 30, 1996.

Charge for Purchased Research and Development. This is a one-time charge in an amount equal to the estimated value of incomplete research and development projects acquired in the acquisition of TeleT Communications LLC. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Accrued Litigation Costs. This is one-time charge for the estimated legal fees and other costs that the Company expects to incur to resolve pending patent litigation. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Operating Income. Operating income decreased $10.8 million from $493,000 in the three months ended September 30, 1995 to a $10.3 operating loss in the three months ended September 30, 1996. Excluding the one-time charges for purchased research and development and accrued litigation costs, operating income would have increased $1.5 million or 304.3% from $493,000 to $2.0 million in the three months ended September 30, 1996.

Interest Income. Interest income increased $648,000 or 981.8% from $66,000 in the three months ended September 30, 1995 to $714,000 in the three months ended September 30, 1996. This increase was attributable to the Company's investment of the net proceeds from its initial public offering.

Interest Expense. Interest expense decreased $74,000 or 77.9% from $95,000 in the three months ended September 30, 1995 to $21,000 in the three months ended September 30, 1996. This decrease is attributable to the early extinguishment of long term debt.

Income Taxes. Income taxes went from a $109,000 expense in the three months ended September 30, 1995 to a $3.9 million benefit in the three months ended September 30, 1996 which was due to the Company's recording of a tax benefit for its net operating loss incurred during the period. The net operating loss was attributable primarily to the one-time charges for purchased research and development and accrued litigation costs. The Company's effective tax rate was less than the statutory rate primarily due to the use of net operating loss carryforwards in the third quarter of 1995 and the Company's investment of the net proceeds of its initial public offering in tax free instruments in the third quarter of 1996.

Net Income. As a result of the foregoing, net income decreased $6.0 million from $357,000 in the three months ended September 30, 1995 to a $5.6 million loss in the three months ended September 30, 1996. Excluding the one-time charges and the related tax effect, net income would have increased $1.5 million or 420.2% from $357,000 in the three months ended September 30, 1995 to $1.9 million in the three months ended September 30, 1996 and net income as a percentage of revenues would have increased from 5.9% in the three months ended September 30, 1995 to 14.5% in the three months ended September 30, 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenues. Total revenues increased $20.5 million or 142.4% from $14.4 million in the nine months ended September 30, 1995 to $34.9 million in the nine months ended September 30, 1996. Subscriber services revenues increased $15.7 million or 158.6% from $9.9 million in the nine months ended September 30, 1995 to $25.6 million in the nine months ended September 30, 1996. This increase was due almost entirely to increased revenues from Premiere Worldlink subscriber services resulting primarily from response to the

Company's print advertising campaign, which was substantially expanded starting in January 1996. Additional co-branded relationships were in existence during the nine months ended September 30, 1996, which also contributed to the growth in Premiere Worldlink subscriber services revenues. AFCOM subscriber services revenues declined $600,000 or 9.2% from $6.5 million in the nine months ended September 30, 1995 to $5.9 million in the nine months ended September 30, 1996. This decrease was attributable primarily to certain branches of the military modifying their payroll practices to require direct deposit, which has resulted in a reduction in the level of banking activity at certain military financial institutions with which the Company has marketing arrangements. The Company has revised its AFCOM marketing strategy to address this situation. License fee revenues increased $4.4 million or 125.7% from $3.5 million in the nine months ended September 30, 1995 to $7.9 million in the nine months ended September 30, 1996. This increase was due to the establishment of additional licensing relationships and increased revenues from existing licensees. Hospitality services revenues declined $94,000 or 10.6% from $884,000 in the nine months ended September 30, 1995 to $790,000 in the nine months ended September 30, 1996. This decrease was attributable primarily to the Company's reallocation of resources away from hospitality services to other areas. Other revenues increased $421,000 or 307.3% from $137,000 in the nine months ended September 30, 1995 to $558,000 in the nine months ended September 30, 1996. This increase was attributable primarily to nonrecurring system design and development revenue.

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code. CNC accounted for approximately 34.2% of the Company's licensing revenues and 7.7% of the Company's total revenues in the nine months ended September 30, 1996, respectively. The Company is owed approximately $627,000 by CNC; however, the transmission provider (WorldCom Network Services, Inc.) for CNC is also obligated to pay this amount to the Company. The Company has entered into several licensing agreements since July 1, 1996 which provided for combined minimum payments through September 30, 1996 that exceeded the revenues from CNC during the three months ended June 30, 1996. While these licensing agreements do not provide for this same level of minimum payments after September 30, 1996, the Company believes that through a combination of new licensing agreements and increased revenues from existing licensees, the Company should be able to replace substantially all of the CNC revenue after September 30, although such replacement is not assured.

Cost of Services. Cost of services increased $6.8 million or 136.0% from $5.0 million in the nine months ended September 30, 1995 to $11.8 million in the nine months ended September 30, 1996, but remained stable as a percentage of revenues.

Selling and Marketing Expenses. Selling and marketing expenses increased $7.1 million or 147.9% from $4.8 million in the nine months ended September 30, 1995 to $11.9 million in the nine months ended September 30, 1996, and increased as a percentage of revenues from 33.3% to 34.1%. This increase was due to greater expenditures on print advertising and other selling and marketing costs related to the increase in revenues.

General and Administrative Expenses. General and administrative expenses increased $3.0 million or 103.4% from $2.9 million in the nine months ended September 30, 1995 to $5.9 million in the nine months ended September 30, 1996. This increase was due primarily to increased numbers of employees and related expenses to support the Company's growth. These expenses decreased as a percentage of revenues from 20.1% in the nine months ended September 30, 1995 to 16.9% in the nine months ended September 30, 1996. This decrease resulted from improved operating leverage related to increased recurring revenues.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $857,000 or 193.5% from $443,000 in the nine months ended September 30, 1995 to $1.3 million in the nine months ended September 30, 1996. This increase was due primarily to depreciation of additional equipment acquired during the second half of 1995 and the nine months ended September 30, 1996.

Charge for Purchased Research and Development. This is a one-time charge in an amount equal to the estimated value of incomplete research and development projects acquired in the acquisition of TeleT Communications LLC. See Note 3 of Notes to Condensed Consolidated Financial Statements.

Accrued Litigation Costs.   This is a one-time charge for the estimated legal
fees and other costs that the Company expects to incur to resolve pending patent litigation. See Note 5 of Notes to Condensed Consolidated Financial Statements.

Operating Income. Operating income decreased $9.6 million from $1.3 million in the nine months ended September 30, 1995 to an $8.3 million loss in the nine months ended September 30, 1996. Excluding the one-time charges for purchased research and development and accrued litigation costs, operating income would have increased $3.5 million or 709.9% from $493,000 to $4.0 million in the nine months ended September 30, 1996.

Interest Income. Interest income increased $1.6 million or 812.2% from $197,000 in the nine months ended September 30, 1995 to $1.8 million in the nine months ended September 30, 1996. This increase was attributable to the Company's investment of the net proceeds from its initial public offering.

Interest Expense. Interest expense decreased $141,000 or 52.2% from $270,000 in the nine months ended September 30, 1995 to $129,000 in the nine months ended September 30, 1996. This decrease is attributable to the early extinguishment of long term debt in the first quarter of 1996.

Income Taxes. Income taxes went from a $260,000 expense in the nine months ended September 30, 1995 to a $3.1 million benefit in the nine months ended September 30, 1996 which was due to the Company's recording of a tax benefit for its net operating loss incurred during the period. The net operating loss was attributable primarily to the one-time charges for purchased research and development and accrued litigation costs. The Company's effective tax rate was less than the statutory rate primarily due to the use of net operating loss carryforwards in the nine month ended September 30, 1995 and the Company's investment of the net proceeds of its initial public offering in tax free instruments in the nine months ended September 30, 1996.

Extraordinary Loss. As a result of the early extinguishment of debt, the Company recognized an extraordinary loss of $59,000, net of the income tax effect of $38,000, in the nine months ended September 30, 1996. This debt consisted of two $1.0 million loans obtained from an SBIC in 1992 and 1993. The extraordinary loss resulted from the write-off of the remaining unamortized discount related to stock warrants issued in connection with the loans.

Net Income. As a result of the foregoing, net income decreased $4.6 million from $981,000 in the nine months ended September 30, 1995 to a $3.6 million loss in the nine months ended September 30, 1996. Excluding the one-time charges, the extraordinary loss, and their related tax effect, net income would have increased $2.9 million or 295.6% from $981,000 in the nine months ended September 30, 1995 to $3.9 million in the nine months ended September 30, 1996, and net income as a percentage of revenues would have increased from 6.8% in the nine months ended September 30, 1995 to 11.2% in the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are from cash and cash equivalents and investments (including the net proceeds of the Company's initial public offering) and operations. The Company's principal uses of cash are for working capital, capital expenditures and to fund acquisitions.

     The Company anticipates using initial public offering proceeds to expand and enhance its network management system and related network and other infrastructure. This includes enhancements to the database as well as establishing the Company's platform site in Dallas, Texas, and the installation of telnodes and related telecommunications interface equipment in the United Kingdom and proposed sites in New Zealand and Canada. Actual expenditures as of September 30, 1996 are approximately $2.6 million and $286,000 for Dallas, Texas and the United Kingdom, respectively.

     In October 1996, the Company established a $5 million line-of-credit with NationsBank, N.A. to facilitate interim long term capital equipment financing needs. As of November 11, 1996, the Company had total borrowings of $2.6 million under the line-of-credit.

     The Company believes that funds provided by operations, available borrowings under the line-of-credit and current amounts of cash, cash equivalents and short term investments, including the net proceeds of the Company's initial public offering, will be sufficient to meet its presently anticipated needs for working capital.

FORWARD-LOOKING STATEMENTS

     Item 2. of Part I contains certain forward-looking statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning certain revenue expectations) that are based on management's belief as well as assumptions made by, and information currently available to, management. The Company's actual results might differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Prospectus dated March 5, 1996 and its Quarterly Reports on Form 10-Q for the first three fiscal quarters of 1996, as filed with the Securities and Exchange Commission.

                       PART II        OTHER INFORMATION

     ITEM 1. LEGAL PROCEEDINGS

     As previously disclosed in the Company's Registration Statement on Form S-1 (Reg. No. 33-80547), as amended, relating to the Company's March 1996 initial public offering, on January 30, 1996, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against PCI and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former Company employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses, and the Company intends to vigorously defend the action. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than Premiere Communications, Inc., as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of Common Stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.

     On June 28, 1996, AudioFAX filed a complaint against the Company and PCI in the United States District Court for the Northern District of Georgia. In the complaint, AudioFAX alleges that the Company manufactures, uses, sells and/or distributes certain enhanced facsimile products which infringe three United States patents and one Canadian patent allegedly held by AudioFAX. AudioFAX seeks injunctive relief, three times an unspecified amount of damages, prejudgment interest, attorneys' fees and expenses of litigation, and court costs. The Company has filed an answer to the complaint in which it denies plaintiff's allegations, asserts various affirmative defenses, and seeks declaratory judgment regarding noninfringement and patent invalidity. Prior to receiving the complaint, the Company obtained an opinion from outside patent counsel to the effect that the Company's enhanced facsimile service does not infringe any of the United States patents held by AudioFAX, and also obtained a concurring opinion from separate patent counsel engaged to review the initial opinion. Based on these opinions and other considerations, the Company believes that it has meritorious defenses to the AudioFAX complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of the litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition. The Company has taken a one-time charge for the estimated legal fees and other costs that the Company expects to incur to resolve this matter.

     On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact connected to an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request and the bankruptcy examiner is investigating these allegations. Based upon the examiner's preliminary findings, the Company believes that the bankruptcy trustee, who has been substituted for CNC in this action, will dismiss the actions directed at PCI; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.

     On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick Jones ("Jones") in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260;
(ii) Jones, an officer of Company, offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its Common Stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. Although the Company has not yet filed an answer to the complaint the Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Exhibits:
               11.1 Statement re computation of per share earnings
               27.1 Financial data schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PREMIERE TECHNOLOGIES, INC.


November 11, 1996                   /s/ Boland T. Jones
-----------------                   -------------------------------------------
Date                                    Boland T. Jones
                                        Chairman of the Board and President

November 11,  1996                  /s/ Patrick G. Jones
------------------                  -------------------------------------------
Date                                    Patrick G. Jones
                                        Senior Vice President
                                        Finance and Legal

                                 EXHIBITS INDEX

                                                                         PAGE
                                                                         ----
11.1 Statement re computation of per share earnings                       18

27.1 Financial data schedule                                              19