Form 10-K
period 1996-12-31
PREMIERE TECHNOLOGIES INC
filed 1997-03-27
CIK 880804

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                _______________


                                   FORM 10-K

                                _______________

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

                       Commission file number:  0-27778


                          PREMIERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)


        Georgia                                        59-3074176
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


3399 Peachtree Road, N.E., The Lenox Building, Suite 400, Atlanta, Georgia 30326
                    (address of principal executive office)

     (Registrant's telephone number, including area code):  (404) 262-8400


Securities registered pursuant to Section 12(b) of the Act:

         None                                         None
(Title of each class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share
                               (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No  _____
     -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 17, 1997, as reported by The Nasdaq Stock Market's National Market, was approximately $335,008,438.

As of March 17, 1997, there were 24,089,769 shares of the registrant's common stock outstanding.

List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., part I. Part II, etc.) into which the document is incorporated:
Portions of the registrant's Proxy Statement for its 1997 meeting of shareholders are incorporated by reference in Part III.

================================================================================

                                     INDEX

                                                                                                  PAGE
                                                                                                  ----
PART I

Item 1.  Business...............................................................................     1
Item 2.  Properties.............................................................................    13
Item 3.  Legal Proceedings......................................................................    14
Item 4.  Submission of Matters to a Vote of Security Holders....................................    15


PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..................    15
Item 6.  Selected Financial Data................................................................    17
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..    18
Item 8.  Financial Statements and Supplementary Data............................................    33
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    59


PART III

Item 10.  Directors and Executive Officers of the Registrant....................................    59
Item 11.  Executive Compensation................................................................    59
Item 12.  Security Ownership of Certain Beneficial Owners and Management........................    59
Item 13.  Certain Relationships and Related Transactions........................................    59


PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................    60


Signatures......................................................................................    67

Exhibits........................................................................................    68

                                    PART I

ITEM 1.  BUSINESS

GENERAL

     Premiere Technologies, Inc. ("Premiere" or the "Company") is a network-based computer telephony company specializing in the integration of information and telecommunications services. The Company delivers its services through its advanced computer telephony platform, which is accessible from, and provides access to, a variety of devices, including the telephone, fax machine, pager and computer. The platform is modular and scalable, with an open-systems design which allows the Company to quickly customize its services to meet the needs of its subscribers and business partners and to easily expand system capacity.

     The Company's growth to date has been based primarily upon the sale of Premiere WorldLink Communications Services in both the retail and wholesale markets. WorldLink services include worldwide long distance calling, voice mail, fax mail, text-to-voice e-mail, conference calling, financial news, headline news, sports updates, weather reports, active message notification, travel and concierge services, electronic banking and bill payment and "call connect" services. These services have catered primarily to the mobile business traveler and have been marketed and offered through communications cards. The Company intends to expand its markets through the development and implementation of its new Orchestrate(SM) product and network-based call center technology.

     The Company's September 1996 acquisition of TeleT Communications LLC ("TeleT"), an Internet-based technology development company, made possible the development of Orchestrate(SM), which the Company believes will be the first network-based product to fully integrate the functionality of telephones and computers. Orchestrate(SM) will allow subscribers to control their communications through either a computer or telephone, according to their own preferences independent of how a communication was originally sent. As currently designed, Orchestrate(SM) functions will include messaging, conference calling, information services and a personal home page on the World Wide Web (the "Web"), which subscribers will be able to utilize without the purchase of any special software or hardware. Premiere intends to launch and implement its Orchestrate(SM) product during 1997.

     Premiere intends to implement its network-based call center technology in 1997, beginning with NationsBanc Services, Inc. ("NationsBanc Services"), an affiliate of NationsBank Corporation, the nation's fourth largest banking company. This technology will allow Premiere to streamline and enhance call processing and distributing for financial institutions and other large corporations.

     Individuals may subscribe to Premiere's WorldLink services through direct distribution channels or through one of Premiere's co-branded or licensing relationships. In addition, Premiere has formed strategic relationships with companies such as DeltaTel, Inc. ("DeltaTel"), a subsidiary of Delta Airlines, Inc., WorldCom, Inc. ("WorldCom") and CompuServe Incorporated ("CompuServe") in order to market and expand its services.

     Premiere has developed an advanced electronic billing and information system ("EBIS"), which enables Premiere to monitor and bill transactions based on a variety of parameters. Individual usage thresholds can be established for each subscriber and fees can be electronically charged to the subscriber's credit card or bank account. The EBIS allows Premiere to speed receipt of funds, monitor spending and fraud controls on a real-time basis and minimize the number of personnel involved in billing and collection functions.

THE PREMIERE STRATEGY

     Premiere's goal is to be the leading network-based computer telephony company specializing in the integration of telecommunications and information services. Premiere's strategy for achieving that goal includes the following key elements:

          Build Subscriber Base. Premiere seeks to increase the number of subscribers to its services and to retain its subscribers by capitalizing on existing and creating new strategic marketing relationships, exploiting its other distribution channels, expanding the range of services available on its platform, maintaining an attractive pricing strategy for its services and providing superior customer service. Premiere emphasizes retaining existing subscribers in order to provide Premiere with a recurring revenue base.

          Develop Additional Services. Premiere intends to launch and implement its Orchestrate(SM) product and call center technology in 1997 and to continue developing additional functions and features on its platform. Premiere believes that relationships with its existing and future strategic partners will assist it in developing new services. Premiere intends to make available to its general subscriber base the services it develops in connection with certain of these strategic partners.

          Develop Local Access Capability. Premiere believes that the launch and implementation of Orchestrate(SM) will place Premiere in a position to begin developing local access to its services, which should result in Premiere's services being used more on a daily basis by subscribers, whether they are at home, in the office or traveling. Orchestrate(SM) is designed to be a time-saving tool for controlling all of a user's daily communications. Premiere believes that offering local access at a low flat rate to its subscribers will be important in developing the market for the Orchestrate(SM) package and the individual Orchestrate(SM) service components.

          Enter into Strategic Relationships. Premiere believes that its relationships with strategic partners will continue to be important in building Premiere's subscriber base. Each strategic partner brings to Premiere an existing base of prospective users of Premiere's services. Premiere has sought and established strategic relationships with parties whose customers are likely to be extensive users of Premiere's services.

          Expand Internationally. Premiere believes that there is a large international market for its services. Premiere currently has subscribers in more than 100 countries, and its platform currently communicates with subscribers in 10 languages. In 1996, Premiere opened a data and switching center in London, England. This data center has allowed Premiere to reduce the transmission costs associated with system access from many European locations and to more effectively pursue long term strategic relationships with European partners. Premiere intends to continue its international expansion activities in 1997.

          Continue Investment in Computer Telephony Platform. Premiere has developed its platform to be modular and scalable, with an open systems design and readily available hardware components, thereby allowing its subscriber base and network traffic to grow without significant upgrades or changes to existing platform hardware.

          Continue Investment in EBIS.   Premiere has designed the EBIS to
     automate real-time monitoring and billing of subscriber transactions. Premiere believes that the EBIS reduces overhead requirements by automating the billing process and enhances cash flow by expediting payment. Premiere also believes that the EBIS reduces exposure to credit risks, since it establishes predetermined spending limits for each subscriber, requires a valid credit card or bank account from each subscriber before commencing service and bills usage charges directly to the credit card or bank account of each subscriber. The Company plans to continue its investment in development and support of the EBIS.

INFORMATION AND TELECOMMUNICATIONS SERVICES

     WorldLink Communications Services. Premiere's computer telephony platform provides subscribers with a single point of access for information and telecommunications services. The platform can communicate with a wide variety of communications devices. Subscribers can access the platform from virtually any telephone worldwide, and access is toll-free from telephones in the United States and approximately 60 other countries and territories. In addition, following the introduction of the Company's Orchestrate(SM) product, subscribers will be able to access the platform from any PC connected to the Internet or other available data connections. After accessing the platform from a telephone, the subscriber is presented with a variety of options that can be configured in different ways depending upon how Premiere or its partners position the following services:

          Worldwide Long Distance. Subscribers can place worldwide long distance calls at rates that are generally significantly lower than the standard card plan rates currently charged by AT&T Corp. ("AT&T"), MCI Communications Corporation ("MCI"), Sprint Corporation ("Sprint") or in the case of United Kingdom ("U.K.") subscribers, British Telecom.

          Messaging. Premiere offers a universal inbox for voice, fax and e-mail messages. Subscribers are notified of new messages every time they access Premiere's platform, and subscribers can receive message notification through any pager. The messaging services are offered as part of the Premiere WorldLink Communications Services package, and also through Premiere's Message Center and E-Mail Message Center services. The messaging functionality for each of these services is very similar, but the orientation, prompts and positioning differ considerably. The individual messaging functions are described below:

               Voice Mail. Premiere's voice mail service provides traditional voice mail features, allowing subscribers to customize their mailbox greetings and to receive, retrieve, save and delete voice mail messages.

               Fax Mail. The fax mail service allows subscribers to receive and store facsimile transmissions no matter where they travel. Senders of facsimile messages may attach a voice mail message identifying the facsimile. The recipient is able to later instruct the system to forward the stored facsimiles to a specified location.

               E-Mail. E-mail messages can be read to the subscriber over the telephone using Premiere's advanced text-to-speech functionality. E-mail messages can also be sent to any fax machine. In addition, subscribers can respond to e-mail by choosing from a variety of standard responses.

          Information Services. Subscribers can access financial news, headline news, sports updates, weather reports and other information updates, provided on the system through a digital feed from a subsidiary of the Chicago Tribune. These services are frequently updated and the information is accessible by a series of menus presented to the user via voice prompts. Information is first presented in a general format, with the subscriber then being given the option to retrieve more detailed information on the topic selected.

          Conference Calling. Subscribers can initiate conference calls involving up to four parties. The conference calling feature is automated and the subscriber is guided through each step.

          Enhanced Travel and Concierge Services. Premiere offers travel and concierge services through its platform which allow subscribers to make lodging, airline, rental car, dining and golf reservations and to obtain concert, theater and sporting event tickets. In addition, Premiere's concierge services provide subscribers with access to travel assistance services, including emergency medical referrals, legal referrals, tracing and redirecting lost luggage and pre-trip destination information. A record of each use by a subscriber of the travel and concierge feature is maintained so that the subscriber is provided with increasingly efficient and personalized service.

          Electronic Banking and Bill Payment. In connection with its relationship with Checkfree Corporation ("Checkfree"), Premiere offers subscribers the option to pay bills electronically through its platform.

          "Call Connect" Service. Premiere offers a service that allows inbound callers to the platform to send a message to a subscriber's pager informing the subscriber that the subscriber has an incoming call. The system prompts inbound callers to identify themselves and records this information. While the inbound caller waits on the line, the subscriber can then call the platform and be informed of the identity of the inbound caller. The subscriber then has the choice of having the platform automatically connect the two calls or route the original call to voice mail.

          Other. Premiere provides its subscribers with other services, including speed dialing, certain travel services, sequential calling, operator assistance, detailed transaction statements on demand and detailed voice prompts, available in 10 languages. In addition, the Company offers telecommunications services to the hospitality industry. This service, which was the first offered by the Company, consists primarily of reselling "0+" long distance services to guests of hotels and motels.

     Orchestrate(SM). Premiere intends to launch and implement its Orchestrate(SM) product during 1997. When accessing the platform from a PC using the new Orchestrate(SM) functionality, the subscriber will be presented with a visually rich on-screen interface for control of all communications and information functions, including:

          Messaging. All voice, fax and e-mail messages will be displayed individually on the subscriber's PC. As currently designed, messages in the inbox can be viewed and/or listened to (depending upon the type of message), forwarded to individuals or groups or broadcast, all with the click of the mouse. This service will include a personal contact database that will allow subscribers to send or broadcast messages just by clicking on the names of the appropriate individuals or defined groups in the database. Messages will be delivered over the Internet as appropriate to reduce transmission costs. Premiere is also developing a feature that will allow subscribers to transfer information to the Premiere platform from other contact databases such as ACT or Microsoft Outlook.

          Conference Calling. Subscribers will be able to establish conference calls simply by clicking on the names of individuals or groups. The subscriber will be able to control all aspects of the conference call, including adding, dropping and muting parties on the conference call, all with a click of the mouse.

          Information Services. Subscribers will be able to tap into a spectrum of customized information services offered in conjunction with content providers such as Cable News Network, Inc.. The types of information available would include news, sports updates, stock quotes, weather reports, airline and hotel information and reservations, banking, entertainment and other specialized information.

          Personal Home Page. Each subscriber will be provided with a personal home page on the Web. The page will act as a "virtual receptionist," presenting contact information and a voice greeting to any Web user. The Web user will be able to page, fax or send e-mail to the subscriber directly from this page. The page will be fully customizable and a subscriber will be able to update his personal home page from any telephone or any PC connected to the Internet.

     As part of the development of Orchestrate(SM), Premiere intends to greatly enhance the telephone interface to its platform, allowing a user to access the same set of functions available via the computer. Using voice and/or telephone keypad commands, a subscriber will be able to send, forward and broadcast messages to individuals or groups included in his or her personal Orchestrate(SM) contact database. The subscriber will also be able to set up conference calls in a similar manner. Upon the introduction of voice recognition and other enhancements, the platform will offer true "personal assistant" or "personal agent" functionality.

     Call Center Technology. Upon the implementation of its network-based call center technology during 1997, Premiere's platform will also be used to provide an outsource solution for call center management. This technology will allow Premiere to streamline and enhance call processing and call routing for financial institutions and other large corporations. In a typical financial services application, such as the one currently being developed for NationsBanc Services, Premiere's platform will be used to enhance call processing service for checking, savings and other account information available through toll-free telephone access.

     Other Services Under Development. The following additional services are also under development:

          Customized On-line Information Access/Content Management. In connection with the Orchestrate(SM) product, Premiere intends to implement a feature enabling subscribers to retrieve on demand or at predetermined intervals selected information from the Internet or on-line service providers. This feature would allow each subscriber to establish "filter and forward" criteria specifying the type of information desired. A search engine would retrieve the information requested and transmit this information to the platform, notifying the subscriber by page, telephone call or other means as appropriate. The subscriber can then access the information through any PC connected to the Internet or from any telephone by utilizing the text-to-speech capabilities of the system.

          Enhanced "Follow Me" Services. Premiere is developing an application that would allow subscribers to provide callers access to all of their current home, business, voice mail, facsimile and mobile numbers via a single number. When a subscriber's Premiere number is called, the platform would attempt to contact each of the subscriber's other specified numbers, without the caller having to remember each number or place each call separately. For example, when a subscriber receives a call, the platform would attempt to locate the subscriber at a series of predetermined numbers and page the subscriber if the paging option is enabled. The platform would allow the caller to leave a voice mail message if the subscriber is not located.

MARKETING AND DISTRIBUTION

     Premiere markets its services through multiple distribution channels that encompass (i) direct marketing efforts where Premiere is responsible for lead generation and sales, (ii) co-branded relationships in which Premiere offers its services to the customers of other companies, such as financial institutions, that are seeking to increase their revenue from and their goodwill with their customer base by offering value-added services, (iii) strategic relationships where Premiere may develop custom applications for its platform and market its services jointly with its strategic partners, and (iv) licensing arrangements where other companies market and sell Premiere's services under their names without significant assistance from Premiere. In all distribution channels, except licensing arrangements, Premiere enters into agreements pursuant to which it agrees to pay commissions to or share revenues with the parties who assist Premiere in marketing its services.

     Premiere intends to employ several different distribution strategies for Orchestrate(SM). In addition to utilizing the four distribution channels described above, Premiere plans to market Orchestrate(SM) through Internet service providers, on-line service providers, on-line content providers and direct Internet marketing companies. Premiere will generally compensate such companies through commissions or revenue sharing arrangements.

     Direct. Premiere markets its services directly to potential subscribers. Premiere has supported this marketing effort by implementing a feature on the system allowing automated account activation, thereby making it easier for consumers to establish service with Premiere.

          Premiere WorldLink. Premiere markets its services under the name "Premiere WorldLink" through a variety of traditional direct channels, including advertisements in publications primarily directed at travelers. In its marketing efforts, Premiere emphasizes the attractive pricing, the variety of features, the integrated nature and the ease of use of its service.

          AFCOM. Premiere markets its services under the name "AFCOM" primarily to United States military personnel. Premiere generally markets the AFCOM service through financial institutions located on military bases. These financial institutions assist Premiere in marketing its services in exchange for subscriber and usage based fees paid by the Company to the financial institutions.

     Co-branded Relationships. Premiere has entered into relationships with a number of other companies, including First of America Bank Corporation, First National Bank of Chicago, First USA Bank, First Union

National Bank, KeyBank USA and the Royal Bank of Scotland PLC, under which Premiere provides its services to customers of those companies. The other company generally offers its customers access to the Premiere platform via a co-branded communications card, and Premiere pays subscriber and usage based fees to the other company with respect to each subscriber who is issued a co-branded communications card. Premiere believes that companies which enter into co-branded relationships with Premiere are motivated by the ability to offer additional value to their customers, reinforce brand equity through custom voice prompts that their customers hear each time they access the service, communicate with their customers by broadcasting voice, fax or e-mail messages, and derive additional revenue. Communications cards are generally issued under the Premiere WorldLink name, with the other company also placing its logo on the face of the card.

     Strategic Partners. The Company also markets its services by establishing strategic relationships with parties whose existing customers have an anticipated need for the telecommunications and information services provided by Premiere. Strategic relationships are intended to provide the Company's strategic partners with (i) an efficient means of communicating with their customers through Premiere's voice mail, e-mail and fax mail features, (ii) increased visibility to their customers through customized greetings and a private branded communications card, (iii) the ability to provide customized services to their customers over Premiere's platform, and (iv) an additional source of revenue. These relationships provide the Company with the opportunity to develop specialized services for the strategic partner's customers which, in certain circumstances, the Company can later offer to its subscribers. In connection with these strategic relationships, communications cards are generally issued in the name of Premiere's strategic partner and bear a logo and design of the strategic partner's choosing. The reverse side of the card generally states that services are provided by Premiere.

     Licensing Relationships. Companies such as WorldCom, Unidial Incorporated and Touch 1 Communications, Inc. have chosen to outsource part or all of their communications card services to Premiere. Premiere licenses use of its platform to these companies, which enables them to provide enhanced services to their customers and to generate additional revenue without developing or investing in their own infrastructure. The platform's open architecture allows customization of services for the licensees. For example, licensees generally customize voice prompts and may choose to offer their users only selected services available on the platform. Premiere provides licensees with on-line access to the database containing their customer information and transaction records, thus enabling licensees to add and delete subscribers and services remotely and control fraud and credit exposure. Licensees generally provide their own transmission services and therefore remain responsible for transmitting calls to and from Premiere's platform. Licensees currently sell the enhanced services via communications cards issued in their names. Premiere formats the billing records for licensees and sends the records to licensees electronically. Licensees bill their customers for the services, and Premiere bills the licensees monthly for access to the platform based on licensee customer usage. Services to licensees are generally provided under agreements with 30 to 60 month terms which require the payment of a minimum monthly fee if specified usage minimums are not met.

STRATEGIC PARTNERS AND ALLIANCES

     DeltaTel. Premiere and DeltaTel have entered into an agreement pursuant to which Premiere provides information and telecommunications services to DeltaTel subscribers. DeltaTel subscribers receive a communications card, known as the "DeltaTel Card," that allows them to access services on Premiere's platform. Premiere has developed certain travel related features in connection with the Company's relationship with DeltaTel. DeltaTel is marketing the DeltaTel program by distributing marketing materials to passengers on Delta's flights, sending information to Delta frequent fliers, placing advertisements in Delta's Crown Rooms and other means.

     CompuServe. Premiere and CompuServe have entered into an agreement for Premiere to provide information and telecommunications services to parties who subscribe to Premiere's services through CompuServe, and for CompuServe to make certain of its services available to Premiere's existing subscribers, strategic partners and licensees. In connection with the CompuServe agreement, Premiere developed a feature which allows subscribers to listen to e-mail messages over the telephone and to send e-mail messages to any fax machine. This feature is being marketed to CompuServe's subscribers on-line and through direct mailing. In addition,

CompuServe Interactive (United Kingdom) is marketing the combined services to its members in the U.K., which now number in excess of 400,000.

     Others. Premiere's other strategic partners include Checkfree, Arch Nationwide Paging, a division of Arch Communications Group, Inc. ("Arch"), MobileComm, a wholly owned subsidiary of MobileMedia Corporation ("MobileComm"), and Paging Network, Inc. ("PageNet").

     WorldCom. In November 1996, Premiere entered into a 25-year strategic alliance agreement with WorldCom which enables WorldCom to couple its voice and data network with Premiere's advanced, feature-rich platform, which should lead to new incremental business opportunities for both companies. WorldCom is the fourth largest long distance carrier in the United States. This agreement positions Premiere as a preferred provider to WorldCom of network-based computer telephony technology. In addition, Premiere and WorldCom intend to jointly market a comprehensive package of services that neither could previously offer independently.

CALL CENTER RELATIONSHIPS

     Premiere intends to market its call center technology to financial institutions and other large corporations. Premiere has been selected by NationsBanc Services as its outsource solution for its customer service centers, which currently receive in excess of 100 million calls per year.

PREMIERE'S COMPUTER TELEPHONY PLATFORM

     Premiere designed its computer telephony platform to provide its subscribers with efficient and reliable service and to be easily expandable as network usage increases. The modular and scalable design of the platform and related software allows expansion of network capacity without requiring replacement of existing hardware or software or interrupting service. Premiere's open systems design approach enables Premiere to utilize readily available third party hardware and software in constructing its platform and facilitates the integration of services and information provided by third parties into the system.

     Software. The system is controlled by proprietary application and database access software that was developed by the Company. Premiere's software is designed to be versatile and adaptable and to allow the system to be configured to meet the demands of strategic partners, licensees or individual subscribers. The Company's software is written in the "C" programming language in accordance with the Company's open systems development strategy and supports the Company's modular and scalable network architecture. Applications written for custom or specific functions can be quickly developed and implemented across the network and offered to all of the Company's subscribers. Premiere maintains an internal development program in order to continually enhance its software.

     Communications and Information Systems Architecture. The platform consists of a digital telecommunications switch which interfaces with a high speed client/server network of personal computers. Clients on the network (called "Telnodes") are controlled by PCs utilizing the Company's proprietary software (called a "Network Manager"). Servers on the network are responsible for performing functions requested by the Telnodes and Network Managers and for storing and providing access to data. Web servers connected to the network firewall interface with the Internet and allow Premiere to offer access to its services from any PC connected to the Internet. The network architecture is designed to be modular and scalable. To increase the capacity of the network, the Company adds additional Network Managers, Telnodes and servers and, at certain points, must add additional modules to the digital switch, but is not required to replace existing Network Managers, Telnodes and servers. This modular systems approach also allows Premiere, at the request of licensees and strategic partners, to provide custom applications for subscribers. The client/server network utilizes a fault tolerant network operating system and the network configuration provides for data on each server to be mirrored on a separate server, thereby providing redundancy for improved system reliability. Premiere maintains the ability to generate power in the event of a prolonged power outage, or if its uninterruptible power supply fails.

     Incoming calls to Premiere's platform are answered by a Telnode, which hosts an automated voice response unit operator. Resident on each Telnode is the specialized software and hardware necessary to allow the Telnode to interact with, and accept input from, users. For communications card applications, the system initially prompts subscribers for their access number and personal identification number. The Network Manager instantly verifies this information for accuracy by querying the database of subscribers and also verifies that only one subscriber is connected to the platform using this access number. Once the subscriber has been identified, the Network Manager instructs the Telnode to present the subscriber with various options, which the subscriber can access by responding to voice prompts. If the subscriber chooses one of the enhanced services, the system software processes the request by directing it to the appropriate server on the network for fulfillment. If the subscriber chooses to place an outbound telephone call, the Telnode transmits the call through the digital central office switch, which is designed to select the least expensive available routing for the call.

     Transmission. Incoming and outgoing communications are transmitted via fiber optic trunk lines, which are provided by interexchange long distance service providers pursuant to contractual relationships with the Company. Premiere obtains transmission service from multiple carriers, thus enhancing Premiere's ability to avoid service interruptions caused by technical problems at a single carrier. Because each carrier's trunk lines physically terminate at Premiere's facility, Premiere can readily alter the routing of its transmission traffic in the event of technical difficulties.

     The Company opened an additional domestic switching facility in Dallas, Texas in September 1996. This facility is designed to provide geographical redundancy and increased capacity. The Dallas center will be capable of handling 300 million transaction minutes per month, which is the same capacity as Premiere's core hub in Atlanta, Georgia. In addition, the Company established a new point-of-presence ("POP") site in London, England. The London POP allows Premiere to offer even more competitive rates to customers in the U.K. and western Europe.

ELECTRONIC BILLING AND INFORMATION SYSTEM

     Premiere's EBIS is designed to allow instant activation of subscribers' accounts, monitor subscribers' activity in real time and, while operating in the background without interrupting subscribers' service, interface with multiple financial institutions and electronically bill subscribers' credit cards or bank accounts. The EBIS is configurable for the billing requirements of various financial institutions and currently interfaces electronically with approximately 3,000 banks and other financial institutions.

     Premiere believes the advantages of its billing system are that it (i) avoids the delay in payment inherent in paper invoices sent through the mail,
(ii) reduces billing and collection costs, and (iii) helps reduce fraud and bad debt expense by establishing preset spending maximums for subscribers. The system architecture of Premiere's EBIS is based on the same modular and scalable design philosophy used by Premiere in implementing its platform.

     During a subscriber's initial session on the Premiere network, the subscriber is routed to Premiere's service activation center. The subscriber is then asked by the customer service representative or the system (if the subscriber's service is being activated by the Company's automated service activation system) to choose an authorization number (usually subscribers choose their existing business or home telephone number) and a personal identification number. The subscriber is also asked to provide a credit card number. The subscriber is then assigned a preset spending limit. When a subscriber's usage reaches the preset limit, the EBIS, operating in the background and without interrupting the subscriber's transaction, attempts to charge this amount to the subscriber's credit card. If the charge is successful, the EBIS updates the threshold to a zero balance, and the subscriber may continue the transaction uninterrupted. If the attempted charge fails, the system suspends service temporarily, and upon the subscriber's next attempt to access the system, the system directs the subscriber to customer service. Billing for AFCOM subscribers operates in a similar manner, except that Premiere establishes an initial balance, which the EBIS bills against as usage charges are incurred. Once the initial draft is substantially depleted, the EBIS electronically schedules an additional draft from the subscriber's bank account on scheduled intervals (generally coinciding with pay periods).

RESEARCH AND DEVELOPMENT

     Premiere's research and development and engineering personnel are responsible for developing and supporting Premiere's proprietary software and enhanced system features. Premiere's research and development strategy is to focus its efforts on enhancing its proprietary software and to integrate its software with readily available software and hardware when feasible. Premiere maintains an internal software development program pursuant to which the Company introduces major and minor enhancements of its software.

     As of December 31, 1996, Premiere employed 29 people in research and development and engineering positions. Premiere's research and development team continuously monitors the operation of the computer telephony platform and the EBIS to determine if software or hardware modifications are necessary. Premiere's research and development and engineering personnel also engage in joint development efforts with Premiere's strategic partners.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

     Premiere believes that effective customer service is essential to attracting and retaining subscribers. Premiere's customer service department is responsible for educating and assisting subscribers in using Premiere's services, for resolving billing related issues and, in consultation with Premiere's technical support personnel, for resolving technical problems subscribers may have in using Premiere's services. As of December 31, 1996, Premiere employed a staff of approximately 69 people in its customer service department, which is staffed 24 hours per day, seven days per week and is accessible by a toll-free call. Each member of Premiere's customer service department is trained in all aspects of customer service in order to enable them to respond to any service related question raised by a subscriber.

     Premiere's platform provides customer service representatives with detailed information regarding each subscriber and the subscriber's transaction history. This information is instantly accessible by customer service representatives from their computer terminals. The real-time monitoring capabilities of the system assure that subscribers' transaction records retrieved by customer service representatives are current, even if a subscriber completed a transaction only moments before contacting the customer service department.

     Premiere employs separate personnel who are responsible for technical support functions. These employees are generally responsible for consulting with Premiere's strategic partners and licensees regarding technical issues and for resolving technical issues brought to their attention by the customer service department.

COMPETITION

     The information and telecommunications service industries are intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition.

     The Company's competitive strategy is to seek to gain a competitive advantage by being among the first companies to offer an integrated information and telecommunications services solution, by being an innovator in the integrated information and telecommunications services market and by offering unique and innovative services to its subscribers. The Company intends to capitalize on strategic relationships with WorldCom, DeltaTel, CompuServe and others in order to build its subscriber base and to maintain and increase subscriber loyalty. The Company believes that the principal competitive factors affecting the market for telecommunications and information services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. The Company believes that it competes effectively in these areas.

     As noted, the Company attempts to differentiate itself from its competitors in part by offering an integrated suite of information and communications services accessible from multiple devices. Other providers currently offer each of the individual services and certain combinations of such services offered by the Company. The Company's worldwide long distance services and features such as conference calling compete with services provided by companies such as AT&T, MCI and Sprint, as well as smaller interexchange long distance providers. The Company's voice mail services compete with voice mail services provided by certain regional Bell operating companies ("RBOCs") as well as by independent voice mail vendors such as Octel Communications Corporation ("Octel"). The Company's electronic mail services compete with services provided by America Online, Inc. ("America Online"), Prodigy Services Co. ("Prodigy") and numerous Internet service providers. The Company's paging services compete with paging services offered by companies such as AT&T and MCI.

     Although the Company is aware of several companies that are marketing enhanced calling cards, it is not aware of any major competitor that is marketing an integrated information and communications service identical to the service marketed by the Company. Many of the Company's competitors have substantial resources and technical expertise and could likely develop such a service if they chose to expend sufficient resources. The Company believes that existing competitors are likely to expand their service offerings and that new competitors are likely to enter the information and telecommunications market and to attempt to integrate information and telecommunications services, resulting in greater competition for the Company. In particular, legislation was signed into law on February 8, 1996 that will allow local exchange carriers, including the RBOCs, to provide inter-LATA long distance telephone service, which will likely significantly increase competition for long distance services. The new legislation also grants the Federal Communications Commission ("FCC") the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of an integrated suite of information and telecommunications services by regulated entities, including the RBOCs, in competition with the Company. Such increased competition could have a material adverse effect on the Company's business, operating results or financial condition.

     Telecommunications companies compete for consumers based on price, with major long distance carriers conducting extensive advertising campaigns to capture market share. There can be no assurance that a decrease in the rates charged for communications services by the major long distance carriers or other competitors, whether caused by general competitive pressures or the entry of the RBOCs and other local exchange carriers into the long distance market, would not have a material adverse effect on the Company's business, operating results or financial condition.

     With respect to Orchestrate(SM), Premiere is aware of a number of companies offering "unified messaging." For example, Octel and Microsoft Corp. ("Microsoft") recently announced "Unified Messenger," which places all voice mail, e-mail and fax messages in a single mailbox accessible by phone and computer. Unlike Premiere's network-based solution, many of these companies offer a premise-based solution whereby vendors integrate equipment with local area networks and PBX equipment. In addition, over the past few years, the number of companies offering call center technology has grown dramatically, primarily in response to major outsource initiatives as well as significantly lower technology costs. Such increased competition could have a material adverse effect on the Company's business, operating results or financial condition.

     The Company expects that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the Company's technology. The Company does not have the contractual right to prevent its subscribers from changing to a competing network and the Company's subscribers may generally terminate their service with the Company at will.

GOVERNMENT REGULATION

     The Company provides both telecommunications and information services. The terms and conditions under which the Company provides its services are potentially subject to regulation by the state and federal governments of the United States. Various international authorities may also seek to regulate the services provided or to be provided by the Company. With regard to the Company's telecommunications services, federal laws and

FCC regulations generally apply to interstate telecommunications, while state regulatory authorities generally have jurisdiction over telecommunications that originate and terminate within the same state.

     Federal. On February 8, 1996, the President signed into law the Telecommunications Act of 1996, as amended (the "1996 Act"), which will allow local exchange carriers, including the RBOCs, to provide inter-LATA long distance telephone service and which also grants the FCC the authority to deregulate other aspects of the telecommunications industry. The new legislation may result in increased competition to the Company from others, including the RBOCs, and increased transmission costs in the future. The Company is classified by the FCC as a non-dominant carrier for its common carrier telecommunications services. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations. The FCC also has the authority to impose more stringent regulatory requirements on the Company and change its regulatory classification. The Company has applied for and received all necessary authority from the FCC to provide domestic interstate and international telecommunications service. The Company has been granted authority by the FCC to provide international telecommunication services through the resale of switched services of United States facilities-based carriers. The FCC reserves the right to condition, modify or revoke such international authority for violations of the Federal Communications Act or its rules.

     Both domestic and international non-dominant carriers must maintain tariffs on file with the FCC. Although the tariffs of non-dominant carriers and the rates and charges they specify are subject to FCC review, they are presumed to be lawful and are seldom contested. In reliance on the FCC's past practice of allowing relaxed tariff filing requirements for non-dominant domestic carriers, the Company at one time did not maintain detailed rate schedules for domestic offerings in its tariffs. The two-year statute of limitations on claims relating to these tariffs has expired. The FCC recently decided to "forbear" from requiring that non-dominant interchange carriers file tariffs for their domestic services. The United States Court of Appeals for the District of Columbia Circuit, however, has stayed the FCC's decision pending court review. As an international non-dominant carrier, the Company has always been required to include, and has included, detailed rate schedules in its international tariffs. Resale carriers are also subject to a variety of miscellaneous regulations that, for instance, govern the documentation and verifications necessary to change a consumer's long distance carrier, limit the use of "800" numbers for pay-per-call services, require disclosure of operator services and restrict interlocking directors and management.

     As a result of changes made by the 1996 Act, the Company may be subject to additional regulatory requirements pertaining to its telecommunications and information services. Although the Company does not believe that these changes will have a material effect on its business, no assurance can be given at this time regarding the extent or impact of such changes.

     Most importantly, as a non-dominant carrier, the Company will be deemed to be a "telecommunications carrier" for FCC purposes. As a telecommunications carrier, the Company will likely be required to contribute to universal service funds established by the FCC, the states or both. The FCC and the states are in the process of determining what universal service contribution requirements to adopt. Further, telecommunications carriers are subject to some minimal interconnection and network access requirements under the 1996 Act. These requirements generally require telecommunications carriers to interconnect their facilities directly or indirectly with the facilities and equipment of other telecommunications carriers upon request and prohibit them from installing network features, functions or capabilities that are not accessible to and usable by persons with disabilities, unless access for persons with disabilities is not readily achievable.

     Moreover, information service providers traditionally have been treated by the FCC as providing an "enhanced" computer processing service, rather than a "basic" telecommunications transmission service and, as a result, were thought to be beyond the FCC's regulatory authority. Most of the Company's business involves such unregulated enhanced services. Although the 1996 Act continues to distinguish between unregulated information or enhanced and regulated telecommunication or basic services, the changes made by the 1996 Act may have important implications for the providers of unregulated enhanced services.

     The 1996 Act did not directly address the FCC's "access charge" system, which governs the fees paid by long distance carriers to local telephone companies to terminate calls over the local telephone network. However, it is widely agreed that this system must be revised as part of the overall effort to create competition in the local telephone market, as envisioned by the 1996 Act. The FCC, therefore, has underway a comprehensive review of its access charge system. Although the FCC tentatively has concluded not to require enhanced service providers to pay access charges, this conclusion is somewhat controversial and the FCC has indicated that it will reconsider it in the future.

     Current proposals to change the universal service support system do not entail the imposition of universal service fees on enhanced service providers. However, there can be no guarantee that such fees will not be assessed in the future. Similarly, individual states may determine that enhanced services providers should be required to contribute to state universal service funding mechanisms.

     State. The intrastate long distance telecommunications operations of Premiere are subject to various state laws and regulations, including prior certification, notification and registration requirements. In certain states, prior regulatory approval may be required for changes in control of telecommunications operations. The Company is currently subject to varying levels of regulation in the states in which it provides "0+" service and "1+" and card services (which are both generally considered "1+" services by the states). The vast majority of states require Premiere to apply for certification to provide telecommunications services, or at least to register or to be found exempt from regulation, before commencing intrastate service. The vast majority of the states require Premiere to file and maintain detailed tariffs listing rates for intrastate service. Many states also impose various reporting requirements and/or require prior approval for transfers of control of certified carriers, assignments of carrier assets, including customer bases, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of the state regulatory authorities. Fines and other penalties, including the return of all monies received for intrastate traffic from residents of a state, may be imposed for such violations.

     Premiere has made the filings and taken the actions it believes are necessary to become certified or tariffed to provide intrastate card services to customers throughout the United States, except in two states. The Company has received authorization to provide intrastate card services in 44 states and has applications to provide intrastate card service pending in 4 states. With the exception of one state in which the Company's application to provide "0+" service is pending, the Company has received authorization to provide "0+" service in each state where the Company provides such service. There can be no assurance that the Company's provision of services in states where it is not licensed or tariffed to provide such services will not have a material adverse effect on the Company's business, operating results or financial condition.

     Miscellaneous. In conducting its business, the Company is subject to various laws and regulations relating to commercial transactions, such as the Uniform Commercial Code and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Because of growth in the electronic commerce market, it is possible that Congress or individual states could enact laws regulating the electronic commerce market, or that the Federal Reserve might revise Regulation E or adopt new rules regarding electronic funds transfer. It is impossible to predict what effect such new or revised laws, rules and regulations would have on the Company's business, operating results or financial condition. The Company's proposed international activities also will be subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation.

PROPRIETARY RIGHTS

     The Company's ability to compete is dependent in part upon its proprietary technology. The Company relies on confidentiality agreements with its employees and copyright and trade secret laws to protect its technology. Despite these actions, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company's proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company's technology. However, the Company believes that, due to the rapid pace of technological change in the information and telecommunications service industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are more important to establishing and maintaining a competitive advantage in the industry. The Company has one patent application pending and 13 trademark or copyright registrations pending. However, the Company currently has no registered trademarks or copyrights.

     The Company is aware of other companies that use the terms "WorldLink" or "Premiere" in describing their products and services, including telecommunications products and services. Certain of those companies hold registered trademarks which incorporate the names "WorldLink" or "Premiere."
The Company has received correspondence from a provider of prepaid calling cards which claims that the Company's use of the term "WorldLink" infringes upon its trademark rights. In addition, the Company has received correspondence from a major bank, which is among the holders of registered trademarks incorporating the term "WorldLink," inquiring as to the nature of the Company's use of the term "WorldLink" as part of its mark "Premiere WorldLink." Based on, among other things, the types of businesses in which the other companies are engaged and the low likelihood of confusion, the Company believes these claims to be without merit.

     No assurance can be given that actions or claims alleging trademark, patent or copyright infringement will not be brought against the Company with respect to current or future products or services, or that, if such actions are brought, the Company will ultimately prevail. Any such claiming parties may have significantly greater resources than the Company to pursue litigation of such claims. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved services, require the Company to enter into royalty or licensing agreements, or cause the Company to discontinue use of the challenged tradename or technology at potential significant expense to the Company associated with the marketing of a new name or the development or purchase of replacement technology, all of which could have a material adverse effect on the Company. See the discussion of the AudioFAX litigation under ITEM 3 - LEGAL PROCEEDINGS.

EMPLOYEES

     As of December 31, 1996, the Company employed 170 persons on a full-time basis and two persons on a part-time basis. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES

     Premiere leases approximately 30,750 square feet of office space in Atlanta, Georgia under a lease expiring August 30, 1997. The Company leases an additional 7,300 square feet of space in Atlanta, Georgia, for the facility that serves as the Company's primary data and communications center. This lease expires on December 31, 1998. The Company also leases approximately 7,000 square feet of space in Dallas, Texas for an additional data and communications center. This lease expires July 31, 2001. In addition, the Company maintains a single person sales office in Tulsa, Oklahoma and space in London, England for an additional data and communications center.

ITEM 3.  LEGAL PROCEEDINGS

     On January 30, 1996, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company's wholly-owned subsidiary, Premiere Communications, Inc. ("PCI" or "Premiere Communications") and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former Company employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI, as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of common stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against the Company on January 21, 1997 setting forth the same allegations as described above. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses and a motion to dismiss with respect to all counts of the complaint. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

     On June 28, 1996, AudioFAX IP LLC ("AudioFAX") filed a complaint against the Company and PCI in the United States District Court for the Northern District of Georgia. In the complaint, AudioFAX alleged that the Company manufactures, uses, sells and/or distributes certain enhanced facsimile products which infringe three United States patents and one Canadian patent allegedly held by AudioFAX. In the third quarter of 1996, the Company took a one-time charge for the estimated legal fees and other costs that the Company expected to incur to resolve this matter. On February 11, 1997, the Company entered into a long term, non-exclusive license agreement with AudioFAX settling the litigation.

     On August 6, 1996, Communication Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings, the bankruptcy trustee, who has been substituted for CNC in this action, is investigating the merits of any potential actions directed at PCI. No actions or suits have been filed by the trustee against PCI, but the trustee has notified PCI that as one of the potential claims he is investigating, he intends to assert an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $800,000. Due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty the outcome of the trustee's investigation and the potential litigation. If the outcome of any such litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

     On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick G. Jones ("Jones") in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is in its initial stages, and no trial date has been set. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock has traded on the Nasdaq National Market under the symbol "PTEK" since its initial public offering on March 5, 1996. The following table sets forth the high and low sales prices of the common stock as reported on the Nasdaq National Market for the periods indicated:

 1996                                                              HIGH           LOW
 ----                                                              ----           ---
 First Quarter (from March 5, 1996).........................     $27.750        $18.000
 Second Quarter.............................................      50.000         23.625
 Third Quarter..............................................      35.750         16.000
 Fourth Quarter.............................................      31.250         14.500

     As of March 17, 1997, there were approximately 148 record holders of the Company's common stock.

     The Company has never paid cash dividends on its common stock, and the current policy of the Company's Board of Directors is to retain any available earnings for use in the operation and expansion of the Company's business. Therefore, the payment of cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

     On September 18, 1996, the Company issued 498,187 shares of common stock in connection with the acquisition by the Company of TeleT. 75,000 of such shares were placed in escrow to secure certain indemnification obligations of the members of TeleT. The issuance of such shares was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

     On November 13, 1996, the Company issued 2,050,000 shares of common stock to WorldCom in connection with the Company's entering into of a strategic alliance agreement with WorldCom. This agreement provides for, among other things, a long term relationship between the parties under which the Company became a preferred platform services provider for WorldCom and its subsidiaries with respect to enhanced calling programs. The issuance of such shares was exempt from registration pursuant to Section 4(2) and Regulation D of the Securities Act.

     During the year ended December 31, 1996, certain current and former employees, directors and investors exercised options and warrants to purchase an aggregate of 1,246,818 shares of common stock at prices ranging from $0.00042 to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                          NINE MONTHS
                                                         YEAR ENDED          ENDED                       YEAR ENDED
                                                   ---------------------  -------------  ------------------------------------------
                                                    MARCH 31,  MARCH 31,   DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                     1993        1994        1994(1)       1994(2)         1995            1996
                                                   ---------- ----------  -------------  ------------   ------------   ------------
                                                                                         (UNAUDITED)
STATEMENTS OF OPERATIONS DATA:                                            (IN THOUSANDS, EXCEPT PER SHARE DATA)
   Revenues:
       Subscriber services.......................  $    844   $   3,812   $  5,391       $  6,592       $   15,085     $  36,557
       License fees..............................         0         314      1,748          1,935            5,935        13,777
       Other revenues............................     1,093       1,296      1,181          1,468            1,306         1,745
                                                   ---------  ----------  ---------      ---------      -----------    ----------
          Total revenues.........................     1,937       5,422      8,320          9,995           22,326        52,079
   Cost of Services..............................       676       2,261      2,796          3,516            7,603        16,711
                                                   ---------  ----------  ---------      ---------      -----------    ----------
   Gross Margin..................................     1,261       3,161      5,524          6,479           14,723        35,368
                                                   ---------  ----------  ---------      ---------      -----------    ----------
   Operating Expenses:
       Selling and marketing.....................     1,232       2,116      3,022          3,750            7,267        16,985
       General and administrative................       944       1,486      1,818          2,342            4,460         8,781
       Depreciation and amortization.............        91         319        246            420              697         2,255
       Charge for purchased research
         and development.........................         0           0          0              0                0        11,030
       Accrued litigation costs..................         0           0          0              0                0         1,250
                                                   ---------  ----------  ---------      ---------      -----------    ----------
          Total operating expenses...............     2,267       3,921      5,086          6,512           12,424        40,301
   Operating Income (Loss).......................    (1,006)       (760)       438            (33)           2,299        (4,933)
                                                   ---------  ----------  ---------      ---------      -----------    ----------
   Other Income (Expense):
       Interest income...........................        16          27        127            149              283         2,529
       Interest expense..........................      (166)       (250)      (242)          (291)            (366)         (188)
       Other, net................................         0           0         43             43               32            68
                                                   ---------  ----------  ---------      ---------      -----------    ----------
          Total other income (expense)...........      (150)       (223)       (72)           (99)             (51)        2,409
                                                   ---------  ----------  ---------      ---------      -----------    ----------
   Net Income (Loss) Before Income Taxes
    and Extraordinary Loss.......................    (1,156)       (983)       366           (132)           2,248
   Provision For (Benefit From) Income Taxes.....         0           0         48             48              330        (1,627)
                                                   ---------  ----------  ---------      ---------      -----------    ----------
Net Income (Loss) Before Extraordinary Loss......    (1,156)       (983)       318           (180)           1,918          (897)
Extraordinary Loss on Early Extinguishment
   of Debt, Net of Tax Effect of $37,880.........         0           0          0              0                0            59
                                                   ---------  ----------  ---------      ---------      -----------    ----------
   Net Income (Loss).............................    (1,156)       (983)       318           (180)           1,918          (956)
   Preferred Stock Dividends.....................         0          64        256            320              309            29
                                                   ---------  ----------  ---------      ---------      -----------    ----------
Net Income (Loss) Attributable to Common
   Shareholders..................................  $ (1,156)  $  (1,047)  $     62       $   (500)      $    1,609     $    (985)
                                                   =========  ==========  =========      =========      ===========    ==========
Pro Forma Income (Loss) Attributable
   to Common Shareholders For Primary
   Earnings Per Share(3).........................  $ (1,156)  $  (1,047)  $    226       $   (500)      $    1,807     $    (985)
                                                   =========  ==========  =========      =========      ===========    ==========
Pro Forma Income (Loss) Per Common
   and Common Equivalent Shares(4)
   Primary.......................................  $  (0.16)  $   (0.13)  $   0.01       $  (0.05)      $     0.10     $   (0.05)
                                                   =========  ==========  =========      =========      ===========    ==========
Shares Used In Computing Earnings
   Per Common and Common Equivalent
   Shares(4) (in thousands):  Primary............     7,293       8,164     19,147         10,804           17,529        20,170
                                                   =========  ==========  =========      =========      ===========    ==========
BALANCE SHEET DATA (AT PERIOD END):
   Working capital...............................  $    482   $   4,469   $  4,275       $  4,275       $    5,535      $ 69,551
   Total assets..................................     1,574       6,573      7,623          7,623           16,988       140,051
   Long term liabilities.........................     1,623       2,112      2,448          2,448            2,513           584
   Shareholders' equity (deficit)................      (435)      3,502      3,603          3,603            8,193       124,158

________________
(1) Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31.
(2) Year ended December 31, 1994 data was derived from the nine months ended December 31, 1994 data and the unaudited interim data for the three months ended March 31, 1994. The data is presented for comparative purposes and additional analysis.
(3) Supplementary pro forma earnings per share assuming the conversion of Series A Preferred Stock and the retirement of notes payable for the year ended December 31, 1995 are not presented because the effect of the pro forma adjustments is immaterial.
(4) Pro forma net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents from convertible preferred stock (using the if-converted method) and from stock options (using the modified treasury stock method). In addition, common stock and common stock equivalents issued at prices below the initial public offering price of $18.00 per share within one year prior to this offering have been included in the calculation (using the treasury stock method) as if they were outstanding for all periods prior to this offering, regardless of whether they are dilutive. See Note 2 of Notes to Consolidated Financial Statements. Fully diluted data is not presented as the effect is anti-dilutive or immaterial for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in connection with the Company's consolidated financial statements and the related notes thereto included elsewhere herein. Effective December 31, 1994, the Company changed its fiscal year end from March 31 to December 31.

OVERVIEW

     Premiere is a network-based computer telephony company specializing in the integration of information and telecommunications services. The Company delivers its services through its advanced computer telephony platform, which is accessible from, and provides access to, a variety of devices including the telephone, fax machine, pager and computer. The platform is modular and scalable, with an open-systems design which allows the Company to quickly customize its services to meet the needs of its subscribers and business partners and to easily expand system capacity.

     Premiere's revenues consist of: (i) subscriber services from information and telecommunications services; (ii) license fees from use of its computer telephony platform by customers of companies that have licensing relationships with Premiere; and, to a lesser extent, (iii) other revenues, primarily long distance charges from hospitality services. Subscriber services revenues from information and telecommunications services, including Premiere WorldLink, AFCOM and co-branded services, are based primarily on a per minute charge. License fees are contracted on a long term basis and are generally based on a per minute charge and, in certain circumstances, a per usage charge. Other revenue charges are based on long distance rates established by the Company depending upon the originating location of the call, and other various methods.

     Cost of services consists primarily of transmission costs. Licensees generally arrange for, and directly bear the cost of, transmission. Consequently, while the per minute fees for licensee platform usage are lower than those for the subscriber services, the gross margin from license arrangements is considerably higher than for subscriber services.

     Selling and marketing expenses include commissions to co-branded partners, strategic partners, financial institutions that promote the Company's AFCOM services and businesses participating in the hospitality program, the cost of print advertisements, direct sales force salaries and commissions, travel and entertainment expenses, bad debt expense and other operating costs related to the selling and marketing functions.

     General and administrative expenses include salaries and benefits (except for selling and marketing salaries), rent and facility expense, accounting and audit fees, legal fees, property taxes and other administrative expenses.

     Depreciation and amortization includes depreciation of computer and network operations equipment and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets, which range from five to ten years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the assets. Amortization of intangible assets includes deferred software development costs and the WorldCom strategic alliance contract intangible, which are amortized over five years and 25 years, respectively.

     Premiere electronically bills most subscriber services revenue directly to the subscriber's credit card or bank account using the EBIS. The Company bills subscribers at least monthly and in certain instances more frequently if a particular subscriber exceeds pre-set spending limits. Because substantially all of the Company's subscriber services are billed electronically through the EBIS, the Company believes it has shortened the collection cycle compared to a traditional 30-day non-electronic billing arrangement. License fees are generally billed and invoiced on a 30-day basis.

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The Company periodically reviews the values assigned to long-lived assets, such as property and equipment and software costs, to determine if any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

RESULTS OF OPERATIONS

     The following table presents, for the periods indicated, the percentage relationship of certain statements of operations items to total revenues.

                                               NINE MONTHS
                                                  ENDED                        YEAR ENDED
                                             ---------------  -----------------------------------------------
                                               DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                   1994           1994(1)          1995            1996
                                             ---------------  ---------------  -------------  ---------------
                                                                (UNAUDITED)
   REVENUES:

       Subscriber services..................      64.8%            66.0%              67.6%         70.2%
       License fees.........................      21.0             19.4               26.6          26.5
       Other revenues.......................      14.2             14.6                5.8           3.3
                                                 -----            -----              -----         -----
          Total revenues....................     100.0            100.0              100.0         100.0
   COST OF SERVICES.........................      33.6             35.2               34.1          32.1
                                                 -----            -----              -----         -----
   GROSS MARGIN.............................      66.4             64.8               65.9          67.9
                                                 -----            -----              -----         -----
   OPERATING EXPENSES:
       Selling and marketing................      36.3             37.5               32.5          32.6
       General and administrative...........      21.9             23.4               20.0          16.9
       Depreciation and amortization........       3.0              4.2                3.1           4.3
       Charge for purchased research
          and development...................       0.0              0.0                0.0          21.2
       Accrued litigation costs.............       0.0              0.0                0.0           2.4
                                                 -----            -----              -----         -----
          Total operating expenses..........      61.2             65.1               55.6          77.4
   OPERATING INCOME (LOSS)..................       5.2             (0.3)              10.3          (9.5)
                                                 -----            -----              -----         -----
   OTHER INCOME (EXPENSE):
       Interest income......................       1.5              1.5                1.3           4.9
       Interest expense.....................      (2.9)            (2.9)              (1.6)         (0.4)
       Other, net...........................       0.5              0.4                0.1           0.2
                                                 -----            -----              -----         -----
          Total other income (expense)......      (0.9)            (1.0)              (0.2)          4.7
                                                 -----            -----              -----         -----
NET INCOME (LOSS) BEFORE INCOME
 TAXES AND EXTRAORDINARY LOSS...............       4.3             (1.3)              10.1          (4.8)
PROVISION FOR (BENEFIT FROM)
 INCOME TAXES...............................       0.6              0.5                1.5          (3.1)
                                                 -----            -----              -----         -----
NET INCOME (LOSS) BEFORE
 EXTRAORDINARY LOSS.........................       3.7             (1.8)               8.6          (1.7)
EXTRAORDINARY LOSS ON EARLY
 EXTINGUISHMENT OF DEBT, NET OF
 TAX EFFECT OF $37,880......................       0.0              0.0                0.0           0.1
                                                 -----            -----              -----         -----
NET INCOME (LOSS)...........................       3.7%            (1.8)%              8.6%         (1.8)%
                                                 =====            =====              =====         =====

_____________
(1) Year ended December 31, 1994 data was derived from the nine months ended December 31, 1994 data and the unaudited interim data for the three months ended March 31, 1994. The data is presented for comparative purposes and additional analysis.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Revenues. Total revenues increased 133.6% from $22.3 million in the year ended December 31, 1995 to $52.1 million in the year ended December 31, 1996. Subscriber services revenues increased 142.4% from $15.1 million in the year ended December 31, 1995 to $36.6 million in the year ended December 31, 1996, due primarily to increased revenues from Premiere WorldLink subscriber services. Revenues from Premiere WorldLink subscriber services increased principally as a result of response to the Company's print advertising campaign, which was substantially expanded starting in January 1996, as well as the Company's entering into additional co-branded relationships. Revenues from AFCOM subscriber services decreased 11.5% from $8.7 million in the year ended December 31, 1995 to $7.7 million in the year ended December 31, 1996, primarily due to certain branches of the military modifying their payroll practices to require direct deposit upon entering active duty. This requirement has resulted in a reduction in the level of banking activity at certain military financial institutions with which the Company has marketing arrangements. The Company has revised its AFCOM marketing strategy to attempt to address this situation. License fees increased 133.9% from $5.9 million in the year ended December 31, 1995 to $13.8 million in the year ended December 31, 1996, due to both the establishment of additional licensing relationships and increased revenues from existing licensees. Other revenues increased 30.8% from $1.3 million for the year ended December 31, 1995 to $1.7 million for the year ended December 31, 1996. This increase was attributable primarily to non-recurring system design and development revenues.

     On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. CNC accounted for 19.6% and 5.2% the Company's licensing revenues and total revenues, respectively, during the year ended December 31, 1996. CNC owed the Company approximately $627,000 as of December 31, 1996. However, CNC's transmission provider, WorldCom Network Services, Inc. d/b/a/ WilTel ("WilTel"), is also obligated to pay this amount to the Company. The Company believes that through a combination of new licensing agreements, the strategic alliance agreement with WorldCom and increased revenues from existing licensees, the Company has replaced all of the anticipated CNC revenue.

     Cost of Services. Cost of services increased 119.7% from $7.6 million in the year ended December 31, 1995 to $16.7 million in the year ended December 31, 1996, but decreased as a percentage of revenues from 34.1% in the year ended December 31, 1995 to 32.1% for the same period of 1996. The decrease in cost of services as a percentage of revenues reflects higher margins resulting from relatively lower per minute transmission costs and the relative increase in contribution from license fees, which have a lower cost of services because the licensees bear the cost of call transmission.

     Selling and Marketing Expenses. Selling and marketing expenses increased 132.9% from $7.3 million in the year ended December 31, 1995 to $17.0 million in the year ended December 31, 1996, and decreased as a percentage of revenues from 32.7% to 32.6%. The increase in selling and marketing expenses was due primarily to greater expenditures on print advertising and other selling and marketing costs related to the increase in subscribers and revenues, and an increase in bad debt expense during the fourth quarter of 1996. Despite the increase in bad debt expense, the Company was still able to maintain selling and marketing costs as a percentage of revenues consistent with the prior year.

     General and Administrative Expenses. General and administrative expenses increased 95.6% from $4.5 million in the year ended December 31, 1995 to $8.8 million in the year ended December 31, 1996, due primarily to an increased number of employees and related expenses to support the Company's growth. These expenses decreased as a percentage of revenues from 20.2% in the year ended December 31, 1995 to 16.9% for the same period in 1996. This decrease was attributable primarily to increased operating leverage resulting from higher revenues.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 230.0% from $697,000 in the year ended December 31, 1995 to $2.3 million in the year ended December 31, 1996. This increase was due to depreciation of additional equipment acquired during the period and the amortization of the strategic alliance contract intangible.

     Charge for Purchased Research and Development. This is a one-time charge in an amount equal to the estimated value of in-process research and development projects acquired in the acquisition of TeleT. See Note 3 of Notes to Consolidated Financial Statements.

     Accrued Litigation Costs. This is a one-time charge for the estimated legal fees and other costs that the Company expected to incur to resolve the patent infringement suit filed by AudioFAX. On February 11, 1997, the Company entered into a long term, non-exclusive license agreement with AudioFAX settling the litigation. The one-time charge was adequate to cover the actual costs of litigation and the cost of the license agreement is not expected to have a material effect on the Company's earnings. See Note 11 of Notes to Consolidated Financial Statements.

     Income Taxes. Income taxes decreased from a provision of $330,000 in the year ended December 31, 1995 to a benefit of $1.6 million in the year ended December 31, 1996. In the year ended December 31, 1995, the Company's effective income tax rate was less than the statutory rate due to the use of net operating loss carryforwards. At December 31, 1996, the Company had a total deferred tax asset of $11.1 million, principally due to net operating losses for tax purposes generated upon the exercise by employees of non-qualified stock options which generated compensation expense for tax purposes in excess of compensation expense as recorded by the Company in accordance with GAAP. In accordance with GAAP, the related tax benefit of this deduction was credited to additional paid-in-capital and accordingly, did not reduce operating tax expense recognized by the Company.

     Net Income (Loss). The Company recognized net income of $1.9 million in the year ended December 31, 1995 and a net loss of $956,000 in the year ended December 31, 1996. Excluding the one-time charges for in-process research and development and accrued litigation costs and the related tax effect, net income would have increased 242.1% from $1.9 million in the year ended December 31, 1995 to $6.5 million in the year ended December 31, 1996.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     General. Year ended December 31, 1994 data was derived from the nine months ended December 31, 1994 data and the unaudited interim data for the three months ended March 31, 1994.

     Revenues. Total revenues increased 123.0% from $10.0 million in the year ended December 31, 1994 to $22.3 million in the year ended December 31, 1995. Subscriber services revenues increased 128.8% from $6.6 million in the year ended December 31, 1994 to $15.1 million in the year ended December 31, 1995, due primarily to increased revenues from both Premiere WorldLink and AFCOM subscriber services. Revenues from Premiere WorldLink subscriber services increased principally as a result of response to the Company's print advertising campaign and additional co-branded relationships. Revenues from AFCOM subscriber services increased principally due to additional AFCOM marketing relationships and response to the Company's AFCOM direct mail advertising campaign. License fees increased 210.5% from $1.9 million in the year ended December 31, 1994 to $5.9 million in the year ended December 31, 1995, due to both the establishment of additional licensing relationships and increased revenues from existing licensees. A marked portion of this increase was due to the Company's relationship with CNC which accounted for approximately $1.5 million of the increase in license fees from the year ended December 31, 1995 compared to year ended December 31, 1994. Other revenues decreased 13.3% from $1.5 million for the year ended December 31, 1994 to $1.3 million for the year ended December 31, 1995.

     Cost of Services. Cost of services increased 117.1% from $3.5 million in the year ended December 31, 1994 to $7.6 million in the year ended December 31, 1995, but decreased as a percentage of revenues from 35.0% in the year ended December 31, 1994 to 34.1% for the same period of 1995. The decrease in cost of services as a percentage of revenues reflects higher margins resulting from relatively lower per minute transmission costs and the relative increase in contribution from license fees, which have a lower cost of services because the licensees bear the cost of call transmission.

     Selling and Marketing Expenses. Selling and marketing expenses increased 92.1% from $3.8 million in the year ended December 31, 1994 to $7.3 million in the year ended December 31, 1995, and decreased as a percentage of revenues from 38.0% to 32.7%. The increase in selling and marketing expenses was due primarily to greater expenditures on print advertising and other selling and marketing costs related to the increase in subscribers and revenues.

     General and Administrative Expenses. General and administrative expenses increased 95.7% from $2.3 million in the year ended December 31, 1994 to $4.5 million in the year ended December 31, 1995 due primarily to an increased number of employees and related expenses to support the Company's growth. These expenses decreased as a percentage of revenues from 23.0% in the year ended December 31, 1994 to 20.2% for the same period in 1995. This decrease was attributable primarily to increased operating leverage resulting from higher revenues.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 66.0% from $420,000 in the year ended December 31, 1994 to $697,000 in the year ended December 31, 1995. This increase was due to depreciation of additional equipment acquired during the period.

     Income Taxes. Income taxes increased from $48,000 in the year ended December 31, 1994 to $330,000 in the year ended December 31, 1995, reflecting income taxes payable on the Company's net income in the year ended December 31, 1995, as compared to the Company's net loss in the year ended December 31, 1994. The Company's effective income tax rate was less than the statutory rate due to the use of net operating loss carry forwards. At December 31, 1995, the Company had a deferred tax asset of $2.5 million, principally due to net operating losses for tax purposes generated upon the exercise by employees of non-qualified stock options which generated compensation expense for tax purposes in excess of compensation expense as recorded by the Company in accordance with GAAP. In accordance with GAAP, the related tax benefit of this deduction was credited to additional paid-in-capital and accordingly, did not reduce operating tax expense recognized by the Company.

     Net Income (Loss). The Company recognized a net loss of $180,000 in the year ended December 31, 1994 and net income of $1.9 million in the year ended December 31, 1995. This increase reflects higher revenues achieved in the year ended December 31, 1995 for all of the Company's services and the increased gross margin contribution of license fees compared to the year ended December 31, 1994.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1994

     General. Each of these variations reflect only nine months of operations in the period ended December 31, 1994, compared to the twelve months ended December 31, 1995.

     Revenues. Total revenues increased 168.7% from $8.3 million in the nine months ended December 31, 1994, to $22.3 million in the twelve months ended December 31, 1995. Subscriber services revenues increased 179.6% from $5.4 million in the nine months ended December 31, 1994 to $15.1 million in the twelve months ended December 31, 1995, primarily as a result of increased revenues from both Premiere WorldLink and AFCOM subscriber services. Revenues from Premiere WorldLink subscriber services increased principally as a result of response to the Company's print advertising campaign and additional co-branded relationships. Revenues from AFCOM subscriber services increased principally due to additional AFCOM marketing relationships and response to the Company's AFCOM direct mail advertising campaign. License fees increased 247.1% from $1.7 million in the nine months ended December 31, 1994 to $5.9 million in the twelve months ended December 31, 1995 due to both the establishment of additional licensing relationships and increased revenues from existing licensees. Other services revenues increased 8.3% from $1.2 million in the nine months ended December 31, 1994 to $1.3 million in the twelve months ended December 31, 1995.

     Cost of Services. Cost of services increased 171.4% from $2.8 million in the nine months ended December 31, 1994 to $7.6 million in the twelve months ended December 31, 1995. As a percentage of revenues, these costs were 33.7% in the nine months ended December 31, 1994 and 34.1% in the twelve months ended December 31, 1995. Cost of services remained stable as a percentage of revenues.

     Selling and Marketing Expenses. Selling and marketing expenses increased 143.3% from $3.0 million in the nine months ended December 31, 1994 to $7.3 million in the twelve months ended December 31, 1995, due primarily to additional expenditures on print advertising. As a percentage of revenues, selling and marketing expenses were 36.1% in the nine months ended December 31, 1994 and 32.7% in the twelve months ended December 31, 1995.

     General and Administrative Expenses. General and administrative expenses increased 150.0% from $1.8 million in the nine months ended December 31, 1994 to $4.5 million in the twelve months ended December 31, 1995. As a percentage of revenues, these expenses were 21.7% in the nine months ended December 30, 1994, and 20.2% in the twelve months ended December 31, 1995 as a result of increased operating leverage due to higher revenues.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased 183.3% from $246,000 in the nine months ended December 31, 1994 to $697,000 in the twelve months ended December 31, 1995. The increase in depreciation and amortization expense reflects the shorter period in the nine months ended December 31, 1994, compared to the twelve months ended December 31, 1995. As a percentage of revenues, depreciation and amortization expense increased from 3.0% in the nine months ended December 31, 1994 to 3.1% in the twelve months ended December 31, 1995.

     Income Taxes. Income taxes increased 587.5% from $48,000 in the nine months ended December 31, 1994 to $330,000 in the twelve months ended December 31, 1995, reflecting state income taxes payable on the Company's income in the nine months ended December 31, 1994. The company's net income for the nine months ended December 31, 1994 was entirely offset by the Company's net operating loss carry forward. The Company had an unused net operating loss carry forward at December 31, 1994 of $1.4 million.

     Net Income (Loss). Net income increased 497.5% from $318,000 for the nine months ended December 31, 1994 to $1.9 million for the twelve months ended December 31, 1995. This $1.6 million increase in net income reflects the combination of the Company's increased subscriber services revenues and license fees, stable gross margins and increased leverage from selling and marketing and general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's operating activities provided cash of $919,000 in the nine months ended December 31, 1994, provided cash of $730,000 in the year ended December 31, 1994, $3.1 million in the year ended December 31, 1995 and $12.4 million in the year ended December 31, 1996. Cash provided by operating activities for the nine months ended December 31, 1994 and the year ended December 31, 1994, reflects the Company's attainment of a level of operating revenues sufficient to cover its operating costs due to increased subscribers to the Company's AFCOM and Premiere WorldLink services and increased revenues from license fees. The increase in cash provided by operating activities in the year ended December 31, 1995, as compared to earlier periods, reflects the acceleration of the growth of the Company's subscriber base during that period and the relatively greater contribution from license fees with their associated higher gross margin. The increase in cash provided by operating activities in the year ended December 31, 1996 reflects the acceleration of the growth of the Company's subscriber base during the period and increased income from the investment of the net proceeds from the Company's initial public offering.

     The Company's investing activities used cash of $4.3 million in the nine months ended December 31, 1994, $4.4 million for the year ended December 31, 1994, $2.9 million for the year ended December 31, 1995 and $84.6 million for the year ended December 31, 1996. The Company's investing activities for the nine months ended December 31, 1994 and the year ended December 31, 1994 consisted primarily of the investment of $3.5 million of the proceeds of the Company's sale of Series 1994 Preferred Stock (which was converted into Series A Preferred Stock in December 1995) and $819,000 in purchases of property and equipment. Cash used in investing activities for the year ended December 31, 1995, consisted primarily of purchases of property and equipment. The Company's investing activities for the year ended December 31, 1996 consisted primarily of purchases of investments in the amount of $63.8 million. Additionally, the Company purchased property and equipment of $13.7 million. The Company also used cash to partially fund certain acquisitions and strategic alliances during the year ended December 31, 1996. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

     The Company's financing activities used $12,000 in cash in the nine months ended December 31, 1994, and provided cash of $3.9 million in the year ended December 31, 1994, $223,000 for the year ended December 31, 1995 and $77.0 million for the year ended December 31, 1996. Cash used in financing activities for the nine months ended December 31, 1994 reflects principal payments under capital leases offset by proceeds from subscriptions for common stock. Cash provided by financing activities for the year ended December 31, 1995 reflects proceeds from exercises of stock options. Cash provided in the year ended December 31, 1996 was primarily from the net proceeds of the Company's initial public offering in March 1996. Additionally, proceeds from the repayment of the above mentioned subscriptions for common stock also provided cash of $2.4 million in 1996. These sources of cash were partially offset in 1996 by the repayment of notes payable outstanding at December 31, 1995 as well as payment of dividends on Preferred Stock. See Notes 2, 4 and 6 of Notes to Consolidated Financial Statements.

     The Company has financed its cash requirements through a combination of equity and debt financing and, beginning in the nine months ended December 31, 1994, through cash flows from operating activities. In May 1992, the Company borrowed $1.0 million (the "First Sirrom Note") from Sirrom Capital Corporation ("Sirrom"), an independent lender unaffiliated with the Company, which was used to fund the Company's operations and for capital expenditures. In December 1993, the Company borrowed an additional $1.0 million from Sirrom (the "Second Sirrom Note") (the First Sirrom Note and Second Sirrom Note are referred to as the "Notes"). In connection with entering into the Notes, the Company granted Sirrom warrants to purchase an aggregate of 568,392 shares of common stock at $0.042 per share, the terms of which do not require the cancellation or exercise of the warrants upon repayment of the Notes. The Company used $2.0 million of the net proceeds of its initial public offering to retire the Notes in March 1996. In January 1994, the Company issued 8% cumulative Series A Preferred Stock to NationsBanc Capital Corporation ("NationsBanc"), from which it realized net proceeds of $3.9 million. In connection with the issuance of the Company's Series A Preferred Stock, all of the Company's outstanding 1993 Preferred Stock and Debentures were converted into common stock. A portion of the net proceeds of the Second Sirrom Note and the issuance of the Series A Preferred Stock was used to fund operations. The Company invested the remainder of the proceeds of the Second Sirrom Note and the Series A Preferred Stock, amounting to $3.5 million, in short-term interest-bearing securities. On January 19, 1996, the Company exercised its right to redeem the Series A Preferred Stock from NationsBanc. On February 1, 1996, NationsBanc elected to convert all of the Series A Preferred Stock into common stock. Thus, effective February 1, 1996, all outstanding shares of Series A Preferred Stock were converted into 3,095,592 shares of common stock. In connection with the conversion, the Company paid NationsBanc $677,000 in accrued but unpaid dividends and interest on the Series A Preferred Stock during the year ended December 31, 1996. In connection with the Company's initial public offering, the Company issued 4,570,000 shares of its $0.01 par value common stock in March 1996. The Company received net proceeds of $74.6 million after the underwriting discount and expenses of the offering.

     At December 31, 1996, the Company had working capital of $69.6 million. At December 31, 1995, the Company had working capital of $5.5 million. In October 1996, the Company established a $5 million line-of-credit with NationsBank, N.A. to facilitate interim capital equipment financing needs. As of March 17, 1997, the Company had total borrowings of $4.1 million under the line-of-credit.

     The Company's principal commitments consist of an obligation under a capital lease for switching equipment, which amounted to $524,000 at December 31, 1996 and $528,000 at December 31, 1995, and the line-of-credit, which had a balance of $4.1 million as of March 17, 1997. The Company believes that its current cash balances, other working capital and cash flows from operations will be sufficient to meet its capital requirements for at least the next 12 months and for the currently foreseeable future.

FORWARD-LOOKING STATEMENTS

     The Company may from time to time make written or oral forward-looking statements, including statements contained in the Company's filings with the Securities and Exchange Commission (the "Commission") and its reports to shareholders. Statements made in this Annual Report, other than those concerning historical information, should be considered forward-looking and subject to various risks and uncertainties. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results may differ materially from the results anticipated in these forward-looking statements due to, among other things:

     Factors Affecting Operating Results; Seasonality; Potential Fluctuations in Quarterly Results. The Company's operating results have varied significantly in the past and may vary significantly in the future. Special factors that may cause the Company's future operating results to vary include the unique nature of strategic relationships into which the Company may enter in the future, changes in operating expenses resulting from such strategic relationships and other factors, the continued acceptance of the Company's licensing program, the financial performance of the Company's licensees, the timing of new service announcements, market acceptance of new and enhanced versions of the Company's services, potential acquisitions, changes in legislation and regulation that may affect the competitive environment for the Company's communications services and general economic and seasonal factors.

     In the future, revenues from the Company's strategic relationships may become an increasingly significant portion of the Company's total revenues. Due to the unique nature of each strategic relationship, these relationships may change the Company's mix of expenses relative to revenues.

     Quarterly revenues are difficult to forecast because the market for the Company's information and telecommunications services is rapidly evolving. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the market price of the Company's common stock will likely be adversely affected.

     Intense Competition. The information and telecommunications services industries are intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. Such competition could materially adversely affect the Company's business, operating results or financial condition.

     The Company attempts to differentiate itself from its competitors by offering an integrated suite of information and telecommunications services. Other providers currently offer each of the individual services and certain combinations of the services offered by the Company. The Company's worldwide long distance services and features such as conference calling compete with services provided by companies such as AT&T, MCI and Sprint, as well as smaller interexchange long distance providers. The Company's voice mail services compete with voice mail services provided by certain RBOCs as well as by independent voice mail vendors such as Octel. The Company's enhanced travel services, concierge services, news services and electronic mail services are competing with services provided by America Online, Prodigy and numerous Internet service providers. When implemented, the Company's Orchestrate(SM) product will compete with companies such as Octel, Microsoft, Novell, Inc. and Lucent Technologies Inc. ("Lucent"). The Company's call center technology will compete with companies such as AT&T, MCI and Lucent. The Company expects that other parties will develop and implement information and telecommunications service platforms similar to its platform, thereby increasing competition for the Company's services.

     In addition, on February 8, 1996, the President signed into law the 1996 Act that will allow local exchange carriers, including the RBOCs, to provide inter-LATA long distance telephone service, which will likely significantly increase competition for long distance services. The new legislation also grants the FCC the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of an integrated suite of information and telecommunications services by regulated entities, including the RBOCs, in competition with the Company. Such increased competition could have a material adverse effect on the Company's business, operating results or financial condition.

     Telecommunication companies compete for consumers based on price, with major long distance carriers conducting extensive advertising campaigns to capture market share. There can be no assurance that a decrease in the rates charged for communications services by the major long distance carriers or other competitors, whether caused by general competitive pressures or the entry of the RBOCs and other local exchange carriers into the long distance market, would not have a material adverse effect on the Company's business, operating results or financial condition.

     The Company expects that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the Company's technology. The Company does not have the contractual right to prevent its subscribers from changing to a competing network, and the Company's subscribers may generally terminate their service with the Company at will.

     Ability to Manage Growth; Acquisition Risks. The Company has experienced substantial growth in recent years. This growth has placed significant demands on all aspects of the Company's business, including its administrative, technical and financial personnel and systems. Additional expansion by the Company may further strain the Company's management, financial and other resources. There can be no assurance that the Company's systems, procedures, controls and existing space will be adequate to support expansion of the Company's operations. The Company's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its technical, administrative, financial control and reporting systems. If the Company is unable to respond to and manage changing business conditions, then the quality of the Company's services, its ability to retain key personnel and its results of operations could be materially adversely affected. At certain stages of growth in network usage, the Company is required to add capacity to its computer telephony platform and its digital central office switch, thus requiring the Company continuously to attempt to predict growth in its network usage and add capacity to its switch accordingly. Difficulties in managing continued growth, including difficulties in predicting the growth in network usage, could have a material adverse effect on the Company. The Company has grown, and intends to grow, in substantial part through acquisitions of complementary services, products, technologies or businesses. The Company acquired substantially all of the assets and business operations of TeleT in September 1996. There can be no assurance that the Company will be able to successfully integrate TeleT's products, technologies, operations, personnel or business, or that once integrated TeleT's operations will achieve comparable levels of revenue, profitability or productivity as the Company's operations existing at the time of the acquisition or otherwise perform as expected. Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on the Company's business, operating results or financial condition. Future acquisitions also involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of management's attention from other business concerns, entering markets in which the Company has little or no direct prior experience and the potential loss of key employees of the acquired company. The Company is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

     Technological Change; Dependence on New Services. The computer telephony market is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The Company's future success will depend in significant part on its ability to anticipate industry standards, continue to apply advances in technologies, enhance its current services, develop and introduce new services on a timely basis, enhance its software and its computer telephony platform and successfully compete with products and services based on evolving or new technology. The Company expects new products and services, and enhancements to existing products and services, to be developed and introduced which will compete with the services offered by the Company. Among the new and evolving technologies that the Company expects to compete for the services offered by the Company are notebook computers equipped with sound cards, fax modems and cellular modems, portable Internet appliances which would allow connection to the Internet over wireless networks and personal digital assistants with enhanced communications features. The Company is also aware that products currently exist which allow text-to-voice e-mail conversion and provide "meet me" services, and that several communications companies are developing or have developed services that would compete with the Company's proposed "follow me" service by allowing users to have a single telephone number for all of their communications devices. The Company currently intends to introduce and market new and enhanced services in 1997, including Orchestrate(SM) and network-based call center technology. Development of these services will require the implementation of new technologies and the integration of these technologies into the Company's platform. There can be no assurance that the Company will be successful in developing and marketing service enhancements or new services that respond to these or other technological changes or evolving industry standards, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of its services, or that its new services and the enhancements thereto, will adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the introduction of new services, the inability of the Company to develop such new services or the failure of such services to achieve market acceptance could have a material adverse effect on the Company's business, operating results or financial condition.

     Uncertainty of Strategic Relationships. A principal element of the Company's strategy is the creation and maintenance of strategic relationships that will enable the Company to offer its services to a larger customer base than the Company could otherwise reach through its direct marketing efforts.
The Company has experienced growth in its existing strategic relationships during 1996, and has entered into or initiated new strategic relationships with several companies, including WorldCom, CompuServe Interactive (United Kingdom), MobileComm and PageNet. Although the Company intends to continue to expand its direct marketing channels, the Company believes that strategic partner relationships may offer a potentially more effective and efficient marketing channel. Consequently, the Company's success depends in part on the ultimate success of these relationships and on the ability of these strategic partners to effectively market the Company's services. Failure of one or more of the Company's strategic partners to successfully develop and sustain a market for the Company's services, or the termination of one or more of the Company's relationships with a strategic partner, could have a material adverse effect on the Company's overall performance due to the possibility of more costly direct marketing expenditures by the Company and other factors.

     In November 1996 the Company entered into a strategic alliance agreement with WorldCom, the fourth largest long-distance carrier in the United States, in which WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony services for a period of at least 25 years. In connection with this agreement, the Company issued to WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal) and paid WorldCom $4.7 million in cash. The Company recorded the value of this agreement as an intangible asset. While the Company believes that the intangible asset will be recovered over the life of the agreement, this recoverability is dependent upon the success of the strategic relationship. The Company will continually evaluate the realizability of the intangible asset recorded.

     Although the Company views its strategic relationships as a key factor in its overall business strategy and in the development and commercialization of its services, there can be no assurance that its strategic partners view their relationships with the Company as significant for their own businesses or that they will not reassess their commitment to the Company in the future. The Company's arrangements with its strategic partners do not always establish minimum performance requirements for the Company's strategic partners, but instead rely on the voluntary efforts of these partners in pursuing joint goals. Certain of these arrangements prevent the Company from entering into strategic relationships with other companies in the same industry as the Company's strategic partners, either for specified periods of time or while the arrangements remain in force. In addition, even when the Company is without contractual restriction, it may be restrained by business considerations from pursuing alternative arrangements. The ability of the Company's strategic partners to incorporate the Company's services into successful commercial ventures will require the Company, among other things, to continue to successfully enhance its existing services and develop new services. The Company's inability to meet the requirements of its strategic partners or to comply with the terms of its strategic partner arrangements could result in its strategic partners failing to market the Company's services, seeking alternative providers of communication and information services or canceling their contracts with the Company, any of which could have a material adverse impact on the Company.

     Dependence on Licensing and Strategic Relationships. The Company has licensing relationships with companies that have chosen to outsource part or all of their communications card services to Premiere. License fees accounted for approximately 26.5% of Premiere's 1996 revenues. One licensee, CNC, accounted for approximately 19.6% of Premiere's 1996 license fees and approximately 5.2% of the Company's total 1996 revenues. On August 6, 1996, CNC was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. CNC owed the Company approximately $627,000 as of December 31, 1996. However, CNC's transmission provider, WilTel, is also obligated to pay this amount to the Company. In addition, WorldCom accounted for approximately 43.5% of Premiere's 1996 license fees and approximately 11.5% of Premiere's total 1996 revenues. The Company believes that through a combination of new licensing agreements, the strategic alliance agreement with WorldCom and increased revenues from existing licensees, the Company has replaced all of the anticipated CNC revenue.

     The Company intends to increase its number of licensees and its licensee transaction volume in the future. The Company's success depends in part upon the ultimate success or failure of its licensees. The telecommunications industry is intensely competitive and rapidly consolidating. The majority of companies that have chosen to outsource communications card services to Premiere are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry. During the past 12 months, one licensee, in addition to CNC, ceased doing business with the Company primarily due to financial difficulties. Licensees that ceased doing business with Premiere due to financial difficulties contributed in the aggregate approximately $2.9 million of Premiere's 1996 revenues. Although the Company was able to add new licensees in 1996, there can be no assurance that the failure of one or more of the Company's licensees to develop and sustain a market for the Company's services, or termination of one or more of the Company's licensing relationships, will not have a material adverse effect on the Company's business, operating results or financial condition.

     Potential Adverse Impact of Pending Litigation. The Company has several litigation matters pending, which the Company is defending vigorously. See Note 11 of Notes to Consolidated Financial Statements. Due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

     Dependence on Key Management and Personnel. The Company's success is largely dependent upon its executive officers and other key personnel, the loss of one or more of whom could have a material adverse effect on the Company. The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of Boland T. Jones, Chairman and President, D. Gregory Smith, Executive Vice President, Gregg S. Freishtat, Senior Vice President, and Leonard A. DeNittis, Vice President of Engineering and Operations, and certain other key executives. The loss of services of any of these individuals could have a material adverse effect upon the Company. Messrs. Jones, Smith and DeNittis have entered into employment agreements with the Company which expire in December 1999, and the Company maintains key man life insurance on each of these persons in the amounts of $3.0 million, $2.0 million and $2.0 million, respectively.

     The Company also believes that to be successful it must hire and retain highly qualified engineering and product development personnel. Competition in the recruitment of highly qualified personnel in the information and telecommunications services industry is intense. The inability of the Company to locate, hire and retain such personnel may have a material adverse effect on the Company. No assurance can be given that the Company will be able to retain its key employees or that it will be able to attract qualified personnel in the future.

     Dependence on Switching Facilities and Computer Telephony Platforms; Damage, Failure and Downtime. The Company currently maintains switching facilities and computer telephony platforms in Atlanta, Georgia and Dallas, Texas, and a POP site in London, England. The Company's network service operations are dependent upon its ability to protect the equipment and data at its switching facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. The Company has taken precautions to protect itself and its subscribers from events that could interrupt delivery of the Company's services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators designed to be sufficient to continue operation of the Company's network in the event of a power outage for approximately four days, upgraded backup hardware and chemical fire protection systems. The Company's network is further designed such that the data on each network server is duplicated on a separate network server. Notwithstanding such precautions, there can be no assurance that a fire, act of sabotage, technical failure, natural disaster or a similar event would not cause the failure of a network server and its backup server, other portions of the Company's network or one of the facilities as a whole, thereby resulting in an outage of the Company's services. Such an outage could have a material adverse effect on the Company. While the Company has not experienced any downtime of its network due to natural disasters or similar events, on occasion the Company has experienced downtime due to various technical failures. When such failures have occurred, the Company has worked to remedy the failure as soon as possible. The Company believes that these technical failures have been infrequent. Although the Company maintains business interruption insurance providing for aggregate coverage of approximately $10.8 million per policy year, there can be no assurance that the Company will be able to maintain its business interruption insurance, that such insurance would continue to be available at reasonable prices, that such insurance would cover all such losses or that such insurance would be sufficient to compensate the Company for losses it experiences due to the Company's inability to provide services to its subscribers.

     Limited Protection of Proprietary Technology; Risks of Infringement. The Company relies primarily on a combination of copyright and trade secret laws and contractual confidentiality provisions to protect its proprietary rights. These laws and contractual provisions provide only limited protection of the Company's proprietary rights. The Company has one patent application pending and 13 trademark or copyright registrations pending. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's software or services or to obtain and use information that the Company regards as proprietary. Although the Company is not aware of any current or previous infringement on its proprietary rights, there can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the United States.

     The Company is aware of other companies that use the terms "WorldLink" or "Premiere" in describing their products and services, including telecommunications products and services. Certain of those companies hold registered trademarks which incorporate the names "WorldLink" or "Premiere."
The Company has received correspondence from a provider of prepaid calling cards which claims that the Company's use of the term "Premiere WorldLink" infringes upon its trademark rights. In addition, the Company has received correspondence from a major bank, which is among the holders of registered trademarks incorporating the term "WorldLink," inquiring as to the nature of the Company's use of the term "WorldLink" as a part of its mark "Premiere WorldLink." Based on, among other things, the types of businesses in which the other companies are engaged and the low likelihood of confusion, the Company believes these claims to be without merit. No assurance can be given that actions or claims alleging trademark, patent or copyright infringement will not be brought against the Company with respect to current or future products or services, or that, if such actions are brought, the Company will ultimately prevail. Any such claiming parties may have significantly greater resources than the Company to pursue litigation of such claims. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved services, require the Company to enter into royalty or licensing agreements or cause the Company to discontinue use of the challenged tradename, service mark or technology at potential significant expense to the Company associated with the marketing of a new name or the development or purchase of replacement technology, all of which could have a material adverse effect on the Company.

     On June 28, 1996, AudioFAX filed a complaint against the Company and PCI in the United States District Court for the Northern District of Georgia. In the complaint, AudioFAX alleged that the Company manufactures, uses, sells and/or distributes certain enhanced facsimile products which infringe three United States patents and one Canadian patent allegedly held by AudioFAX. In the third quarter of 1996 the Company took a one-time charge for the estimated legal fees and other costs that the Company expected to incur to resolve this matter. On February 11, 1997, the Company entered into a long term, non-exclusive license agreement with AudioFAX settling the litigation.

     Dependence Upon Software. The software developed and utilized by the Company in providing its services may contain undetected errors. Although the Company engages in extensive testing of its software prior to introducing the software onto its network, there can be no assurance that errors will not be found in software after commencement of use of such software. Any such error may result in partial or total failure of the Company's network, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of subscribers to use Premiere's network or the cancellation by subscribers of their service with Premiere, any of which could have a material adverse effect on the Company. The Company maintains technology errors and omissions insurance coverage of $10.0 million per policy aggregate.

     Dependence Upon Telecommunication Providers; No Guaranteed Supply. The Company does not own a transmission network and, accordingly, depends on WilTel, Corporate Telemanagement, Inc. ("CTG"), Cherry Communications, Incorporated ("Cherry"), Sprint and other facilities-based and non-facilities based carriers for transmission of its subscribers' long distance calls. For the year ended December 31, 1996, WilTel, CTG, Cherry and MCI were responsible for carrying traffic representing approximately 38%, 29%, 13% and 2%, respectively, of the minutes of long distance transmissions billed to the Company. Further, the Company is dependent upon local exchange carriers for call origination and termination. In October 1995, a carrier utilized by the Company to originate calls experienced a regional network outage due to Hurricane Opal. The Company's losses due to this outage were approximately $37,000, all of which, less a $5,000 deductible, was reimbursed by the Company's insurance carrier. In September 1995, a provider utilized by the Company to originate calls experienced a regional network outage due to a technical malfunction caused by a third party vendor performing software maintenance on the provider's network. The Company estimated its losses at approximately $17,000 due to this outage. This loss was not covered by the Company's insurance. Although the Company's originating providers are generally able to reroute the Company's inbound calls within several hours of an outage, rerouting was not possible in these instances due to the widespread nature of the outages. If there is an outage affecting one of the Company's terminating carriers, the Company's platform automatically switches calls to another terminating carrier if capacity is available. The Company has not experienced significant losses in the past because of interruptions of service at terminating carriers, but no assurance can be made in this regard with respect to the future. The Company's ability to maintain and expand its business depends, in part, on its ability to continue to obtain telecommunication services on favorable terms from long distance carriers and the cooperation of both interexchange and local exchange carriers in originating and terminating service for its subscribers in a timely manner. A partial or total failure of the Company's ability to receive or terminate calls would result in a loss of revenues by the Company and could lead to a loss of subscribers, which could have a material adverse effect on the Company.

     Regulation. Various regulatory factors may have an impact on the Company's ability to compete and on its financial performance. The Company is subject to regulation by the FCC and by various state public service and public utility commissions. Federal and state regulations and regulatory trends have had, and may have in the future, both positive and negative effects on the Company and on the information and telecommunications service industries as a whole. FCC policy currently requires interexchange carriers to provide resale of the use of their transmission facilities. The FCC also requires local exchange carriers to provide all interexchange carriers with equal access to the origination and termination of calls. If either or both of these requirements were removed, the Company could be adversely affected. These carriers may experience disruptions in service due to factors outside the Company's control, which may cause the Company to lose the ability to complete its subscribers' long distance calls. The Company has made all filings with the FCC necessary to allow the Company to provide interstate and international long distance service. In order to provide intrastate long distance service, the Company is generally required to obtain certification to provide telecommunications services from the public service or public utility commissions of each state, or to register or be found exempt from registration by such commissions. Premiere has made the filings and taken the actions it believes are necessary to become certified or tariffed to provide intrastate card services to customers throughout the United States, except in two states, Alaska and Hawaii, which have historically had restrictions making the cost prohibitive in light of the immaterial amount of intrastate traffic the Company handles in those states. This, however, has recently changed and the Company anticipates authorization to occur in 1997. To date, the Company has not been denied any licenses or tariffs. The Company has received authorization to provide intrastate card services in 44 states, and its applications to provide intrastate card services are pending in 4 states. With the exception of one state, New Mexico, in which the Company's application to provide "0+" service is pending, the Company has received authorization to provide "0+" service in each state where the Company provides such service. The Company's platform does not prevent subscribers from using the platform to make intrastate long distance calls in any state, including states in which the Company has not received approval to provide intrastate long distance services. There can be no assurance that the Company's provision of intrastate card services and "0+" service in states where it is not certified or tariffed to provide such services will not have a material adverse effect on the Company's business, operating results or financial condition.

     On February 8, 1996, the President signed into law the 1996 Act which will allow local exchange carriers, including the RBOCs, to provide inter-LATA long distance telephone service and which also grants the FCC authority to deregulate other aspects of the telecommunications industry. The new legislation may result in increased competition to the Company from others, including the RBOCs and increased transmission costs in the future. In addition, the Company may be subject to additional regulatory requirements and fees as a result of changes made by the 1996 Act.

     In conducting various aspects of its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Board of Governors of the Federal Reserve. Given the expansion of the electronic commerce market, the Federal Reserve might revise Regulation E or adopt new rules for electronic funds transfer affecting users other than consumers. Congress has held hearings on whether to regulate providers of services and transactions in the electronic commerce market, and it is possible that Congress or individual states could enact laws regulating the electronic commerce market. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, operating results or financial condition.

     Risks Associated with International Expansion. A key component of the Company's strategy is its planned expansion into international markets. In 1996, the Company opened a POP site in London, England and the Company intends to pursue long term strategic relationships with European partners. The Company also intends to establish Telnodes and Network Managers in New Zealand, Canada and potentially other countries in 1997. If international revenues are not adequate to offset the expense of establishing and maintaining these international operations, the Company's business, operating results or financial condition could be materially adversely affected. To date, the Company has only limited experience in marketing and distributing its services internationally. There can be no assurance that the Company will be able to successfully establish the proposed international Telnodes and Network Managers, or to market, sell and deliver its services in these markets. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain difficulties and risks inherent in doing business on an international level, such as burdensome regulatory requirements and unexpected changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, which could have a material adverse effect on the performance of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, operating results or financial condition.

     Risk of Loss From Returned Transactions; Fraud; Bad Debt; Theft of Services. The Company utilizes two principal financial payment clearance systems: the Federal Reserve's Automated Clearing House ("ACH") for electronic fund transfers and the national credit card systems for electronic credit card settlement. In its use of these established payment clearance systems, the Company generally bears credit risks similar to that normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. From time to time, persons have gained unauthorized access to the Company's network and obtained services without rendering payment to the Company by unlawfully utilizing the access numbers and PINs of authorized users. No assurance can be given that future losses due to unauthorized use of access numbers and PINs will not be material. The Company attempts to manage these risks through its internal controls and proprietary billing system. The Company's computer telephony platform prohibits a single access number and PIN from establishing multiple simultaneous connections to the platform, and the Company establishes preset spending limits for each subscriber. Past experience in estimating and establishing reserves, and the Company's historical losses are not necessarily accurate indications of the Company's future losses or the adequacy of the reserves established by the Company in the future. Although the Company believes that its risk management and bad debt reserve practices are adequate, there can be no assurance that the Company's risk management practices or reserves will be sufficient to protect the Company from unauthorized or returned transactions or thefts of services which could have a material adverse effect on the Company's business, operating results or financial condition.

     Volatility of Stock Price. There may be significant volatility in the market price for the common stock. The Company believes factors such as actual or anticipated quarterly fluctuations in financial results, changes in earnings estimates by securities analysts and announcements of material events by the Company, its major strategic partners or licensees or its competitors may cause the market price for the common stock to fluctuate, perhaps substantially.
These fluctuations, as well as general economic conditions, may have a material adverse effect on the market price of the common stock. In addition, in recent years the stock market in general, and technology-related stocks in particular, have experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies.

     The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL
                                  STATEMENTS

Report of Independent Public Accountants..............................................................   34

Consolidated Balance Sheets as of December 31, 1995 and 1996..........................................   35

Consolidated Statements of Operations for the nine months ended December 31, 1994
  and for the years ended December 31, 1995 and 1996..................................................   36

Consolidated Statements of Shareholders' Equity for the nine months ended
  December 31, 1994 and for the years ended December 31, 1995 and 1996................................   37

Consolidated Statements of Cash Flows for the nine months ended December 31, 1994
  and for the years ended December 31, 1995 and 1996..................................................   38

Notes to Consolidated Financial Statements............................................................   39

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
Premiere Technologies, Inc.:

     We have audited the accompanying consolidated balance sheets of PREMIERE TECHNOLOGIES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1995 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for the nine months ended December 31, 1994 and for the years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premiere Technologies, Inc. and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for the nine months ended December 31, 1994 and for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles.

                                   ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 11, 1997

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 1995 AND 1996

ASSETS                                                                                        1995              1996
                                                                                         -------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents...........................................................   $ 1,981,144       $  6,800,057
   Investments.........................................................................     3,515,782         67,333,688
   Accounts receivable (less allowance for doubtful accounts
       of $107,613 and $609,769, respectively).........................................     3,013,185          4,743,304
   Due from related parties............................................................       276,477            127,444
   Prepaid expenses and other..........................................................       497,746          2,283,944
   Deferred tax asset..................................................................     2,533,403          3,571,938
                                                                                         -------------     --------------
         Total current assets..........................................................    11,817,737         84,860,375
                                                                                         -------------     --------------
PROPERTY AND EQUIPMENT.................................................................     5,734,992         19,775,141
   Less:  accumulated depreciation.....................................................      (980,943)        (3,001,941)
                                                                                         -------------     --------------
         Net property and equipment....................................................     4,754,049         16,773,200
                                                                                         -------------     --------------
OTHER ASSETS:
   Deferred software development costs, net............................................        78,105            507,221
   Due from related parties............................................................       100,672            189,618
   Deferred tax asset..................................................................             0          7,566,401
   Strategic alliance contract intangible, net (Note 2)................................             0         29,814,143
   Other...............................................................................       237,099            340,151
                                                                                         -------------     --------------
                                                                                          $16,987,662       $140,051,109
                                                                                         =============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable....................................................................   $   849,584       $  4,172,542
   Accrued payroll.....................................................................       357,345          1,036,866
   Accrued transmission................................................................     1,325,094            496,210
   Accrued sales taxes.................................................................       780,661            993,829
   Accrued bonuses.....................................................................        15,000            138,671
   Accrued construction costs..........................................................       883,850          1,445,517
   Other accrued expenses..............................................................       887,726          3,725,470
   Unearned revenue....................................................................       352,541            452,618
   Current portion of capital lease obligation.........................................       172,422            286,642
   Dividends payable on preferred stock................................................       647,644                  0
   Notes payable.......................................................................        10,500          2,560,500
                                                                                         -------------     --------------
         Total current liabilities.....................................................     6,282,367         15,308,865
                                                                                         -------------     --------------
LONG TERM LIABILITIES:
   Notes payable.......................................................................     1,915,192             11,543
   Obligation under capital lease......................................................       355,160            237,692
   Deferred tax liability..............................................................       242,216            334,520
                                                                                         -------------     --------------
         Total long term liabilities...................................................     2,512,568            583,755
                                                                                         -------------     --------------

COMMITMENTS AND CONTINGENCIES (Note 11)

SHAREHOLDERS' EQUITY:
   Series A convertible, redeemable 8% cumulative preferred stock, $0.01 par value;
       5,000,000 shares authorized, 128,983 and 0 shares issued and outstanding,
       respectively, converted to common stock.........................................     3,906,500                  0

   Common stock, $0.01 par value; 150,000,000 shares authorized, 12,367,920 and
         24,011,777 shares issued and outstanding, respectively........................       123,679            240,118

   Additional paid-in-capital..........................................................     7,237,795        125,785,798
   Subscriptions receivable............................................................    (2,436,703)                 0
   Stock warrants outstanding..........................................................       243,760                  0
   Accumulated deficit.................................................................      (882,304)        (1,867,427)
                                                                                         -------------     --------------
         Total shareholders' equity....................................................     8,192,727        124,158,489
                                                                                         -------------     --------------
                                                                                          $16,987,662       $140,051,109
                                                                                         =============     ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1994
              AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996


                                                             1994                1995                1996
                                                        -------------       -------------       -------------
REVENUES:
    Subscriber services.............................      $5,391,184         $15,084,985         $36,556,688
    License fees....................................       1,747,942           5,934,587          13,777,335
    Other revenues..................................       1,181,014           1,306,366           1,745,315
                                                        -------------       -------------       -------------
       Total revenues...............................       8,320,140          22,325,938          52,079,338
COST OF SERVICES....................................       2,796,332           7,602,511          16,710,820
                                                        -------------       -------------       -------------
GROSS MARGIN........................................       5,523,808          14,723,427          35,368,518
                                                        -------------       -------------       -------------

OPERATING EXPENSES:
    Selling and marketing...........................       3,022,203           7,266,998          16,985,235
    General and administrative......................       1,817,708           4,460,561           8,780,604
    Depreciation and amortization...................         245,687             696,898           2,255,253
    Charge for purchased research and development...               0                   0          11,030,000
    Accrued litigation costs........................               0                   0           1,250,000
                                                        -------------       -------------       -------------
       Total operating expenses.....................       5,085,598          12,424,457          40,301,092
OPERATING INCOME (LOSS).............................         438,210           2,298,970          (4,932,574)
                                                        -------------       -------------       -------------
OTHER INCOME (EXPENSE):
    Interest income.................................         127,177             283,082           2,529,197
    Interest expense................................        (242,561)           (366,034)           (188,340)
    Other, net......................................          42,750              32,062              68,641
                                                        -------------       -------------       -------------
       Total other income (expense).................         (72,634)            (50,890)          2,409,498
                                                        -------------       -------------       -------------
NET INCOME (LOSS) BEFORE INCOME
    TAXES AND EXTRAORDINARY LOSS....................         365,576           2,248,080          (2,523,076)
PROVISION FOR (BENEFIT FROM) INCOME
    TAXES...........................................          47,529             330,486          (1,626,541)
                                                        -------------       -------------       -------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY
    LOSS............................................         318,047           1,917,594            (896,535)
EXTRAORDINARY LOSS ON EARLY
    EXTINGUISHMENT OF DEBT,
    NET OF TAX EFFECT OF $37,880....................               0                   0              59,251
                                                        -------------       -------------       -------------
NET INCOME (LOSS)...................................         318,047           1,917,594            (955,786)
PREFERRED STOCK DIVIDENDS...........................         256,000             308,419              29,337
                                                        -------------       -------------       -------------
NET INCOME (LOSS) ATTRIBUTABLE TO
    COMMON SHAREHOLDERS.............................      $   62,047         $ 1,609,175         $  (985,123)
                                                        =============       =============       =============
PRO FORMA INCOME (LOSS) ATTRIBUTABLE
    TO COMMON SHAREHOLDERS FOR
    PRIMARY EARNINGS PER SHARE......................      $  225,614         $ 1,807,382         $  (985,123)
                                                        =============       =============       =============
PRO FORMA INCOME (LOSS) PER COMMON
    AND COMMON EQUIVALENT SHARES:
    Primary.........................................           $0.01               $0.10              $(0.05)
                                                        =============       =============       =============
SHARES USED IN COMPUTING EARNINGS PER
    COMMON AND COMMON EQUIVALENT
    SHARES (in thousands):  Primary.................          19,147              17,529              20,170
                                                        =============       =============       =============

 The accompanying notes are an integral part of these consolidated statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1994
              AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                     SERIES A
                                    (FORMERLY
                                      SERIES                                               STOCK                         TOTAL
                                      1994)                 ADDITIONAL    SUBSCRIP-      WARRANTS       ACCUMU-          SHARE-
                                    PREFERRED     COMMON     PAID-IN        TIONS          OUT-          LATED          HOLDERS'
                                      STOCK       STOCK      CAPITAL      RECEIVABLE     STANDING       DEFICIT          EQUITY
                                   ------------  --------- ------------- ------------   ------------  ------------  -------------
BALANCE, March 31, 1994........... $ 3,906,500   $ 59,678  $  1,959,717  $  (114,110)     $ 243,760   $(2,553,526)  $  3,502,019
Subscriptions receivable
  payments received...............           0          0             0       39,359              0             0         39,359
Dividends on preferred stock......           0          0             0            0              0      (256,000)      (256,000)
Net income........................           0          0             0            0              0       318,047        318,047
                                   ------------  --------- ------------- ------------   ------------ ------------  -------------
BALANCE, December 31, 1994........   3,906,500     59,678     1,959,717      (74,751)       243,760    (2,491,479)     3,603,425
Subscriptions receivable
  on loans to shareholders........           0     55,523     2,306,429   (2,361,952)             0             0              0
Issuance of common stock..........           0      8,478       349,976            0              0             0        358,454
Income tax benefit from
  exercise of stock options.......           0          0     2,621,673            0              0             0      2,621,673
Dividends on preferred stock......           0          0             0            0              0      (308,419)      (308,419)
Net income........................           0          0             0            0              0     1,917,594      1,917,594
                                   ------------  --------- ------------- ------------   ------------ ------------  -------------
BALANCE, December 31, 1995........   3,906,500    123,679     7,237,795   (2,436,703)       243,760      (882,304)     8,192,727
Conversion of Series A
  Preferred Stock to common
  stock...........................  (3,906,500)    30,956     3,875,544            0              0             0              0
Conversion of stock warrants
  to common stock.................           0      6,265       237,520            0       (243,760)            0             25
Subscriptions receivable on
  loans to shareholders...........           0          0             0    2,436,703              0             0      2,436,703
Issuance of common stock:
  Initial public offering.........           0     45,700    74,571,348            0              0             0     74,617,048
  TeleT Communications LLC........           0      4,982     7,495,018            0              0             0      7,500,000
  Strategic alliance contract
  intangible......................           0     20,500    25,174,000            0              0             0     25,194,500
Income tax benefit from
  exercise of stock options.......           0          0     6,886,091            0              0             0      6,886,091
Exercise of stock options.........           0      8,036       308,482            0              0             0        316,518
Dividends on preferred stock......           0          0             0            0              0       (29,337)       (29,337)
Net loss..........................           0          0             0            0              0      (955,786)      (955,786)
                                   ------------  --------- ------------- ------------   ------------ ------------  -------------
BALANCE, December 31, 1996........ $         0   $240,118  $125,785,798  $         0      $       0   $(1,867,427)  $124,158,489
                                   ============  ========= ============= ============   ============  ============  =============

 The accompanying notes are an integral part of these consolidated statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1994
              AND FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

                                                                                   1994              1995              1996
                                                                             --------------     -------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss).......................................................    $   318,047       $ 1,917,594       $   (955,786)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization....................................        245,687           696,898          2,255,253
          Amortization of note discount....................................         30,779            47,369              8,677
          Non-recurring charges............................................              0                 0         12,280,000
          (Loss) gain on sale of assets....................................        (47,729)            6,180             17,672
          Provision for (benefit from) income taxes........................              0           330,486         (1,626,541)
          Loss on early extinguishment of debt.............................              0                 0             97,131
          Changes in assets and liabilities:
              Accounts receivable, net.....................................       (233,738)       (2,387,451)        (1,730,119)
              Prepaid expenses and other...................................          5,917          (597,513)        (1,981,554)
              Accounts payable.............................................       (378,893)          653,940          3,222,958
              Accrued expenses.............................................        976,234         2,320,441            680,299
              Unearned revenue.............................................          2,879           123,381            100,077
                                                                             --------------     -------------     ---------------
                  Total adjustments........................................        601,136         1,193,731         13,323,853
                                                                             --------------     -------------     ---------------
                  Net cash provided by operating activities................        919,183         3,111,325         12,368,067
                                                                             --------------     -------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of investments, net............................................     (3,510,963)          (14,819)       (63,817,906)
   Purchase of property and equipment, net.................................       (819,207)       (3,503,771)       (13,705,386)
   Acquisition of TeleT Communications LLC.................................              0                 0         (2,870,000)
   Strategic alliance contract intangible..................................              0                 0         (4,777,303)
   Increase in accrued construction costs..................................              0           883,850            561,667
   Due from related parties, net...........................................        (58,597)         (231,647)            60,087
   Software development costs..............................................         (7,431)                0                  0
   Proceeds from sale of equity securities.................................         97,729                 0                  0
                                                                             --------------     -------------     ---------------
                  Net cash used in investing activities....................     (4,298,469)       (2,866,387)       (84,548,841)
                                                                             --------------     -------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock, net.............................              0                 0         74,617,048
   Proceeds from payments of subscriptions receivable......................         39,359                 0          2,436,703
   Proceeds from exercises of stock options................................              0           358,454            316,542
   Payment of dividends on preferred stock.................................              0                 0           (676,981)
   Principal payments under capital lease obligation.......................        (51,608)         (135,776)          (234,168)
   Principal payments on notes payable.....................................              0                 0             (9,457)
   Proceeds from issuance of line-of-credit................................              0                 0          2,550,000
   Early extinguishment of debt............................................              0                 0         (2,000,000)
                                                                             --------------     -------------     ---------------
                  Net cash (used in) provided by financing activities......        (12,249)          222,678         76,999,687
                                                                             --------------     -------------     ---------------

NET (DECREASE) INCREASE IN CASH AND CASH
       EQUIVALENTS.........................................................     (3,391,535)          467,616          4,818,913
CASH AND CASH EQUIVALENTS, beginning of period.............................      4,905,063         1,513,528          1,981,144
                                                                             --------------     -------------     ---------------
CASH AND CASH EQUIVALENTS, end of period...................................    $ 1,513,528       $ 1,981,144       $  6,800,057
                                                                             ==============     =============     ===============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest..................................................    $   211,782       $   299,465       $    178,463
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
   AND FINANCING ACTIVITIES:
   Property purchased under a capitalized lease............................    $   132,512       $   299,586       $    230,920
   Stock issued for subscriptions receivable...............................    $         0       $ 2,361,952       $          0
   Equity issued for TeleT Communications LLC..............................    $         0       $         0       $  7,500,000
   Equity issued for strategic alliance contract intangible................    $         0       $         0       $ 25,194,500
NON-CASH TRANSACTIONS:
   Assets acquired with TeleT Communications LLC acquisition...............    $         0       $         0       $    627,225
   Liabilities assumed with TeleT Communications LLC acquisition...........    $         0       $         0       $    100,000

 The accompanying notes are an integral part of these consolidated statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                       DECEMBER 31, 1994, 1995 AND 1996

1.   ORGANIZATION AND NATURE OF BUSINESS

     Premiere Technologies, Inc. (the "Company" or "Premiere") was incorporated in Florida in July 1991. On December 18, 1995, Premiere merged into a wholly owned Georgia subsidiary in order to effect a reincorporation from Florida to Georgia (the "Reincorporation Merger"). The Company's principal business operations are carried out through its wholly owned subsidiary, Premiere Communications, Inc. ("PCI" or "Premiere Communications"), which was organized in October 1991 and began operations in January 1992. Through Premiere Communications, the Company provides a comprehensive, integrated suite of information and telecommunications services to a wide range of users. The Company delivers its services through its computer telephony platform, which provides users with a single, user-friendly point of access to the Company's services. The platform is accessible from virtually any telephone in the world and is also designed to communicate with PCs, facsimile machines and pagers. The Company's proprietary software, together with the modular and scalable architecture and open-systems design of the platform, enables the Company to customize its services at the individual subscriber level and to easily expand system capacity.

     The Company acquired substantially all of the assets and business operations of TeleT Communications LLC ("TeleT") on September 18, 1996 through its wholly owned subsidiary, PTEK Acquisition Corporation (the "Sub"), which was formed in 1996. The Sub was subsequently merged into Premiere Communications on December 31, 1996. Additionally, on November 13, 1996 the Company acquired all of the outstanding shares of EBIS Communications, Inc. that it did not already own. See Note 3 - Acquisitions.

     The Company issued 4,570,000 shares of its $0.01 par value common stock in an initial public offering in March 1996. Proceeds to the Company, net of the underwriting discount and expenses of the offering, were $74,617,048.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PRESENTATION

     Certain prior years' data presented in the consolidated financial statements have been reclassified to conform with the current year presentation. The Company declared a 24-to-1 stock split through the declaration of a stock dividend for each share of common stock outstanding on December 18, 1995. All references to the number of common shares and per share amounts have been restated to reflect the effect of the split.

     In connection with the Reincorporation Merger, the designation of the Series 1994 preferred stock was changed to Series A preferred stock.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

PRINCIPLES OF CONSOLIDATION

     The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

     For financial reporting purposes, cash and cash equivalents includes cash on hand and highly liquid money market investments.

INVESTMENTS

     The Company follows the Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for debt and equity securities at the time of purchase and a reevaluation of such designation as of each balance sheet date. At December 31, 1995 and 1996, investments consisted of commercial paper, United States Treasury bills with maturities within 90 days, municipal bonds, coupon municipals, auction rate preferred investments with various maturities and other equity instruments. Management considers all debt instruments as "held to maturity" and all equity instruments as "available for sale." Debt instruments are carried at cost and equity instruments are carried at the lower of cost or market. As cost approximates market, there were no unrealized gains or losses at December 31, 1995 or 1996.

PROPERTY AND EQUIPMENT

     Property and equipment are recorded at cost and depreciation is provided for using the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are ten years for furniture and fixtures, seven years for office equipment and five years for computer equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease. Accrued construction costs consist of payables and accruals related to property, equipment and leasehold improvements under construction.

DEFERRED CHARGES

     The Company has capitalized costs related to the development of proprietary software which is licensed to other long-distance carriers and which is used internally for processing communications card calls. All costs in the software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated life of the product, including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining economic life of the product or both will be reduced significantly in the near term due to competitive pressures. Additionally, as part of the TeleT acquisition, the Company recorded software development costs for technologically feasible in-process research and development. The valuation of this acquired developed software was $500,000 as of the date of the acquisition, based on an independent appraisal. The total accumulated amortization for all capitalized software development was $109,652 and $180,536 at December 31, 1995 and 1996, respectively.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

LONG-LIVED ASSETS

     In 1995, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The effect of adopting SFAS No. 121 was not material.

     The Company periodically reviews the values assigned to long-lived assets, such as property and equipment, software costs and intangibles, to determine whether any impairments are other than temporary. Management believes that the long-lived assets in the accompanying balance sheets are appropriately valued.

     In November 1996 the Company entered into a strategic alliance agreement with WorldCom, the fourth largest long-distance carrier in the United States, in which WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony services for a period of at least 25 years. In connection with this agreement, the Company issued to WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal), and paid WorldCom $4.7 million in cash. As required by SFAS No. 121, this intangible has been reviewed for possible impairment based on events or changes in circumstances that indicate the carrying value may not be recoverable. Based on such review, management believes that this intangible asset is appropriately valued. This intangible will be reviewed periodically, and there can be no assurance that future reviews will not require a write down of this asset.

STOCK-BASED COMPENSATION PLANS

     The Company accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB" No. 25"). Effective in 1995, the Company adopted the disclosure option of SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 requires that companies which do not choose to account for stock-based compensation as prescribed by the statement, shall disclose the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted. Additionally, certain other disclosures are required with respect to stock compensation and the assumptions used to determine the pro forma effects of SFAS No. 123. See Note 9 - Stock Options, Warrants and Benefit Plans.

REVENUE RECOGNITION

     The Company recognizes revenues when services are provided. Subscriber services revenues consist of services related to the Company's communications cards, including Premiere WorldLink, AFCOM and co-branded cards. Subscriber services revenues are based primarily on per minute charges. License fees represent charges to companies which have license relationships with the Company for the use of the Company's computer telephony platform. License fees are contracted on a long term basis with each licensee and are generally based on a per minute charge and, in certain circumstances, a per service charge.

INCOME TAXES

     The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." In accordance with this statement, deferred income taxes are recorded using enacted tax laws and rates for the years in which the taxes are expected to be paid. Deferred income taxes are provided for items when there is a temporary difference in recording such items for financial reporting and income tax reporting. See Note 12 - Income Taxes.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

PRO FORMA NET INCOME (LOSS) PER SHARE

     Primary net income (loss) per share is computed under the modified treasury stock method using the weighted average number of shares of common stock and dilutive common stock equivalent shares ("CSEs") from stock options outstanding during the period, at the weighted average market value of stock prices during the period. For periods prior to the Company's initial public offering, earnings per share was calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletins. Under the modified treasury stock method, proceeds from the exercise of CSEs consist of the exercise price of the CSEs, as well as the related income tax benefit to the Company. CSE proceeds are assumed to be applied first to repurchase up to 20% of the Company's common stock and then to repay outstanding long term indebtedness. Any remaining CSE proceeds are assumed to be invested in United States government securities.

     In determining the Company's primary net income (loss) per share under the modified treasury stock method, net income (loss) per share applicable to common shareholders has been adjusted on a pro forma basis to reflect the decrease in interest expense related to a capitalized lease obligation and to notes payable outstanding during the period. To the extent that excess proceeds from the assumed exercise of outstanding options and tax benefits from the assumed exercise were in excess of the capitalized lease obligation and the notes payable, an increase in interest income related to the investment of such excess proceeds in United States government securities is reflected in adjusted net income per share applicable to common shareholders. The pro forma net interest adjustment to primary net income (loss) per share under the modified treasury stock method was $198,207 for the year ended December 31, 1995. For the year ended December 31, 1996, earnings per share was not calculated under the modified treasury stock method as the results were anti-dilutive.

     Fully diluted net income per common and common equivalent shares is computed by including convertible instruments which are not CSEs in the weighted average per share calculation (using the modified treasury stock method) at period-end market value of stock prices. To the extent that the convertible securities are anti-dilutive, they are not included in the fully diluted net income (loss) per common and common equivalent shares. To the extent that period-end market value of stock prices is less than the average market value for the period, then the average market value is used for fully diluted net income (loss) per common and common equivalent shares. For all periods presented, the inclusion of convertible securities in the fully diluted calculation are anti-dilutive. Accordingly, fully diluted earnings per share data is not presented.

REGULATION

     The Company is subject to regulation by the FCC and by various state public service and public utility commissions. As an international presence is established, the Company will be subject to regulation by various other regulatory agencies.

SOURCE OF SUPPLIES

     The Company does not own a transmission network and, accordingly, relies on both facilities-based and non-facilities based long distance carriers and other companies to provide transmission of its subscribers' long-distance calls. Although management feels that alternative telecommunications facilities could be found in a timely manner, disruption of these services for more than a brief period would have an adverse effect on operating results. During 1995 and 1996, certain carriers utilized by the Company experience regional network outages. The effect of these outages on the Company was not material.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

DEPENDENCE ON LICENSING RELATIONSHIPS

     The Company has licensing relationships with companies that have chosen to outsource part or all of their communications card services to Premiere.
License fees accounted for approximately 26.6% and 26.5% of Premiere's 1995 and 1996 revenues, respectively. One licensee, Communications Network Corporation ("CNC"), accounted for approximately 25.3% of Premiere's year ended 1995 license fees and approximately 6.7% of the Company's total 1995 revenues. CNC accounted for approximately 19.6% of Premiere's 1996 license fees and approximately 5.2% of the Company's total 1996 revenues. On August 6, 1996, CNC was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. CNC owed the Company approximately $627,000 as of December 31, 1996. However, CNC's transmission provider, WorldCom Network Services, d/b/a WilTel ("WilTel"), is also obligated to pay this amount to the Company. In addition, WorldCom accounted for approximately 43.5% of the Company's 1996 license fees and approximately 11.5% of the Company's total 1996 revenues.

     The Company intends to increase its number of licensees and its licensee transaction volume in the future. The Company's success depends in part upon the ultimate success or failure of its licensees. The telecommunications industry is intensely competitive and rapidly consolidating. The majority of companies that have chosen to outsource communications card services to Premiere are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry. During the past 12 months, one licensee, in addition to CNC, ceased doing business with the Company primarily due to financial difficulties. Licensees that ceased doing business with the Company due to financial difficulties contributed in the aggregate approximately $2.9 million of Premiere's 1996 revenues. Although the Company was able to add new licensees in 1996 there can be no assurance that the failure of one or more of the Company's licensees to develop and sustain a market for the Company's services, or termination of one or more of the Company's licensing relationships, will not have a material adverse effect on the Company's business, operating results or financial condition.

DEPENDENCE ON SWITCHING FACILITIES AND COMPUTER TELEPHONY PLATFORMS; DAMAGE, FAILURE AND DOWNTIME

     The Company currently maintains switching facilities and computer telephony platforms in Atlanta, Georgia and Dallas, Texas, and a point-of-presence ("POP") site in London, England. The Company's network service operations are dependent upon its ability to protect the equipment and data at its switching facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. The Company has taken precautions to protect itself and its subscribers from events that could interrupt delivery of the Company's services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators sufficient to continue operation of the Company's network in the event of a power outage for four days, upgraded backup hardware and chemical fire protection systems. The Company's network is further designed such that the data on each network server is duplicated on a separate network server. Notwithstanding such precautions, there can be no assurance that a fire, act of sabotage, technical failure, natural disaster or a similar event would not cause the failure of a network server and its backup server, other portions of the Company's network, or the facilities as a whole, thereby resulting in an outage of the Company's services and having a material adverse effect on the Company.

FACTORS IMPACTING FUTURE SUCCESS

     The future success of the Company is dependent upon a number of factors, including the effect of rapid technological changes affecting the markets for Premiere's products and services and management's ability to effectively respond to those changes, including the development, implementation, marketing and support of new or improved products and services to respond to the changing environment; the success of Premiere's marketing arrangements, including its strategic and licensing relationships with various parties including WorldCom; the effects of intense competition in information and telecommunications services markets, including, among other things, the consequent effects on the prices that Premiere may charge for its products and services; the outcome of

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

pending litigation; the risks of potential claims of trademark, patent or copyright infringement from competitors and other parties, including the expense of defending claims that Premiere may consider unmeritorious; management's ability to integrate the operations of TeleT, which was acquired in September 1996, or the operations of any other entity that Premiere may acquire in the future without, among other things, incurring unexpected obligations or experiencing unexpected management distractions; the effects in connection with any potential acquisition of the write-off of acquisition expenses, the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets; Premiere's ability to expand successfully internationally; the effect of regulatory changes in the telecommunications industry; and the risk of dependence on key managerial personnel. In addition, the market price of Premiere's stock may from time to time be significantly volatile as a result of, among other things: Premiere's operating results; the operating results of other information and telecommunications companies; future issuances by Premiere of securities, including options to purchase its stock; and changes in the performance of the stock market in general.


3.   ACQUISITIONS

     On September 18, 1996, the Company, through the Sub, acquired substantially all of the assets and business operations of TeleT for: (i) 498,187 shares of the Company's $0.01 par value common stock (the "Shares"), for which $4,982 was recorded to common stock and $7,495,018 was recorded to additional paid-in-capital, (ii) $2,870,000 in cash and (iii) the assumption of approximately $100,000 in liabilities (the "Acquisition"). TeleT is an Internet-based technology development company focused on applications that create an interchange between telephone and computer resources. The Acquisition was made pursuant to an Asset Purchase Agreement dated as of September 18, 1996 by and among the Company, the Sub, TeleT and the Members of TeleT. The Company financed the cash portion of the purchase price from working capital.

     An aggregate of 75,000 of the Shares were placed in escrow pursuant to an Escrow Agreement among the Company and the Members of TeleT to secure certain indemnification obligations of those Members. All Shares issued are subject to Lock-up Agreements prohibiting the sale of such Shares for a weighted average period of one year following the closing of the Acquisition. Pursuant to the Acquisition, the Company granted registration rights to the holder of 320,833 of the Shares. The registration rights are subordinate to the lock-up restrictions applicable to such Shares. Also pursuant to the Acquisition, Premiere entered into Employment Agreements with the two senior executives of TeleT.

     In connection with the Acquisition, the Company allocated $11.0 million of the purchase price to incomplete research and development projects.
Accordingly, this cost was expensed as of the Acquisition date. This allocation represents the estimated value related to the incomplete projects determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use. The technology acquired in the acquisition of TeleT required substantial additional development by the Company.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

acquisition had occurred at the beginning of the period presented. In addition, they are not intended to be projections of future results and do not reflect any synergies that might be achieved from combined operations.

                                                  For the Year Ended December 31, 1996
                                                 --------------------------------------
                                                 Historical                 As Adjusted
                                                 ----------                 -----------
Revenues                                         $   52,079                 $    2,330
Net income (loss)                                $     (956)                $    5,277
Earnings (loss) per share                        $    (0.05)                $     0.24

4.   SUBSCRIPTIONS RECEIVABLE

     The founders of the Company purchased their shares of common stock by giving the Company a total of $150,000 in non-recourse, non-interest-bearing notes, of which $50,000 were short term and $100,000 were due no later than June 30, 1999 (The "Founders Notes"). In addition, in November 1995, certain officers gave to the Company full-recourse notes to finance the exercise of stock options (the "1995 Notes"). See Note 11 - Commitments and Contingencies. These notes were paid in full subsequent to the initial public offering in March 1996. The outstanding principal and accrued interest balance of $2,436,703 of the Founders Notes and the 1995 Notes was reflected as a reduction to shareholders' equity at December 31, 1995.


5.   PROPERTY AND EQUIPMENT

     Balances of major classes of property and equipment and the related accumulated depreciation at December 31, 1995 and 1996 were as follows:


                                                                 1995                1996
                                                           ---------------     ----------------
          Computer equipment                                  $3,263,658         $ 8,046,543
          Furniture and fixtures                                 247,283           1,053,036
          Office equipment                                       147,778           1,057,785
          Leasehold improvements                                 455,862           4,287,253
          Construction in progress                               883,850           1,450,329
                                                           ---------------     ----------------
                                                               4,998,431          15,894,946
          Less accumulated depreciation                         (725,603)         (2,437,763)
                                                           ---------------     ----------------
          Property and equipment, net                         $4,272,828         $13,457,183
                                                           ===============     ================

     The assets under capital leases included in property and equipment in the balance sheets at December 31, 1995 and 1996 were as follows:

                                                                 1995                1996
                                                           ---------------     ----------------
          Telecommunications equipment                        $ 736,561           $3,880,195
          Less accumulated depreciation                        (255,340)            (564,178)
                                                           ---------------     ----------------
          Property and equipment, net                         $ 481,221           $3,316,017
                                                           ===============     ================

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

6.   NOTES PAYABLE

     Pursuant to a loan agreement dated May 26, 1992, the Company borrowed $1,000,000 from a small business investment company ("SBIC"). The loan was scheduled to mature in May 1997, with interest accruing at 12.5%. On December 23, 1993, the Company borrowed an additional $1,000,000 from the same SBIC. The additional loan was scheduled to mature in December 1998, with interest accruing at 12%. The loans were secured by accounts receivable, contract rights, chattel paper and general intangibles. In connection with the original loan, the Company issued to the SBIC 424,392 stock warrants at $0.042 per share. The fair value of the stock at the date of the transaction was estimated by the Board of Directors to be $0.042 per share. Accordingly, the Company discounted the note by $159,147 resulting in an effective interest rate of 17.3%, In December 1993, the Company issued to the SBIC 144,000 stock warrants at $0.042 per share in conjunction with the additional loan. The fair value of the stock at the date of the transaction was estimated by the Board of Directors to be $0.54 per share. The loan was discounted by $72,000 resulting in an effective interest rate of 13.0%. Stock warrants of $231,147 are included in stock warrants outstanding in the accompanying balance sheets at December 31, 1995. Both of these loans were repaid subsequent to the Company's initial public offering.
The previously mentioned stock warrants were exercised during the year ended December 31, 1996, thus the balance of the loans and the stock warrants at December 31, 1996 was $0.

     In October 1996, the Company established a $5 million unsecured revolving line-of-credit (the "Facility") with NationsBank, N.A. to facilitate interim long term capital equipment financing needs. The interest rate, at the option of the Company, is prime, adjusted daily, or LIBOR plus 1.75%, adjusted every 30, 60 or 90 days. The Company elected the LIBOR option, for which the rate was 6.625% at December 31, 1996. Interest is payable monthly and principal at maturity, which is September 30, 1997. Fees associated with the Facility were $3,000. There is an additional commitment fee of 0.125% on the unused availability of the Facility, which is payable quarterly. As of March 17, 1997, the Company had total borrowings of $4.1 million under the Facility.


7.   FINANCIAL INSTRUMENTS

     In 1995, the Company adopted SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet.

     The carrying amount of cash and investments approximates fair value because their maturity is generally less than one year in duration.

     The fair value of notes payable and capital lease obligations was determined using valuation techniques that considered cash flows discounted at current rates. The fair value of notes payable as of December 31, 1995 was $1,933,187, as compared to the recorded value of $1,915,192. This note was paid in full during 1996 thus the carrying value was $0 at December 31, 1996. During the year ended December 31, 1996, a line-of-credit was established and the fair value was $2,550,000 at the end of the year. The fair value of the line-of-credit approximates its carrying value as of December 31, 1996. The fair value of the capital lease obligation approximates its carrying value at December 31, 1995 and 1996.


8.   SHAREHOLDERS' EQUITY

     In connection with the Reincorporation Merger, each outstanding share of common stock was converted into one share of $0.01 par value common stock of the Georgia corporation, and each outstanding share of the Series 1994 Preferred Stock was converted into one share of Series A Preferred Stock. Premiere thereafter declared

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

a 24-to-1 stock split through the declaration of a 23 share common stock dividend for each share of common stock outstanding on December 18, 1995.

     On January 18, 1996, the Company notified the holder of the Series A Preferred Stock of the Company's intention to redeem the preferred stock and the holder elected to convert all of the shares of the Series A Preferred Stock into 3,095,592 shares of $0.01 par value common stock at $93 per share (pre-split). The Series A Preferred Stock was fully cumulative, and the holders of the shares were entitled to receive dividends at a rate of 8%. The Company accrued $308,419 and $29,337 of dividends payable, plus accrued interest, if applicable, during the year ended December 31, 1995 and 1996, respectively. The dividends were payable annually on March 31, commencing on March 31, 1995. All accrued but unpaid dividends accrue interest after each annual dividend date at a rate of 8%. No dividends were paid during the year ended December 31, 1995 and $676,981 in dividends were paid during the year ended December 31, 1996.

     During 1995 and 1996, stock options were exercised under the Company's stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the "Code"). Accordingly, common stock and additional paid-in-capital increased from the proceeds of the exercises totaling $64,001 and $2,656,405, respectively, for the year ended December 31, 1995, and $8,035 and $308,481, respectively, for the year ended December 31, 1996. Additionally, $2,621,673 and $6,886,091 were recorded as an increase in additional paid-in-capital due to the tax benefit to be realized by the Company as a result of the exercise of such options during the years ended December 31, 1995 and 1996, respectively.


9.   STOCK OPTIONS, WARRANTS AND BENEFIT PLANS

1994 STOCK OPTION PLAN

     In March 1994, the Board of Directors adopted a stock option plan under which 960,000 shares of common stock were available to be granted (the "1994 Stock Option Plan") to employees, consultants, and others rendering services to the Company. Options for all of such shares had been granted as of December 31, 1995. Options granted under the 1994 Stock Option Plan are not incentive stock options ("ISOs") as defined in Section 422 of the Code. The 1994 Stock Option Plan is administered by a stock option plan committee (the "1994 Stock Option Plan Committee") consisting of the president of the Company and two members of the Board of Directors selected by the president.

     The stock option agreements governing options granted under the 1994 Stock Option Plan provide for an exercise price equal to the fair market value at the date of the option grant as determined by the 1994 Stock Option Plan Committee and generally vest ratably over the three years following the grant date. Generally, the options are nontransferable.

     The Company has granted nonqualified options and warrants to purchase common stock to officers, directors and key employees of the Company as well as to other individual third parties rendering services to the Company. The exercise price of the options granted to date has been at the market value of the shares on the date of grant, which prior to a public trading market for the Company's common stock was determined by the Board of Directors based upon arm's-length trade information and other analysis. Generally, the options vest over three years and expire eight years from the date of grant.

1995 STOCK PLAN

     The Board of Directors has adopted, and the Company's shareholders have approved, the Premiere Technologies, Inc. 1995 Stock Plan (the "1995 Stock Plan"), the primary focus of which is to provide an incentive to key employees who are in a position to make significant contributions to the Company. Under the 1995 Stock

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Plan, the stock plan committee of the Board (the "1995 Stock Plan Committee") has discretion to award stock options, Stock Appreciation Rights ("SARs") and restricted stock to employees. A total of 1,500,000 shares of common stock has been reserved for issuance pursuant to the exercise of options or the grant of restricted stock awards. Options may be either ISOs, which permits the deferral of taxable income related to the exercise of such options, or nonqualified options not entitled to such deferral.

     The 1995 Stock Plan is administered by the 1995 Stock Plan Committee. Subject to the provisions of the 1995 Stock Plan, this committee, at its discretion, selects the recipients of awards and the number of shares or options granted thereunder and determines other matters such as (i) vesting schedules,
(ii) the exercise price of options (which cannot be less than 100% of the fair market value of the common stock on the date of grant for ISOs), (iii) the duration of awards (which cannot exceed ten years), and (iv) the price of SARs.

DIRECTORS' COMPENSATION

     Directors are reimbursed for reasonable expenses incurred by them in connection with their attendance at Board meetings. Directors are also eligible to receive options, SARs, and restricted stock grants under the 1995 Stock Plan. Additionally, in December 1991, the Company's Board of Directors authorized the issuance of warrants to acquire up to 419,328 shares of common stock for $0.42 per share, the fair value at the date of grant, to each of the Company's nonmanagement directors. The warrants issued in 1991 vested over a three-year period provided that the individual was serving on the Board of Directors on such dates. Pursuant to this action of the Board of Directors, George W. Baker, a current member of the Company's Board of Directors, was granted warrants to acquire 86,832 shares of common stock and former members of the Board of Directors were granted warrants to acquire 332,496 shares of common stock.

     In May 1993, the Board of Directors issued warrants to acquire 72,000 shares of common stock at a price of $0.52 per share, the fair value at the date of grant, to Buford H. Ortale who was at that time a member of the Company's Board of Directors and is now a holder of approximately 3% of the Company's outstanding common stock in consideration of his election to the Board of Directors and his investment in the Company.

     In December 1993, the Board of Directors granted options to acquire 240,000 and 84,000 shares of common stock at an exercise price of $0.52 per share, the fair value at the date of grant, to Buford H. Ortale and George L. MacKay, respectively, who were at the time members of the Company's Board of Directors.

     In July 1995, the Board of Directors granted each director warrants to acquire 24,000 shares of common stock for $0.71 per share, the fair value at the date of grant, which vested in 1995, provided that the director was a member of the Board of Directors on that date. In addition, Eduard Mayer was granted warrants to acquire 86,400 shares of common stock at $0.71 per share, the fair value at the date of grant, in recognition of his exemplary service on the Board of Directors.

     In July 1996, the Board of Directors granted each nonemployee director warrants to acquire 10,000 shares of common stock for $18.50 per share, the fair value at the date of grant, which vested at December 31, 1996, provided that the director was a member of the Board of Directors on that date.

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

OPTION AND WARRANT ACTIVITY

     In November 1995, Boland T. Jones, D. Gregory Smith, and Leonard A. DeNittis exercised options to acquire 2,277,864, 2,277,864 and 996,552 shares of common stock, respectively. Pursuant to the terms of each of their employment agreements, the Company loaned such officers $825,000, $825,000 and $688,000, respectively, to fund the exercise of these options. The loans were evidenced by recourse promissory notes bearing interest at 6.55%, which were secured by a pledge of the common stock acquired upon the exercise of the options. These loans and accrued interest were repaid in full in 1996. Additionally, loans were made as part of the exercise of these options to assist the officers in paying the associated taxes. The loans to such officers for taxes totaled $73,086, $73,086, and $22,048, respectively, and were also repaid in full in 1996.

     In July 1995, the Board of Directors authorized the sale of warrants to acquire 24,000 shares of common stock at $0.71 per share for $1,000 to an individual who became the Company's Senior Vice President of Finance and Legal in November 1995.

     The Company accounts for its stock-based compensation plans under APB No. 25, under which no compensation expense has been recognized, as all options have been granted with an exercise price equal to the fair value of the Company's common stock on the date of grant. The Company adopted SFAS No. 123 for disclosure purposes in January 1995. For SFAS No. 123 purposes, the fair value of each option grant has been estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.26 percent, expected life of 2.34 years, dividend rate of zero percent, and expected volatility of 42 percent. Using these assumptions, the fair value of the stock options granted in 1996 is $8,402,324, which would be amortized as compensation expense over the vesting period of the options. Options generally vest over three or four years. Had compensation cost been determined consistent with SFAS No. 123, utilizing the assumptions detailed above, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                      1995          1996
                                                  ------------  ------------
Net Income (loss):
   As Reported................................    $1,917,594    $  (955,786)
   Pro forma..................................    $1,766,900    $(2,314,412)
Primary EPS:
   As Reported................................         $0.10         $(0.05)
   Pro forma..................................         $0.09         $(0.13)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that expected in future years.

     A summary of the status of the Company's stock options plans at December 31, 1994, 1995 and 1996 and for the years then ended is presented in the table and narrative below:

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

UNDER APB NO. 25:

                                                                       OPTION PRICE
                                                           SHARES        PER SHARE
                                                        -----------    -------------
Options outstanding, March 31, 1994...................    8,578,464    $0.13 - 0.52
   Granted............................................       54,000     0.54 - 0.71
   Exercised..........................................            0               0
   Forfeited..........................................     (240,000)           0.52
                                                        -----------
Options outstanding, December 31, 1994................    8,392,464    $0.13 - 0.71
                                                        ===========

     In November 1995, the Company granted a total of 4,256,400 options to employees at $1.61 per share, the fair market value on the grant dates. The fair market value for the options granted in November 1995 was supported by an independent appraisal. The remaining 1,009,200 options granted in 1995 were granted at various dates throughout the year prior to November 1995.

UNDER SFAS NO. 123:

                                                                                       WEIGHTED AVERAGE
                     FIXED OPTIONS                                SHARES                EXERCISE PRICE
-----------------------------------------------------------  -----------------        -------------------
Options outstanding at December 31, 1994...................     8,392,464                    $ 0.39
   Granted.................................................     5,265,600                      1.44
   Exercised...............................................    (5,831,688)                     0.43
   Forfeited...............................................      (367,992)                     0.45
                                                             -----------------        -------------------
Options outstanding at December 31, 1995...................     7,458,384                      1.07
   Granted.................................................     1,299,799                     18.89
   Exercised...............................................    (1,371,938)                     0.51
   Forfeited...............................................       (44,800)                    18.03
                                                             -----------------        -------------------
Options outstanding at December 31, 1996...................     7,341,445                    $ 4.27
                                                             =================        ===================

Exercisable at end of year.................................     1,741,543                    $ 1.51
                                                             =================        ===================

Weighted average fair value of options granted in 1996.....                                  $ 6.46
                                                                                      ===================

     Of the 7,341,445 employee and director options outstanding at December 31, 1996, (i) 146,016 options have an exercise price of $0.13, with a remaining contractual life of 2.5 years, of which all are exercisable, (ii) 1,197,730 options have exercise prices between $0.42 and $0.52, with a weighted average exercise price of $0.50 and a weighted average remaining contractual life of 4.5 years, of which all are exercisable, (iii) 750,320 options have an exercise price of $0.71, with a weighted average remaining contractual life of 6.2 years, of which 64,880 are exercisable, (iv) 3,987,580 options have an exercise price of $1.61, with a weighted average remaining contractual life of 6.8 years, of which 1,223,504 are exercisable, (v) 495,350 options have exercise prices between $15.125 and $19.375, with a weighted average exercise price of $16.61 and a weighted average remaining contractual life of 8.1 years, of which 30,000 are exercisable, (vi) 764,449 options have exercise prices between $20.00 and $25.25, with a weighted average exercise price of $20.31 and a weighted average remaining contractual life of 6.7 years, of which 39,400 are exercisable.

     In the year ended March 31, 1994, the Company entered into an agreement with a hotel management company. The agreement, which expired June 30, 1995, represented a variable stock option plan (with a measurement date upon vesting) whereby the Company granted stock options to the hotel management company based on the level of call traffic handled at certain properties. The options were exercisable at $0.00042 per share and vested over three years. A total of 59,981 options were earned under the agreement. During the nine months

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

ended December 31, 1994 and the year ended December 31, 1995, 19,752 and 16,925 options vested, respectively. All of the vested options under this agreement were exercised in 1996.

EMPLOYEE BENEFITS

     In 1995, the Company adopted a tax-qualified profit sharing plan for eligible employees that also includes a 401(k) component (the "Profit Sharing Plan"). All full-time employees are eligible to participate in the Profit Sharing Plan upon the attainment of age 21 and completion of three months of service. Under the Profit Sharing Plan, an employee may elect to defer up to 15% of his compensation and direct the Company to contribute such deferred amounts to the Profit Sharing Plan. Each year the Company determines whether to make a discretionary matching contribution equal to a percentage, determined by the Company, of the employee's deferred compensation contribution. The Company has not made any matching contributions to the Profit Sharing Plan.
Accordingly, no compensation expense related to the Profit Sharing Plan has been recognized in the accompanying financial statements. All contributions to the Profit Sharing Plan by or on behalf of employees are subject to annual limits prescribed by the Code.

     In July 1994, the Company began offering a medical and dental health plan to its employees. The Company was self-insured for certain health and dental benefits up to a maximum amount per month of approximately $10,000 based on claims history and current employment levels through January 1996. The Company accrued for estimated losses occurring from both asserted and unasserted claims. The estimate of the liability for unasserted claims arising from unreported incidents was based on an analysis of historical claims data. The cost of such claims was approximately $35,000 and $135,000 for the periods December 31, 1994 and 1995, respectively. In February 1996, the Company changed its medical and dental plan insurance provider and is no longer self-insured.


10.  RELATED-PARTY TRANSACTIONS

     The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company involving loans of funds, grants of options and warrants and the acquisition of a business. Certain of these transactions may be on terms more favorable to officers, directors and principal shareholders than they could acquire in a transaction with an unaffiliated party. The Company adopted a policy requiring that, in the future, all material transactions between the Company and its officers, directors or other affiliates must (i) be approved by a majority of the disinterested members of the Board of Directors of the Company, and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

     In September 1993, the Company loaned a total of $65,000 to the three principal officers of the Company to purchase 219,984 shares of stock and 175,992 stock purchase warrants exercisable at $0.125 per share from one of the Company's Board members. The loans, which were interest free, were repaid during 1996.

     In prior years, the Company advanced $25,000 to certain officers and shareholders of the Company to purchase the common stock and debentures of another shareholder, and $5,000 was repaid during the year ended March 31, 1994. The Board of Directors forgave $10,000 during the nine months ended December 31, 1994. The advances were repaid during 1996.

     During the year ended March 31, 1994 and the nine months ended December 31, 1994, management made salary advances of $25,000 and $35,849, respectively, to certain officers of the Company. During the year ended December 31, 1995, $50,000 of these amounts were repaid. The balance was repaid during 1996.

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     In November 1995, the Company loaned a certain officer $90,000 in connection with the officer's transition from his previous employer to the Company. This unsecured loan is evidenced by a promissory note bearing interest at 6.11%, the interest on which is payable beginning in November 1997 and continuing each year until November 1999. Principal is to be repaid in five equal annual installments, with accrued interest, commencing in November 2000; however, pursuant to the officer's employment agreement, the officer may be required to make earlier payments from certain bonus compensation paid to the officer under such employment agreement.

     In November 1995, the Company loaned three officers a total of $2,338,000, to fund the exercise of stock warrants and options which were repaid in full in 1996. These loans were evidenced by recourse promissory notes bearing interest at 6.55%, which were secured by a pledge of the common stock acquired upon the exercise of the warrants and options. All principal and accrued interest were to be paid in November 2005; however, if any of the common stock securing the promissory notes was sold, the net proceeds of such sale were to be applied to the outstanding principal and interest due under that promissory note. Additionally, the Company loaned such officers an additional total amount of $168,220, to assist the officers in paying the federal and state income taxes associated with the exercise of the warrants and options which were repaid in full in 1996.

     In September 1996, the Company loaned a certain officer $75,000 in connection with the officer's transition from his previous employer to the Company. This unsecured loan is evidenced by a promissory note bearing interest at 6.64%, the interest on which is payable beginning in September 1998 and continuing each year until September 2000. Principal is to be repaid in five equal annual installments, with accrued interest, commencing in September 2001; however, pursuant to the officer's employment agreement, the officer may be required to make earlier payments from certain bonus compensation paid to the officer under such employment agreement.

     In October 1996, the Company loaned a certain officer $10,000. This unsecured loan is evidenced by a promissory note bearing interest at 6.5%. Principal and interest are to be repaid in one payment in October 1998.

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

11.  COMMITMENTS AND CONTINGENCIES

LEASE COMMITMENTS

     The Company leases central office switching equipment, office space and other equipment under non-cancelable lease agreements. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum operating and capital lease payments as of December 31, 1996 are as follows:

                                                               OPERATING              CAPITAL
                                                                 LEASES                LEASE
                                                             ---------------       ---------------
1997......................................................      $  667,610           $ 352,326
1998......................................................         326,283             264,244
1999......................................................         179,810                   0
2000......................................................         179,810                   0
2001......................................................         104,890                   0
Thereafter................................................               0                   0
                                                             ---------------       ---------------
                                                                $1,458,403             616,570
                                                             ===============
Less amount representing taxes............................                             (34,900)
                                                                                   ---------------
Net minimum lease payments................................                             581,670
Less amount representing interest.........................                             (57,336)
                                                                                   ---------------
Present value of net minimum lease payments...............                             524,334
Less current portion......................................                            (286,642)
                                                                                   ---------------
Obligation under capital lease, net of current portion....                           $ 237,692
                                                                                   ===============

     Rental expense under operating leases amounted to $206,563, $339,329 and $734,321 for the nine months ended December 31, 1994, and the years ended December 31, 1995 and 1996, respectively. During 1994, 1995 and 1996, additions to the Company's switching equipment resulted in an increase to the capital lease obligation of $132,512, $299,586 and $230,920, respectively.

SUPPLY AGREEMENTS

     The Company obtains long distance telecommunications services pursuant to supply agreements with suppliers of long distance telecommunications transmission services. Although these contracts generally provide fixed transmission prices for terms of three to five years, they are subject to earlier termination in certain events. No assurance can be given that the Company will be able to obtain long distance services in the future at favorable prices or at all, and the unavailability of long distance service, or a material increase in the price at which the Company is able to obtain long distance service, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of these agreements provide for minimum purchase requirements. The Company is currently a party to four long distance telecommunications services contracts that require the Company to purchase a minimum amount of services each month. The first such agreement which is with Company A, requires the Company to utilize 100,000 transmission minutes each month per transmission circuit and to incur a minimum of $75,000 in charges. In the event of a shortfall in minute usage, the Company would be required to pay Company A an amount equal to $0.015 multiplied by the difference between 100,000 minutes and the number of minutes actually utilized by the Company on each transmission circuit. In the event the Company uses less than $75,000 in services, the Company would be required to pay the difference between $75,000 and the actual charges incurred. The second such agreement which is with Company B, requires the Company to use 75,000 transmission minutes each month per transmission circuit from Company B. The Company is required to use 100,000 minutes per month per transmission circuit in order to receive discounts under this agreement. If the Company fails to utilize 75,000 minutes, Company B may cancel the contract. The third such agreement requires the Company to use 100,000 minutes per transmission circuit from Company C. In the

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

event of a shortfall, the Company would be required to pay an amount equal to $0.03 multiplied by the difference between 100,000 minutes and the actual minutes used. This agreement also requires the Company, from the period of November 1, 1997 through October 31, 1998, to maintain at least the level of monthly charges incurred by the Company in the October 1997 billing period and grants Company C a right of first refusal to provide all telecommunications service to the Company. The final agreement which is with Company D provides for a minimum of 300,000 billable minutes per month beginning January 1996. Subject to certain exceptions, if the Company does not meet the minimum commitment, the Company will be required to pay $0.02 per billed minute below the minimum. The minimum requirement is terminable by the Company after it pays $576,000 to Company D under the agreement. The agreement provides Company D with the right to be the exclusive service provider of terminating traffic in a defined region. The Company has not failed to fulfill the minimum usage requirement under any of these contracts in the past. The Company monitors its transmission usage in an attempt to avoid any such shortfall. In the future the Company may determine that it is desirable to enter into additional agreements containing minimum purchase requirements. No assurance can be given that demand for services in the areas covered by the Company's transmission suppliers will exceed these minimum purchase requirements in the future.

RISK OF INFRINGEMENT

     The Company is aware of other companies that utilize the term "WorldLink" or "Premiere" in describing their products and services, including telecommunications products and services. Certain of those companies hold registered trademarks which incorporate the name "WorldLink" or "Premiere." The Company has received correspondence from a provider of prepaid calling cards which claims that the Company's use of the term "Premiere WorldLink" infringes upon its trademark rights. In addition, the Company has received correspondence from a major bank, which is among the holders of registered trademarks incorporating the term "WorldLink," inquiring as to the nature of the Company's use of the term "WorldLink" as a part of its mark "Premiere WorldLink." Based on, among other things, the types of businesses in which the other companies are engaged and the low likelihood of confusion, the Company believes these claims to be without merit. No actions other than the AudioFAX litigation have been filed with respect to either the patent or trademark claims. See Litigation below. However, no assurance can be given that actions or claims alleging trademark, patent, or copyright infringement will not be brought by these or other parties against the Company with respect to current or future products or services or that, if such actions are brought, the Company will ultimately prevail. Any such claiming parties may have significantly greater resources than the Company to pursue litigation of such claims. Any such claims, whether with or without merit, could be time-consuming, result in costly litigation, cause delays in introducing new or improved services, require the Company to enter into royalty or licensing agreements, or cause the Company to discontinue use of the challenged trademark, service mark or technology at potential significant expense to the Company associated with the marketing of a new name or the development or purchase of replacement technology, all of which could have a material adverse effect on the Company.

EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements (the "Employment Agreements") with Boland T. Jones, Chairman of the Board of Directors and President; D. Gregory Smith, Executive Vice President, Assistant Secretary, and Director; and Leonard A. DeNittis, Vice President of Engineering and Operations (the "Executives"). Each Employment Agreement provides for an employment term expiring December 31, 1999. Under their respective Employment Agreements, Boland T. Jones and D. Gregory Smith were each paid base salaries of $200,000 for the year ended December 31, 1996 and are each to be paid a base salary of $210,000 beginning in 1997. Leonard A. DeNittis was paid a base annual salary of $175,000 and is to be paid a base annual salary of $183,750 beginning in 1997. Patrick G. Jones, who joined the Company in November 1995 as the Senior Vice President of Finance and Legal and Secretary, has entered into a similar agreement. Mr. Jones was paid a base salary of $150,000 and is to be paid a base annual salary of $157,500 beginning in 1997. Gregg S. Freishtat, who joined the Company as Senior Vice President in September 1996 from TeleT, has entered into a similar

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

agreement. Mr. Freishtat's base salary is $150,000 through 1997. Each of the base salaries will increase 5% each year, with additional increases, if any, as set by the Board of Directors.

     Under the Employment Agreements, each of the Executives is eligible to receive bonus compensation based on the financial performance of the Company. The amount of bonus compensation is calculated based on operating revenues and the Company's adjusted net income before interest and taxes as determined in accordance with the Employment Agreements ("Adjusted EBIT"). Boland T. Jones and D. Gregory Smith received as a bonus (i) 0.25% of the Company's operating revenues and (ii) 2.5% of the Company's Adjusted EBIT for the year ended December 31, 1995 which amounted to a bonus of $126,128 for both Mr. Jones and Mr. Smith. Beginning in 1996, Boland T. Jones and D. Gregory Smith will receive as a bonus 1.5% of the Company's Adjusted EBIT. Leonard A. DeNittis received a bonus of 1.5% of the Company's Adjusted EBIT for the year ended December 31, 1995 which amounted to $42,217, and his bonus beginning in 1996 will be 0.5% of the Adjusted EBIT. The changes in arrangement for Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis were affected in amendments to their Employment Agreements entered into in November 1995. In conjunction with these amendments, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis were granted options to acquire 1,440,000, 1,400,000 and 720,000 shares of common stock respectively at an exercise price of $1.61 per share, the fair value of the common stock at the date of grant as determined by an independent appraisal. Beginning in 1996, Patrick G. Jones was entitled to receive a bonus of 0.45% of the Company's Adjusted EBIT, and beginning in 1997, Gregg S. Freishtat will be entitled to receive a bonus of 0.45% of the Company's adjusted EBIT. Bonuses payable to the Executives will be deferred if the net effect of the payment of the bonuses to the Executives would cause the Company to recognize a net loss for the year.
The amount of any deferred bonus will be paid in the next succeeding year in which the payment of the deferred bonus and the bonus for such year would not cause the Company to recognize a net loss. To date no bonus amounts have been deferred. In July 1996, Messrs. Boland Jones, Smith, DeNittis and Patrick Jones each agreed to waive any rights to bonuses otherwise due under the Employment Agreements for 1996. In connection with such waiver, Messrs. Boland Jones, Smith, DeNittis and Patrick Jones were granted options to acquire an aggregate of 50,000, 50,000, 20,000 and 15,000 shares of common stock, respectively, at an exercise price of $18.50 per share, which was the fair market value of the common stock on the date of grant as determined by the Board of Directors. The options granted will vest on March 31, 1997.

LITIGATION

     On January 30, 1996, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company's wholly-owned subsidiary, Premiere Communications, Inc. ("PCI" or "Premiere Communications") and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former Company employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI, as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of common stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against the Company on January 21, 1997 setting forth the same allegations as described above. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses and a motion to dismiss with respect to all counts of the complaint. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

     On June 28, 1996, AudioFAX IP LLC ("AudioFAX") filed a complaint against the Company and PCI in the United States District Court for the Northern District of Georgia. In the complaint, AudioFAX alleged that the Company manufactures, uses, sells and/or distributes certain enhanced facsimile products which infringe three United States patents and one Canadian patent allegedly held by AudioFAX. In the third quarter of 1996, the Company took a one-time charge for the estimated legal fees and other costs that the Company expected to incur to resolve this matter. On February 11, 1997, the Company entered into a long term, non-exclusive license agreement with AudioFAX settling the litigation. The one-time charge was adequate to cover the actual costs of litigation, and the cost of the license agreement is not expected to have a material effect on the Company's earnings. See Note 13 - Subsequent Events.

     On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings, the bankruptcy trustee, who has been substituted for CNC in this action, is investigating the merits of any potential actions directed at PCI.
No actions or suits have been filed by the trustee against PCI, but the trustee has notified PCI that as one of the potential claims he is investigating, he intends to assert an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $800,000. Due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty the outcome of the trustee's investigation and the potential litigation. If the outcome of any such litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

     On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick G. Jones ("Jones") in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

in its initial stages, and no trial date has been set. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of any such litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

12.  INCOME TAXES

     The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income before income taxes and extraordinary loss was as follows for the nine months ended December 31, 1994 and for the years ended December 31, 1995 and 1996:

                                                        1994           1995              1996
                                                    -------------  -------------     -------------
Income taxes at federal statutory rate                $124,296       $ 844,401        $  (857,846)
State tax provision, net of federal benefit             14,623         124,176           (126,154)
Utilization of net operating loss                      (93,959)              0                  0
Change in valuation allowance                                0        (693,208)                 0
Non-taxable investment income                                0               0           (722,970)
Non-deductible expenses                                  2,569          55,117             80,429
                                                    -------------  -------------     -------------
Income taxes at the Company's effective rate          $ 47,529       $ 330,486        $(1,626,541)
                                                    =============  =============     =============

                                                       1994            1995              1996
                                                    -------------  -------------     -------------
Current:
   Federal                                            $      0      $       0        $ 2,733,717
   Other                                                47,529              0            402,016
Deferred:
   Federal                                                   0        288,116         (4,151,726)
   Other                                                     0         42,370           (610,548)

     During the year ended December 31, 1995, the Company reduced its valuation reserve to zero based upon management's conclusion that it is more likely than not that future taxable income will be sufficient to realize all net operating loss carryforwards. At December 31, 1996, the remaining $5,959,202 of net operating loss carryforwards relate primarily to non-qualified stock compensation expense for tax purposes in excess of stock compensation for book purposes, the benefit of which was credited directly to additional paid-in-capital in accordance with APB No. 25 and SFAS No. 109.

                 PREMIERE TECHNOLOGIES, INC., AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

     The sources of differences between the financial accounting and tax bases of assets and liabilities which give rise to the deferred tax assets and liabilities are as follows at December 31, 1995 and 1996:


                                                      1995               1996
                                                  ------------       ------------
Deferred tax asset:
   Net operating loss                               $2,208,844        $ 5,959,202
   In-process research and development                       0          4,218,056
   Unearned revenue                                    135,297            174,327
   Accounts receivable reserve                          41,969            237,810
   Accrued expenses                                    147,293            548,944
                                                  ------------       ------------
                                                     2,533,403         11,138,339

Deferred tax liability:
   Depreciation                                       (242,216)          (334,520)
                                                  ------------       ------------
Net deferred tax asset                              $2,291,187        $10,803,819
                                                  ============       ============

     The Company and its subsidiaries file a consolidated income tax return. The Company has not paid income taxes for any of the years presented in the accompanying financial statements. At December 31, 1996, the Company had net operating loss carryforwards of approximately $15,280,004 expiring $439,587 in 2008, $955,846 in 2009 and $4,268,270 in 2010 and $9,616,301 in 2011.


13.  SUBSEQUENT EVENTS

     On February 11, 1997, the Company entered into a long term, non-exclusive license agreement with AudioFAX settling the litigation. The one-time charge was adequate to cover the actual costs of litigation, and the cost of the license agreement is not expected to have a material effect on the Company's earnings. See Note 11 - Commitments and Contingencies.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with or change in the registrant's independent accountant since the Company's inception.


                                   PART III

     Certain information required by Part III is omitted from this report in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A ("Proxy Statement") not later than 120 days after the end of the fiscal year covered by this report.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)       1.   Financial Statements

                    The financial statements listed in the index set forth in
                    Item 8 of this report are filed as part of this report.

               2.   Financial Statement Schedules

                    Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto, included in Item 8 of this report or have been omitted because they are not applicable.

               3.   Exhibits

                    2.1 Agreement and Plan of Merger between Premiere Technologies, Inc. and Premiere Technologies Reincorporation, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    2.2 Asset Purchase Agreement, together with exhibits, dated September 18, 1996 by and among the Registrant, PTEK Acquisition Corporation, TeleT Communications LLC and the Members of TeleT Communications LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 18, 1996).

                    3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    3.2 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547) .

                    4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    9.1 Form of Voting Trust Agreement to be entered into under the Registrant's 1994 Stock Option Plan (incorporated by reference to Exhibit 9.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.1 Loan Agreement dated May 26, 1992 between the Registrant and Sirrom Capital, L.P. n/k/a Sirrom Capital Corporation ("Sirrom") (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.2 Secured Promissory Note dated May 26, 1992 made by the Registrant in favor of Sirrom (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.3 Pledge and Security Agreement dated May 26, 1992 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.4 Guaranty Agreement dated May 26, 1992 between Premiere Communications, Inc. and Sirrom (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.5 Security Agreement dated May 26, 1992 between Premiere Communications, Inc. and Sirrom (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.6 Stock Purchase Warrant dated May 26, 1992 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.7 First Amendment to Loan Agreement and Loan Documents dated as of December 23, 1993 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.8 Secured Promissory Note dated December 23, 1993 made by the Registrant in favor of Sirrom (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.9 Stock Purchase Warrant dated December 23, 1993 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.10 Letter Agreement dated February 9, 1994 between the Registrant and Sirrom regarding the date of certain loan document and the exercise price of the Stock Purchase Warrant dated December 23, 1993 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.11 Stock Purchase Agreement dated January 18, 1994 between the Registrant and NationsBanc Capital Corporation (incorporated by reference to Exhibit
                           10.11 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.12 Shareholder Agreement dated as of January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.13 Amended and Restated Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and Leonard A. DeNittis (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.14 Amended and Restated Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Leonard A. DeNittis (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.15 Amended and Restated Executive Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and David Gregory Smith (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.16 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.17 Amended and Restated Executive Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.18 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Boland T. Jones (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.19 Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to
                           Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.20 Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.21 Promissory Note dated November 6, 1995 in favor of the Registrant made by Leonard A. DeNittis (incorporated by reference to Exhibit 10.21 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.22 Stock Pledge Agreement dated November 6, 1995 between the Registrant and Leonard A. DeNittis (incorporated by reference to Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.23 Promissory Note dated November 6, 1995 in favor of the Registrant made by D. Gregory Smith (incorporated by reference to Exhibit 10.23 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.24 Stock Pledge Agreement dated November 6, 1995 between the Registrant and D. Gregory Smith (incorporated by reference to Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.25 Promissory Note dated November 6, 1995 in favor of the Registrant made by Boland T. Jones (incorporated by reference to Exhibit 10.25 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.26 Stock Pledge Agreement dated November 6, 1995 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.27 Promissory Note dated November 17, 1995 payable to the Registrant made by Patrick G. Jones (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.28 Stock Option Plan dated March 18, 1994 (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.29  Intentionally omitted.

                    10.30 Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.31 Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.32 Lease Agreement dated April 5, 1993 between Premiere Communications, Inc. and Telecommunications Finance Group, as amended (incorporated by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.33 Sublease Agreement dated August 22, 1994 between Premiere Communications, Inc. and Sales Technologies, Inc., as amended by the First Amendment dated September 28, 1995 and the Second Amendment dated October 31, 1995 (incorporated by reference to
                           Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.34 55 Park Place Office Lease dated May 31, 1993 between Premiere Communications, Inc. and Mara-Met Venture, as amended by First Amendment dated December 15, 1995 (incorporated by reference to Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.35 Office Lease Agreement dated April 7, 1995 between Premiere Communications, Inc. and Boston Avenue Management Company (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.36 Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.37 Carrier Agreement dated January 1, 1996 between Premiere Communications, Inc. and Communications Network Corporation (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

                    10.38 Carrier Service Agreement dated August 4, 1995 between Premiere Communications, Inc. and Cherry Communications Incorporated, as amended (incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

                    10.39 Carrier Services Agreement Dated July 12, 1995 between Premiere Communications, Inc. and Corporate Telemanagement Group, Inc., as amended (incorporated by reference to Exhibit 10.39 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

                    10.40 Telecommunications Services Agreement dated December 1, 1995 between Premiere Communications, Inc. and WorldCom Network Services, Inc. d/b/a WilTel (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

                    10.41 First Amendment to Stock Purchase Warrant dated December 14, 1995 between Registrant and Sirrom amending Stock Purchase Warrant dated May 26, 1992 (incorporated by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.42 First Amendment to Stock Purchase Warrant dated December 14, 1995 between Registrant and Sirrom amendment Stock Purchase Warrants dated December 23, 1993 (incorporated by reference to Exhibit 10.42 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    10.43 Strategic Alliance Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 13, 1996).*

                    10.44 Investment Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 13, 1996.)

                    10.45 Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

                    10.46 Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

                    10.47 Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-17593)).

                    10.48 Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 (No. 333-17593)).

                    10.49 Second and Third Amendment to 55 Park Place Office Lease dated November 5, 1996 between Premiere Communications, Inc. and Mara-Met Venture.

                    10.50 Office Lease Agreement dated May 12, 1996 between Premiere Communications, Inc. and Beverly Hills Center LLC, as amended by the First Amendment dated August 1, 1996.

                    10.51 Promissory Note dated October 18, 1996 between Premiere Communications, Inc. and NationsBank, N.A. (South).

                    10.52 Continuing and Unconditional Guaranty Agreement dated October 18, 1996, between Premiere Communications and NationsBank, N.A. (South).

                    11.1   Statement re: Computation of Per Share Earnings.

                    21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

                    23.1   Consent of Arthur Andersen LLP.

                    27.1   Financial Data Schedule.

     ________________

     * Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.


     (b)  Reports on Form 8-K

          The Registrant has filed the following reports on Form 8-K during the fourth quarter of 1996:

               Current Report on Form 8-K dated September 18, 1996, filed on October 1, 1996 pursuant to Item 2 of Form 8-K, reporting the acquisition of TeleT Communications LLC.

               Amended Current Report on Form 8-K/A dated September 18, 1996, filed on December 2, 1996 pursuant to Item 7 of Form 8-K, reporting the following financial statements of business acquired and pro-forma financial information.

                    (1) Balance Sheet of Connect, Inc. (a predecessor of TeleT Communications LLC) as of December 31, 1995

                    (2) Statement of Operations of Connect, Inc. for the period from inception (March 3, 1995) to December 31, 1995

                    (3) Statement of Shareholders' Deficit of Connect, Inc. for the period from inception (March 3, 1995) to December 31, 1995

                    (4) Statement of Cash Flows of Connect, Inc. for the period from inception (March 3, 1995) to December 31, 1995

                    (5) Unaudited Pro Forma Consolidated Statements of Income of Premiere Technologies, Inc. for the year ended December 31, 1995 to reflect the acquisition of TeleT Communications LLC

                    (6) Unaudited Pro Forma Consolidated Statements of Income of Premiere Technologies, Inc. for the nine months ended September 30, 1996 to reflect the acquisition of TeleT Communications LLC

               Current Report on Form 8-K dated November 13, 1996, filed on November 22, 1996 pursuant to Item 5 of Form 8-K, reporting the entering into of a Strategic Alliance Agreement with WorldCom, Inc.

               Amended Current Report on Form 8-K/A dated November 13, 1996, filed on February 25, 1997 pursuant to Item 7 of Form 8-K, amending an exhibit.

     (c)  Exhibits

          See Item 14(a) above.

     (d)  Financial Statement Schedule

          See Item 14(a) above.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PREMIERE TECHNOLOGIES, INC.



                                        BY: /s/Boland T. Jones
                                            --------------------
                                               Boland T. Jones
                                               Chairman of the
                                               Board of Directors
                                               and President


Date:  March 26, 1997


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         SIGNATURE                                TITLE                                 DATE
         ---------                                -----                                 ----
   /s/ Boland T. Jones                  Chairman of the Board and President          March 26, 1997
----------------------------            (principal executive officer)
       Boland T. Jones

   /s/ D. Gregory Smith                 Executive Vice President and Director        March 26, 1997
----------------------------
       D. Gregory Smith


   /s/ Patrick G. Jones                 Senior Vice President of Finance and         March 26, 1997
----------------------------            Legal and Secretary (principal
       Patrick G. Jones                 financial and accounting officer)


   /s/ George W. Baker, Sr.             Director                                     March 26, 1997
----------------------------
       George W. Baker, Sr.

   /s/ Eduard J. Mayer                  Director                                     March 26, 1997
----------------------------
       Eduard J. Mayer


   /s/ Robert A. Jetmudsen              Director                                     March 26, 1997
----------------------------
       Robert A. Jetmudsen

                                 EXHIBIT INDEX

EXHIBIT

NUMBER                              DESCRIPTION                             PAGE
-------                             -----------                             ----

2.1 Agreement and Plan of Merger between Premiere Technologies, Inc. and Premiere Technologies Reincorporation, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

2.2 Asset Purchase Agreement, together with exhibits, dated September 18, 1996 by and among the Registrant, PTEK Acquisition Corporation, TeleT Communications LLC and the Members of TeleT Communications LLC (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated September 18,
          1996).

3.1       Articles of Incorporation (incorporated by reference to Exhibit
          3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

3.2       Amended and Restated Bylaws (incorporated by reference to Exhibit
          3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

4.2       Specimen Stock Certificate (incorporated by reference to Exhibit
          4.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

9.1 Form of Voting Trust Agreement to be entered into under the Registrant's 1994 Stock Option Plan (incorporated by reference to
          Exhibit 9.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.1 Loan Agreement dated May 26, 1992 between the Registrant and Sirrom Capital, L.P. n/k/a Sirrom Capital Corporation ("Sirrom") (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.2 Secured Promissory Note dated May 26, 1992 made by the Registrant in favor of Sirrom (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.3 Pledge and Security Agreement dated May 26, 1992 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.3 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.4      Guaranty Agreement dated May 26, 1992 between Premiere
          Communications, Inc. and Sirrom (incorporated by reference to Exhibit 10.4 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.5      Security Agreement dated May 26, 1992 between Premiere
          Communications, Inc. and Sirrom (incorporated by reference to Exhibit 10.5 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.6 Stock Purchase Warrant dated May 26, 1992 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.6 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.7 First Amendment to Loan Agreement and Loan Documents dated as of December 23, 1993 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.8 Secured Promissory Note dated December 23, 1993 made by the Registrant in favor of Sirrom (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.9 Stock Purchase Warrant dated December 23, 1993 between the Registrant and Sirrom (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.10 Letter Agreement dated February 9, 1994 between the Registrant and Sirrom regarding the date of certain loan document and the exercise price of the Stock Purchase Warrant dated December 23, 1993 (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.11 Stock Purchase Agreement dated January 18, 1994 between the Registrant and NationsBanc Capital Corporation (incorporated by reference to Exhibit 10.11 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.12 Shareholder Agreement dated as of January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones
          (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.13 Amended and Restated Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and Leonard A. DeNittis (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.14 Amended and Restated Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Leonard A. DeNittis (incorporated by reference to Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.15 Amended and Restated Executive Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and David Gregory Smith (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.16 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.17 Amended and Restated Executive Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.18 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Boland
          T. Jones (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.19 Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.20 Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.21 Promissory Note dated November 6, 1995 in favor of the Registrant made by Leonard A. DeNittis (incorporated by reference to Exhibit
          10.21 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.22 Stock Pledge Agreement dated November 6, 1995 between the Registrant and Leonard A. DeNittis (incorporated by reference to
          Exhibit 10.22 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.23 Promissory Note dated November 6, 1995 in favor of the Registrant made by D. Gregory Smith (incorporated by reference to Exhibit
          10.23 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.24 Stock Pledge Agreement dated November 6, 1995 between the Registrant and D. Gregory Smith (incorporated by reference to
          Exhibit 10.24 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.25 Promissory Note dated November 6, 1995 in favor of the Registrant made by Boland T. Jones (incorporated by reference to Exhibit
          10.25 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.26 Stock Pledge Agreement dated November 6, 1995 between the Registrant and Boland T. Jones (incorporated by reference to
          Exhibit 10.26 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.27 Promissory Note dated November 17, 1995 payable to the Registrant made by Patrick G. Jones (incorporated by reference to Exhibit
          10.27 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.28 Stock Option Plan dated March 18, 1994 (incorporated by reference to Exhibit 10.28 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.29     Intentionally omitted.

10.30 Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.31 Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit
          10.31 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.32     Lease Agreement dated April 5, 1993 between Premiere
          Communications, Inc. and Telecommunications Finance Group, as amended (incorporated by reference to Exhibit 10.32 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.33 Sublease Agreement dated August 22, 1994 between Premiere Communications, Inc. and Sales Technologies, Inc., as amended by the First Amendment dated September 28, 1995 and the Second Amendment dated October 31, 1995 (incorporated by reference to
          Exhibit 10.33 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.34 55 Park Place Office Lease dated May 31, 1993 between Premiere Communications, Inc. and Mara-Met Venture, as amended by First Amendment dated December 15, 1995 (incorporated by reference to
          Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.35 Office Lease Agreement dated April 7, 1995 between Premiere Communications, Inc. and Boston Avenue Management Company (incorporated by reference to Exhibit 10.35 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.36 Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.37 Carrier Agreement dated January 1, 1996 between Premiere Communications, Inc. and Communications Network Corporation (incorporated by reference to Exhibit 10.37 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

10.38 Carrier Service Agreement dated August 4, 1995 between Premiere Communications, Inc. and Cherry Communications Incorporated, as amended (incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

10.39 Carrier Services Agreement Dated July 12, 1995 between Premiere Communications, Inc. and Corporate Telemanagement Group, Inc., as amended (incorporated by reference to Exhibit 10.39 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

10.40 Telecommunications Services Agreement dated December 1, 1995 between Premiere Communications, Inc. and WorldCom Network Services, Inc. d/b/a WilTel (incorporated by reference to Exhibit
          10.40 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).*

10.41 First Amendment to Stock Purchase Warrant dated December 14, 1995 between Registrant and Sirrom amending Stock Purchase Warrant dated May 26, 1992 (incorporated by reference to Exhibit 10.41 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.42 First Amendment to Stock Purchase Warrant dated December 14, 1995 between Registrant and Sirrom amendment Stock Purchase Warrants dated December 23, 1993 (incorporated by reference to Exhibit
          10.42 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

10.43 Strategic Alliance Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 13, 1996).*

10.44 Investment Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 13, 1996.)

10.45 Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

10.46 Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

10.47 Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-17593)).

10.48 Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 4.8 to the Registrant's Registration Statement on Form S-8 (No. 333-17593)).

10.49 Second and Third Amendment to 55 Park Place Office Lease dated November 5, 1996 between Premiere Communications, Inc. and Mara-Met Venture.

10.50 Office Lease Agreement dated May 12, 1996 between Premiere Communications, Inc. and Beverly Hills Center LLC, as amended by the First Amendment dated August 1, 1996.

10.51     Promissory Note dated October 18, 1996 between Premiere
          Communications, Inc. and NationsBank, N.A. (South).

10.52 Continuing and Unconditional Guaranty Agreement dated October 18, 1996, between Premiere Communications, Inc. and NationsBank, N.A. (South).

11.1      Statement re: Computation of Per Share Earnings.

21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547).

23.1      Consent of Arthur Andersen LLP.

27.1      Financial Data Schedule.

_________________

* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.