Form 10-Q
period 1997-03-31
PREMIERE TECHNOLOGIES INC
filed 1997-05-15
CIK 880804

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO __________,19 ___ .

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

    (1)  Yes  X       No          (2)  Yes  X      No     .
            -----       -----             -----      -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at May 8, 1997
-----------------------------                      --------------------------
Common Stock, $0.01 par value                           24,114,338 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                          PAGE
                                                                          ----
PART I  FINANCIAL INFORMATION

     Item 1  Financial Statements

             Condensed Consolidated Balance Sheets as of
             December 31, 1996 and March 31, 1997                            3

             Condensed Consolidated Statements of Operations for the
             Three Months ended March 31, 1996 and 1997                      5

             Condensed Consolidated Statements of Cash Flows for the
             Three Months ended March 31, 1996 and 1997                      6

             Notes to Condensed Consolidated Financial Statements            7

     Item 2  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

PART II  OTHER INFORMATION

     Item 1  Legal Proceedings                                              12

     Item 6  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                  14

EXHIBITS INDEX                                                              15

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1996 AND MARCH 31, 1997

                                                 December 31, 1996      March 31, 1997
                                                 -----------------      --------------
                                                     (Audited)            (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                        $  6,800,057         $  4,693,289
   Investments                                        67,333,688           62,644,561
   Accounts receivable (less allowance for
     doubtful accounts of $609,769 and
     $671,299, respectively)                           4,743,304            7,005,488
   Due from related parties                              127,444               52,226
   Prepaid expenses and other                          2,283,944            3,206,445
   Deferred tax asset, net                             3,571,938            2,177,632
                                                    ------------         ------------
       Total current assets                           84,860,375           79,779,641
                                                    ------------         ------------
PROPERTY AND EQUIPMENT                                19,775,141           24,998,948
   Less  accumulated depreciation                     (3,001,941)          (3,887,608)
                                                    ------------         ------------
       Net property and equipment                     16,773,200           21,111,340
                                                    ------------         ------------
OTHER ASSETS:
   Deferred software development costs, net              507,221              472,833
   Investments                                                 0            3,101,259
   Due from related parties                              189,618              211,460
   Deferred tax asset                                  7,566,401            7,566,401
   Strategic alliance contract intangible             29,814,143           29,508,677
   Other                                                 340,151            1,692,749
                                                    ------------         ------------
                                                    $140,051,109         $143,444,360
                                                    ============         ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  AS OF DECEMBER 31, 1996 AND MARCH 31, 1997

                                                              December 31, 1996   March 31, 1997
                                                              -----------------   --------------
                                                                 (Audited)          (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                              $  4,172,542      $  2,797,935
   Accrued payroll                                                  1,036,866           630,170
   Accrued transmission                                               496,210         2,128,294
   Accrued sales taxes                                                993,829         1,203,911
   Accrued bonuses                                                    138,671            40,000
   Accrued construction costs                                       1,445,517           678,212
   Other accrued expenses                                           3,725,470         2,657,809
   Unearned revenue                                                   452,618           461,541
   Current portion of capital lease obligation                        286,642           295,006
   Notes payable                                                    2,560,500         4,110,500
                                                                 ------------      ------------
       Total current liabilities                                   15,308,865        15,003,378
                                                                 ------------      ------------
LONG TERM LIABILITIES:
   Notes payable                                                       11,543            11,543
   Obligation under capital lease                                     237,692           160,729
   Deferred tax liability                                             334,520           334,520
                                                                 ------------      ------------
       Total long term liabilities                                    583,755           506,792
                                                                 ------------      ------------
COMMITMENTS AND CONTINGENCIES (Notes 4 and 5)
SHAREHOLDERS' EQUITY:
   Common Stock, $0.01 par value; 150,000,000 shares
     authorized, 12,367,920 and 24,094,769 shares issued and
     outstanding, respectively                                        240,118           240,948
   Additional paid-in capital                                     125,785,798       125,798,347
   Accumulated (deficit) earnings                                  (1,867,427)        1,894,895
                                                                 ------------      ------------
       Total shareholders' equity                                 124,158,489       127,934,190
                                                                 ------------      ------------
                                                                 $140,051,109      $143,444,360
                                                                 ============      ============

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                             1996              1997
                                                         ------------       -----------
                                                          (Unaudited)       (Unaudited)
REVENUES:
   Subscriber services                                   $ 7,204,316        $12,383,498
   License fees                                            2,296,273          6,178,135
   Other revenues                                            592,533            309,419
                                                         ------------       -----------
        Total revenues                                    10,093,122         18,871,052
COST OF SERVICES                                           3,450,941          6,211,183
                                                         ------------       -----------
GROSS MARGIN                                               6,642,181         12,659,869
                                                         ------------       -----------
OPERATING EXPENSES:
   Selling and marketing                                   3,653,505          4,703,832
   General and administrative                              1,711,303          2,121,207
   Depreciation and amortization                             344,486          1,242,744
                                                         ------------       -----------
        Total operating expenses                           5,709,294          8,067,783
                                                         ------------       -----------
OPERATING INCOME                                             932,887          4,592,086
                                                         ------------       -----------
OTHER INCOME (EXPENSE):
   Interest income                                           266,186            707,320
   Interest expense                                          (90,473)           (77,651)
   Other, net                                                 (4,563)            38,661
                                                         ------------       -----------
        Total other income (expense)                         171,150            668,330
                                                         ------------       -----------
NET INCOME BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS                                   1,104,037          5,260,416
PROVISION FOR INCOME TAXES                                   371,219          1,498,094
                                                         ------------       -----------
NET INCOME BEFORE EXTRAORDINARY LOSS                         732,818          3,762,322
EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT
  OF DEBT, NET OF TAX EFFECT OF $37,880                       59,251                  0
                                                         ------------       -----------
NET INCOME                                               $   673,567        $ 3,762,322
                                                         ===========        ===========
PRO FORMA INCOME ATTRIBUTABLE TO COMMON
  SHAREHOLDERS FOR PRIMARY EARNINGS PER SHARE            $ 1,010,576        $ 4,148,041
                                                         ===========        ===========
PRO FORMA INCOME PER COMMON AND COMMON
  EQUIVALENT SHARES (Note 3)                             $      0.05        $      0.16
                                                         ===========        ===========
SHARES USED IN COMPUTING EARNINGS PER COMMON
  AND COMMON EQUIVALENT SHARE:  Primary                   18,750,781         26,620,621
                                                         ===========        ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

                                                                  1996                   1997
                                                             --------------         --------------
                                                               (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                   $   673,567            $ 3,762,322
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                344,486              1,242,744
      Amortization of note discount                                  8,677                      0
      Loss on early extinguishment of debt                          97,131                      0
      Loss on sale of asset                                         17,672                      0

      Changes in assets and liabilities:
        Accounts receivable, net                                  (373,848)            (2,262,184)
        Prepaid expenses and other                                 175,109               (742,321)
        Deferred tax asset                                         547,905              1,394,306
        Accounts payable                                           401,945             (1,374,607)
        Accrued expenses                                          (131,329)               269,137
        Unearned revenue                                           503,366                  8,923
                                                               -----------            -----------
             Total adjustments                                   1,591,114             (1,464,002)
                                                               -----------            -----------
             Net cash provided by operating activities           2,264,681              2,298,320
                                                               -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                       (2,028,359)            (5,223,807)
  (Purchase) redemption of investments, net                    (74,536,106)             1,587,868
  Licensing agreement                                                    0             (1,550,000)
  Decrease in accrued construction costs                                 0               (767,305)
  Purchase of software development                                       0                      0
  Due from related parties, net                                    261,572                 53,376
                                                               -----------            -----------
             Net cash used in investing activities             (76,302,893)            (5,899,868)
                                                               -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock, net                   74,666,094                      0
  Principal payments under capital lease obligation                (47,260)               (68,599)
  Proceeds from issuance of note payable                                 0              1,550,000
  Early extinguishment of debt                                  (2,000,000)                     0
  Payment of dividends on preferred stock                         (676,981)                     0
  Proceeds from payments of subscriptions receivable             2,436,703                      0
  Proceeds from exercise of stock options                           24,040                 13,379
                                                               -----------            -----------
             Net cash provided by financing activities          74,402,596              1,494,780
                                                               -----------            -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               364,384             (2,106,768)

CASH AND CASH EQUIVALENTS, beginning of period                   1,981,144              6,800,057
                                                               -----------            -----------
CASH AND CASH EQUIVALENTS, end of period                       $ 2,345,528            $ 4,693,289
                                                               ===========            ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest                                       $    81,796            $    78,749
                                                               ===========            ===========

The accompanying notes are an integral part of these condensed consolidated statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

          The accompanying condensed consolidated financial statements, with the exception of the December 31, 1996 condensed consolidated balance sheet, are unaudited and have been prepared by the management of Premiere Technologies, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 27, 1997.

2.  INITIAL PUBLIC OFFERING

          The Company issued 4,570,000 shares of its $0.01 par value common stock in an initial public offering in March 1996. Proceeds to the Company, net of the underwriting discount and expenses of the offering, were $74,666,094.

3.  EARNINGS PER SHARE

          Primary net income per share is computed under the modified treasury stock method using the weighted average number of shares of common stock and dilutive common stock equivalent shares ("CSEs") from stock options outstanding during the period. For periods prior to the Company's initial public offering, earnings per share were calculated pursuant to SEC Staff Accounting Bulletins. Under the modified treasury stock method, proceeds from the exercise of CSEs consist of the exercise price of the CSEs, as well as the related income tax benefit to the Company. CSE proceeds are assumed to be applied first to repurchase up to 20% of the Company's common stock, and then to repay outstanding long term indebtedness. Any remaining CSE proceeds are assumed to be invested in U.S. Government securities.

          In determining the Company's primary net income per share under the modified treasury stock method, net income per share applicable to common shareholders has been adjusted on a pro forma basis to reflect the decrease in interest expense related to a capitalized lease obligation and to loans payable to a licensed small business investment company ("SBIC") that were repaid in full in the first quarter of 1996. To the extent that excess proceeds from the assumed exercise of outstanding options and tax benefits from the assumed exercise were in excess of the capitalized lease obligation and the SBIC loans, an increase in interest income related to the investment of such excess proceeds in U.S. Government securities is reflected in adjusted net income per share applicable to common shareholders. The pro forma net interest adjustment to primary net income per share under the modified treasury stock method was $337,009 and $385,719 for the three months ended March 31, 1996 and 1997, respectively.

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

          New Accounting Pronouncement. In March 1997, the Financial Accounting Standards Board released Statement of Financial Accounting Standard No. 128 ("SFAS 128"), Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Early adoption is not permitted. SFAS 128 may significantly change reported earnings per share for companies with complex capital structures, such as the Company, as compared to the modified treasury stock method. The proforma effect of giving treatment to SFAS 128 is as follows:


                                     March 31, 1996           March 31, 1997
                                  ----------------------------------------------
                                  Historical   Proforma    Historical   Proforma
                                  ----------------------------------------------
Basic                               $0.05       $0.04        $0.16       $0.16
Fully dilutive (1)                     --          --           --       $0.15

(1) Fully dilutive earnings per share is not presented where antidilutive.


4.    COMMITMENTS AND CONTINGENCIES

          On January 30, 1996, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company's wholly-owned subsidiary, Premiere Communications, Inc. ("PCI" or "Premiere Communications") and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI, as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of common stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against the Company on January 21, 1997 setting forth the same allegations as described above. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses and a motion to dismiss with respect to all counts of the complaint. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

          On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings, the bankruptcy trustee, who has been substituted for CNC in this action, is investigating the merits of any potential actions directed to PCI. No actions or suits have been filed by the trustee against

PCI, but the trustee has notified PCI that as one of the potential claims he is investigating, he intends to assert an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000. PCI and the trustee are currently in settlement discussions. In the event that PCI and the trustee conclude a settlement, such settlement will be subject to Bankruptcy Court approval. Due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty whether PCI and the trustee will conclude a settlement and, if so, whether the settlement will be approved by the Bankruptcy Court. If a settlement is not approved and the trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

          On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick G. Jones ("Jones") in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is actively underway, but no trial date has been set. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

5.  AUDIOFAX SETTLEMENT

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

6.  SUBSEQUENT EVENTS

          On April 30, 1997, the Company completed the acquisitions, in separate transactions, of Voice-Tel Enterprises, Inc. ("VTE"), VTN, Inc. ("VTN") (the general partner of Voice-Tel Network Limited Partnership ("VTNLP"), an affiliate of VTE), the limited partner interests in VTNLP owned by Merchandising Productions, Inc. ("MPI") and certain independently owned and operated franchisees of VTE ("Franchisees") (collectively, the "Acquisitions"). The Company is negotiating with the owners of the remaining franchisees of VTE regarding the acquisition of their businesses. The Company can provide no assurance if or when such proposed acquisitions will be consummated. VTE, VTN and the Franchisees provide voice messaging services through a privately owned frame relay network throughout the United States, Canada, Australia and New Zealand. An aggregate of approximately 5,059,000 shares of common stock were issued in exchange for all of the outstanding shares of owners' interests of VTE, VTN and the Franchisees. All but one of the acquisitions have been accounted for under the pooling of interests method of accounting. The purchase of MPI's limited partner interests in VTNLP for $9.2 million in cash has been accounted for under the purchase method of accounting.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

Revenues. Total revenues increased $8.8 million or 87.1% from $10.1 million in the three months ended March 31, 1996 to $18.9 million in the three months ended March 31, 1997. Subscriber services revenues increased $5.2 million or 72.2% from $7.2 million in the three months ended March 31, 1996 to $12.4 million in the three months ended March 31, 1997. This increase was due primarily to increased revenues from Premiere WorldLink subscriber services resulting from response to the Company's print advertising campaign and additional co-branded relationships which were in existence during the three months ended March 31, 1997. In addition, the increase in subscriber services was also due in part to a nonrecurring debit card arrangement in existence during the first quarter of 1997. AFCOM subscriber services revenues declined $0.4 million or 19.0% from $2.1 million in the three months ended March 31, 1996 to $1.7 million in the three months ended March 31, 1997. This decrease was attributable primarily to certain branches of the military modifying their payroll practices to require direct deposit, which has resulted in a reduction in the level of banking activity at certain military financial institutions with which the Company has marketing arrangements. The Company has revised its AFCOM marketing strategy to address this situation. License fee revenues increased $3.9 million or 169.6% from $2.3 million in the three months ended March 31, 1996 to $6.2 million in the three months ended March 31, 1997. This increase was due to the establishment of additional licensing relationships and increased revenues from existing licensees. Other revenues decreased $284,000 or 47.9% from $593,000 in the three months ended March 31, 1996 to $309,000 in the three months ended March 31, 1997. This decrease was attributable primarily to nonrecurring system design and development revenues in the three months ended March 31, 1996.

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. CNC accounted for none of the Company's licensing revenues and total revenues in the three months ended March 31, 1997, although it accounted for 47.8% and 10.9% of the Company's licensing revenues and total revenues in the first quarter of 1996, respectively. The Company is owed approximately $627,000 by CNC; however, the transmission provider (WorldCom Network Services, Inc.) for CNC is also obligated to pay this amount to the Company. The Company believes that through a combination of new licensing agreements, the strategic alliance agreement with WorldCom and increased revenues from existing licensees, the Company has replaced all of the anticipated CNC revenue.

Cost of Services. Cost of services increased $2.7 million or 77.1% from $3.5 million in the three months ended March 31, 1996 to $6.2 million in the three months ended March 31, 1997. These expenses decreased as a percentage of revenues from 34.7% in the three months ended March 31, 1996 to 32.8% in the three months ended March 31, 1997. The decrease in cost of services as a percentage of revenues reflects higher margins resulting from relatively lower per minute transmission costs and the relative increase in contribution from license fees, which have a lower cost of services because the licensees bear the cost of call transmission.

Selling and Marketing Expenses. Selling and marketing expenses increased $1.0 million or 27.0% from $3.7 million in the three months ended March 31, 1996 to $4.7 million in the three months ended March 31, 1997. This increase was due to greater expenditures on print advertising and other selling and marketing costs related to the increase in subscribers and revenues. These expenses decreased as a percentage of revenues from 36.6% in the three months ended March 31, 1996 to 24.9% in the three months ended March 31, 1997. This decrease resulted from improved operating leverage related to increased recurring revenues.


General and Administrative Expenses. General and administrative expenses increased $0.4 million or 23.5% from $1.7 million in the three months ended March 31, 1996 to $2.1 million in the three months ended March 31, 1997. This increase was due primarily to increased numbers of employees and related expenses to support the Company's growth. These expenses decreased as a percentage of revenues from 16.8% in the three months ended March 31, 1996 to 11.1% in the three months ended March 31, 1997. This decrease resulted from improved operating leverage related to increased recurring revenues.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $856,000 or 248.8% from $344,000 in the three months ended March 31, 1996 to $1.2 million in the three months ended March 31, 1997. This increase was due primarily to depreciation of additional equipment acquired during the last three quarters of 1996 and the three months ended March 31, 1997.

Operating Income. Operating income increased $3.7 million or 396.6% from $933,000 in the three months ended March 31, 1996 to $4.6 million in the three months ended March 31, 1997.

Interest Income. Interest income increased $441,000 or 165.8% from $266,000 in the three months ended March 31, 1996 to $707,000 in the three months ended March 31, 1997. This increase was attributable to the Company receiving the full benefit for the entire first quarter of 1997 from the investment of the proceeds from the Company's initial public offering in March 1996, as compared to the partial quarter of benefit in the three months ended March 31, 1996.

Interest Expense. Interest expense decreased $12,000 or 13.3% from $90,000 in the three months ended March 31, 1996 to $78,000 in the three months ended March 31, 1997. This decrease is attributable to the early extinguishment of long term debt during the first quarter of 1996.

Income Taxes. Income taxes increased $1.1 million or 296.5% from $371,000 in the three months ended March 31, 1996 to $1.5 million in the three months ended March 31, 1997. The Company's effective tax rate was less than the statutory rate during these periods as a result of the use of net operating loss carryforwards and the tax savings effect of investing in certain non-taxable and tax-reduced instruments.

Net Income. As a result of the foregoing, net income increased $3.1 million or 459.9% from $674,000 in the three months ended March 31, 1996 to $3.8 million in the three months ended March 31, 1997. As a percentage of revenues, net income increased from 6.7% in the three months ended March 31, 1996 to 20.1% in the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of funds are from cash and cash equivalents and investments (including the net proceeds of the Company's initial public offering) and operations. The Company's principal uses of cash are for working capital, capital expenditures and to fund acquisitions.

          The Company has used a portion of its initial public offering proceeds to expand and enhance its network management system and related network and other infrastructure. This includes enhancements to the database as well as establishing the Company's platform site in Dallas, Texas, and the installation of telnodes and related telecommunications interface equipment in the United Kingdom and proposed sites in New Zealand and Canada. Actual expenditures as of March 31, 1997 were approximately $6.5 million and $419,000 for Dallas, Texas and the United Kingdom, respectively.

          In October 1996, the Company established a $5 million line-of-credit with NationsBank, N.A. to facilitate interim long term capital equipment financing needs. As of March 31, 1997, the Company had approximately $ 4.1 million of the borrowings outstanding against the line-of-credit.

          The Company believes that funds provided by operations, available borrowings under the line-of-credit and current amounts of cash, cash equivalents and short term investments, including the net proceeds of the Company's initial public offering, will be sufficient to meet its presently anticipated needs for working capital.

FORWARD-LOOKING STATEMENTS

          This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning certain revenue expectations) that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results might differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Forward-Looking Statements." The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.


                          PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

          On January 30, 1996, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against PCI and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of common stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against the Company on January 21, 1997 setting forth the same allegations as described above. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses and a motion to dismiss with respect to all counts of the complaint. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.

          On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings, the bankruptcy trustee, who has been substituted for CNC in this action, is investigating the merits of any potential actions directed to PCI. No actions or suits have been filed by the trustee against PCI, but the trustee has notified PCI that as one of the potential claims he is investigating, he intends to assert an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000. PCI and the trustee are currently in settlement discussions. In the event that PCI and the trustee conclude a settlement, such settlement will be subject to Bankruptcy Court approval. Due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty whether PCI and the trustee will conclude a settlement and, if so, whether the settlement will be approved by the Bankruptcy Court. If a settlement is not approved and the trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

          On September 20, 1996, Lucina filed a complaint against the Company, Gasgarth and Jones in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is actively underway, but no trial date has been set. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

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


                                       PREMIERE TECHNOLOGIES, INC.


May 15, 1997                           /s/ Boland T. Jones
------------                           -------------------
Date                                   Boland T. Jones
                                       Chairman of the Board and President


May 15, 1997                           /s/ Patrick G. Jones
------------                           --------------------
Date                                   Patrick G. Jones
                                       Senior Vice President
                                       Finance and Legal

                                 EXHIBIT INDEX

                                                                          PAGE
                                                                          ----

11.1   Statement re computation of per share earnings                      16

27.1   Financial data schedule                                             17