Form 10-Q
period 1997-06-30
PREMIERE TECHNOLOGIES INC
filed 1997-08-14
CIK 880804

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ TO   __________.

                            Commission File Number:
                                    0-27778

                          Premiere Technologies, Inc.
             (Exact name of registrant as specified in its charter)

          Georgia                                    59-3074176
(State or other jurisdiction of                (I.R.S. Employer Identi-
incorporation or organization)                        fication No.)

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

    (1)  Yes     X       No         (2)  Yes     X         No              .
            ----------      -------           -------          -----------


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at August 14, 1997
------------------------------                -------------------------------
Common Stock, $0.01 par value                         31,652,636 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                         PAGE
                                                                         ----
PART I  FINANCIAL INFORMATION

   Item 1 Financial Statements

            Condensed Consolidated Balance Sheets as of                    3
            December 31, 1996 and June 30, 1997

            Condensed Consolidated Statements of Operations for the
            Three and Six Months ended June 30, 1996 and 1997              5

            Condensed Consolidated Statements of Cash Flows for the
            Six Months ended June 30, 1996 and 1997                        6

            Notes to Condensed Consolidated Financial Statements           7

   Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             11

   Item 3 Quantitative and Qualitative Disclosures About Market Risk      15

PART II  OTHER INFORMATION

   Item 1 Legal Proceedings                                               16

   Item 2 Changes in Securities                                           17

   Item 3 Defaults Upon Senior Securities                                 18

   Item 4 Submission of Matters to a Vote of Security Holders             18

   Item 5 Other Information                                               18

   Item 6 Exhibits and Reports on Form 8-K                                19


SIGNATURES                                                                29


EXHIBITS INDEX                                                            30

                        PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND JUNE 30, 1997


                                                                            December 31, 1996                   June 30, 1997
                                                                      --------------------------        --------------------------
                                                                               (Unaudited)                       (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                        $ 12,429,115                      $147,454,890
   Investments                                                                        67,333,688                        31,795,597
   Accounts receivable (less allowance for doubtful
      accounts of $1,139,992 and $1,533,272, respectively)                             6,605,650                        10,844,558
   Prepaid expenses and other                                                          8,613,900                         5,737,097
   Deferred tax asset, net                                                             4,246,938                        14,153,592
                                                                      --------------------------        --------------------------
       Total current assets                                                           99,229,291                       209,985,734
                                                                      --------------------------        --------------------------
PROPERTY AND EQUIPMENT, NET                                                           40,912,180                        38,407,008
                                                                      --------------------------        --------------------------
OTHER ASSETS:
   Deferred tax asset                                                                  7,566,401                         7,566,401
   Strategic alliance contract intangible, net                                        29,814,143                        29,203,211
   Goodwill, net                                                                         453,874                        15,205,447
   Other                                                                               6,430,553                        12,867,712
                                                                      --------------------------        --------------------------
                                                                                    $184,406,442                      $313,235,513
                                                                      ==========================        ==========================



The accompanying notes are an integral part of these condensed consolidated financial balance sheets.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF DECEMBER 31, 1996 AND JUNE 30, 1997


                                                                            December 31, 1996                   June 30, 1997
                                                                      --------------------------        --------------------------
                                                                               (Unaudited)                       (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                  $ 11,442,832                      $  9,312,024
  Other accrued expenses                                                              18,815,377                        18,624,585
  Unearned revenue                                                                       452,618                           419,563
  Current maturities of long term debt                                                14,871,650                         5,892,194
  Accrued restructuring and other special charges                                              0                        23,899,346
                                                                      --------------------------        --------------------------
      Total current liabilities                                                       45,582,477                        58,147,712
                                                                      --------------------------        --------------------------
LONG TERM LIABILITIES:
  Convertible subordinated notes, net                                                          0                       145,105,109
  Long term debt                                                                      25,378,750                         8,774,112
  Deferred tax liability                                                               1,328,588                         4,915,932
  Other accrued liabilities                                                            1,763,954                           511,200
                                                                      --------------------------        --------------------------
      Total long term liabilities                                                     28,471,292                       159,306,353
                                                                      --------------------------        --------------------------
COMMITMENTS AND CONTINGENCIES                                                                  0                         1,500,000
SHAREHOLDERS' EQUITY
  Common Stock, $0.01 par value; 150,000,000 shares authorized,
   31,064,579 and 31,645,386 shares issued and outstanding,
   respectively                                                                          310,646                           316,459
  Additional paid-in capital                                                         133,072,546                       146,468,299
  Cumulative translation adjustment                                                      (30,730)                           (2,233)
  Accumulated deficit                                                                (22,999,789)                      (52,501,077)
                                                                      --------------------------        --------------------------
      Total shareholders' equity                                                     110,352,673                        94,281,448
                                                                      --------------------------        --------------------------
                                                                                    $184,406,442                      $313,235,513
                                                                      ==========================        ==========================


The accompanying notes are an integral part of these condensed consolidated financial balance sheets.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED  JUNE 30, 1996 AND 1997


                                                          Three Months Ended                Six Months Ended
                                                 --------------------------------    -----------------------------
                                                       June 30,         June 30,        June 30,      June 30,
                                                         1996             1997            1996          1997
                                                 --------------------------------    -----------------------------
                                                              (Unaudited)                     (Unaudited)
REVENUES:
  Subscriber services                               $31,170,732     $ 37,461,647     $59,559,956     $ 73,007,667
  License fees                                        2,788,868        6,225,635       5,085,141       12,403,770
  Other revenues                                        360,237          214,649         952,770          524,069
                                                  -------------    -------------     -----------     ------------
      Total revenues                                 34,319,837       43,901,931      65,597,867       85,935,506
COST OF SERVICES                                      8,059,338       10,700,588      15,311,849       20,749,750
                                                  -------------    -------------     -----------     ------------
GROSS MARGIN                                         26,260,499       33,201,343      50,286,018       65,185,756
                                                  -------------    -------------     -----------     ------------
OPERATING EXPENSES:
  Selling, general and administrative                18,865,425       20,427,164      36,936,457       39,516,972
  Depreciation and amortization                       2,464,076        3,786,636       5,211,123        6,941,342
  Restructuring and other special charges                     0       45,423,000               0       45,423,000
  Accrued settlement cost                                     0        1,500,000               0        1,500,000
                                                  -------------    -------------     -----------     ------------
      Total operating expenses                       21,329,501       71,136,800      42,147,580       93,381,314
                                                  -------------    -------------     -----------     ------------
OPERATING INCOME (LOSS)                               4,930,998      (37,935,457)      8,138,438      (28,195,558)
                                                  -------------    -------------     -----------     ------------
OTHER INCOME (EXPENSE):
  Interest expense, net                                 (49,854)         (51,573)       (742,659)        (259,161)
  Other, net                                            (76,085)          78,049        (146,966)         101,215
                                                  -------------    -------------     -----------     ------------
      Total other income (expense)                     (125,939)          26,476        (889,625)        (157,946)
                                                  -------------    -------------     -----------     ------------
NET INCOME (LOSS) BEFORE INCOME TAXES                 4,805,059      (37,908,981)      7,248,813      (28,353,504)
PROVISION FOR (BENEFIT FROM) INCOME TAXES               645,251       (6,589,403)      1,139,612       (4,748,199)
                                                  -------------    -------------     -----------     ------------
NET INCOME (LOSS)                                   $ 4,159,808     $(31,319,578)    $ 6,109,201     $(23,605,305)
                                                  =============    =============     ===========     ============

PRO FORMA INCOME (LOSS) ATTRIBUTABLE TO COMMON
 SHAREHOLDERS FOR PRIMARY EARNINGS PER SHARE        $ 4,159,808     $(30,680,824)    $ 6,109,201     $(22,331,743)
                                                  =============    =============     ===========     ============
PRO FORMA INCOME (LOSS) PER COMMON AND COMMON
  EQUIVALENT SHARE (Note 5)                         $      0.14     $      (0.92)    $      0.22     $      (0.67)
                                                  =============    =============     ===========     ============
SHARES USED IN COMPUTING EARNINGS PER COMMON AND
  COMMON EQUIVALENT SHARE:  Primary                  29,955,470       33,417,242      28,161,969       33,156,250
                                                  =============    =============     ===========     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1997

                                                                    1996                1997
                                                                ------------        ------------
                                                                  (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  6,109,201        $(23,605,305)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
       Depreciation and amortization                               5,211,123           6,941,342
       Deferred taxes, net                                           683,273          (6,476,520)
       Restructuring and other special charges                             0          45,423,000
       Accrued settlement cost                                             0           1,500,000
       Payments for restructuring and other special charges                0         (12,807,654)
       Changes in assets and liabilities:
         Accounts receivable, net                                 (1,125,927)         (4,040,961)
         Prepaid expenses and other                                  (19,878)         (1,680,514)
         Accounts payable and accrued expenses                     1,646,846          (2,734,633)
                                                                ------------        ------------
           Total adjustments                                       6,395,437          26,124,060
                                                                ------------        ------------
         Net cash provided by operating activities                12,504,638           2,518,755
                                                                ------------        ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment, net                         (7,456,527)        (11,160,852)
  (Purchase) redemption of investments, net                      (75,327,117)         35,538,091
  Cash paid for acquired companies                                         0         (13,679,154)
  Other                                                              240,922                   0
                                                                ------------        ------------
         Net cash (used in) provided by investing activities     (82,542,722)         10,698,085
                                                                ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                     74,617,048                   0
  Payments under borrowing arrangements                           (3,208,847)        (15,794,893)
  Proceeds from issuance of convertible subordinated notes, net            0         145,105,109
  Payment of dividends and other equity transactions              (2,183,856)         (7,736,710)
  Proceeds from payments of subscriptions receivable               2,436,703                   0
  Proceeds from exercise of stock options                             24,040             235,429
                                                                ------------        ------------
        Net cash provided by financing activities                 71,685,088         121,808,935
                                                                ------------        ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                          1,647,004         135,025,775
CASH AND CASH EQUIVALENTS, beginning of period                     5,779,179          12,429,115
                                                                ------------        ------------
CASH AND CASH EQUIVALENTS, end of period                        $  7,426,183        $147,454,890
                                                                ============        ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Cash paid for interest                                    $    951,979        $    939,311
                                                                ============        ============

The accompanying notes are an integral part of these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of Premiere Technologies, Inc. (the "Company") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 27, 1997, and in various filings made by the Company in Current Reports on Form 8-K, as filed with the SEC in 1997.

2.   RESTRUCTURING AND OTHER SPECIAL CHARGES

In connection with the Voice-Tel Acquisitions (as defined below), the Company recorded restructuring and other special charges of $45,423,000 during the quarter ended June 30, 1997 as follows:

Transaction costs                                   $16,599,000
Severance and related costs                           9,514,000
Asset impairments                                     8,601,000
Other exit costs                                     10,709,000
                                                    -----------
                                                    $45,423,000
                                                    ===========

Transaction costs are comprised of professional fees and other costs directly associated with the Voice-Tel Acquisitions. Such costs were expensed as required by the pooling of interests method of accounting. Charges for severance, asset impairments and other exit costs result from management's plan to restructure the operations of the Voice-Tel Entities (as defined below) under a consolidated business group model and discontinue franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities performed in each of the former franchise businesses. Cash expenditures of $12,807,654 have been incurred through June 30, 1997. Such expenditures consisted of $1,200,637 of severance and related costs associated with the termination of 115 employees and $11,607,017 of transaction and other exit costs.

3.   VOICE-TEL ACQUISITIONS

Overview of Transactions

On June 12, 1997, the Company completed the acquisitions of Voice-Tel Enterprises, Inc. ("VTE"), its affiliate Voice-Tel Network Limited Partnership ("VTN") and substantially all of the approximately 100 independently owned Voice-Tel franchise businesses ("Franchisees") (collectively, the "Voice-Tel Entities" and "Voice-Tel Acquisitions"). In connection with the acquisitions, the Company issued approximately 7.4 million shares of its common stock, paid approximately $16.2 million in cash and assumed approximately $21.3 in indebtedness, net of cash acquired.

Pooling of Interests Transactions

Most of the transactions were structured as tax-free mergers or share exchanges and were accounted for under the pooling of interests method of accounting.

Accordingly, the financial results of the Company have been restated for all periods presented to include the results of the Voice-Tel Acquisitions accounted for using this method. Combined and separate results of the Company and certain Voice-Tel Entities for periods preceding acquisitions accounted for using the pooling of interests method of accounting are included in various filings made by the Company in current reports on Form 8-K, as filed with the SEC in 1997, and are incorporated by reference herein.

Purchase Transactions

The Company purchased 16 of the Voice-Tel Entities for an aggregate $13.9 million in cash and approximately 94,000 shares of its common stock.
Excess purchase price over the fair value of net assets acquired of $14.8 million has been recorded as goodwill in accordance with the purchase method of
accounting and is being amortized on a straight-line basis over 40 years.   The
following unaudited pro forma presentation reflects these acquisitions as though they occurred at the beginning of each period presented. Such information reflects adjustments to reflect additional goodwill amortization and reduced interest expense.

                               Three Months Ended                        Six Months Ended
                        ----------------------------------      --------------------------------
                        June 30, 1996        June 30, 1997      June 30, 1996      June 30, 1997
                        -------------        -------------      -------------      -------------
                                   (Unaudited)                            (Unaudited)
Revenues                 $35,443,595         $ 45,081,887        $67,845,384       $ 88,242,113
                         ===========         ============        ===========       ============

Net income (loss)        $ 3,892,019         $(30,992,237)       $ 5,573,623       $(22,909,501)
                         ===========         ============        ===========       ============

Earnings per share       $      0.13         $      (0.93)       $      0.20       $      (0.69)
                         ===========         ============        ===========       ============

4.  ISSUANCE OF CONVERTIBLE SUBORDINATED NOTES

On June 30, 1997, the Company sold $150,000,000 of 5-3/4% convertible subordinated notes due 2004 (the "Notes"). On July 30, 1997, the Company sold an additional $22,500,000 of 5-3/4% convertible subordinated notes due 2004 (the "Option Notes", and together with the Notes, the "Convertible Notes") pursuant to the exercise of an over-allotment option. The total offering price of the Notes was $150,000,000 with a discount to the underwriters of the Notes of 3.0%, and the total offering price of the Option Notes was $22,500,000 with a discount to the underwriters of the Option Notes of 3.0%. The Notes and the Option Notes, unless previously redeemed or repurchased, are convertible at the option of the holder at any time through the close of business on the final maturity date into shares of common stock, at a conversion price of $33.00 per share, subject to adjustment in certain events.


5.  EARNINGS PER SHARE

Primary net income per share is computed under the modified treasury stock method using the weighted average number of shares of common stock and dilutive common stock equivalent shares ("CSEs") from stock options outstanding during the period. Under the modified treasury stock method, proceeds from the exercise of CSEs consist of the exercise price of the CSEs, as well as the related income tax benefit to the Company. CSE proceeds are assumed to be applied first to repurchase up to 20% of the Company's common stock, and then to repay outstanding long term indebtedness. Any remaining CSE proceeds are assumed to be invested in U.S. Government securities. The pro forma net interest adjustment to primary net income per share under the modified treasury stock method was $0.0 and $638,754 for the three months ended June 30, 1996 and 1997, respectively, and $0.0 and $1,273,562 for the six months ended June 30, 1996 and 1997, respectively.

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

6.    COMMITMENTS AND CONTINGENCIES

On January 30, 1996, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company's wholly-owned subsidiary, Premiere Communications, Inc. ("PCI" or "Premiere Communications") and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company;
(iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI, as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of common stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against PCI and the Company on January 21, 1997 setting forth the same allegations as described above, except that Mr. Bott no longer alleges that he is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI, and that Mr. Bott and Mr. Elliott allege that the stock options relate to the common stock of Premiere Technologies, Inc. The Company and PCI have filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses and a motion to dismiss the counts of the complaint against the Company. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York (the "Court")against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The Court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings, and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the trustee and PCI recently reached a tentative agreement of all issues between the parties, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a proposed plan of reorganization filed by the trustee with the Court. In this regard, the Company has established a reserve in the second quarter of 1997 for anticipated legal expenses and settlement costs in an amount of $1.5 million. Due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty whether the settlement will be approved by the Court. If the settlement is not approved and the trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick G. Jones ("Jones") in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is in its initial stages, and no trial date has been set. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

7.  INITIAL PUBLIC OFFERING

The Company issued 4,570,000 shares of its $0.01 par value common stock in an initial public offering in March 1996. Proceeds to the Company, net of the underwriting discount and expenses of the offering, were $74,617,048.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FIANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

On June 12, 1997, the Company announced the completion of the Voice-Tel Acquisitions. The Voice-Tel Entities provide interactive digital voice and data messaging products on a service bureau basis through approximately 200 service centers in the United States, Puerto Rico, Canada, Australia and New Zealand, reaching approximately 90% of the United States and approximately 100% of the Canadian, Australian and New Zealand populations with local, toll-free service access. VTN, an affiliate of VTE acquired by the Company, owns and leases various components of and operates a digital frame relay network that connects and provides message transmission capabilities to and from the local voice messaging centers.

The financial results of the Company discussed below have been restated for all periods presented to include the results of the Voice-Tel Acquisitions that were accounted for under the pooling of interests method of accounting. The
16 Voice-Tel Entities that were accounted for under the purchase method of accounting, and pro forma information reflecting those acquisitions, can be found in Note 3 to the condensed consolidated financial statements in Item 1.

The Company does not believe that the historical financial performance of the Voice-Tel Entities as stand alone entities provides a useful indicator of future performance in view of the anticipated changes to such businesses. The Company believes that the Voice-Tel Acquisitions will provide important synergistic benefits to the Company. More details regarding the Voice-Tel Entities and the Voice-Tel Acquisitions can be found in the Company's Current Report on Form 8-K, as filed with the SEC, dated June 25, 1997.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997

Revenues. Total revenues increased $9.6 million or 28.0% from $34.3 million in the three months ended June 30, 1996 to $43.9 million in the three months ended June 30, 1997. Subscriber services revenues increased $6.3 million or 20.2% from $31.2 million in the three months ended June 30, 1996 to $37.5 million in the three months ended June 30, 1997. This increase was due primarily to strong demand for the Company's calling card programs. License fee revenues increased $3.4 million or 121.4% from $2.8 million in the three months ended June 30, 1996 to $6.2 million in the three months ended June 30, 1997. This increase was due to the establishment of additional licensing relationships and increased revenues from existing licensees. Other revenues decreased $145,000 or 40.3% from $360,000 in the three months ended June 30, 1996 to $215,000 in the three months ended June 30, 1997. This decrease was attributable primarily to nonrecurring system design and development revenues in the three months ended June 30, 1996.

Cost of Services. Cost of services increased $2.6 million or 32.1% from $8.1 million in the three months ended June 30, 1996 to $10.7 million in the three months ended June 30, 1997. These expenses increased as a percentage of revenues from 23.6% in the three months ended June 30, 1996 to 24.4% in the three months ended June 30, 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $1.5 million or 7.9% from $18.9 million in the three months ended June 30, 1996 to $20.4 million in the three months ended June 30, 1997. This increase was due primarily to increased numbers of employees and related expenses to support the Company's growth and to greater expenditures on print advertising and other selling and marketing costs related to the increase in subscribers and revenues. These expenses decreased as a percentage of revenues from 55.1% in the three months ended June 30, 1996 to 46.5% in the three months ended June 30, 1997. This decrease resulted from improved operating leverage related to increased revenues.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.3 million or 52.0% from $2.5 million in the three months ended June 30, 1996 to $3.8 million in the three months ended June 30, 1997. This increase was due primarily to depreciation of additional equipment acquired by the Company.

Restructuring and Other Special Charges. Nonrecurring restructuring and other special charges incurred during the three months ended June 30, 1997 were $45.4 million compared to $0.0 in the three months ended June 30, 1996. See Note 2 to the condensed consolidated financial statements in Item 1 for further detail.

Accrued Settlement Cost. Nonrecurring CNC settlement charges incurred during the three months ended June 30, 1997 were $1.5 million compared to $0.0 in the three months ended June 30, 1996. See Note 6 to the condensed consolidated financial statements in Item 1 for further detail.

Operating Income (Loss). Operating income decreased $42.8 million from $4.9 million in the three months ended June 30, 1996 to a loss of $37.9 million in the three months ended June 30, 1997. Excluding the $1.5 million accrued settlement cost and the effect of the $45.4 million nonrecurring restructuring and other special charges, operating income increased $4.1 million or 83.7% from $4.9 million in the three months ended June 30, 1996 to $9.0 million in the three months ended June 30, 1997.

Interest Expense, Net. Interest expense, net increased $2,000 or 4.0% from $50,000 in the three months ended June 30, 1996 to $52,000 in the three months ended June 30, 1997.

Income Taxes. Income taxes decreased $7.2 million from a tax expense of $645,000 in the three months ended June 30, 1996 to a tax benefit of $6.6 million in the three months ended June 30, 1997. The Company's effective tax rate varied from the statutory rate during these periods as a result of the tax savings effect of investing in certain non-taxable and tax-reduced instruments, partially offset by the effect of certain non-deductible expenses incurred in connection with the Voice-Tel Acquisitions.

Net Income (Loss). As a result of the foregoing, net income decreased $35.5 million from net income of $4.2 million in the three months ended June 30, 1996 to net loss of $31.3 million in the three months ended June 30, 1997.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1997

Revenues. Total revenues increased $20.3 million or 30.9% from $65.6 million in the six months ended June 30, 1996 to $85.9 million in the six months ended June 30, 1997. Subscriber services revenues increased $13.4 million or 22.5% from $59.6 million in the six months ended June 30, 1996 to $73.0 million in the six months ended June 30, 1997. This increase was due primarily to strong demand for the Company's calling card programs. License fee revenues increased $7.3 million or 143.1% from $5.1 million in the six months ended June 30, 1996 to $12.4 million in the six months ended June 30, 1997. This increase was due to the establishment of additional licensing relationships and increased revenues from existing licensees. Other revenues decreased $429,000 or 45.0% from $953,000 in the six months ended June 30, 1996 to $524,000 in the six months ended June 30, 1997. This decrease was attributable primarily to nonrecurring system design and development revenues in the six months ended June 30, 1996.

Cost of Services. Cost of services increased $5.4 million or 35.3% from $15.3 million in the six months ended June 30, 1996 to $20.7 million in the six months ended June 30, 1997. These expenses increased as a percentage of revenues from 23.3% in the six months ended June 30, 1996 to 24.2% in the six months ended June 30, 1997.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $2.6 million or 7.0% from $36.9 million in the six months ended June 30, 1996 to $39.5 million in the six months ended June 30, 1997. This increase was due primarily to increased numbers of employees and related expenses to support the Company's growth and to greater expenditures on print advertising and other selling and marketing costs related to the increase in subscribers and revenues. These expenses decreased as a percentage of revenues from 56.3% in the six months ended June 30, 1996 to 46.0% in the six months ended June 30, 1997. This decrease resulted from improved operating leverage related to increased revenues.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased $1.7 million or 32.7% from $5.2 million in the six months ended June

30, 1996 to $6.9 million in the six months ended June 30, 1997. This increase was due primarily to depreciation of additional equipment acquired by the Company.

Restructuring and Other Special Charges. Nonrecurring restructuring and other special charges incurred during the six months ended June 30, 1997 were $45.4 million compared to $0.0 in the six months ended June 30, 1996. See Note 2 to the condensed consolidated financial statements in Item 1 for further detail.

Accrued Settlement Cost. Nonrecurring CNC settlement charges incurred during the six months ended June 30, 1997 were $1.5 million compared to $0.0 in the six months ended June 30, 1996. See Note 6 to the condensed consolidated financial statements in Item 1 for further detail.

Operating Income (Loss). Operating income decreased $36.3 million from
$8.1 million in the six months ended June 30, 1996 to a loss of $28.2 million in the six months ended June 30, 1997. Excluding the $1.5 million accrued settlement cost and the effect of the $45.4 nonrecurring restructuring and other special charges, operating income increased $10.6 million or 130.9% from $8.1 million in the six months ended June 30, 1996 to $18.7 million in the six months ended June 30, 1997.

Interest Expense, Net. Interest expense, net decreased $484,000 or 65.1% from $743,000 in the six months ended June 30, 1996 to $259,000 in the six months ended June 30, 1997. This decrease resulted primarily from the repayment of indebtedness related to the Voice-Tel Acquisitions.

Income Taxes. Income taxes decreased $5.8 million from a tax expense of $1.1 in the six months ended June 30, 1996 to a tax benefit of $4.7 million in the six months ended June 30, 1997. The Company's effective tax rate varied from the statutory rate during these periods as a result of the tax savings effect of investing in certain non-taxable and tax-reduced instruments, partially offset by the effect of certain non-deductible expenses incurred in connection with the Voice-Tel Acquisitions.

Net Income (Loss). As a result of the foregoing, net income decreased $29.7 million from net income of $6.1 million in the six months ended June 30, 1996 to a net loss of $23.6 million in the six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are from cash and cash equivalents, investments (including the net proceeds of the Company's initial public offering and the sale of the Convertible Notes) and operations. The Company's principal uses of cash are for working capital, capital expenditures and to fund acquisitions.

The Company's investing activities used cash of $82.5 million and provided cash of $10.7 million for the six months ended June 30, 1996 and 1997, respectively.

The Company's financing activities provided cash of $71.7 million and $121.8 million for the six months ended June 30, 1996 and 1997, respectively. Cash provided by financing activities for the six months ended June 30, 1997 consisted primarily of net proceeds from the Company's sale of the Convertible Notes.

In connection with the Company's offering of the Convertible Notes, the Company issued notes convertible into up to approximately 5,227,000 shares of common stock. The Company received net proceeds of $166.9 million after the underwriting discount and related expenses of the Convertible Notes offering.

In October 1996, the Company established a $5.0 million line-of-credit with NationsBank, N.A. to facilitate interim capital equipment financing needs. As of August 14, 1997, the Company had no borrowings under the line-of-credit.

In April 1997, the Company established a $30.0 million short term line-of-credit with NationsBank, N.A. (the "NationsBank Loan") that matured on June 30, 1997. The Company repaid all of the NationsBank Loan with the proceeds of maturing investments in the Company's investment portfolio.

The Company believes that funds provided by operations, available borrowings under its line-of-credit, current amounts of cash, cash equivalents and short term investments, including the net proceeds of the Company's initial public offering and the net proceeds from the issuance of the Convertible Notes, will be sufficient to meet its capital requirements for at least the next 12 months.

Restructuring and Other Special Charges

Restructuring and other special charges of $45.4 million consist of transaction costs and expenses incurred in the Voice-Tel Acquisitions and estimated costs to execute management's plan to comprehensively restructure Voice-Tel's post-acquisition operations. Management's plan involves transforming Voice-Tel's business from a franchise to a consolidated business group model. This initiative involves eliminating redundant business activities and infrastructure, closing facilities by centralizing certain administrative and operations management functions and replacing certain operating assets with more efficient and effective applications. Management believes the restructuring will lower its operating costs by reducing employee headcount and associated compensation costs and improving the utilization of productive assets.

Restructuring and other special charges consist of $16.6 million of transactions costs and expenses, $9.5 million of severance and associated costs, $8.6 million of asset impairments and $10.7 million of other exit costs consisting primarily of costs to terminate lease and other contractual obligations. All costs accrued as restructuring and other special charges, except charges for asset impairments, will require cash outlays. Approximately $12.8 million of cash expenditures associated with these charges were made prior to June 30,1997. Such expenditures consist of approximately $1.2 million of severance and related costs associated with terminating 115 employees and $11.6 million of transaction costs and expenses. Management anticipates this initiative will be completed in 1998 and that remaining cash outlays of approximately $24.0 million will be funded by existing working capital and will occur ratably over the period this program is being executed.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning certain revenue expectations), other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results might differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Forward-Looking Statements." The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                          PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 30, 1996, Eric Bott, E.B. Elliott and CRS filed a complaint against PCI and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI, as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of Common Stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against PCI and the Company on January 21, 1997 setting forth the same allegations as described above, except that Mr. Bott no longer alleges that he is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI, and that Mr. Bott and Mr. Elliott allege that the stock options relate to the common stock of Premiere Technologies, Inc. The Company and PCI have filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses and a motion to dismiss the counts of the complaint against the Company. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York (the "Court") against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The Court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the trustee and PCI recently reached a tentative agreement of all issues between the parties, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a proposed plan of reorganization filed by the trustee with the Court. In this regard, the Company currently anticipates that it will establish a reserve in the second quarter of 1997 for anticipated legal expenses and settlement costs in an amount of up to $1.5 million. Due to the inherent uncertainties of the judicial system, the Company is unable to predict with certainty whether the settlement will be approved by the Court. If the settlement is not approved and the trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

On September 20, 1996, Lucina filed a complaint against the Company, Gasgarth and Jones in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995 he sold 1,563 shares of the Company common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995 the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is in its initial stages, and no trial date has been set. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2.    CHANGES IN SECURITIES

On April 29, 1997 the Company filed articles of amendment to its articles of incorporation that designated a class of Series B Voting Preferred Stock ("Series B Preferred Stock") that consists of one share of Series B Preferred Stock, par value $.01 per share. The one share of the Company's Series B Preferred Stock was issued for the benefit of the former shareholders of the Canadian Voice-Tel Entities that the Company acquired on April 30, 1997. Pursuant to the terms of the acquisition agreements, the former shareholders of the Canadian Voice-Tel Entities were issued 436,526 shares of Exchangeable Non-Voting Shares of Voice-Tel Canada Limited, a wholly owned subsidiary of the Company (the "Exchangeable Shares"). The Exchangeable Shares may be converted at any time into a total of 436,526 shares of common stock. For voting purposes, the holder of record of the Series B Preferred Stock is entitled to have a number of votes equal to the number of votes that the holders of the outstanding Exchangeable Shares (other than those held by the Company or its affiliates) would be entitled if all such Exchangeable Shares were exchanged by the holders thereof for shares of common stock. The Series B Preferred Stock and the common stock of the Company vote as a single class. The Company's transfer agent, SunTrust Bank, Atlanta, serves as the voting trustee for the Series B Preferred Stock. In the event of the liquidation, dissolution or winding-up of the Company, and subject to any prior rights of holders of preferred stock ranking senior to the Series B Preferred Stock, the holder of the share of Series B Preferred Stock will be paid in an amount equal to $1.00, together with payment to any class of stock ranking equally with the Series B Preferred Stock. At such time as the Series B Preferred Stock has no votes attached to it because there are no Exchangeable Shares outstanding which are not owned, directly or indirectly, by the Company and no options or other agreements which could give rise to the issuance of Exchangeable Shares to any person other than the Company, the Series B Preferred Stock will be canceled without any action required by the holder thereof or the Company.

Pursuant to the Voice-Tel Acquisitions, the Company issued an aggregate of 7,422,748 shares of its common stock to the former shareholders or owners of VTE, its affiliates and franchisees. The shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), in transactions exempt under Section 4(2) of the Act and the rules promulgated thereunder.

On June 30, 1997, the Company closed the sale of the Notes, and on July 30, 1997 the Company closed the sale of the Option Notes, in a Rule 144A offering. The initial purchasers of the notes were Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchasers"). The total offering price of the Convertible Notes was $172,500,000 with a discount to the underwriters of 3.0%. The Company relied upon the exemption set forth in Section 4(2) of the

Act for the sale of the Convertible Notes to the Initial Purchasers. The Initial Purchasers resold the Convertible Notes in the United States to qualified institutional buyers under Rule 144A under the Securities Act and to a limited number of other institutional "accredited investors" as defined in Rule 501 of the Act and outside the United States to non-U.S. persons in reliance upon Regulation S under the Act. The Convertible Notes, unless previously redeemed or repurchased, are convertible at the option of the holder at any time through the close of business on the final maturity date into shares of common stock at a conversion price of $33.00 per share, subject to adjustment in certain events.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on June 11, 1997. At the meeting the following matters were voted upon, with the following results:

1. Election of Directors. The following directors were elected, for terms ending at the annual meeting in the year indicated:

                           Term     Votes      Votes     Votes
Name of Director          Ending   In Favor   Against   Withheld  Abstentions  Nonvotes
------------------------  ------  ----------  -------   --------  -----------  --------
Eduard J. Mayer             1998  19,577,600     0       218,100      0           0
D. Gregory Smith            1999  19,577,600     0       218,100      0           0
Raymond H. Pirtle, Jr.      1999  19,577,600     0       218,100      0           0
Boland T. Jones             2000  19,577,600     0       218,100      0           0
George W. Baker, Sr.        2000  19,577,600     0       218,100      0           0

2. Approval of Amendments to 1995 Stock Plan. The shareholders of the Company approved the restatement of the Company's 1995 Stock Plan in order to: (i) permit the grant of options and other performance-based compensatory awards that will be deductible to the Company for federal income tax purposes without regard to the limitations of Section 162(m) of the Internal Revenue Code of 1986, as amended; (ii) make certain other amendments to conform to recent revisions to the rules and regulations of the SEC under Section 16 of the Securities Exchange Act of 1934, as amended; and (iii) increase the number of shares of common stock reserved for issuance from 1,500,000 to 4,000,000 shares of common stock. The results of the voting with respect to the restatement were as follows:

Votes          Votes
In Favor       Against         Abstentions   Nonvotes
--------       --------        -----------   --------
14,062,877     4,187,929         129,988    1,414,906



ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

EXHIBIT NO.    EXHIBIT TITLE
-----------    -------------

    2.1 Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997)

    2.2 Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4,
               1997)

    2.3 Purchase and Sale Agreement dated April 2, 1997 by and between Premiere Technologies, Inc. and Merchandising Productions, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4,
               1997)

    2.4 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Continuum, Inc. and Owners of Continuum, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.5 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., DMG, Inc. and Owners of DMG, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VTG, Inc. and Owners of VTG, Inc. (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
               1997)

    2.6 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Penta Group, Inc. and Owners of Penta Group, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. Scepter Communications, Inc. and Owners of Scepter Communications, Inc. (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
               1997)

    2.7 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Premiere Business Services, Inc. and Owners of Premiere Business Services, Inc. (incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

     2.8 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Dunes Communications, Inc., Sands Communications, Inc., Sands Comm, Inc., SandsComm, Inc., and Owner of Dunes Communications, Inc., Sands Communications, Inc., Sands Comm, Inc., and SandsComm, Inc. (incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

     2.9 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. Shamlin, Inc. and Owner of Shamlin, Inc. (incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.10 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of Ohio, Inc. and Owners of VT of Ohio, Inc.; Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Carter Voice, Inc. and Owners of Carter Voice, Inc.; Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Widdoes Enterprises, Inc. and Owners of Widdoes Enterprises, Inc.; and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. Dowd Enterprises, Inc. and Owners of Dowd Enterprises, Inc. (incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.11 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., SDVT, Inc. and Owners of SDVT, Inc. (incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.12 Amended and Restated Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Car Zee, Inc. and Owners of Car Zee, Inc. (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
          1997)

    2.13 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario Inc. (incorporated by reference to Exhibit 2.13 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
          1997)

    2.14 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1136827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.15 Asset Purchase Agreement dated September 18, 1996 by and among Premiere Technologies, Inc., PTEK Acquisition Corporation, TeleT Communications LLC and the Members of TeleT Communications LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 18, 1996)

    2.16 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Communications Concepts, Inc. and Owners of Communications Concepts, Inc. (incorporated by reference to Exhibit
          2.1 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.17 Transfer Agreement dated as of May 20, 1997 by and among Premiere Technologies, Inc., DARP, Inc. and Owners of DARP, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.18 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Hi-Pak Systems, Inc. and Owners of Hi-Pak Systems, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.19 Transfer Agreement dated as of May 29, 1997 by and among Premiere Technologies, Inc., MMP Communications, Inc. and Owners of MMP Communications, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.20 Transfer Agreement dated as of May 16, 1997 by and among Premiere Technologies, Inc., Lar-Lin Enterprises, Inc., Lar-Lin Investments, Inc. and Voice-Mail Solutions, Inc. and Owners of Lar-Lin Enterprises, Inc., Lar-Lin Investments, Inc. and Voice-Mail Solutions, Inc. (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.21 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Voice-Net Communications Systems, Inc. and Owners of Voice-Net Communications Systems, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of Long Island Inc. and Owners of VT of Long Island Inc. (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.22 Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc. Voice Systems of Greater Dayton, Inc. and Owner of Voice Systems of Greater Dayton, Inc. and Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc., Premiere Acquisition Corporation, L'Harbot, Inc. and the Owners of L'Harbot, Inc. (incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.23 Transfer Agreement dated as of May 30, 1997 by and among Premiere Technologies, Inc., Audioinfo Inc. and Owners of Audioinfo Inc. (incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.24 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., D&K Communications Corporation and Owners of D&K Communications Corporation (incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.25 Transfer Agreement dated as of May 19, 1997 by and among Premiere Technologies, Inc. Voice-Tel of South Texas, Inc. and Owners of Voice-Tel of South Texas, Inc. (incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.26 Transfer Agreement dated as of May 31, 1997 by and among Premiere Technologies, Inc. Indiana Communicator, Inc. and Owner of Indiana Communicator, Inc. (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.27 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Voice Messaging Development Corporation of Michigan and the Owners of Voice Messaging Development Corporation of Michigan (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24,
          1997)

    2.28 Transfer Agreement dated as of June 13, 1997 by and among Premiere Technologies, Inc., Voice Partners of Greater Mahoning Valley, Ltd. and the Owners of Voice Partners of Greater Mahoning Valley, Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997)

    2.29 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. In-Touch Technologies, Inc. and the Owners of In-Touch Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997)

    2.30 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Western Franchisees: 3325882 Manitoba Inc., 601965 Alberta Ltd., 3266622 Manitoba Inc., 3337821 Manitoba Inc. and 3266631 Manitoba Inc. (incorporated by reference to
          Exhibit 2.4 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997)

    2.31 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave One Franchisees and Owners of Wave One Franchisees (incorporated by reference to Exhibit A to
          Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997)

    2.32 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave Two Franchisees and Owners of Wave Two Franchisees 2.15 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave One Franchisees and Owners of Wave One Franchisees (incorporated by reference to Exhibit 2.14 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.33 Service and Reseller Agreement dated September 28, 1990 by and between Amway Corporation and Voice-Tel Enterprises, Inc. (Portions of this exhibit are the subject of a request for confidential treatment.)

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)

     3.2 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

     3.3 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)

     4.1 See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation, as amended, and Amended and Restated Bylaws defining the rights of the holders of common stock of the Registrant.

     4.2 Indenture, dated as of June 15, 1997, between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

     4.3 Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

     4.4 Registration Rights Agreement, dated as of June 15, 1997, by and among Premiere Technologies, Inc. and Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

    10.1 Promissory Note dated April 30, 1997 between Premiere Communications, Inc. and NationsBank, N.A. (South) (incorporated by reference to
          Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    10.2 Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

    10.3 1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

    10.4 1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

    10.5 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

    10.6 Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April 30, 1997)

    10.7 Voice-Tel Enterprises, Inc. Employment Agreement dated April 30, 1997 by and between Voice-Tel, Inc. and William E. Welsh

     11.  Statement re computation of per share earnings

     27.  Financial data schedule

          (b)  Reports on Form 8-K:

     The following reports on Form 8-K were filed during the quarter for which this report is filed:

                                                                         Entities for Which
Date of Report            Item(s) Reported                               Financial Statements Filed
--------------            ----------------                               -----------------------------

April 2, 1997             Execution of definitive agreements for          None
                          Voice-Tel Acquisitions

April 30, 1997/1/         Completion of certain Voice-Tel Acquisitions    TeleT Communications LLC ("TeleT")

                                                                          Voice-Tel Enterprises, Inc.

                                                                          VTN, Inc.

                                                                          Continuum, Inc.

                                                                          DMG, Inc. and VTG, Inc.

                                                                          Penta Group, Inc. and Scepter
                                                                          Communications, Inc.

                                                                          Premier Business Services, Inc.

                                                                          Sands Communications, Inc. d.b.a. Voice-Tel
                                                                          of Arizona, SandsComm, Inc. d.b.a. Voice-Tel
                                                                          of Organge County, Sands Comm, Inc. d.b.a.
                                                                          Voice-Tel of New Mexico, and Dunes
                                                                          Communications, Inc. d.b.a. Voice-Tel of San
                                                                          Fernando Valley

                                                                          Shamlin, Inc. d.b.a. Voice-Tel of Colorado

                                                                          Voice-Tel of Ohio and Subsidiary

                                                                          SDVT, Inc.

                                                                          Car Zee, Inc.

                                                                          1086236 Ontario Inc. d.b.a. Voice-Tel of
                                                                          Eastern Canada, Inc.



                                                                          Flanagan/Allan Inc.

                                                                          Pro Forma Financial Information relating to
                                                                          the Company and TeleT

                                                                          Pro Forma Financial Information relating to
                                                                          the Company, TeleT, VTE, VTN and certain
                                                                          significant franchisees
May 16, 1997/2/          Acquisition of additional independently owned    Voice-Tel Enterprises, Inc.
                         and operated franchisees of VTE
                                                                          Lar-Lin Enterprises, Inc. d.b.a. Voice-Tel
                                                                          of Kansas City, Lar-Lin Investments, Inc.
                                                                          d.b.a. Voice-Tel of Wichita and Voice-Tel of
                                                                          Springfield and Voice Mail Solutions, Inc.
                                                                          d.b.a. Voice-Tel of Kansas City Acquisition

                                                                          Voice-Tel of South Texas, Inc.

                                                                          MMP Communications Inc. d.b.a. Voice-Tel of
                                                                          Southern California

                                                                          Communication Concepts, Inc. d.b.a.
                                                                          Voice-Tel of Boston

                                                                          Hi-Pak Systems, Inc. d.b.a. Voice-Tel of
                                                                          Michigan and Voice Messaging Development
                                                                          Corporation of Michigan d.b.a. Voice-Tel of
                                                                          Central Michigan

                                                                          Voice-Net Communications Systems, Inc.
                                                                          d.b.a. Voice-Tel of New York

                                                                          Dowd Enterprises, Inc. and Subsidiary

                                                                          D&K Communications Corporation d.b.a.
                                                                          Voice-Tel of Memphis and Voice-Tel of
                                                                          Nashville

                                                                          AudioInfo, Inc.

                                                                          Voice Partners of Greater Mahoning Valley,
                                                                          Ltd.

                                                                          DARP, Inc. d.b.a. Voice-Tel of New Jersey

                                                                          Indiana Communicator, Inc. d.b.a. Voice-Tel
                                                                          of Indiana

                                                                          In-Touch Technologies, Inc. d.b.a. Voice-Tel
                                                                          of California



                                                                          125976 Canada Ltd. d.b.a. Voice-Tel of
                                                                          Manitoba and Subsidiaries

                                                                          L'Harbot, Inc. d.b.a. Voice-Tel Tri-State
                                                                          and Voice Systems of Greater Dayton, Inc.

                                                                          Pro Forma Financial information relating to
                                                                          the Company, TeleT, certain other
                                                                          significant Voice-Tel Acquisitions and
                                                                          certain significant franchisees

June 12, 1997            Announcement of pending completion of            None
                         Voice-Tel Acquisitions and associated charge
                         to earnings

June 16, 1997            Rule 135c announcement of offering of            None
                         convertible subordinated notes

June 25, 1997            Closing of Rule 144A offering of convertible     None
                         subordinated notes

/1/ As amended by 8-K/A dated June 16, 1997 filed to amend certain financial statements.

/2/ As amended by 8-K/A dated June 24, 1997 filed to supply the required financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1997            PREMIERE TECHNOLOGIES, INC.
--------------------
Date

                           /s/ Boland T. Jones
                           -----------------------------------
                           Boland T. Jones
                           Chairman of the Board and President

August 14, 1997            /s/ Patrick G. Jones
--------------------       -----------------------------------
Date                       Patrick G. Jones
                           Senior Vice President
                           Finance and Legal

                                EXHIBITS INDEX

EXHIBIT NO.    EXHIBIT TITLE
-----------    -------------

    2.1 Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997)

    2.2 Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4,
               1997)

    2.3 Purchase and Sale Agreement dated April 2, 1997 by and between Premiere Technologies, Inc. and Merchandising Productions, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4,
               1997)

    2.4 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Continuum, Inc. and Owners of Continuum, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.5 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., DMG, Inc. and Owners of DMG, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VTG, Inc. and Owners of VTG, Inc. (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
               1997)

    2.6 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Penta Group, Inc. and Owners of Penta Group, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. Scepter Communications, Inc. and Owners of Scepter Communications, Inc. (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
               1997)

    2.7 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Premiere Business Services, Inc. and Owners of Premiere Business Services, Inc. (incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

     2.8 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Dunes Communications, Inc., Sands Communications, Inc., Sands Comm, Inc., SandsComm, Inc., and Owner of Dunes Communications, Inc., Sands Communications, Inc., Sands Comm, Inc., and SandsComm, Inc. (incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

     2.9 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. Shamlin, Inc. and Owner of Shamlin, Inc. (incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.10 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of Ohio, Inc. and Owners of VT of Ohio, Inc.; Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Carter Voice, Inc. and Owners of Carter Voice, Inc.; Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Widdoes Enterprises, Inc. and Owners of Widdoes Enterprises, Inc.; and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. Dowd Enterprises, Inc. and Owners of Dowd Enterprises, Inc. (incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.11 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., SDVT, Inc. and Owners of SDVT, Inc. (incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.12 Amended and Restated Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Car Zee, Inc. and Owners of Car Zee, Inc. (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
          1997)

    2.13 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario Inc. (incorporated by reference to Exhibit 2.13 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
          1997)

    2.14 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1136827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    2.15 Asset Purchase Agreement dated September 18, 1996 by and among Premiere Technologies, Inc., PTEK Acquisition Corporation, TeleT Communications LLC and the Members of TeleT Communications LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 18, 1996)

    2.16 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Communications Concepts, Inc. and Owners of Communications Concepts, Inc. (incorporated by reference to Exhibit
          2.1 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.17 Transfer Agreement dated as of May 20, 1997 by and among Premiere Technologies, Inc., DARP, Inc. and Owners of DARP, Inc. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.18 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Hi-Pak Systems, Inc. and Owners of Hi-Pak Systems, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.19 Transfer Agreement dated as of May 29, 1997 by and among Premiere Technologies, Inc., MMP Communications, Inc. and Owners of MMP Communications, Inc. (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.20 Transfer Agreement dated as of May 16, 1997 by and among Premiere Technologies, Inc., Lar-Lin Enterprises, Inc., Lar-Lin Investments, Inc. and Voice-Mail Solutions, Inc. and Owners of Lar-Lin Enterprises, Inc., Lar-Lin Investments, Inc. and Voice-Mail Solutions, Inc. (incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.21 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Voice-Net Communications Systems, Inc. and Owners of Voice-Net Communications Systems, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of Long Island Inc. and Owners of VT of Long Island Inc. (incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.22 Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc. Voice Systems of Greater Dayton, Inc. and Owner of Voice Systems of Greater Dayton, Inc. and Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc., Premiere Acquisition Corporation, L'Harbot, Inc. and the Owners of L'Harbot, Inc. (incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.23 Transfer Agreement dated as of May 30, 1997 by and among Premiere Technologies, Inc., Audioinfo Inc. and Owners of Audioinfo Inc. (incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.24 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., D&K Communications Corporation and Owners of D&K Communications Corporation (incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.25 Transfer Agreement dated as of May 19, 1997 by and among Premiere Technologies, Inc. Voice-Tel of South Texas, Inc. and Owners of Voice-Tel of South Texas, Inc. (incorporated by reference to Exhibit 2.11 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.26 Transfer Agreement dated as of May 31, 1997 by and among Premiere Technologies, Inc. Indiana Communicator, Inc. and Owner of Indiana Communicator, Inc. (incorporated by reference to Exhibit 2.12 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.27 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Voice Messaging Development Corporation of Michigan and the Owners of Voice Messaging Development Corporation of Michigan (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24,
          1997)

    2.28 Transfer Agreement dated as of June 13, 1997 by and among Premiere Technologies, Inc., Voice Partners of Greater Mahoning Valley, Ltd. and the Owners of Voice Partners of Greater Mahoning Valley, Ltd. (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997)

    2.29 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc. In-Touch Technologies, Inc. and the Owners of In-Touch Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997)

    2.30 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Western Franchisees: 3325882 Manitoba Inc., 601965 Alberta Ltd., 3266622 Manitoba Inc., 3337821 Manitoba Inc. and 3266631 Manitoba Inc. (incorporated by reference to
          Exhibit 2.4 to the Company's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997)

    2.31 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave One Franchisees and Owners of Wave One Franchisees (incorporated by reference to Exhibit A to
          Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997)

    2.32 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave Two Franchisees and Owners of Wave Two Franchisees 2.15 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave One Franchisees and Owners of Wave One Franchisees (incorporated by reference to Exhibit 2.14 to the Company's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997)

    2.33 Service and Reseller Agreement dated September 28, 1990 by and between Amway Corporation and Voice-Tel Enterprises, Inc. (Portions of this exhibit are the subject of a request for confidential treatment.)

     3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)

     3.2 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

     3.3 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)

     4.1 See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation, as amended, and Amended and Restated Bylaws defining the rights of the holders of common stock of the Registrant.

     4.2 Indenture, dated as of June 15, 1997, between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

     4.3 Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

     4.4 Registration Rights Agreement, dated as of June 15, 1997, by and among Premiere Technologies, Inc. and Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

    10.1 Promissory Note dated April 30, 1997 between Premiere Communications, Inc. and NationsBank, N.A. (South) (incorporated by reference to
          Exhibit 2.4 to the Company's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997)

    10.2 Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997)

    10.3 1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

    10.4 1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

    10.5 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-29787))

    10.6 Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April 30, 1997)

    10.7 Voice-Tel Enterprises, Inc. Employment Agreement dated April 30, 1997 by and between Voice-Tel, Inc. and William E. Welsh

     11.  Statement re computation of per share earnings

     27.  Financial data schedule