Form 10-Q
period 1997-09-30
PREMIERE TECHNOLOGIES INC
filed 1997-11-14
CIK 880804

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from              TO             .
                                      -------------   ------------

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

    (1)  Yes   X       No       (2)     Yes   X       No      .
             -----        -----             -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                     Outstanding at November 14, 1997
          -----------------------------        --------------------------------
          Common Stock, $0.01 par value              32,332,160 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                      PAGE
                                                                      ----
PART I   FINANCIAL INFORMATION

   Item 1 Financial Statements

            Condensed Consolidated Balance Sheets as of
            December 31, 1996 and September 30, 1997                    3

            Condensed Consolidated Statements of Operations for the
            Three and Nine Months ended September 30, 1996 and 1997     5

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months ended September 30, 1996 and 1997               6

            Notes to Condensed Consolidated Financial Statements        7

   Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          11

   Item 3 Quantitative and Qualitative Disclosures About Market Risk   14

PART II  OTHER INFORMATION

   Item 1 Legal Proceedings                                            15

   Item 2 Changes in Securities                                        16

   Item 3 Defaults Upon Senior Securities                              17

   Item 4 Submission of Matters to a Vote of Security Holders          17

   Item 5 Other Information                                            17

   Item 6 Exhibits and Reports on Form 8-K                             18

SIGNATURES

EXHIBIT INDEX                                                          20

                        PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                       (in thousands, except share data)


                                                                        December 31, 1996     September 30, 1997
                                                                      --------------------   --------------------
                                                                           (Unaudited)            (Unaudited)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                     $ 15,936               $ 16,149
   Investments                                                                     67,334                167,689
   Accounts receivable (less allowance for doubtful
     accounts of $ 1,371 and $ 1,972, respectively)                                14,604                 14,142
   Prepaid expenses and other                                                       9,486                  9,053
   Deferred taxes, net                                                              4,170                 14,146
                                                                      -------------------    -------------------
     Total current assets                                                         111,530                221,179
                                                                      -------------------    -------------------
PROPERTY AND EQUIPMENT, NET                                                        46,855                 49,121
                                                                      -------------------    -------------------
OTHER ASSETS:
   Deferred taxes, net                                                              5,346                  7,535
   Strategic alliance contract intangible, net                                     29,814                 28,898
   Goodwill, net                                                                    3,917                 17,488
   Other assets, net                                                                4,081                 26,674
                                                                      -------------------    -------------------
                                                                                 $201,543               $350,895
                                                                      ===================    ===================


The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1996 AND SEPTEMBER 30, 1997
                       (in thousands, except share data)


                                                                        December 31, 1996     September 30, 1997
                                                                      --------------------   --------------------
                                                                           (Unaudited)            (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                               $ 16,785               $ 11,520
  Other accrued expenses                                                           29,192                 37,732
  Current maturities of long term debt                                             19,985                  7,157
  Accrued restructuring and other special charges                                       0                 33,855
                                                                      -------------------    -------------------
    Total current liabilities                                                      65,962                 90,264
                                                                      -------------------    -------------------
LONG TERM LIABILITIES:
  Convertible subordinated notes, net                                                   0                167,107
  Long term debt                                                                   27,989                  5,587
  Other accrued liabilities                                                         3,057                  9,777
                                                                      -------------------    -------------------
    Total long term liabilities                                                    31,046                182,471
                                                                      -------------------    -------------------
SHAREHOLDERS' EQUITY
  Common Stock, $0.01 par value; 150,000,000 shares authorized,
   31,645,386 and 32,332,160 shares issued and outstanding,
   respectively                                                                       316                    323
  Additional paid-in capital                                                      147,031                161,007
  Cumulative translation adjustment                                                     0                     52
  Accumulated deficit                                                             (42,812)               (83,222)
                                                                      -------------------    -------------------
    Total shareholders' equity                                                    104,535                 78,160
                                                                      -------------------    -------------------
                                                                                 $201,543               $350,895
                                                                      ===================    ===================

The accompanying notes are an integral part of these condensed consolidated balance sheets.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 1996 AND 1997
                                (in thousands)

                                                                               Three Months Ended           Nine Months Ended
                                                                          ----------------------------------------------------------
                                                                          September 30,  September 30,  September 30,  September 30,
                                                                               1996          1997           1996           1997
                                                                          ----------------------------------------------------------
                                                                                  (Unaudited)                   (Unaudited)

REVENUES                                                                     $49,744       $ 56,014        $143,537       $167,364
COST OF SERVICES                                                              14,549         14,610          42,014         45,020
                                                                           ---------      ---------       ---------      ---------
GROSS PROFIT                                                                  35,195         41,404         101,523        122,344
                                                                           ---------      ---------       ---------      ---------
OPERATING EXPENSES:
  Selling, general and administrative                                         26,137         25,772          77,993         78,367
  Depreciation and amortization                                                3,359          4,912           9,712         12,822
  Restructuring and other special charges                                     11,030         28,174          11,030         73,597
  Accrued settlement cost                                                      1,250              0           1,250          1,500
                                                                           ---------      ---------       ---------      ---------
    Total operating expenses                                                  41,776         58,858          99,985        166,286
                                                                           ---------      ---------       ---------      ---------
OPERATING INCOME (LOSS)                                                       (6,581)       (17,454)          1,538        (43,942)
                                                                           ---------      ---------       ---------      ---------
OTHER INCOME (EXPENSE):
  Interest, net                                                                 (335)           334          (1,509)           (61)
  Other, net                                                                      52             85             (57)           186
                                                                           ---------      ---------       ---------      ---------
    Total other income (expense)                                                (283)           419          (1,566)           125
                                                                           ---------      ---------       ---------      ---------
NET LOSS BEFORE INCOME TAXES                                                  (6,864)       (17,035)            (28)       (43,817)
BENEFIT FROM INCOME TAXES                                                     (3,758)        (5,113)         (2,581)        (9,273)
                                                                           ---------      ---------       ---------      ---------
NET INCOME (LOSS)                                                            $(3,106)      $(11,922)       $  2,553       $(34,544)
                                                                           =========      =========       =========      =========
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS
 FOR PRIMARY EARNINGS PER SHARE                                              $(3,106)      $(11,922)       $  2,553       $(34,544)
                                                                           =========      =========       =========      =========

NET INCOME (LOSS) PER COMMON AND COMMON EQUIVALENT SHARES (Note 6)           $ (0.11)      $  (0.38)       $   0.09       $  (1.10)
                                                                           =========      =========       =========      =========
SHARES USED IN COMPUTING NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARES:
    Primary                                                                   28,488         31,734          28,490         31,518
                                                                           =========      =========       =========      =========

The accompanying notes are an integral part of these condensed consolidated statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997
                                (in thousands)

                                                                           1996           1997
                                                                       ------------   ------------
                                                                        (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                       $  2,553      $(34,544)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization                                              9,712         12,822
  Deferred taxes                                                            (3,666)       (12,322)
  Restructuring and other special charges                                   11,030         73,597
  Accrued settlement cost                                                    1,250          1,500
  Payments for restructuring and other special charges                           0        (17,990)
  Changes in assets and liabilities:
       Accounts receivable, net                                             (3,173)           659
       Prepaid expenses and other                                           (2,435)        (3,384)
       Accounts payable and accrued expenses                                10,358            734
                                                                       ------------   ------------
          Total adjustments                                                 23,076         55,616
                                                                       ------------   ------------
       Net cash provided by operating activities                            25,629         21,072
                                                                       ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net                                                (17,588)       (41,653)
  Purchase redemption of investments, net                                  (71,022)      (100,355)
  Cash paid for acquired companies                                          (2,870)       (13,679)
                                                                       ------------   ------------
       Net cash used in investing activities                               (91,480)      (155,687)
                                                                       ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock, net                               74,666              0
  Payments under borrowing arrangements                                     (4,750)       (25,493)
  Proceeds from issuance of convertible subordinated notes                       0        167,107
  Payment of dividends and other equity transactions                        (1,191)        (7,609)
  Proceeds from payments of stock subscriptions receivable                   2,437              0
  Proceeds from exercise of stock options                                      188            823
                                                                       ------------   ------------
       Net cash provided by financing activities                            71,350        134,828
                                                                       ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                    5,499            213
CASH AND CASH EQUIVALENTS, beginning of period                               8,243         15,936
                                                                       ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                                  $ 13,742      $  16,149
                                                                       ============   ============

  The accompanying notes are an integral part of these condensed consolidated statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by the management of Premiere Technologies, Inc. (the "Company" or "Premiere") in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of the management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and the results of operations for the interim periods presented. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 27, 1997, and in various filings made by the Company in current reports on Form 10-Q, as filed with the SEC in 1997.

2.   NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 128 ("SFAS 128"), Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. Early adoption is not permitted. SFAS 128 may significantly change reported earnings per share for companies with complex capital structures, such as the Company, as compared to the modified treasury stock method. The pro forma effect of giving treatment to SFAS 128 is as follows:

                                     Three Months Ended                                      Nine Months Ended
                    ----------------------------------------------------    -------------------------------------------------
                       September 30, 1996            September 30, 1997        September 30, 1996        September 30, 1997
                    -------------------------     ----------------------    -----------------------   -----------------------
                    Historical     Pro forma      Historical   Pro forma    Historical    Pro forma   Historical    Pro forma
                    ----------     ----------     ----------   ---------    ----------    ---------   ----------    ---------
Basic or primary
as applicable         $(0.11)       $(0.11)        $(0.38)      $(0.38)        $0.09        $0.10       $(1.10)      $(1.10)
                     -------        ------         ------       ------         -----        -----       ------       ------
Diluted(1)                 -             -              -            -             -        $0.09            -            -
                     -------        ------         ------       ------         -----        -----       ------       ------

--------------
(1)  Fully diluted earnings per share is not presented where antidilutive

In addition, during 1997 the FASB issued SFAS No. 130, "Reporting
Comprehensive Income", and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company does not believe that these statements will significantly change its financial statement disclosures.


3.   ACQUISITIONS

VoiceCom Acquisition

During the third quarter of 1997, the Company acquired VoiceCom Holdings, Inc. ("VoiceCom"), a provider of voice messaging, interactive voice response and other enhanced communications services. This transaction has been accounted for as a pooling-of-interests and the Company's financial statements have been restated for all periods presented to include VoiceCom. In connection with the acquisition, the Company issued approximately 445,000 shares of its common stock.

Voice-Tel Acquisitions

On June 12, 1997, the Company completed the acquisitions of Voice-Tel Enterprises, Inc. ("VTE"), its affiliate Voice-Tel Network Limited Partnership ("VTN") and substantially all of the approximately 100 independently owned Voice-Tel franchise businesses ("Franchisees") (collectively, the "Voice-Tel Entities" and "Voice-Tel Acquisitions"). In connection with the acquisitions, the Company issued approximately 7.4 million shares of its common stock, paid approximately $16.2 million in cash and assumed approximately $21.3 million in indebtedness, net of cash acquired.

Pooling-of-Interests Transactions

Most of the Voice-Tel Acquisitions were structured as tax-free mergers or share exchanges and were accounted for under the pooling-of-interests method of accounting. Accordingly, the financial results of the Company have been restated for all periods presented to include the results of the Voice-Tel Acquisitions accounted for using this method.

Purchase Transactions

The Company purchased 16 of the Voice-Tel Entities for an aggregate of approximately $15.5 million in cash and approximately 94,000 shares of its common stock. Excess purchase price over the fair value of net assets acquired of $14.8 million has been recorded as goodwill in accordance with the purchase method of accounting and is being amortized on a straight-line basis over 40 years.

TeleT Acquisition

On September 18, 1996, the Company acquired substantially all of the assets and business operations of TeleT Communications LLC ("TeleT") for 498,187 shares of its common stock and $2,870,000 in cash and the assumption of approximately $100,000 in liabilities. TeleT was an Internet-based technology development company focused on applications that create an interchange between telephone and computer resources. The TeleT acquisition has been accounted for under the purchase method of accounting and the results of TeleT's operations since the acquisition date have been included with those of the Company.

The following unaudited pro forma presentation reflects the Voice-Tel Entities and TeleT as though they occurred at the beginning of each period presented. Pro forma adjustments consist of goodwill amortization, additional depreciation and amortization of acquired software and reduced interest expense. The charge for purchased research and development from the TeleT acquisition, as discussed in
Note 4 below, has been excluded from pro forma results of operations since it has no continuing effect on operations.

                               (000's)                         (000's)
                         Three Months Ended               Nine Months Ended
                    ----------------------------      ----------------------------
                    September 30,  September 30,      September 30,  September 30,
                        1996           1997               1996           1997
                    -------------  -------------      -------------  -------------
Revenues               $50,952       $ 56,014            $147,159       $169,671
                       =======       ========            ========       ========

Net income (loss)      $(1,297)      $(11,922)           $  7,982       $(35,122)
                       =======       ========            ========       ========

Net income (loss)
  per share            $  (.05)      $   (.38)           $    .28       $  (1.11)
                       =======       ========            ========       ========


4.   RESTRUCTURING AND OTHER SPECIAL CHARGES

In connection with the VoiceCom acquisition, the Company recorded restructuring and other special charges of approximately $28.2 million in the third quarter of 1997. Such amounts consisted of transaction costs, asset impairments, costs to terminate or restructure certain contractual obligations and other costs.

Transaction costs associated with the VoiceCom acquisition were expensed as required by the pooling-of-interests method of accounting. Other restructuring and special charges recorded in the third quarter result principally from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative product offerings and terminating or restructuring certain contractual obligations.

The Company recorded approximately $45.4 million of restructuring and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities. The Company also recorded a $1.5 million charge for anticipated legal and settlement costs resulting from bankruptcy proceedings of a customer, Communications Network Corporation. See Note 7 for further information.

During the third quarter of 1996 in connection with the acquisition of TeleT, the Company allocated approximately $11.0 million of the purchase price to incomplete research and development projects. Accordingly, this cost was expensed as of the acquisition date. This allocation represents the estimated value related to the incomplete projects determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use.

Restructuring and other special charges against operations during the nine months ended September 30, 1997 are as follows:

                                Charges                          Accrued Costs
                                   to             Costs          September 30,
                               Operations        Incurred             1997
                               ----------        --------        -------------
Severance                        $11,881          $ 2,457            $ 9,424
Asset impairment                  11,701              817             10,884
Restructure or terminate
  contractual obligations         18,606                0             18,606
Transaction costs                 20,599           15,533              5,066
Other costs                       10,810                0             10,810
                                 -------          -------            -------
                                 $73,597          $18,807            $54,790
                                 =======          =======            =======

5.   ISSUANCE OF CONVERTIBLE NOTES

During 1997, the Company issued $172,500,000 of its convertible subordinated notes which mature in 2004 and bear interest at 5-3/4% (the "Convertible Notes"). The Company issued $150,000,000 of these notes on June 30, 1997 and $22,500,000 on July 25, 1997, the latter issuance pursuant to exercise of an over-allotment option. The Convertible Notes unless previously redeemed or repurchased, are convertible at the option of the holder into common stock at a conversion price of $33.00 per share, through the date of maturity, subject to adjustment in certain events.

6.   EARNINGS PER SHARE

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

Fully diluted net income per common and common equivalent shares is computed by including convertible instruments which are not CSEs in the weighted average per share calculation (using the modified treasury stock method) at the lower of period-end market value or average market value of stock prices for the period. To the extent that the convertible securities are anti-dilutive, they are not included in the fully diluted net income per common and common equivalent shares. For all periods presented, the inclusion of convertible securities in the fully diluted calculation is anti-dilutive.

For the three months ended September 30, 1996 and 1997 and the nine months ended September 30, 1997, fully diluted earnings per share was not presented as the results were anti-dilutive.

7.   COMMITMENTS AND CONTINGENCIES

On January 30, 1996, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company's wholly-owned subsidiary, Premiere Communications, Inc. ("PCI" or "Premiere

Communications") and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that:
(i) Mr. Bott, a former employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI, as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of common stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against PCI and the Company on January 21, 1997 setting forth the same allegations as described above, except that Mr. Bott no longer alleges that he is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI, and that Mr. Bott and Mr. Elliott allege that the stock options relate to the common stock of Premiere Technologies, Inc. The Company and PCI have filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses with respect to the counts of the complaint against the Company, and the parties are currently engaged in discovery. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings, and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the trustee and PCI reached a tentative agreement of all issues between the parties, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into the plan of reorganization dated July 10, 1997, as amended on October 22, 1997, filed by the trustee with the Bankruptcy Court. Based upon hearings before the Bankruptcy Court, the trustee is expected to file a motion requesting approval of the settlement to accompany the plan prior to the end of November 1997. Due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick G. Jones ("Jones") in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995, he sold 1,563 shares of the Company's common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995, the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to

Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is continuing, and no trial date has been set. On November 10, 1997, Lucina filed a motion for leave to file a fourth amended complaint that sought to add Boland T. Jones as a defendant and sought to add an additional count as to Patrick G. Jones. On November 14, 1997, this motion was denied. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

8.   INITIAL PUBLIC OFFERING

The Company issued 4,570,000 shares of its $0.01 par value common stock in an initial public offering in March 1996. Proceeds to the Company, net of the underwriting discount and expenses of the offering, were $74,666,094.

9.   SUBSEQUENT EVENTS

On November 5, 1997, the Company filed a registration statement with the Commission covering 2,933,835 shares of the Company's common stock held by the former owners of the Voice-Tel Entities acquired by Premiere during the second quarter of 1997. The registration statement also covers up to 440,075 additional shares which the underwriters have the option to purchase from the Company to cover over-allotments, if any. The price at which the shares will be offered to the public will be determined at the time of the offering. The Company will not receive any of the proceeds from the shares sold by the selling shareholders. The net proceeds from the sale of shares by the Company pursuant to the underwriters' over-allotment option, if any, will be used for general corporate purposes, including capital expenditures and working capital.

A registration statement relating to these securities has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This report shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

On November 13, 1997, the Company entered into a definitive merger agreement to acquire Xpedite Systems, Inc. ("Xpedite") in a stock-for-stock merger to be accounted for as a pooling-of-interests. Consummation of the merger would be conditioned on, among other things, approval of the shareholders of both Xpedite and the Company, and compliance with the applicable anti-trust notification requirements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenues increased $6.3 million or 12.7% from $49.7 million in the three months ended September 30, 1996 to $56.0 million in the three months ended September 30, 1997. The increase in revenues is due primarily to increased demand for mobile communication services, additional licensee relationships and increased revenue from existing licensees.

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. CNC accounted for none of the Company's licensing revenues and total revenues in the three months ended September 30, 1997 and 1996. The Company is owed approximately $627,000 by CNC; however, the transmission provider (WorldCom Network Services, Inc.) for CNC is also obligated to pay this amount to the Company. The Company believes that through a combination of new licensing agreements, the strategic alliance agreement with WorldCom, Inc. and increased revenues from existing licensees, the Company has replaced all of the anticipated CNC revenue.

COST OF SERVICES

Cost of services were $14.6 million in the three months ended September 30, 1997 compared to $14.5 million in the three months ended September 30, 1996. These expenses decreased as a percentage of revenues from 29.3% in the three months ended September 30, 1996 to 26.1% in the three months ended September 30, 1997. This decrease in cost of services and increase in profit margin is due to a shift in revenue mix to higher margin license revenues. Such revenues comprised 12.5% and 5.7% of the Company revenue in the periods ended September 30, 1997 and 1996, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses decreased from $26.1 million in the three months ended September 30, 1996 to $25.8 million in the three months ended September 30, 1997. These expenses decreased as a percentage of revenues from 52.5% in the three months ended September 30, 1996 to 46.1% in the three months ended September 30, 1997. This decrease resulted from expense coverage resulting from increased revenues and expense reductions associated with the Voice-Tel Entities restructuring initiative.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses increased $1.5 million from $3.4 million in the three months ended September 30, 1996 to $4.9 million in the three months ended September 30, 1997. This increase resulted from increased capital expenditures in 1997 and amortization of goodwill acquired in the Voice-Tel Acquisitions.

RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company recorded $28.2 million and $11.0 million of Restructuring and Other Special Charges in the periods ended September 30, 1997 and 1996, respectively. See Note 2 of Notes to the Condensed Consolidated Financial Statements in Item 1 and discussion below in Item 2 under "Restructuring and Other Special Charges" for further explanation.

ACCRUED SETTLEMENT COST

Settlement costs of $1.5 million were recorded in the period ended September 30, 1996 in connection with the CNC bankruptcy proceeding. See Note 7 of Notes to Condensed Consolidated Financial Statements and "Legal Proceedings" under Item 1 of Part II which follows for further information about this matter.

OPERATING INCOME (LOSS)

Operating loss increased $10.9 million from a deficit of $6.6 million in the three months ended September 30, 1996 to a deficit of $17.5 million in the three months ended September 30, 1997. Excluding accrued settlement charges and the nonrecurring restructuring and other special charges, operating income increased $5.0 million in the three months ended September 30, 1997 to $10.7 million.

INTEREST, NET

Interest, net in the three months period ended September 30, 1996 results primarily from amounts due under various borrowing arrangements of the Voice-Tel Entities. A substantial amount of such borrowings were repaid in connection with the Voice-Tel Acquisitions in 1997. Interest, net in the three months period ended September 30, 1997 results from investment earnings on the Company's cash and short term investments, which approximated $183.8 million at September 30, 1997, offset in part by interest expense on the Company's convertible subordinated notes and other borrowings.

INCOME TAXES

Income tax benefit was $3.8 million in the three months ended September 30, 1996 and $5.1 million in the three months ended September 30, 1997. The Company's effective tax rate varied from the statutory rate during these periods as a result of the investment income, income of the Voice-Tel Entities which had elected to be treated as S-Corporations under U.S tax laws prior to their acquisition by the Company non deductible professional fees and net operating losses of foreign subsidiaries.

NET (LOSS)

As a result of the foregoing, net loss increased $8.8 million or 283.9% from a net loss of $3.1 million in the three months ended September 30, 1996 to net loss of $11.9 million in the three months ended September 30, 1997.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

Total revenues increased $23.9 million or 16.7% from $143.5 million in the nine months ended September 30, 1996 to $167.4 million in the nine months ended September 30, 1997. The increase in revenues is due primarily to increased demand for mobile communication services, additional licensee relationships and increased revenue from existing licensees.

COST OF SERVICES

Cost of services increased from $42.0 million in the nine months ended September 30, 1996 to $45.0 million in the nine months ended September 30, 1997. These expenses decreased as a percentage of revenues from 29.3% in the nine months ended September 30, 1996 to 26.9% in the nine months ended September 30, 1997. The decrease in the percentage of revenue is primarily due to the increase in higher margin license revenues and cost reductions as a result of the Company's restructuring initiatives related to the Voice-Tel Entities.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses increased from $78.0 million in the nine months ended September 30, 1996 to $78.4 million in the nine months ended September 30, 1997. These expenses decreased as a percentage of revenues from 54.4% in the nine months ended September 30, 1996 to 46.8% in the nine months ended September 30, 1997. This decrease resulted from improved operating leverage related to increased revenues and cost reductions made in connection with the Company's restructuring initiatives.

DEPRECIATION AND AMORTIZATION EXPENSES

Depreciation and amortization expenses increased $3.1 million or 32.0% from $9.7 million in the nine months ended September 30, 1996 to $12.8 million in the nine months ended September 30, 1997. This increase was due primarily to increased capital expenditures and amortization of goodwill acquired in the Voice-Tel Acquisitions.


RESTRUCTURING AND OTHER SPECIAL CHARGES

Restructuring and other special charges incurred during the nine months ended September 30, 1997 were $73.6 million compared to $11.0 million in the nine months ended September 30, 1996. See Note 2 of the Notes to the Condensed Consolidated Financial Statements for further information.

ACCRUED SETTLEMENT COST

Accrued settlement costs during the nine months ended September 30, 1997, were $1.5 million compared to $1.3 million in the nine months ended September 30, 1996. See Note 7 of the Notes to the Condensed Consolidated Financial Statements and "Legal Proceedings" under Item 1 of Part II which follows for further information about this matter.

OPERATING INCOME (LOSS)

Operating income decreased $45.4 million from $1.5 million in the nine months ended September 30, 1996 to a deficit of $43.9 million in the nine months ended September 30, 1997. Excluding the $1.5 million accrued settlement charge and the $73.6 effect of the restructuring and other special charges, operating income increased $17.4 million from $13.8 million in the nine months ended September 30, 1996 to $31.2 million in the nine months ended September 30, 1997.

INTEREST, NET

Interest, net in the nine months period ended September 30, 1996, results primarily from amounts due under various borrowing arrangements of the Voice-Tel Entities. A substantial amount of such borrowings were repaid in connection with the Voice-Tel Acquisitions in 1997. Interest, net in the nine months period ended September 30,1997 results from investment earnings on the Company's cash and short term investments, which approximated $183.8 million at September 30,1997, offset in part by interest expense on the Company's convertible subordinated notes and other borrowings.

INCOME TAXES

Income tax benefit was $2.6 million in the nine months ended September 30, 1996 and $9.3 million in the nine months ended September 30, 1997. The Company's effective tax rate varied from the statutory rate during these periods as a result of certain non taxable investment income, income of Voice-Tel Entities which had elected to be treated as S-Corporations under U.S. tax law prior to their acquisition by the Company, non deductible professional fees and net operating losses of foreign subsidiaries.

NET INCOME (LOSS)

As a result of the foregoing, net income decreased $37.1 million from net income of $2.6 million in the nine months ended September 30, 1996 to a net loss of $34.5 million in the nine months ended September 30, 1997. As a percentage of revenues, net income decreased from 1.8% in the nine months ended September 30, 1996 to a net loss of 20.6% in the nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of funds are from cash and investments from proceeds of the sale of its Convertible Notes and cash provided by operations. The Company's principal uses of cash are for working capital and capital expenditures.

During 1997, the Company issued $172,500,000 of its convertible subordinated notes which mature 2004 and bear interest at 5-3/4% (the "Convertible Notes"). The Company issued $150,000,000 of these notes on June 30, 1997 (the "Notes") and $22,500,000 on July 25, 1997 (the "Option Notes"), the latter issuance pursuant to exercise of an over-allotment option. The notes, unless previously redeemed or repurchased, are convertible at the option of the holder into common stock at a conversion price of $33.00 per share, through the date of maturity subject to adjustment in certain events.

The Company believes that funds provided by operations, current amounts of cash, cash equivalents and short term investments, including the net proceeds from the issuance of its the Convertible Notes will be sufficient to meet its capital requirements for at least the next 12 months.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting ("SFAS") No. 128 ("SFAS 128"), Earnings Per Share, which is effective for fiscal years ending after December 15, 1997. See Note 2 of Notes to Condensed Financial Statements.

In addition, during 1997 the FASB has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company does not believe that these statements will significantly change its financial statement disclosures.

RESTRUCTURING AND OTHER SPECIAL CHARGES

In connection with the VoiceCom Acquisition, the Company recorded restructuring and other special charges of approximately $28.2 million in the third quarter of 1997. Such amounts consisted of transaction costs, asset impairments, costs to terminate or restructure certain contractual obligations and other costs.

Transaction costs associated with the Voicecom acquisition were expensed as required by the pooling-of-interests method of accounting. Other restructuring and special charges recorded in the third quarter result principally from management's plan to restructure Voicecom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative product offerings and terminating or restructuring certain contractual obligations.

The Company recorded approximately $45.4 million of restructuring and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities.

During the third quarter of 1996 in connection with the acquisition of TeleT, the Company allocated approximately $11.0 million of the purchase price to incomplete research and development projects. Accordingly, this cost was expensed as of the acquisition date. This allocation represents the estimated value related to the incomplete projects determined by an independent appraisal. The development of these projects had not yet reached technological feasibility and the technology had no alternative future use.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements and projections (including statements concerning plans and objectives of management for future operations and services and statements concerning certain revenue expectations), other than those covering historical information, that should be considered forward-looking and subject to certain risks and uncertainties. Such forward-looking statements are based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company's actual results might differ materially from the plans envisioned in, or results projected by, those statements if the Company's assumptions prove to be incorrect or for a variety of other reasons, including those relating to factors identified in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 under the heading "Forward-Looking Statements" and those relating to factors identified in the Company's registration statement on Form S-5 (No. 333-39577) under the heading "Risk Factors." The Company cautions that such factors are not exclusive. The Company does not undertake to update any forward-looking statement that may be made from time to time by, or on behalf of, the Company.


     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                    PART II
                               OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

On January 30, 1996, Eric Bott, E.B. Elliott and ("CRS") filed a complaint against PCI and the Company's President, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In the complaint, the plaintiffs allege that: (i) Mr. Bott, a former employee, is entitled to options to purchase 10,000 shares of common stock of PCI at $5.00 per share; (ii) Mr. Bott is entitled to a commission equal to 10% of all revenues that have been and in the future are collected as a result of the Company's licensing arrangement with one of its customers; (iii) Mr. Bott is entitled to $7,000 for consulting work allegedly performed for the Company; (iv) Mr. Bott is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI to an unrelated third party for an unspecified amount; (v) Mr. Elliott or CRS, an affiliate of Mr. Elliott, is entitled to options to purchase 5,000 or 10,000 shares of common stock of PCI at an unspecified exercise price arising out of work allegedly performed by CRS for the Company; and (vi) CRS is owed an unspecified amount of commissions from the Company relating to sales of the Company's telecommunications services by CRS. Subsequent to the filing of the complaint, the plaintiffs dismissed without prejudice count (iv) above. The plaintiffs also seek attorneys' fees and unspecified amounts of punitive damages. The Company has filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses. Assuming that the allegations concerning stock options and stock sales relate to the common stock of Premiere Technologies, Inc., rather than PCI, as alleged, the Company believes that the share numbers and exercise prices have not been adjusted for the 24-to-1 stock split effected in December 1995. In this regard, the plaintiffs filed a motion to add the Company as a defendant and to amend their complaint to assert their claims against the Company. Adjusting the share numbers and exercise prices of these options to reflect the 24-to-1 stock split, the plaintiffs' claims relate to options to purchase up to a total of 480,000 shares of Common Stock and the alleged exercise price of $5.00 per share with regard to a portion of such options becomes approximately $0.21 per share. The plaintiffs' motion was denied on December 17, 1996, and the plaintiffs dismissed the case without prejudice on January 13, 1997. The plaintiffs filed a new complaint against PCI and the Company on January 21, 1997 setting forth the same allegations as described above, except that Mr. Bott no longer alleges that he is entitled to unspecified damages resulting from his sale in June 1995 of 750 shares of common stock of PCI, and that Mr. Bott and Mr. Elliott allege that the stock options relate to the common stock of Premiere Technologies, Inc. The Company and PCI have filed an answer and counterclaim denying all allegations of the complaint and asserting various affirmative defenses with respect to the courts of the complaint against the Company, and the parties are currently engaged in discovery. The Company believes it has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy under Chapter 11 of the Bankruptcy Code. On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC. The court has not ruled on CNC's request. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the trustee and PCI reached a tentative agreement of all issues between parties, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into the plan of reorganization dated July 10, 1997, as amended on October 22, 1997, filed by the trustee with the Bankruptcy Court. Based upon hearings before the Bankruptcy Court, the trustee is expected to file a motion requesting approval of the settlement to accompany the plan prior to the end of November 1997. Due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, operating results and financial condition.

On September 20, 1996, Lucina filed a complaint against the Company, Gasgarth and Jones in the United States District Court for the Eastern District of Illinois. In the complaint, Lucina alleges, among other things, that: (i) in November 1995, he sold 1,563 shares of the Company's common stock to Gasgarth, a former director of the Company, for $31,260; (ii) Jones offered to "facilitate" the sale; (iii) in December 1995, the Company filed a registration statement relating to the initial public offering of its common stock; (iv) prior to his sale of stock to Gasgarth, neither Gasgarth nor Jones told Lucina that the Company planned an initial public offering; and (v) the 1,563 shares sold to Gasgarth, adjusted for the 24-to-1 stock split subsequently effected, was worth $675,216 based on the Company's initial public offering at $18 per share in March, 1996. In his complaint, Lucina asserts violations of the Securities Exchange Act of 1934 and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act and common law fraud. Lucina seeks the return of 37,512 shares of common stock of the Company, or in the alternative, compensatory damages in the amount of $975,312 with interest thereon, punitive damages in the amount of $1 million and costs of the suit, including reasonable attorneys' fees and other associated costs. The Company has filed an answer to the complaint denying allegations of the complaint and asserting various defenses. Discovery is continuing, and no trial date has been set. On November 10, 1997, Lucina filed a motion for leave to file a fourth amended complaint that sought to add Boland T. Jones as a defendant and sought to add an additional count as to Patrick G. Jones. In his proposed amended complaint, Lucina sought to assert claims against Boland T. Jones for violations of the Exchange Act and the rules promulgated thereunder, the Illinois Consumer Fraud and Deceptive Business Practices Act, common law fraud, and breach of fiduciary duty. Lucina also sought to add a breach of fiduciary claim against Patrick G. Jones. On November 14, 1997, this motion was denied. The Company believes that it has meritorious defenses to the Lucina complaint; however, due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2.   CHANGES IN SECURITIES.

Recent Sales of Unregistered Securities

Pursuant to the Voicecom Acquisition, the Company issued an aggregate of aproximately 445,000 shares of its Common Stock to the former shareholders or owners of VoiceCom Holdings, Inc.. The shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), in transactions exempt under Section 4(2) of the Act and the rules promulgated thereunder.

On June 30, 1997 the Company closed the sale of the Notes, and on July 30, 1997 the Company closed the sale of the Option Notes in a Rule 144A offering. The initial purchasers of the notes were Robertson, Stephens & Company LLC, Alex Brown & Sons, Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (the "Initial Purchasers"). The total offering price of the Convertible Notes was $172,500,000 with a discount to the Initial Purchasers of 3.0%. The Company relied upon the exemption set forth in Section 4(2) of the Act for the sale of the Convertible Notes to the Initial Purchasers. The Initial Purchasers intend to resell the Convertible Notes in the United States to qualified institutional buyers under Rule 144A under the Securities Act and to a limited number of other institutional "accredited investors" as defined in Rule 501 of the Act and outside the United States to non-U.S. persons in reliance upon Regulation S under the Act. The Convertible Notes, unless previously redeemed or repurchased, are convertible at the option of the holder at any time through the close of business on the final maturity date into shares of Common Stock at a conversion price of $33.00 per share, subject to adjustment in certain events. On September 26, 1997, the Company filed a shelf registration statement on Form S-3 with respect to the Convertible Notes. The common stock issuable upon conversion of the Convertible Notes will be registered under the Act and will be, if and when issued, freely tradeable.

Use of Proceeds From Initial Public Offering

In march 1996, the Company issued and sold 4,570,000 shares of its common stock, par value $0.01 per share ("Common Stock"), in an initial public offering (the "Offering") pursuant to a Registration Statement on Form S-1 (No. 33-80547). The registration statement was declared effective on March 4, 1996 and the Offering commenced on March 5, 1996 and did not terminate until all securities registered were sold. The aggregate offering price and proceeds to the Company were $82,260,000. The names of the managing underwriters in the Offering were Alex. Brown & Sons Incorporated, Donaldson, Lufkin & Jenrette Securities Corporation, Robertson Stephens & Company, LLC and J.C. Bradford & Co. Total expenses of the Offering were $7,594,000, including underwriting discounts and commissions of $5,575,400 and other expenses of $2,018,600. The net proceeds to the Company in the Offering were $74,666,000.

Through September 30, 1997, all of the net proceeds from the Offering have been applied as follows:

Use of Proceeds                                 Amount
---------------                                 ------

Capital expenditures                         $18,929,193

Acquisition of other businesses              $ 2,870,000

Repayment of Indebtedness                    $ 2,920,606

Working Capital                              $49,946,201

This use of proceeds does not represent a material change in the uses of the proceeds described in the Company's prospectus related to the Offering.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submissions of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

Exhibit             Exhibit
Number              Description
-------             -----------
 2.1                Stock Purchase Agreement, together with exhibits, dated as of September 12, 1997, by and among Premiere Technologies,
                    Inc., VoiceCom Holdings, Inc. and the Shareholders of
                    VoiceCom Holdings, Inc.

10.1                Service Agreement dated September 30, 1997, by and between
                    VoiceCom Systems, Inc. and AT&T Corp.(1)

10.2 Independent Distributor Agreement dated September 26, 1997, by and between Premiere Technologies, Inc. and Digitec 2000,
                    Inc.

11.1                Statements re: computation of per share earnings.

27.1                Financial Data Schedule.
-------
(1) Portions of this exhibit are the subject of a Request for Confidential
    Treatment. The copy filed as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

              (b)   Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:



                                                                          Entities for Which
Date of Report           Item(s) Reported                                 Financial Statements Filed
--------------           ----------------                                 --------------------------
June 25, 1997            Closing of Rule 144a offering of convertible     None
                         subordinated notes and filing certain portions
                         of the Offering Circular related to such
                         offering.

July 25, 1997            Closing of Rule 144a offering of convertible     None
                         subordinated notes pursuant to the exercise of
                         an over-allotment option by the initial
                         purchasers.

September 26,            Restatement of both Management's Discussion      Premiere Technologies, Inc.
1997                     and Analysis of Financial Condition and
                         Results of Operations and the Financial
                         Statements that were included in the Company's
                         Annual Report on Form 10-K filed with the
                         Commission on March 27, 1997.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 1997          Premiere Technologies, Inc.
-----------------
Date

                           /s/ Boland T. Jones
                           --------------------------------
                           Boland T. Jones
                           Chairman of the Board and President

November 14, 1997          /s/ Patrick G. Jones
-----------------          --------------------------------
Date                       Patrick G. Jones
                           Senior Vice President
                           Finance and Legal



                                 EXHIBIT INDEX

Exhibit           Exhibit
Number            Description                                                    Page
-------           -----------                                                    ----
 2.1              Stock Purchase Agreement, together with exhibits, dated as of
                  September 12, 1997, by and among Premiere Technologies, Inc.,
                  VoiceCom Holdings, Inc. and the Shareholders of VoiceCom
                  Holdings, Inc.

10.1              Service Agreement dated September 30, 1997, by and between
                  VoiceCom Systems, Inc. and AT&T Corp.(1)

10.2 Independent Distributor Agreement dated September 26, 1997, by and between Premiere Technologies, Inc. and Digitec 2000,
                  Inc.

11.1              Statements re: computation of per share earnings.

27.1              Financial Data Schedule.

-------
(1) Portions of this exhibit are the subject of a Request for Confidential Treatment. The copy filed as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.