Form 10-K
period 1997-12-31
PREMIERE TECHNOLOGIES INC
filed 1998-03-31
CIK 880804

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

                        COMMISSION FILE NUMBER: 0-27778

                          PREMIERE TECHNOLOGIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                                             59-3074176
      GEORGIA
                                                      (I.R.S. EMPLOYER
  (STATE OR OTHER JURISDICTION                        IDENTIFICATION NO.)
  OF INCORPORATION OR
  ORGANIZATION)


3399 PEACHTREE ROAD, N.E., THE LENOX BUILDING, SUITE 600 ATLANTA, GEORGIA 30326
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)

                                 (404) 262-8400
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

Yes  X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 26, 1998 as reported by The Nasdaq Stock Market's National Market, was approximately $1,503,320,197.

As of March 26, 1998 there were 45,255,594 shares of the registrant's common stock outstanding.

List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., part I. Part II, etc.) into which the document is incorporated:
Portions of the registrant's Proxy Statement for its 1997 meeting of shareholders are incorporated by reference in Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     INDEX

                                                                           PAGE
                                                                           ----
PART I
Item  1. Business.........................................................   1
Item  2. Properties.......................................................  21
Item  3. Legal Proceedings................................................  21
Item  4. Submission of Matters to a Vote of Security Holders..............  23
PART II
Item  5. Market for Registrant's Common Equity and Related Stockholder
 Matters..................................................................  24
Item  6. Selected Financial Data..........................................  25
Item  7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................  26
Item  8. Financial Statements and Supplementary Data......................  50
Item  9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure.....................................................  71
PART III
Item 10. Directors and Executive Officers of the Registrant...............  71
Item 11. Executive Compensation...........................................  71
Item 12. Security Ownership of Certain Beneficial Owners and Management...  71
Item 13. Certain Relationships and Related Transactions...................  71
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..  72
Signatures................................................................  79
Exhibits..................................................................  80

        SPECIAL CAUTIONARY NOTICE REGARDING FORWARD LOOKING STATEMENTS

  When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by management or Premiere Technologies, Inc. ("Premiere" or the "Company") from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For those statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors Affecting Future Performance" and elsewhere herein; (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission;
(c) expected cost savings from the merger (the "Merger") with Xpedite Systems, Inc. ("Xpedite") and any other acquisitions may not be fully realized or realized within the expected time frame; (d) revenues following the Merger and other acquisitions may be lower than expected, operating costs or customer loss and business disruption following the Merger and any other acquisitions may be greater than expected; (e) competitive pressures among enhanced communications services providers may increase significantly; (f) costs or difficulties related to the integration of the businesses of Xpedite and Premiere and other businesses, if any, that may be acquired by Premiere may be greater than expected; (g) general economic or business conditions, internationally, nationally or in the local jurisdiction in which Premiere is doing business, may be less favorable than expected; (h) legislative or regulatory changes may adversely affect the business in which Premiere is engaged; (i) changes may occur in the securities markets; and (j) the Company's ability to manage the Company's growth and to respond to rapid technological change and risk of obsolescence of the Company's products, services and technology. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made herein are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions of such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

                                    PART I

ITEM 1. BUSINESS

OVERVIEW

  Premiere Technologies, Inc. ("Premiere" or the "Company") is a leading provider of enhanced communications services. The Company's services include 800-based services, voice messaging, enhanced document distribution (including e-mail and fax), conference calling and, beginning in mid-1998, Internet-based communication services. The Company's goal is to become a single source provider of an integrated suite of enhanced communication services to businesses and individuals. By becoming a single source provider of these services, management believes it can eliminate for its customers the complexity of managing the rapidly evolving enhanced communication services environment. The Company's network-based computer telephony technology integrates these services by providing customers the flexibility of access to its services through a computer or a telephone. The Company believes that this multiple access provides users ease and flexibility of use and allows users to efficiently and economically manage their communications regardless of whether they are at or away from their home base. Further, the Company's network-based solution allows its customers to avoid the cost of purchasing and maintaining potentially costly communications equipment. Although Premiere offers stand-alone communications services, it targets business and individual users who have multiple communications devices and a need to integrate them for greater functionality and convenience.

  On February 27, 1998, Premiere acquired Xpedite Systems, Inc. ("Xpedite") in a merger accounted for as a pooling-of-interests. See "--Acquisitions." Xpedite is a worldwide leader and innovator in the enhanced document distribution business including fax, e-mail, telex, Internet and mailgram services. Xpedite serves customers who require high-quality, cost-effective, rapid, and confirmed communications. Xpedite has developed sophisticated applications in a wide range of industries that enable customers to deliver common or customized documents to hundreds or thousands of recipients around the world via fax or electronic mail using Xpedite's proprietary, private, world-wide document distribution network (the "Xpedite Network").

  The following Description of Business includes product names, trade names, service marks and trademarks of Premiere Technologies, Inc. and its subsidiaries and other companies including, without limitation, Premiere WorldLink, OrchestrateSM, Voice-TelTM, VoiceComTM and VoiceCom Access OneSM.

  All references in the following Description of Business to the "Voice-Tel Acquisitions" refers to the Company's acquisitions of Voice-Tel Enterprises, Inc. ("VTE"), its affiliate Voice-Tel Network Limited Partnership ("VTN") and substantially all of its franchisees (the "Franchisees") (VTE, VTN and such Franchisees are collectively referred to as the "Voice-Tel Entities" or "Voice- Tel"), which were completed during the second quarter of 1997.

  All references in the following Description of Business to the "Xpedite Merger" refer to the acquisition of Xpedite effective February 27, 1998 pursuant to the Agreement and Plan of Merger (the "Merger Agreement") among the Company, Xpedite and Nets Acquisition Corp., a wholly-owned subsidiary of the Company ("Acquisition Sub"). Pursuant to the Merger Agreement, Acquisition Sub merged with and into Xpedite, which became a wholly-owned subsidiary of the Company.

  Premiere, a Georgia corporation, was incorporated in 1991, and its principal executive offices are located at 3399 Peachtree Road, N.E., Lenox Building, Suite 600, Atlanta, Georgia 30326, telephone number (404) 262-8400.

INDUSTRY BACKGROUND

  Managing the evolving enhanced communications environment has become more complex as a result of increased service and device options, rapidly changing technology standards and shortened product life cycles. The proliferation of communications devices and multiple messaging platforms has dramatically increased the average employee's accessibility and the number of messages and means of communications he or she manages. Both businesses and individuals face a demanding communications environment today in which they must utilize a number of communications systems, convert information from one medium to another and deal with multiple vendors for each of these services. A study by the Institute for the Future, the Gallup Organization, Pitney-Bowes and San Jose State University, based on responses from more than 1,000 employees of Fortune 1000 companies, found that workers send and receive an average of 178 messages each day.

  Today, many stand-alone communications services are provided through legacy systems, including landline telephone systems, messaging devices and local area networks ("LANs"), that reside in whole or in part at a customer's location. The architecture of the customer premises equipment, or "CPE," that comprises such systems is often closed in nature, which makes integration with other systems and networks difficult and expensive. Increasingly, users are demanding that their existing CPE be integrated with more open and intelligent worldwide communications networks such as the Internet. The Company believes that, due to the complexity of such integration and current telecommunications trends, users will increasingly outsource their enhanced communications requirements to third parties such as Premiere. Premiere believes that customers will prefer the Company's network-based solution for enhanced communications to traditional CPE-based product solutions because the Company's solution reduces customer costs of equipment ownership and exposure to technology obsolescence. Additionally, future outsourcing partners could increasingly include other telecommunication carriers, both long distance and local exchange carriers. Many of these organizations are seeking to address customer churn created by increased competition by broadening the services they offer to customers and thereby improve customer loyalty and retention. The Company already provides services to a number of such carriers under outsourcing arrangements. Management believes that its single source, network-based solution to enhanced communication services uniquely positions the Company to capitalize on these trends.

THE PREMIERE SOLUTION

  Premiere's goal is to become a single source provider and integrator of enhanced communication services. The core of the Premiere solution is its "intelligent network" which integrates stand-alone communications services using technology developed by the Company's research and development team. The intelligent network consists of (i) a state-of-the-art proprietary platform that integrates digital switching technology with enhanced communications features and (ii) a private telecommunications network which transmits voice and data utilizing frame relay switching protocol. The Company's modular and scaleable intelligent network incorporates an open-system design, which allows the Company to easily expand capacity and provides the Company with the flexibility to develop and customize its service offerings. Premiere offers bundled services in a variety of packages and tailors these packages to meet the requirements of its customers. Premiere's private data network, with approximately 219 locations where the Company has voice messaging equipment, is accessible via local access in metropolitan and other geographic areas which include approximately 90% of the United States, Canadian and Australian populations and approximately 50% of the New Zealand population. Premiere anticipates that its private data network will be accessible via local access by a significant portion of the United Kingdom population in 1998. The Company plans to invest in excess of $50 million in capital expenditures over the next 12 months as part of its effort to integrate its proprietary platform with its private data network. Once integration is completed, the Company believes that its intelligent network will allow the Company to offer its customers many of its enhanced communications services through either local or 800 access via telephone or computer.

THE PREMIERE STRATEGY

  Premiere's goal is to become the world's leading provider of enhanced communications services. In order to achieve this goal, management is striving to become a single source provider and integrator of enhanced communication services which utilize proprietary network-based technology. Strategies employed to achieve this goal is as follows:

  Increase Service Offerings and Cross-Media Functionality. The Company believes that changes in technology continually create new business opportunities for providers of enhanced communications services. The Company continually strives to make its interfaces more user friendly and its services functionally equivalent regardless of the customer's chosen access device or message transport medium. For example, the Company has introduced such features as text-to-speech e-mail delivery, a unified messaging interface utilizing the World Wide Web ("Web") and an integrated Web-based contact database manager.

  Leverage Network Facilities. At present, a significant amount of the Company's services are accessible only by 800 toll free service. In connection with the Voice-Tel Acquisitions, the Company acquired an international private data network. Once this network is fully integrated with the Company's proprietary platforms, the Company plans to use the private data network and local messaging systems to provide users local access to certain of its enhanced services. Management believes local access will make its services more attractive to a broader market. In addition, through transitioning more of its subscribers to local access, Premiere expects to realize a reduction in transmission costs.

  The Company continually seeks new ways to further leverage its network infrastructure. One such initiative involves studying alternatives to become a competitive local exchange carrier ("CLEC"). Management believes that by virtue of the number of local lines currently utilized in its voice messaging business the Company could become one of the largest CLECs in the United States upon obtaining requisite regulatory approvals for CLEC status. Further, management believes that the local access services it could provide as a CLEC could complement its existing enhanced communications services offering.

  Expand Customer Base and Distribution Channels. The Company believes that an increasing number of businesses will transition their communications systems from CPE-based products to network-based services. Premiere believes that a substantial opportunity exists to meet the outsourcing needs of these companies as well as other telecommunications carriers, both long distance and local exchange carriers which are increasingly seeking to address churn in their customer bases by offering value-added products such as those offered by the Company. Management believes the Company provides a cost-efficient means for carriers to offer such products to their customers. In addition, the Company intends to use its direct sales force and national accounts program as part of its effort to expand its customer base by cross-selling its services to current customers which use only one of the Company's services on a stand alone basis. Premiere also plans to continue to pursue wholesale and licensing relationships in order to reach additional customers that the Company believes are likely to be extensive users of its services.

  Pursue Strategic Alliances, Investments and Acquisitions. Historically, the Company has engaged in acquisitions in order to obtain new technology and products, build its infrastructure and increase its sales force and customer base. During 1997, the Company completed the acquisition of the Voice-Tel Entities and VoiceCom Holdings, Inc. In February 1998, the Company completed the acquisition of Xpedite. See "--Acquisitions." In addition to acquisitions, the Company has and will continue to enter into strategic alliances with and make investments in organizations engaged in complementary businesses and emerging technologies aligned with the Company's strategies.

  Expand International Presence. Premiere intends to expand internationally through strategic partnerships, third-party distribution agreements, direct sales efforts and relationships with existing customers that have international operations. Management intends to leverage Xpedite's existing operational presence in 13 countries to accelerate its international expansion. Premiere opened a data and switching center in London in early 1998 and has begun development of a similar center in Toronto. Targeting the Pacific Rim, Premiere expects to begin installation of a data and switching center in that region during 1998. Additionally, the Company expects to increase the international scope of its private data network by installing POPs in additional overseas locations, specifically targeting the United Kingdom for local messaging in the near future. These international centers will allow Premiere to add 12 additional countries to the voice mail system in 1998 and will broaden the Company's product offerings internationally and will allow the Company to pursue its strategy in certain markets for enhanced communications services which are currently experiencing less competition and are growing at rates faster than the U.S.

PREMIERE SERVICES

  The Company is a leading single source provider of enhanced communications services, which include:

  . Voice Messaging;
  . Enhanced Document Distribution;
  . Conference Calling;
  . 800-based Services; and
  . Internet-based Communications Services.

  Generally, Premiere customers may subscribe to one or more of these services and select certain desired features and functionality. Premiere's bundled service offerings are marketed directly under many names including Premiere WorldLink, Voice-Tel, VoiceCom and VoiceCom Access One. Enhanced document distribution services are marketed under the Xpedite name. Premiere continually strives to develop new services and enhance the functionality of current services through its internal research and development staff and joint development efforts with leading hardware and software vendors.

  Voice Messaging Services. Premiere's private data network allows subscribers of enhanced voice messaging services access to one of the largest "voice intranets" in the world. The Company's intelligent data network offers voice mail subscribers functionality similar to e-mail and the ability to easily communicate inside the voice intranet with a touch of a button. Subscribers to the Company's voice intranet can record messages and send to hundreds of recipients by entering their mailbox number; answer messages simply by pressing the number "2" on their telephone keypad; and copy and route received messages to anyone else on the network. The Company's voice messaging services are as follows:

                           VOICE MESSAGING SERVICES

               FEATURE                              DESCRIPTION
               -------                              -----------
 Voice Mail.......................  Subscribers are provided with traditional voice mail features allowing them to
                                    customize their mailbox greetings and to
                                    receive, save and delete voice mail
                                    messages.
 Enhanced Voice Messaging.........  Subscribers receive a locally accessed voice mail box that provides network
                                    messaging to any mailbox on the Company's
                                    worldwide private data network. The robust
                                    messaging platform provides enhanced
                                    features distribution lists, return receipt
                                    and confidential and urgent tagging.

  Enhanced Document Distribution Services. Premiere's enhanced document distribution services provide customers with a lower cost, more reliable and more time efficient information delivery method than most other document distribution alternatives. These services, offered through Xpedite, are described below.

                    ENHANCED DOCUMENT DISTRIBUTION SERVICES

               FEATURE                              DESCRIPTION
               -------                              -----------
 Fax Broadcast....................  Customers rapidly distribute a document to multiple recipients by a single
                                    transmission through Xpedite's System to a
                                    list of multiple fax addresses.
 PC Xpedite.......................  Xpedite's proprietary "PC Xpedite" software enables a customer to transmit a document
                                    to Xpedite for distribution across the
                                    Xpedite Network and enables a customer to
                                    maintain lists of fax addresses by computer
                                    access to the Xpedite System.
 Gateway Messaging................  Customers can send information from the customer's computer through Xpedite's
                                    system to a recipient's fax or telex
                                    machine, or to a recipient via the Internet
                                    or X.400 electronic mail networks. This
                                    service allows a customer to send a large
                                    volume of individual communications (i.e. a
                                    single document to a single recipient or
                                    from a single sender), each of which is in
                                    the same format but contains different
                                    information such as confirmations of
                                    reservations and delivery of invoices.
 Fax on Demand....................  Callers can select information using a touch tone phone and have such information
                                    sent directly to a fax machine.
 Enhanced Fax Merging.............  Senders may personalize information which can be inserted into original text at any
                                    point in a standard multi-address document.
 Toll-Free Fax Response...........  Senders may receive responses by fax to a toll-free 800 number.

  In addition, Premiere offers Xpedite's discounted international services. These services allow a customer to use an automatic dialing device attached to the customer's fax machine (at a cost of less than $100) to direct international faxes to the Xpedite Network for delivery to the recipient at a discount of approximately 15% to 25% of standard international toll calls. Xpedite's initial discounted international service was a "store-and-forward" service, in which the fax is transmitted by the sender and stored in Xpedite's system for subsequent delivery. In response to demand in the market for a discounted international fax service that would enable the sender to obtain immediate confirmation that the fax had been delivered, Xpedite launched its "real-time" service in the second half of 1996. With real-time service, the customer uses the same automatic dialing device as is used in the store-and-forward service, but rather than store the fax for subsequent delivery, Xpedite connects the sender's fax machine directly to the recipient's fax machine, thereby delivering the fax immediately.

  Conference Calling. Through its acquisition of VoiceCom Holdings, Inc. ("VoiceCom") in the third quarter of 1997, Premiere also offers full service conference calling. Conference calling is currently resold under the VoiceCom name and is provided by a third-party service bureau under an outsourcing arrangement. Although revenues from full service conference calling were not significant in 1997, management believes this service is an integral part of its single source product integration strategy. Accordingly, management intends to focus on growth in this area of its business in the future, including pursuing acquisitions, strategic alliances and investments, as well as internal sales.

  800-based Services. 800-based services are communications services which (i) route incoming calls to predefined locations and (ii) allow users to make outbound calls while away from their home or office. The Company's 800-based services are offered on a direct and a wholesale basis. The following table describes available products and features.

                              800-BASED SERVICES

              FEATURE                               DESCRIPTION
              -------                               -----------
 Calling Card Long Distance.......  Subscribers can place worldwide long distance calls at attractive rates.
 Call Connect/Call Screening......  Inbound calls are routed to a predetermined phone number programmed by subscriber.
                                    Platform records announcement of inbound
                                    caller and plays announcement for
                                    subscriber. Subscriber can accept call or
                                    send to voice mail. If programmed phone
                                    number is subscriber's pager, he or she can
                                    call platform and connect with inbound
                                    caller upon receiving page.
 Message Notification.............  Subscribers can instruct platform to notify them upon receipt of messages by page or
                                    call to a predesignated number. Special
                                    pager codes identify type of message
                                    (voice, fax or e-mail) received.
 Personal 800 Numbers.............  Subscribers receive personal 800 number serving as single point of access for
                                    callers to select various messaging options
                                    or attempt to locate subscriber through
                                    Call Connect feature.
 E-mail...........................  Subscribers are provided with an e-mail address. Messages can be read over
                                    telephone using proprietary text-to-speech
                                    functionality or sent to fax machine. In
                                    the near future, subscribers will be able
                                    to respond to e-mail by telephone choosing
                                    from a various standard responses.
 Fax Mail.........................  Subscribers can receive and store fax transmissions and later instruct platform
                                    to forward faxes to a specified location.
                                    Callers may also attach a voice
                                    introduction.

           FEATURE                               DESCRIPTION
           -------                               -----------
 Conference Calling......... Subscribers can initiate conference calls by commands delivered through a telephone key pad.
 Information Services....... Subscribers can access news, weather, sports and financial and other information updates.
 Interactive Voice Response. Various applications using custom voice prompts and commands from a caller's telephone key pad to
                             retrieve, process or route certain information or
                             telephone calls. Typical application includes
                             financial institutions (NationsBank) in which
                             Premiere's platform is used to enhance call
                             processing for checking, savings and other account
                             information.
 Other Services............. Subscribers can pay bills electronically, program speed dial, access travel and concierge services
                             including lodging, airline, rental car, dining and
                             other events.

  Internet-Based Communications Services. Premiere's primary Internet-based service is Orchestrate, a Web-based interface to the Company's computer telephony platform. Orchestrate integrates the Company's service offerings by allowing subscribers to access the Company's services through a computer or telephone. The Orchestrate product provides users with a contact manager to manage their communications needs: universal messaging; web-based conference calling; a virtual receptionist; and their own personal web page. Subscribers' Web pages are created by the Premiere platform from input provided by subscribers. Orchestrate operates using an Internet browser in connection with any PC connected to the Internet and does not require subscribers to purchase additional specialized hardware or software. The Company intends to begin marketing Orchestrate to customers in the second quarter of 1998. The Company believes that its competitors have not yet developed a publicly available network-based product which incorporates all of the functionality of Orchestrate.

  In addition, the Company is developing Internet-based communications services and features, including:

  . Third-Party PIM Compatibility. Subscribers would be able to transfer contact information from popular Personal Information Managers ("PIMs") into Orchestrate. Currently, the Company is testing the integration of the contact manager feature of Orchestrate with Microsoft Outlook and Lotus Notes.

  . Web-based Conference Calling. Similar to features available to a conference call bridge operator, subscribers would be able to control conference calls in session from their PCs. Features are expected to include muting and addition and deletion of selected callers.

PREMIERE PLATFORM AND NETWORK

  Premiere has designed its platform and network to provide its subscribers with efficient and reliable service and to be easily expandable as network usage increases. The modular and scaleable design of the platform and related software allows expansion of network capacity without requiring replacement of existing hardware or software or interrupting service. Premiere's open systems design approach enables Premiere to utilize readily available third party hardware and software in constructing its platform and facilitates the integration of services and information provided by third parties into the system. The platform delivers and distributes its services to users through its voice and data switching centers and is currently being integrated with the private frame relay network and locally deployed voice messaging POPs acquired by the Company. This delivery infrastructure incorporates both third party and proprietary equipment as well as leased transmission facilities.

  Computer Telephony Platform. The computer telephony platform consists of digital telecommunications switches which interface with high speed client/server networks of personal computers, database servers, application servers and Web servers. High speed client/server networks of personal computers (called "Telnodes") are controlled by PCs utilizing the Company's proprietary software (called "Network Managers"). Servers on the network are responsible for performing functions requested by the Telnodes and Network Managers and are also responsible for storing and providing access to data. Web servers connected to the network firewall interface with the Internet and allow Premiere to offer access to certain of its services from any PC connected to the Internet. The network architecture is designed to be modular and scaleable. To increase the capacity of the platform, the Company adds additional Network Managers, Telnodes and servers and, at certain points, must add additional modules to the digital switch, but is not required to replace existing Network Managers, Telnodes and servers. This modular systems approach also allows Premiere, at the request of licensees and strategic partners, to provide custom applications for subscribers. The client/server network utilizes a fault tolerant network operating system, and the network configuration provides for data on each server to be mirrored on a separate server, thereby providing redundancy for improved system reliability. Premiere maintains the ability to generate power in the event of a prolonged power outage, or if its uninterruptible power supply fails.

  The platform is controlled by proprietary application and database access software that was developed by the Company and is designed to be versatile and adaptable to meet the demands of strategic partners, licensees or individual subscribers. Applications written for custom or specific functions can be quickly developed and implemented across the network and offered to all of the Company's subscribers. Premiere maintains an internal development program in order to continually enhance its software.

  Switching and Transmission Facilities. Incoming and outgoing communications to the platform are transmitted via fiber optic trunk lines, which are provided by interexchange long distance service providers pursuant to contractual relationships with the Company. Premiere obtains transmission services from multiple carriers, thus enhancing Premiere's ability to avoid service interruptions caused by technical problems at a single carrier. Because each carrier's trunk lines physically terminate at Premiere's facility, Premiere can readily alter the routing of its transmission traffic in the event of technical difficulties.

  The Company opened an additional domestic switching facility in Dallas, Texas in September 1996. This facility is designed to provide geographical redundancy and increased capacity. The Dallas center is capable of handling 300 million transaction minutes per month, which is the same capacity as Premiere's core hub in Atlanta, Georgia. In addition, the Company established a data and switching center in London, England during 1996 and began development of a similar center in Toronto, Canada during 1997. These international centers are designed to reduce transmission costs associated with system access from international locations and allow Premiere to more effectively pursue opportunities with international customers and partners. The Company intends to establish switching facilities in the New York/New Jersey and South Florida geographic areas in 1998.

  Private Data Network and Local Messaging POPs. Premiere's private data network connects messaging customers in dispersed locations through a secure private wide area network that is accessible via local access in metropolitan and other geographic areas which include approximately 90% of the U.S., Canadian and Australian populations and approximately 50% of the New Zealand population. Messages are captured and digitized at one of approximately 219 local POPs using a Centigram voice processing system. Users access these POPs through local direct inward dial numbers that are purchased from the appropriate LEC. Network interface boxes located at the POP then convert the digitized data from DDCMP protocol (the data processing protocol standard of Centigram's system) to the TCP/IP protocol. Once converted to TCP/IP format, the message's path is determined by a router, which directs the data to one of the 13 network hubs. These network hubs are co-located in sites utilized by WorldCom, Inc. ("WorldCom"). The Company's Cascade frame relay switches, placed in the network hubs, then route the message data over leased frame relay connections to other hub sites or POPs within a hub region for delivery to the end user. The Company plans to integrate its private data network and local messaging POPs with its computer telephony platforms in order to offer certain of its enhanced personal communications services on a local access basis.

  Billing. Depending on the services to which the customer subscribes, Premiere bills the customer either by its real-time electronic billing and information system ("EBIS") or through an invoice. The Company bills customers at least monthly and in certain instances more frequently if the customer exceeds certain preset spending limits.

  Premiere's EBIS is designed to allow instant activation of subscribers' accounts, monitor subscribers' activity in real time and, while operating in the background without interrupting subscribers' service, interface with multiple financial institutions and electronically bill subscribers' credit cards or bank accounts. Customers also receive a monthly statement that provides a detailed accounting of their calling activity. The EBIS is configurable for the billing requirements of various financial institutions and currently interfaces electronically with approximately 3,000 banks and other financial institutions.

  Invoices are created by extracting call record data from either the platform or local voice messaging equipment. This data is collected, consolidated and processed to produce a customer invoice that can then be billed to either a business, corporate department or an individual.

SALES, MARKETING AND DISTRIBUTION

  Premiere markets its services through multiple distribution channels that encompass: (i) direct sales through the Company's own dedicated sales force;
(ii) direct marketing efforts where Premiere is responsible for lead generation and sales; (iii) co-brand relationships in which Premiere offers its services to the customers of other companies, such as financial institutions, that are seeking to increase their revenue from and their goodwill with their customer base by offering value-added services; (iv) strategic relationships where Premiere may develop custom applications for its platform and market its services jointly with its strategic partners; and (v) licensing and wholesale arrangements where other companies market and sell Premiere's services under their names without significant assistance from Premiere. In all distribution channels, except licensing arrangements, Premiere pays commissions to, in the case of employees and agents, or shares revenues with the parties who assist Premiere in marketing its services. The Premiere marketing staff is primarily responsible for providing marketing support to the five channels described above at varying levels of involvement, depending on the channel. The marketing staff is also responsible for promoting the Premiere corporate image in the marketplace.

  Direct Sales. The direct sales force is organized by the Company into a regional reporting structure and a centrally managed national and international accounts program. Regional sales managers and their direct sales people have the ability to generate sales leads for all of Premiere's products and services within their defined geographic territories. These sales people target primarily single location small to medium-sized businesses in the case of voice messaging, and larger businesses with respect to enhanced document distribution. Other types of leads generated may be passed on to the appropriate group or channel (e.g., national accounts program or wholesale channel). The centrally managed national accounts program focuses on multi-location businesses that are better served by dedicated representatives with ultimate responsibility across different geographic regions. If appropriate, these national accounts sales people form account teams that include regional sales people when greater geographic coverage is needed or that include wholesale channel representatives when necessary. Xpedite markets its services through a full time direct sales force operating from 50 sales office in 13 countries and a significant network of third party distributors. See "-- Xpedite Systems."

  Direct Marketing. Premiere markets its services directly under the Premiere WorldLink, Voice-Tel, VoiceCom Access One and AFCOM names. Direct marketing and sales efforts have traditionally focused on print advertising and direct mailings targeted at mobile professionals or, with respect to AFCOM, direct marketing done in conjunction with financial institutions located on military bases.

  Co-brand Relationships. Premiere has relationships with a number of other companies, including First Union National Bank ("First Union") Discover Card Services, Inc. ("Discover Card") and the Royal Bank of Scotland PLC, under which Premiere provides its services to customers of those companies. Co-brand customers generally offer their customers access to Premiere's services, and Premiere pays subscriber and usage based fees to the other company with respect to each subscriber who subscribes to a co-branded service. Premiere believes that companies which enter into co-brand relationships with Premiere are motivated by the ability to offer additional value to their customers, reinforce brand equity through custom voice prompts that their customers hear each time they access the service, communicate with their customers by broadcasting voice, fax or e-mail messages, and derive additional revenue. Marketing and fulfillment materials are generally issued under the Premiere WorldLink name, with the co-brand customers also placing their logo on the materials.

  Strategic Partners. The Company also markets its services by establishing strategic relationships with companies such as American Express Travel Related Services, Inc. ("American Express"), whose customers have an anticipated need for enhanced communications services provided by Premiere. Strategic relationships are intended to provide the Company's strategic partners with:
(i) an efficient means of communicating with their customers through Premiere's voice mail, e-mail and fax mail features; (ii) increased visibility to their customers through customized greetings and a private branded communications card; (iii) the ability to provide customized services to their customers over Premiere's platform; and (iv) an additional source of revenue. These relationships provide the Company with the opportunity to develop specialized services for the strategic partner's customers which, in certain circumstances, the Company can later offer to other subscribers. In connection with these strategic relationships, services are generally issued in the name of Premiere's strategic partner and bear a logo and design of the strategic partner's choosing. The fulfillment materials generally state that services are provided by Premiere.

  Licensing and Wholesale Relationships. Companies such as WorldCom, NationsBanc Services, Inc. ("NationsBank"), UniDial, Incorporated ("UniDial") and The Telephone Company of Central Florida, Inc. have chosen to outsource part or all of their enhanced communications services to Premiere. Premiere licenses use of its platform, voice messaging network and call center technology to these companies. Such relationships enable these companies to:
(i) provide enhanced services to their customers; (ii) generate additional revenue without developing or investing in their own infrastructure; and (iii) reduce costs and improve operational efficiencies through the use of more advanced technologies than are internally available. The platform's and network's open architecture allows customization of services for the licensee or wholesale customer. Premiere generally provides its licensee or wholesale customers with access to customer and billing records for marketing and billing purposes. Licensee and wholesale customers generally are responsible for billing the end user and generally provide their own transmission facilities for use with Premiere's services. Services are private labeled by the licensee or wholesale customer with Premiere's contribution transparent to the end user. Services are also generally provided under agreements with 24 to 48 month terms which require the payment of a minimum monthly fee if specified minimum targets are not met.

ACQUISITIONS

  Premiere has historically engaged in acquisitions in order to obtain new technology, build its infrastructure and increase its sales force and customer base. As part of this strategy, Premiere acquired Voice-Tel, VoiceCom and, most recently, Xpedite.

  Voice-Tel Acquisitions. On June 12, 1997, Premiere announced the completion of the Voice-Tel Acquisitions. The Voice-Tel Entities provide interactive digital voice messaging products on a service bureau basis through approximately 219 POPs in the United States, Puerto Rico, Canada, Australia and New Zealand. In connection with the Voice-Tel Acquisitions, Premiere acquired Voice-Tel's digital private data network and POPs.

  Premiere believes that the Voice-Tel Acquisitions broadened Premiere's target market by allowing Premiere to offer local access to certain of its enhanced communications services. In addition, the Voice-Tel Acquisitions provided Premiere with a direct sales force of approximately 300 people in four countries, an expanded subscriber base and the potential for cross-selling opportunities. In connection with the Voice-Tel Acquisitions, Premiere recorded a pre-tax charge in the second quarter of 1997 of approximately $45.4 million, consisting of transaction expenses and restructuring and related costs attributable to the Voice-Tel Acquisitions.

  VoiceCom Acquisition. During the third quarter of 1997, Premiere acquired approximately 97.5% of the outstanding capital stock of VoiceCom in exchange for approximately 446,000 shares of Premiere Common Stock. In addition, Premiere converted existing VoiceCom options into options to acquire approximately 76,000 shares of Premiere Common Stock. VoiceCom is a provider of personal communications management services and telecommunications outsourcing solutions to large corporations, government entities and mobile professionals. Its service offerings include voice messaging, 800-based services, including interactive voice response products, and full-service conference calling. In connection with the acquisition of VoiceCom, Premiere recorded a pre-tax charge in the third quarter of approximately $28.2 million, consisting of transactions expenses and restructuring and related costs attributable to the acquisition of VoiceCom.

  VoiceCom, which is an operating subsidiary of Premiere as a result of the acquisition, has a customer base that includes several Fortune 500 companies, including, among others, Abbott Laboratories ("Abbott Labs"), Beverly Enterprises, Inc. ("Beverly Enterprises") and ConAgra, Inc. ("ConAgra").

  Xpedite. On February 27, 1998 (the "Effective Date"), Premiere, Xpedite and Nets Acquisition Corp. ("Acquisition Sub") consummated the merger (the "Xpedite Merger") of Xpedite with and into Acquisition Sub pursuant to which Xpedite became a wholly-owned subsidiary of Premiere. The Xpedite Merger was consummated in accordance with the Merger Agreement. Under the terms of the Merger Agreement, the Xpedite Merger resulted in the issuance of approximately 11 million shares of Premiere Common Stock to the stockholders of Xpedite. Xpedite stockholders received 1.165 shares of Premiere Common Stock for each share of Xpedite common stock, par value $0.01 per share, outstanding on the Effective Date. In addition Premiere converted existing Xpedite options and warrants into options and warrants to acquire approximately 543,000 shares of Premiere Common Stock. The Company anticipates that it will record restructuring and other special charges before income taxes in the range of $50 million in connection with the Xpedite acquisition. Such amount includes charges recorded by Xpedite in the fourth quarter of 1997 expected by management to be in the range of $20 million before income taxes. These charges result principally from transaction fees which the Company is required to expense under the pooling of interest method of accounting, including a $9.5 million transaction "break-up fee" paid by Xpedite to a company which was party to an unsuccessful attempt to acquire Xpedite. In addition, such costs result from legal and professional fees and the write-down of impaired assets and associated costs to exit certain duplicative facilities and business activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Restructuring and Other Special Charges."

RESEARCH AND DEVELOPMENT

  Premiere's research and development and engineering personnel are responsible for developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. Premiere's research and development strategy is to focus its efforts on enhancing its proprietary software and integrating its software with readily available software and hardware when feasible. Premiere maintains an internal software development program pursuant to which the Company introduces major and minor enhancements of its software.

  As of December 31, 1997, Premiere employed approximately 109 people in engineering and research and development. Premiere's research and development team continuously monitors and performs necessary improvements to the operation of the computer telephony platform, the EBIS and other billing systems and messaging systems and network connections to determine if software or hardware modifications are necessary. Premiere's research and development and engineering personnel also engage in joint development efforts with Premiere's strategic partners and vendors.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

  Premiere believes that effective customer service is essential to attracting and retaining subscribers. Premiere's customer service department is responsible for educating and assisting subscribers in using Premiere's services, for resolving billing related issues and, in consultation with Premiere's technical support personnel, for resolving technical problems subscribers may have in using Premiere's services. Premiere provides customer service through either Atlanta-based call centers or regionally located representatives. Regionally located representatives are primarily responsible for supporting Voice-Tel voice messaging customers while Premiere's call centers provide 24 hours per day, seven days per week coverage to assist customers using all other services.

  Premiere employs separate personnel who are responsible for technical support functions. These employees are responsible for performing more technically demanding support activities, such as voice messaging and certain other types of account provisioning and administration, consulting with Premiere's strategic partners and licensees regarding technical issues and resolving technical issues brought to their attention by the customer service department. As of December 31, 1997, Premiere employed approximately 213 people in customer service and technical support positions, the majority of which were located in Atlanta.

XPEDITE SYSTEMS

  In 1988, Xpedite was formed and began marketing enhanced document delivery (including fax and messaging) services ("Enhanced Services"). From its inception, Xpedite's focus was on the provision of value-added fax services consisting primarily of "fax broadcast" and "gateway messaging" services in the U.S. market. Xpedite strives to build value-added relationships with its customers through a sales force of over 250 employees working from 50 sales offices in 13 countries. Fax broadcast allows a single document to be faxed to multiple recipients through a single transmission to the Xpedite Network, while gateway messaging provides high volume transmission of individual documents, each of which is in the same format, but contains customized information. Xpedite's Enhanced Services provide customers with rapid, cost-effective delivery of documents worldwide. Xpedite's second major product offering utilizes the existing Xpedite Network to provide discounted international messaging services ("Discounted International Services") which provide real-time and delayed transmission of documents over the Xpedite Network at significant savings to Xpedite's customers.

  By expanding its sales organization and developing new applications for its services, Xpedite has become the largest provider of Enhanced Services in the United States and now offers these services throughout North America, Europe and the Pacific Rim. Premiere believes that significant opportunities exist for continued development of these services in international markets. One strategy for international expansion involves marketing applications which are established and widely used in the United States but which are only in the early stages of adoption overseas. Xpedite's sales force continues to identify new applications as well as to further customize and market established applications. In addition, Xpedite's ability to leverage (i) its solution-oriented sales force by developing new and cost-effective document distribution solutions that stimulate market demand, and (ii) its network infrastructure through growth in fax traffic resulting from existing applications, new applications and new products, creates what Xpedite believes is a platform for future worldwide growth. To further stimulate market demand, Xpedite has, to date, passed a portion of these benefits to customers through the form of price reductions.

  Premiere's current strategy is for Xpedite to continue to expand from being primarily a provider of Enhanced Services in North America to become a provider of both Enhanced Services and Discounted International Services worldwide and to continue to integrate multiple transmission approaches like fax, Internet and e-mail in unique ways to meet its customers' needs. The key elements of the Premiere's strategic plan for Xpedite are to:

    (i) leverage Xpedite's proven experience in the Enhanced Services market by continuing to develop new applications for the Enhanced Services and by establishing a leadership position in new markets through "exporting" proven Enhanced Services to geographic areas in which Xpedite has not historically offered such services;

    (ii) capitalize on the multi-billion dollar market for Discounted International Services by aggressively marketing both its "store-and-forward" and "real-time" services through its direct sales force, sales agents, resellers and Nodal Partners (as defined herein), and by installing the infrastructure required for the delivery of such services on a worldwide basis;

    (iii) continue to expand and develop its solution-oriented direct sales force, which Xpedite believes is one of the key factors for its success;

    (iv) develop and/or acquire additional technologies and applications to expand Xpedite's messaging capabilities and leverage its sales force and market presence;

    (v) expand the Xpedite Network by adding new geographic points of presence ("Nodes") and leased telecommunications lines in order to continue to lower its fax delivery costs; and

    (vi) increase market share, expand geographic coverage, leverage the Xpedite Network and achieve economies of scale through strategic alliances and other business relationships.

  Customer Base. Applications for Xpedite's messaging services are utilized by a broad array of customers including those in the publishing, public relations and investor relations, commercial banking, manufacturing, travel, electronics, legal and pharmaceutical industries. Xpedite's international network and capacities have also attracted customers from additional industries such as the global freight industry. Xpedite's customer base is broadly diversified, with no single domestic industry group accounting for greater than 15% of revenues. Xpedite believes that this diversification limits its susceptibility to the cyclicality of any particular industry or a general business downturn in any particular sector.

  Sales and Marketing. Xpedite's services are marketed through a direct sales force and third party distributors. Xpedite's full-time direct sales force has increased from 41 people at the end of 1992 to 273 people as of December 31, 1997. These full-time sales personnel are deployed throughout Xpedite's 50 sales offices in 13 countries today with approximately 171 operating in North America. Xpedite also utilizes a significant network of third party distributors (sales agents and resellers) both in countries where it has a direct sales presence and in locations where it does not currently have such a presence.

  The Xpedite Network. In order to offer high quality Enhanced Services and Discounted International Services in a cost efficient manner, Xpedite established the Xpedite Network. The Xpedite Network is able to serve the electronic messaging needs of its customers through the use of proprietary software and a document distribution system network of over 14,500 leased telecommunications lines and its "Nodal Partners." "Nodal Partners" are independent entities that have purchased an electronic document distribution system from Xpedite and which sell Discounted International Services. A "Node" is an element of the Xpedite Network located at a geographically distinct "point of presence" that allows access to or egress from the Xpedite Network via a local call.

  The proprietary network software that has been developed by Xpedite allows its Enhanced Services customers access to the Xpedite Network via several communications options including fax machines, the Internet, mainframe or mini computers, and Local Area Networks ("LANs"). Customers who use fax machines to access the Xpedite Network for Enhanced Services or Discounted International Services are connected to the Xpedite Network through an "autodialer," which routes the document over a lower-cost telecommunications line leased by Xpedite.

  The low-cost structure of the Xpedite Network is achieved through the use of leased telecommunications lines and Nodal Partners which allow Xpedite to transmit a greater number of faxes through inexpensive local calls rather than high priced long distance or international calls. The Xpedite Network is intended to provide Xpedite's Enhanced Services and Discounted International Services customers with a reliable alternative for long distance and international document distribution at significant price discounts and cost savings, particularly in overseas telecommunications markets that are highly regulated and have limited competition. As it increases fax messaging traffic over the Xpedite Network, Xpedite is able to exploit economies of scale which result in lower costs per minute or per page and then pass a portion of these cost savings on to customers, further stimulating demand for Xpedite's services.

  Xpedite charges for its fax services both on a per minute and a per page basis, with the bulk of its sales occurring on a per minute basis. A substantial portion of Xpedite's fax traffic terminates in cities where Xpedite or its affiliates have Nodes. Xpedite estimates that approximately 40% of its domestic fax deliveries in 1996 were routed over the Xpedite Network. Xpedite purchases long-distance services from MCI, Cable & Wireless LDDS (WorldCom) and a number of PTTs around the world, among others, to carry fax traffic that is routed to destinations where Xpedite does not have Nodes. In the future, Xpedite expects its total telecommunications costs per minute of fax traffic to decrease as an increasing amount of traffic is routed over the Xpedite Network.

  XSL Acquisition. In connection with its international expansion, Xpedite has also entered into relationships with each of XSL, Xpedite Germany and Xpedite Systems SA, (collectively the "European Affiliates.") At the time of formation of each of these entities, Xpedite entered into a System and Marketing Agreement and a Put and Call Option Agreement (collectively, the "Put/Call Agreements") with each European Affiliate and, in the case of the Put/Call Agreements, each affiliate's shareholders. These agreements provided for the sale by Xpedite to each European Affiliate of Xpedite's document distribution system, along with a license to the software used to operate such system (for which the European Affiliate pays royalties on a declining percentage basis), joint marketing efforts, and put and call rights which, upon the achievement of specified levels of financial performance by the relevant European Affiliate and fulfillment of certain other conditions, would enable or require Xpedite to purchase interests in the relevant European Affiliate.

  In December 1997, XSL Acquisition Corp. purchased all the share capital of XSL for a purchase price of approximately $85.5 million. Pursuant to the XSL Purchase Agreement, the Put/Call Agreement with respect to XSL has been terminated. In January 1998, Xpedite acquired, directly or indirectly, approximately 76.7% of the issued share capital of Xpedite Germany and indebtedness of Xpedite Germany to its former majority shareholder for an aggregate purchase price of approximately $13.2 million. Together with the 19.9% of the issued share capital of Xpedite Germany previously owned by Xpedite, Xpedite currently owns approximately 96.6% of the issued share capital of Xpedite Germany. In addition, Xpedite exercised an option to purchase the remaining 3.4% of the issued share capital of Xpedite Germany at a purchase price of approximately $600,000. Pursuant to the Xpedite Germany Purchase Agreements, the Put/Call Agreement with respect to Xpedite Germany has been terminated.

  Description of XSL's Business. XSL is a leading provider of Enhanced Services in the United Kingdom. To capitalize on the market need for the provision of Enhanced Services, XSL was formed as a start-up company in January 1993 by certain members of XSL's management and the APAX Funds. Based in York, England, XSL primarily provides to the U.K. market fax broadcast and gateway messaging services similar to those provided by Xpedite via XSL's network with points of presence in five cities located in three countries and approximately 1,000 fax lines. XSL's customer base has historically been concentrated in the U.K. financial sector where XSL has a significant market share.

  XSL currently provides a wide range of Enhanced Services. XSL's offering of fax broadcast and gateway messaging services is substantially similar to those offered by the Company with the exception that XSL does not offer certain specialty fax broadcast services such as Xpedite's "Enhanced Fax Merging" service. Gateway messaging services accounted for approximately 5% of XSL's net revenues in 1996.

  Approximately 68% of XSL's revenues for the year ended December 31, 1996 were generated by customers in the financial services industry. Accordingly, a downturn in this industry could have a material adverse impact on XSL's business.

  Since January 1993, XSL and Xpedite have been party to a System and Marketing Agreement (the "System and Marketing Agreement") whereby, among other things, XSL agreed to purchase Xpedite's document distribution system and license Xpedite's software (for which XSL pays royalties to Xpedite of approximately 8% of XSL's net revenues until December 31, 1998 and 6% thereafter). As a result, XSL's network architecture essentially mirrors Xpedite's architecture. The main operations center and system resides in York, England with remote delivery capability in Leeds, London, Milan, Zurich and Geneva, all linked by XSL-leased private circuits. XSL's system is then interconnected with the networks and systems of Xpedite, Xpedite Germany and XSSA via private circuits owned by Xpedite, Xpedite Germany and XSSA. Currently XSL has over 1,000 outbound telephone lines operational in the U.K. and has a dual carrier strategy in the U.K. to provide enhanced fault protection.

  A substantial portion of XSL's fax traffic terminates in major capital cities where XSL or its affiliates have Nodes. XSL purchases its telecommunications services in the U.K. primarily from two carriers.

  Direct sales by XSL's sales personnel accounted for more than 90% of XSL's net revenues in 1996.

  In addition to XSL's direct sales force, indirect sales are made through sales agents and resellers. While indirect sales were not a significant component of XSL's sales efforts in prior years, it is becoming an increasing focus of XSL's sales program. Sales agents accounted for approximately 7% of XSL's net revenues in 1996 with resellers representing the remaining 3%.

  Another component of XSL's recent growth has been through two several strategic acquisitions completed by XSL. In July 1995, XSL acquired Transmit International Ltd. ("Transmit"), and in March 1996 it acquired Connaught Commercial Services Ltd. ("Connaught"). Both businesses consisted entirely of fax broadcast services. The customer bases from both of these acquisitions have been migrated to XSL's network and both of the acquired businesses' U.K. operations have been closed down.

  In addition, XSL has entered into a number of agreements with U.K. companies which are primarily systems integrators to provide computer to fax capabilities utilizing the XSL network.

COMPETITION

  Premiere's competitive strategy is to seek to gain a competitive advantage by being among the first companies to offer a network-based integrated enhanced communications solution, being an innovator in the integrated enhanced communications services market and offering unique and innovative services to its subscribers. The Company intends to seek to capitalize on strategic relationships with WorldCom, American Express and others in order to build its subscriber base and to maintain and increase subscriber loyalty. The Company believes that the principal competitive factors affecting the market for enhanced communications services are price, quality of service, reliability of service, degree of service integration, ease of use, service features and name recognition. The Company believes that it competes effectively in these areas.

  The market for the Company's services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. Although the Company is aware of several companies that are marketing enhanced calling cards, it is not aware of any major competitor that is marketing an integrated personal communications service identical to the service marketed by the Company. Many of the Company's competitors have substantial resources and technical expertise and could likely develop such a service if they chose to expend sufficient resources. The Company believes that existing competitors are likely to expand their service offerings and that new competitors are likely to enter the personal communications market and to attempt to integrate such services, resulting in greater competition for the Company. Such competition could materially adversely affect the Company's business, financial condition and results of operations.

  The Company attempts to differentiate itself from its competitors in part by offering an integrated suite of enhanced personal communications services that are network-based. Other providers currently offer each of the individual services and certain combinations of the services offered by the Company. The Company's worldwide long distance services and features compete directly with services provided by companies such as AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI") and Sprint Corp. ("Sprint") as well as smaller interexchange long distance providers. The Company's voice messaging services compete with voice mail services provided by AT&T, certain regional Bell Operating Companies ("RBOCs") and other service bureaus as well as by equipment manufacturers, such as Octel Communications Corporation ("Octel"), Northern Telecom, Inc. ("Northern Telecom"), Siemens Business Communications Systems, Inc. ("Siemens"), Centigram Communications Corporation ("Centigram"), Boston Technology, Inc. ("Boston Technology") and Digital Sound Corporation ("Digital Sound"). The Company's enhanced travel, concierge, news and e-mail services compete with services provided by America Online, Inc., Prodigy Services Co. and numerous Internet service providers. The Company's paging services compete with paging services offered by companies such as AT&T and MCI.

  The Company's Orchestrate service, which the Company intends to begin marketing during the second quarter of 1998, is expected to compete with products offered by companies such as Octel, Microsoft Corp. ("Microsoft"), Novell, Inc. ("Novell"), Lucent Technologies, Inc. ("Lucent") and numerous smaller entities. For example, in 1997, Octel and Microsoft announced a service, called "Unified Messenger," which places all voice mail, e-mail and fax messages in a single mailbox accessible by computer or telephone. These competing products incorporate some, but not all, of the bundled services offered through Orchestrate. In addition, over the past few years, the number of companies offering call center technology, including AT&T, MCI and Lucent, has grown dramatically, primarily in response to major outsource initiatives as well as significantly lower technology costs. The Company expects that other parties will develop and implement information and telecommunications service platforms similar to its platform, thereby increasing competition for the Company's services.

  Xpedite's services currently compete with services provided by each of AT&T, MCI and Sprint, and many of the PTTs around the world. Neither Premiere nor Xpedite can predict whether AT&T, MCI, Sprint, any Internet service provider or PTT or any other competitor will expand its enhanced document distribution services business, and there can be no assurance that these or other competitors will not commence or expand their businesses. Moreover, Xpedite's receiving queuing, routing and other systems logic and architecture are not proprietary to Xpedite, and as a result, there can be no assurance that such information will not be acquired or duplicated by Xpedite's existing and potential competitors. Generally, Xpedite does not typically have long-term contractual agreements with its customers, and there can be no assurance that its customers will continue to transact business with Premiere in the future. In addition, even if there is continued growth in the use of electronic document distribution services, there can be no assurance that potential customers will not elect to use their own equipment to fulfill their needs for electronic document distribution services. There also can be no assurance that customers will not elect to use alternatives to Xpedite's electronic document distribution services, including the Internet, to carry such customers' communications or that companies offering such alternatives will not develop product features or pricing which are more attractive to customers than those currently offered by Xpedite.

  In addition, the Telecommunications Act of 1996, (the "1996 Act") allows the RBOCs to immediately provide long distance telephone service between Local Access and Transport Areas ("LATAs") located outside of their local service territories, which will likely significantly increase competition for long distance services. The 1996 Act also grants the Federal Communications Commission (the "FCC") the authority to deregulate certain aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of an integrated suite of personal communications services by regulated entities, including the RBOCs, in competition with the Company. Such increased competition could have a material adverse effect on the Company's business, financial condition and results of operations.

  Telecommunications companies compete for consumers based on price, with major long distance carriers conducting extensive advertising campaigns to capture market share. There can be no assurance that a decrease in the rates charged for communications services by the major long distance carriers or other competitors, whether caused by general competitive pressures or the entry of the RBOCs and other LECs into the long distance market, would not have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company expects that information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the Company's technology. The Company does not have the right, contractually or otherwise, to prevent its subscribers from changing to a competing network, and the Company's subscribers may generally terminate their service with the Company at will.

LEGISLATIVE MATTERS

  The 1996 Act was intended to increase competition in the long distance and local telecommunications markets. The 1996 Act opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent LECs, including the RBOCs. The 1996 Act allows RBOCs to provide long distance service outside of their local service territories but bars them from immediately offering in region, inter-LATA, long distance services until certain conditions are satisfied. An RBOC must apply to the FCC to provide in-region inter-LATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that RBOCs open their own local markets to competition before the FCC will approve such application. Further, while the FCC has final authority to grant or deny such RBOC application, the FCC must consult with the Department of Justice to determine if, among other things, the entry of the RBOC would be in the public interest, and with the relevant state to determine if the pro-competitive criteria have been satisfied. While the FCC has yet to grant any RBOC inter-LATA application, the Company is unable to determine how the FCC will rule on any such applications in the future.

  In response to a constitutional challenge filed by SBC Communications Inc., the United States District Court for the Northern District of Texas found the 1996 Act's restrictions on RBOC interLATA services to be an unconstitutional bill of attainder, but stayed the effect of its decision pending further appeal. If the interLATA restrictions are ultimately struck down, the Company may experience increased competition from RBOCs in the long distance industry.

  The 1996 Act provides a framework for the Company's operating subsidiaries that provide long distance telecommunication services ("Operating Subsidiaries") and other long distance carriers to compete with LECs by reselling local telephone service, by interconnecting to LEC network facilities at various points in the network, or by building new local service facilities. In the future, the Operating Subsidiaries may decide to lease unbundled network elements, which could also be used as a platform to provide access to the Company's services, or to build local service facilities. The Operating Subsidiaries' decision to enter the local services market in one or more states depends on the economic viability of the options and on the regulatory environment, which will likely vary by state.

GOVERNMENT REGULATION

  The Operating Subsidiaries provide both telecommunications and information services. Consequently, the Operating Subsidiaries are subject to extensive federal and state regulation in the United States. Various international authorities may also seek to regulate the services provided by the Operating Subsidiaries.

  Tariffs and Detariffing. The Operating Subsidiaries are classified by the FCC as non-dominant carriers for their domestic interstate and international common carrier telecommunications services. Common carriers that provide domestic interstate and international telecommunications services must maintain tariffs on file with the FCC describing rates, terms and conditions of service. While the tariffs of non-dominant carriers, such as the Operating Subsidiaries, are subject to FCC review, they are presumed to be lawful upon filing with the FCC. Currently, the Operating Subsidiaries either have applied for and received, or are in the process of applying for and receiving, all necessary authority from the FCC to provide domestic interstate and international telecommunications services. However, at this time, only Premiere Communications Inc. ("PCI") has been granted authority by the FCC to provide domestic interstate and international telecommunications services.

  In October 1996, the FCC issued an order detariffing long distance services which prohibited non-dominant long distance carriers from filing tariffs for domestic, interstate, long distance services in the future. The FCC's scheduled detariffing rules were to become effective September 22, 1997. The detariffing rules were appealed by several parties, and in February 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary stay preventing the rules from taking effect pending judicial review. The Company and the Operating Subsidiaries are currently unable to predict what impact the outcome of the FCC's detariffing proceeding will have on the Company or the Operating Subsidiaries.

  Local Interconnection and Resale. In August 1996, the FCC adopted an order (the "Interconnection Order") which established a minimum set of rules relating to the manner in which all telecommunications carriers would be able to interconnect with the LECs' networks. The Interconnection Order addressed several important interconnection issues, including the purchase of unbundled network elements, resale of local services at wholesale discounts, and interconnection negotiation and arbitration procedures.

  The RBOCs, several states, various carriers, associations and other entities appealed the Interconnection Order. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit overturned many of the rules established by the FCC's Interconnection Order governing, among other things, the pricing of interconnection, resale and unbundled network elements. On October 14, 1997, the Court further overturned FCC rules requiring that LECs provide unbundled network elements on a combined basis. The Court's decisions substantially limit the FCC's jurisdiction and expand the state regulators' jurisdiction to set and enforce rules governing local competition. The Company is currently considering entering the local exchange market as a so-called competitive local exchange carrier ("CLEC"). If the Company becomes a CLEC, it will face rules that are likely to vary substantially from state to state. A patchwork of state regulations could make competitive entry by the Operating Subsidiaries in some markets more difficult and expensive than in others and could increase the costs of regulatory compliance associated with local entry.

  The U.S. Solicitor General, on behalf of the FCC, has appealed the Court's ruling to the U.S. Supreme Court. Due to the legal uncertainty over the Interconnection Order, the Company and the Operating Subsidiaries are unable to predict what impact the Court's decisions will have on the Operating Subsidiaries' ability to offer competitive local service, and no assurance can be given that the Court's decisions will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Universal Service Reform. On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. For example, the FCC established new subsidies for schools and libraries with an annual cap of $2.25 billion and for rural health care providers with an annual cap of $400 million. Providers of interstate telecommunications service, such as the Operating Subsidiaries, as well as certain other entities, must pay for the federal programs. The Operating Subsidiaries' contributions to the federal subsidy funds will be based on their share of total interstate (including certain international) telecommunications services and on certain defined telecommunications end user revenues. Several parties have appealed the May 8, 1997 order, and those appeals have been consolidated in the U.S. Court of Appeals for the Fifth Circuit. No assurance can be given that the FCC's universal service order will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Access Charge Reform. On May 16, 1997, the FCC released an Access Charge Reform Order, which revised rules governing the interstate switched access charge rate structure. Switched access charges are assessed by the LECs on long distance carriers and others for use of the local loop and local access facilities to originate and terminate long distance calls. The new rules are intended to eliminate implicit subsidies and to establish rate structures that better reflect the manner in which costs are incurred. The new rules substantially increase the costs that price cap LECs recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. The manner in which the FCC implements its approach to lowering access charge levels will have an effect on the prices the Operating Subsidiaries pay for originating and terminating interstate traffic. Portions of the Access Charge Reform Order have been appealed. In light of the uncertainty regarding ultimate disposition of the Access Charge Reform proceeding by the FCC and the courts, the Company is unable to predict what impact the FCC's revised access charge scheme will have on the Operating Subsidiaries' access charge cost structure.

  Payphone Compensation. In September 1996, the FCC issued an order adopting rules to implement the 1996 Act's requirements establishing "a per call compensation plan to ensure all payphone service providers are fairly compensated for each and every completed call using their payphone." This order included a specific fee to be paid to each payphone service provider by long distance carriers and intra-LATA toll providers (including LECs) on all "dial around" calls, including debit card and calling card calls. In decisions released on July 1, 1997, and September 16, 1997, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded some of the FCC rules for the implementation plan.

  In response to these decisions, on October 7, 1997, the FCC issued a second order, revising the per-call, compensation amount to be paid to payphone service providers. Specifically, the FCC decreased the compensation amount to $0.284 per call. The Operating Subsidiaries began paying this per-call amount in 1997. This compensation amount will remain in effect until October 6, 1999, when a market-based rate will become effective. Although the Operating Subsidiaries expect to incur additional costs to receive "dial around" calls that originate from payphones, the FCC has permitted long distance carriers, such as the Operating Subsidiaries, to pass such costs through to their customers.

  In addition, the Court found unlawful both the methodology used to determine the long distance carriers' payment obligations and the absence of any compensation for some types of payphones and services. These issues have been remanded to the FCC. Although the Operating Subsidiaries expect to incur additional costs to receive "dial around" calls that originate from payphones, the Company is unable to predict what impact the payphone rules will have on the Operating Subsidiaries' costs for such calls until the FCC adopts revised payphone compensation rates based on the Court's rulings.

  State Regulation. Most state public service and public utility commissions ("PUCs") require carriers that wish to provide intrastate, common carrier services to be authorized to provide such services. The Operating Subsidiaries either have applied for and received, or are in the process of applying for and receiving, all necessary authorizations to provide intrastate, long distance services.

  The Operating Subsidiaries are generally not subject to price regulation or to rate of return regulation for their intrastate services. In most states, however, the Operating Subsidiaries are required to file tariffs setting forth the terms, conditions and prices for their intrastate services. In some state jurisdictions, the tariff can list a range of rates for intrastate services. The Operating Subsidiaries may be subject to additional regulatory burdens in some states, such as compliance with quality of service requirements or remittance of contributions to support state sponsored universal service. The Operating Subsidiaries' ability to incur long-term indebtedness is subject to prior PUC approval in some state jurisdictions. In addition, some state PUCs regulate the issuance of securities and the transfer of control of entities subject to their jurisdiction. Currently, the Company is reviewing whether and to what extent additional regulatory compliance is required in this regard.

  Other. In conducting its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve. Congress has held hearings regarding, and various agencies are considering, whether to regulate providers of services and transactions in the electronic commerce market. For example, the Federal Reserve recently completed a study, directed by Congress, regarding the propriety of applying Regulation E to stored value cards. The Department of Treasury recently promulgated proposed rules applying record keeping, reporting and other requirements to a wide variety of entities involved in electronic commerce. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's proposed international activities also will be subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation.

PROPRIETARY RIGHTS AND TECHNOLOGY

  The Company's ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisons provide only limited protection of the Company's proprietary rights and technology. The Company's proprietary rights and technology include confidential information and trade secrets which the Company attempts to protect through confidentiality and nondisclosure provisions in its licensing, services, reseller and distribution agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement, typically one to two years at a minimum. In addition, Premiere has three patent applications pending and nine trademark or service mark registrations pending. Premiere has two registered service marks. Voice-Tel has been issued two U.S. patents and has one U.S. patent application pending. Voice-Tel also has five registered U.S. trademarks or service marks and approximately 40 foreign trademark or service mark registrations or pending applications. VoiceCom has two registered U.S. trademarks and one registered foreign trademark. Despite the Company's efforts to protect its proprietary rights and technology, through intellectual property laws and contractual provisions, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company's proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company's technology. However, the Company believes that, due to the rapid pace of technological change in the information and telecommunications service industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are more important to establishing and maintaining a competitive advantage in the industry.

  Many patents, copyrights and trademarks have been issued in the general areas of information and telecommunications services and computer telephony. The Company believes that in the ordinary course of its business third parties will claim that the Company's current or future products or services infringe the patent, copyright or trademark rights of such third parties. The Company is aware of other companies that use the terms "WorldLink" or "Premiere" in describing their products and services, including telecommunications products and services. Certain of those companies hold registered trademarks which incorporate the names "WorldLink" or "Premiere." The Company has received correspondence from a provider of prepaid calling cards which claims that the Company's use of the term "WorldLink" infringes upon its trademark rights. In addition, the Company has received correspondence from a major bank, which is among the holders of registered trademarks incorporating the term "WorldLink," inquiring as to the nature of the Company's use of the term "WorldLink" as part of its mark "Premiere WorldLink." Based on, among other things, the types of businesses in which the other companies are engaged and the low likelihood of confusion, the Company believes these claims to be without merit.

  In October 1996, VTE received a letter from a third party claiming that certain aspects of VTE's products and services may be infringing upon one or more of the third party's patents. The Company has reviewed the patent claims of the third party and does not believe that the Company's products or services infringe on the claims of the third party. No patent infringement claims against the Company have been filed by the third party at this time. Should the third party file patent infringement claims against the Company, the Company believes that it would have meritorious defenses to any such claims. However, due to the inherent uncertainties of litigation, the Company is unable to predict the outcome of any potential litigation with the third party, and any adverse outcome could have a material adverse effect on the Company's business, results of operations or financial condition. Even if the Company were to ultimately prevail, the Company's business could be adversely affected by the diversion of management attention and litigation costs. Because of this risk, the Company withheld in escrow approximately 123,000 shares of Common Stock from the purchase price of VTE and VTN. This escrow arrangement terminates in April 2000. There can be no assurance that such escrow will be sufficient to fully cover the Company's exposure in the event of litigation or an adverse outcome to the potential infringement claims.

  In February 1997, the Company entered into a long-term nonexclusive license agreement with AudioFAX IP LLC ("AudioFax") settling a patent infringement suit filed by AudioFAX in June 1996. In the third quarter of 1996, the Company took a one-time charge for the estimated legal fees and other costs that the Company expected to incur to resolve this matter. In September 1997, VoiceCom also entered into a long-term non-exclusive license agreement with AudioFAX.

  In July 1996, Xpedite received a letter from counsel for AudioFAX, which informed Xpedite that AudioFAX is the owner of certain U.S. and Canadian patents relevant to the fax processing business, and inquired as to Xpedite's interest in licensing these patents. The Company is currently negotiating with AudioFAX with respect to entering into a long-term, non-exclusive license for use of these patents by Xpedite. In the event Premiere is unable to enter into a license agreement with AudioFAX, the Company cannot predict the outcome of this matter, including but not limited to whether or not AudioFAX will commence a lawsuit against Xpedite. There can be no assurance that the resolution of such matter will not have a material adverse effect on Premiere's business, financial condition and results of operations.

  In May 1997, Premiere received a letter from a manufacturer and marketer of certain telecommunications equipment asserting that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by three patents held by that company and inviting Premiere to obtain a license. Premiere has preliminarily reviewed the subject patents and, based on that review, presently believes that its products and services currently being marketed do not infringe these patents. Premiere intends, however, to conduct a further review of these two patents in order to determine whether it would be helpful to its future products and services to license the patents. If Premiere ultimately determines that it is infringing these patents, or any one of them, it could seek to license the technology or discontinue using it and employ an alternate technology. There can be no assurance that Premiere would be able to license the technology on commercially reasonable terms or that it could easily and inexpensively migrate to a new call reorigination technology. Premiere's call reorigination service is only one service that it offers, and management does not believe that this service is critical to the marketing of Premiere's overall suite of services. Consequently, Premiere does not believe that its inability to license the technology or migrate to a new technology would have a material adverse effect on its business, financial condition and results of operations. No claim has been asserted beyond this letter, but no assurance can be given that the third party will not commence an infringement action against Premiere. If a patent infringement claim is brought against Premiere, there can be no assurance that Premiere would prevail and any adverse outcome could have a material adverse effect on Premiere's business, financial condition and results of operations.

  In May 1997, the Company received a letter from counsel for a provider of goods and services in the telecommunications field objecting to the Company's use of the phrase "personal assistant" based on that company's federally registered "personal assistant" service mark. On June 18, 1997, counsel for the Company responded to the objections, noting that the Company did not intend to use, nor would it use in the future, the words "personal assistant" as a trademark or service mark, but instead would merely use these words to describe the nature of its product. The Company has not heard anything further from the potential claimant and believes that the matter has been resolved.

  In July 1997, the Company received a letter from counsel for a French publishing company objecting to the Company's use of the "Premiere" trademark. Based on, among other things, the type of business in which the French company is engaged and the unlikelihood that the Company will engage in competitive activities using the Premiere mark in France, the Company believes that no action will be brought. Due to the inherent uncertainties of litigation, however, the Company is unable to predict the outcome of any potential litigation with the French company, and any adverse outcome could have a material effect on the Company's business, financial condition and results of operations. Even if the Company were to prevail in such a challenge, the Company's business could be adversely affected by the diversion of management attention and litigation costs.

  No assurance can be given that actions or claims alleging patent, copyright or trademark infringement will not be brought against the Company with respect to current or future products or services, or that, if such actions or claims are brought, the Company will ultimately prevail. Any such claiming parties may have significantly greater resources than the Company to pursue litigation of such claims. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved products and services, require the Company to enter into royalty or licensing agreements, or cause the Company to discontinue use of the challenged technology, tradename or service mark at potentially significant expense to the Company associated with the marketing of a new name or the development or purchase of replacement technology, all of which could have a material adverse effect on the Company's business, financial condition and results of operation.

EMPLOYEES

  As of December 31, 1997, the Company employed approximately 928 persons, substantially all of whom were employed on a full-time basis. Of these employees, 398 were engaged in sales and marketing; 109 in engineering and research and development; 213 in customer service and technical support; and 208 were in general and administrative activities. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement.

  Xpedite employed approximately 763 persons as of December 31, 1997, substantially all of whom were full-time employees, and none of whom was covered by a collective bargaining arrangement. Of these employees, 427 were engaged in sales and marketing; 208 in operations; 51 in research and development; and 77 in general and administrative activities.

ITEM 2. PROPERTIES

  Premiere's corporate headquarters occupy approximately 103,400 square feet of office space in Atlanta, Georgia under a lease expiring August 31, 2007. Voice-Tel's headquarters occupy approximately 30,000 square feet of office space in Cleveland, Ohio under a lease expiring in October 1999. VoiceCom's headquarters occupy approximately 26,400 square feet of office space in Atlanta, Georgia under a lease expiring April 30, 2001. Xpedite's headquarters facility is located in approximately 49,000 square feet of leased space in Eatontown, New Jersey under a lease expiring on September 30, 1998 (excluding a five-year renewal option exercisable by Xpedite).

  Xpedite also maintains approximately 20,000 square feet of leased space for the principal administrative, sales, and management information systems offices and operations center of its international division in Glen Head, New York. The lease covering approximately 75% of this space expires on December 30, 1999, and the lease covering the remaining space expires on September 30, 2001, subject, in each case, to extension or earlier termination in certain circumstances. Xpedite also has a development facility located in approximately 9,000 square feet of leased space in Ft. Lauderdale, Florida which expires in December 2001. Xpedite also owns a 4,000 square foot office building in London.

  The Company also has data and switching centers in Atlanta, Georgia, Dallas, Texas, London, England and has begun development of a similar center in Toronto, Canada. The Company believes that its current office space is sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

  On January 21, 1997, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company, PCI and the Company's president, Boland T. Jones, in the Superior Court of Fulton County, Georgia ("Civil Action"). In December 1997, the Company, PCI and Mr. Jones entered into a settlement agreement with Mr. Bott which settled and disposed of Mr. Bott's claims in connection with this litigation. The remaining plaintiffs are seeking an accounting of commissions allegedly due to them, options to purchase 72,000 shares of Premiere Common Stock or damages, and reasonable attorneys' fees. The Company believes it has meritorious defenses to Mr. Elliott's and CRS' remaining allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. The settlement with Mr. Bott will not have a material adverse effect on the Company's business financial condition and results of operations.

  On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's request to intervene and has transferred the remainder of the Intervention Suit to the Bankruptcy Judge presiding over the Bankruptcy Case. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim of an amount up to approximately $950,000, the bankruptcy trustee (the "Trustee") and PCI reached a tentative settlement of all issues between the parties, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a proposed plan of reorganization (the "Plan") filed by the Trustee, which is also subject to Bankruptcy Court approval. Based upon hearings before the Bankruptcy Court, the Trustee filed on November 18, 1997, a motion requesting approval of the settlement to accompany the Plan. If only the settlement is approved, PCI will obtain a release from the Trustee and the Trustee will dismiss the Intervention Suit in consideration of PCI making a cash payment of $1,200,000 to the Trustee. If the Plan is subsequently approved by the Court, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in Premiere's favor against possible nuisance suits relating to the CNC business. The Company has previously taken a reserve for the settlement and Plan payments. If the outcome of this matter is adverse to PCI, the settlement is not approved and the Trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

  On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX in the Eastern District of New York, United States District Court. Plaintiffs contend that, during 1996, PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the alleged scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. PCI has also filed a motion for sanctions under Rule 11 of the Federal Rules of Civil Procedure. PCI believes that it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same. Due to the inherent uncertainties of the judicial system, the Company is not able to predict the outcome of this lawsuit. If this lawsuit is not resolved in PCI's favor, it could have a material adverse effect on the Company's business, operating results or financial condition.

  On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick G. Jones ("Jones") in the United States District Court for the Eastern District of Illinois. As of December 3, 1997, the Company, Gasgarth and Jones entered into a settlement agreement with Lucina which settled and disposed of Lucina's claims in connection with this litigation, and this settlement was approved by the Court on December 15, 1997. This settlement will not have a material adverse effect on the Company's business, financial condition and results of operations.

  On July 8, 1997, various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiff's seek, inter alia, damages of $2,030,040 and an accounting of royalties. On September 29, 1997. Xpedite filed a motion to dismiss the complaint. The court subsequently elected to treat this motion as a motion for summary judgment. The motion has been fully briefed by both parties, and oral argument is currently scheduled for April 3, 1998. To date, no discovery has been taken in this action.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite Systems, Inc. ("Xpedite") and certain of its alleged current and former officers, directors, agents and representatives. The lawsuit is styled Rudolf R. Nobis and Constance Nobis v. Edward Angrisani, et al., Civil Action File No. UNN-L-113698, Superior Court of New Jersey Law Division: Union County. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs' claims against Xpedite include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, conspiracy, interference with economic advantage and liability for ultra vires acts. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of $4,845,953.13, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite intends to file and answer denying the material allegations of the complaint and asserting various affirmative defenses and a motion to dismiss the counts of the complaint against it. Premiere believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on Xpedite's business, operating results and financial condition.

  Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of the foregoing litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. See also "Proprietary Rights and Technology." The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock, $.01 par value per share (the "Common Stock"), has traded on the Nasdaq National Market under the symbol "PTEK" since its initial public offering on March 5, 1996. The following table sets forth the high and low sales prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated. Such prices are based on inter-dealer bid and asked prices without markup, markdown, commissions or adjustments and may not represent actual transactions.

      1997                                                        HIGH     LOW
      ----                                                       ------- -------
      First Quarter............................................. $27.500 $16.500
      Second Quarter............................................  30.500  19.250
      Third Quarter.............................................  34.500  22.875
      Fourth Quarter............................................  38.500  22.875
      1996                                                        HIGH     LOW
      ----                                                       ------- -------
      First Quarter.............................................  27.750  18.000
      Second Quarter............................................  50.000  23.625
      Third Quarter.............................................  35.750  16.000
      Fourth Quarter............................................  31.250  14.500

  The closing price of the Common Stock as reported on the Nasdaq National Market on March 26,1998 was $35.375. As of March 26, 1998 there were approximately 600 record holders of the Company's Common Stock.

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

  During the year ended December 31, 1997, certain current and former employees, directors and investors exercised options to purchase an aggregate of 328,190 shares of Common Stock at prices ranging from $0.41 to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.

  On June 12, 1997, in connection with its acquisition of the Voice-Tel Entities, the Company issued approximately 7.4 million shares of its Common Stock to the stockholders of the Voice-Tel Entities in transactions exempt from registration pursuant to Rule 4(2) of the Securities Act and the regulations thereunder.

  On June 30, 1997, the Company sold $172.5 million of 5 3/4% Convertible Subordinated notes due 2004. The notes, unless previously redeemed or repurchased, are convertible at the option of the holder at any time through the close of business on the final maturity date into shares of Common Stock at a conversion price of $33.00 per share, subject to adjustment in certain events to certain stockholders of Voice-Com in transactions exempt from registration pursuant to Rule 4(2) of the Securities Act and the regulations thereunder.

  During the third quarter of 1997, in connection with its acquisition of VoiceCom, the Company issued approximately 446,000 shares of its Common Stock to certain stockholders of Voice-Com in transactions exempt from registration pursuant to Rule 4(2) of the Securities Act and the regulations thereunder.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated statement of operations data for the years ended December 31, 1997, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1997 and 1996, have been derived from the audited consolidated financial statements of the Company included in this Annual Report on Form 10-K, which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings of interests, and are qualified by reference to such consolidated financial statements including the related notes thereto. The unaudited consolidated statement of operations data for the years ended December 31, 1994 and 1993 and the unaudited consolidated balance sheet data at December 31, 1994 and 1993 are derived from unaudited consolidated financial statements of the Company which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings-of-interests, and include all adjustments, consisting only of normal recurring adjustments, which the company considers necessary for a fair presentation thereof. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                                       YEAR ENDED DECEMBER 31,
                          ---------------------------------------------------
                            1997      1996     1995       1994        1993
                          --------  -------- --------  ----------- ----------
                                                       (UNAUDITED) (UNAUDITED)
STATEMENT OF OPERATIONS
DATA:
  Revenues............... $229,352  $197,474 $147,543   $119,136    $100,055
  Gross margin...........  165,378   141,873  103,675     85,229      59,111
  Operating income
   (loss)(1).............  (28,998)    6,806    7,003    (13,232)       (754)
  Net income (loss)(1)...  (25,375)    3,458    4,171    (15,519)     (5,116)
Net income (loss)
 attributable to common
 shareholders for
  --basic net income
   (loss) per share...... $(25,375) $  3,429 $  3,863   $(15,839)   $ (5,116)
  --diluted net income
   (loss) per share......  (25,375)    3,429    3,863    (15,839)     (5,116)
Net income (loss) per
 common and common
 equivalent shares for
  --basic(1)(2).......... $  (0.78) $   0.12 $   0.19   $  (1.18)   $  (0.51)
  --diluted(1)(2)........ $  (0.78) $   0.11 $   0.17   $  (1.18)   $  (0.51)
Shares used in computing
 net income (loss) per
 common and common
 equivalent shares for
  --basic................   32,443    27,670   19,868     13,468       9,947
  --diluted..............   32,443    31,288   24,312     13,468       9,947
BALANCE SHEET DATA (AT
PERIOD END):
  Cash, cash equivalents
   and investments....... $176,339  $ 83,836 $ 11,759   $  7,849    $  5,663
  Working capital........  136,182    45,377  (16,093)   (12,521)    (17,742)
  Total assets...........  375,878   201,541   78,131     60,051      54,953
  Total debt.............  176,468    47,975   52,650     49,203      35,112
  Total shareholders'
   equity (deficit)......  100,814   104,533  (11,639)   (14,921)     (1,711)

--------
(1) Excluding charges for purchased research and development, accrued settlement costs and restructuring and other special charges incurred by Premiere in the amounts of approximately $0, $2.5 and $0 million, respectively, in 1995, and approximately $11.0, $1.3 and $0 million, respectively, in 1996, and approximately $0, $1.5 and $73.6 million respectively, in 1997, operating income, net income, basic net income per share and diluted net income per share would have been approximately $9.5 million, $5.7 million, $0.29 and $0.23, respectively, for 1995, and approximately $19.2 million, $11.0 million, $0.38 and $0.35, respectively, for 1996 and approximately $46.1 million, $28.5 million, $0.88 and $0.79 respectively, for 1997.
(2) Basic net income (loss) per share is computed using the weighted average number of shares of common stock. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents from convertible preferred stock and convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  The Company operates in one industry segment, enhanced communications services. The Company's services include 800-based services for mobile individuals, voice messaging, full service conference calling and, in 1998, enhanced document distribution services (Xpedite) and internet based communications. The Company's principal competitive advantage is that it integrates these services through its intelligent network and provides its customers a single source solution for enhanced communications. By offering a network-based solution, the Company's customers can access and use its services through a telephone or computer anywhere in the world and avoid costs associated with purchasing and maintaining technology and equipment themselves.

  Revenues from 800-based services consist of usage fees from individual subscribers which are generally based on per minute rates. Revenues from 800-based services also include license fees from corporations, primarily telecommunication carriers, under outsourcing arrangements. License fees are also generally based on per minute rates. Voice messaging revenues generally consist of fixed monthly fees and usage fees based on the number of messages initiated by a subscriber. Although the Company does not currently derive any revenues for its Internet-based services, management anticipates that revenues from these products will consist of both fixed monthly and usage based components.

  Cost of services consists primarily of transmission costs. License customers generally arrange for, and directly bear the cost of, transmission. Consequently, while the per minute fees for licensee platform usage are lower than those for individual subscriber services, the gross margin from license arrangements is considerably higher than for subscriber services.

  Selling, general and administrative expenses include direct and indirect commissions, the cost of print advertisements, salaries and benefits, travel and entertainment expenses, bad debt expense, rent and facility expense, accounting and audit fees, legal fees, property taxes and other administrative expenses.

  Depreciation and amortization include depreciation of computer and telecommunications equipment and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets, which range from five to ten years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the assets. Amortization of intangible assets includes deferred software development costs, goodwill and strategic investments and alliances, which are amortized over lives ranging from five to 40 years.

  The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

  The following table presents, for the periods indicated, the percentage relationship of certain statements of operations items to total revenues.

                                                       YEAR ENDED
                                         --------------------------------------
                                         DECEMBER 31, DECEMBER 31, DECEMBER 31,
                                             1997         1996         1995
                                         ------------ ------------ ------------
REVENUES................................    100.0%       100.0%       100.0%
COST OF SERVICES........................     27.9         28.2         29.7
                                            -----        -----        -----
GROSS MARGIN............................     72.1         71.8         70.3
                                            -----        -----        -----
OPERATING EXPENSES
  Selling, general and administrative...     44.2         55.0         56.7
  Depreciation and amortization.........      7.8          7.2          7.1
  Restructuring and other special
   changes..............................     32.1          5.6          0.0
  Accrued settlement costs..............      0.7          0.6          1.7
                                            -----        -----        -----
    Total operating expenses............     84.8         68.4         65.5
                                            -----        -----        -----
OPERATING INCOME (LOSS).................    (12.7)         3.4          4.8
                                            -----        -----        -----
OTHER INCOME (EXPENSE)
  Interest, net.........................      0.0         (0.9)        (3.0)
  Gain on contract termination..........      --           --           0.8
  Other, net............................      0.1         (0.1)         0.2
                                            -----        -----        -----
    Total other income (expense)........      0.1         (1.0)        (2.0)
                                            -----        -----        -----
NET INCOME (LOSS) BEFORE INCOME TAXES...    (12.6)         2.4          2.8
PROVISION FOR (BENEFIT FROM) INCOME
TAXES...................................     (1.5)         0.7          0.0
                                            -----        -----        -----
NET INCOME (LOSS).......................    (11.1)%        1.7%         2.8%
                                            =====        =====        =====

 Overview

  The Company has achieved substantial growth particularly since its initial public offering during the first quarter of 1996. Excluding restatement effects in prior years from pooling of interests acquisitions, revenues grew from $22.3 million in 1995 to $229.4 million in 1997, a compounded annual growth rate of 220.7%. Similarly, operating profits before restructuring and other special charges grew from $2.3 million to $46.1 million, a compounded annual growth rate of 347.7% over the same period. The Company has achieved growth in revenues and operating profits before restructuring and other special charges by pursuing its strategy to become the leading provider of enhanced communication services. During 1996 and 1997 the Company did the following:

  . Pursued an aggressive acquisition strategy to expand its service offerings to encompass all services comprising enhanced communications. In 1997, the Company acquired Voice-Tel (voice messaging) and VoiceCom (voice messaging and 800-based services) thereby acquiring technology necessary to offer voice messaging on a local access basis and one of the largest private networks in the world utilizing frame relay and internet protocols. During 1996, the Company acquired TeleT, an enterprise engaged in computer telephony software development, which provided it with the foundation of its Orchestrate service offering which integrates the Company's enhanced communication services by allowing users the flexibility to utilize these services through a computer or telephone.

  . Continued strong internal growth in the Company's 800-based business.

  . Reduced costs by efficiently integrating its acquisitions and containing growth in other operating costs thereby enabling it to improve operating leverage from increased revenues.

 Analysis

  The Company's financial statements for all periods presented have been restated to include the operations of the Voice-Tel Acquisitions and VoiceCom which were accounted for as poolings of interests. The following discussion and analysis is prepared on that basis.

  Revenues increased 16.1% to $229.4 million in 1997 and 33.8% to $197.5 million in 1996. Revenue growth was due principally to growth in the following areas:

  . Strategic partner programs, particularly new programs such as American
    Express, DeltaTel and First USA, which experienced significant increases in new subscribers,

  . License programs, both from growth in revenue from existing customers and new license customers, and

  . New 800-based services, including prepaid and enhanced feature calling cards which offer new features such as voice messaging through local access, call connect and call screening services and text-to-voice e-mail.

  Revenues from the Company's 800-based services grew 53.0% in 1997 and 74.4% in 1996.

  Gross profit margins were 72.1%, 71.8% and 70.3% in 1997, 1996 and 1995, respectively. Improving gross margins result primarily from changes in revenue mix toward higher margin products, primarily license arrangements for 800-based services and voice messaging products. In addition, the Company has been able to obtain more favorable transmission rates from carriers as a result of volume discounts obtained by leveraging increasing minute volumes. Gross margins have also benefitted from general industry trends in which long distance transport and the cost of local access service costs have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

  Selling, general and administrative costs as a percent of revenues were 44.2%, 55.0% and 56.7% in 1997, 1996 and 1995. These costs declined as a percent of revenues due to aggressive restructuring of acquired businesses (Voice-Tel and VoiceCom) in 1997. These activities included substantially reducing the workforce of acquired businesses, exiting duplicative facilities, eliminating redundant business activities and general spending reductions. Operating leverage during 1997 and 1996 has also been improved by increased revenues as the Company's administrative cost structure is highly fixed in nature.

  Depreciation and amortization was $18.0 million or 7.8% of revenues in 1997, $14.2 million or 7.2% of revenues in 1996 and $10.5 million or 7.1% of revenues in 1995. Increased depreciation and amortization expense results mainly from depreciation associated with increased purchases of computer telephony equipment to support new business growth, amortization of goodwill and other intangibles acquired in connection with the Voice-Tel acquisitions in 1997 and the WorldCom strategic investment entered into in 1996.

  Net interest expense decreased to $0.02 million in 1997, from $1.7 million in 1996 and $4.3 million in 1995. Net interest expense decreased primarily from investment of excess proceeds from the Company's initial public offering in March 1996. Interest expense in 1996 and 1995 resulted mainly from indebtedness of Voice-Tel and VoiceCom. The majority of these obligations were retired in connection with the acquisitions.

  Accrued settlement costs for the year ended December 31, 1997 were $1.5 million compared to $1.3 million for the year ended December 31, 1996. See
Note 13--Commitments and Contingencies of the Notes to the Consolidated Financial Statements and "Legal Proceedings" under Item 1 of Part II of this document for further information about this matter.

  Restructuring and other special charges incurred in 1997 were $73.6 million compared to $11.0 million in the year ended December 31, 1996. See Note 3-- Acquisitions and Note 15--Restructuring and Other Special Charges in the Notes to Consolidated Financial Statements and "Restructuring and Other Special Charges" which follows in this discussion.

  In the years ended December 31, 1997 and 1996 the Company's effective income tax rate was less than the statutory rate due to certain non-taxable investment income and income of Voice-Tel Entities which had elected to be treated as S-Corporations under U.S. tax law prior to their acquisition by the Company. See Note 14-- Income Taxes in the Notes to Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

  The Company has funded its growth through cash generated by operations, proceeds from its initial public offering in March 1996 and by issuing convertible indebtedness in 1997. Cash provided by operations was $27.2 million or 11.8% of revenues in 1997, $36.9 million or 18.7% of revenues in 1996 and $13.6 million or 9.2% of revenues in 1995. Excluding payments made for restructuring, accrued settlement costs and other special charges, cash provided by operations was $57.7 million or 25.2% of revenues in 1997. Improving operating cash flow margins, excluding restructuring and special charges, resulted mainly from the Company's integration and cost reduction initiatives associated with the Voice-Tel and VoiceCom acquisitions in 1997 which reduced operating costs of these businesses. Also, the Company's increasing revenue base which, because of the Company's relatively fixed cost structure, improved operating leverage and profits. In addition, operating cash flows have not been burdened by significant investment in working capital. This is largely because a significant portion of the Company's revenues are billed and collected electronically in the case of its 800-based service customers or billed and collected in advance in the case of its voice messaging customers. As a result, the Company carried only 24.5 days sales in receivables at December 31, 1997 as compared with approximately 77.9 days of expenses in accounts payable and accrued liabilities.

  The Company used cash in investing activities of approximately $160.0 million in 1997, $96.1 in 1996 and $13.2 million in 1995. Investment of $86.7 million of excess proceeds from the issuance of convertible subordinated notes in 1997 and $67.2 million from the Company's initial public offering in 1996 accounted for a majority of the Company's investing activities in 1997 and 1996. The Company purchased property and equipment, primarily computer and telecommunications equipment, of approximately $33.4 million in 1997, $21.9 million in 1996 and $12.2 million in 1995. These expenditures were made primarily to expand operational infrastructure to support new business growth. Management anticipates that these expenditures will continue to increase in the future as the Company upgrades and expands the operational infrastructure of both its existing computer telephony network and integrates the network of its recent acquisition, Xpedite. The Company made investments of approximately $23.8 million in 1997 in various companies engaged in emerging technologies, such as telemedicine and the internet, as well as in marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. Management will continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. The Company paid approximately $16.2 million of cash in connection with the acquisition of the Voice-Tel Franchisees in 1997 and $2.9 million in the acquisition of TeleT in 1996. See Note 3 -- Acquisitions in Notes to Consolidated Financial Statements.

  The Company utilized proceeds from the issuance of convertible subordinated notes of $172.5 million in 1997 and its initial public offering proceeds of $74.6 million in 1996 to support growth in its existing businesses and also to make acquisitions and other strategic investments. In addition to cash paid to purchase certain Voice-Tel Franchisees in 1997, the Company also repaid approximately $29.5 million of indebtedness in 1997 assumed in connection with the Voice-Tel acquisitions. Cash distributions to shareholders of VoiceCom and certain Voice-Tel companies, primarily S Corporations, used $9.4 million, $3.6 million and $1.5 million in 1997, 1996 and 1995, respectively. Such distributions were made in periods prior to the Voice-Tel and VoiceCom acquisitions and were made primarily to reimburse S Corporation shareholders for taxes paid on the proportionate share of taxable income of such companies they were required to report in their individual income tax returns.

  At December 31, 1997, the Company's principal commitments involve certain indebtedness, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. The Company is in compliance under all such agreements at this date. See also Note 6--Long-Term Debt and
Note 13--Contingencies and Commitments in Notes to Consolidated Financial Statements.

  Management believes that cash and marketable securities on-hand of approximately $176.3 million and cash generated by operating activities will be adequate to fund growth in the Company's existing businesses for the forseeable future. However, the Company will be required to repay or refinance certain indebtedness assumed in connection with its acquisition on February 27, 1998 of Xpedite. Such indebtedness approximates $140 million and management is currently evaluating alternatives in this regard.

RESTRUCTURING AND OTHER SPECIAL CHARGES

  On February 27, 1998, the Company acquired Xpedite in a transaction to be accounted for as a pooling of interests. The Company anticipates that it will record restructuring and other special charges before income taxes in the range of $50 million in connection with the Xpedite acquisition. Such amount includes charges recorded by Xpedite in the fourth quarter of 1997 expected by management to be in the range of $20 million before income taxes. These charges result principally from transaction fees which the Company is required to expense under the pooling of interests method of accounting, including a $9.5 million transaction "break-up fee" paid by Xpedite to a company which was party to an unsuccessful attempt to acquire Xpedite. In addition, such costs result from legal and professional fees and the write-down of impaired assets and associated costs to exit certain duplicative facilities and business activities.

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

  The Company recorded approximately $45.4 million of restructuring and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicative facilities and assets and other costs necessary to discontinue redundant business activities. See Note 15--Restructuring and Other Special Charges of Notes to Consolidated Financial Statements.

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

OTHER MATTERS

  It is possible that a significant portion of the Company's currently installed computer systems, software products, billing systems, telephony platforms, networks, database or other business systems (hereinafter referred to collectively as "Systems"), or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company is currently in the process of evaluating its Systems to determine whether or not modifications will be required to prevent problems related to the Year 2000. There can be no assurance that the Company will identify all such Year 2000 problems in its Systems or those of its customers or vendors, including network transmission providers, in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. In addition, the Company is dependent upon third parties for transmission of its calls and other communications. There can be no assurance that these third party providers will identify and remedy any Year 2000 problems in their transmission facilities. The expenses of the Company's efforts to identify and address such problems, the expenses or liabilities to which the Company may be subject as a result of such problems, or the failure of third party providers of transmission facilities, could have a material adverse effect on the Company's business, financial condition and results of operations. The financial stability of existing customers may be adversely impacted by Year 2000 problems which could have a material adverse impact on the Company's revenues. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected Year 2000 problems.

NEW ACCOUNTING PRONOUNCEMENTS

  In 1997 the FASB has issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Management is currently studying the impact the new Standards will have on its financial statement disclosures.

                     FACTORS AFFECTING FUTURE PERFORMANCE


  When used in this Annual Report on Form 10-K, in documents incorporated herein and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements concerning the Company's business operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, the Company's objectives, the amount of future capital expenditures, the likelihood of the Company's success in developing and introducing new products and expanding its business, and the timing of the introduction of new and modified products or services. For these statements, the Company claims the protection of the safe harbor for forward looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the factors set forth in the section captioned "Special Cautionary Notice Regarding Forward Looking Statements" and those set forth below.

  Ability to Manage Growth; Acquisition Risks. Premiere continually evaluates acquisition opportunities and, as a result, frequently engages in acquisition discussions, conducts due diligence activities in connection with possible acquisitions, and, where appropriate, engages in acquisition negotiations. Premiere has experienced substantial growth in revenue and personnel in recent years, particularly in 1997. A substantial portion of such growth has been accomplished through acquisitions, including the Voice-Tel Acquisitions, the acquisition of VoiceCom and the Xpedite Merger. Premiere's growth has placed significant demands on all aspects of Premiere's business, including its administrative, technical and financial personnel and systems. Additional expansion by Premiere, including the Xpedite Merger, may further strain Premiere's management, financial and other resources. There can be no assurance that Premiere's systems, procedures, controls and existing space are or will be adequate to support expansion of Premiere's operations. Premiere's future operating results will substantially depend on the ability of its officers and key employees to manage changing business conditions and to implement and improve its administrative, technical and financial control and reporting systems. If Premiere is unable to respond to and manage changing business conditions, then the quality of Premiere's services, its ability to retain key personnel and its results of operations could be materially adversely affected. At certain stages of growth in network usage, Premiere will be required to add capacity to its computer telephony platform and its digital central office switches and will need to continually add capacity to its private frame relay network, thus requiring Premiere continuously to attempt to predict growth in its network usage and add capacity accordingly. Difficulties in managing continued growth, including difficulties in predicting the growth in network usage, could have a material adverse effect on Premiere's business, financial condition and results of operations.

  Acquisitions, including the Xpedite Merger, also involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of Premiere's management's attention from other business concerns, entry into markets in which Premiere has little or no direct prior experience and the potential loss of key employees of the acquired company. Premiere is unable to predict whether or when any prospective acquisition candidate will become available or the likelihood that any acquisition will be completed.

  Future acquisitions by Premiere may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on Premiere's business, financial condition and results of operations. For example, the Voice-Tel Entities and VoiceCom established reserves for certain potential tax liabilities that Premiere's management believes to be adequate based on certain assumptions which Premiere's management believes are reasonable. If, however, such assumptions prove to be incorrect and the potential liabilities ultimately exceed established reserves, Premiere's business, financial condition and results of operations could be materially adversely affected. Premiere has recorded approximately $14.8 million of goodwill and other intangible assets in connection with the Voice-Tel Acquisitions. Premiere is amortizing the goodwill on a straight-line basis over 40 years, and Premiere believes the useful life of the Voice-Tel Entities to be at least 40 years. If the amortization period is accelerated due to a reevaluation of the useful life of the Voice-Tel Entities or otherwise, amortization expense may initially increase on a quarterly basis or require a write-down of the goodwill. An increase in the rate of amortization of goodwill or future write-downs and restructuring charges could have a material adverse effect on Premiere's business, financial condition and results of operations.

  Premiere has taken, and in the future may take, charges in connection with acquisitions. During the second quarter of 1997, Premiere took a pre-tax charge of approximately $45.4 million in connection with the Voice-Tel Acquisitions and during the third quarter of 1997, Premiere took a pre-tax charge of approximately $28.2 million in connection with the acquisition of VoiceCom. In connection with the Xpedite Merger, Premiere and Xpedite are expected to take additional charges. See "Management's Discussion and Analysis of Financial Condition" or "Results of Operations--Restructuring and Other Special Charges." Moreover, Premiere may take additional charges in connection with future acquisitions. There can be no assurance that the costs and expenses incurred will not exceed the estimates upon which such charges are based.

  In June 1997, Premiere completed the Voice-Tel Acquisitions. Prior to the Voice-Tel Acquisitions, the Voice-Tel Entities operated approximately 210 POPs in five countries. VTE operated as a franchisor, and each of the approximately 100 Franchisees was independently owned and operated. Premiere is in the process of consolidating these separate businesses by attempting to eliminate duplicative and unnecessary costs and to operate them under common management. Potential challenges to the successful consolidation of the Voice-Tel Entities include, but are not limited to: (i) centralization and consolidation of financial, operational and administrative functions; (ii) consolidation of the service centers, network and work force; (iii) elimination of unnecessary costs; and
(iv) realization of economies of scale. Premiere is in the process of integrating Voice-Tel's service offerings, operations and systems with those of Premiere, and therefore, the Voice-Tel integration plans may materially change in the future. Challenges to the successful integration of the Voice-Tel Entities include, but are not limited to: (i) localization of Premiere products; (ii) integration of the Premiere platform with the Voice-Tel network; (iii) cross-selling of products and services to the customer base of Voice-Tel and Premiere; (iv) integration of new personnel; and (v) compliance with regulatory requirements.

  Because of the size and fragmented nature of the facilities and businesses of the Voice-Tel Entities and the technical complexity of integrating Premiere's products with those of Voice-Tel, the integration process is particularly complex and will place significant demands on Premiere's management, engineering, financial and other resources. There can be no assurance that the Voice-Tel Entities will be successfully consolidated or integrated with Premiere's operations on schedule or at all, that the Voice-Tel Acquisitions will result in sufficient net sales or earnings to justify Premiere's investment therein or the expenses related thereto, or that operational synergies will develop. The successful consolidation of the Voice-Tel Entities and their integration into Premiere's operations are critical to Premiere's future performance. Failure to successfully consolidate and integrate the Voice-Tel Entities or to achieve operating synergies would have a material adverse effect on Premiere's business, financial condition and results of operations.

  Competition. The market for the Company's services is intensely competitive, rapidly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. The Company believes that existing competitors are likely to expand their service offerings and that new competitors are likely to enter the personal communications market and to attempt to integrate such services, resulting in greater competition for the Company. Such competition could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company attempts to differentiate itself from its competitors by offering an integrated suite of enhanced personal communications services. Other providers currently offer each of the individual services and certain combinations of the services offered by the Company. The Company's worldwide mobile communications services and features compete with services provided by companies such as AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI") and Sprint Corp. ("Sprint") as well as smaller interexchange long distance providers. The Company's voice mail services, including those acquired in the Voice-Tel Acquisitions and the VoiceCom acquisition, compete with voice mail services provided by AT&T, certain regional Bell Operating Companies ("RBOCs") and other service bureaus as well as by equipment manufacturers, such as Octel Communications Corporation ("Octel"), Northern Telecom, Inc. ("Northern Telecom"), Siemens Business Communications Systems, Inc. ("Siemens"), Centigram Communications Corporation ("Centigram"), Boston Technology, Inc. ("Boston Technology") and Digital Sound Corporation ("Digital Sound"). The Company's enhanced travel, concierge, news and e-mail services compete with services provided by America Online, Inc. ("America Online"), Prodigy Services Co. ("Prodigy") and numerous Internet service providers. The Company's paging services compete with paging services offered by companies such as AT&T and MCI.

  The Company's Orchestrate service, which the Company anticipates beginning marketing during the second quarter of 1998, is expected to compete with products offered by companies such as Octel, Microsoft Corp. ("Microsoft"), Novell, Inc. ("Novell"), Lucent Technologies, Inc. ("Lucent") and numerous other entities. For example, Octel and Microsoft recently announced a service, called "Unified Messenger," which places all voice mail, e-mail and fax messages in a single mailbox accessible by computer or telephone. In addition, the number of companies offering call center technology, including AT&T, MCI and Lucent, has grown dramatically over the past few years, primarily in response to major outsource initiatives and significantly lower technology costs.

The Company expects that other parties will develop and implement information and telecommunications service platforms similar to its platform, thereby increasing competition for the Company's services.

  Through the recently completed Xpedite Merger, Premiere offers enhanced document distribution services ("Enhanced Services"). Xpedite's fax communication services currently compete with services provided by each of AT&T, MCI and Sprint, and many of the national postal, telephone and telegraph companies ("PTTs") around the world. Neither Premiere nor Xpedite can predict whether AT&T, MCI, Sprint, any Internet service provider or PTT or any other competitor will expand its fax communications services business, and there can be no assurance that these or other competitors will not commence or expand their businesses. Moreover, Xpedite's receiving, queuing, routing and other systems logic and architecture are not proprietary to Xpedite, and as a result, there can be no assurance that such information will not be acquired or duplicated by Xpedite's existing and potential competitors. Xpedite does not typically have long-term contractual agreements with its customers, and there can be no assurance that its customers will continue to transact business with Premiere in the future. In addition, even if there is continued growth in the use of electronic document distribution services, there can be no assurance that potential customers will not elect to use their own equipment to fulfill their needs for electronic document distribution services. There also can be no assurance that customers will not elect to use alternatives to Xpedite's electronic document distribution services, including the Internet, to carry such customers' communications or that companies offering such alternatives will not develop product features or pricing which are more attractive to customers than those currently offered by Xpedite.

  Furthermore, on February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996, as amended (the "1996 Act"), which allows local exchange carriers ("LECs"), including the RBOCs, to provide long distance telephone service between Local Access and Transport Areas ("LATAs"), which will likely significantly increase competition for long distance services. The new legislation also grants the Federal Communications Commission (the "FCC") the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of an integrated suite of information and telecommunications services by regulated entities, including the RBOCs, in competition with the Company. Such increased competition could have a material adverse effect on the Company's business, financial condition and results of operations.

  Telecommunications companies compete for consumers based on price, with major long distance carriers conducting extensive advertising campaigns to capture market share. There can be no assurance that a decrease in the rates charged for communications services by the major long distance carriers or other competitors, whether caused by general competitive pressures or the entry of the RBOCs and other LECs into the long distance market, would not have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company expects that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than the technology of the Company. The Company does not have the contractual right to prevent its Premiere WorldLink subscribers from changing to a competing network, and the Company's subscribers may generally terminate their service with the Company at will.

  Dependence on Key Management and Personnel. The Company's success is largely dependent upon its executive officers and other key personnel, the loss of one or more of whom could have a material adverse effect on the Company. The Company believes that its continued success will depend to a significant extent upon the efforts and abilities of Boland T. Jones, Chairman and President, and certain other key executives. Mr. Jones has entered into an employment agreement with the Company which expires in December 1999, and the Company maintains key man life insurance on Mr. Jones in the amount of $3.0 million. During the fourth quarter of 1997, D. Gregory Smith, a co-founder of the Company, resigned as a director, Executive Vice President and Assistant Secretary of the Company and as a director and officer of PCI and certain other subsidiaries, and Leonard A. DeNittis resigned as the Vice President of Engineering and Operations of PCI.

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

  Reliance on Amway and Certain other Relationships. Historically, the Voice-Tel Entities have relied on sales through Amway Corporation ("Amway") for a substantial portion of their revenue. Such sales accounted for approximately 27.5%, 23.7% and 17.5% of the Company's revenue for 1995, 1996 and 1997, respectively. Amway's relationship with VTE commenced in 1990 when VTE began managing the voice messaging operations previously conducted by Amway's subsidiary, Amvox, Inc. ("Amvox"). VTE subsequently acquired and franchised the former Amvox service centers from Amway in exchange for an equity interest in VTE. Amway later invested in the development of the private frame relay digital messaging network through VTN. As a result of these transactions, Amway also became the single largest equity holder in VTE and VTN. VTE and Amway have entered into a service and reseller agreement (the "Amway Agreement") providing, among other things, for the sale by VTE of voice messaging and network transmission services on an exclusive basis to Amway in the United States, Canada, New Zealand and Australia for resale by Amway to its independent distributors under the "Amvox" tradename. The Amway Agreement does not bind the Amway distributors, who are free to acquire messaging services from alternative vendors. The Amway Agreement may be canceled by either party upon 180 days prior written notice or upon shorter notice in the event of a breach. The Amway Agreement does not prohibit VTE from continuing to provide voice messaging and network transmission services to Amway's distributors following termination of the Amway Agreement. However, in the event that Amway recommended a voice messaging and network transmission services provider other than the Company, there can be no assurance that Amway's distributors would not follow such recommendation. Amway sold a significant portion of the Common Stock that it acquired in the Voice-Tel Acquisitions in an offering pursuant to a demand registration by certain former owners of the Voice-Tel Entities. Such sale decreased Amway's interest in the Company and may increase the possibility that Amway will recommend a voice messaging and network transmission services provider other than the Company. There can be no assurance that the Company's relationship with Amway and the Amway distributors will continue at historical levels or at all, nor can there be any assurance of long-term price protection for services provided to Amway. Loss or diminution in the Amway relationship, or a decrease in average sales price without an offsetting increase in volume, could have a material adverse effect on the Company's business, financial condition and results of operations.

  In September 1997, Premiere entered into an agreement with Digitec 2000, Inc. ("Digitec") pursuant to which Digitec will act as a distributor to market and sell prepaid telephone cards. Under the terms of such agreement, Digitec agreed, starting January 1, 1998, to sell cards with a minimum retail value each month. In the event that Digitec has not sold all of the cards by August 31, 1998, Digitec will be obligated to pay Premiere an amount equal to the retail value of the unsold cards less commissions that would have been payable on such cards. Digitec is not currently selling the monthly minimum amount and no assurance can be given that Digitec will be able to sell the amount of cards that it is obligated to sell under the terms of such agreement. In the event that Digitec is unable to do so, the Company believes that it is unlikely that Digitec would have the financial resources available to it to make the payment required on August 31, 1998 under such agreement.

  Technological Change; Risk of Obsolescence; Dependence on New Services. The market for the Company's services is characterized by rapid technological change, frequent new product introductions and evolving industry standards. The Company's future success will depend in significant part on its ability to anticipate industry standards, continue to apply advances in technologies, enhance its current services, develop and introduce new services in a timely fashion, enhance its software and its computer telephony platform and compete successfully with products and services based on evolving or new technologies. The Company expects new products and services, and enhancements to existing products and services, to be developed and introduced which will compete with the services offered by the Company. Among the new and evolving technologies with which the Company expects to compete are notebook computers equipped with sound cards, fax modems and cellular modems, portable Internet appliances which would allow connection to the Internet over wireless networks and personal digital assistants with enhanced communications features. In addition, aspects of the Company's Orchestrate product line, which has been marketed to customers during the first quarter of 1998, is expected to compete within markets where larger companies are working to provide a unified messaging solution. The Company is also aware that products currently exist which provide text-to-voice e-mail conversion and "call connect/call screening" services.

  Through the recently completed Xpedite Merger, Premiere offers Enhanced Services. See "--Risks Associated with Expansion of Enhanced Document Distribution Services." Technological advances may result in the availability of new services, products or methods of electronic document delivery that could compete with the electronic document distribution services currently provided by Premiere and Xpedite or decrease the cost of existing products or services which could enable Premiere's and/or Xpedite's established or potential customers to meet their own needs for electronic document distribution services more cost efficiently than through the use of Premiere or Xpedite or in the future through the use of the combined company's services. In addition, Premiere may experience difficulty integrating incompatible systems of acquired businesses into its network. There can be no assurance that Premiere will not be materially adversely affected in the event of such technological change or difficulty, or that changes in technology will not enable additional companies to offer services which could replace, or be more cost-effective than, some or all of the services offered now by Premiere or Xpedite or in the future by the combined company.

  The Voice-Tel Acquisitions constitute a significant investment by the Company in a private frame relay network architecture. Alternative architectures currently exist, and technological advances may result in the development of additional network architectures. There can be no assurance that the telecommunications industry will not standardize on a protocol other than frame relay or that the Company's frame relay architecture will not become obsolete. Such events would require the Company to invest significant capital in upgrading or replacing its private frame relay network and could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company must continually introduce new products in response to evolving industry standards and customer demands for enhancements to the Company's existing products. One such new product is Orchestrate, which is operational and has been available in limited release. The Company anticipates commencing marketing of the Orchestrate product during the second quarter of 1998. The Company believes that its competitors have not yet developed a publicly available network-based product which incorporates all of the functionalities of Orchestrate, although the Company's competitors have developed products which the Company believes offer some, but not all, of the bundled services offered through Orchestrate . There can be no assurance that: (i) the Company will be successful in developing and marketing service enhancements or new services that respond to these or other technological changes or evolving industry standards; (ii) the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of its services, including Orchestrate; or (iii) its new services and the enhancements thereto, including Orchestrate, will adequately meet the requirements of the marketplace and achieve market acceptance. Delays in the introduction of new services, the inability of the Company to develop such new services or the failure of such services to achieve market acceptance could have a material adverse effect on the Company's business, financial condition and results of operations.

  Uncertainty of Market Acceptance of Computer Telephony. The Company's future success depends upon the market acceptance of its existing and future computer telephony product lines and services. Computer telephony integrates the functionality of telephones and computers and thus represents a departure from standards for information and telecommunications services. Market acceptance of computer telephony products and services generally requires that individuals and enterprises accept a new way of exchanging information. The Company believes that broad market acceptance of its computer telephony product lines and services will depend on several factors, including ease of use, price, reliability, access and quality of service, system security, product functionality and the effectiveness of strategic marketing and distribution relationships. There can be no assurance that the Company's computer telephony products and services will achieve broad market acceptance or that such market acceptance will occur at the rate which the Company currently anticipates. A decline in the demand for, or the failure to achieve broad market acceptance of, the Company's computer telephony product lines and services would have a material adverse effect on the Company's business, financial condition and results of operations.

  Limited Protection of Proprietary Rights and Technology. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company's proprietary rights and technology. The Company's proprietary rights and technology include confidential information and trade secrets which the Company attempts to protect through confidentiality and nondisclosure provisions in its licensing, services, reseller and distribution agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the term of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement, typically one to two years at a minimum. Although the Company is not aware of any current or previous infringement of its proprietary rights and technology, there can be no assurance that the Company's means of protecting its proprietary rights and technology will be adequate or that the Company's competitors will not independently develop similar technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as the laws of the U.S.

  Risks of Infringement Claims. Many patents, copyrights and trademarks have been issued in the general areas of information and telecommunications services and computer telephony. The Company believes that in the ordinary course of its business third parties will claim that the Company's current or future products or services infringe the patent, copyright or trademark rights of such third parties. No assurance can be given that actions or claims alleging patent, copyright or trademark infringement will not be brought against the Company with respect to current or future products or services, or that, if such actions or claims are brought, the Company will ultimately prevail. Any such claiming parties may have significantly greater resources than the Company to pursue litigation of such claims. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved products and services, require the Company to enter into royalty or licensing agreements, or cause the Company to discontinue use of the challenged technology, tradename or service mark at potentially significant expense to the Company associated with the marketing of a new name or the development or purchase of replacement technology, all of which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  In October 1996, VTE received a letter from a third party claiming that certain aspects of VTE's products and services may be infringing upon one or more of the third party's patents. The Company has reviewed the patent claims of the third party and does not believe that the Company's products or services infringe on the claims of the third party. No patent infringement claims against the Company have been filed by the third party at this time. Should the third party file patent infringement claims against the Company, the Company believes that it would have meritorious defenses to any such claims. However, due to the inherent uncertainties of litigation, the Company is unable to predict the outcome of any potential litigation with the third party, and any adverse outcome could have a material adverse effect on the Company's business, results of operations or financial condition. Even if the Company were to ultimately prevail, the Company's business could be adversely affected by the diversion of management attention and litigation costs. Because of this risk, the Company withheld in escrow approximately 123,000 shares of Common Stock from the purchase price of VTE and VTN. This escrow arrangement terminates in April 2000. There can be no assurance that such escrow will be sufficient to fully cover the Company's exposure in the event of litigation or an adverse outcome to the potential infringement claims.

  In May 1997, Premiere received a letter from a manufacturer and marketer of certain telecommunications equipment asserting that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by three patents held by that company and inviting Premiere to obtain a license. Premiere has preliminarily reviewed the subject patents and, based on that review, presently believes that its products and services currently being marketed do not infringe these patents. Premiere intends, however, to conduct a further review of these two patents in order to determine whether it would be helpful to its future products and services to license the patents. If Premiere ultimately determines that it is infringing these patents, or any one of them, it could seek to license the technology or discontinue using it and employ an alternate technology. There can be no assurance that Premiere would be able to license the technology on commercially reasonable terms or that it could easily and inexpensively migrate to a new call reorganization technology. Premiere's call reorganization service is only one service that it offers, and management does not believe that this service is critical to the marketing of Premiere's overall suite of services. Consequently, Premiere does not believe that its inability to license the technology or migrate to a new technology would have a material adverse effect on its business, financial condition and results of operations. No claim has been asserted beyond this letter, but no assurance can be given that the third party will not commerce an infringement action against Premiere. If a patent infringement claim is brought against Premiere, there can be no assurance that Premiere would prevail and any adverse outcome could have a material adverse effect on Premiere's business, financial condition and results of operations.

  In May 1997, the Company received a letter from counsel for a provider of goods and services in the telecommunications field objecting to the Company's use of the phrase "personal assistant" based on that company's federally registered "personal assistant" service mark. On June 18, 1997, counsel for the Company responded to the objections, noting that the Company did not intend to use, nor would it use in the future, the words "personal assistant" as a trademark or service mark, but instead would merely use these words to describe the nature of its product. The Company has not heard anything further from the potential claimant and believes that the matter has been resolved.

  In July 1997, the Company received a letter from counsel for a French publishing company objecting to the Company's use of the "Premiere" trademark. Based on, among other things, the type of business in which the French company is engaged and the unlikelihood that the Company will engage in competitive activities using the Premiere mark in France, the Company believes that no action will be brought. Due to the inherent uncertainties of litigation, however, the Company is unable to predict the outcome of any potential litigation with the French company, and any adverse outcome could have a material effect on the Company's business, financial condition and results of operations. Even if the Company were to prevail in such a challenge, the Company's business could be adversely affected by the diversion of management attention and litigation costs.

  In February 1997, the Company entered into a long-term nonexclusive license agreement with AudioFAX settling a patent infringement suit filed by AudioFAX in June 1996. In the third quarter of 1996, the Company took a one-time charge for the estimated legal fees and other costs that the Company expected to incur to resolve this matter. In September 1997, VoiceCom also entered into a long-term nonexclusive license agreement with AudioFAX.

  In July 1996, Xpedite received a letter from counsel for AudioFAX, which informed Xpedite that AudioFAX is the owner of certain U.S. and Canadian patents relevant to the fax processing business, and inquired as to Xpedite's interest in obtaining a license to use these patents. The Company is currently negotiating with AudioFAX with respect to entering into a long-term, non-exclusive license for use of these patents by Xpedite. In the event Premiere is unable to enter into a license agreement with Audio FAX, the Company cannot predict the outcome of this matter, including but not limited to whether or not AudioFAX will commence a lawsuit against Xpedite. There can be no assurance that the resolution of such matter will not have a material adverse effect on Premiere's business, financial condition and results of operations.

  Uncertainty of Strategic Relationships. A principal element of the Company's strategy is the creation and maintenance of strategic relationships that will enable the Company to offer its services to a larger customer base than the Company could otherwise reach through its direct marketing efforts. The Company has experienced growth in its existing strategic relationships during 1996 and 1997 and has entered into or initiated new strategic relationships with several companies, including WorldCom, American Express and CompuServe. Although the Company intends to continue to expand its direct marketing channels, the Company believes that strategic partner relationships may offer a potentially more effective and efficient marketing channel. Consequently, the Company's success depends in part on the ultimate success of these relationships and on the ability of these strategic partners to market the Company's services effectively. Failure of one or more of the Company's strategic partners to successfully develop and sustain a market for the Company's services, or the termination of one or more of the Company's relationships with a strategic partner, could have a material adverse effect on the Company's overall performance. The telecommunications industry is experiencing rapid consolidation. Recently WorldCom, which is a strategic partner of the Company, entered into an agreement to acquire MCI, which competes with the Company with respect to certain services. Consolidation in the communications industry, including consolidations involving the Company's customers and strategic partners, could have a material adverse effect on the Company's business, financial condition and results of operations.

  In November 1996, the Company entered into a strategic alliance agreement with WorldCom, whereby WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide certain enhanced computer telephony services for a period of at least 25 years. In connection with this agreement, the Company issued to WorldCom 2,050,000 shares of Common Stock valued at approximately $25.2 million (based on an independent appraisal) and paid WorldCom $4.7 million in cash. The Company recorded the value of this agreement as an intangible asset. While the Company believes that the intangible asset will be recovered over the life of the agreement, this recoverability is dependent upon the success of the strategic relationship. The Company will continually evaluate the realizability of the intangible asset recorded, and there can be no assurance that future evaluations will not require a write-down of this asset.

  Although the Company views its strategic relationships as a key factor in its overall business strategy and in the development and commercialization of its services, there can be no assurance that its strategic partners view their relationships with the Company as significant for their own businesses or that they will not reassess their commitment to the Company in the future. The Company's arrangements with its strategic partners do not always establish minimum performance requirements for the Company's strategic partners, but instead rely on the voluntary efforts of these partners in pursuing joint goals. Certain of these arrangements prevent the Company from entering into strategic relationships with other companies in the same industry as the Company's strategic partners, either for specified periods of time or while the arrangements remain in force. In addition, even when the Company is without contractual restriction, it may be restrained by business considerations from pursuing alternative arrangements. The ability of the Company's strategic partners to incorporate the Company's services into successful commercial ventures will require the Company, among other things, to continue to successfully enhance its existing services and develop new services. The Company's inability to meet the requirements of its strategic partners or to comply with the terms of its strategic partner arrangements could result in its strategic partners failing to market the Company's services, seeking alternative providers of communications and information services or canceling their contracts with the Company, any of which could have a material adverse impact on the Company's business, financial condition and results of operations.

  Dependence on Licensing and Strategic Relationships. The Company has licensing relationships with companies that have chosen to outsource part or all of their communications card services to Premiere. License fees accounted for approximately 7.0% of Premiere's revenues in 1996 and 11.8% of Premiere's revenues during 1997. One licensee, Communications Network Corporation ("CNC"), accounted for approximately 19.6% of Premiere's 1996 license fees and approximately 1.4% of the Company's total 1996 revenues. On August 6, 1996, CNC was placed into bankruptcy under Chapter 11 of the United States Bankruptcy Code. CNC owed the

Company approximately $627,000 as of December 31, 1996. However, CNC's transmission provider, WorldCom Network Services, Inc., d/b/a WilTel, is also obligated to pay this amount to the Company. In addition, WorldCom accounted for approximately 43.5% of the Company's 1996 license fees and approximately 3.0% of the Company's total 1996 revenues, and approximately 66.8% of the Company's license fees and 7.8% of the Company's total 1997 revenues. The Company believes that through a combination of new licensing agreements, the strategic alliance agreement with WorldCom and increased revenues from existing licensees, the Company has replaced all of the anticipated CNC revenue.

  The Company intends to increase its number of licensees and its licensee transaction volume in the future. The Company's success depends in part upon the ultimate success or failure of its licensees. The telecommunications industry is intensely competitive and rapidly consolidating. The majority of companies that have chosen to outsource communications card services to Premiere are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry. Licensees that ceased doing business with Premiere due to financial difficulties contributed in the aggregate approximately $2.9 million of Premiere's 1996 revenues. Although the Company was able to add new licensees in 1996 and the first three quarters of 1997, there can be no assurance that the failure of one or more of the Company's licensees to develop and sustain a market for the Company's services, or termination of one or more of the Company's licensing relationships, will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Year 2000 Problem. It is possible that a significant portion of the Company's currently installed computer systems, software products, billing systems, telephony platforms, networks, database or other business systems (hereinafter referred to collectively as "Systems"), or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company is currently in the process of evaluating its Systems to determine whether or not modifications will be required to prevent problems related to the Year 2000. There can be no assurance that the Company will identify all such Year 2000 problems in its Systems or those of its customers or vendors, including network transmission providers, in advance of their occurrence or that the Company will be able to successfully remedy any problems that are discovered. In addition, the Company is dependent upon third parties for transmission of its calls and other communications. There can be no assurance that these third party providers will identify and remedy any Year 2000 problems in their transmission facilities. The expenses of the Company's efforts to identify and address such problems, the expenses or liabilities to which the Company may be subject as a result of such problems, or the failure of third party providers of transmission facilities, could have a material adverse effect on the Company's business, financial condition and results of operations. The financial stability of existing customers may be adversely impacted by Year 2000 problems which could have a material adverse impact on the Company's revenues. In addition, failure of the Company to identify and remedy Year 2000 problems could put the Company at a competitive disadvantage relative to companies that have corrected Year 2000 problems.

  Risks of Leverage. In connection with the issuance of its convertible notes to the public on June 30 and July 30, 1997 (the "Convertible Notes"), Premiere incurred $172.5 million in indebtedness. As a result of this increased leverage, Premiere's principal and interest obligations have increased substantially. The degree to which Premiere is leveraged could adversely affect Premiere's ability to obtain additional financing for working capital, acquisitions or other purposes and could make it more vulnerable to economic downturns and competitive pressures. Premiere's increased leverage could also adversely affect its liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements, and in the event of a cash shortfall, Premiere could be forced to reduce other expenditures and forego potential acquisitions to be able to meet such requirements. The indenture related to the Convertible Notes does not contain any financial covenants or any other agreements restricting the payments of dividends, the repurchase of securities of Premiere, the issuance of additional equity or the incurrence of additional indebtedness. In December 1997, Xpedite entered into a credit agreement with certain banks which provides a $150 million revolving credit facility, a $70 million portion of which is available for pound sterling borrowings. All borrowing under this Credit Agreement becomes due and payable on December 16, 1998. Substantially all of the assets of Xpedite collateralize the revolving credit facility. The credit agreement also contains certain financial covenant provisions.

  Shares Eligible for Future Sale; Registration Rights. As of March 26, 1998, the Company had approximately 45,260,000 shares of Common Stock outstanding (including 329,840 Exchangeable Non-Voting Shares of Voice-Tel Canada Limited, a subsidiary of the Company (the "Exchangeable Shares"), which are convertible at any time into a like number of shares of Common Stock and approximately 10,984,000 shares issued or issuable in connection with the Xpedite Merger. Of these shares, approximately 31,348,000 shares of Common Stock are freely transferable without restriction or limitation under the Securities Act. The remaining shares (approximately 13,912,000 shares) are "restricted securities" ("the Restricted Shares") within the meaning of Rule 144 ("Rule 144") adopted under the Securities Act. Approximately 7,032,000 Restricted Shares are immediately eligible for sale in the public market pursuant to Rule 144. Beginning on April 30, 1998 and September 30, 1998, approximately 6,434,000 additional shares and approximately 446,000 additional shares, respectively, will be eligible for sale pursuant to Rule 144, subject to the volume, manner of sale and notice requirements of Rule 144. The Company is aware that Mr. D. Gregory Smith, the beneficial owner of approximately 1.8 million shares, executed a letter agreement with a third party broker that restricts his ability to sell or offer for sale any shares of Common Stock of Premiere until December 5, 1998 without the consent of the third party. There can be no assurance such third party will not give its consent to the sale of shares of Common Stock by Mr. Smith or will enforce its rights under such agreement.

  As of December 31, 1997 options and warrants to purchase an aggregate of approximately 7,413,000 shares of Common Stock were outstanding, of which options and warrants to purchase approximately 3,302,000 shares of Common Stock are vested and immediately exercisable. Substantially all of the shares issuable upon the exercise of outstanding options and warrants will be eligible for immediate resale, if and when issued, under Rule 701 adopted under the Securities Act or pursuant to Registration Statements on Form S-8. In addition, an aggregate of approximately 543,000 shares of Common Stock are issuable upon the exercise of options and warrants previously granted by Xpedite and converted into the right to acquire Premiere Common Stock in the Merger. The Company intends to file a Registration on Form S-8 to register the share issuable upon the exercise of the options and warrants assumed in the Merger.

  The Convertible Notes are convertible into a maximum of approximately 3,227,000 shares of Common Stock at any time prior to final maturity at a conversion price of $33.00 per share, subject to adjustment. The Convertible Notes and the Common Stock issuable upon conversion of the Convertible Notes are currently registered for resale under the Securities Act and may be resold pursuant to such registration statement.

  Excluding certain holders of shares of Common Stock issued in connection with the Xpedite Merger discussed below, the holders of approximately 10,641,494 shares of Common Stock and their permitted transferees are entitled to certain rights with respect to the registration of such shares under the Securities Act.

  Prior to the Company's initial public offering in March 1996, the Company granted certain registration rights to holders of convertible preferred stock and warrants. Although these contractual rights remain in force, the shares subject to such registration rights may be freely disposed of pursuant to Rule 144 under the Securities Act.

  Subsequent to the Company's initial public offering, the Company has granted registration rights in connection with the Company's execution of a strategic alliance agreement with WorldCom, and the Company's acquisitions of TeleT Communications, LLC ("TeleT"), the Voice-Tel Entities and VoiceCom. In each of these instances, the Company is required to notify the holders of the Company's intent to register any of its Common Stock under the Securities Act and allow such holders an opportunity to include their shares of Common Stock in the Company's registration; provided, however, that (i) with respect to WorldCom and VoiceCom such notice must be given only if the Company intends to register and sell newly issued shares; (ii) with respect to CMG@Ventures, L.P. ("CMG"), such notice must be given only if 20% of the shares held by CMG remain outstanding; and (iii) with respect to the former owners of the Voice-Tel Entities, such notice must be given only until April 30, 1998. These registration rights are subject to certain limitations and restrictions, including the right of the underwriters of an underwritten offering to limit the number of shares offered in such registration if such underwriter determines that the number of shares requested to be registered cannot be underwritten. In addition, the Company agreed to file a shelf registration statement for the former holders of VoiceCom within 30 days after the filing of this Annual Report on Form 10-K, and use reasonable commercial efforts to have the registration statement declared effective as soon as practicable thereafter.

  WorldCom has a one-time right to require the Company to file a registration statement under the Securities Act, provided that such request is made: (i) between November 13, 1998 and November 13, 1999; or (ii) within 60 days from the date of a change in control of Premiere, the termination of Boland T. Jones as an executive officer or the termination of the strategic alliance agreement with WorldCom if the events described in clause (ii) occur prior to November 13, 1999. In addition, the registration must be with respect to such minimum number of shares of Common Stock having an aggregate proposed offering price equal to $10.0 million.

  With respect to the former owners of the Voice-Tel Entities, the Company agreed to file a shelf registration statement (the "Voice-Tel Shelf") as soon as practicable following December 15, 1997 to include any shares of Common Stock then held by the former owners of the Voice-Tel Entities. The Company exercised certain contractual rights to postpone this requirement for up to 90 days. The Company has received requests to register approximately 4.5 million shares of Common Stock and is using its commercially reasonable efforts to file the Voice-Tel Shelf as soon as practicable.

  The shares of Premiere Common Stock issued in connection with the Xpedite Merger were registered under the Securities Act and, unless issued to affiliates of Xpedite as of the date of the Xpedite stockholders meeting to consider the Xpedite Merger, are freely transferable without restriction or limitation under the Securities Act.

  For a period of three months commencing 30 days after financial results covering at least 30 days of combined operations of Premiere and Xpedite have been published, each person who is precluded by the Securities Act from selling or disposing of all of their shares of Premiere Common Stock received in the Xpedite Merger within one calendar quarter (a "Large Stockholder") will have a one-time right to require Premiere to file a registration statement under the Securities Act relating to all or part of their registrable securities (an "Xpedite Demand Registration"). Premiere is obligated to use its commercially reasonable efforts to effect an Xpedite Demand Registration as soon as reasonably practical after the request is made, except that Premiere has the right, under certain circumstances, to delay the effective date of a registration statement or any sales thereunder for a period not to exceed 120 days from the date of the request for registration. In addition, Premiere is not obligated to effect an Xpedite Demand Registration (i) for less than one million shares or (ii) within three months of a Large Stockholder selling any registrable securities pursuant to an Xpedite Piggyback Registration (defined below). Unless Premiere shall otherwise consent, any offering pursuant to an Xpedite Demand Registration shall be underwritten and Premiere shall select the underwriters and any additional investment bankers to be used.

  If Premiere proposes to file a registration statement under the Securities Act with respect to an offering for Premiere's own account (other than for offerings pursuant to certain acquisitions or employee benefit plans, non-underwritten offerings or offerings of certain convertible securities), or for the account of any holders of Premiere Common Stock other than the Large Stockholders (other than for non-underwritten offerings), any Large Stockholder may request registration under the Securities Act of all or part of its Registrable Securities on the same terms and conditions as Premiere or such other holders of Premiere Common Stock (an "Xpedite Piggyback Registration"). In the case of an Xpedite Piggyback Registration, Premiere has the right to terminate or withdraw any registration undertaken by it prior to the effectiveness of such registration whether or not any Large Stockholder has elected to include registrable securities in such registration.

  No prediction can be made as to the effect, if any, that the availability of additional shares for sale will have on the market prices of the Common Stock prevailing from time to time. Nevertheless, sales of substantial amounts of the Common Stock in the public market could adversely affect prevailing market prices of the Common Stock and the ability of the Company to raise equity capital in the future.

  Potential Adverse Impact of Pending Litigation. In the ordinary course of its business, the Company is subject to claims and litigation from third parties alleging that the Company's products and services infringe the patents, trademarks and copyrights of such third parties. See "--Risk of Infringement Claims." The Company has several litigation matters pending not involving infringement claims, as described below, which the Company is defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  On January 21, 1997, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company, PCI and the Company's president, Boland T. Jones, in the Superior Court of Fulton County, Georgia ("Civil Action"). As of December 2, 1997, the Company, PCI and Mr. Jones entered into a settlement agreement with Mr. Bott which settled and disposed of Mr. Bott's claims in connection with this litigation. On December 12, 1997, Mr. Elliott and CRS filed a Second Amended Complaint against Premiere and Boland T. Jones in the Civil Action. The first count seeks an accounting of commissions that Mr. Elliott and CRS allege may be due to them under a sales commission agreement between CRS and Premiere. The second count seeks options for 72,000 shares of Premiere Common Stock that Mr. Elliott and CRS claim are due to them, or damages in the alternative. The third count seeks to recover the Plaintiffs' reasonable attorneys' fees. In the Second Amended Complaint, the remaining plaintiffs have dropped their prior request for punitive damages. The Company believes it has meritorious defenses to Mr. Elliott's and CRS' remaining allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. The settlement with Mr. Bott will not have a material adverse effect on the Company's business, financial condition or results of operations.

  On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's request to intervene and has transferred the remainder of the Intervention Suit to the Bankruptcy Case. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the bankruptcy trustee (the "Trustee") and PCI have reached a tentative settlement on all issues between the parties, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a proposed plan of reorganization (the "Plan") filed by the Trustee with the Bankruptcy Court, which is also subject to Bankruptcy Court approval. Based upon hearings before the Bankruptcy Court, the Trustee filed on November 18, 1997, a motion requesting approval of the settlement to accompany the Plan. If only the settlement is approved, PCI will obtain a release from the Trustee and the Trustee will dismiss the Intervention Suit in consideration of PCI making a cash payment of $1,200,000 to the Trustee. If the Plan is subsequently approved by the Court, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in Premiere's favor against possible nuisance suits relating to the CNC business. The Company has previously taken a reserve for the settlement and Plan payments. If the outcome of this matter is adverse to PCI, the settlement is not approved and the Trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

  On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX (the "Defendants") in the Eastern District of New York, United States District Court (the "Al-Khatib lawsuit"). Plaintiffs contend that, during 1996, PCI, certain officers of PCI and the other Defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other Defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reaons it believes the lawsuit should be dismissed. PCI has also filed a motion for sanctions under Federal Rule of Civil Procedure 11. PCI believes that it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same. Due to the inherent uncertainties of the judicial system, the Company is not able to predict the outcome of the Al-Khatib lawsuit. If the Al-Khatib lawsuit is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  On July 8, 1997, various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiff's seek, inter alia, damages of $2,030,040 and an accounting of royalties. On September 29, 1997. Xpedite filed a motion to dismiss the complaint. The court subsequently elected to treat this motion as a motion for summary judgment. The motion has been fully briefed by both parties, and oral argument is currently scheduled for April 3, 1998. To date, no discovery has been taken in this action.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite Systems, Inc. ("Xpedite") and certain of its alleged current and former officers, directors, agents and representatives. The lawsuit is styled Rudolf R. Nobis and Constance Nobis v. Edward Angrisani, et al., Civil Action File No. UNN-L-113698, Superior Court of New Jersey Law Division: Union County. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs' claims against Xpedite include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, conspiracy, interference with economic advantage and liability for ultra vires acts. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of $4,845,953.13, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite intends to file and answer denying the material allegations of the complaint and asserting various affirmative defenses and a motion to dismiss the counts of the complaint against it. Premiere believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on Xpedite's business, operating results and financial condition.

  Dependence on Switching Facilities and Computer Telephony Platforms; Damage, Failure and Downtime. The Company currently maintains switching facilities and computer telephony platforms in Atlanta, Georgia, Dallas, Texas and London, England. The Company's network service operations are dependent upon its ability to protect the equipment and data at its switching facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. The Company has taken precautions to protect itself and its subscribers from events that could interrupt delivery of the Company's services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded backup hardware and fire protection systems. The Company's network is further designed such that the data on each network server is duplicated on a separate network server. Notwithstanding such precautions, and although the Company has not experienced any significant downtime of its network in the last three years due to technical failures, natural disasters or similar events, there can be no assurance that a fire, act of sabotage, technical failure, natural disaster or a similar event would not cause the failure of a network server and its backup server, other portions of the Company's network or one of the switching facilities as a whole, thereby resulting in an interruption of the Company's services. Such an interruption could have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company maintains business interruption insurance providing for aggregate coverage of approximately $10.8 million per policy year, there can be no assurance that the Company will be able to maintain its business interruption insurance, that such insurance will continue to be available at reasonable prices or that such insurance will be sufficient to compensate the Company for losses it experiences due to the Company's inability to provide services to its subscribers.

  Factors Affecting Operating Results; Potential Fluctuations in Quarterly Results. The Company's operating results have varied significantly in the past and may vary significantly in the future. Special factors that may cause the Company's future operating results to vary include: (i) the unique nature of strategic relationships into which the Company may enter in the future; (ii) changes in operating expenses resulting from such strategic relationships and other factors; (iii) the continued acceptance of the Company's licensing program; (iv) the financial performance of the Company's licensees; (v) the timing of new service announcements; (vi) market acceptance of new and enhanced versions of the Company's services; (vii) potential acquisitions;
(viii) changes in legislation and regulation that may affect the competitive environment for the Company's communications services; and (ix) general economic and seasonal factors.

  In the future, revenues from the Company's strategic relationships may become an increasingly significant portion of the Company's total revenues. Due to the unique nature of each strategic relationship, these relationships may change the Company's mix of expenses relative to revenues.

  Quarterly revenues are difficult to forecast because the market for the Company's services is rapidly evolving. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenue levels are below expectations, the Company may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the market price of the Company's Common Stock will likely be materially adversely affected.

  Risk of Software Failures or Errors. The software developed and utilized by the Company in providing its services, including the Orchestrate software, may contain undetected errors. Although the Company generally engages in extensive testing of its software prior to introducing the software onto its network, there can be no assurance that errors will not be found in the software after the software goes into use. Any such error may result in partial or total failure of the Company's network, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of subscribers to use Premiere's network or the cancellation by subscribers of their service with

Premiere, any of which could have a material adverse effect on the Company. The Company maintains technology errors and omissions insurance coverage of $10.0 million per policy aggregate. However, there can be no assurance that the Company will be able to maintain its technology errors and omissions insurance, that such insurance will continue to be available at reasonable prices or will be sufficient to compensate the Company for losses it experiences due to the Company's inability to provide services to its subscribers.

  Dependence upon Telecommunication Providers; No Guaranteed Supply. The Company does not own a transmission network and, accordingly, depends on WorldCom, LCI International Telecom Corp. ("LCI"), MCI, Sprint, The Telephone Company of Central Florida and other facilities-based and non-facilities based carriers for transmission of its subscribers' long distance calls. These long distance telecommunications services generally are procured pursuant to supply agreements for terms of three to five years, subject to earlier termination in certain events. Certain of these agreements provide for minimum purchase requirements. Further, the Company is dependent upon LECs for call origination and termination. If there is an outage affecting one of the Company's terminating carriers, the Company's platform automatically switches calls to another terminating carrier if capacity is available. The Company has not experienced significant losses in the past due to interruptions of service at terminating carriers, but no assurance can be made in this regard in the future. The Company's ability to maintain and expand its business depends, in part, on its ability to continue to obtain telecommunication services on favorable terms from long distance carriers and the cooperation of both interexchange and LECs in originating and terminating service for its subscribers in a timely manner. The partial or total loss of the ability to receive or terminate calls would result in a loss of revenues by the Company and could lead to a loss of subscribers, which could have a material adverse effect on the Company.

  The Company leases capacity on the WorldCom backbone to provide connectivity and data transmission within the Company's private data network. The lease agreement expires in September 2000. The Company's hub equipment is collocated at various WorldCom sites pursuant to co-location agreements that are terminable by either party upon 30 days written notice. The Company's ability to maintain network connectivity is dependent upon its access to transmission facilities provided by WorldCom or an alternative provider. The Company has no assurance that it will be able to continue such relationship with WorldCom beyond the terms of its current agreements with WorldCom or that it will be able to find an alternative provider on terms as favorable as those offered by WorldCom or on any other terms. If the Company were required to relocate its hub equipment or change its network transmission provider, it could experience shutdowns in its service and increase costs which could have a material adverse effect on its customer relationships and customer retention and, therefore, its business, financial condition and results of operations.

  Reliance on Supplier of Voice Messaging Equipment. The Company does not manufacture voice messaging equipment used at its voice messaging service centers, and such equipment is currently available from a limited number of sources. Although the Company has not historically experienced any significant difficulty in obtaining equipment required for its operations and believes that viable alternative suppliers exist, no assurance can be given that shortages will not arise in the future or that alternative suppliers will be available. The inability of the Company to obtain this equipment could result in delays or reduced delivery of messages which would materially and adversely affect the Company's business, financial condition and results of operations.

  Regulation. Various regulatory factors affect the Company's financial performance and its ability to compete. The Company's operating subsidiaries that provide regulated long distance telecommunications services ("Operating Subsidiaries") are subject to regulation by the FCC and by various state public service and public utility commissions ("PUCs"), and are otherwise affected by regulatory decisions, trends and policies made by these agencies. FCC rules currently require interexchange carriers to permit resale of their transmission services. FCC rules also require LECs to provide all interexchange carriers with equal access to local exchange facilities for purposes of origination and termination of long distance calls. If either or both of these requirements were eliminated, the Company could be adversely affected. Moreover, the underlying carriers that provide services to the Operating Subsidiaries or that originate or terminate the Operating Subsidiaries' traffic may increase rates or experience disruptions in service due to factors outside the Company's control, which could cause the Operating Subsidiaries to experience increases in rates for telecommunications services or disruptions in transmitting their subscribers' long distance calls.

  PCI, one of the Operating Subsidiaries, has made the requisite filings with the FCC to provide interstate and international long distance services. VoiceCom Systems, Inc. ("VCOM"), another Operating Subsidiary, is in the process of making the requisite filings with the FCC to provide interstate and international long distance services. There can be no assurance that the FCC will approve VCOM's filings. Failure by VCOM to comply with FCC requirements in connection with its provision of interstate and international long distance services could have a material adverse effect on the Company's or on VCOM's business, financial condition and results of operation.

  In order to provide intrastate long distance service, the Operating Subsidiaries generally are required to obtain certification from state PUCs, to register with such state PUCs or to be found exempt from registration by such state PUCs. Each of PCI and VCOM has either filed the applications necessary to provide intrastate long distance telecommunications services throughout the United States or is in the process of filing such applications. To date, PCI is authorized to provide long distance telecommunications services in 46 states and in the District of Columbia and is seeking authorization to provide long distance telecommunications services in four states. With the exception of three states, Colorado, Michigan and Arizona, in which PCI's applications to provide operator service (i.e., "0+") are pending, PCI is authorized to provide operator service in each state where PCI provides long distance telecommunications service. VCOM, on the other hand, is authorized to provide long distance telecommunications services in 13 states and in the District of Columbia and is in the process of filing applications for certificates to provide long distance telecommunications services in 37 states. The Operating Subsidiaries' facilities do not prevent subscribers from using the facilities to make long distance calls in any state, including states in which the Operating Subsidiaries currently are not authorized to provide intrastate telecommunications services and operator services. There can be no assurance that the Operating Subsidiaries' provision of long distance telecommunications and operator services in states where the Operating Subsidiaries are not authorized to provide such services will not have a material adverse effect on the Company's or on the Operating Subsidiaries' business, financial condition and results of operations.

  The 1996 Act is intended to increase competition in the long distance and local telecommunications markets. The 1996 Act opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent LECs, including the RBOCs. The 1996 Act allows RBOCs to provide long distance service outside of their local service territories but bars them from immediately offering in-region interLATA long distance services until certain conditions are satisfied. An RBOC must apply to the FCC to provide in-region interLATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that RBOCs open their own local markets to competition before the FCC will approve such application. Further, while the FCC has final authority to grant or deny such RBOC application, the FCC must consult with the Department of Justice to determine if, among other things, the entry of the RBOC would be in the public interest, and with the relevant state to determine if the pro-competitive criteria have been satisfied. While the FCC has yet to grant any RBOC inter-LATA application, the Company is unable to determine how the FCC will rule on any such applications in the future.

  In response to a constitutional challenge filed by SBC Communications Inc., the United States District Court for the Northern District of Texas found the 1996 Act's restrictions on RBOC interLATA services to be an unconstitutional bill of attainder, but stayed the effect of its decision pending further appeal. As a result of the 1996 Act and if the interLATA restrictions are ultimately struck down, the Company may experience increased competition from others, including the RBOCs. In addition, the Operating Subsidiaries may be subject to additional regulatory requirements and fees, including universal service assessments and payphone compensation surcharges resulting from the implementation of the 1996 Act.

  In conducting its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Congress has held hearings regarding, and various agencies are considering, whether to regulate providers of services and transactions in the electronic commerce market. For example, the Federal

Reserve recently completed a study, directed by Congress, regarding the propriety of applying Regulation E to stored value cards. The Department of Treasury recently promulgated proposed rules applying record keeping, reporting and other requirements to a wide variety of entities involved in electronic commerce. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's proposed international activities also will be subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation.

  Risks Associated with International Expansion. A key component of the Premiere strategy is its planned expansion into international markets. In 1996, the Company opened a POP site in London, England which is currently being upgraded to a full switching facility and computer telephony platform. In addition, the Company intends to pursue long term strategic relationships with European partners. Premiere also intends to establish high speed client/server networks of personal computers (called "Telnodes") and PCs utilizing the Company's proprietary software (called "Network Managers") in Canada, New Zealand and potentially other countries in 1998. The Company currently has voice messaging service centers in Canada, Australia, New Zealand and Puerto Rico, If international revenues are not adequate to offset the expense of establishing and maintaining these international operations, Premiere's business, financial condition and results of operations could be materially adversely affected. To date, Premiere has only limited experience in marketing and distributing its services internationally. There can be no assurance that Premiere will be able to successfully establish the proposed international Telnodes and Network Managers or to market, sell and deliver its services in international markets. In addition to the uncertainty as to Premiere's ability to expand its international presence, there are certain difficulties and risks inherent in doing business on an international level, such as burdensome regulatory requirements and unexpected changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences. The Company denominates foreign transactions in foreign currency and does not engage in hedging transactions. The Company has not experienced any material losses from fluctuations in currency exchange rates, but there can be no assurance that the Company will not incur material losses due to currency exchange rate fluctuations in the future.

  Premiere recently completed the Xpedite Merger. A significant portion of Xpedite's business is conducted outside the United States and a significant portion of its revenues and expenses are derived in foreign currencies. Accordingly, Xpedite's results of operations may be materially affected by fluctuations in foreign currencies. Many aspects of Xpedite's international operations and business expansion plans are subject to foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of Xpedite within such governments' countries, including increased tariffs. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to Xpedite's operations and growth strategy.

  Risks Associated with Expansion of Enhanced Document Distribution
Services. Premiere intends to accelerate growth of Enhanced Document Distribution Services throughout the world by expansion of Xpedite's proprietary private world-wide document distribution network (the "Xpedite Network"), the integration of the Xpedite Network with Premiere's private frame relay network and computer telephony platform and the acquisition of entities engaged in the business of Enhanced Document Distribution Services. There can be no assurance that Premiere will be able to expand its ability to provide services at a rate or in a manner satisfactory to meet the demands of existing or future customers, including, but not limited to, increasing the capacity of the Xpedite Network to process increasing amounts of document traffic, integrating and increasing the capability of the Xpedite Network to perform tasks required by Premiere's customers or identifying and establishing alliances with new partners in order to enable Premiere to expand its network in new geographic regions. Such inability may adversely affect customer relationships and perceptions of Premiere in the markets in which it provides services, which could have a material adverse effect on Premiere's business, financial condition or results of operations. In addition, such growth will involve substantial investments of capital, management and other resources. There can be no assurance that Premiere will generate sufficient cash for future growth of the Enhanced Document Distribution Services business through earnings or external financings, or that such external financings will be available on terms acceptable to Premiere or that Premiere will be able to employ any such resources in a manner that will result in accelerated growth.

  Risk of loss from Returned Transactions; Fraud; Bad Debt; Theft of
Services. Premiere uses two principal financial payment clearance systems: the Federal Reserve's Automated Clearing House for electronic fund transfers; and the national credit card systems for electronic credit card settlement. In its use of these established payment clearance systems, Premiere generally bears credit risks similar to those normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. From time to time, persons have gained unauthorized access to Premiere's network and obtained services without rendering payment to Premiere by unlawfully using the access numbers and Personal Identification Numbers ("PINs") of authorized users. In addition, in connection with Premiere's wholesale prepaid telephone card relationships, Premiere has experienced unauthorized activation of prepaid telephone cards. No assurance can be given that losses due to unauthorized use of access numbers and PINs, unauthorized activation of prepaid calling cards or activation of prepaid calling cards in excess of the prepaid amount, or theft of prepaid calling cards will not be material. Premiere attempts to manage these risks through its internal controls and proprietary billing system. Premiere's computer telephony platform is designed to prohibit a single access number and PIN from establishing multiple simultaneous connections to the platform, and Premiere establishes preset spending limits for each subscriber. Premiere also maintains reserves for such risks. Past experience in estimating and establishing reserves and Premiere's historical losses are not necessarily accurate indicators of Premiere's future losses or the adequacy of the reserves established by Premiere in the future. Although Premiere believes that its risk management and bad debt reserve practices are adequate, there can be no assurance that Premiere's risk management practices, including its internal controls, or reserves will be sufficient to protect Premiere from unauthorized or returned transactions or thefts of services which could have a material adverse effect on Premiere's business, financial condition and results of operations.

  Anti-Takeover Effects of Certain Provisions of Articles of Incorporation, Bylaws and Georgia Law. The Board of Directors of the Company is empowered to issue preferred stock without shareholder action. The existence of this "blank-check" preferred could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. The Company's Articles of Incorporation, as amended (the "Articles"), divide the Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class will be elected each year. The classification of the Board of Directors could have the effect of making it more difficult for a third party to acquire control of the Company. The Company is also subject to certain provisions of the Georgia Business Corporation Code which relate to business combinations with interested shareholders. In addition to considering the effects of any action on the Company and its shareholders, the Company's Articles permit the Board of Directors and the committees and individual members thereof to consider the interests of various constituencies, including employees, customers, suppliers, and creditors of the Company, communities in which the Company maintains offices or operations, and other factors which such directors deem pertinent, in carrying out and discharging the duties and responsibilities of such positions and in determining what is believed to be in the best interests of the Company. See "Description of Capital Stock."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Public Accountants...................................   51
Consolidated Balance Sheets, December 31, 1997 and 1996....................   52
Consolidated Statements of Operations, Three Years Ended December 31, 1997.   53
Consolidated Statements of Shareholders' Equity (Deficit), Three Years
 Ended December 31, 1997...................................................   54
Consolidated Statements of Cash Flows, Three Years Ended December 31, 1997.   55
Notes to Consolidated Financial Statements.................................   56

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Premiere Technologies, Inc.:

  We have audited the accompanying consolidated balance sheets of PREMIERE TECHNOLOGIES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premiere Technologies, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997, 1996 and 1995 in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 3, 1998, except with respect
to Note 17, which is dated
February 27, 1998

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              1997      1996
                                                            --------  --------
                          ASSETS
CURRENT ASSETS
  Cash and equivalents..................................... $ 21,770  $ 15,936
  Marketable securities....................................  154,569    67,900
  Accounts receivable (less allowances of $3,303 and
   $1,435, respectively)...................................   20,719    14,604
  Prepaid expenses and other...............................    6,941     8,719
  Deferred income taxes, net...............................   25,715     4,168
                                                            --------  --------
    Total current assets...................................  229,714   111,327
                                                            --------  --------
PROPERTY AND EQUIPMENT, NET................................   63,577    46,181
                                                            --------  --------
OTHER ASSETS
  Deferred income taxes, net...............................    3,963     5,346
  Strategic alliances and investments, net.................   51,895    29,814
  Goodwill, net............................................   18,104     4,213
  Intangibles and other....................................    8,625     4,660
                                                            --------  --------
                                                            $375,878  $201,541
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable......................................... $ 30,704  $ 16,999
  Deferred revenue.........................................    7,139       419
  Accrued taxes............................................    9,745    10,472
  Accrued liabilities......................................   20,192    18,073
  Current maturities of long-term debt.....................    2,849    16,168
  Current portion of capital lease obligations.............    3,058     3,819
  Accrued restructuring and other special charges..........   19,845       --
                                                            --------  --------
    Total current liabilities..............................   93,532    65,950
                                                            --------  --------
LONG-TERM LIABILITIES
  Long-term debt...........................................      854    20,539
  Obligations under capital lease..........................    2,437     7,449
  Convertible subordinated notes, net of issue costs.......  167,270       --
  Other accrued liabilities................................   10,971     3,070
                                                            --------  --------
    Total long-term liabilities............................  181,532    31,058
                                                            --------  --------
COMMITMENTS AND CONTINGENCIES..............................      --        --
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value; 150,000,000 shares
   authorized, 34,100,018 and 31,645,386 shares issued and
   outstanding, respectively...............................      341       316
  Additional paid-in capital...............................  180,084   147,029
  Note receivable, shareholder.............................     (973)      --
  Accumulated deficit......................................  (78,638)  (42,812)
                                                            --------  --------
    Total shareholders' equity.............................  100,814   104,533
                                                            --------  --------
                                                            $375,878  $201,541
                                                            ========  ========

         Accompanying notes are integral to these financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                      THREE YEARS ENDED DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     1997      1996      1995
                                                   --------  --------  --------
REVENUES.......................................... $229,352  $197,474  $147,543
COST OF SERVICES..................................   63,974    55,601    43,868
                                                   --------  --------  --------
GROSS PROFIT......................................  165,378   141,873   103,675
                                                   --------  --------  --------
OPERATING EXPENSES
  Selling, general and administrative.............  101,308   108,603    83,719
  Depreciation and amortization...................   17,971    14,184    10,453
  Restructuring and other special charges.........   73,597    11,030       --
  Accrued settlement costs........................    1,500     1,250     2,500
                                                   --------  --------  --------
    Total operating expenses......................  194,376   135,067    96,672
                                                   --------  --------  --------
OPERATING INCOME (LOSS)...........................  (28,998)    6,806     7,003
                                                   --------  --------  --------
OTHER INCOME (EXPENSE)
  Interest, net...................................      (15)   (1,690)   (4,323)
  Gain on contract termination....................      --        --      1,193
  Other, net......................................      226      (286)      313
                                                   --------  --------  --------
    Total other income (expense)..................      211    (1,976)   (2,817)
                                                   --------  --------  --------
INCOME (LOSS) BEFORE INCOME TAXES.................  (28,787)    4,830     4,186
PROVISION FOR (BENEFIT FROM) INCOME TAXES.........   (3,412)    1,372        15
                                                   --------  --------  --------
NET INCOME (LOSS)................................. $(25,375) $  3,458  $  4,171
                                                   ========  ========  ========
BASIC NET INCOME (LOSS) PER SHARE................. $  (0.78) $   0.12  $   0.19
                                                   ========  ========  ========
DILUTED NET INCOME (LOSS) PER SHARE............... $  (0.78) $   0.11  $   0.17
                                                   ========  ========  ========



         Accompanying notes are integral to these financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                           SERIES A                                                                             TOTAL
                           (FORMERLY           ADDITIONAL     STOCK        NOTE        STOCK                SHAREHOLDERS'
                         SERIES 1994)   COMMON  PAID-IN-  SUBSCRIPTIONS RECEIVABLE   WARRANTS   ACCUMULATED     EQUITY
                        PREFERRED STOCK STOCK   CAPITAL    RECEIVABLE   SHAREHOLDER OUTSTANDING   DEFICIT     (DEFICIT)
                        --------------- ------ ---------- ------------- ----------- ----------- ----------- -------------
BALANCE, DECEMBER 31,
 1994.................      $ 3,907      $134   $ 24,046     $   (75)      $ --        $ 244     $(45,069)    $(16,813)
Common stock issued on
 subscription.........          --         56      2,306      (2,362)        --          --           --           --
Exercise of stock
 options..............          --          8        350         --          --          --           --           358
Income tax benefit
 from exercise of
 stock options........          --        --       2,622         --          --          --           --         2,622
Other equity
 transactions,
 primarily S-
 corporation
 distributions .......          --        --        (178)        --          --          --        (1,799)      (1,977)
Net income............          --        --         --          --          --          --         4,171        4,171
                            -------      ----   --------     -------       -----       -----     --------     --------
BALANCE, DECEMBER 31,
 1995.................      $ 3,907      $198   $ 29,146     $(2,437)      $ --        $ 244     $(42,697)    $(11,639)
Conversion of Series A
 Preferred Stock .....       (3,907)       31      3,876         --          --          --           --           --
Conversion of stock
 warrants.............          --          6        238         --          --         (244)         --           --
Payment of
 subscriptions
 receivable...........          --        --         --        2,437         --          --           --         2,437
Issuance of common
 stock:
 Initial public
  offering............          --         46     74,571         --          --          --           --        74,617
 Acquisition (TeleT)..          --          5      7,495         --          --          --           --         7,500
 Strategic investment
  (WorldCom)..........          --         21     25,174         --          --          --           --        25,195
 Exercise of stock
  options.............          --          9        308         --          --          --           --           317
Income tax benefit
 from exercise of
 stock options........          --        --       6,886         --          --          --           --         6,886
Other equity
 transactions,
 primarily S-
 corporation
 distributions .......          --        --        (665)        --          --          --        (3,573)      (4,238)
Net income............          --        --         --          --          --          --         3,458        3,458
                            -------      ----   --------     -------       -----       -----     --------     --------
BALANCE, DECEMBER 31,
 1996.................      $   --       $316   $147,029     $   --        $ --        $ --      $(42,812)    $104,533
Payment of debt in
 common stock (Voice-
 Tel Acquisitions)....          --          5     11,577         --          --          --           --        11,582
Issuance of common
 stock:
 Voice-Tel
  Acquisitions........          --          2        789         --          --          --           --           791
 Exercise of stock
  options.............          --         18      4,692         --          --          --           --         4,710
Income tax benefit
 from exercise of
 stock options........          --        --      15,262         --          --          --           --        15,262
Issuance of
 shareholder note
 receivable...........          --        --         --          --         (973)        --           --          (973)
Recapitalization of S-
 corporation
 accumulated earnings.          --        --         735         --          --          --          (735)         --
Other equity
 transactions,
 primarily S-
 corporation
 distributions .......          --        --         --          --          --          --        (9,716)      (9,716)
Net loss..............          --        --         --          --          --          --       (25,375)     (25,375)
                            -------      ----   --------     -------       -----       -----     --------     --------
BALANCE, DECEMBER 31,
 1997.................      $   --       $341   $180,084     $   --        $(973)      $ --      $(78,638)    $100,814
                            =======      ====   ========     =======       =====       =====     ========     ========



         Accompanying notes are integral to these financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      THREE YEARS ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                   1997       1996      1995
                                                 ---------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)............................... $ (25,375) $  3,458  $  4,171
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
 Depreciation and amortization..................    17,971    14,184    10,453
 Payments for restructuring, accrued settlement
  costs and other special charges...............   (30,586)      --        --
 Restructuring, accrued settlement costs and
  other special charges.........................    75,097    12,280     2,500
 Provision for (benefit from) income taxes .....    (3,412)    1,372        15
 Changes in assets and liabilities:
  Accounts receivable, net......................    (6,467)   (1,668)   (3,696)
  Prepaid expenses and other....................    (1,330)   (2,525)   (5,314)
  Accounts payable and accrued expenses.........     1,261     9,788     5,430
                                                 ---------  --------  --------
   Total adjustments............................    52,534    33,431     9,388
                                                 ---------  --------  --------
   Net cash provided by operating activities....    27,159    36,889    13,559
                                                 ---------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of marketable securities, net.........   (86,669)  (67,182)   (1,655)
 Strategic alliances and investments............   (23,801)   (4,777)      --
 Purchase of property and equipment.............   (33,387)  (21,905)  (12,183)
 Acquisitions...................................   (16,198)   (2,870)      --
 Other .........................................       --        622       652
                                                 ---------  --------  --------
   Net cash used in investing activities........  (160,055)  (96,112)  (13,186)
                                                 ---------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Initial public offering, net...................       --     74,617       --
 Payment of stock subscriptions receivable......       --      2,437       --
 Exercise of stock options......................    13,823       317       358
 Shareholder distributions, primarily S-
  corporation distributions.....................    (9,360)   (3,550)   (1,480)
 Principal payments under borrowing
  arrangements..................................   (29,469)   (9,547)   (8,571)
 Proceeds from convertible subordinated notes...   172,500       --        --
 Debt issue costs, convertible subordinated
  notes.........................................    (6,028)      --        --
 Issuance of debt...............................       --      3,985    13,421
 Issuance of shareholder note receivable........      (973)      --        --
 Other .........................................    (1,763)   (1,343)     (205)
                                                 ---------  --------  --------
   Net cash provided by financing activities....   138,730    66,916     3,523
                                                 ---------  --------  --------
NET INCREASE IN CASH AND EQUIVALENTS............     5,834     7,693     3,896
CASH AND EQUIVALENTS, beginning of period.......    15,936     8,243     4,347
                                                 ---------  --------  --------
CASH AND EQUIVALENTS, end of period............. $  21,770  $ 15,936  $  8,243
                                                 =========  ========  ========

         Accompanying notes are integral to these financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

  Premiere Technologies, Inc. and subsidiaries ("Company") is a leading provider of enhanced communications services that simplify communications for businesses and individuals. The Company's enhanced communication services include 800-based services, voice and data messaging and internet-based communications which the Company delivers through its state of the art network. The Company's private network integrates these enhanced communication services by utilizing digital switching technology, frame relay and internet protocols. Management believes a network-based solution provides the Company's customers the flexibility of accessing and utilizing the Company's services through a computer or telephone and to avoid costly investment in equipment. The Company markets its services globally through its direct sales force, direct marketing and direct response campaigns and strategic partner programs. The Company's operation centers consist of points of presence in over 200 locations in the United States, Canada, Australia and New Zealand allowing it to provide both local access and long-distance-based enhanced communication services to substantially all of these populations. The Company began operations in 1991 and came public in March 1996.

  In June 1997, the Company completed the acquisitions of Voice-Tel Enterprises, Inc. ("VTE"), its affiliate Voice-Tel Network Limited Partnership ("VTNLP"), VTN, Inc. ("VTN"), the general partner of VTNLP and substantially all of the approximately 100 independently owned and operated Voice-Tel franchise businesses (Franchisees). The acquisitions of VTE, VTNLP, VTN and the Franchisees are sometimes referred to collectively as the "Voice-Tel Acquisitions". The Voice-Tel entities are engaged in interactive data and voice messaging utilizing a digital frame relay network with points of presence allowing to offer enhanced communications services through local access in the United States, Canada, Australia and New Zealand. The majority of the Voice-Tel Acquisitions were accounted for as pooling-of-interests. The financial statements have been restated for all periods presented to include the operations of the acquired entities accounted for as pooling-of-interests. See Note 3--Acquisitions.

  In September 1997, the Company acquired VoiceCom Holdings, Inc. ("VoiceCom"), a provider of 800-based and voice messaging communication services. This transaction has been accounted for as a pooling-of-interests, and the Company's financial statements have been restated for all periods presented to include the operations of VoiceCom. See Note 3--Acquisitions.

2. SIGNIFICANT ACCOUNTING POLICIES

 Accounting Estimates

  Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Principles of Consolidation

  The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash and Equivalents

  Cash and equivalents include cash on hand and highly liquid investments with a maturity of three months or less.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

 Marketable Securities

  The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for debt and equity securities at the time of purchase and a reevaluation of such designation as of each balance sheet date. At December 31, 1997 and 1996, investments consisted of commercial paper, United States Treasury bills, municipal bonds, coupon municipals, auction rate preferred investments with various maturities and equity instruments. Management considers all debt instruments as "held to maturity" and all equity instruments as "available for sale." Debt instruments are carried at cost, and equity instruments are carried at the lower of cost or market. As cost approximates market, there were no unrealized gains or losses at December 31, 1997 or 1996.

 Property and Equipment

  Property and equipment are recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are ten years for furniture and fixtures, seven years for office equipment and five to ten years for computer and telecommunications equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease. The Company has capitalized costs related to the development of proprietary software utilized to provide enhanced communications services. All costs in the software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The Company's policy is to amortize these costs by the greater of (a) the ratio that current gross revenues for a service offering bear to the total of current and anticipated future gross revenues for that service offering or (b) the straight-line method over the remaining estimated life of the service offering.

 Goodwill

  Goodwill represents excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and is amortized using the straight line method over lives ranging from 20 to 40 years.

 Valuation of Long-Lived Assets

  Management periodically evaluates carrying values of long-lived assets, including property and equipment, strategic investments, goodwill and other intangible assets, to determine whether events and circumstances indicate that these assets have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

 Strategic Alliances and Investments

  The Company has entered into alliances with and made investments in various companies that are engaged in telecommunications and emerging technologies that are complementary with the Company's core businesses and which further the Company's strategic plan. These alliances and investments involve outsourcing initiatives, equity investments and innovative marketing programs. Each of the equity investments represent less than a twenty percent ownership interest and are therefore carried at cost. Intangible assets representing strategic alliances are amortized over the term of the arrangement and such investments are carried net of accumulated amortization. See Note 5--Strategic Alliances and Investments.

 Stock-Based Compensation Plans

  The Company recognizes stock based compensation using the intrinsic value method as permitted by SFAS No. 123. Accordingly, no compensation expense is recorded for stock based awards issued at market value at the

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES date such awards are granted. The Company makes pro forma disclosures of net income and net income per share as if the market value method was followed. See Note 10--Stock Based Compensation Plans.

 Revenue Recognition

  The Company recognizes revenues when services are provided. Revenues consist of fixed monthly fees, usage fees generally based on per minute rates and service initiation fees as well as license fees earned from companies which have license arrangements for the use of the Company's computer telephony platform. Deferred revenue consists of billings made to customers in advance of the time services are rendered.

 Income Taxes

  Deferred income taxes are recorded using enacted tax laws and rates for the years in which income taxes are expected to be paid. Deferred income taxes are provided when there is a temporary difference between the recognition of items in income for financial reporting and income tax purposes.

 Net Income (Loss) Per Share

  In 1997, the Company adopted SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income
(loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes and stock options are potentially dilutive securities. In 1997, both potentially dilutive securities were anti-dilutive and therefore are not included in diluted net income (loss) per share. A reconciliation of basic net income (loss) per share to diluted net income (loss) per share follows:

                                                            FOR THE YEARS ENDED DECEMBER 31
                                    --------------------------------------------------------------------------------
                                               1997                        1996                      1995
                                    ---------------------------- ------------------------- -------------------------
                                              WEIGHTED                  WEIGHTED    NET           WEIGHTED    NET
                                              AVERAGE  NET LOSS   NET   AVERAGE   INCOME    NET   AVERAGE   INCOME
                                    NET LOSS   SHARES  PER SHARE INCOME  SHARES  PER SHARE INCOME  SHARES  PER SHARE
                                    --------  -------- --------- ------ -------- --------- ------ -------- ---------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
 Net income (loss)...............   $(25,375)     --        --   $3,458     --       --    $4,171     --       --
 Less: Preferred stock dividends.        --       --        --       29     --       --       308     --       --
                                    --------   ------   -------  ------  ------    -----   ------  ------    -----
 Basic net income (loss).........   $(25,375)  32,443   $ (0.78) $3,429  27,670    $0.12   $3,863  19,868    $0.19
                                    ========   ======   =======  ======  ======    =====   ======  ======    =====
 Dilutive Securities
 Stock options...................        --       --        --      --    3,618      --       --    1,348      --
 Series A convertible redeemable
  8% cumulative preferred stock..        --       --        --      --      --       --       350   3,096      --
                                    --------   ------   -------  ------  ------    -----   ------  ------    -----
 Diluted net income (loss).......   $(25,375)  32,443   $ (0.78) $3,429  31,288    $0.11   $4,213  24,312    $0.17
                                    ========   ======   =======  ======  ======    =====   ======  ======    =====

 Concentration of Credit Risk

  Revenues from one customer of the Company represented approximately $40.1 million, $46.8 million and $40.6 million of the Company's consolidated revenues for 1997, 1996 and 1995, respectively.

 New Accounting Pronouncements

  During 1997 the FASB issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Both are effective for fiscal years beginning after December 15, 1997. Management is currently studying the impact the new standards will have on its financial statement disclosures.

 Reclassifications

  Certain prior year amounts have been reclassified to conform to the 1997 presentation. These changes had no impact on previously reported results of operations.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

3. ACQUISITIONS

 VoiceCom Acquisition

  During the third quarter of 1997, the Company acquired VoiceCom through the issuance of approximately 446,000 shares of its common stock. This transaction was accounted for as a pooling-of-interests and the Company's financial statements have been restated for all periods presented to include the operations of VoiceCom.

 Voice-Tel Acquisitions

  In June 1997, the Company completed the Voice-Tel Acquisitions. The Company issued approximately 7.4 million shares of its common stock, paid approximately $16.2 million in cash and assumed approximately $21.3 million in indebtedness, net of cash acquired.

  Most of the transactions were structured as tax-free mergers or share exchanges and were accounted for under the pooling-of-interests method of accounting. Accordingly, the financial results of the Company have been restated for all periods presented to include the results of operations of the Voice-Tel Acquisitions that were accounted for as pooling-of-interests.

  The Company purchased 15 of the Franchisees and the limited partner interest in VTNLP for an aggregate of approximately $15.5 million in cash and approximately 94,000 shares of its common stock. The excess of the purchase price over the fair value of the net assets acquired is recorded as an intangible asset.

  A reconciliation of previously reported operating results to those restated for pooling-of-interests transactions is as follows:

                                                               1996      1995
                                                             --------  --------
                                                              (IN THOUSANDS,
                                                             EXCEPT PER SHARE
                                                                   DATA)
Revenue:
  Premiere, as previously reported.......................... $ 52,079  $ 22,326
  Voice-Tel Acquisitions....................................   90,075    68,690
  VoiceCom..................................................   55,320    56,527
                                                             --------  --------
    Premiere, as restated................................... $197,474  $147,543
                                                             --------  --------
Net income (loss):
  Premiere, as previously reported.......................... $   (956) $  1,918
  Voice-Tel Acquisitions....................................    3,972     3,006
  VoiceCom..................................................      442      (753)
                                                             --------  --------
    Premiere, as restated................................... $  3,458  $  4,171
                                                             --------  --------
Net income (loss) per share:
  Premiere, as previously reported
   Basic.................................................... $  (0.05) $   0.13
                                                             ========  ========
   Diluted.................................................. $  (0.05) $   0.12
                                                             ========  ========
  Premiere, as restated
   Basic.................................................... $   0.12  $   0.19
                                                             ========  ========
   Diluted.................................................. $   0.11  $   0.17
                                                             ========  ========

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

 TeleT Acquisition

  On September 18, 1996, the Company purchased substantially all of the assets and business operations of TeleT Communications LLC ("TeleT") for 498,187 shares of the Company's common stock and approximately $2,870,000 in cash. TeleT was an Internet-based technology development company focused on the integration of computers and telephones.

  In connection with this acquisition, the Company allocated approximately $11.0 million of the purchase price to research and development projects which had not yet reached technological feasibility and had no alternate future use. This allocation was based on values determined by an independent appraisal. See also Note 15--Restructuring and Other Special Charges.

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1997 and 1996 assume the acquisitions of the Voice-Tel Entities accounted for as purchases and TeleT occurred as of January 1, 1996 (in thousands, except per share data).

                                                               1997      1996
                                                             --------  --------
      Revenues.............................................. $231,659  $202,220
      Net income (loss)..................................... $(25,730) $  9,177
      Basic net income (loss) per share..................... $  (0.79) $   0.33
      Diluted net income (loss) per share................... $  (0.79) $   0.29

4. PROPERTY AND EQUIPMENT

  Property and equipment at December 31 is as follows (in thousands):

                                                                 1997    1996
                                                               -------- -------
      Computer and telecommunications equipment............... $ 92,137 $75,993
      Furniture and fixtures..................................    2,123   2,733
      Office equipment........................................    5,476   3,570
      Leasehold improvements..................................    7,199   5,068
      Construction in progress................................   13,926   1,450
                                                               -------- -------
                                                                120,861  88,814
      Less accumulated depreciation...........................   57,284  42,633
                                                               -------- -------
      Property and equipment, net............................. $ 63,577 $46,181
                                                               ======== =======

  Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):

                                                                 1997    1996
                                                                ------- -------
      Telecommunications equipment............................. $18,345 $17,305
      Less accumulated depreciation............................  10,867   7,202
                                                                ------- -------
      Property and equipment, net.............................. $ 7,478 $10,103
                                                                ======= =======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

5. STRATEGIC ALLIANCES AND INVESTMENTS

  Strategic alliances and investments at December 31 is as follows (in thousands):

                                                                  1997    1996
                                                                -------- -------
      WorldCom................................................. $ 29,972 $29,972
      Intangible assets........................................   18,500     --
      Less accumulated amortization............................    1,878     158
                                                                -------- -------
                                                                  46,594  29,814
      Equity investments.......................................    5,301     --
                                                                -------- -------
                                                                $ 51,895 $29,814
                                                                ======== =======

  In November 1996, the Company entered into a strategic alliance agreement with WorldCom, Inc. (WorldCom), the fourth largest long-distance carrier in the United States. Under the agreement, WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with this agreement, the Company issued to WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal), and paid WorldCom approximately $4.7 million in cash. The Company periodically reviews this asset for impairment. Based on such reviews, management believes that this intangible asset is appropriately valued. Management will continue to review this intangible periodically, and there can be no assurance that future reviews will not require a write down of this asset.

  Intangible assets and equity investments classified as strategic alliances and investments consist of initiatives funded by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as telemedicine and the internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. Costs classified as intangible assets are being amortized over seven years which management believes matches the revenues produced from and periods benefited by the related programs. All equity investments held by the Company in other organizations represent a less than 20 percent ownership and are being accounted for under the cost method.

6. LONG-TERM DEBT

  Long-term debt at December 31 is as follows (in thousands):

                                                                  1997   1996
                                                                  ----- -------
Notes payable to banks, interest ranging from 7% to 9%........... $ 573 $16,796
Notes payable to shareholders and individuals, interest ranging from 5% to 16%.................................................. 3,130  19,911
                                                                  ----- -------
                                                                  3,703  36,707
Less current portion............................................. 2,849  16,168
                                                                  ----- -------
                                                                  $ 854 $20,539
                                                                  ===== =======

  Notes payable to shareholders and individuals consist principally of indebtedness assumed by the Company in connection with the Voice-Tel and VoiceCom acquisitions. A majority of these obligations were repaid in 1997 in connection with the acquisitions. The Company issued approximately 484,000 shares to redeem approximately $11,582,000 of such indebtedness in connection with the acquisitions.

  The Company has lines of credit with two banks that provide committed borrowing facilities aggregating up to $11 million. Interest rates on these lines of credit are prime and prime plus 2%. Commitment fees under

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES these arrangements are not significant. There were no borrowings outstanding under these arrangements at December 31, 1997.

  Maturities of long-term debt are as follows (in thousands):

            1998.................................. $2,849
            1999..................................    515
            2000..................................    160
            2001..................................    120
            2002..................................     59
                                                   ------
                                                   $3,703
                                                   ======

7. CONVERTIBLE SUBORDINATED NOTES

  In July 1997, the Company issued convertible subordinated notes ("Convertible Notes") of $172,500,000 which mature in 2004 and bear interest at 5 3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The Convertible Notes are redeemable by the Company beginning in July 2000 at a price of 103% of the conversion price declining to 100% at maturity with accrued interest. Issue costs consisting of investment banking, legal and other fees of approximately $6,028,000 incurred in connection with the Convertible Notes are being amortized on a straight-line basis over the life of the note.

8. FINANCIAL INSTRUMENTS

  The carrying amount of cash and equivalents, marketable securities, accounts receivable and payable and accrued liabilities approximates fair value due to the short maturity of these instruments.

  The carrying amounts of notes payable and capital lease obligations does not vary materially from fair value at December 31, 1997 and 1996.

9. SHAREHOLDERS' EQUITY

  On January 18, 1996, the holder of the Series A Preferred Stock elected to convert all of the shares of the Series A Preferred Stock into 3,095,592 shares of the Company's common stock at $93 per share (presplit). The Series A Preferred Stock was fully cumulative, and the holders of the shares were entitled to receive dividends at a rate of 8%. The Company accrued $308,419 and $29,337 of dividends payable, plus accrued interest, if applicable, during the years ended December 31, 1995 and 1996, respectively. No dividends were paid during the year ended December 31, 1995, and $676,981 in dividends was paid during the year ended December 31, 1996.

  During 1997 and 1996, stock options were exercised under the Company's stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the "Code"). Approximately $15,262,000 and $6,886,000 were recorded as increases in additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during the years ended December 31, 1997 and 1996, respectively.

  The Company made distributions to shareholders of approximately $9,360,000, $3,550,000 and $1,480,000 in the years ended December 31, 1997, 1996 and 1995.
These distributions were made to shareholders of Voice-Tel and VoiceCom in periods prior to their acquisition by the Company. Such distributions consisted principally of amounts paid to shareholders of S-Corporations in connection with their responsibility to pay income tax on

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES the proportionate share of taxable income they were required to include in their individual income tax return. Upon acquisition by the Company, these S-Corporations became subject to income tax. Accumulated earnings of S-Corporations at the date of acquisition have been reclassified as additional paid-in capital representing the recapitalization of these entities.

  In 1995, the Company declared a 24-to-1 stock split on its common stock. In addition, each outstanding share of Series 1994 Preferred Stock was converted into one share of Series A Preferred Stock.

10. STOCK BASED COMPENSATION PLANS

  The Company has two stock based compensation plans, 1994 Stock Option Plan and 1995 Stock Plan, which provide for the issuance of options, warrants or stock appreciation rights to directors, key employees and non-employee consultants of the Company. These plans are administered by a committee consisting of members of the board of directors of the Company.

  Options for all 960,000 shares of common stock available under the 1994 Stock Option Plan have been granted. Generally, all such options are non-qualified, provide for an exercise price equal to fair market value at date of grant, vest ratably over three years and expire eight years from date of grant.

  The 1995 Stock Plan provides for the issuance of stock options, stock appreciation rights (SARs) and restricted stock to employees. A total of 1,500,000 shares of common stock have been reserved in connection with the plan. Options issued under the plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral.

  As permitted by SFAS No. 123, the Company recognizes stock based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for awards issued under the Company's stock based compensation plans since the exercise price of such awards is generally the market price of the underlying common stock at date of grant. Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

                                                            1997        1996
                                                         -----------  ----------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Net income (loss):
  As Reported........................................... $   (25,375) $   3,458
  Pro forma.............................................     (32,399)     2,077
Net income (loss) per share:
  As Reported -- Basic.................................. $     (0.78) $    0.12
  -- Diluted............................................       (0.78)      0.11
  Pro forma -- Basic....................................       (1.02)      0.07
  -- Diluted............................................       (1.02)      0.07

  Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

                                                            1997        1996
                                                         ----------  ----------
      Risk-free interest rate...........................       6.30%       6.26%
      Dividend yield....................................          0%          0%
      Volatility factor.................................        .46         .42
      Weighted average expected life.................... 2.10 years  2.34 years

  The pro forma amounts reflect options granted since January 1, 1995. Pro forma compensation cost may not be representative of that expected in future years.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  A summary of the status of the Company's stock plans is as follows:

                                                               WEIGHTED AVERAGE
                     FIXED OPTIONS                   SHARES     EXERCISE PRICE
                     -------------                 ----------  ----------------
      Options outstanding at December 31, 1994....  8,470,461       $ 0.39
        Granted...................................  5,292,447         1.44
        Exercised................................. (5,832,170)        0.43
        Forfeited.................................   (395,347)        0.45
                                                   ----------       ------
      Options outstanding at December 31, 1995....  7,535,391       $ 1.07
        Granted...................................  1,332,088        18.89
        Exercised................................. (1,372,369)        0.51
        Forfeited.................................    (88,778)       18.03
                                                   ----------       ------
      Options outstanding at December 31, 1996....  7,406,332       $ 4.27
        Granted...................................  3,484,092        23.38
        Exercised................................. (2,221,244)        2.06
        Forfeited................................. (1,256,432)        8.81
                                                   ----------       ------
      Options outstanding at December 31, 1997....  7,412,748       $13.29
                                                   ==========       ======

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                               WEIGHTED                   WEIGHTED
                                               AVERAGE                    AVERAGE
                                WEIGHTED    EXERCISE PRICE             EXERCISE PRICE
   RANGE OF        OPTIONS      AVERAGE       OF OPTIONS     OPTIONS     OF OPTIONS
EXERCISE PRICES  OUTSTANDING REMAINING LIFE  OUTSTANDING   EXERCISABLE  EXERCISABLE
---------------  ----------- -------------- -------------- ----------- --------------
$ 0--$10          3,236,096       7.48          $ 1.46      1,978,096      $ 1.46
$11--$20          1,286,130       6.95           18.39        543,273       18.54
$21--$30          2,867,250       7.34           24.20        771,416       24.26
$31--$40             23,272       8.73           34.33          8,772       36.86
                  ---------       ----          ------      ---------      ------
                  7,412,748       7.50          $13.29      3,301,557      $ 9.69
                  =========       ====          ======      =========      ======

11.  EMPLOYEE BENEFIT PLANS

  The Company sponsors three defined contribution retirement plans covering substantially all full-time employees. These plans allow employees to defer a portion of their compensation and associated income taxes pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions for the benefit of employees under each of these plans. The Company has not made any contributions to the discretionary plans for any of the periods disclosed in the accompanying financial statements.

12. RELATED-PARTY TRANSACTIONS

  The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company involving loans of funds, grants of options and warrants and the acquisition of a business. Certain of these transactions may be on terms more favorable to officers, directors and principal shareholders than they could acquire in a transaction with an unaffiliated party. The Company follows a policy that requires all material transactions between the Company and its officers, directors or other affiliates (i) be approved by a majority of the disinterested members of the board of directors of the Company and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

  In November 1995, the Company loaned $90,000 with recourse to a certain officer in connection with the officer's transition from his previous employer to the Company. This unsecured loan is evidenced by a promissory note bearing interest at 6.11%, the interest on which is payable beginning in November 1997 and continuing each year until November 1999. Principal is to be repaid in five equal annual installments, with

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES accrued interest, commencing in November 2000; however, pursuant to the officer's employment agreement, the officer may be required to make earlier payments from certain bonus compensation paid to the officer under such employment agreement.

  In November 1995, the Company loaned a total of $2,338,000 with recourse to three officers to fund the exercise of stock warrants and options. These loans were repaid in full in 1996. These loans were evidenced by recourse promissory notes bearing interest at 6.55%, which were secured by a pledge of the common stock acquired upon the exercise of the warrants and options. All principal and accrued interest were to be paid in November 2005; however, if any of the common stock securing the promissory notes was sold, the net proceeds of such sale were to be applied to the outstanding principal and interest due under that promissory note. Additionally, the Company loaned such officers an additional total amount of $168,220 to assist the officers in paying the federal and state income taxes associated with the exercise of the warrants and options which were repaid in full in 1996.

  In September 1996, the Company loaned $75,000 with recourse to a certain officer in connection with the officer's transition from his previous employer to the Company. This unsecured loan is evidenced by a promissory note bearing interest at 6.64%, the interest on which is payable beginning in September 1998 and continuing each year until September 2000. Principal is to be repaid in five equal annual installments, with accrued interest, commencing in September 2001; however, pursuant to the officer's employment agreement, the officer may be required to make earlier payments from certain bonus compensation paid to the officer under such employment agreement.

  During 1997, an officer of the Company exercised an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.27 a share. The Company loaned the officer $973,000 to pay taxes associated with the exercise of the options. The loan is evidenced by a recourse promissory note which bears interest at 6% and is secured by the common stock purchased by the officer.


13. COMMITMENTS AND CONTINGENCIES

 Lease Commitments

  The Company leases computer and telecommunications equipment, office space and other equipment under noncancelable lease agreements. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum operating and capital lease payments as of December 31, 1997 are as follows (in thousands):

                                                              CAPITAL OPERATING
                                                              LEASES   LEASES
                                                              ------- ---------
      1998................................................... $3,701   $ 6,584
      1999...................................................  1,914     4,933
      2000...................................................    613     3,998
      2001...................................................    175     3,129
      2002...................................................     13     2,437
      Thereafter.............................................    --     10,929
                                                              ------   -------
      Net minimum lease payments.............................  6,416   $32,010
                                                                       =======
      Less amount representing interest......................    921
                                                              ------
      Present value of net minimum lease payments............  5,495
      Less current portion...................................  3,058
                                                              ------
      Obligations under capital lease, net of current
       portion............................................... $2,437
                                                              ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Rent expense under operating leases was approximately $7,516,000, $8,275,000 and $7,869,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum payments for facilities rent are reduced by scheduled sublease income of approximately $700,000 in 1998. During 1997, 1996 and 1995, additions of computer and telecommunications equipment resulted in an increase in capital lease obligations of approximately $829,000, $85,000 and $984,000, respectively.

 Supply Agreements

  The Company obtains long-distance telecommunications services pursuant to supply agreements with suppliers of long-distance telecommunications transmission services. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain long-distance services in the future at favorable prices or at all, and the unavailability of long-distance service, or a material increase in the price at which the Company is able to obtain long-distance service, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of these agreements provide for minimum purchase requirements. The Company is currently a party to five long-distance telecommunications services contracts that require the Company to purchase a minimum amount of services each month.

 Litigation

  On January 21, 1997, two former employees and an affiliate of one of the former employees filed a complaint against the Company seeking remuneration for alleged work performed on behalf of the Company. In December 1997, the Company reached a settlement with one of the claimants. The amount of this settlement was not material to the Company's financial position. The remaining plaintiffs are seeking an accounting of commissions allegedly due to them, options to purchase 72,000 shares of the Company's common stock and reasonable attorney's fees. Management of the Company believes it has meritorious defenses to the remaining allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation and the effect, if any, on its financial position or results of operations.

  On June 28, 1996, AudioFAX IP LLC ("AudioFAX") filed a lawsuit against the Company alleging that the Company infringed certain patents held by AudioFAX for enhanced facsimile products. In the third quarter of 1996, the Company recorded a charge to operations of $1,500,000 for the estimated legal fees and other costs to resolve this matter. On February 11, 1997, the Company entered into a long-term, non-exclusive license agreement with AudioFAX settling this litigation. Costs accrued in the third quarter of 1996 were adequate to cover the actual costs of litigation. The cost of the license is not expected to have a material effect on the Company's future results of operations.

  On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's request to intervene and has transferred the remainder of the Intervention Suit to the Bankruptcy Judge presiding over the Bankruptcy Case. Based upon the findings of the bankruptcy examiner and an investigation by the bankruptcy trustee (the "Trustee") of potential actions directed at PCI, including an avoidable preference claim of approximately $950,000, the Trustee and PCI reached a tentative settlement of all

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES issues, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a proposed plan of reorganization (the "Plan") filed by the Trustee, which is also subject to Bankruptcy Court approval. If only the settlement is approved, PCI will obtain a release from the Trustee and the Trustee will dismiss the Intervention Suit in consideration of PCI making a cash payment of $1,200,000 to the Trustee. If the Plan is subsequently approved, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining, among other things, an injunction against possible nuisance suits relating to the CNC business. The Company has previously taken a reserve for the settlement and Plan payments. If the settlement is not approved and the Trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

  On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX in the Eastern District of New York, United States District Court. Plaintiffs contend that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the alleged scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. PCI has also filed a motion for sanctions under Rule 11 of the Federal Rules of Civil Procedure. PCI believes that it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same. Due to the inherent uncertainties of the judicial system, the Company is not able to predict the outcome of this lawsuit. If this lawsuit is not resolved in PCI's favor, it could have a material adverse effect on the Company's business, operating results or financial condition.

  On September 20, 1996, Peter Lucina ("Lucina") filed a complaint against the Company, Donald B. Gasgarth ("Gasgarth") and Patrick G. Jones ("Jones") in the United States District Court for the Eastern District of Illinois. As of December 3, 1997, the Company, Gasgarth and Jones have entered into a settlement agreement with Lucina for an immaterial amount settling and disposing of Lucina's claims in connection with this litigation.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

14. INCOME TAXES

  The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income before income taxes was as follows for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                       1997     1996     1995
                                                      -------  -------  -------
Income taxes at federal statutory rate..............  $(9,787) $ 1,951  $ 2,100
State taxes, net of federal benefit.................      276      229      263
Non-deductible merger costs.........................    8,390      --       --
Change in valuation allowance.......................      --       940   (1,123)
S-corporation earnings not subject to corporate
 level taxes........................................   (3,117)  (1,462)  (1,420)
Non-taxable investment income.......................   (1,265)    (723)     --
Establish deferred taxes for non-taxable predecessor
 entities...........................................    1,207      --       --
Other, primarily non-deductible expenses............      884      437      195
                                                      -------  -------  -------
Income taxes at the Company's effective rate........  $(3,412) $ 1,372  $    15
                                                      =======  =======  =======
  Components of the Company's income tax provision
   (benefit) are as follows:
Current:
  Federal...........................................  $   --   $ 3,247  $   208
  State.............................................    1,000      598       99
  International.....................................      490       42       25
                                                      -------  -------  -------
                                                        1,490    3,887      332
                                                      -------  -------  -------
Deferred:
  Federal...........................................   (4,405)  (3,303)     100
  State.............................................     (582)    (553)      47
  International.....................................       85    1,341     (464)
                                                      -------  -------  -------
                                                       (4,902)  (2,515)    (317)
                                                      -------  -------  -------
                                                      $(3,412) $ 1,372  $    15
                                                      =======  =======  =======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Differences between financial accounting and tax bases of assets and liabilities which give rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                1997     1996
                                                               -------  -------
   Deferred tax assets:
     Net operating loss carryforwards......................... $17,715  $ 6,880
     In-process research and development......................   4,302    4,218
     Deferred revenue.........................................   1,832      174
     Intangibles..............................................   3,826    3,929
     Restructuring and other special charges..................  11,489      --
     Accrued liabilities......................................   3,082    3,521
     Other assets.............................................     449    2,466
                                                               -------  -------
                                                                42,695   21,188
   Deferred tax liabilities:
     Depreciation and amortization............................  (4,242)  (2,097)
     Other....................................................     (20)    (822)
                                                               -------  -------
                                                                38,433   18,269
   Valuation allowance........................................  (8,755)  (8,755)
                                                               -------  -------
   Net deferred tax assets.................................... $29,678  $ 9,514
                                                               =======  =======

  The issuances of stock by the Company have resulted in an ownership change under the Internal Revenue Code. Therefore, the Company's net operating loss carryforwards could be subject to limitations. Management of the Company has recorded valuation allowances for deferred tax assets amounts based on their estimate regarding the realization of such assets.

  Most Voice-Tel Franchises acquired in transactions accounted for as pooling-of-interests had elected to be treated as S-Corporations or partnerships for income tax and other purposes. Income taxes were not provided on income of these entities for any year presented because S-Corporations and partnerships are generally not subject to income tax. Rather, shareholders or partners of such entities are taxed on their proportionate shares of these entities' taxable income in their individual income tax returns.

  At December 31, 1997, the Company had net operating loss carryforwards for state and federal income tax purposes of approximately $46,000,000 expiring in 2008 through 2011. Deferred tax benefits of approximately $15 million in 1997 are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

15. RESTRUCTURING AND OTHER SPECIAL CHARGES

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Restructuring and other special charges against operations for the year ended December 31, 1997 are as follows (in thousands):

                                                                     ACCRUED
                                                                      COSTS
                                               CHARGES TO  COSTS   DECEMBER 31,
                                               OPERATIONS INCURRED     1997
                                               ---------- -------- ------------
      Severance...............................  $11,881   $ 5,680    $ 6,201
      Asset impairments.......................   13,401     2,570     10,831
      Restructure or terminate contractual
      obligations.............................   17,911     4,557     13,354
      Transaction costs.......................   20,015    15,075      4,940
      Other costs, primarily to exit
       facilities and certain activities......   10,389     6,601      3,788
                                                -------   -------    -------
                                                $73,597   $34,483    $39,114
                                                =======   =======    =======

16.  STATEMENT OF CASH FLOW INFORMATION

 Supplemental Disclosure of Cash Flow Information (in thousands):

                                                         1997    1996    1995
                                                        ------- ------- -------
      Cash paid during the year for:
       Interest........................................ $ 7,100 $ 4,516 $ 4,570
       Income taxes.................................... $   840 $   309 $    61

     Cash paid for acquisitions accounted for as purchases are as follows:

                                                         1997    1996    1995
                                                        ------- ------- -------
       Fair value of assets acquired................... $19,833 $11,030 $   --
       Less liabilities assumed........................   2,124     100     --
       Less common stock issued to sellers.............   2,255   8,060     --
                                                        ------- ------- -------
       Net cash paid................................... $15,454 $ 2,870 $   --
                                                        ======= ======= =======

17.  SUBSEQUENT EVENTS

  On February 27, 1998, the Company completed the acquisition of Xpedite Systems, Inc. In connection the acquisition, the Company issued approximately 11 million shares of its common stock. This transaction will be accounted for as a pooling-of-interests. Xpedite is a worldwide leader and innovator in the enhanced fax services business and also provides discounted fax, e-mail, telex, Internet and mailgram services. Xpedite serves customers who require high-quality, cost-effective, rapid, and confirmed communications. Xpedite has developed sophisticated applications in a wide range of industries that enable customers to deliver common or customized documents to hundreds or thousands of recipients around the world via fax or electronic mail using Xpedite's proprietary, private, world-wide document distribution network (the "Xpedite Network"). Based in Eatontown, New Jersey, Xpedite delivers its document distribution services over the Xpedite Network, with points of presence in over 70 cities in approximately 29 countries around the world. The Xpedite Network includes over 14,500 dedicated lines in addition to complete Internet access and compatibility to allow for the ability to receive and deliver messages in whatever format is optimal to ensure timely delivery.
  The Company anticipates that it will record restructuring and other special charges before income taxes in the range of $50 million in connection with the Xpedite acquisition. Such amount includes charges recorded by Xpedite in the fourth quarter of 1997 expected by management to be in the range of $20 million before income taxes. These charges result principally from transaction fees which the Company is required to expense under the pooling of interests method of accounting, including a $9.5 million transaction "break-up fee" paid by Xpedite to a company which was party to an unsuccessful attempt to acquire Xpedite. In addition, such costs result from legal and professional fees and the write-down of impaired assets and associated costs to exit certain duplicative facilities and business activities.

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this item is incorporated herein by reference to the Company's Proxy Statement.

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

3. Exhibits

   2.1 Agreement and Plan of Merger, together with exhibits, dated as of April
       2, 1997 by and among Premiere Technologies, Inc., PTEK Merger
       Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of
       Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).
   2.2 Agreement and Plan of Merger, together with exhibits, dated as of April
       2, 1997 by and among Premiere Technologies, Inc., PTEK Merger
       Corporation II, VTN, Inc. and the Stockholders of VTN, Inc.
       (incorporated by reference to Exhibit 2.2 to the Registrant's Current
       Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).
   2.3 Purchase and Sale Agreement dated April 2, 1997 by and between Premiere
       Technologies, Inc. and Merchandising Productions, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).
   2.4 Transfer Agreement dated as of April 2, 1997 by and among Premiere
       Technologies, Inc., Continuum, Inc. and Owners of Continuum, Inc.
       (incorporated by reference to Exhibit 2.4 to the Registrant's Current
       Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.5 Transfer Agreement dated as of April 2, 1997 by and among Premiere
       Technologies, Inc., DMG, Inc. and Owners of DMG, Inc. and Transfer
       Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VTG, Inc. and Owners of VTG, Inc. (incorporated by reference to
       Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated April
       30, 1997 and filed May 14, 1997).
   2.6 Transfer Agreement dated as of April 2, 1997 by and among Premiere
       Technologies, Inc., Penta Group, Inc. and Owners of Penta Group, Inc.
       and Transfer Agreement dated as of April 2, 1997 by and among Premiere
       Technologies, Inc., Scepter Communications, Inc. and Owners of Scepter
       Communications, Inc. (incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed
       May 14, 1997).
   2.7 Transfer Agreement dated as of April 2, 1997 by and among Premiere
       Technologies, Inc., Premiere Business Services, Inc. and Owners of
       Premiere Business Services, Inc. (incorporated by reference to Exhibit
       2.7 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.8 Transfer Agreement dated as of April 2, 1997 by and among Premiere
       Technologies, Inc., Dunes Communications, Inc., Sands Communications,
       Inc., Sands Comm, Inc., SandsComm, Inc., and Owner of Dunes
       Communications, Inc., Sands Communications, Inc., Sands Comm, Inc., and
       SandsComm, Inc. (incorporated by reference to Exhibit 2.8 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed
       May 14, 1997).
   2.9 Transfer Agreement dated as of April 2, 1997 by and among Premiere
       Technologies, Inc., Shamlin, Inc. and Owner of Shamlin, Inc.
       (incorporated by reference to Exhibit 2.9 to the Registrant's Current
       Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).

   2.10 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., VT of Ohio, Inc. and Owners of VT of Ohio, Inc.;
        Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., Carter Voice, Inc. and Owners of Carter Voice,
        Inc.; Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Widdoes Enterprises, Inc. and Owners of
        Widdoes Enterprises, Inc.; and Transfer Agreement dated as of April 2,
        1997 by and among Premiere Technologies, Inc., Dowd Enterprises, Inc.
        and Owners of Dowd Enterprises, Inc. (incorporated by reference to Exhibit 2.10 to the Registrant's Current Report on Form 8-K dated
        April 30, 1997 and filed May 14, 1997).
   2.11 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., SDVT, Inc. and Owners of SDVT, Inc. (incorporated by reference to Exhibit 2.11 to the Registrant's Current Report on Form
        8-K dated April 30, 1997 and filed May 14, 1997).
   2.12 Amended and Restated Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Car Zee, Inc. and Owners of Car
        Zee, Inc. (incorporated by reference to Exhibit 2.12 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed
        May 14, 1997).
   2.13 Transfer Agreement dated as of March 31, 1997 by and among Premiere
        Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario
        Inc. (incorporated by reference to Exhibit 2.13 to the Registrant's
        Current Report on Form 8-K dated April 30, 1997 and filed May 14,
        1997).
   2.14 Transfer Agreement dated as of March 31, 1997 by and among Premiere
        Technologies, Inc. and Owners of the Eastern Franchisees: 1139133
        Ontario Inc., 1116827 Ontario Inc., 1006089 Ontario Inc., and 1063940
        Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed
        May 14, 1997).
   2.15 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., Communications Concepts, Inc. and Owners of
        Communications Concepts, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.16 Transfer Agreement dated as of May 20, 1997 by and among Premiere
        Technologies, Inc., DARP, Inc. and Owners of DARP, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form
        8-K dated May 16, 1997 and filed June 2, 1997).
   2.17 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., Hi-Pak Systems, Inc. and Owners of Hi-Pak Systems,
        Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's
        Current Report on Form 8-K dated May 16, 1997 and filed June 2. 1997).
   2.18 Transfer Agreement dated as of May 29, 1997 by and among Premiere
        Technologies, Inc., MMP Communications, Inc. and Owners of MMP
        Communications, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed
        June 2, 1997).
   2.19 Transfer Agreement dated as of May 16, 1997 by and among Premiere
        Technologies, Inc., Lar-Lin Enterprises, Inc., Lar-Lin Investments,
        Inc. and Voice-Mail Solutions, Inc. and Owners of Lar-Lin Enterprises,
        Inc., Lar-Lin Investments, Inc. and Voice-Mail Solutions, Inc.
        (incorporated by reference to Exhibit 2.5 to the Registrant's Current
        Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.20 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., Voice-Net Communications Systems, Inc. and Owners of Voice-Net Communications Systems, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of
        Long Island Inc. and Owners of VT of Long Island Inc. (incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.21 Transfer Agreement dated as of May 22, 1997 by and among Premiere
        Technologies, Inc. Voice Systems of Greater Dayton, Inc. and Owner of
        Voice Systems of Greater Dayton, Inc. and Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc., Premiere
        Acquisition

        Corporation, L'Harbot, Inc. and the Owners of L'Harbot, Inc.
        (incorporated by reference to Exhibit 2.7 to the Registrant's Current
        Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.22 Transfer Agreement dated as of May 30, 1997 by and among Premiere
        Technologies, Inc., Audioinfo Inc. and Owners of Audioinfo Inc.
        (incorporated by reference to Exhibit 2.8 to the Registrant's Current
        Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.23 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., D&K Communications Corporation and Owners of D&K
        Communications Corporation (incorporated by reference to Exhibit 2.10 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.24 Transfer Agreement dated as of May 19, 1997 by and among Premiere
        Technologies, Inc. Voice-Tel of South Texas, Inc. and Owners of
        VoiceTel of South Texas, Inc. (incorporated by reference to
        Exhibit 2.11 to the Registrant's Current Report on Form 8-K dated May
        16, 1997 and filed June 2, 1997).
   2.25 Transfer Agreement dated as of May 31, 1997 by and among Premiere
        Technologies, Inc. Indiana Communicator, Inc. and Owner of Indiana
        Communicator, Inc. (incorporated by reference to Exhibit 2.12 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed
        June 2, 1997).
   2.26 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc., Voice Messaging Development Corporation of Michigan and the Owners of Voice Messaging Development Corporation of Michigan
        (incorporated by reference to Exhibit 2.1 to the Registrant's Current
        Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997).
   2.27 Transfer Agreement dated as of June 13, 1997 by and among Premiere
        Technologies, Inc., Voice Partners of Greater Mahoning Valley, Ltd. and the Owners of Voice Partners of Greater Mahoning Valley, Ltd.
        (incorporated by reference to Exhibit 2.2 to the Registrant's Current
        Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997).
   2.28 Transfer Agreement dated as of April 2, 1997 by and among Premiere
        Technologies, Inc. In-Touch Technologies, Inc. and the Owners of
        InTouch Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997).
   2.29 Transfer Agreement dated as of March 31, 1997 by and among Premiere
        Technologies, Inc. and Owners of the Western Franchisees: 3325882
        Manitoba Inc., 601965 Alberta Ltd., 3266622 Manitoba Inc., 3337821
        Manitoba Inc. and 3266631 Manitoba Inc. (incorporated by reference to
        Exhibit 2.4 to the Registrant's Current Report on Form 8-K/A dated May
        16, 1997 and filed June 24, 1997).
   2.30 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave One Franchisees and Owners of
        Wave One Franchisees (incorporated by reference to Exhibit A to Exhibit
        2.4 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).
   2.31 Uniform Terms and Conditions, Exhibit A to Transfer Agreements by and among Premiere Technologies, Inc., Wave Two Franchisees and owners of
        Wave Two Franchisees (incorporated by reference to Exhibit 2.14 to the
        Registrant's Current Report on dated May 16, 1997 and filed June 2,
        1997).
   2.32 Stock Purchase Agreement, together with exhibits, dated as of September
        12, 1997, by and among Premiere Technologies, Inc., VoiceCom Holdings,
        Inc. and the Shareholders of VoiceCom Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Quarterly Report on Form
        10-Q for the Quarter Ended September 30, 1997).
   2.33 Agreement and Plan of Merger, dated as of November 13, 1997, together with exhibits, by and among Premiere Technologies, Inc., Nets
        Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated
        November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A filed December 23, 1997).

    3.1 Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).
    3.2 Articles of Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).
    3.3 Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).
    4.1 See Exhibits 3.1--3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.
    4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).
    4.3 Indenture, dated as of June 15, 1997, between Premiere Technologies,
        Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).
    4.4 Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).
    4.5 Registration Rights Agreement, dated as of June 15, 1997, by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons
        Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation
        (incorporated by reference to Exhibit 4.3 to the Registrant's Current
        Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).
    4.6 Registration Rights Agreement, dated as of April 30, 1997, by and among the Registrant, those stockholders of Voice-Tel Enterprises, Inc.
        ("VTE") appearing as signatories thereto, those shareholders of VTN, Inc. appearing as signatories thereto and those stockholders or other equity owners of franchisees of VTE that executed adoption agreements
        (incorporated by reference to Exhibit 4 to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed
        April 4, 1997).
    4.7 Stock Restriction and Registration Rights Agreement dated as of
        September 30, 1997, by and among the Registrant and those shareholders of VoiceCom Holdings, Inc. appearing as signatories thereto
        (incorporated by reference to Exhibit 3 to Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
        September 30, 1997).
   10.1 Shareholder Agreement dated as of January 18, 1994 among the
        Registrant, NationsBanc Capital Corporation, Boland T. Jones, D.
        Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).
   10.2 Amended and Restated Employment and Incentive Option Agreement dated
        November 6, 1995 between the Registrant and Leonard A. DeNittis
        (incorporated by reference to Exhibit 10.13 to the Registrant's
        Registration Statement on Form S-1 (No. 33-80547)).***
   10.3 Amended and Restated Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Leonard A. DeNittis
        (incorporated by reference to Exhibit 10.14 to the Registrant's
        Registration Statement on Form S-1 (No. 33-80547)).***
   10.4 Amended and Restated Executive Employment Agreement and Incentive
        Option Agreement dated November 6, 1995 between the Registrant and
        David Gregory Smith (incorporated by reference to Exhibit 10.15 to the
        Registrant's Registration Statement on Form S-1 (No. 33-80547)).***
   10.5 Amended and Restated Executive Employment Agreement dated November 6,
        1995 between Premiere Communications, Inc. and David Gregory Smith
        (incorporated by reference to Exhibit 10.16 to the Registrant's
        Registration Statement on Form S-1 (No. 33-80547)).***
   10.6 Mutual Release dated December 5, 1997 by and among the Registrant,
        Premiere Communications, Inc. and David Gregory Smith.

   10.7  Amended and Restated Executive Employment and Incentive Option
         Agreement dated November 6, 1995 between the Registrant and Boland T.
         Jones (incorporated by reference to Exhibit 10.17 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).***
   10.8  Amended and Restated Executive Employment Agreement dated November 6,
         1995 between Premiere Communications, Inc. and Boland T. Jones
         (incorporated by reference to Exhibit 10.18 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).***
   10.9  Executive Employment and Incentive Option Agreement dated November 1,
         1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).***
   10.10 Executive Employment Agreement dated November 1, 1995 between Premiere
         Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-
         1 (No. 33-80547)).***
   10.11 Promissory Note dated November 17, 1995 payable to the Registrant made by Patrick G. Jones (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).***
   10.12 Voice-Tel Enterprises, Inc. Employment Agreement dated April 30, 1997 between Voice-Tel, Inc. and William Welsh (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).***
   10.13 Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Registration
         Statement on Form S-1 (No. 33-80547)).***
   10.14 Form of Director Indemnification Agreement between the Registrant and
         Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).***
   10.15 55 Park Place Office Lease dated May 31, 1993 between Premiere
         Communications, Inc. and Mara-Met Venture, as amended by First
         Amendment dated December 15, 1995 (incorporated by reference to
         Exhibit 10.34 to the Registrant's Registration Statement on Form S-1
         (No. 33-80547)).
   10.16 Second and Third Amendment to 55 Park Place Office Lease dated
         November 5, 1996 between Premiere Communications, Inc. and Mara-Met
         Venture (incorporated by reference to Exhibit 10.49 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996).
   10.17 Office Lease Agreement dated May 12, 1996 between Premiere
         Communications, Inc. and Beverly Hills Center LLC, as amended by the
         First Amendment dated August 1, 1996 (incorporated by reference to
         Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
   10.18 Second Amendment of Lease dated July 1, 1997, between Premiere
         Communications, Inc. and Beverly Hills Center LLC.
   10.19 Agreement of Lease between Corporate Property Investors and Premiere
         Communications, Inc., dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended, by Second
         Modification of Lease, dated October 30, 1997.
   10.20 Sublease Agreement dated as of December 16, 1997, by and between Premiere Communications, Inc. and Endeavor Technologies, Inc.
   10.21 Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit
         10.36 to the Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).***
   10.22 Carrier Agreement dated January 1, 1996 between Premiere
         Communications, Inc. and Communications Network Corporation
         (incorporated by reference to Exhibit 10.37 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).*

   10.23 Carrier Service Agreement dated August 4, 1995 between Premiere
         Communications, Inc. and Cherry Communications Incorporated, as amended (incorporated by reference to Exhibit 10.38 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).*
   10.24 Carrier Services Agreement Dated July 12, 1995 between Premiere
         Communications, Inc. and Corporate Telemanagement Group, Inc., as amended (incorporated by reference to Exhibit 10.39 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).*
   10.25 Telecommunications Services Agreement dated December 1, 1995 between
         Premiere Communications, Inc. and WorldCom Network Services, Inc.
         d/b/a WilTel (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).*
   10.26 Amended and Restated Program Enrollment Terms dated September 30, 1997 by and between Premiere Communications, Inc. and WorldCom Network
         Services, Inc., d/b/a WilTel, as amended by Amendment No. 1 dated
         November 1, 1997.**
   10.27 Service Agreement dated September 30, 1997, by and between VoiceCom
         Systems, Inc. and AT&T Corp. (incorporated by reference to Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter
         Ended September 30, 1997).**
   10.28 Strategic Alliance Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated
         November 13, 1996).*
   10.29 Investment Agreement dated November 13, 1996 by and between the
         Registrant and WorldCom, Inc. (incorporated by reference to Exhibit
         10.2 to the Registrant's Current Report on Form 8-K dated November 13,
         1996).
   10.30 Service and Reseller Agreement dated September 28, 1990 by and between
         Amway Corporation and Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.33 to the Registrant's Quarterly Report on Form
         10-Q for the Quarter Ended June 30, 1997).*
   10.31 Independent Distributor Agreement dated September 26, 1997, by and between Registrant and Digitec 2000, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report as Form 10-Q for the Quarter ended September 30, 1997).
   10.32 Form of Stock Purchase Warrant Agreement (incorporated by reference to
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8
         (No. 333-11281)).
   10.33 Form of Warrant Transaction Statement (incorporated by reference to
         Exhibit 4.4 to the Registrant's Registration Statement on Form S-8
         (No. 333-11281)).
   10.34 Form of Director Stock Purchase Warrant (incorporated by reference to
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8
         (No. 333-17593)).***
   10.35 Promissory Note dated October 18, 1996 between Premiere
         Communications, Inc. and NationsBank, N.A. (South) (incorporated by reference to Exhibit 10.51 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
   10.36 Continuing and Unconditional Guaranty Agreement dated October 18,
         1996, between Premiere Communications, Inc. and NationsBank, N.A.
         (South) (incorporated by reference to Exhibit 10.52 to Registrant's
         Annual Report on Form 10-K for the year ended December 31, 1996).
   10.37 Promissory Note dated April 30, 1997 between Premiere Communications,
         Inc. and NationsBank, N.A. (South) (incorporated by reference to
         Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated April
         30, 1997 and filed May 14, 1997).
   10.38 Purchase Agreement, dated June 25, 1997, by and among Premiere
         Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown &
         Sons Incorporated and Donaldson, Lufkin & Jenrette Securities
         Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed
         August 5, 1997).

 10.39 1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel
       Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8
       (No. 333-29787)).
 10.40 1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).
 10.41 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).
 10.42 Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan
       (incorporated by reference to Exhibit A to the Registrant's Definitive
       Proxy Statement distributed in connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April 30, 1997).
 10.43 First Amendment to Premiere Technologies, Inc. Second Amended and
       Restated 1995 Stock Plan.
 10.44 VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the
       Registrant).
 10.45 VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan
       (assumed by the Registrant).
 11.1  Statement re: Computation of Per Share Earnings.
 21.1  Subsidiaries of the Registrant.
 23.1  Consent of Arthur Andersen LLP.
 27.1  Financial Data Schedule for the year ended December 31, 1997.
 27.2 Restated Financial Data Schedule for the years ended December 31, 1996 and 1995.

--------
  *Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

 **Confidential treatment has been requested. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
*** Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PREMIERE TECHNOLOGIES, INC.

                                          BY:    /s/ Boland T. Jones
                                              _________________________________
                                                     BOLAND T. JONES
                                                     CHAIRMAN OF THE
                                                   BOARD OF DIRECTORS
                                                      AND PRESIDENT

Date: March 27, 1998

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            SIGNATURE                          TITLE                       DATE
            ---------                          -----                       ----
      /s/ Boland T. Jones          Chairman of the Board and          March 27, 1998
_________________________________  President (principal
         BOLAND T. JONES           executive officer)
     /s/ Patrick G. Jones          Senior Vice President of           March 27, 1998
_________________________________  Finance and Legal and
        PATRICK G. JONES           Secretary (principal
                                   financial and accounting
                                   officer)
   /s/ George W. Baker, Sr.        Director                           March 27, 1998
_________________________________
      GEORGE W. BAKER, SR.
      /s/ Eduard J. Mayer          Director                           March 27, 1998
_________________________________
         EDUARD J. MAYER
  /s/ Raymond H. Pirtle, Jr.       Director                           March 27, 1998
_________________________________
     RAYMOND H. PIRTLE, JR.
   /s/ Roy B. Andersen, Jr.        Director                           March 27, 1998
_________________________________
      ROY B. ANDERSEN, JR.

                                 EXHIBIT INDEX

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
   2.1   Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK
         Merger Corporation and Voice-Tel Enterprises, Inc. and the
         Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on
         Form 8-K dated April 2, 1997 and filed April 4, 1997).
   2.2   Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK
         Merger Corporation II, VTN, Inc. and the Stockholders of VTN,
         Inc. (incorporated by reference to Exhibit 2.2 to the
         Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).
   2.3   Purchase and Sale Agreement dated April 2, 1997 by and between
         Premiere Technologies, Inc. and Merchandising Productions, Inc.
         (incorporated by reference to Exhibit 2.3 to the Registrant's
         Current Report on Form 8-K dated April 2, 1997 and filed April
         4, 1997).
   2.4   Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., Continuum, Inc. and Owners of
         Continuum, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated April 30,
         1997 and filed May 14, 1997).
   2.5   Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., DMG, Inc. and Owners of DMG, Inc.
         and Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., VTG, Inc. and Owners of VTG, Inc.
         (incorporated by reference to Exhibit 2.5 to the Registrant's
         Current Report on Form 8-K dated April 30, 1997 and filed May
         14, 1997).
   2.6   Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., Penta Group, Inc. and Owners of
         Penta Group, Inc. and Transfer Agreement dated as of April 2,
         1997 by and among Premiere Technologies, Inc., Scepter
         Communications, Inc. and Owners of Scepter Communications, Inc.
         (incorporated by reference to Exhibit 2.6 to the Registrant's
         Current Report on Form 8-K dated April 30, 1997 and filed May
         14, 1997).
   2.7   Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., Premiere Business Services, Inc.
         and Owners of Premiere Business Services, Inc. (incorporated by reference to Exhibit 2.7 to the Registrant's Current Report on
         Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.8   Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., Dunes Communications, Inc., Sands
         Communications, Inc., Sands Comm, Inc., SandsComm, Inc., and
         Owner of Dunes Communications, Inc., Sands Communications,
         Inc., Sands Comm, Inc., and SandsComm, Inc. (incorporated by reference to Exhibit 2.8 to the Registrant's Current Report on
         Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.9   Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., Shamlin, Inc. and Owner of
         Shamlin, Inc. (incorporated by reference to Exhibit 2.9 to the
         Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.10  Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., VT of Ohio, Inc. and Owners of VT
         of Ohio, Inc.; Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Carter Voice, Inc. and
         Owners of Carter Voice, Inc.; Transfer Agreement dated as of
         April 2, 1997 by and among Premiere Technologies, Inc., Widdoes
         Enterprises, Inc. and Owners of Widdoes Enterprises, Inc.; and
         Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., Dowd Enterprises, Inc. and Owners
         of Dowd Enterprises, Inc. (incorporated by reference to Exhibit
         2.10 to the Registrant's Current Report on Form 8-K dated
         April 30, 1997 and filed May 14, 1997).

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----

   2.11 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., SDVT, Inc. and Owners of SDVT,
         Inc. (incorporated by reference to Exhibit 2.11 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.12  Amended and Restated Transfer Agreement dated as of April 2,
         1997 by and among Premiere Technologies, Inc., Car Zee, Inc.
         and Owners of Car Zee, Inc. (incorporated by reference to Exhibit 2.12 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.13 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee:
         1086236 Ontario Inc. (incorporated by reference to Exhibit 2.13 to the Registrant's Current Report on Form 8-K dated April 30,
         1997 and filed May 14, 1997).
   2.14 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern
         Franchisees: 1139133 Ontario Inc., 1116827 Ontario Inc.,
         1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).
   2.15 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Communications Concepts, Inc. and
         Owners of Communications Concepts, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.16 Transfer Agreement dated as of May 20, 1997 by and among Premiere Technologies, Inc., DARP, Inc. and Owners of DARP,
         Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.17 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Hi-Pak Systems, Inc. and Owners of
         Hi-Pak Systems, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated May 16,
         1997 and filed June 2. 1997).
   2.18 Transfer Agreement dated as of May 29, 1997 by and among Premiere Technologies, Inc., MMP Communications, Inc. and
         Owners of MMP Communications, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.19 Transfer Agreement dated as of May 16, 1997 by and among Premiere Technologies, Inc., Lar-Lin Enterprises, Inc., Lar-Lin
         Investments, Inc. and Voice-Mail Solutions, Inc. and Owners of
         Lar-Lin Enterprises, Inc., Lar-Lin Investments, Inc. and Voice-
         Mail Solutions, Inc. (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated May 16,
         1997 and filed June 2, 1997).
   2.20 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Voice-Net Communications Systems,
         Inc. and Owners of Voice-Net Communications Systems, Inc. and
         Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of Long Island Inc. and Owners of VT of Long Island Inc. (incorporated by reference to Exhibit
         2.6 to the Registrant's Current Report on Form 8-K dated May
         16, 1997 and filed June 2, 1997).
   2.21 Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc. Voice Systems of Greater Dayton,
         Inc. and Owner of Voice Systems of Greater Dayton, Inc. and
         Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc., Premiere Acquisition Corporation,
         L'Harbot, Inc. and the Owners of L'Harbot, Inc. (incorporated by reference to Exhibit 2.7 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
   2.22  Transfer Agreement dated as of May 30, 1997 by and among
         Premiere Technologies, Inc., Audioinfo Inc. and Owners of
         Audioinfo Inc. (incorporated by reference to Exhibit 2.8 to the
         Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.23  Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., D&K Communications Corporation and
         Owners of D&K Communications Corporation (incorporated by
         reference to Exhibit 2.10 to the Registrant's Current Report on
         Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.24  Transfer Agreement dated as of May 19, 1997 by and among
         Premiere Technologies, Inc. Voice-Tel of South Texas, Inc. and
         Owners of VoiceTel of South Texas, Inc. (incorporated by
         reference to Exhibit 2.11 to the Registrant's Current Report on
         Form 8-K dated May 16, 1997 and filed June 2, 1997).
   2.25  Transfer Agreement dated as of May 31, 1997 by and among
         Premiere Technologies, Inc. Indiana Communicator, Inc. and
         Owner of Indiana Communicator, Inc. (incorporated by reference to Exhibit 2.12 to the Registrant's Current Report on Form 8-K
         dated May 16, 1997 and filed June 2, 1997).
   2.26  Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc., Voice Messaging Development
         Corporation of Michigan and the Owners of Voice Messaging
         Development Corporation of Michigan (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K/A
         dated May 16, 1997 and filed June 24, 1997).
   2.27  Transfer Agreement dated as of June 13, 1997 by and among
         Premiere Technologies, Inc., Voice Partners of Greater Mahoning
         Valley, Ltd. and the Owners of Voice Partners of Greater
         Mahoning Valley, Ltd. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K/A dated May 16,
         1997 and filed June 24, 1997).
   2.28  Transfer Agreement dated as of April 2, 1997 by and among
         Premiere Technologies, Inc. In-Touch Technologies, Inc. and the
         Owners of InTouch Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K/A
         dated May 16, 1997 and filed June 24, 1997).
   2.29  Transfer Agreement dated as of March 31, 1997 by and among
         Premiere Technologies, Inc. and Owners of the Western
         Franchisees: 3325882 Manitoba Inc., 601965 Alberta Ltd.,
         3266622 Manitoba Inc., 3337821 Manitoba Inc. and 3266631
         Manitoba Inc. (incorporated by reference to Exhibit 2.4 to the
         Registrant's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997).
   2.30  Uniform Terms and Conditions, Exhibit A to Transfer Agreements
         by and among Premiere Technologies, Inc., Wave One Franchisees and Owners of Wave One Franchisees (incorporated by reference to Exhibit A to Exhibit 2.4 to the Registrant's Current Report
         on Form 8-K dated April 2, 1997 and filed April 4, 1997).
   2.31  Uniform Terms and Conditions, Exhibit A to Transfer Agreements
         by and among Premiere Technologies, Inc., Wave Two Franchisees and owners of Wave Two Franchisees (incorporated by reference to Exhibit 2.14 to the Registrant's Current Report on dated May
         16, 1997 and filed June 2, 1997).
   2.32  Stock Purchase Agreement, together with exhibits, dated as of
         September 12, 1997, by and among Premiere Technologies, Inc.,
         VoiceCom Holdings, Inc. and the Shareholders of VoiceCom
         Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the
         Registrant's Quarterly Report on Form 10-Q for the Quarter
         Ended September 30, 1997).

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
   2.33  Agreement and Plan of Merger, dated as of November 13, 1997, together with exhibits, by and among Premiere Technologies,
         Inc., Nets Acquisition Corp. and Xpedite Systems, Inc.
         (incorporated by reference to Exhibit 99.2 to the Registrant's
         Current Report on Form 8-K dated November 13, 1997 and filed
         December 5, 1997, as amended by Form 8-K/A filed December 23,
         1997).
   3.1   Articles of Incorporation (incorporated by reference to Exhibit
         3.1 to the Registrant's Registration Statement on Form S-1 (No.
         33-80547)).
   3.2   Articles of Amendment to Articles of Incorporation
         (incorporated by reference to Exhibit 3.2 to the Registrant's
         Registration Statement on Form S-8 (No. 333-29787)).
   3.3   Amended and Restated Bylaws (incorporated by reference to
         Exhibit 3.2 to the Registrant's Registration Statement on Form
         S-1 (No. 33-80547)).
   4.1   See Exhibits 3.1--3.3 for provisions of the Articles of
         Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.
   4.2   Specimen Stock Certificate (incorporated by reference to
         Exhibit 4.2 to the Registrant's Registration Statement on Form
         S-1 (No. 33-80547)).
   4.3   Indenture, dated as of June 15, 1997, between Premiere
         Technologies, Inc. and IBJ Schroder Bank & Trust Company, as
         Trustee (incorporated by reference to Exhibit 4.1 to the
         Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).
   4.4   Form of Global Convertible Subordinated Note due 2004
         (incorporated by reference to Exhibit 4.2 to the Registrant's
         Current Report on Form 8-K dated July 25, 1997 and filed August
         5, 1997).
   4.5   Registration Rights Agreement, dated as of June 15, 1997, by and among the Registrant, Robertson, Stephens & Company LLC,
         Alex. Brown & Sons Incorporated and Donaldson, Lufkin &
         Jenrette Securities Corporation (incorporated by reference to
         Exhibit 4.3 to the Registrant's Current Report on Form 8-K
         dated July 25, 1997 and filed August 5, 1997).
   4.6   Registration Rights Agreement, dated as of April 30, 1997, by and among the Registrant, those stockholders of Voice-Tel
         Enterprises, Inc. ("VTE") appearing as signatories thereto, those shareholders of VTN, Inc. appearing as signatories
         thereto and those stockholders or other equity owners of
         franchisees of VTE that executed adoption agreements
         (incorporated by reference to Exhibit 4 to Exhibit 2.1 to the
         Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).
   4.7   Stock Restriction and Registration Rights Agreement dated as of
         September 30, 1997, by and among the Registrant and those
         shareholders of VoiceCom Holdings, Inc. appearing as
         signatories thereto (incorporated by reference to Exhibit 3 to
         Exhibit 2.1 to the Registrant's Quarterly Report on Form 10-Q
         for the Quarter Ended September 30, 1997).
  10.1   Shareholder Agreement dated as of January 18, 1994 among the
         Registrant, NationsBanc Capital Corporation, Boland T. Jones,
         D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones
         (incorporated by reference to Exhibit 10.12 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).
  10.2   Amended and Restated Employment and Incentive Option Agreement
         dated November 6, 1995 between the Registrant and Leonard A.
         DeNittis (incorporated by reference to Exhibit 10.13 to the
         Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).
  10.3   Amended and Restated Employment Agreement dated November 6,
         1995 between Premiere Communications, Inc. and Leonard A.
         DeNittis (incorporated by reference to Exhibit 10.14 to the
         Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
   10.4  Amended and Restated Executive Employment Agreement and
         Incentive Option Agreement dated November 6, 1995 between the
         Registrant and David Gregory Smith (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on
         Form S-1 (No. 33-80547)).
   10.5  Amended and Restated Executive Employment Agreement dated
         November 6, 1995 between Premiere Communications, Inc. and
         David Gregory Smith (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).
   10.6  Mutual Release dated December 5, 1997 by and among the
         Registrant, Premiere Communications, Inc. and David Gregory
         Smith.
   10.7  Amended and Restated Executive Employment and Incentive Option
         Agreement dated November 6, 1995 between the Registrant and
         Boland T. Jones (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).
   10.8  Amended and Restated Executive Employment Agreement dated
         November 6, 1995 between Premiere Communications, Inc. and
         Boland T. Jones (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).
   10.9  Executive Employment and Incentive Option Agreement dated
         November 1, 1995 between the Registrant and Patrick G. Jones
         (incorporated by reference to Exhibit 10.19 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).
   10.10 Executive Employment Agreement dated November 1, 1995 between
         Premiere Communications, Inc. and Patrick G. Jones
         (incorporated by reference to Exhibit 10.20 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).
   10.11 Promissory Note dated November 17, 1995 payable to the
         Registrant made by Patrick G. Jones (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on
         Form S-1 (No. 33-80547)).
   10.12 Voice-Tel Enterprises, Inc. Employment Agreement dated April
         30, 1997 between Voice-Tel, Inc. and William Welsh
         (incorporated by reference to Exhibit 10.7 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30,
         1997).
   10.13 Premiere Communications, Inc. 401(k) Profit Sharing Plan
         (incorporated by reference to Exhibit 10.30 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).
   10.14 Form of Director Indemnification Agreement between the
         Registrant and Non-employee Directors (incorporated by
         reference to Exhibit 10.31 to the Registrant's Registration
         Statement on Form S-1 (No. 33-80547)).
   10.15 55 Park Place Office Lease dated May 31, 1993 between Premiere
         Communications, Inc. and Mara-Met Venture, as amended by First
         Amendment dated December 15, 1995 (incorporated by reference to
         Exhibit 10.34 to the Registrant's Registration Statement on
         Form S-1 (No. 33-80547)).
   10.16 Second and Third Amendment to 55 Park Place Office Lease dated
         November 5, 1996 between Premiere Communications, Inc. and
         Mara-Met Venture (incorporated by reference to Exhibit 10.49 to
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1996).
   10.17 Office Lease Agreement dated May 12, 1996 between Premiere
         Communications, Inc. and Beverly Hills Center LLC, as amended by the First Amendment dated August 1, 1996 (incorporated by reference to Exhibit 10.50 to Registrant's Annual Report on
         Form 10-K for the year ended December 31, 1996).
   10.18 Second Amendment of Lease dated July 1, 1997, between Premiere
         Communications, Inc. and Beverly Hills Center LLC.

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
 10.19   Agreement of Lease between Corporate Property Investors and
         Premiere Communications, Inc., dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as
         amended, by Second Modification of Lease, dated October 30,
         1997.
 10.20   Sublease Agreement dated as of December 16, 1997, by and
         between Premiere Communications, Inc. and Endeavor
         Technologies, Inc.
 10.21   Form of Officer Indemnification Agreement between the
         Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant's Registration
         Statement on Form S-1 (No. 33-80547)).
 10.22   Carrier Agreement dated January 1, 1996 between Premiere
         Communications, Inc. and Communications Network Corporation
         (incorporated by reference to Exhibit 10.37 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).*
 10.23   Carrier Service Agreement dated August 4, 1995 between Premiere
         Communications, Inc. and Cherry Communications Incorporated, as
         amended (incorporated by reference to Exhibit 10.38 to the
         Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).*
 10.24   Carrier Services Agreement Dated July 12, 1995 between Premiere
         Communications, Inc. and Corporate Telemanagement Group, Inc.,
         as amended (incorporated by reference to Exhibit 10.39 to the
         Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).*
 10.25   Telecommunications Services Agreement dated December 1, 1995 between Premiere Communications, Inc. and WorldCom Network
         Services, Inc. d/b/a WilTel (incorporated by reference to
         Exhibit 10.40 to the Registrant's Registration Statement on
         Form S-1 (No. 33-80547)).*
 10.26   Amended and Restated Program Enrollment Terms dated September
         30, 1997 by and between Premiere Communications, Inc. and
         WorldCom Network Services, Inc., d/b/a WilTel, as amended by
         Amendment No. 1 dated November 1, 1997.**
 10.27   Service Agreement dated September 30, 1997, by and between
         VoiceCom Systems, Inc. and AT&T Corp. (incorporated by
         reference to Exhibit 10.1 to the Registrant's Quarterly Report
         on Form 10-Q for the Quarter Ended September 30, 1997).**
 10.28   Strategic Alliance Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on
         Form 8-K dated November 13, 1996).*
 10.29   Investment Agreement dated November 13, 1996 by and between the
         Registrant and WorldCom, Inc. (incorporated by reference to
         Exhibit 10.2 to the Registrant's Current Report on Form 8-K
         dated November 13, 1996).
 10.30   Service and Reseller Agreement dated September 28, 1990 by and between Amway Corporation and Voice-Tel Enterprises, Inc.
         (incorporated by reference to Exhibit 2.33 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30,
         1997).*
 10.31   Independent Distributor Agreement dated September 26, 1997, by and between Registrant and Digitec 2000, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report
         as Form 10-Q for the Quarter ended September 30, 1997).
 10.32   Form of Stock Purchase Warrant Agreement (incorporated by
         reference to Exhibit 4.3 to the Registrant's Registration
         Statement on Form S-8 (No. 333-11281)).
 10.33   Form of Warrant Transaction Statement (incorporated by
         reference to Exhibit 4.4 to the Registrant's Registration
         Statement on Form S-8 (No. 333-11281)).
 10.34   Form of Director Stock Purchase Warrant (incorporated by
         reference to Exhibit 4.3 to the Registrant's Registration
         Statement on Form S-8 (No. 333-17593)).

 EXHIBIT
 NUMBER                            DESCRIPTION                             PAGE
 -------                           -----------                             ----
   10.35 Promissory Note dated October 18, 1996 between Premiere
         Communications, Inc. and NationsBank, N.A. (South)
         (incorporated by reference to Exhibit 10.51 to Registrant's
         Annual Report on Form 10-K for the year ended December 31,
         1996).
   10.36 Continuing and Unconditional Guaranty Agreement dated October
         18, 1996, between Premiere Communications, Inc. and
         NationsBank, N.A. (South) (incorporated by reference to Exhibit
         10.52 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).
   10.37 Promissory Note dated April 30, 1997 between Premiere
         Communications, Inc. and NationsBank, N.A. (South)
         (incorporated by reference to Exhibit 2.4 to the Registrant's
         Current Report on Form 8-K dated April 30, 1997 and filed May
         14, 1997).
   10.38 Purchase Agreement, dated June 25, 1997, by and among Premiere
         Technologies, Inc., Robertson, Stephens & Company LLC, Alex.
         Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette
         Securities Corporation (incorporated by reference to Exhibit
         10.1 to the Registrant's Current Report on Form 8-K dated July
         25, 1997 and filed August 5, 1997).
   10.39 1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel
         Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant's Registration
         Statement on Form S-8 (No. 333-29787)).
   10.40 1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc.
         (assumed by the Registrant) (incorporated by reference to
         Exhibit 4.3 to the Registrant's Registration Statement on Form
         S-8 (No. 333-29787)).
   10.41 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel
         Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-
         29787)).
   10.42 Premiere Technologies, Inc. Second Amended and Restated 1995
         Stock Plan (incorporated by reference to Exhibit A to the
         Registrant's Definitive Proxy Statement distributed in
         connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April 30, 1997).
   10.43 First Amendment to Premiere Technologies, Inc. Second Amended
         and Restated 1995 Stock Plan.
   10.44 VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the
         Registrant).
   10.45 VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option
         Plan (assumed by the Registrant).
   11.1  Statement re: Computation of Per Share Earnings.
   21.1  Subsidiaries of the Registrant.
   23.1  Consent of Arthur Andersen LLP.
   27.1  Financial Data Schedule for the year ended December 31, 1997.
   27.2  Restated Financial Data Schedule for the years ended December
         31, 1996 and 1995.

--------
 * Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

** Confidential treatment has been requested. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.