Form 10-K/A
period 1997-12-31
PREMIERE TECHNOLOGIES INC
filed 1998-04-22
CIK 880804

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------

                                  FORM 10-K/A
                            -----------------------
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [FEE REQUIRED]
              FOR THE TRANSITION PERIOD FROM_________TO__________

                              Commission file number  01-13577

                          PREMIERE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

             Georgia                                     59-3074176
          (State or other                             (I.R.S. Employer
     jurisdiction of incorporation)                  Identification No.)

                           3399 Peachtree Road, N.E.

                         THE LENOX BUILDING, SUITE 600
                            ATLANTA, GEORGIA   30326
                    (Address of principal executive offices)
                                 (404)-262-8400
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     COMMON STOCK, $.01 PAR VALUE PER SHARE
                                (Title of class)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No ___
                                               ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this form 10-K. [_]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the Registrant (assuming, for purposes of this calculation, without conceding, that all executive officers and directors are "affiliates"), was $1,503,320,197 at March 26, 1998, based on the closing sales price for the Common Stock on such date, as reported by The Nasdaq Stock Market's National Market.

     The number of shares of registrant's Common Stock outstanding at
March 28, 1998 was 45,255,594.
                                         ---
================================================================================

                                   PART III.

         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

CERTAIN INFORMATION CONCERNING DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the directors and executive officers of the Company.


Name                            Age     Position
----                            ---     --------

Boland T. Jones                 38      Boland T. Jones, a founder of the
                                        Company, has served as a Director and
                                        Chief Executive Officer or President of
                                        the Company since its inception in July
                                        1991. Since September 1993, Mr. Jones
                                        has served as the Chairman of the Board
                                        of Directors. From 1986 until founding
                                        the Company, Mr. Jones served as
                                        Chairman, Chief Executive Officer and
                                        President of American Network Exchange,
                                        Inc., a diversified transmission
                                        provider specializing in niche markets.
                                        Mr. Jones's term as a director expires
                                        in 2000.


Jeffrey A. Allred               44      Jeffrey A. Allred has served as
                                        Executive Vice President of Strategic
                                        Development of the Company since July
                                        1997. From June 1996 until July 1997,
                                        Mr. Allred was a partner in the Atlanta, Georgia office of the law firm of Alston
                                        & Bird LLP. From February 1992 until
                                        June 1996, Mr. Allred was a partner in
                                        the Atlanta, Georgia office of the law
                                        firm of Nelson Mullins Riley &
                                        Scarborough, L.L.P.

Roy B. Andersen, Jr.            49      Roy B. Andersen, Jr. serves as the
                                        President and Chief Executive Officer of
                                        Xpedite Systems, Inc. ("Xpedite"), a
                                        subsidiary of the Company and, since
                                        February 27, 1998, as a director of the
                                        Company. Prior to Xpedite's acquisition
                                        by Premiere on February 27, 1998, Mr.
                                        Andersen served as President, Chief
                                        Executive Officer and a Director of
                                        Xpedite since its formation in July
                                        1988. From February 1987 until July
                                        1988, Mr. Andersen served as Executive
                                        Vice President and Chief Operating
                                        Officer of Electronic Courier Systems,
                                        Inc. Mr. Andersen's term as a director
                                        expires in 1999.

Patrick G. Jones                47      Patrick G. Jones has served as Senior
                                        Vice President of Finance and Legal of
                                        the Company since November 1995. Since
                                        December 1995, Mr. Jones has also served as the Company's Secretary. From
                                        February 1993 until November 1995, Mr.
                                        Jones was a partner in the Atlanta,
                                        Georgia office of the law firm of Nelson
                                        Mullins Riley & Scarborough, L.L.P. From
                                        February 1989 until February 1993, Mr.
                                        Jones was a partner in the Atlanta,
                                        Georgia law firm of Long, Aldridge &
                                        Norman.

George W. Baker, Sr.            63      George W. Baker, Sr. has been a Director
                                        of the Company since the Company's
                                        inception in July 1991. Since July 1988,
                                        Mr. Baker has served as a Director,
                                        President and Chief Executive Officer of
                                        Taco Tico, Inc., a Wichita, Kansas based franchisor of Mexican restaurants. Mr.
                                        Baker's prior experience also includes
                                        service on the Board of Directors of
                                        Kentucky Fried Chicken Corporation, as
                                        president of Kentucky Fried Chicken
                                        Operating Company and as President,
                                        Chief Executive Officer and shareholder
                                        of Mr. Gatti's, Inc., a pizza restaurant chain. Mr. Baker's term as a director expires in 2000.

Raymond H. Pirtle, Jr.          57      Raymond J. Pirtle, Jr. has been a
                                        Director of the Company since June 1997.
                                        Mr. Pirtle has been managing director
                                        and a member of the Board of Directors
                                        of Equitable Securities Corporation
                                        since February 1989. Prior to that date, Mr. Pirtle was a general partner of J.C.
                                        Bradford & Co. Mr. Pirtle is a member of the Board of Directors of Sirrom Capital
                                        Corporation, a publicly traded small
                                        business investment company. Mr.
                                        Pirtle's term as a director expires in
                                        1999.


     Mr. Eduard Mayer resigned as a director effective April 16, 1998.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of such securities with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish the Company with copies of all Section 16(a) forms they file.

     The Company is required to describe in this report whether it has knowledge that any person required to file such a report may have failed to do so in a timely manner. In this regard, all of the Company's directors, all officers subject to the reporting requirements and each beneficial owner of more than ten percent of any class of the Company's Common Stock satisfied all applicable filing requirements except for the following: Raymond H. Pirtle, Jr. failed to timely file an initial report upon becoming a director in June of 1997 and Jeffrey A. Allred failed to timely file an initial report upon becoming an officer in July of 1997. The foregoing is based upon reports furnished to the Company and, in some cases, written representations and information provided to the Company by the persons required to make such filings.

            ITEM 11.  EXECUTIVE COMPENSATION AND OTHER INFORMATION.

SUMMARY COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth certain information concerning compensation earned for services rendered in all capacities to the Company by (i) the Company's Chairman and President and the two other most highly compensated executive officers of the Company (determined as of December 31, 1997), who represent the only other executive officers whose total annual salary and bonus exceeded $100,000 during the year ended December 31, 1997, and (ii) D. Gregory Smith, who resigned as an executive officer and director of the Company on September 4, 1997 (each person listed in (i) and (ii) are hereinafter referred to as the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE



                                                      ANNUAL COMPENSATION                     LONG-TERM
                                             ------------------------------------------      COMPENSATION
                                                                           OTHER ANNUAL       SECURITIES           All OTHER
NAME AND PRINCIPAL POSITION                                                COMPENSATION       UNDERLYING         COMPENSATION
---------------------------      YEAR        SALARY      BONUS $(1)           ($)(2)          OPTIONS (#)           ($)(3)
                                 ----        ------      ----------           ------          -----------           ------
Boland T. Jones............      1997        213,429         - 0 -            16,500              250,000            75,681
 Chairman of the Board of        1996        200,000         - 0 -            16,500               50,000            21,902
   Directors and President       1995        175,450       126,128            52,415            1,464,000            24,359

Patrick G. Jones(5)........      1997        157,188         - 0 -            12,000               50,000             2,683
  Senior Vice President          1996        150,000         - 0 -            12,000               15,000             2,690
     of Finance and Legal and    1995         25,000         - 0 -             2,000              246,000             1,066
       Secretary

Jeffrey A. Allred (6)......      1997         66,667        50,000             4,000              450,000             - 0 -
  Executive Vice President
    of Strategic Development

D. Gregory Smith (4).......      1997        178,929         - 0 -            48,640              250,000            42,783
  Former Executive Vice          1996        200,000         - 0 -            16,500               50,000            24,681
    President, Assistant         1995        151,250       126,128            40,660            1,464,000            27,601
      Secretary and
        Director

________________________
(1)  Reflects bonuses paid pursuant to employment agreements with Messrs. Boland
     T. Jones, Patrick G. Jones and D. Gregory Smith which provided for bonuses calculated as a percentage of the Company's operating revenues and adjusted earnings before interest and taxes as determined in accordance with such employment agreements. These employment agreements were amended in November 1995. The officers waived their right to any such bonuses in 1996 and, in connection therewith, received a grant of certain stock options. See "-- Option Grants in Last Fiscal Year." For Jeffrey A. Allred, for 1997, $50,000 represents a signing bonus upon joining the Company.
(2) For Boland T. Jones, consists of: (i) for 1997, $12,000 paid related to Mr. Jones' auto allowance and $4,500 of club dues paid on Mr. Jones' behalf; (ii) for 1996, $4,500 of club dues paid on Mr. Jones' behalf and $12,000 paid related to Mr. Jones' auto allowance; and (iii) for 1995, $39,665 of initiation fees and club dues paid on Mr. Jones' behalf and $12,750 paid related to Mr. Jones' auto allowance. For D. Gregory Smith, consists of: (i) for 1997, $10,500 paid related to Mr. Smith's auto allowance and $38,140 of club dues paid on Mr. Smith's behalf, (ii) for 1996, $4,500 of club dues paid on Mr. Smith's behalf and $12,000 paid related to Mr. Smith's auto allowance; and (iii) for 1995, $27,910 of initiation fees and club dues and $12,750 paid related to Mr. Smith's auto allowance. For Patrick G. Jones, consists of: (i) for 1997 and 1996, $12,000 and $2,000 paid related to Mr. Jones' auto allowance, respectively. For Jeffrey A. Allred, consists of $4,000 paid related to Mr. Allred's auto allowance.
 (3) For Boland T. Jones, consists of: (i) for 1997, $19,770 of premiums on split dollar life insurance, $26,850 paid related to tax planning and $29,061 paid related to personal aircraft usage (ii) for 1996, $20,370 of premiums on split dollar life insurance, $877 of legal fees and $655 of premiums paid on term life insurance; and (iii) for 1995, $18,440 of premiums on split dollar life insurance, $4,245 of imputed interest on non-interest bearing loans made by the Company to Mr. Jones, $1,019 for certain estate planning expenses and $655 of premiums paid on term life insurance. For D. Gregory Smith, consists of: (i) for 1997; $22,740 of premiums paid on split dollar life insurance, $11,850 paid related to tax planning and $8,193 paid related to personal aircraft usage; (ii) for 1996, $23,180 of premiums paid on split dollar life insurance, $575 of legal fees and $926 of premiums paid on term life insurance; and (iii) for 1995, $21,080 of premiums on split dollar life insurance, $4,529 of imputed interest on non-interest bearing loans made by the Company to Mr. Smith, $1,066 for certain estate planning expenses and $926 of premiums paid on term life insurance. For Patrick G. Jones, consists of: (i) for 1997, $2,683 for premiums paid on term life insurance; (ii) for 1996, $2,690 for premiums paid on term life insurance; and (iii) for 1995, $1,066 for certain estate planning expenses.
(4) Mr. Smith resigned as an executive officer and director of the Company on September 4, 1997.
(5)  Mr. Jones joined the Company as an executive officer on November 1, 1995.
(6)  Mr. Allred joined the Company as an executive officer on July 24, 1997.

OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth information concerning each grant of stock options to the Named Executive Officers during the year ended December 31, 1997.

                                   OPTION GRANTS IN LAST FISCAL YEAR
                                          INDIVIDUAL GRANTS
                      ----------------------------------------------------------------

                           NUMBER OF        % OF TOTAL                                       POTENTIAL REALIZABLE VALUE
                          SECURITIES         OPTIONS                                             AT ASSUMED ANNUAL
                          UNDERLYING        GRANTED TO      EXERCISE OR                         RATES OF STOCK PRICE
                           OPTIONS          EMPLOYEES       BASE PRICE       EXPIRATION           APPRECIATION FOR
                          GRANTED(1)          IN FY           ($/SH)            DATE               OPTION TERM(2)
                          ----------        ----------      -----------      ----------      --------------------------
                                                                                                 5%($)          10%($)
                                                                                                ------          ------
NAME
--------------------
Boland T. Jones.....        250,000            7.04%           24.50          12/31/02          1,692,500      3,740,000

D. Gregory Smith....        250,000(3)         7.04%           24.50          12/31/02          1,692,500      3,740,000

Patrick G. Jones....         50,000            1.41%           24.50          12/31/02            338,500        748,000


Jeffrey A. Allred           450,000           12.68%          23.375           7/24/05          5,025,000      12,029,000

(1) All options were granted at the market value on the date of grant as determined by the Board of Directors.
(2) The dollar amounts under these calculations are the result of calculations at the 5% and 10% rates set by the Securities and Exchange Commission (the "Commission") and therefore are not intended to forecast possible future appreciation, if any, of the price of the Company's Common Stock or the present or future value of the options.
(3)  All 250,000 options were cancelled effective September 4, 1997.

AGGREGATE OPTION EXERCISES AND YEAR END OPTION VALUES

     The following table sets forth information concerning option exercises by each of the Named Executive Officers during the year ended December 31, 1997, and information concerning the value of unexercised options held by each of the Named Executive Officers as of December 31, 1997.

                               AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR
                                             AND FY-END OPTION VALUES
                               ---------------------------------------------------
                                                                 NUMBER OF                     VALUE OF
                                                                 SECURITIES                   UNEXERCISED
                                                                 UNDERLYING                   IN-THE-MONEY
                                                                UNEXERCISED                   OPTIONS AT
                           SHARES                             OPTIONS AT FY-END               FY-END($)(2)
                         ACQUIRED ON      VALUE           ---------------------------   ---------------------------
NAME                      EXERCISE#   REALIZED($)(1)      EXERCISABLE    UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
------------------        ---------   -------------       -----------     ------------  -----------   -------------
Boland T. Jones            100,000      $ 2,597,710         1,523,624        480,000    $33,351,810    $12,489,600

D. Gregory Smith           893,624       20,140,430           360,000            -0-      9,365,400            -0-

Patrick G. Jones               -0-              -0-           225,000         80,000      4,455,458      2,051,600

Jeffrey A. Allred              -0-              -0-           150,000        300,000        637,500      1,275,000

________________________
(1) These values have been calculated by subtracting the option exercise price from the market price of the Common Stock on the date of exercise and multiplying that figure by the total number of options exercised.

(2) These values have been calculated by subtracting the option exercise price from the market price of the Common Stock on The Nasdaq Stock Market's National Market on December 31, 1997, and multiplying that figure by the total number of exercisable/unexercisable options.

DIRECTORS' COMPENSATION

          Directors are reimbursed for reasonable expenses incurred by them in connection with their attendance at Board meetings. In addition, during 1996 each of Messrs. Baker, and Mayer were granted options to purchase 10,000 shares of Common Stock at an exercise price of $19.375 per share, the market value on the date of grant. The options vested on December 31, 1996. In 1997, Messrs. Baker, Mayer and Pirtle were granted options to purchase 10,000 Shares of Common Stock at an exercise price of $24.50 per Share, the market value on the date of the grant, and such options vested on December 31, 1997. Mr. Mayer also was granted options to purchase 50,000 Shares of Common Stock at an exercise price of $16.750 per share, and such options vested on March 31, 1997.

EMPLOYMENT AGREEMENTS

          The Company has entered into employment agreements (the "Employment Agreements") with Messrs. Boland T. Jones, D. Gregory Smith and Patrick G. Jones. Each Employment Agreement provides for an employment term expiring December 31, 1999. Under their respective Employment Agreements, Messrs. Boland Jones, Smith and Patrick Jones were paid base annual salaries of $210,000, $210,000 and $157,000, respectively, for the year ended December 31, 1997. Each of the base salaries increase 5.0% each year, with additional increases, if any, as set by the Board of Directors. Mr. Smith's Employment Agreement was terminated effective November 29, 1997 in accordance with that certain Mutual Release dated December 5, 1997 (the "Mutual Release") described below.

          Under the Employment Agreements, each of these officers is also eligible to receive bonus compensation based on the financial performance of the Company. The amount of bonus compensation is calculated based on operating revenues and the Company's adjusted net income before interest and taxes as determined in accordance with the Employment Agreements ("Adjusted EBIT"). Pursuant to the Employment Agreements, Messrs. Boland Jones and Smith received as a bonus (i) 0.25% of the Company's operating revenues plus (ii) 2.5% of Adjusted EBIT for the year ended December 31, 1995, which amounted to a bonus of $126,128 for both Messrs. Boland Jones and Smith, and beginning in 1996, Messrs. Boland Jones and Smith were entitled to receive as a bonus 1.5% of Adjusted EBIT. The changes in bonus arrangements beginning in 1996 for each of Messrs. Boland Jones and Smith were effected in amendments to their Employment Agreements entered into in November 1995. In conjunction with these amendments, Messrs. Boland Jones and Smith were each granted options to acquire 1,440,000 shares of Common Stock at an exercise price of $1.61 per share which vest ratably on November 5, 1996, 1997 and 1998, subject to accelerated vesting in the event of a change in control of the Company or the termination by the Company of the employment of Messrs. Boland Jones or Smith, respectively, for any reason. Beginning in 1996, Patrick Jones was entitled to receive a bonus based on Adjusted EBIT. In conjunction with entering into his Employment Agreement, Patrick Jones was granted options to acquire 240,000 shares of Common Stock at an exercise price of $1.61 per share, which vest ratably on October 31, 1996, 1997 and 1998. Bonuses payable to these executive officers will be deferred if the net effect of the payment of the bonuses to such officers would cause the Company to recognize a net loss for the year. The amount of any deferred bonus will be paid in the next succeeding year in which the payment of the deferred bonus, after the payment of the bonus for such year, would not cause the Company to recognize a net loss. To date no bonus amounts have been deferred. In July 1996, each of the these officers agreed to waive any rights to bonuses otherwise due under the Employment Agreements for 1996. In connection with such waiver, Messrs. Boland Jones, Smith, and Patrick Jones were granted options to acquire an aggregate of 50,000, 50,000 and 15,000 shares of Common Stock, respectively, at an exercise price of $18.50 per share, which was the market value of the Common Stock on the date of grant, and such options vested on March 31, 1997.

          The Employment Agreements provide that each of these executive officers will not compete with the Company during the term of his employment and for one year thereafter. The Company may not terminate these executive officer's employment without cause. If either Messrs. Boland Jones or Patrick Jones employment is terminated for any reason, these officers will be entitled to severance compensation equal to two and one-half times his base salary in effect on the date of termination; provided, however, if Mr. Patrick Jones' employment is terminated for cause, then no severance compensation is required to be paid.

          The Employment Agreements set the terms of certain stock options granted to Messrs. Boland Jones and Patrick Jones and also permit these executive officers to borrow funds from the Company for the exercise of options and warrants and, with respect to Mr. Boland Jones, the payment of taxes related to such options and warrants. Any such borrowings must be secured by shares acquired upon the exercise of the options and warrants, and the net proceeds from the sale of any such shares must be applied to the outstanding principal and interest owed to the Company. Each of these executive officers will immediately vest in all such options upon a change in control of the Company. In addition, Mr. Boland Jones will immediately vest in all such options if the Company terminates his employment for any reason.

          In accordance with the Mutual Release, the Company and Mr. Smith acknowledged that Mr. Smith resigned as an officer and director of the Company, effective September 4, 1997, and as an employee, officer and director of Premiere Communications, Inc., effective November 29, 1997. The Company and Mr. Smith agreed that Mr. Smith would retain 360,000 of the 480,000 options to acquire shares of Common Stock previously granted to Mr. Smith and which were attributable to Mr. Smith's services to the Company for 1997. Mr. Smith waived any right to the remaining 120,000 options attributable to his services to the Company for 1997 and the 250,000 options granted in June 1997 and agreed that such options were cancelled. In addition, Mr. Smith agreed to comply with certain restrictive covenants in his Employment Agreement. The Mutual Release also provided that the Company and Mr. Smith each released the other from any and all claims they have or may have against one another.

           In connection with the merger With Xpedite, Mr. Andersen's existing employment agreement with Xpedite continued in full force and effect. Under the terms of Mr. Andersen's agreement with Xpedite, he is entitled to receive an annual base salary in an amount equal to $130,000, or such greater amount as may be fixed by the Board of Directors. As of December 31, 1996, Mr. Andersen received a base salary of $275,000. The agreement also provides that Mr. Andersen may receive a bonus at the discretion of the Board of Directors. Mr. Andersen's employment agreement, entered into as of October 1, 1988, was automatically renewed for two years on September 30, 1997.

           Mr. Andersen's employment agreement prohibits him from competing with Xpedite for a period of one year after termination of employment. His agreement also provides that in the event he is unable, as a result of mental or physical incapacity, to perform his duties on behalf of Xpedite, his participation in Xpedite's benefit plans will continue for six months after such incapacity occurs. Mr. Andersen's agreement also provides that upon the termination of such agreement by Xpedite under certain circumstances, or upon the termination of such agreement by Mr. Andersen under certain circumstances (including upon a change in control of Xpedite), the executive will continue to receive the benefits provided for under his agreement as well as payments of salary and bonus, for a specified period following termination of employment. Such agreement also provides for a monthly car allowance.

           In connection with the merger with Xpedite, each outstanding option to acquire Xpedite common stock held by Mr. Andersen was converted into the right to acquire Premiere Common Stock and Premiere agreed to assume the terms of these stock options, except that (i) Premiere and its Compensation Committee will administer the stock option plans and (ii) the number of shares subject to the options and the exercise price were adjusted based upon the exchange ratio utilized in the merger. In addition, in order to facilitate Mr. Andersen's retention, the Company agreed to pay a "stay bonus" of $530,000 which vests and is payable as follows: $176,666 as of February 27, 1998, $176,000 on the 91st day after February 27, 1998 and $176,667 on the 121st day after February 27, 1998. The Company is not required to pay these bonus amounts if Mr. Andersen terminates his employment without "good reason" or if he is terminated for "cause." On March 2, 1998, Mr. Andersen was also granted stock options to acquire 583,000 shares of the Company's Common Stock at an exercise price of $29.25 per share. These options vest ratably over a four year period and expire March 2, 2007.

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


          The following table sets forth, as of April 15, 1998 certain information concerning ownership of shares of Common Stock by: (i) persons who are known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director of the Company; (iii) each Named Executive Officer of the Company; and (iv) all directors and executive officers of the Company as a group.

                                                                   BENEFICIAL              PERCENTAGE
                                                                  OWNERSHIP OF              OF CLASS
NAME OF BENEFICIAL OWNER                                       COMMON STOCK(1)(2)          OUTSTANDING
------------------------                                       ------------------          -----------
Boland T. Jones..............................................      3,601,098(3)                 7.70%
  3399 Peachtree Road, N.E.
  The Lenox Building, Suite 600
  Atlanta, Georgia 30326

D. Gregory Smith.............................................      1,763,814(4)                 3.87%
  1907 Oakmont Avenue
  Tampa, Florida 33629

George W. Baker, Sr..........................................        130,832(5)                  *

Raymond H. Pirtle, Jr. ......................................         60,000(6)                  *

Roy B. Anderson, Jr. ........................................        395,175(7)                  *

Patrick G. Jones.............................................        490,728(8)                  *

Jeffrey A. Allred............................................        146,900(9)                  *

All current executive officers and directors as a group
(6 persons)..................................................      4,824,733(10)                10.2%
____________________
*  Less than one percent.
(1)  Beneficial ownership is determined in accordance with the rules of the
     Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of Premiere Common Stock subject to warrants or options that are currently exercisable or exercisable within 60 days of
     December 31, 1997 are deemed to be outstanding and to be beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of such person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)  Based upon shares owned as of April 15, 1997.
(3)  Includes 1,932,594 shares held of record by Mr. Jones and 1,523,624 shares subject to warrants or options exercisable immediately or which become exercisable within 60 days, 590 shares held of record by Mr. Jones' wife for which Mr. Jones holds the right to vote pursuant to an irrevocable proxy granted by Mrs. Jones to Mr. Jones, and 144,290 shares held of record by 22 stockholders for which Mr. Jones holds the right to vote pursuant to irrevocable proxies granted by such stockholders to Mr. Jones.
(4)  Includes 1,403,814 shares held of record by Mr. Smith and 360,000 shares subject to options or warrants which are immediately exercisable.
(5)  Includes 110,832 shares held of record by Mr. Baker and 20,000 shares subject to warrants or options exercisable immediately or which become exercisable within 60 days. Does not include 44,000 shares held of record by Mr. Baker's wife as to which shares Mr. Baker disclaims beneficial ownership.
(6)  Includes 50,000 shares held in a 401(k) plan for the benefit of Mr. Pirtle and 10,000 shares subject to warrants or options exercisable immediately or which become exercisable within 60 days.
(7)  Includes 249,300 shares held of record by Mr. Andersen and 145,875 shares subject to options exercisable immediately or which become exercisable within 60 days.
(8)  Includes 10,028 shares held of record by Mr. Jones, 208,000 shares subject to warrants or options exercisable immediately or which become exercisable within 60 days and 272,700 shares owned by six trusts of which Mr. Jones is the sole trustee.
(9)  Consists of 146,900 shares subject to warrants or options exercisable immediately or which become exercisable within 60 days.
(10) Includes 2,054,399
 shares subject to warrants or options exercisable
     immediately or which become exercisable within 60 days.


             ITEM 13.  CERTAIN RELATIONS AND RELATED TRANSACTIONS.


     In November 1995, the Company loaned Patrick G. Jones $90,000 in connection with Mr. Jones' transition from his previous employer to the Company. This unsecured loan was evidenced by a promissory note bearing interest at 6.11%, the interest on which was payable beginning in November 1997 and continuing each year until November 1999. This loan and accrued interest were forgiven in January 1998.


     In December 1997, Boland T. Jones exercised an option to purchase 100,000 shares of the Company's common stock at an exercise price of $0.27 a share. In December 1997, the Company loaned Boland T. Jones $973,000 to pay federal and state income taxes associated with the exercise of these stock options. This loan is evidenced by a recourse promissory note bearing interest at 6.0%, which is secured by a pledge of the common stock acquired upon the exercise of the options. All principal and accrued interest are to be paid in December 2007.


     Jeffrey A. Allred was a partner of the law firm of Alston & Bird LLP from June 1996 until joining the Company in July 1997. Alston & Bird LLP rendered legal services to the Company and its subsidiaries in 1997 and is expected to render services to the Company and its susidiaries in 1998.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During 1997, the members of the Compensation Committee were George W. Baker, Sr. and Eduard J. Mayer. Neither member of the Compensation Committee has ever been an employee of the Company. Mr. Baker is Boland T. Jones' father-in-law.

                                    ITEM 14.

(b) The Registrant has filed the following reports on Form 8-K during the fourth quarter of 1997:

     Current Report on Form 8-K dated November 13, 1997, filed on financial information. December 15, 1997 pursuant to Item 5 of Form 8-K, reporting the agreement and plan of merger with Xpedite Systems, Inc., and pursuant to Item 7 of Form 8-K reporting the following financial statements of business to be acquired and pro-forma financial information.

     (1) Consolidated financial statements of Xpedite Systems, Inc.

     (2) Consolidated financial statements of Xpedite Systems Limited

     (3) Consolidated financial statements of Premiere Technologies, Inc.

     (4) Unaudited Pro Forma Condensed Combined Financial Information to reflect the pending acquisition of Xpedite Systems, Inc.

     Amended Current Report on Form 8-K/A dated November 13, 1997, filed on December 23, 1997, pursuant to Item 7 of Form 8-K, amending an exhibit.

(c)  Exhibits

(d)  Financial Statement Schedule

     See Item 14(a) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 1998.


                                                   PREMIERE TECHNOLOGIES INC.


                                                   By: /s/ Patrick G. Jones
                                                       --------------------
                                                       Patrick G. Jones
                                                       Senior Vice President of
                                                       Finance and Legal