Form 10-Q
period 1998-03-31
PREMIERE TECHNOLOGIES INC
filed 1998-05-15
CIK 880804

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                             3399 Peachtree Road NE
                         The Lenox Building, Suite 600
                             Atlanta, Georgia 30326
          (Address of principal executive offices, including zip code)

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

    (1)  Yes   X       No       (2)     Yes   X       No      .
             -----        -----             -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                       Outstanding at May 14, 1998
          -----------------------------        --------------------------------
          Common Stock, $0.01 par value               45,701,679 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                      PAGE
                                                                      ----
PART I   FINANCIAL INFORMATION

   Item 1 Financial Statements

            Condensed Consolidated Balance Sheets as of
            March 31, 1998 and December 31, 1997                        3

            Condensed Consolidated Statements of Operations for the
            Three Months ended March 31, 1998 and 1997                  4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months ended March 31, 1998 and 1997                  5

            Notes to Condensed Consolidated Financial Statements        6

   Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          12

   Item 3 Quantitative and Qualitative Disclosures About Market Risk   18

PART II  OTHER INFORMATION

   Item 1 Legal Proceedings                                            19

   Item 2 Changes in Securities                                        20

   Item 3 Defaults Upon Senior Securities                              20

   Item 4 Submission of Matters to a Vote of Security Holders          20

   Item 5 Other Information                                            20

   Item 6 Exhibits and Reports on Form 8-K                             21

SIGNATURES                                                             22

EXHIBIT INDEX                                                          23

                        PART I.    FINANCIAL INFORMATION

Item 1.   Financial Statements

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          March 31,      December 31,
                                                                            1998             1997
                                                                         -----------      -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents........................................            $  29,053       $  43,731
   Marketable securities.......................................              124,723         154,569
   Accounts receivable (less allowances of
     $6,274 and $7,248, respectively)..........................               60,756          55,040
   Prepaid expenses and other..................................               11,054          10,589
   Deferred income taxes, net..................................               33,837          27,957
                                                                           ---------       ---------
     Total current assets......................................              259,423         291,886
                                                                           ---------       ---------
PROPERTY AND EQUIPMENT, NET....................................              102,181          87,428
                                                                           ---------       ---------
OTHER ASSETS
   Deferred income taxes, net..................................                   -              544
   Strategic alliances and investments, net....................               62,608          54,328
   Goodwill, net...............................................              119,803         104,244
   Intangibles and other.......................................               19,271          22,937
                                                                           ---------       ---------
                                                                           $ 563,286       $ 561,367
                                                                           =========       =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.........................           $ 103,990       $ 100,694
  Revolving loan, net of issue costs............................             129,733         128,456
  Current maturities of long term debt..........................               3,697           6,243
  Accrued restructuring, rebranding and other special charges...              26,740          22,324
                                                                           ---------       ---------
    Total current liabilities...................................             264,160         257,717
                                                                           ---------       ---------
LONG TERM LIABILITIES
  Convertible subordinated notes, net of issue costs............             167,431         167,270
  Long term debt................................................               2,819           3,562
  Other accrued liabilities.....................................              13,000          11,879
  Deferred income taxes, net....................................                 216               -
                                                                           ---------       ---------
    Total long term liabilities.................................             183,466         182,711
                                                                           ---------       ---------
SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value; 150,000,000 shares authorized,
    45,294,423 and 44,670,619 shares issued and outstanding,
    respectively................................................                 453             447
  Additional paid-in capital....................................             250,346         246,255
  Note receivable, shareholder..................................                (973)           (973)
  Cumulative translation adjustment.............................              (2,839)         (3,551)
  Accumulated deficit...........................................            (131,327)       (121,239)
                                                                           ---------       ---------
    Total shareholders' equity..................................             115,660         120,939
                                                                           ---------       ---------
                                                                           $ 563,286       $ 561,367
                                                                           =========       =========

       Accompanying notes are integral to these condensed consolidated  financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               Three Months Ended
                                                                          --------------------------
                                                                             March 31,     March 31,
                                                                               1998          1997
                                                                          --------------------------
                                                                                  (Unaudited)

REVENUES.................................................................  $ 119,026      $  92,573
COST OF SERVICES.........................................................     39,035         29,817
                                                                           ---------      ---------
GROSS PROFIT.............................................................     79,991         62,756
                                                                           ---------      ---------
OPERATING EXPENSES
  Selling, general and administrative....................................     48,163         41,274
  Depreciation and amortization..........................................      9,951          6,141
  Restructuring, rebranding and other special charges....................     24,845              -
  Accrued settlement cost................................................      2,850              -
                                                                           ---------      ---------
    Total operating expenses.............................................     85,809         47,415
                                                                           ---------      ---------
OPERATING INCOME (LOSS)..................................................     (5,818)        15,341
                                                                           ---------      ---------
OTHER INCOME (EXPENSE)
  Interest, net..........................................................     (2,823)          (901)
  Other, net.............................................................        (33)          (121)
                                                                           ---------      ---------
    Total other income (expense).........................................     (2,856)        (1,022)
                                                                           ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES........................................     (8,674)        14,319
PROVISION FOR INCOME TAXES...............................................      1,414          4,052
                                                                           ---------      ---------
NET INCOME (LOSS)........................................................  $ (10,088)     $  10,267
                                                                           =========      =========
BASIC NET INCOME (LOSS) PER SHARE........................................  $   (0.22)     $    0.24
                                                                           =========      =========
DILUTED NET INCOME (LOSS) PER SHARE......................................  $   (0.22)     $    0.22
                                                                           =========      =========

       Accompanying notes are integral to these condensed consolidated financial statements.

                                       4

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (IN THOUSANDS)

                                                                           1998           1997
                                                                       ------------   ------------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)....................................................  $(10,088)      $ 10,267
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
  Depreciation and amortization........................................     9,951          6,141
  Deferred income taxes................................................    (5,120)         1,893
  Restructuring, rebranding and other special charges..................    24,845              -
  Accrued settlement cost..............................................     2,850              -
  Payments for restructuring, rebranding and other special charges.....   (18,583)             -
  Changes in assets and liabilities:
    Accounts receivable, net...........................................    (9,926)        (3,081)
    Prepaid expenses and other.........................................    (1,176)        (7,001)
    Accounts payable and accrued expenses..............................     1,164            852
                                                                         --------       --------
    Total adjustments..................................................     4,005         (1,196)
                                                                         --------       --------
       Net cash (used in) provided by operating activities.............    (6,083)         9,071
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...................................   (15,073)        (7,957)
  Redemption of marketable securities, net.............................    29,846          2,154
  Cash paid for acquired companies, net of cash acquired...............   (13,090)             -
  Strategic investment.................................................    (3,000)             -
  Other................................................................       (56)          (480)
                                                                         --------       --------
       Net cash used in investing activities...........................    (1,373)        (6,283)
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments under borrowing arrangements................................    (3,459)        (6,573)
  Proceeds from issuance of debt.......................................         -          1,750
  Proceeds from revolving loan, net....................................     1,000              -
  Shareholder distributions, primarily S-Corporation distributions.....         -         (2,943)
  Net funds from exercise of stock options.............................    (4,705)            13
  Other................................................................      (392)           257
                                                                         --------       --------
       Net cash used in financing activities...........................    (7,556)        (7,496)
                                                                         --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................       334            (44)
                                                                         --------       --------
NET DECREASE IN CASH AND EQUIVALENTS...................................   (14,678)        (4,752)
CASH AND EQUIVALENTS, beginning of period..............................    43,731         22,616
                                                                         --------       --------
CASH AND EQUIVALENTS, end of period....................................  $ 29,053       $ 17,864
                                                                         ========       ========

   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements are unaudited and have been prepared by management of Premiere Technologies, Inc. (the
"Company" or "Premiere") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of the condensed consolidated financial statements have been included, and the accompanying condensed consolidated financial statements present fairly the financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's Annual Report on Form 10-K, as filed with the SEC on March 31, 1998.

2.   NET INCOME (LOSS) PER SHARE

In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." That statement requires disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes, issued June 30, 1997, and stock options are potentially dilutive securities. In the first quarter of 1998, both potentially dilutive securities were anti-dilutive and therefore are not included in diluted net income (loss) per share. In the first quarter of 1997, stock options were dilutive. A reconciliation of basic net income (loss) per share to diluted net income (loss) per share follows:

                                         THREE MONTHS ENDED MARCH 31
                         -------------------------------------------------------
                                    1998                         1997
                         ---------------------------- --------------------------
                                   WEIGHTED                   WEIGHTED    NET
                           NET     AVERAGE  NET LOSS    NET   AVERAGE   INCOME
                           LOSS     SHARES  PER SHARE INCOME   SHARES  PER SHARE
                         --------  -------- --------- ------- -------- ---------
                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
Basic net income
 (loss)................. $(10,088)  44,986   $(0.22)  $10,267  42,323    $0.24
                         ========   ======   ======   =======  ======    =====
Dilutive Securities
 Stock options..........      --       --        --        --   3,998       --
                         --------   ------   ------   -------  ------    -----
Diluted net income
 (loss) ................ $(10,088)  44,986   $(0.22)  $10,267  46,321    $0.22
                         ========   ======   ======   =======  ======    =====

3.   NEW ACCOUNTING PRONOUNCEMENTS

During 1997 the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. Interim period reporting is not required in the initial year of adoption. Management is currently studying the impact that SFAS No. 131 will have on its financial statement disclosures.

4.   COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three months ended March 31, 1998 and 1997 total comprehensive income (loss) was approximately $(9.4) and $9.2 million, respectively.

5.   ACQUISITIONS

Xpedite Systems, GmbH Acquisition

During the first quarter of 1998, the Company acquired Xpedite Systems, GmbH ("XSG") for $13.1 million in cash, net of cash acquired. XSG provides enhanced electronic document distribution services in Germany. Excess purchase price over fair value of net assets acquired of approximately $12.9 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in Accounting Principles Board Opinion
No. 16, "Business Combinations."

Xpedite Systems, Inc. Acquisition

On February 27, 1998, the Company completed its merger with Xpedite Systems, Inc. (Xpedite). In connection with the merger, the Company exchanged approximately eleven million shares of its common stock for all of the issued and outstanding common shares of Xpedite. This transaction was accounted for as a pooling-of-interests and the Company's financial statements have been restated for all periods presented to include Xpedite.

Xpedite Systems Limited Acquisition

On December 17, 1997, Xpedite purchased substantially all of the outstanding capital stock of Xpedite Systems Limited ("XSL") for $87.8 million in cash. XSL is a leading supplier of enhanced electronic document distribution services in the United Kingdom. Excess purchase price over fair value of net assets acquired of approximately $79.1 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in Accounting Principles Board Opinion No. 16, "Business Combinations."

VoiceCom Acquisition

During the third quarter of 1997, the Company completed its merger with VoiceCom Holdings, Inc. ("VoiceCom"), a provider of voice messaging, interactive voice response and other enhanced communications services. This transaction has been accounted for as a pooling-of-interests and the Company's financial statements have been restated for all periods presented to include VoiceCom. In connection with the acquisition, the Company issued approximately 445,000 shares of its common stock in exchange for all of the issued and outstanding common shares of VoiceCom.

Voice-Tel Acquisitions

On June 12, 1997, the Company completed the acquisitions of Voice-Tel Enterprises, Inc. ("VTE"), its affiliate Voice-Tel Network Limited Partnership ("VTN") and substantially all of the approximately 100 independently owned Voice-Tel franchise businesses ("Franchisees") (collectively, the "Voice-Tel Entities" and "Voice-Tel Acquisitions"). In connection with the acquisitions, the Company issued approximately 7.4 million shares of its common stock, paid approximately $16.2 million in cash and assumed approximately $21.3 million in indebtedness, net of cash acquired. Most of the Voice-Tel Acquisitions were structured as tax-free mergers or share exchanges and were accounted for under the pooling-of-interests method of accounting. Accordingly, the financial results of the Company have been restated for all periods presented to include the results of the Voice-Tel Acquisitions accounted for using this method. The Company purchased 15 of the Voice-Tel Entities for an aggregate of approximately $15.5 million in cash and approximately 94,000 shares of its common stock. Excess purchase price over fair value of net assets acquired has been recorded as goodwill based on preliminary purchase price allocations and is being amortized on a straight-line basis over 40 years. Such purchase price allocations are subject to change within one year of the acquisition date under certain circumstances as set forth in Accounting Principles Board Opinion
No. 16, "Business Combinations."

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 1997 assumes the acquisitions accounted for as purchases (XSG, XSL and certain Voice-Tel Entities) occurred January 1, 1997. Pro forma adjustments consist of amortization of intangible assets acquired and interest expense associated with borrowings which funded the XSG and XSL purchases.

                                                               (000's)
                                                         Three Months Ended
                                                        ---------------------
                                                               March 31,
                                                                 1997
                                                             -------------
Revenues                                                        $101,163
                                                                ========

Net income                                                      $  9,854
                                                                ========

Basic net income per share                                      $   0.23
                                                                ========

Diluted net income per share                                    $   0.21
                                                                ========


6.   RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company recorded charges against income of approximately $27.7 million in the first quarter of 1998 in connection with the Xpedite merger. Such charges consist of transaction costs, principally investment banking and professional fees, which must be expensed under the pooling of interests method of accounting. In addition, the Company has accrued the estimated costs to exit certain facilities and discontinue certain business processes and activities which are duplicative or redundant in the combined operations of Premiere and Xpedite. These costs consist of severance associated with workforce reduction, lease termination costs resulting from exiting certain facilities and asset impairments resulting from management's decision to upgrade certain network based telecommunications equipment in order to more efficiently integrate the Premiere and Xpedite telecommunication networks. The Company also recorded the costs to settle a patent infringement claim made against Xpedite. This settlement was paid in April 1998.

Xpedite recorded restructuring and other special charges of approximately $16.5 million before income taxes in the fourth quarter of 1997. Such amounts result principally from transaction costs incurred by Xpedite in connection with its merger with the Company, including legal and professional fees and a $9.5 million transaction "break-up" fee paid by Xpedite in connection with an unsuccessful attempt to acquire Xpedite. In addition, Xpedite recorded charges for severance and asset impairment costs associated with closing its existing United Kingdom ("UK") based operation. This action resulted from Xpedite management's plan to restructure its European operations by acquiring its UK affiliate (XSL) in December 1997 and centralizing administration of European business operations in the newly acquired organization.

In connection with the VoiceCom acquisition, the Company recorded restructuring and other special charges of approximately $28.2 million before income taxes in the third quarter of 1997. Such amounts consisted of transaction costs, asset impairments, costs to terminate or restructure certain contractual obligations and other costs.

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

The Company recorded approximately $45.4 million of restructuring and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities. The Company also recorded a $1.5 million charge for anticipated legal and settlement costs resulting from bankruptcy proceedings of a customer, Communications Network Corporation. See Note 8 for further information.

Restructuring and other special charges against operations during the three months ended March 31, 1998 are as follows:

                                                Accrued Costs                                         Accrued Costs
                                                 December 31,      Charges to          Costs            March 31,
                                                    1997           Operations         Incurred            1998
                                                -------------    ---------------      --------       -------------
Severance                                            $ 6,672            $ 1,803        $ 1,793          $ 6,682
Asset impairments                                     12,648              3,490          6,922            9,216
Restructure or terminate  contractual
   obligations                                        13,354                670          1,129           12,895
Transaction costs                                      6,948             11,388         12,226            6,110
Accrued settlement costs                                   -              2,850              -            2,850
Rebranding costs                                           -              2,710             70            2,640
Other costs, primarily to exit facilities
   and certain activities                              3,788              4,784          3,077            5,495
                                                     -------            -------        -------          -------
                                                     $43,410            $27,695        $25,217          $45,888
                                                     =======            =======        =======          =======

7. STRATEGIC ALLIANCES AND INVESTMENTS

Assets recorded as strategic alliances and investments represent intangible assets and equity investments associated with initiatives funded by the Company to further its strategic plan. The most individually significant asset in this caption relates to the Company's strategic alliance agreement entered into with WorldCom, Inc. ("WorldCom") in November 1996. Under the agreement, WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period at least 25 years. In connection with the agreement, the Company issued WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal), and paid WorldCom approximately $4.7 million in cash. Costs capitalized of approximately $29.9 million are being amortized over the life of the agreement. The Company periodically reviews this asset for impairment. Based on such reviews, management believes this asset is appropriately valued. Management will continue to review this asset periodically, and there can be no assurance that future reviews will not require a write down in the carrying value of this asset.

8.   COMMITMENTS AND CONTINGENCIES

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

On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's request to intervene and has transferred the remainder of the Intervention Suit to the Bankruptcy Judge presiding over the Bankruptcy Case. Based upon the findings of the bankruptcy examiner and an investigation by the bankruptcy trustee (the "Trustee") of potential actions directed at PCI, including an avoidable preference claim of approximately $950,000, the Trustee and PCI reached a tentative settlement of all issues, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a proposed plan of reorganization (the "Plan") filed by the Trustee, which is also subject to Bankruptcy Court approval. If only the settlement is approved, PCI will obtain a release from the Trustee and the Trustee will dismiss the Intervention Suit in consideration of PCI making a cash payment of $1,200,000 to the Trustee. If the Plan is subsequently approved, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining, among other things, an injunction against possible nuisance suits relating to the CNC business. The Company has previously taken a reserve for the settlement and Plan payments. If the settlement is not approved and the Trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX in the Eastern District of New York, United States District Court. Plaintiffs contend that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the alleged scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. On May 1, 1998, the Company filed a motion to dismiss for failure to state a claim. The individual PCI defendants, Boland Jones and Patrick Jones, filed a separate motion to dismiss based upon lack of personal jurisdiction. PCI believes that it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same. Due to the inherent uncertainties of the judicial system, the Company is not able to predict the outcome of this lawsuit. If this lawsuit is not resolved in PCI's favor, it could have a material adverse effect on the Company's business, operating results or financial condition.

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

  On July 8, 1997, various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiff's seek, inter alia, damages of $2,030,040 and an accounting of royalties. Premiere believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, operating results and financial condition.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants, including Xpedite. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4,846,000, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite intends to file an answer denying the material allegations of the complaint and asserting various affirmative defenses and a motion to dismiss the counts of the complaint against it. Premiere believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, operating results and financial condition.

9.   SUBSEQUENT EVENTS

On April 22, 1998, the Company acquired American Teleconferencing Services, Ltd.
(ATS). ATS is a leading provider of full service conference call and group communications services. The purchase price for the acquisition including assumed debt and transaction costs was approximately $58.0 million consisting of cash paid of approximately $29.2 million and issuance of approximately 712,000 shares of the Company's common stock. This transaction will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates in one industry segment, enhanced communications services. The Company's services include 800-based services for mobile individuals, voice messaging, full service conference calling, enhanced electronic document distribution services and internet based communications. The Company's principal competitive advantage is that it integrates these services through its private network and provides its customers a single source solution for enhanced communications. By offering a network-based solution, the Company's customers can access and use its services through a telephone or computer anywhere in the world and avoid costs associated with purchasing and maintaining technology and equipment themselves.

Revenues from 800-based services consist of usage fees from individual subscribers which are generally based on per minute rates. Also, license fees from corporations, primarily telecommunication carriers, under outsourcing arrangements by which the carriers license use of the company's network to offer enhanced communications service to their customers. License fees are also generally based on per minute rates. Voice messaging revenues generally consist of fixed monthly fees and usage fees based on the number of messages initiated by a subscriber. Enhanced document distribution services revenues generally consist of per page or per minute fees sales of fax message handling systems and royalties for the use of certain Company software from corporations and individual subscribers. Although the Company does not currently derive any revenues from its Internet-based services, management anticipates that revenues from these products will consist of both fixed monthly and usage based components.

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

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated condensed financial statements and notes thereto.

Overview

The Company has achieved substantial growth, particularly since its initial public offering in the first quarter of 1996. This growth results from both internal growth and from acquisitions. Excluding restatement effects in prior years from pooling-of-interests transactions, revenues grew from $18.9 million as originally reported in the first quarter of 1997 to $119.0 million in the first quarter of 1998. Similarly, operating profits before restructuring and other special charges grew from $1.3 million to $21.9 million. The Company has achieved growth in revenues and operating profits before restructuring and other special charges by pursuing its strategy to become the leading provider of enhanced communication services. During 1998 and 1997 the Company did the following:

  . Pursued an aggressive acquisition strategy to broaden its enhanced communications service offerings. In April 1998, the Company acquired ATS, a leading provider of full service conference call and group communication services. In the first quarter of 1998, the Company acquired Xpedite Systems, Inc. ("Xpedite") a leading worldwide independent provider of enhanced electronic document distribution services. In 1997, the Company acquired Voice-Tel (voice messaging) and VoiceCom (voice messaging and 800-based services) thereby acquiring technology necessary to offer voice messaging on a local access basis and one of the largest private networks in the world utilizing frame relay and internet protocols.

  . Maintained strong internal growth in the Company's 800-based business.

  . Reduced costs by efficiently integrating its acquisitions and containing growth in other operating costs thereby enabling it to improve operating leverage from increased revenues.

Analysis

The Company's financial statements for all periods presented have been restated to include the operations of Xpedite, the Voice-Tel Acquisitions and VoiceCom which were accounted for as poolings of interests. The following discussion and analysis is prepared on that basis.

Revenues increased to $119.0 million in the first quarter of 1998 compared to $92.6 million in the first quarter of 1997, a 28.6% increase. Revenue growth was due principally to growth in the following areas:

  . Strategic partner programs, particularly new programs such as American
    Express and First USA, which experienced significant increases in new subscribers,

  . License programs, both from growth in revenue from existing customers and new license customers,

  . New 800-based services, including prepaid and enhanced feature calling cards which offer new features such as voice messaging through local access, call connect and call screening services and text-to-voice e-mail.

  . European-based enhanced electronic document distribution services from the acquisition of XSG and XSL.

Gross profit margins were 67.2% and 67.8% in the first quarter of 1998 and 1997, respectively. Decline in gross margins resulted primarily from heavy international mix in certain prepaid calling card programs in the first quarter of 1998. Management took actions to reverse this decline by aggressively resourcing transmission and implementing least cost routing practices for high traffic countries. Management believes the Company will benefit from these actions in future periods and from general industry trends in which long distance transport and local access service costs have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

Selling, general and administrative costs as a percent of revenues were 40.5% and 44.6% in the first quarter of 1998 and 1997, respectively. These costs declined as a percentage of revenues due to aggressive restructuring of acquired businesses (Voice-Tel and VoiceCom) in the second half of 1997. Cost reduction activities included substantially reducing the work force of acquired businesses, exiting duplicative facilities and eliminating redundant business activities.

Depreciation and amortization was $10.0 million or 8.4% of revenues in the first quarter of 1998 and $6.1 million or 6.6% of revenues in the first quarter of 1997. Increased depreciation and amortization expense results mainly from depreciation associated with increased purchases of computer telephony equipment and other capital expenditures to support new business growth and amortization of goodwill and other intangibles acquired in connection with the acquisitions of XSL, XSG and Voice-Tel Entities.

Net interest expense increased to $2.8 million in the first quarter of 1998 from $0.9 million in the first quarter of 1997. Increased interest expense results primarily from borrowings associated with Xpedite's purchase of XSL and XSG in the fourth quarter of 1997 and first quarter of 1998, respectively.

In the first quarter of 1998, the Company's effective income tax rate was higher than the statutory rate due to non-deductible merger costs. In the first quarter of 1997 the Company's effective income tax rate was less than the statutory rate due to certain non-taxable investment income and income of Voice-Tel Entities which had elected to be treated as S Corporations or partnerships under U.S.
tax law prior to their acquisition by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $6.1 million in the first quarter of 1998. Excluding payments made for restructuring, rebranding and other special charges of $18.6 million, cash provided by operations was $12.5 million or 10.5% of revenues in the first quarter of 1998. This compares with cash provided by operations of $9.1 million or 9.8% of revenues in the first quarter of 1997. Improving operating cash flow margins, excluding payments made for restructuring, rebranding and other special charges, resulted mainly from the Company's integration and cost reduction initiatives associated with the Voice-Tel and VoiceCom acquisitions in 1997 which reduced operating costs of these businesses. Also, the Company's increasing revenue base which, because of the Company's relatively fixed cost structure, improved operating leverage.

The Company used cash in investing activities of approximately $1.4 million in the first quarter of 1998 and $6.3 million in the first quarter of 1997. The Company purchased property and equipment, primarily computer and telecommunications equipment, of approximately $15.1 million in the first quarter of 1998 and $8.0 million in the first quarter of 1997. First quarter 1998 expenditures were made in connection with the Company's ongoing programs to expand its operational infrastructure including building new data centers in London and Toronto, expanding existing data centers in Dallas and Atlanta to support new business growth and upgrading voice messaging equipment on its private network. Management anticipates that these expenditures will continue to increase in the future as the Company upgrades and expands the operational infrastructure of both its existing computer telephony network and integrates the network of its recent acquisition, Xpedite. The Company paid approximately $13.1 million net of cash acquired in connection with the acquisition of XSG in the first quarter of 1998. See Note 5 -- "Acquisitions" in Notes to Condensed Consolidated Financial Statements. The Company redeemed short-term investments in marketable securities of approximately $29.8 million in the first quarter of 1998 to fund its investing and operating activities.

The Company also repaid approximately $3.5 million of indebtedness in the first quarter of 1998 assumed in connection with the Voice-Tel and VoiceCom acquisitions. Cash distributions to certain Voice-Tel companies, primarily S-Corporations, used $2.9 million in the first quarter of 1997. Such distributions were made in periods prior to the Voice-Tel acquisitions and were made primarily to reimburse S-Corporation shareholders for taxes paid on the proportionate share of taxable income of such companies they were required to report in their individual income tax returns.

At March 31, 1998, the Company's principal commitments involve certain indebtedness, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. The Company is in compliance under all such agreements at this date.

Management believes that cash and marketable securities on-hand of approximately $153.8 million and cash generated by operating activities will be adequate to fund growth in the Company's existing businesses for the forseeable future. However, the Company will be required to repay or refinance certain indebtedness assumed in connection with its acquisition on February 27, 1998 of Xpedite. Such indebtedness approximates $130 million and management is currently evaluating alternatives in this regard.

RESTRUCTURING AND OTHER SPECIAL CHARGES

The Company recorded charges against income of approximately $27.7 million in the first quarter of 1998 in connection with the Xpedite merger. Such charges consist of transaction costs, principally investment banking and professional fees, which must be expensed under the pooling of interests method of accounting. In addition, the Company has accrued the estimated costs to exit certain facilities and discontinue certain business processes and activities which are duplicative or redundant in the combined operations of Premiere and Xpedite. These costs consist of severance associated with workforce reduction, lease termination costs resulting from exiting certain facilities and asset impairments resulting from management's decision to upgrade certain network based telecommunications equipment in order to more efficiently integrate the Premiere and Xpedite telecommunications networks. The Company also recorded the costs to settle a patent infringement claim made against Xpedite. This settlement was paid in April 1998.

Xpedite recorded restructuring and other special charges of approximately $16.5 million before income taxes in the fourth quarter of 1997. Such amounts result principally from transaction costs incurred by Xpedite in connection with its merger with the Company, including legal and professional fees and a $9.5 million transaction "break-up" fee paid by Xpedite to a company which was party to an unsuccessful attempt to acquire Xpedite. In addition, Xpedite recorded charges for severance and asset impairment costs associated with closing its existing United Kingdom ("UK") based operation. These actions were an integral part of Xpedite management's plan to restructure its European operations by acquiring its UK affiliate, XSL, and centralizing administration of European business operations in the newly acquired organization.

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

The Company recorded approximately $45.4 million of restructuring and other special charges before income taxes in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicative facilities and assets and other costs necessary to discontinue redundant business activities.
                                     16

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

NEW ACCOUNTING PRONOUNCEMENTS

In 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Management is currently studying the impact the new Standards will have on its financial statement disclosures.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, goals, the amount of capital expenditures, and the likelihood of the Company's success in developing and expanding its business. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (333-50003) and elsewhere herein; (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; (c) expected cost savings from the merger (the "Xpedite Merger") with Xpedite Systems, Inc. ("Xpedite") and any other acquisitions may not be fully realized or realized within the expected time frame; (d) revenues following the Xpedite Merger and other acquisitions may be lower than expected, operating costs or customer loss and business disruption following the Xpedite Merger and any other acquisitions may be greater than expected; (e) competitive pressures among enhanced communications services providers may increase significantly; (f) costs or difficulties related to the integration of the businesses of Xpedite and Premiere and other businesses, if any, that may be acquired by Premiere may be greater than expected; (g) general economic or business conditions, internationally, nationally or in the local jurisdiction in which Premiere is doing business, may be less favorable than expected; (h) legislative or regulatory changes may adversely affect the business in which Premiere is engaged; (i) changes may occur in the securities markets; and (j) the Company's ability to manage the Company's growth and to respond to rapid technological change and risk of obsolescence of the Company's products, services and technology. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made in this Prospectus are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.



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

  On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's requests to intervene and to file a third party action and has transferred the remainder of the Intervention Suit to the Bankruptcy Case. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the bankruptcy trustee (the "Trustee") and PCI have reached a tentative settlement on all issues between the parties, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a proposed plan of reorganization (the "Plan") filed by the Trustee with the Bankruptcy Court, which is also subject to Bankruptcy Court approval. Based upon hearings before the Bankruptcy Court, the Trustee filed on November 18, 1997, a motion requesting approval of the settlement to accompany the Plan. If only the settlement is approved, PCI will obtain a release from the Trustee and the Trustee will dismiss the Intervention Suit in consideration of PCI making a cash payment of $1,200,000 to the Trustee. If the Plan is subsequently approved by the Court, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in Premiere's favor against possible nuisance suits relating to the CNC business. The Company has previously established a reserve for the settlement and Plan payments. If the outcome of this matter is adverse to PCI, the settlement is not approved and the Trustee successfully pursues possible litigation against the Company, it could have a material adverse effect on the Company's business, operating results or financial condition.

  On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick,
William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX (the "Defendants") in the United States District Court for the Eastern District of New York (the "Al-Khatib lawsuit"). Plaintiffs contend that, during 1996, PCI, certain officers of PCI and the other Defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other Defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. On May 1, 1998, the Company filed a motion to dismiss for failure to state a claim. The individual PCI defendants, Boland Jones and Patrick Jones, filed a separate motion to dismiss based upon lack of personal jurisdiction. PCI believes that it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same. Due to the inherent uncertainties of the judicial system, the Company is not able to predict the outcome of the Al-Khatib lawsuit. If the Al-Khatib lawsuit is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  On July 8, 1997, various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiff's seek, inter alia, damages of $2,030,040 and an accounting of royalties. Premiere believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, operating results and financial condition.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The lawsuit is styled Rudolf R. Nobis and Constance Nobis v. Edward Angrisani, et al., Civil Action File No. UNN-L-113698, Superior Court of New Jersey Law Division: Union County. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs' claims against Xpedite include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, conspiracy, interference with economic advantage and liability for ultra vires acts. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of $4,845,953.13, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite intends to file an answer denying the material allegations of the complaint and asserting various affirmative defenses and a motion to dismiss the counts of the complaint against it. Premiere believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.   CHANGES IN SECURITIES.

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Comany's shareholders was held on February 27, 1998. At the meeting the following matters were voted upon, with the following results:

1. Approval of Issuance of Shares Pursuant to Merger Agreement. Shareholders voted upon the issuance of shares of common stock, par value $.01 per share, of the Company, pursuant to an Agreement and Plan of Merger, dated as of November 13, 1997, by and among the Company, Nets Acquisition Corp., a wholly-owned subsidiary of the Company, and Xpedite Systems, Inc. ("Xpedite"), pursuant to which Xpedite became a wholly-owned subsidiary of the Company and each share of Xpedite common stock was converted into the right to receive shares of the Company's common stock. The results of the voting with respect to the issuance of shares pursuant to the Merger Agreement were as follows:

   Votes           Votes
 In Favor         Against        Abstentions
----------        -------        -----------
25,942,749        14,344           143,507

2. Approval of Amendment to 1995 Stock Plan. Shareholders voted upon an amendment to the Company's Second Amended and Restated 1995 Stock Plan, which increased the number of shares of the Company's common stock, par value $.01 per share, reserved for issuance from 4,000,000 to 8,000,000. The results of the voting with respect to this amendment were as follows:

   Votes            Votes
 In Favor          Against         Abstentions
----------        ---------        -----------
20,007,527        5,952,803          140,270


ITEM 5.   OTHER INFORMATION.

None


Item 6.    Exhibits and Reports on Form 8-K

           (a)   Exhibits:

Exhibit             Exhibit
Number              Description
-------             -----------
10.1                Credit Agreement dated as of December 17, 1997, among
                    Xpedite Systems, Inc. and Xpedite Systems Holdings (UK)
                    Limited, as Borrowers, the Guarantors party thereto, the
                    Banks listed on the signature pages thereto, NationsBank,
                    N.A., as Documentation Agent, and The Bank of New York, as
                    Administrative Agent.

10.2                Amendment No. 1 dated as of February 27, 1998, to Credit
                    Agreement dated as of December 17, 1997, among Xpedite
                    Systems, Inc., Xpedite Systems Holdings (UK) Limited,
                    Premiere Technologies, Inc., the Banks that are parties to the Credit Agreement and The Bank of New York, as
                    Administrative Agent.

10.3 Share Purchase Agreement dated as of August 8, 1997, by and among Xpedite Systems, Inc., Xpedite Systems Holdings (UK)
                    Limited, and the shareholders of Xpedite Systems Limited
                    (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated November 13,
                    1997 and filed December 5, 1997, as amended by Form 8-K/A filed December 23, 1997 and Form 8-K/A filed January 27,
                    1998).

10.4                Amendment to the Share Purchase Agreement, dated December
                    17, 1997, by and among Xpedite Systems, Inc., Xpedite
                    Systems Holdings (UK) Limited and the shareholders of Xpedite Systems Limited.

10.5                Amended and Restated Employment Agreement, made as of April
                    30, 1997, by and between Xpedite Systems, Inc. and Roy B.
                    Andersen, Jr.

11.1                Statements re: computation of per share earnings.

27.1                Financial Data Schedule for the Three Months Ended March 31,
                    1998

27.2                Restated Financial Data Schedule for the Three Months Ended
                    March 31, 1997


              (b)   Reports on Form 8-K:


The following reports on Form 8-K were filed during the quarter for which this report is filed:



                                                                          Entities for Which
Date of Report           Item(s) Reported                                 Financial Statements Filed
--------------           ----------------                                 --------------------------
January 27, 1998         Amendment of current report on Form 8-K          Premiere Technologies, Inc.
                         dated November 13, 1997 to amend and
                         restate "Pro Forma Condensed Combined
                         Financial Information."

February 20, 1998        Announcement of unaudited operating results      Premiere Technologies, Inc.
                         for the three and twelve months ended
                         December 31, 1997.

March 13, 1998           Announcement of consummation of the
                         acquisition of Xpedite Systems, Inc. by the
                         Company on February 27, 1998.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 1998               Premiere Technologies, Inc.
-----------------
Date

                           /s/ Boland T. Jones
                           --------------------------------
                           Boland T. Jones
                           Chairman of the Board and President

May 15, 1998               /s/ Harvey A. Wagner
-----------------          --------------------------------
Date                       Harvey A. Wagner
                           Executive Vice President
                           Finance and Administration
                           and Chief Financial Officer


                                 EXHIBIT INDEX

Exhibit           Exhibit
Number            Description                                                    Page
-------           -----------                                                    ----
10.1              Credit Agreement dated as of December 17, 1997, among
                  Xpedite Systems, Inc. and Xpedite Systems Holdings (UK)
                  Limited, as Borrowers, the Guarantors party thereto, the
                  Banks listed on the signature pages thereto, NationsBank,
                  N.A., as Documentation Agent, and The Bank of New York, as
                  Administrative Agent.

10.2              Amendment No. 1 dated as of February 27, 1998, to Credit
                  Agreement dated as of December 17, 1997, among Xpedite
                  Systems, Inc., Xpedite Systems Holdings (UK) Limited,
                  Premiere Technologies, Inc., the Banks that are parties to the Credit Agreement and The Bank of New York, as
                  Administrative Agent.

10.3 Share Purchase Agreement dated as of August 8, 1997, by and among Xpedite Systems, Inc., Xpedite Systems Holdings (UK)
                  Limited, and the shareholders of Xpedite Systems Limited
                  (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated November 13,
                  1997 and filed December 5, 1997, as amended by Form 8-K/A filed December 23, 1997 and Form 8-K/A filed January 27,
                  1998).

10.4              Amendment to the Share Purchase Agreement, dated December
                  17, 1997, by and among Xpedite Systems, Inc., Xpedite
                  Systems Holdings (UK) Limited and the shareholders of Xpedite Systems Limited.

10.5              Amended and Restated Employment Agreement, made as of April
                  30, 1997, by and between Xpedite Systems, Inc. and Roy B.
                  Andersen, Jr.

11.1              Statements re: computation of per share earnings.

27.1              Financial Data Schedule for the Three Months Ended
                  March 31, 1998.

27.2 Restated Financial Data Schedule for the Three Months ended March 31, 1997.