Form 10-Q
period 1998-06-30
PREMIERE TECHNOLOGIES INC
filed 1998-08-14
CIK 880804

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

    (1)  Yes   X       No       (2)     Yes   X       No      .
             -----        -----             -----        -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at August 13, 1998
          -----------------------------        --------------------------------
          Common Stock, $0.01 par value                45,885,865 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                      PAGE
                                                                      ----
PART I   FINANCIAL INFORMATION

   Item 1 Financial Statements

            Condensed Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997                         3

            Condensed Consolidated Statements of Operations for the
            Three and Six Month periods ended June 30, 1998 and 1997    4

            Condensed Consolidated Statements of Cash Flows for the
            Six Month period ended June 30, 1998 and 1997               5

            Notes to Condensed Consolidated Financial Statements        6

   Item 2 Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          10

   Item 3 Quantitative and Qualitative Disclosures About Market Risk   12

PART II  OTHER INFORMATION

   Item 1 Legal Proceedings                                            13

   Item 2 Changes in Securities                                        15

   Item 3 Defaults Upon Senior Securities                              15

   Item 4 Submission of Matters to a Vote of Security Holders          15

   Item 5 Other Information                                            16

   Item 6 Exhibits and Reports on Form 8-K                             16

SIGNATURES                                                             18

EXHIBIT INDEX                                                          19

                        PART I.    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                           June 30,      December 31,
                                                                            1998             1997
                                                                         -----------      -----------
                                                                         (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents........................................            $  47,009       $  43,731
   Marketable securities.......................................               51,988         154,569
   Accounts receivable (less allowances of
     $12,727 and $7,248, respectively).........................               60,272          55,040
   Prepaid expenses and other..................................               13,957          10,589
   Deferred income taxes, net..................................               41,848          27,957
                                                                           ---------       ---------
     Total current assets......................................              215,074         291,886
                                                                           ---------       ---------
PROPERTY AND EQUIPMENT, NET....................................              118,826          87,428
                                                                           ---------       ---------
OTHER ASSETS
   Deferred income taxes, net..................................                   -              544
   Strategic alliances and investments, net....................               62,264          54,328
   Goodwill, net...............................................              175,570         104,244
   Intangibles and other.......................................               28,453          22,937
                                                                           ---------       ---------
                                                                           $ 600,187       $ 561,367
                                                                           =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses.........................           $ 114,395       $ 100,694
  Revolving loan, net of issue costs............................             129,332         128,456
  Current maturities of long term debt..........................               4,209           6,243
  Accrued restructuring, rebranding and other special charges...              26,226          22,324
                                                                           ---------       ---------
    Total current liabilities...................................             274,162         257,717
                                                                           ---------       ---------
LONG TERM LIABILITIES
  Convertible subordinated notes, net of issue costs............             167,651         167,270
  Long term debt................................................              12,188           3,562
  Other accrued liabilities.....................................               2,835          11,879
  Deferred income taxes, net....................................               5,762               -
                                                                           ---------       ---------
    Total long term liabilities.................................             188,436         182,711
                                                                           ---------       ---------
SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value; 150,000,000 shares authorized,
    46,200,865 and 44,670,619 shares issued and outstanding,
    respectively................................................                 462             447
  Additional paid-in capital....................................             280,419         246,255
  Treasury stock, at cost.......................................              (2,616)              -
  Note receivable, shareholder..................................                (973)           (973)
  Cumulative translation adjustment.............................              (3,497)         (3,551)
  Accumulated deficit...........................................            (136,206)       (121,239)
                                                                           ---------       ---------
    Total shareholders' equity..................................             137,589         120,939
                                                                           ---------       ---------
                                                                           $ 600,187       $ 561,367
                                                                           =========       =========

       Accompanying notes are integral to these condensed consolidated  financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               Three Months Ended             Six Months Ended
                                                                          --------------------------     --------------------------
                                                                              June 30,     June 30,         June 30,      June 30,
                                                                               1998          1997             1998          1997
                                                                          --------------------------     --------------------------
                                                                                  (Unaudited)                    (Unaudited)
REVENUES.................................................................  $ 121,435      $  98,519       $ 240,461      $ 191,092
COST OF SERVICES.........................................................     37,620         31,885          76,655         61,702
                                                                           ---------      ---------       ---------      ---------
GROSS PROFIT.............................................................     83,815         66,634         163,806        129,390
                                                                           ---------      ---------       ---------      ---------
OPERATING EXPENSES
  Selling, general and administrative....................................     76,379         43,688         124,542         84,962
  Depreciation and amortization..........................................     11,827          6,946          21,778         13,087
  Restructuring, rebranding and other special charges....................          -         45,423          24,845         45,423
  Accrued settlement cost................................................          -          1,500           2,850          1,500
                                                                           ---------      ---------       ---------      ---------
    Total operating expenses.............................................     88,206         97,557         174,015        144,972
                                                                           ---------      ---------       ---------      ---------
OPERATING INCOME (LOSS)..................................................     (4,391)       (30,923)        (10,209)       (15,582)
                                                                           ---------      ---------       ---------      ---------
OTHER INCOME (EXPENSE)
  Interest, net..........................................................     (3,723)          (752)         (6,546)        (1,653)
  Other, net.............................................................        (71)            57            (104)           (64)
                                                                           ---------      ---------       ---------      ---------
    Total other income (expense).........................................     (3,794)          (695)         (6,650)        (1,717)
                                                                           ---------      ---------       ---------      ---------
INCOME (LOSS) BEFORE INCOME TAXES........................................     (8,185)       (31,618)        (16,859)       (17,299)
INCOME TAX BENEFIT.......................................................     (3,307)        (4,333)         (1,893)          (281)
                                                                           ---------      ---------       ---------      ---------
NET INCOME (LOSS)........................................................  $  (4,878)     $ (27,285)      $ (14,966)     $ (17,018)
                                                                           =========      =========       =========      =========
BASIC NET INCOME (LOSS) PER SHARE........................................  $   (0.11)     $   (0.64)      $   (0.33)     $   (0.40)
                                                                           =========      =========       =========      =========
DILUTED NET INCOME (LOSS) PER SHARE......................................  $   (0.11)     $   (0.64)      $   (0.33)     $   (0.40)
                                                                           =========      =========       =========      =========
WEIGHTED AVERAGE SHARES OUTSTANDING

  BASIC..................................................................     46,243         42,475          45,614         42,399
                                                                           =========      =========       =========      =========
  DILUTED................................................................     46,243         42,475          45,614         42,399
                                                                           =========      =========       =========      =========

       Accompanying notes are integral to these condensed consolidated financial statements.

                                       4

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                (IN THOUSANDS)

                                                                           1998           1997
                                                                       ------------   ------------
                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)....................................................  $(14,966)      $(17,018)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Depreciation and amortization.....................................    21,778         13,087
     Deferred income taxes.............................................   (12,848)        (5,784)
     Restructuring, rebranding and other special charges...............    24,845         45,423
     Accrued settlement cost...........................................     2,850          1,500
     Payments for restructuring, rebranding and other special charges..   (29,458)       (13,190)
     Changes in assets and liabilities:
       Accounts receivable, net........................................    (3,791)        (6,857)
       Prepaid expenses and other......................................     1,421         (1,233)
       Accounts payable and accrued expenses...........................     4,376            339
                                                                         --------       --------
    Total adjustments..................................................     9,173         33,285
                                                                         --------       --------
       Cash flows from operating activities............................    (5,793)        16,267
                                                                         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment...................................   (33,117)       (17,980)
  Redemption of marketable securities, net.............................   102,581         36,104
  Cash paid for acquired companies, net of cash acquired...............   (46,350)       (16,198)
  Strategic investments................................................    (8,019)             -
  Other................................................................        49           (514)
                                                                         --------       --------
       Cash flows from investing activities............................    15,144          1,412
                                                                         --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Payments under borrowing arrangements................................    (6,742)       (22,666)
  Payment for purchase of treasury stock...............................    (2,616)             -
  Proceeds from issuance of debt.......................................         -          2,050
  Proceeds from revolving loan, net....................................     2,000              -
  Proceeds from convertible subordinated notes, net....................         -        145,105
  Shareholder distributions, primarily S-Corporation distributions.....         -         (5,161)
  Net funds from exercise of stock options.............................     1,696            235
  Other................................................................      (395)        (1,501)
                                                                         --------       --------
       Cash flows from financing activities............................    (6,057)       118,062
                                                                         --------       --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................       (16)          (887)
                                                                         --------       --------
NET INCREASE IN CASH AND EQUIVALENTS...................................     3,278        134,854
CASH AND EQUIVALENTS, beginning of period..............................    43,731         22,616
                                                                         --------       --------
CASH AND EQUIVALENTS, end of period....................................  $ 47,009       $157,470
                                                                         ========       ========

   Accompanying notes are integral to these condensed consolidated financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of Premiere Technologies, Inc. (the "Company" or "Premiere") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to goodwill and other long-lived assets and accruals for restructuring costs and employee benefits. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K, for the year ended December 31, 1997.

2.   SIGNIFICANT CHARGES AND COSTS

The Company recorded certain charges and costs of approximately $17.1 million before income taxes in the three month period ended June 30, 1998. Such amount consists of approximately $8.4 million of charges associated with uncollectible accounts receivable related principally to the bankruptcy of two customers, $2.3 million of start-up costs, primarily executive compensation, incurred by its Orchestrate.com subsidiary, $1.8 million related to asset impairments and other costs. Approximately $16.1 million of these nonrecurring charges and costs are included as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

3.   NEW ACCOUNTING PRONOUNCEMENTS

During 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. Interim period reporting is not required in the initial year of adoption. Management is currently studying the impact that SFAS No. 131 will have on its financial statement disclosures.

4.   NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net income (loss) per share are the same for the three and six month periods ended June 30, 1998 and 1997 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, are antidilutive in all periods presented.

5.   COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three month period ended June 30, 1998 and 1997, total comprehensive loss was approximately $5.5 and $28.3 million, respectively. For the six month period ended June 30, 1998 and 1997, total comprehensive loss was $14.9 and $18.0 million, respectively.

6.   ACQUISITIONS

American Teleconferencing Services, Ltd. Acquisition

Effective April 22, 1998, the Company purchased all of the outstanding common stock of American Teleconferencing Services, Ltd. ("ATS") for an aggregate purchase price of approximately $58 million in stock and cash. ATS is a leading provider of full service conference calling and other forms of group communications. Excess purchase price over fair value of net assets acquired of approximately $47 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in Accounting Principles Board Opinion No. 16 "Business Combinations" ("APB No.16").

Xpedite Systems, Inc. Acquisition

On February 27, 1998, the Company completed its merger with Xpedite Systems, Inc. ("Xpedite"). In connection with the merger, the Company issued approximately 11 million shares of its common stock in exchange for all of the issued and outstanding common shares of Xpedite. This transaction was accounted for as a pooling-of-interests and the Company's financial statements have been restated for all periods presented to include Xpedite.

International Acquisitions

During the first quarter of 1998, the Company acquired Xpedite Systems, GmbH ("XSG") for $13.1 million in cash, net of cash acquired. XSG provides enhanced electronic document distribution services in Germany. Excess purchase price over fair value of net assets acquired of approximately $12.9 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in APB No. 16.

On December 17, 1997, Xpedite purchased substantially all of the outstanding capital stock of Xpedite Systems Limited ("XSL") for $87.8 million in cash. XSL is a leading supplier of enhanced electronic document distribution services in the United Kingdom. Excess purchase price over fair value of net assets acquired of approximately $79.1 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in APB No. 16.

During the second quarter of 1998, the Company acquired two electronic document distribution companies located in Germany and Singapore. The aggregate purchase price of these acquisitions approximates $16 million in cash and liabilities assumed. Both of the acquisitions were accounted for as purchases. Excess purchase price over fair value of net assets acquired of approximately $12 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in APB No. 16.

VoiceCom Acquisition

During the third quarter of 1997, the Company completed its merger with VoiceCom Holdings, Inc. ("VoiceCom"), a provider of voice messaging, interactive voice response and other enhanced communications services. In connection with the merger, the Company issued approximately 446,000 shares of its common stock in exchange for all of the issued and outstanding common shares of VoiceCom. This transaction has been accounted for as a pooling-of-interests and the Company's financial statements have been restated for all periods presented to include VoiceCom.

Voice-Tel Acquisitions

On June 12, 1997, the Company completed the acquisitions of Voice-Tel Enterprises, Inc. ("VTE"), its affiliate Voice-Tel Network Limited Partnership ("VTN") and substantially all of the approximately 100 independently owned Voice-Tel franchise businesses ("Franchisees") (collectively, the "Voice-Tel Entities" and "Voice-Tel Acquisitions"). In connection with the acquisitions, the Company issued approximately 7.4 million shares of its common stock, paid approximately $16.2 million in cash and assumed approximately $21.3 million in indebtedness, net of cash acquired. Most of the Voice-Tel Acquisitions were structured as tax-free mergers or share exchanges and were accounted for under the pooling-of-interests method of accounting. Accordingly, the financial results of the Company have been restated for all periods presented to include the results of the Voice-Tel Acquisitions accounted for using this method. The Company purchased 15 of the Voice-Tel Entities for an aggregate of approximately $15.5 million in cash and approximately 94,000 shares of its common stock. Excess purchase price over fair value of net assets acquired has been recorded as goodwill based on preliminary purchase price allocations and is being amortized on a straight-line basis over 40 years. Such purchase price allocations are subject to change within one year of the acquisition date under certain circumstances as set forth in APB No. 16.

The following unaudited pro forma consolidated results of operations for the three and six month periods ended June 30, 1998 and 1997 assumes the acquisitions made by the Company in 1997 and 1998 which were accounted for as purchases occurred on January 1, 1997. Pro forma adjustments consist of amortization of intangible assets acquired, interest expense associated with borrowings incurred in connection with the XSG and XSL purchases and lost interest income reflecting cash paid in the purchase of ATS.

                                            (000's)                             (000's)
                                    Three Month Period Ended             Six Month Period Ended
                                   --------------------------            ---------------------
                                    June 30,        June 30,              June 30,     June 30,
                                     1998             1997                 1998         1997
                                   --------         --------             --------     --------
Revenues                           $122,150         $118,017             $251,869     $228,023
                                   ========         ========             ========     ========

Net loss                           $ (5,060)        $(28,261)            $(21,971)    $(18,905)
                                   ========         ========             ========     ========

Basic net loss per share           $  (0.11)        $  (0.65)           $   (0.48)    $  (0.44)
                                   ========         ========             ========     ========

Diluted net loss per share         $  (0.11)        $  (0.65)            $  (0.48)    $  (0.44)
                                   ========         ========             ========     ========


7.   RESTRUCTURING, REBRANDING AND OTHER SPECIAL CHARGES

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

The Company recorded approximately $45.4 million of restructuring and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities. The Company also recorded a $1.5 million charge for anticipated legal and settlement costs resulting from bankruptcy proceedings of a customer, Communications Network Corporation. See Note 10 for further information.

Activity in accrued costs for restructuring and other special charges during the six month period ended June 30, 1998 is as follows:

                                                Accrued Costs                                         Accrued Costs
                                                 December 31,      Charges to          Costs            June 30,
                                                    1997           Operations         Incurred            1998
                                                -------------    ---------------      --------       -------------
Severance                                            $ 6,672            $ 1,803        $ 2,885          $ 5,590
Asset impairments                                     12,648              3,490          7,010            9,128
Restructure or terminate  contractual
   obligations                                        13,354                670          1,952           12,072
Transaction costs                                      6,948             11,388         14,653            3,683
Accrued settlement costs                                   -              2,850          2,751               99
Rebranding costs                                           -              2,710          1,566            1,144
Other costs, primarily to exit facilities
   and certain activities                              3,788              4,784          6,236            2,336
                                                     -------            -------        -------          -------
                                                     $43,410            $27,695        $37,053          $34,052
                                                     =======            =======        =======          =======

8. STRATEGIC ALLIANCES AND INVESTMENTS

Assets recorded as strategic alliances and investments at June 30, 1998 and December 31, 1997 are as follows (amounts in millions):

                                                                       June 30,                December 31,
                                                                        1998                       1997
                                                                       --------                ------------
WorldCom                                                                $30.0                     $30.0
Intangible and other asset                                               15.0                      18.5
Less accumulated amortization                                             3.8                       1.9
                                                                      --------                ------------
                                                                         41.2                      46.6
Equity investments                                                       21.1                       7.7
                                                                      --------                ------------
                                                                        $62.3                     $54.3
                                                                      ========                ============

The most individually significant asset in this caption relates to the Company's strategic alliance agreement entered into with WorldCom, Inc. ("WorldCom") in November 1996. Under the agreement, WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with the agreement, the Company issued WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal), and paid WorldCom approximately $4.7 million in cash. Costs capitalized of approximately $30.0 million are being amortized over the life of the agreement. WorldCom has entered into an agreement to acquire MCI, the consummation of which is subject to certain regulatory approvals. MCI competes with the Company with respect to certain services. The impact of WorldCom's proposed acquisition of MCI on the Company's strategic alliance with WorldCom cannot be determined at this time. Current revenue levels under the strategic alliance agreement are significantly below the specified minimum payment levels in the agreement. The minimum payments cease at the end of September 1998. The Company periodically reviews this asset for impairment. Based on such reviews, management currently believes this asset is appropriately valued. Management will continue to review this asset periodically, and there can be no assurance that future reviews will not require a write-down in the carrying value of this asset.

Intangible assets and equity investments classified as strategic alliances and investments consist of investments made by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as telemedicine and the Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. Costs classified as an intangible asset are being amortized over seven years. All equity investments held by the Company in other organizations represent a less than 20% ownership and are being accounted for under the cost method. Management periodically reviews these assets for impairment. Based on such reviews, management believes that these assets are appropriately valued. Management will continue to periodically review these assets and there can be no assurance that future reviews will not require a write-down of these assets.

9. STOCK PLANS

Recent sharp declines in the market price of the Company's common stock have resulted in many outstanding employee stock options being exercisable at prices that exceed the current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options to the current market price. Consequently, on July 22, 1998, the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price of the Common Stock on such date (other than those of Chief Executive Officer Boland T. Jones, who requested that his options not be repriced) to $10.25, which was the closing price of Premiere's common stock on July 22, 1998. While the vesting schedules will remain unchanged, all repriced and regranted options will be subject to a twelve-month black-out period, during which the options may not be exercised. In addition, if the optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service.

On July 22, 1998, the Board of Directors approved a new 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing Second Amended and Restated 1995 Stock Plan (the "1995 Plan"), except that it is not intended to be used for officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provide for the grant of incentive stock options. Under the 1998 Plan, 4,000,000 shares of Common Stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company. The objective of the 1998 Plan is to provide the grantees with an incentive to achieve the Company's objectives by encouraging their continued service and contribution. In connection with the repricing of options, as discussed above, some of the options currently outstanding under the 1998 Plan will be cancelled and replaced with market-value options under the 1998 Plan, thereby achieving greater availability for the grant of incentive stock options and other performance incentives under the 1995 Plan.

On June 23, 1998, the Company's Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock. The dividend was paid on July 6, 1998, to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), at a price of sixty dollars ($60.00) per one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, as the same may be amended from time to time, dated as of June 23, 1998, between the Company and SunTrust Bank, Atlanta, as rights agent. The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution by a person or group that attempts to acquire the Company on terms not approved by the Board of Directors of the Company. However, the Rights should not interfere with any merger, statutory share exchange or other business combination approved by the Board of Directors since the Rights may be terminated by the Board of Directors at any time on or prior to the close of business ten business days after announcement by the Company that a person has become an Acquiring Person. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. However, the effect of the Rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, the Company.

10.   COMMITMENTS AND CONTINGENCIES

Litigation

Since June 25, 1998, the Company and certain of its current and former officers, two of whom are currently directors and one of whom was previously a director, have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased the Company's Common Stock during various periods, including as early as April 2, 1997 through June 10, 1998. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisition of Voice-Tel, Xpedite, ATS, TeleT, and VoiceCom as well as its venture with UniDial Communications, its investment in USA.NET, Inc. and the roll out of Orchestrate. Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the Common Stock price high so that future acquisitions could be made using the Company's Common Stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner in the Company's Enhanced Calling Services product group, revenue shortfalls in its Voice Messaging product group, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from its Voice Messaging product group due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and violation of Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as "controlling persons." The Company believes the alleged claims in these lawsuits are without merit. The Company intends to defend these lawsuits vigorously. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of any of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On January 21, 1997, two former employees and an affiliate of one of the former employees filed a complaint against the Company seeking remuneration for alleged work performed on behalf of the Company. In December 1997, the Company reached a settlement with one of the claimants. The amount of this settlement was not material to the Company's financial position. The remaining plaintiffs are seeking an accounting of commissions allegedly due to them, options to purchase 72,000 shares of the Company's common stock and reasonable attorney's fees. The Company has filed a motion for summary judgment which is currently pending. Management of the Company believes it has meritorious defenses to the remaining allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation and the effect, if any, on its business, financial condition or results of operations.

On June 28, 1996, AudioFAX IP LLC ("AudioFAX") filed a lawsuit against the Company alleging that the Company infringed certain patents held by AudioFAX for enhanced facsimile products. In the third quarter of 1996, the Company recorded a charge to operations of $1.5 million for the estimated legal fees and other costs to resolve this matter. On February 11, 1997, the Company entered into a long-term, non-exclusive license agreement with AudioFAX settling this litigation. Costs accrued in the third quarter of 1996 were adequate to cover the actual costs of litigation. The final payment under the license agreement was made in April 1998.

On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's request to intervene and to file a third party action and has transferred the remainder of the Intervention Suit to the Bankruptcy Case. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim of approximately $950,000, the bankruptcy trustee (the "Trustee") and PCI have reached a tentative settlement of all issues, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a motion requesting approval of the settlement and a proposed plan of reorganization (the "Plan") filed by the Trustee. On June 23, 1998, the Bankruptcy Court approved the settlement whereby PCI obtained a release from the Trustee and the Trustee dismissed the Intervention Suit in consideration of PCI making a cash payment of $1.2 million to the Trustee. If the Plan is subsequently approved, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining, among other things, an injunction against possible nuisance suits relating to the CNC business. The Company has previously recorded a reserve for the settlement and Plan payment.

On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX in the Eastern District of New York, United States District Court. Plaintiffs contend that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the alleged scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. On May 1, 1998, PCI filed a motion to dismiss for failure to state a claim and such motion to dismiss is currently pending. The individual PCI defendants, Boland Jones and Patrick Jones, filed a separate motion to dismiss based upon lack of personal jurisdiction and such motion to dismiss is currently pending. PCI believes that it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same. Due to the inherent uncertainties of litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in PCI's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On July 8, 1997, various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiffs seek damages of approximately $2.0 million and an accounting of royalties. The Company believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in Xpedite's favor it could have a material adverse effect on the Company's business, financial condition and results of operations.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants, including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite has filed an answer denying the material allegations of the complaint and asserting various affirmative defenses and intends to file a motion to dismiss the counts of the complaint against it. The Company believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On or about May 27, 1998, Telephone Company of Central Florida, Inc. ("TCCF"), a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom Network Services, Inc. ("WorldCom Network Services") and the Company are two of the largest creditors in this bankruptcy case. In August 1998, WorldCom Network Services filed a separate lawsuit in the Federal District Court for the Middle District of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the amounts received by the insiders. On August 10, 1998, TCCF filed a motion with the Bankruptcy Court requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom Network Services and the Company, alleging service problems with WorldCom Network Services and the Company. Due to the inherent uncertainties of the litigation process and the judicial system, and the lack of specificity of the nature of the claims which may be asserted by TCCF, the Company is not able to predict with certainty whether a lawsuit will be filed by TCCF or, if such a lawsuit is filed, whether the outcome of such litigation will be adverse to the Company. If TCCF pursues its alleged claims through litigation which is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On July 30, 1998, Xfer Communications, Inc. ("Xfer") filed a lawsuit against VoiceCom in the United States District Court for the Eastern District of Michigan, alleging breach of contract, tortious interference with business relationships, fraudulent inducement, and misappropriation of trade secrets allegedly in connection with the solicitation by VoiceCom of certain telecommunication customer accounts of Xfer. The plaintiff seeks to recover actual damages in an amount alleged to be in excess of $100,000, together with costs, interest, attorneys' fees and punitive damages. The Company believes that VoiceCom has meritorious defenses to the plaintiff's allegations, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to VoiceCom, it could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates in one industry segment, enhanced communications services. The Company's services include enhanced calling services for mobile individuals, voice messaging, full service conference calling, enhanced electronic document distribution services and Internet based communications. The Company believes its principal competitive advantage is that it integrates these services through its private network and provides its customers a single source solution for enhanced communications. By offering a network-based solution, the Company's customers can access and use its services through a telephone or computer anywhere in the world and avoid costs associated with purchasing and maintaining technology and equipment themselves.

Revenues from enhanced calling services consist of usage fees from individual subscribers which are generally based on per minute rates. Also, license fees from corporations, primarily telecommunication carriers, under outsourcing arrangements by which the carriers license use of the Company's network to offer enhanced communications service to their customers. License fees are also generally based on per minute rates. Voice messaging revenues generally consist of fixed monthly fees and usage fees, based on the number of messages initiated by a subscriber. Enhanced document distribution services revenues generally consist of per page or per minute fees, sales of fax message handling systems and royalties for the use of certain Company software from corporations and individual subscribers. Revenues from full service conference calling are generally based on per minute rates. Although the Company does not currently derive any revenues from its Internet-based services, management anticipates that revenues from these products will consist of both fixed monthly and usage based components.

Cost of services consists primarily of transmission costs. License customers generally arrange for, and directly bear the cost of, transmission. Consequently, while the per minute fees for licensee platform usage are lower than those for individual subscriber services, the gross margin from license arrangements is considerably higher than for subscriber services.

Selling, general and administrative expenses include direct and indirect commissions, the cost of print advertisements, salaries and benefits, travel and entertainment expenses, bad debt expense, rent and facility expense, accounting and audit fees, legal fees, property taxes and other administrative and operating expenses.

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

Revenues by major product group for the three and six month periods ended June 30, 1998 and 1997 are as follows (amounts in millions):

                                       Three month period      Six month period
                                              ended                  ended
                                             June 30,               June 30,
                                       ------------------      ----------------
                                        1998      1997           1998     1997
                                       ------    --------      -------   ------

Enhanced Calling Services              $ 20.6    $20.4          $ 51.9   $ 39.3
Voice Messaging                          31.8     34.7            64.5     70.2
Conference Calling                       11.7       .9            12.7      1.8
Enhanced Document Distribution           57.3     42.5           111.4     79.8
                                       ------    -----          ------   ------
                                       $121.4    $98.5          $240.5   $191.1
                                       ======    =====          ======   ======

Revenues increased 23.3% for the three month period ended June 30, 1998 as compared with the same period in 1997 and increased 25.8% comparing the six month periods ended June 30, 1998 and 1997. Revenue grew in the following areas:

 . Conference Calling, through the acquisition of ATS in April 1998,

 . Electronic Document Distribution services, through both internal growth and acquisitions of European-based electronic document distribution providers XSL and XSG in December 1997 and January 1998, respectively,

 . Strategic partner programs for Enhanced Calling Services, particularly
  American Express and First USA, which experienced significant increases in new subscribers and,

 . License programs, both from growth in revenue from existing customers and new license customers.

In the second quarter of 1998, two customers of the Company's Enhanced Calling Services product group initiated Chapter 11 bankruptcy proceedings. Although the Company continued receiving payments from both customers through the first quarter of 1998, it recorded no revenue from either of these customers in the second quarter of 1998 and does not anticipate deriving significant revenues from either of these customers in the future. In addition, the Company has also discontinued certain unprofitable prepaid calling card programs with a customer. Revenues in the Company's Enhanced Calling Services product group would have increased by 16.1% in the three month period ended June 30, 1998 as compared with same period in 1997 if revenues from these three customers were excluded from both periods.

Gross profit margins were 69.0% and 67.6% for three month periods ended June 30, 1998 and 1997 and 68.1% and 67.7% for the six month periods ended June 30, 1998 and 1997. Improving gross margins resulted from the acquisition of ATS which has higher gross margins than the Company's existing product groups. The Company has also benefitted from general industry trends in which long distance transport and local access service costs have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

Selling, general and administrative costs as a percent of revenues were 62.9% and 44.3% for the three month periods ended June 30, 1998 and 1997 and 51.8% and 44.5% for the six month periods ended June 30, 1998 and 1997. A majority of the increase in these costs in 1998 results from adjustments of approximately $16.1 million recorded in the second quarter of 1998 reflecting approximately $8.4 million of charges associated with uncollectible accounts receivable related primarily to the two financially distressed customers discussed above, $2.3 million of start-up costs, primarily executive compensation, incurred in the start-up of its Orchestrate.com subsidiary, $1.8 million of asset impairment and other costs. Excluding these costs and charges from 1998 amounts, selling, general and administrative costs as a percent of revenues are 49.6% and 45.1% for the three and six month periods ended June 30, 1998, respectively. The remaining increase in selling, general and administrative costs in 1998 is due to the acquisition of ATS which has higher selling, general and administrative costs as a percent of revenue than the Company's existing businesses. Also, the Company increased staffing and added other administrative and operational infrastructure necessary to support both current and anticipated growth in the Company.
                                      11

Depreciation and amortization was $11.8 million and $21.8 million or 9.7% and 9.1% of revenues in the three and six month periods ended June 30, 1998, respectively, and $6.9 million and $13.1 million or 7.1% and 6.8% of revenues in the three and six month periods ended June 30, 1997, respectively. Increased depreciation and amortization expense results mainly from depreciation associated with increased purchases of computer telephony equipment and other capital expenditures to support new business growth and amortization of goodwill and other intangibles acquired in connection with the acquisitions of ATS, XSL, XSG and Voice-Tel Entities.

Net interest expense increased to $3.7 million and $6.5 million in the three and six month periods ended June 30, 1998, respectively, up from $0.8 million and $1.7 million in the same periods of 1997. Increased interest expense results from interest on the Company's convertible subordinated notes issued in June 1997 and borrowings associated with Xpedite's purchase of XSL and XSG.

In 1998, the Company's effective income tax rate varied from the statutory rate due to non-deductible goodwill amortization and merger costs. In 1997, the Company's effective income tax rate varied from the statutory rate due to non deductible merger costs incurred in connection with the Voice-Tel Acquisitions, certain non-taxable investment income and income of Voice-Tel Entities which had elected to be treated as S Corporations or partnerships under U.S. tax law prior to their acquisition by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $5.8 million in the six month period ended June 30, 1998. Net cash provided by operations in the same period of 1997 was $16.3 million. Excluding payments for restructuring, rebranding and other special charges in both periods, net cash provided by operations was $23.7 million in 1998 and $29.5 million in 1997, respectively. Lower cash from operations before payments for restructuring, rebranding and other special charges in 1998 resulted primarily from higher selling, general and administrative costs.

Investing activities provided cash of approximately $15.1 million and $1.4 million in the six month periods ended June 30, 1998 and 1997. The Company liquidated short-term investments in marketable securities of $102.6 million and $36.1 million in the six month periods ended June 30, 1998 and 1997 to fund capital expenditure programs, acquisitions and strategic investment activities. Capital expenditures of $33.1 million in 1998 consisted mainly of purchases of telecommunications equipment in connection with programs to upgrade and expand operating infrastructure, including build-out of the Company's London and Toronto data centers, expansion of the Company's administrative headquarters and implementation of new management information systems. Cash paid for acquisitions of approximately $46.4 in 1998 consisted mainly of the acquisition of ATS, the cash portion of which was approximately $29.3 million. Remaining cash paid for acquisitions resulted principally from the acquisition of Xpedite's German affiliate, XSG, which was acquired in January 1998. Cash paid for acquisitions in 1997 of approximately $16.2 million represents cash paid for acquisitions of Voice-Tel Entities accounted for as purchases. The Company made strategic investments of $8.0 million in the six month period ended June 30, 1998 in businesses involved in emerging technologies which the Company believes will further its strategic plan. Such investments included increases in the Company's equity ownership in Endeavor Technologies and USA.NET, and new equity investments in Intellivoice, a company involved with developing voice activation technology, and Live Content, a company engaged in certain Internet related technology.

The Company used cash of approximately $6.1 million in financing activities in the six month period ended June 30, 1998. Principal uses of cash were to repay borrowings under term notes and capital lease obligations assumed in connection with the Voice-Tel acquisitions. In addition, the Company repurchased 306,500 shares of its Common Stock for approximately $2.6 million. Financing activities provided $118.1 million in the six month period ended June 30, 1997. The principal source of cash from financing activities in 1997 was the issuance of convertible subordinated notes in June 1997. The net proceeds to the Company after exercise of the Underwriter's over-allotment option in July 1997 was approximately $167.0 million. The notes bear interest at 5.75% and mature in 2004. The Company also repaid $22.7 million of borrowings in 1997 assumed in connection with the Voice-Tel Acquisitions. Cash distributions of $5.2 million in 1997 result from distributions made in periods prior to the Company's acquisitions of the Voice-Tel Entities. Such distributions were made to reimburse S Corporation shareholders for taxes paid on the proportionate share of taxable income of such companies they were required to report in their individual income tax returns.

At June 30, 1998, the Company's principal commitments involve certain indebtedness, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. The Company is in compliance under all such agreements at this date.

Management believes that cash and marketable securities on-hand of approximately $99.0 million and cash generated by operating activities will be adequate to fund growth in the Company's existing businesses for the forseeable future. However, the Company will be required to repay or refinance certain indebtedness assumed in connection with its acquisition on February 27, 1998 of Xpedite. Such indebtedness consists of a revolving line of credit which approximates $130 million and matures December 16, 1998. Management is currently evaluating alternatives in this regard.

RESTRUCTURING, REBRANDING AND OTHER SPECIAL CHARGES

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

THE YEAR 2000 ISSUE

Introduction.  The term "Year 2000 issue" is a general term used to describe
------------
the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

The Company's State Of Readiness.  The Company has formed a Year 2000 Executive
--------------------------------
Committee comprised of five members of senior management and a Year 2000 Task Force comprised of technical representatives from each of the Company's operating subsidiaries. The Year 2000 Executive Committee and the Task Force are charged with evaluating the Company's Year 2000 issue and taking appropriate actions so that the Company will incur minimal disruption from the Year 2000 issue ("Year 2000 ready"). The Year 2000 Task Force is currently developing and implementing a comprehensive initiative (the "Initiative") to make the Company's software applications and/or systems ("Software Applications") and hardware platforms ("Hardware Platforms") Year 2000 ready. The Initiative covers the following seven phases: (i) inventory of all Software Applications and Hardware Platforms, (ii) assessment of repair requirements, (iii) repair of Software Applications and Hardware Platforms, (iv) testing of individual Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data (v) certification by users within the Company that Software Applications and Hardware Platforms correctly handle dates and date-related data, (vi) system integration testing of multiple Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data, and (vii) creation of contingency plans in the event of Year 2000 failures. The Company is aware that some of its Hardware Platforms contain embedded microprocessors and it has taken the repair of the embedded microprocessors into consideration in developing the Initiative.

The Company has retained a nationally recognized independent consultant ("Consultant") to assist in finalizing the Initiative. If the Consultant determines that the Initiative will not adequately lead to the Company's Year 2000 readiness, the Consultant will provide the Company with assistance in adjusting the Initiative so that the Company can appropriately address its Year 2000 issues. The Company will periodically review its progress with respect to the Initiative as the Year 2000 is approached and reached. This periodic review by the Company will include necessary adjustments to the Initiative.

The Company has completed the first six phases of the Initiative for certain of its Software Applications and Hardware Platforms. While each of the Company's operating subsidiaries is at a different stage of completion of the Initiative, the Initiative calls for a majority of the Company's operating subsidiaries to complete the first six phases of the Initiative by June 30, 1999. The system integration testing of Software Applications and Hardware Platforms required by phase (vi) of the Initiative has begun with respect to some of the Company's business activities. The Initiative calls for initiation of such testing throughout the Company by no later than the end of the first quarter of 1999.

In the process of assessing the Year 2000 readiness of Software Applications and Hardware Platforms as required by phase (ii) of the Initiative, the Company has communicated with many of its suppliers of Software Applications and Hardware Platforms to determine (1) whether the Software Applications and Hardware Platforms provided to the Company will correctly manipulate dates and date-related data as the Year 2000 is approached and reached, and (2) whether the suppliers will solve their Year 2000 problems in order to continue providing the Company products and services as the Year 2000 is approached and reached. The Company has received written verification from a number of suppliers that Software Applications and Hardware Platforms will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. If a supplier informs the Company that it will not appropriately rectify its Year 2000 issues, then the Company will use that information to develop appropriate contingency plans as required by phase (vii) of the Initiative. As a general matter, the Company is vulnerable to a significant supplier's inability to remedy its own Year 2000 issues. Other than the Company's own remediation efforts, there can be no assurance that the Software Applications and Hardware Platforms supplied by third parties on which the Company's business relies will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

To operate its business, the Company relies upon providers of telecommunication services, government agencies, utility companies, and other third party service providers ("External Providers"), over which it can assert little control. If the inability of any of these entities to correct their Year 2000 issues results in a failure to provide the Company services, the Company's operations may be materially adversely impacted and may result in a material adverse effect on the Company's financial condition and results of operations. The Company depends upon telecommunications carriers to conduct its business and is heavily dependent upon the ability of such telecommunications carriers to correctly fix their Year 2000 issues. If telecommunications carriers and other External Providers do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its business may be materially impacted, which could result in a material adverse effect on the Company's financial condition and results of operations.

A significant portion of the Company's business is conducted outside of the United States. External Providers located outside of the United States may face significantly more severe Year 2000 issues than similar entities located in the United States. If such External Providers located outside the United States are unable to rectify their Year 2000 issues, the Company may be unable to effectively conduct the international portion of its business, which could result in a material adverse effect on the Company's financial condition and results of operations.

Costs to Address the Company's Year 2000 Issues.  Thus far the majority of
------------------------------------------------
the work on the Initiative has been performed by the Company's employees, which has limited the cost spent to date. The Company estimates that the total historical and future costs of implementing the Initiative will be approximately $40 million, the majority of which relate to capital expenditures. However, because the Initiative may undergo changes as a result of many factors, including but not limited to, the results of any phase of the Initiative, the Company's periodic review of its progress or recommendations of the Consultant, the Company's estimate of the total cost of implementation may be revised as the Initiative progresses. In the event such costs need to be revised, such revised costs could have a material adverse effect on the Company's financial condition and results of operations. The Company will fund the costs of implementing the Initiative from cash flows. The Company has not deferred any specific information technology project as a result of the implementation of the Initiative. The Company does not expect that the opportunity cost of implementation of the Initiative will have a material effect on the financial condition of the Company or its results of operations.

Risks Presented by Year 2000 Issues.  Until system integration testing is
-----------------------------------
substantially in process, the Company cannot fully estimate the risks of its Year 2000 issue. As a result of system integration testing, the Company may identify business activities that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation of the Initiative, and should not be construed to mean that there is no business activity which is at risk of a Year 2000 related disruption. It is possible that one or more disruptions to a major business activity could have a material adverse effect on the Company's financial condition and results of operations. In addition, as noted above, many of the Company's business critical External Providers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's financial condition and results of operations.

The Company's Contingency Plans.  The Initiative includes the development
-------------------------------
of contingency plans for business activities that are susceptible to a substantial risk of a disruption resulting from a Year 2000 related event. Because the Company has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any business activity. The Company is aware of the possibility, however, that certain business activities may be hereafter identified as at risk. Consistent with the Initiative, the Company is developing contingency plans for such business activities as and if such determinations are made.


NEW ACCOUNTING PRONOUNCEMENTS

In 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Management is currently studying the impact the new Standards will have on its financial statement disclosures.


FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, goals, the amount of capital expenditures, and the likelihood of the Company's success in developing and expanding its business. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (333-50003) and elsewhere herein; (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; (c) expected cost savings from the merger (the "Xpedite Merger") with Xpedite Systems, Inc. ("Xpedite") and any other acquisitions may not be fully realized or realized within the expected time frame; (d) revenues following the Xpedite Merger and other acquisitions may be lower than expected, operating costs or customer loss and business disruption following the Xpedite Merger and any other acquisitions may be greater than expected; (e) competitive pressures among enhanced communications services providers may increase significantly; (f) costs or difficulties related to the integration of the businesses of Xpedite and Premiere and other businesses, if any, that may be acquired by Premiere may be greater than expected; (g) general economic or business conditions, internationally, nationally or in the local jurisdiction in which Premiere is doing business, may be less favorable than expected; (h) legislative or regulatory changes may adversely affect the business in which Premiere is engaged; (i) changes that may occur in the securities markets; (j) the Company's ability to manage the Company's growth and to respond to rapid technological change and risk of obsolescence of the Company's products, services and technology; (k) the success of the Company's strategic relationships, including the amount of business generated and the viability of the strategic partner; (l) the impact of possible adverse litigation; (m) market acceptance of new products and services, including Orchestrate; (n) development of effective marketing, pricing and distribution strategies for new products and services, including Orchestrate; (o) risks associated with interruption in the Company's services due to the failure of the communications platforms and networks utilized in providing the Company's services; and (p) risks associated with the Year 2000 issue, including Year 2000 problems that may arise on the part of third parties which may effect the Company's operations. The Company cautions that such factors are not exclusive. Consequently, all of the forward-looking statements made in this Prospectus are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

                                    PART II

                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     Since June 25, 1998, the Company and certain of its current and former officers, two of whom are currently directors and one of whom was previously a director, have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased the Company's Common Stock during various periods, including as early as April 2, 1997 through June 10, 1998. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisition of Voice-Tel, Xpedite, ATS, TeleT, and VoiceCom as well as its venture with UniDial Communications, its investment in USA.NET, Inc. and the roll out of Orchestrate. Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the Common Stock price high so that future acquisitions could be made using the Company's Common Stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner in the Company's enhanced calling services product group, revenue shortfalls in its voice messaging product group, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from its voice messaging product group due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Section 10(b) of the Securities Exchange Act of 1934 against all defendants and violation of
Section 20(a) of the Securities Exchange Act of 1934 against the individual defendants as "controlling persons." The Company believes the alleged claims in these lawsuits are without merit. The Company intends to defend these lawsuits vigorously. Due to inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of any of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     On January 21, 1997, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company, PCI and the Company's president, Boland T. Jones, in the Superior Court of Fulton County, Georgia ("Civil Action"). As of December 2, 1997, the Company, PCI and Mr. Jones entered into a settlement agreement with Mr. Bott which settled and disposed of Mr. Bott's claims in connection with this litigation. on December 12, 1997, Mr. Elliott and CRS filed a Second Amended Complaint against Premiere and Boland T. Jones in the Civil Action. The first count seeks an accounting of commissions that Mr. Elliott and CRS allege may be due to them under a sales commission agreement between CRS and Premiere. The second count seeks options for 72,000 shares of Premiere Common Stock that Mr. Elliott and CRS claim are due to them, or damages in the alternative. The third count seeks to recover the Plaintiffs' reasonable attorneys' fees. In the Second Amended Complaint, the remaining
plaintiffs have dropped their prior request for punitive damages.   PCI has
filed a motion for summary judgment which is currently pending. The Company believes it has meritorious defenses to Mr. Elliott's and CRS' remaining allegations, but due to the inherent uncertainties of the litigation process, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations. The settlement with Mr. Bott will not have a material adverse effect on the Company's business, financial condition or results of operations.

     On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's requests to intervene and to file a third party action and has transferred the remainder of the Intervention Suit to the Bankruptcy Case. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the bankruptcy trustee (the "Trustee") and PCI have reached a tentative settlement on all issues, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a motion requesting approval of the settlement and a proposed plan of reorganization (the "Plan") filed by the Trustee. On June 23, 1998, the Bankruptcy Court approved the settlement whereby PCI obtained a release from the Trustee and the Trustee dismissed the Intervention Suit in consideration of PCI making a cash payment of $1.2 million to the Trustee. If the Plan is subsequently approved by the Bankruptcy Court, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in Premiere's favor against possible nuisance suits relating to the CNC business. The Company has previously recorded a reserve for the settlement and Plan payment.

     On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX (the "Defendants") in the United States District Court for the Eastern District of New York (the "Al-Khatib lawsuit"). Plaintiffs contend that PCI, certain officers of PCI and the other Defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the alleged scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other Defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. On May 1, 1998, PCI filed a motion to dismiss for failure to state a claim and such motion to dismiss is currently pending. The individual PCI defendants, Mr. Boland Jones and Mr. Patrick Jones, filed a separate motion to dismiss based upon lack of personal jurisdiction and such motion to dismiss is currently pending. PCI believes that it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in the PCI's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     On July 8, 1997 various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiffs seek damages of approximately $2.0 million and an accounting of royalties. The Company believes that Xpedite has meritorious defenses to the plaintiffs' allegations but due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If this litigation is not resolved in Xpedite's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants, including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More
                                       14
specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs' claims against Xpedite include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, conspiracy, interference with economic advantage and liability for ultra vires acts. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite has filed an answer denying the material allegations of the complaint and asserting various affirmative defenses and intends to file a motion to dismiss the counts of the complaint against it. The Company believes that Xpedite has meritorious defenses to the plaintiffs' allegations, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is not able to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     On or about May 27, 1998, TCCF, a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom Network Services and the Company are two of the largest creditors in this bankruptcy case. In August 1998, WorldCom Network Services filed a separate lawsuit in the Federal District Court for the Middle District of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the amounts received by the insiders. On August 10, 1998, TCCF filed a motion with the Bankruptcy Court requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom Network Services and the Company, alleging service problems with WorldCom Network Services and the Company. Due to the inherent uncertainties of the litigation process and the judicial system, and the lack of specificity of the nature of the claims which may be asserted by TCCF, the Company is not able to predict with certainty whether a lawsuit will be filed by TCCF or, if such a lawsuit is filed, whether the outcome of such litigation will be adverse to the Company. If TCCF pursues its alleged claims through litigation which is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

     On July 30, 1998, Xfer filed a lawsuit against VoiceCom in the United States District Court for the Eastern District of Michigan, alleging breach of contract, tortious interference with business relationships, fraudulent inducement, and misappropriation of trade secrets allegedly in connection with the solicitation by VoiceCom of certain telecommunication customer accounts of Xfer. The plaintiff seeks to recover actual damages in an amount alleged to be in excess of $100,000, together with costs, interest, attorneys' fees and punitive damages. The Company believes that VoiceCom has meritorious defenses to the plaintiff's allegations, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to VoiceCom, it could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 2.  CHANGES IN SECURITIES.


SHAREHOLDER RIGHTS PLAN

     Information with respect to this item may be found under Item 5 of the Company's Current Report on Form 8-K dated June 23, 1998 (date of earliest event reported), filed with the Commission on June 26, 1998. Such information is incorporated herein by reference.

RECENT SALES OF UNREGISTERED SECURITIES

     On April 23, 1998, the Company acquired all of the issued and outstanding shares of the common stock of ATS pursuant to the terms of an Agreement and Plan of Merger dated April 22, 1998 by and among the Company, ATS, PTEK Missouri Acquisition Corp. and the shareholders of ATS. In connection with the acquisition of ATS, the Company issued an aggregate of approximately 712,125 shares of its Common Stock to the former shareholders or owners of ATS. The shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), in transactions exempt from registration under Regulation D and Section 4(2) of the Act and the rules promulgated thereunder.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     An annual meeting of the Company's shareholders was held on July 29, 1998. At the annual meeting, the following nominees were elected to serve as Class I directors for terms expiring at the annual meeting of shareholders in 2001:

Name of Director         Votes For     Votes Withheld   Abstentions  Nonvotes
-----------------        ---------     --------------   -----------  --------

Jeffrey A. Allred       32,071,747       2,071,300           0           0
William P. Payne        32,772,833       1,370,214           0           0


ITEM 5.  OTHER INFORMATION.

  None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits:

Exhibit   Exhibit
Number    Description
------    -----------

2.1 Agreement and Plan of Merger, dated April 22, 1998, by and among the Company, American Teleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998, and filed with the Commission on April 28, 1998.)

3.1       Articles of Incorporation of Premiere Technologies, Inc., as amended.

3.2 Amended and Restated Bylaws of Premiere Technologies, Inc., as further amended on August 1, 1998.

4.1 Shareholder Protection Rights Agreement, dated June 23, 1998, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated herein by referenced to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 23, 1998, and filed with the Commission on June 26, 1998).

10.1 Executive Employment and Incentive Option Agreement, effective as of July 24, 1997, by and between the Company and Jeffrey A. Allred.

10.2      Premiere Technologies, Inc. 1998 Stock Plan.

11.1      Statements re: computation of per share earnings.

27.1 Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1998.

27.2 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1997.

  (b)  Reports on Form 8-K:

  The following reports on Form 8-K were filed during the quarter for which this report is filed:

                                                             ENTITIES FOR WHICH
  DATE OF REPORT                                               FINANCIAL
   (DATE FILED)            ITEMS REPORTED                    STATEMENTS FILED
  --------------           --------------                   -------------------

April 13, 1998         Items 5 and 7 - Amendment            Premiere Technologies, Inc.
                       to Current Report on Form            Xpedite Systems, Inc.
                       8-K, dated February 27,
                       1998, to file
                       consolidated financial
                       statements of Xpedite Systems,
                       Inc. (incorporated by
                       reference) and supplemental
                       consolidated financial
                       statements of Premiere
                       Technologies, Inc.

April 28, 1998         Item 5 - Announcement                        None
                       regarding the Company's
                       acquisition of American
                       Teleconferencing Services,
                       Ltd. and the appointment
                       of Harvey A. Wagner as
                       Executive Vice President of
                       Finance and  Administration
                       and Chief Financial Officer.

May 15, 1998           Item 5 - Announcement regarding              None
                       the Company's share repurchase
                       program.

June 11, 1998          Item 5 - Announcement regarding              None
                       the Company's second-quarter
                       and full-year results.

June 26, 1998          Item 5 - Announcement regarding              None
                       the Company's shareholder rights
                       plan.

                                       17

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 1998               PREMIERE TECHNOLOGIES, INC.
---------------
Date



                              /s/ Harvey A. Wagner
                              ------------------------------------------
                              Harvey A. Wagner
                              Executive Vice President of Finance and
                              Administration
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer
                              and duly authorized signatory of the Registrant)

                                 EXHIBIT INDEX


Exhibit     Exhibit
Number    Description
------    -----------

2.1 Agreement and Plan of Merger, dated April 22, 1998, by and among the Company, American Teleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated herein by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998, and filed with the Commission on April 28, 1998.)

3.1       Articles of Incorporation of Premiere Technologies, Inc., as amended.

3.2 Amended and Restated Bylaws of Premiere Technologies, Inc., as further amended on August 1, 1998.

4.1 Shareholder Protection Rights Agreement, dated June 23, 1998, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated herein by referenced to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 23, 1998, and filed with the Commission on June 26, 1998).

10.1 Executive Employment and Incentive Option Agreement, effective as of July 24, 1997, by and between the Company and Jeffrey A. Allred.

10.2      Premiere Technologies, Inc. 1998 Stock Plan.

11.1      Statements re: computation of per share earnings.

27.1 Financial Data Schedule for the Three and Six Month Period Ended June 30, 1998.

27.2 Restated Financial Data Schedule for the Three and Six Month Period Ended June 30, 1997.