Form 10-Q
period 1998-09-30
PREMIERE TECHNOLOGIES INC
filed 1998-11-17
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from ___________________ to ____________________


                       COMMISSION FILE NUMBER:  0-27778

                          PREMIERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                                    GEORGIA
        (State or other jurisdiction of incorporation or organization)

                                  59-3074176
                     (I.R.S. Employer Identification No.)

                            3399 PEACHTREE ROAD NE
                         THE LENOX BUILDING, SUITE 600
                            ATLANTA, GEORGIA  30326
         (Address of principal executive offices, including zip code)

                                (404) 262-8400
              (Registrant's telephone number including area code)

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

(1) Yes  X       No                             (2) Yes  X             No
       -----       -----                               -----             -----



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at November 13, 1998
----------------------------------             --------------------------------
   Common Stock, $0.01 par value                      45,786,434 shares

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                                                         PAGE
                                                                                                         ----
PART I    FINANCIAL INFORMATION

          Item 1  Financial Statements.................................................................    3

                  Condensed Consolidated Balance Sheets
                  as of September 30, 1998 and December 31, 1997.......................................    3

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine Month periods ended September 30, 1998 and 1997...............    4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine Month periods ended September 30, 1998 and 1997.........................    5

                  Notes to Condensed Consolidated Financial Statements................................     6

          Item 2  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...........................................................    15

          Item 3  Quantitative and Qualitative Disclosures About Market Risk..........................    22

PART II   OTHER INFORMATION

          Item 1  Legal Proceedings...................................................................    23

          Item 2  Changes in Securities...............................................................    25

          Item 3  Defaults Upon Senior Securities.....................................................    26

          Item 4  Submission of Matters to a Vote of Security Holders.................................    26

          Item 5  Other Information...................................................................    26

          Item 6  Exhibits and Reports on Form 8-K....................................................    27

SIGNATURES............................................................................................    28

EXHIBIT INDEX


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                   September 30,        December 31,
                                                                                        1998                1997
                                                                                 -----------------------------------
                                                                                             (Unaudited)
ASSETS
CURRENT ASSETS
   Cash and equivalents....................................................          $  35,314           $  43,731
   Marketable securities...................................................             30,171             154,569
   Accounts receivable (less allowances of $7,625 and $7,248, respectively)             62,283              55,040
   Prepaid expenses and other..............................................             11,843              10,589
   Deferred income taxes, net..............................................             45,108              27,957
                                                                                     ---------           ---------
       Total current assets................................................            184,719             291,886
                                                                                     ---------           ---------
PROPERTY AND EQUIPMENT, NET................................................            128,674              87,428
OTHER ASSETS
   Deferred income taxes, net..............................................                  -                 544
   Strategic alliances and investments, net................................             60,211              54,328
   Goodwill, net...........................................................            180,054             104,244
   Intangibles and other...................................................             32,216              22,937
                                                                                     ---------           ---------
                                                                                     $ 585,874           $ 561,367
                                                                                     =========           =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable and accrued expenses...................................          $ 110,810           $ 100,694
   Revolving loan, net of issue costs......................................            126,025             128,456
   Current maturities of long-term debt....................................              4,230               6,243
   Accrued restructuring, rebranding and other special charges.............             21,728              22,324
                                                                                     ---------           ---------
       Total current liabilities...........................................            262,793             257,717
                                                                                     ---------           ---------
LONG-TERM LIABILITIES
   Convertible subordinated notes, net of issue costs......................            167,853             167,270
   Long-term debt..........................................................             11,531               3,562
   Other accrued liabilities...............................................              3,171              11,879
   Deferred income taxes, net..............................................              5,887                   -
                                                                                     ---------           ---------
       Total long-term liabilities.........................................            188,442             182,711
                                                                                     ---------           ---------
SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value; 150,000,000 shares authorized,
   45,786,434 and 44,670,619 shares issued and outstanding, respectively...                458                 447
   Additional paid-in capital..............................................            281,126             246,255
   Treasury stock, at cost.................................................             (9,122)                  -
   Note receivable, shareholder............................................               (973)               (973)
   Cumulative translation adjustment.......................................             (2,780)             (3,551)
   Accumulated deficit.....................................................           (134,070)           (121,239)
                                                                                     ---------           ---------
       Total shareholders' equity..........................................            134,639             120,939
                                                                                     ---------           ---------
                                                                                     $ 585,874           $ 561,367
                                                                                     =========           =========

            Accompanying notes are integral to these condensed consolidated financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       Three Months Ended                  Nine Months Ended
                                                                -------------------------------     -------------------------------
                                                                September 30,     September 30,     September 30,     September 30,
                                                                    1998              1997              1998              1997
                                                                -------------     -------------     -------------     ------------
                                                                           (Unaudited)                         (Unaudited)
REVENUES.......................................................   $121,540          $ 98,655          $362,001          $289,747
COST OF SERVICES...............................................     37,346            30,531           114,001            92,233
                                                                  --------          --------          --------          --------
GROSS PROFIT...................................................     84,194            68,124           248,000           197,514
                                                                  --------          --------          --------          --------
OPERATING EXPENSES
  Selling, general and administrative..........................     64,160            42,883           188,702           127,845
  Depreciation and amortization................................     12,361             7,746            34,139            20,833
  Restructuring, rebranding and other special charges..........          -            28,174            24,845            73,597
  Accrued settlement cost......................................          -                 -             2,850             1,500
                                                                  --------          --------          --------          --------
     Total operating expenses..................................     76,521            78,803           250,536           223,775
                                                                  --------          --------          --------          --------
OPERATING INCOME (LOSS)........................................      7,673           (10,679)           (2,536)          (26,261)
                                                                  --------          --------          --------          --------
OTHER INCOME (EXPENSE).........................................
  Interest, net................................................     (4,319)             (248)          (10,865)           (1,901)
  Other, net...................................................        265               218               161               154
                                                                  --------          --------          --------          --------
     Total other income (expense)..............................     (4,054)              (30)          (10,704)           (1,747)
                                                                  --------          --------          --------          --------
INCOME (LOSS) BEFORE INCOME TAXES..............................      3,619           (10,709)          (13,240)          (28,008)
INCOME TAX PROVISION (BENEFIT).................................      1,484            (2,593)             (409)           (2,874)
                                                                  --------          --------          --------          --------
NET INCOME (LOSS)..............................................   $  2,135          $ (8,116)         $(12,831)         $(25,134)
                                                                  ========          ========          ========          ========
BASIC NET INCOME (LOSS) PER SHARE..............................   $   0.05          $  (0.19)         $  (0.28)         $  (0.59)
                                                                  ========          ========          ========          ========
DILUTED NET INCOME (LOSS) PER SHARE............................   $   0.05          $  (0.19)         $  (0.28)         $  (0.59)
                                                                  ========          ========          ========          ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC........................................................     45,942            42,615            45,723            42,471
                                                                  ========          ========          ========          ========
  DILUTED......................................................     45,942            42,615            45,723            42,471
                                                                  ========          ========          ========          ========

                       Accompanying notes are integral to these condensed consolidated financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                (IN THOUSANDS)

                                                                                1998                 1997
                                                                            ----------------------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss.................................................................  $(12,831)            $ (25,134)
  Adjustments to reconcile net loss to cash flows from
   operating activities:
     Depreciation and amortization.........................................    34,139                20,833
     Gain on disposal of property and equipment............................      (258)                   -
     Deferred income taxes.................................................   (16,203)              (12,424)
     Restructuring, rebranding and other special charges...................    24,845                73,597
     Accrued settlement cost...............................................     2,850                 1,500
     Payments for restructuring, rebranding and other special charges......   (33,591)              (16,872)
     Payments for accrued settlement costs.................................    (1,291)                  -
     Changes in assets and liabilities:
       Accounts receivable, net............................................    (5,227)               (3,507)
       Prepaid expenses and other..........................................     2,497                (5,087)
       Accounts payable and accrued expenses...............................     1,311                 1,301
                                                                             --------             ---------
     Total adjustments.....................................................     9,072                59,341
                                                                             --------             ---------
       Cash flows from operating activities................................    (3,759)               34,207
                                                                             --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment....................................   (51,402)              (49,845)
     Proceeds from disposal of property and equipment......................       570                   -
     Redemption (purchase) of marketable securities, net...................   124,398              (100,355)
     Cash paid for acquired companies, net of cash acquired................   (48,849)              (16,198)
     Strategic investments.................................................    (8,059)                  -
     Other.................................................................     1,706                  (294)
                                                                             --------             ---------
       Cash flows from investing activities................................    18,364              (166,692)
                                                                             --------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES
     Payments under borrowing arrangements.................................   (11,947)              (31,669)
     Payments for purchase of treasury stock...............................    (9,133)                  -
     Proceeds from issuance of common stock, net...........................       -                     573
     Proceeds from convertible subordinated notes, net.....................       -                 167,107
     Shareholder distributions, primarily S-Corporation distributions......       -                  (6,661)
     Net funds from exercise of stock options..............................    (1,689)                  823
     Other.................................................................      (315)                  -
                                                                             --------             ---------
       Cash flows from financing activities                                   (23,084)              130,173
                                                                             --------             ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................................        62                  (298)
                                                                             --------             ---------
NET DECREASE IN CASH AND EQUIVALENTS.......................................    (8,417)               (2,610)
CASH AND EQUIVALENTS, beginning of period..................................    43,731                22,616
                                                                             --------             ---------
CASH AND EQUIVALENTS, end of period........................................  $ 35,314             $  20,006
                                                                             ========             =========


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

2.  SIGNIFICANT CHARGES AND COSTS

The Company recorded certain charges and costs of approximately $17.1 million before income taxes in the nine month period ended September 30, 1998. Such amount consists of approximately $8.4 million of charges associated with uncollectible accounts receivable related principally to the bankruptcy of two customers, $2.3 million of start-up costs, primarily executive compensation, incurred by its Orchestrate.com subsidiary, $1.8 million related to asset impairments and other costs. Approximately $16.1 million of these nonrecurring charges and costs are included as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

3.  NEW ACCOUNTING PRONOUNCEMENTS

During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. Interim period reporting is not required in the initial year of adoption. Management is currently studying the impact that SFAS No. 131 will have on its financial statement disclosures.

4.  NET INCOME (LOSS) PER SHARE

Net income (loss) per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net income (loss) per share are the same in the three and nine month periods ended September 30, 1998 and 1997 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, are antidilutive in all periods presented.

5.  COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the three month periods ended September 30, 1998 and 1997, total comprehensive income (loss) was approximately $2.9 and $(8.4) million, respectively. For the nine month periods ended September 30, 1998 and 1997, total comprehensive income (loss) was $(12.1) and $(26.4) million, respectively.

6.  ACQUISITIONS

AMERICAN TELECONFERENCING SERVICES, LTD. ACQUISITION

Effective April 22, 1998, the Company purchased all of the outstanding common stock of American Teleconferencing Services, Ltd. ("ATS") for an aggregate purchase price of approximately $58 million in stock and cash. ATS is a leading provider of full service conference calling and other forms of group communications. Excess purchase price over fair value of net assets acquired of approximately $47 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in Accounting Principles Board opinion No. 16 "Business Combinations" ("APB No. 16").

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

In October 1998, the Company initiated discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether the Company's stock repurchase program announced in May 1998, and completed in September 1998, might adversely affect the Company's accounting for the merger with Xpedite as a pooling-of-interests. These discussions are currently continuing. The Company believes that pooling-of-interests accounting remains the appropriate accounting treatment for the merger, as reflected in the results stated herein. Nevertheless, if it is finally determined that the Company must account for the merger under the purchase method, material effects on its future operating results, attributed primarily to increased amortization expense, will result. After reaching a final determination with the SEC, the Company may be required to republish its results of operations and amend its periodic and other filings with the SEC to reflect any adjustments related to the accounting matters described above.

INTERNATIONAL ACQUISITIONS

During the first quarter of 1998, the Company acquired Xpedite Systems, GmbH ("XSG") for $13.1 million in cash, net of cash acquired. XSG provides electronic document distribution services in Germany. Excess purchase price over fair value of net assets acquired of approximately $12.9 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in APB No. 16.

On December 17, 1997, the Company purchased substantially all of the outstanding capital stock of Xpedite Systems Limited ("XSL") for $87.8 million in cash. XSL is a leading supplier of electronic document distribution services in the United Kingdom. Excess purchase price over fair value of net assets acquired of approximately $79.1 million has been recorded as goodwill based on a preliminary purchase price allocation and is being amortized on a straight-line basis over 40 years. Such purchase price allocation is subject to change within one year of the acquisition date under certain circumstances as set forth in APB No. 16.

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

The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997 assumes the acquisitions made by the Company in 1997 and 1998 which were accounted for as purchases occurred on January 1, 1997. Pro forma adjustments consist of amortization of intangible assets acquired, interest expense associated with borrowings incurred in connection with the XSG and XSL purchases and lost interest income reflecting cash paid in the acquisitions (amounts in thousands).

                                         Three Month Period Ended        Nine Month Period Ended
                                       ----------------------------   -----------------------------
                                       September 30,  September 30,   September 30,   September 30,
                                           1998            1997            1998            1997
                                       -------------  -------------   -------------   -------------
Revenues                                  $121,540       $120,065        $378,040        $351,801
                                          ========       ========        ========        ========

Net income (loss)                         $  2,135       $ (7,630)       $(19,638)       $(26,373)
                                          ========       ========        ========        ========

Basic net income (loss) per share         $   0.05       $  (0.18)       $  (0.43)       $  (0.62)
                                          ========       ========        ========        ========

Diluted net income (loss) per share       $   0.05       $  (0.18)       $  (0.43)       $  (0.62)
                                          ========       ========        ========        ========





7.  RESTRUCTURING, REBRANDING AND OTHER SPECIAL CHARGES

The Company recorded charges against income of approximately $27.7 million in the first quarter of 1998 in connection with the Xpedite merger. Such charges consist of transaction costs, principally investment banking and professional fees, which must be expensed under the pooling-of-interests method of accounting. In addition, the Company has accrued the estimated costs to exit certain facilities and discontinue certain business processes and activities that are duplicative or redundant in the combined operations of Premiere and Xpedite. These costs consist of severance associated with workforce reduction, lease termination costs resulting from exiting certain facilities and asset impairments resulting from management's decision to upgrade certain network based telecommunications equipment in order to more efficiently integrate the Premiere and Xpedite telecommunication networks. The Company also recorded the costs to settle a patent infringement claim made against Xpedite. This settlement was paid in April 1998.

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

Transaction costs associated with the VoiceCom acquisition were expensed as required by the pooling-of-interests method of accounting. Other restructuring and special charges recorded in the third quarter of 1997 result principally from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative product offerings and terminating or restructuring certain contractual obligations.

The Company recorded approximately $45.4 million of restructuring and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities. The Company also recorded a $1.5 million charge for anticipated legal and settlement costs resulting from bankruptcy proceedings of a customer, Communications Network Corporation. See Note 10 for further information regarding this claim. Activity in accrued costs for restructuring and other special charges during the nine month period ended September 30, 1998 is as follows (amounts in thousands):


                                                       Accrued Costs                           Accrued Costs
                                                       December 31,    Charges to     Costs    September 30,
                                                           1997        Operations    Incurred      1998
                                                       -------------  -------------  --------  -------------
Severance                                                 $ 6,672        $ 1,803     $ 3,276        $ 5,199
Asset impairments                                          12,648          3,490       7,066          9,072
Restructure or terminate contractual obligations           13,354            670       3,542         10,482
Transaction costs                                           6,948         11,388      16,695          1,641
Accrued settlement costs                                        -          2,850       2,751             99
Rebranding costs                                                -          2,710       1,957            753
Other costs, primarily to exit facilities
    and certain activities                                  3,788          4,784       6,263          2,309
                                                          -------        -------     -------        -------
                                                          $43,410        $27,695     $41,550        $29,555
                                                          =======        =======     =======        =======

8.  STRATEGIC ALLIANCES AND INVESTMENTS

Assets recorded as strategic alliances and investments at September 30, 1998 and December 31, 1997 are as follows (amounts in millions):


                                                           September 30,  December 31,
                                                              1998           1997
                                                           -------------  ------------
MCI WorldCom strategic alliance                                $30.0         $30.0
Intangible and other assets                                     12.7          18.5
Less accumulated amortization                                    3.8           1.9
                                                               -----         -----
                                                                38.9          46.6
Equity investments                                              21.3           7.7
                                                               -----         -----
                                                               $60.2         $54.3
                                                               =====         =====

The most individually significant asset in this caption relates to the Company's strategic alliance agreement entered into with WorldCom, Inc. ("WorldCom"), now known as MCI WorldCom, Inc. ("MCI WorldCom"), in November 1996. Under the agreement, MCI WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with the agreement, the Company issued MCI WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal), and paid MCI WorldCom approximately $4.7 million in cash. Costs capitalized of approximately $30.0 million are being amortized over the life of the agreement. WorldCom has recently completed a merger with MCI to form MCI WorldCom. MCI was a competitor with the Company with respect to certain services and the impact of the merger between MCI and WorldCom on the Company's strategic alliance with MCI WorldCom cannot be determined at this time. Current revenue levels under the strategic alliance agreement are significantly below specified minimum payment levels in the agreement and the minimum payments ceased at the end of September 1998. The Company periodically reviews this asset for impairment. Based on such reviews, management currently believes this asset is appropriately valued. Management will continue to review this asset periodically, and there can be no assurance that future reviews will not require a write-down in the carrying value of this asset. Intangible assets and equity investments classified as strategic alliances and investments consist of investments made by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as telemedicine and the Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. All equity investments held by the Company in other organizations represent a less than 20% ownership and are being accounted for under the cost method. Management periodically reviews these assets for impairment. Based on such reviews, management believes that these assets are appropriately valued. Management will continue to periodically review these assets and there can be no assurance that future reviews will not require a write-down of these assets.

9.  STOCK PLANS

Sharp declines in the market price of the Company's common stock resulted in many outstanding employee stock options being exercisable at prices that exceed the current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options to the current market price. Consequently, on July 22, 1998, the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive officer Boland T. Jones, who requested that his options not be repriced) to $10.25, which was the closing price of Premiere's common stock on July 22, 1998. While the vesting schedules remain unchanged, the repriced and regranted options are generally subject to a twelve-month black-out period, during which the options may not be exercised. If optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service.

On July 22, 1998, the Board of Directors approved a new 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing Second Amended and Restated 1995 Stock Plan (the "1995 Plan"), except that it is not intended to be used for officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provide for the grant of incentive stock options. Under the 1998 Plan, 4,000,000 shares of Common Stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company. The objective of the 1998 Plan is to provide the grantees with an incentive to achieve the Company's objectives by encouraging their continued service and contribution.
In connection with the repricing of options, as discussed above, some of the options currently outstanding under the 1995 Plan will be cancelled and replaced with market-value options under the 1998 Plan, thereby achieving greater availability for the grant of incentive stock options and other performance incentives under the 1995 Plan.

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

10.  COMMITMENTS AND CONTINGENCIES

LITIGATION

Since June 25, 1998, the Company and certain of its current and former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's Common Stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's Common Stock as well as those who acquired stock through a merger. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisition of Voice-Tel, Xpedite, ATS, TeleT and VoiceCom, as well as its venture with UniDial Communications, Inc., its investment in USA.NET, Inc. and the commercial release of Orchestrate. Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the Common Stock price high so that future acquisitions could be made using the Company's Common Stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner in the Company's enhanced calling services product group, revenue shortfalls in its voice messaging product group, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving anticipated revenue and earnings from its voice messaging product group, due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company believes the alleged claims in these lawsuits are without merit. The Company intends to defend these lawsuits vigorously, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of any of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's requests to intervene and to file a third party action and has transferred the remainder of the Intervention Suit to the Bankruptcy Case. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the bankruptcy trustee (the "Trustee") and PCI have reached a tentative settlement on all issues, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a motion requesting approval of the settlement and a proposed plan of reorganization (the "Plan") filed by the Trustee. On June 23, 1998, the Bankruptcy Court approved the settlement whereby PCI obtained a release from the Trustee and the Trustee dismissed the Intervention Suit in consideration of PCI making a cash payment of $l.2 million to the Trustee. If the Plan is subsequently approved by the Bankruptcy Court, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in Premiere's favor against possible nuisance suits relating to the CNC business. The Company has previously recorded a reserve for the settlement and Plan payment.

On January 21, 1997, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company, PCI and the Company's then president, Boland T. Jones, in the Superior Court of Fulton County, Georgia. In December 1997, the Company, PCI and Mr. Jones entered into a settlement agreement with Mr. Bott that settled and disposed of Mr. Bott's claims in connection with this litigation. In August 1998, the Company, PCI and Mr. Jones entered into a settlement agreement with Mr. Elliott and CRS which settled and disposed of Mr. Elliott's and CRS's claims in connection with this litigation. These settlements will not have a material adverse effect on the Company's business, financial condition or results of operations.

On July 8, 1997, various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiffs seek damages of approximately
$2.0 million and an accounting of royalties. The Company believes that Xpedite has meritorious defenses to the plaintiff's allegations and Xpedite will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc, ("WorldCom Network Services"), Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX (the "Defendants") in the United States District Court for the Eastern District of New York (the "Al-Khatib lawsuit"). Plaintiffs contend that PCI, certain officers of PCI and the other Defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other Defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. On May 1, 1998, PCI filed a motion to dismiss for failure to state a claim and such motion to dismiss is currently pending. The individual PCI defendants, Mr. Boland Jones and Mr. Patrick Jones, filed a separate motion to dismiss based upon lack of personal jurisdiction, and such motion to dismiss is currently pending. The Company believes that PCI has meritorious defenses to the Plaintiffs' allegations and PCI will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to PCI, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs' claims against Xpedite include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, conspiracy, interference with economic advantage and liability for ultra vires acts. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite has filed an answer denying the material allegations of the complaint and asserting various affirmative defenses and intends to file a motion to stay the proceedings against it during the court-ordered arbitration between the plaintiffs and the non-Xpedite related defendants. The Company believes that Xpedite has meritorious defenses to the plaintiffs' allegations and Xpedite will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On or about May 27, 1998, the Telephone Company of Central Florida ("TCCF"), a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom Network Services and the Company are two of the largest creditors in this bankruptcy case. In August 1998, WorldCom Network Services filed a separate lawsuit in the Federal District Court for the Middle District of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the amounts received by the insiders. On October 14, 1998, the Bankruptcy Court approved TCCF's motion requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom Network Services and the Company, alleging service problems with WorldCom Network Services and the Company. No lawsuit has been filed by TCCF. Due to the inherent uncertainties of the litigation process and the judicial system, and the lack of specificity of the nature of the claims which may be asserted by TCCF, the Company is not able to predict with certainty whether a lawsuit will be filed by TCCF or, if such a lawsuit is filed, whether the outcome of such litigation will be adverse to the Company. If TCCF pursues its alleged claims through litigation that is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On July 30, 1998, Xfer Communications ("Xfer") filed a lawsuit against VoiceCom in the United States District Court for the Eastern District of Michigan, alleging breach of contract, tortious interference with business relationships, fraudulent inducement, and misappropriation of trade secrets allegedly in connection with the solicitation by VoiceCom of certain telecommunication customer accounts of Xfer. The plaintiff seeks to recover actual damages in an amount alleged to be in excess of $100,000, together with costs, interest, attorneys' fees and punitive damages. The Company believes that VoiceCom has meritorious defenses to the plaintiff's allegations and VoiceCom will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to VoiceCom, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On September 30, 1998, Acculock, Inc. filed a complaint against PCI in the District Court of Tarrant County, Texas, 342nd Judicial District. In its complaint, the plaintiff alleges breach of contract, fraud and negligent misrepresentation arising out of an alleged contractual relationship with PCI relating to the marketing of the Premiere WorldLink key holder program. The plaintiff seeks to recover economic damages alleged to be not less than $250,000, together with costs, interest, attorneys' fees and punitive damages. The plaintiff also seeks mental anguish damages of an unspecified amount. On November 5, 1998, PCI removed the case to the United States District Court for the Northern District of Texas, Fort Worth Division, and filed a motion to dismiss the lawsuit, which motion is pending. The Company believes that PCI has meritorious defenses to the Plaintiffs' allegations and PCI will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to PCI, it could have a material adverse effect on the Company's business, financial condition or results of operations.

On November 4, 1998, APA Excelsior III L.P., APA Excelsior III Offshore L.P., APA/Fostin Pennsylvania Venture Capital Fund, CIN Venture Nominees Limited, Stuart A. Epstein and David Epstein, plaintiffs, filed a complaint against the Company and certain of its current and former officers and directors, defendants, in the United States District Court for the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired Premiere common stock as a result of the merger between Premiere and Xpedite in November 1997. Plaintiffs' allegations are based on the representations and warranties made by Premiere in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference regarding the Company's roll-out of its Orchestrate product, the Company's relationship with customers Amway and Digitec and the Company's 800-based calling card service. In their complaint, plaintiffs allege causes of action against the Company for breach of contract; against all defendants for negligent misrepresentation, violation of Section 11 of the Securities Act of 1933, as amended ("Securities Act") and violation of Section 12(a)(2) of the Securities Act; and, against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages, punitive damages, costs and attorneys' fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company operates in one industry segment, enhanced communications services. The Company's services include enhanced calling services for mobile individuals, voice messaging, full service conference calling, electronic document distribution services and Internet-based communications. The Company believes its principal competitive advantage is that it provides these services through its private network and offers its customers a single source solution for enhanced communications. By offering a network-based solution, the Company's customers can access and use its services through a telephone or computer and thereby avoid costs associated with purchasing and maintaining technology and equipment themselves.

Revenues from enhanced calling services consist of usage fees from individual subscribers that are generally based on per minute rates. Also, license fees from corporations, primarily telecommunication carriers, under outsource arrangements by which the carriers license use of the Company's network to offer enhanced communications services to their customers. License fees are also generally based on per minute rates. Voice messaging revenues generally consist of fixed monthly fees and usage fees, based on the messaging activity of a subscriber. Electronic document distribution services revenues generally consist of per page or per minute fees, sales of fax message handling systems and royalties for the use of certain Company software from corporations and individual subscribers. Revenues from full service conference calling are generally based on per minute rates. Although the Company does not currently derive any revenues from its Internet-based services, management anticipates that revenues from these products will consist of both fixed monthly and usage based components.

Cost of services consists primarily of transmission costs. License customers generally arrange for, and directly bear the cost of, transmission. Consequently, while the per minute fees for licensee platform usage are lower than those for individual subscriber services, the gross margin from license arrangements is considerably higher than for subscriber services.

Selling, general and administrative expenses includes the cost of call center, operations and research and development activities in addition to selling, general and administrative costs. Such costs consist of salary and wages, employee benefit costs, direct and indirect commissions, the cost of print advertisements, travel and entertainment expenses, bad debt expense, rent and facility expense, accounting and audit fees, legal fees, property taxes and other administrative and operating expenses.

Depreciation and amortization include depreciation of computer and telecommunications equipment, office equipment and amortization of intangible assets. The Company provides for depreciation of equipment using the straight-line method of depreciation over the estimated useful lives of the assets, which range from five to ten years. Leasehold improvements are depreciated on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the asset. Amortization of intangible assets includes costs associated with capitalized software development costs, goodwill and other intangible assets, which are amortized over lives ranging from five to 40 years.

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

In October 1998, the Company initiated discussions with the staff of the Securities and Exchange Commission ("SEC") regarding whether the Company's stock repurchase program announced in May 1998, and completed in September 1998, might adversely affect the Company's accounting for the merger with Xpedite as a pooling-of-interests. These discussions are currently continuing.

The Company believes that pooling-of-interests accounting remains the appropriate accounting treatment for the merger, as reflected in the results stated herein. Nevertheless, if it is finally determined that the Company must account for the merger under the purchase method, material effects on its future operating results, attributed primarily to increased amortization expense, will result. After reaching a final determination with the SEC, the Company may be required to republish its results of operations and amend its periodic and other filings with the SEC to reflect any adjustments related to the accounting matters described above.

ANALYSIS OF OPERATING RESULTS

The Company's financial statements for all periods presented have been restated to include the operations of Xpedite, the Voice-Tel Acquisitions and VoiceCom that were accounted for as poolings-of-interests. The following discussion and analysis is prepared on that basis.

Revenues by product group for the three and nine month periods ended September 30, 1998 and 1997 are as follows (amounts in millions):

                                             Three month period       Nine month period
                                             ended September 30,     ended September 30,
                                               1998       1997         1998       1997
                                            --------    -------      -------   --------
Electronic Document Distribution              $ 58.7    $42.7        $170.0    $122.4
Voice Messaging                                 30.0     33.6          94.5     103.8
Enhanced Calling Services                       21.0     21.6          73.0      60.9
Conference Calling                              11.8       .8          24.5       2.6
                                              ------    -----        ------    ------
                                              $121.5    $98.7        $362.0    $289.7
                                              ======    =====        ======    ======

Revenues increased $22.9 million or 23.2% in the three month period ended September 30, 1998 and increased $72.3 million or 24.9% in the nine month period ended September 30, 1998 as compared with the same periods in 1997. Revenue grew in the following areas:

 .  Conference calling, through the acquisition of ATS in April 1998,

 .  Electronic Document Distribution Services through internal growth in North
   American and Asia/Pacific operations and acquisitions of European-based electronic document distribution providers XSL and XSG in December 1997 and January 1998, respectively,

 . Strategic partner programs in the Company's Enhanced Calling Services product group, including American Express, First USA and MBNA, and

 .  Bank America call center management services.

The Company experienced revenue declines from two customers of the Company's Enhanced Calling Services product group. Such customers initiated Chapter 11 bankruptcy proceedings in the second quarter of 1998. The Company recorded no revenue from either of these customers in the second and third quarters of 1998. Revenue from these customers were $2.5 million and $3.1 million in three and nine month periods ended September 30, 1997. Revenue declines in the Company's Voice Messaging product group result from revenue losses at VoiceCom prior to its acquisition by the Company in September 1997. The VoiceCom acquisition was accounted for as a pooling of interests and the Company has restated its results of operations to include VoiceCom. In addition, the Company experienced revenue declines from a large Voice Messaging customer engaged in the multi-level marketing industry. Management believes these declines result mainly from membership attrition in the customer's distributor base.

Gross profit margins were 69.3% and 69.1% for three month periods ended September 30, 1998 and 1997 and 68.5% and 68.2% for the nine month periods ended September 30, 1998 and 1997. Improving gross margins resulted from the acquisition of ATS which has higher gross margins than the Company's existing product groups. The Company has also benefited from least cost transmission routing practices and general industry trends in which long distance transport and local access service costs have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

Selling, general and administrative costs as a percent of revenue were 52.8% and 43.5% for the three month periods ending September 30, 1998 and 1997 and 52.1% and 44.1% for the nine month periods ended September 30, 1998 and 1997. Increases in selling, general and administrative costs in 1998 as compared with 1997 result from:

 . Acquisition of ATS in April 1998, which was accounted for as a purchase and has higher relative S,G & A costs as a percent of revenues than the Company's other business units,
 .  Increased labor costs associated with the Company's Enhanced Calling Services and Voice Messaging product groups,
 .  Addition of management infrastructure in the Company's administrative headquarters, and
 . Approximately $16.1 million of costs and charges recorded in the second quarter of 1998. These costs included $8.4 million of charges associated with uncollectible accounts receivable related principally to the bankruptcy of two customers, $2.3 million of start-up costs, primarily executive compensation, incurred by its Orchestrate.com subsidiary, $1.8 million related to asset impairments and other costs. Excluding these costs and charges, selling, general and administrative costs were 47.7% of revenues for the nine month period ended September 30, 1998.

The Company recently announced a workforce reduction program designed to eliminate organizational redundancies and reduce operating costs by approximately $20 million per year. Implementation of this program began in the fourth quarter of 1998 and is not expected to produce measurable savings before 1999.

Depreciation and amortization was $12.4 million and $7.7 million or 10.2% and 7.9% of revenues in the three month periods ended September 30, 1998 and 1997, and $34.1 million and $20.8 million or 9.4% and 7.2% of revenues in the nine month periods ended September 30, 1998 and 1997, respectively. Increased depreciation and amortization expense results mainly from depreciation associated with increased purchases of computer telephony equipment and other capital expenditures to support new business growth and amortization of goodwill and other intangibles acquired in connection with the acquisitions of ATS, XSL, XSG and the Voice-Tel Entities.

Net interest expense increased to $4.3 million and $10.9 million in the three and nine month periods ended September 30, 1998, respectively, up from $0.2 million and $1.9 million in the same periods of 1997. Increased net interest expense results from interest on the Company's convertible subordinated notes issued in June 1997 and borrowings associated with Xpedite's purchase of XSL in December 1997 and XSG in January 1998. In addition, lower cash and investment balances throughout 1998 resulted in a decline in interest income to $1.1 million in the three month period ended September 30, 1998 as compared with $3.1 million in the three month period ended September 30, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $3.8 million in the nine month period ended September 30, 1998. Net cash provided by operations in the same period of 1997 was $34.2 million. Excluding payments for restructuring, rebranding and other special charges in both periods, net cash provided by operations was $31.1 million in 1998 and $51.1 million in 1997, respectively. Lower cash from operations before payments for restructuring, rebranding and other special charges in 1998 resulted primarily from higher selling, general and administrative costs.

Investing activities provided cash of approximately $18.4 million and used cash of $166.7 million in the nine month periods ended September 30, 1998 and 1997. The Company liquidated short-term investments in marketable securities of $124.4 million in the nine month period ended September 30, 1998 to fund capital expenditure programs, acquisitions and strategic investment activities. Capital expenditures of $51.4 million in 1998 consisted mainly of purchases of telecommunications equipment in connection with programs to upgrade and expand operating infrastructure, including build-out of the Company's London and Toronto data centers, expansion of the Company's administrative headquarters and implementation of new management information systems. Cash paid for acquisitions of approximately $48.8 in the nine month period ended September 30, 1998 consisted mainly of the acquisition of ATS, the cash portion of which was approximately $29.3 million. Remaining cash paid for acquisitions resulted principally from the acquisition of Xpedite's German affiliate, XSG, which was acquired in January 1998. Cash paid for acquisitions in 1997 of approximately $16.2 million represents cash paid for acquisitions of Voice-Tel Entities accounted for as purchases. The Company made strategic investments of $8.1 million in the nine month period ended September 30, 1998 in businesses involved in emerging technologies which the Company believes will further its strategic plan. Such investments included increases in the Company's equity ownership in WebMD, Inc. (formerly Endeavor Technologies, Inc.) and USA.NET, and new equity investments in Intellivoice, a company involved with developing voice activation technology, and Live Content, a company engaged in certain Internet related technology. Purchase of marketable securities in 1997 of approximately $100.4 million represents investment of proceeds from the Company's issuance of $172.5 million in convertible subordinated notes which are described further below.

The Company used cash of approximately $23.1 million in financing activities in the nine month period ended September 30, 1998. Principal uses of cash were to repay borrowings under the Company's revolving loan facility, term notes and capital lease obligations. In addition, the Company repurchased approximately
1.097 million shares of its Common Stock for approximately $9.1 million. No further repurchases of the Company's stock are planned at this time. Financing activities provided $130.2 million in the nine month period ended September 30, 1997. The principal source of cash from financing activities in 1997 was the issuance of convertible subordinated notes in June 1997. The net proceeds to the Company after exercise of the Underwriter's over-allotment option in July 1997 was approximately $167.1 million. The notes bear interest at 5.75% and mature in 2004. The Company also repaid $31.7 million of borrowings in 1997 assumed in connection with the Voice-Tel Acquisitions and the Xpedite merger. Cash distributions of $6.7 million in 1997 result from distributions made in periods prior to the Company's acquisitions of the Voice-Tel Entities. Such distributions were made to reimburse S Corporation shareholders for taxes paid on the proportionate share of taxable income of such companies they were required to report in their individual income tax returns.

At September 30, 1998, the Company's principal commitments involve certain indebtedness, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. The Company is in compliance under all such agreements at this date.

Management believes that cash and marketable securities on-hand of approximately $65.5 million and cash generated by operating activities will be adequate to fund growth in the Company's existing businesses for the next twelve months. Management is currently studying alternatives in connection with an initiative to expand and upgrade its network infrastructure. Management believes this initiative will better enable the Company to integrate its various products across a common network platform. This initiative is also designed to reduce operating costs by allowing for more cost efficient routing of transmission volumes and network management and improve the Company's ability to leverage company-wide transmission volumes for quantity purchasing benefits. Management also anticipates the initiative will improve customer service and support activities by improving the Company's ability to implement and monitor consistent procedures and practices in this area. The execution of this initiative may require the Company to seek additional funding by lease or other borrowing arrangement. In addition, the upgrade of the Company's network may reduce the utility of certain equipment and other assets which are currently used in the Company's network operations. To the extent that this initiative impairs the carrying value of existing assets, the Company may be required to record a charge to operations to reduce the carrying value of such assets.

Management is in negotiations with its current lenders to refinance certain indebtedness assumed in connection with the of Xpedite merger. Such indebtedness consists of a revolving line of credit providing borrowings up to $150 million, which matures on December 16, 1998. Approximately $125 million was outstanding under this facility at September 30, 1998. Any refinancing of this indebtedness could result in higher interest costs to the Company and more restrictive loan covenants than those currently in effect.

RESTRUCTURING, REBRANDING AND OTHER SPECIAL CHARGES

The Company recorded charges against income of approximately $27.7 million in the first quarter of 1998 in connection with the Xpedite merger. Such charges consist of transaction costs, principally investment banking and professional fees, which must be expensed under the pooling-of-interests method of accounting. In addition, the Company has accrued the estimated costs to exit certain facilities and discontinue certain business processes and activities which are duplicative or redundant in the combined operations of Premiere and Xpedite. These costs consist of severance associated with workforce reduction, lease termination costs resulting from exiting certain facilities and asset impairments resulting from management's decision to upgrade certain network based telecommunications equipment in order to more efficiently integrate the Premiere and Xpedite telecommunications networks. The Company also recorded the costs to settle a patent infringement claim made against Xpedite. This settlement was paid in April 1998.

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

Transaction costs associated with the VoiceCom acquisition were expensed as required by the pooling-of-interests method of accounting. Other restructuring and special charges recorded in the third quarter of 1997 result principally from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative product offerings and terminating or restructuring certain contractual obligations. The Company recorded approximately $45.4 million of restructuring and other special charges before income taxes in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicative facilities and assets and other costs necessary to discontinue redundant business activities.

THE YEAR 2000 ISSUE

Introduction. The term "Year 2000 issue" is a general term used to describe the
------------
various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

The Company's State Of Readiness. The Company has formed a Year 2000 Executive
--------------------------------
Committee comprised of members of senior management and a Year 2000 Task Force comprised of project leaders for each of the Company's operating subsidiaries and key corporate functional areas. The Year 2000 Executive Committee and the Task Force are charged with evaluating the Company's Year 2000 issue and taking appropriate actions so that the Company will incur minimal disruption from the Year 2000 issue ("Year 2000 ready"). The Year 2000 Task Force is currently developing and implementing a comprehensive initiative (the "Initiative") to make the

Company's software applications and/or systems ("Software Applications") and hardware platforms ("Hardware Platforms") Year 2000 ready. The Initiative covers the following seven phases: (i) inventory of all appropriate Software Applications and Hardware Platforms, (ii) assessment of appropriate repair requirements, (iii) repair of Software Applications and Hardware Platforms, where appropriate, (iv) testing of appropriate individual Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, (v) certification by users or testers within the Company that such Software Applications and Hardware Platforms appropriately handle dates and date-related data regarding the Year 2000 issue, (vi) system integration testing of multiple Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, and (vii) creation of contingency plans in the event certain Year 2000 readiness efforts fail. The Company is aware that some of its Hardware Platforms contain embedded microprocessors and it has taken the repair or replacement of the embedded microprocessors into consideration in developing the Initiative.

The Company has retained a nationally recognized independent consultant ("Consultant") to assist in assessing and recommending revisions to the Initiative, and several of such recommendations have been incorporated into the Initiative. The Company will periodically review its progress with respect to the Initiative as the Year 2000 is approached and reached. This periodic review by the Company will include additional adjustments to the Initiative, as required.

The Company has completed the first six phases of the Initiative for certain of its Software Applications and Hardware Platforms. While each of the Company's operating subsidiaries is at a different stage of completion of the Initiative, the Initiative calls for a majority of the Company's operating subsidiaries to complete the first six phases of the Initiative by June 30, 1999. The system integration testing of Software Applications and Hardware Platforms required by phase (vi) of the Initiative has begun with respect to some of the Company's business activities. The Initiative calls for initiation of final testing throughout the Company by no later than the end of the first quarter of 1999.

In the process of assessing the Year 2000 readiness of Software Applications and Hardware Platforms as required by phase (ii) of the Initiative, the Company has communicated with many of its suppliers of Software Applications and Hardware Platforms to determine (1) whether the Software Applications and Hardware Platforms provided to the Company will correctly manipulate dates and date-related data as the Year 2000 is approached and reached, and (2) whether the suppliers will solve their Year 2000 problems in order to continue providing the Company products and services as the Year 2000 is approached and reached. The Company has received written verification from the majority of suppliers that Software Applications and Hardware Platforms, with appropriate "version modification," will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. If a supplier informs the Company that it will not appropriately rectify its Year 2000 issues, then the Company will use that information to develop appropriate contingency plans as required by phase (vii) of the Initiative. As a general matter, the company may be vulnerable to a supplier's inability to remedy its own Year 2000 issues. Other than the Company's own remediation efforts, there can be no assurance that the Software Applications and Hardware Platforms supplied by third parties on which the Company's business relies will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

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

Costs to Address the Company's Year 2000 Issues. Thus far the majority of the
-----------------------------------------------
work on the Initiative has been performed by the Company's employees, which has limited the cost spent to date. The Company estimates that the total historical and future costs of implementing the Initiative will be approximately $40 million, the majority of which relate to capital expenditures. However, because the Initiative may undergo changes as a result of many factors, including but not limited to, the results of any phase of the Initiative, the Company's periodic review of its progress or recommendations of the Consultant, the Company's estimate of the total cost of implementation may be revised as the Initiative progresses. In the event such costs need to be revised, such revised costs could have a material adverse effect on the Company's financial condition and results of operations. The Company will fund the costs of implementing the Initiative from cash flows. The Company has not deferred any specific information technology project as a result of the implementation of the Initiative. The Company does not expect that the opportunity cost of implementation of the Initiative will have a material effect on the financial condition of the Company or its results of operations.

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

The Company's Contingency Plans. The Initiative includes the development of
-------------------------------
contingency plans for business activities that are susceptible to a substantial risk of a disruption resulting from a Year 2000 related event. Because the Company has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any business activity. The Company is aware of the possibility, however, that certain business activities may be hereafter identified as at risk. Consistent with the Initiative, the Company is developing contingency plans for such business activities as and if such determinations are made.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997 the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Management is currently studying the impact the new Standards will have on its financial statement disclosures.

FORWARD-LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q, in documents incorporated herein and elsewhere by management or the Company from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning the Company's operations, economic performance and financial condition, including in particular, the Company's business strategy and means to implement the strategy, goals, the amount of capital expenditures, and the likelihood of the company's success in developing and expanding its business. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in the Company's forward-looking statements, including the following factors: (a) those set forth under the caption "Risk Factors" in the Company's Registration Statement on Form S-3 (333-50003) and elsewhere herein; (b) those set forth from time to time in the Company's press releases and reports and other filings made with the Securities and Exchange Commission; (c) expected cost savings from the merger (the "Xpedite Merger") with Xpedite and any other acquisitions may not be fully realized or realized within the expected time frame; (d) revenues following the Xpedite Merger and other acquisitions may be lower than expected, operating costs or customer loss and business disruption following the Xpedite Merger and any other acquisitions may be greater than expected; (e) unsatisfactory resolution of accounting issues related to the treatment of the Xpedite Merger as a pooling-of-interests; (f) competitive pressures among enhanced communications services providers may increase significantly; (g) costs or difficulties related to the integration of the businesses of Xpedite and Premiere and other businesses, if any, that may be acquired by Premiere may be greater than expected; (h) general economic or business conditions, internationally, nationally or in the local jurisdiction in which Premiere is doing business, may be less favorable than expected; (i) legislative or regulatory changes may adversely affect the business in which Premiere is engaged; (j) changes that may occur in the securities markets; (k) the Company's ability to manage the Company's growth and to respond to rapid technological change and risk of obsolescence of the Company's products, services and technology; (l) the success of the Company's strategic relationships, including the amount of business generated and the viability of the strategic partner; (m) the impact of possible adverse litigation; (n) market acceptance of new products and services, including Orchestrate; (o) development of effective marketing, pricing and distribution strategies for new products and services, including Orchestrate; (p) risks associated with interruption in the Company's services due to the failure of the communications platforms and networks utilized in providing the Company's services; and (q) risks associated with the Year 2000 issue, including Year 2000 problems that may arise on the part of third parties which may effect the Company's operations. The Company cautions that such factors are not exclusive, consequently, all of the forward-looking statements made in this Quarterly Report on Form 10-Q are qualified by these cautionary statements and readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to such forward-looking statements that may be made to reflect events or circumstances after the date hereof, or thereof, as the case may be, or to reflect the occurrence of unanticipated events.

All statements made herein regarding the Company's state of readiness with respect to the Year 2000 issue constitute "Year 2000 readiness disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law No. 105-271.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Since June 25, 1998, the Company and certain of its current and former officers have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's Common Stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's Common Stock as well as those who acquired stock through a merger. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisition of Voice-Tel, Xpedite, ATS, TeleT and VoiceCom, as well as its venture with UniDial Communications, Inc., its investment in USA.NET, Inc. and the commercial release of Orchestrate. Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the Common Stock price high so that future acquisitions could be made using the Company's Common Stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner in the Company's enhanced calling services product group, revenue shortfalls in its voice messaging product group, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving anticipated revenue and earnings from its voice messaging product group, due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company believes the alleged claims in these lawsuits are without merit. The Company intends to defend these lawsuits vigorously, butdue to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of any of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On August 6, 1996, CNC, a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and PCI for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court has denied CNC's requests to intervene and to file a third party action and has transferred the remainder of the Intervention Suit to the Bankruptcy Case. Based upon the bankruptcy examiner's findings and the subsequently appointed bankruptcy trustee's investigation of potential actions directed at PCI, including an avoidable preference claim under the Bankruptcy Code of an amount up to approximately $950,000, the bankruptcy trustee (the "Trustee") and PCI have reached a tentative settlement on all issues, subject to Bankruptcy Court approval. The terms of the proposed settlement have been incorporated into a motion requesting approval of the settlement and a proposed plan of reorganization (the "Plan") filed by the Trustee, On June 23, 1998, the Bankruptcy Court approved the settlement whereby PCI obtained a release from the Trustee and the Trustee dismissed the Intervention Suit in consideration of PCI making a cash payment of $l.2 million to the Trustee. If the Plan is subsequently approved by the Bankruptcy Court, PCI will make an additional cash payment of up to $300,000 to the Trustee in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in Premiere's favor against possible nuisance suits relating to the CNC business. The Company has previously recorded a reserve for the settlement and Plan payment.

On January 21, 1997, Eric Bott, E.B. Elliott and Cost Recovery Systems, Inc. ("CRS") filed a complaint against the Company, PCI and the Company's then president, Boland T. Jones, in the Superior Court of Fulton County,

Georgia. In December 1997, the Company, PCI and Mr. Jones entered into a settlement agreement with Mr. Bott which settled and disposed of Mr. Bott's claims in connection with this litigation. In August 1998, the Company, PCI and Mr. Jones entered into a settlement agreement with Mr. Elliott and CRS which settled and disposed of Mr. Elliott's and CRS's claims in connection with this litigation. These settlements will not have a material adverse effect on the Company's business, financial condition or results of operations.

On July 8, 1997, various limited partners purporting to act on behalf of Telentry Research Limited Partnership, Telentry Development Limited Partnership, Telentry XL Limited Partnership, Telentry Research Limited Partnership II and Telentry Development Limited Partnership II (collectively, the "Telentry Partnerships") filed a complaint in the Superior Court of New Jersey for Morris County against Xpedite and two other defendants. The complaint alleges, inter alia, that Xpedite is in breach of its obligations to make royalty payments under a series of license agreements between Xpedite and the Telentry Partnerships. In this action, the plaintiffs seek damages of approximately $2.0 million and an accounting of royalties. The Company believes that Xpedite has meritorious defenses to the plaintiff's allegations and Xpedite will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc. ("WorldCom Network Services"), Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX (the "Defendants") in the United States District Court for the Eastern District of New York (the "Al-Khatib lawsuit"). Plaintiffs contend that PCI, certain officers of PCI and the other Defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The Plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other Defendants. Pursuant to the local rules of the District Court, PCI has filed a letter stating the reasons it believes the lawsuit should be dismissed. On May 1, 1998, PCI filed a motion to dismiss for failure to state a claim and such motion to dismiss is currently pending. The individual PCI defendants, Mr. Boland Jones and Mr. Patrick Jones, filed a separate motion to dismiss based upon lack of personal jurisdiction, and such motion to dismiss is currently pending. The Company believes that PCI has meritorious defenses to the Plaintiffs' allegations and PCI will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to PCI, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. The plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. The plaintiffs' claims against Xpedite include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, conspiracy, interference with economic advantage and liability for ultra vires acts. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. Xpedite has filed an answer denying the material allegations of the complaint and asserting various affirmative defenses and intends to file a motion to stay the proceedings against it during the court-ordered arbitration between the plaintiffs and the non-Xpedite related defendants.

The Company believes that Xpedite has meritorious defenses to the plaintiffs' allegations and Xpedite will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to Xpedite, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On or about May 27, 1998, the Telephone Company of Central Florida ("TCCF"), a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom Network Services and the Company are two of the largest creditors in this bankruptcy case. In August 1998, WorldCom Network Services filed a separate lawsuit in the Federal District Court for the Middle District of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the amounts received by the insiders. On October 14, 1998, the Bankruptcy Court approved TCCF's motion requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom Network Services and the Company, alleging service problems with WorldCom Network Services and the Company. No lawsuit has been filed by TCCF. Due to the inherent uncertainties of the litigation process and the judicial system, and the lack of specificity of the nature of the claims which may be asserted by TCCF, the Company is not able to predict with certainty whether a lawsuit will be filed by TCCF or, if such a lawsuit is filed, whether the outcome of such litigation will be adverse to the Company. If TCCF pursues its alleged claims through litigation which is not resolved in the Company's favor, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On July 30, 1998, Xfer Communications ("Mer") filed a lawsuit against VoiceCom in the United States District Court for the Eastern District of Michigan, alleging breach of contract, tortious interference with business relationships, fraudulent inducement, and misappropriation of trade secrets allegedly in connection with the solicitation by VoiceCom of certain telecommunication customer accounts of Xfer. The plaintiff seeks to recover actual damages in an amount alleged to be in excess of $100,000, together with costs, interest, attorneys' fees and punitive damages. The Company believes that VoiceCom has meritorious defenses to the plaintiff's allegations and VoiceCom will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to VoiceCom, it could have a material adverse effect on the Company's business, financial condition and results of operations.

On September 30, 1998, Acculock, Inc. filed a complaint against PCI in the District Court of Tarrant County, Texas, 342nd Judicial District. In its complaint, the plaintiff alleges breach of contract, fraud and negligent misrepresentation arising out of an alleged contractual relationship with PCI relating to the marketing of the Premiere WorldLink key holder program. The plaintiff seeks to recover economic damages alleged to be not less than $250,000, together with costs, interest, attorneys' fees and punitive damages. The plaintiff also seeks mental anguish damages of an unspecified amount. On November 5, 1998, PCI removed the case to the United States District Court for the Northern District of Texas, Fort Worth Division, and filed a motion to dismiss the lawsuit, which motion is pending. The Company believes that PCI has meritorious defenses to the Plaintiffs' allegations and PCI will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, Premiere is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to PCI, it could have a material adverse effect on the Company's business, financial condition or results of operations.

On November 4, 1998, APA Excelsior III L.P., APA Excelsior III Offshore L.P., APA/Fostin Pennsylvania Venture Capital Fund, CIN Venture Nominees Limited, Stuart A. Epstein and David Epstein, plaintiffs, filed a complaint against the Company and certain of its current and former officers and directors, defendants, in the United States District Court for the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired Premiere common stock as a result of the merger between Premiere and Xpedite in November 1997. Plaintiffs' allegations are based on the representations and warranties made by Premiere in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference regarding the Company's roll-out of its Orchestrate product, the Company's relationship with customers Amway and Digitec and the Company's 800-based calling card service. In their complaint, plaintiffs allege causes of action against the Company for breach of contract; against all defendants for negligent misrepresentation, violation of Section 11 of the Securities Act of 1933, as amended ("Securities Act") and violation of Section 12(a)(2) of the Securities Act; and, against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages, punitive damages, costs and attorneys' fees.

ITEM 2.  CHANGES IN SECURITIES.

RECENT SALES OF UNREGISTERED SECURITIES

On September 25, 1998, the Company sold 3,000 shares of its Common Stock to Harvey A. Wagner, the Company's Executive Vice President of Finance and Administration and Chief Financial Officer. The aggregate purchase price of the shares was $13,593, or $4.5313 per share. The shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), in a transaction exemption from registration under Regulation D and Section 4(2) of the Act and the rules promulgated thereunder.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

An annual meeting of the Company's shareholders was held on July 29, 1998. At the annual meeting, the following nominees were elected to serve as Class I directors for terms expiring at the annual meeting of shareholders in 2001:


 Name of Director             Votes For     Votes Withheld    Abstentions    Nonvotes
-------------------           ----------    --------------    -----------    --------
Jeffrey A. Allred             32,071,747       2,071,300            0           0
William P. Payne              32,772,833       1,370,214            0           0


ITEM 5.  OTHER INFORMATION

SHAREHOLDER PROPOSALS FOR 1999 ANNUAL MEETING

Proposals of shareholders intended to be presented at the 1999 annual meeting of shareholders must be received by the Company on or before March 10, 1999 to be eligible for inclusion in the Company's proxy statement and proxy related to that meeting. If the date of the 1999 annual meeting of shareholders is held more than 30 days from July 29, 1999 (the month and day of the 1998 annual meeting), then the deadline will be a reasonable time before the Company begins to print and mail its proxy materials for the 1999 annual meeting.

The Company's Bylaws provide that shareholders seeking to bring business before the 1999 annual meeting of the shareholders or to nominate candidates for election of directors at such meeting must provide notice thereof not less than 60 nor more than 90 days prior to the meeting date, and, in such notice, provide the Company certain information relating to the proposed nominee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

Exhibit   Exhibit
Number    Description
------    -----------

11.1      Statements re: computation of per share earnings.

27.1 Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1998.

27.2 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1997.

          (b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

                                                             ENTITIES FOR WHICH
  DATE OF REPORT                                                  FINANCIAL
   (DATE FILED)              ITEMS REPORTED                   STATEMENTS FILED

    07/31/98     Item 5 - Reporting certain litigation,
                 the repricing of options, the adoption
                 of the 1998 Stock Plan and the appointment
                 of a new officer.                                  None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 16, 1998        PREMIERE TECHNOLOGIES, INC.
-----------------
Date

                         /s/ Harvey A. Wagner
                         ------------------------------------------------------
                         Harvey A. Wagner
                         Executive Vice President of Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)

                                 EXHIBIT INDEX
                                 -------------

Exhibit  Exhibit
Number   Description
------   -----------

11.1     Statements re: computation of per share earnings.

27.1 Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1998.

27.2 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1997.