Form 10-K
period 1998-12-31
PREMIERE TECHNOLOGIES INC
filed 1999-04-01
CIK 880804

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1998

                        Commission file number: 0-27778

                          PREMIERE TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

                  Georgia                                   59-3074176
      (State or other jurisdiction of          (I.R.S. Employer Identification No.)
       incorporation or organization)

  3399 Peachtree Road, N.E., The Lenox Building, Suite 600, Atlanta, Georgia
                                     30326
                    (address of principal executive office)

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 29, 1999 as reported by The Nasdaq Stock Market's National Market, was approximately $455,478,924.

  As of March 30, 1999 there were 46,067,323 shares of the registrant's common stock outstanding.

  List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I. Part II, etc.) into which the document is incorporated: Portions of the registrant's Proxy Statement for its 1998 meeting of shareholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     Index

                                                                           Page
                                                                           ----
Part I
Item  1. Business........................................................
Item  2. Properties......................................................
Item  3. Legal Proceedings...............................................
Item  4. Submission of Matters to a Vote of Security Holders.............
Part II
Item  5. Market for Registrant's Common Equity and Related Stockholder
 Matters.................................................................
Item  6. Selected Financial Data.........................................
Item  7. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................
Item  8. Financial Statements and Supplementary Data.....................
Item  9. Changes in and Disagreements with Accountants on Accounting and
 Financial Disclosure....................................................
Part III
Item 10. Directors and Executive Officers of the Registrant..............
Item 11. Executive Compensation..........................................
Item 12. Security Ownership of Certain Beneficial Owners and Management..
Item 13. Certain Relationships and Related Transactions..................
Part IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
 K.......................................................................
Signatures...............................................................
Exhibits.................................................................

                          FORWARD LOOKING STATEMENTS

  When used in this Form 10-K and elsewhere by management or Premiere Technologies, Inc. ("Premiere" or the "Company") from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning Premiere's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about Premiere's business strategy and means to implement the strategy, Premiere's objectives, the amount of future capital expenditures, the likelihood of Premiere's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, Premiere claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of Premiere, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Premiere's forward-looking statements, including the following factors:

  . factors described under the caption "Factors Affecting Future Performance" in this Form 10K;

  . factors described from time to time in the Company's press releases, reports and other filings made with the Securities and Exchange Commission;

  . Premiere's ability to manage its growth and to respond to rapid technological change and risk of obsolescence of its products, services and technology;

  .  market acceptance of new products and services, including
     Orchestrate(R);

  . development of effective marketing, pricing and distribution strategies for new products and services, including Orchestrate(R);

  . competitive pressures among communications services providers may increase significantly;

  . costs or difficulties related to the integration of businesses, if any, acquired or that may be acquired by Premiere may be greater than expected;

  . expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

  . revenues following past or future mergers and acquisitions may be lower than expected;

  . operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

  . the success of Premiere's strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

  .  possible adverse results of pending or future litigation;

  . risks associated with interruption in Premiere's services due to the failure of the platforms and network infrastructure utilized in providing its services;

  . risks associated with the Year 2000 issue, including Year 2000 problems that may arise on the part of third parties which may effect Premiere's operations;

  .  risks associated with expansion of Premiere's international operations;

  . general economic or business conditions, internationally, nationally or in the local jurisdiction in which Premiere is doing business, may be less favorable than expected;

  . legislative or regulatory changes may adversely affect the business in which Premiere is engaged; and

  .  changes in the securities markets may negatively impact Premiere.

  Premiere cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-K and in documents incorporated in this Form 10-K are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. Premiere takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or the date of the statement, if a different date.

                                    PART I

ITEM 1. BUSINESS

Overview

  Premiere Technologies, Inc. ("Premiere" or the "Company") began in 1991 with the vision to enhance telephone-based communications. The telephony solutions offered by Premiere in effect became a virtual office for thousands of mobile professionals worldwide. In 1996, the Company saw the opportunity to integrate the Internet into everyday business and personal communications solutions. Through its Orchestrate(R) suite of Internet-based communications products, the Company is Web-enabling its traditional network-based solutions, including Premiere Document Distribution, Premiere Interactive Voice Response, Premiere Conferencing, Premiere Voice and Data Messaging and Premiere Enhanced Calling Services. Combining the power of the Internet with the reach of the telephone, the Company offers an impressive array of innovative solutions to simplify the communications people rely on everyday, at work and at home.

  Premiere, a Georgia corporation, was incorporated in 1991, and its principal executive offices are located at 3399 Peachtree Road, N.E., Lenox Building, Suite 600, Atlanta, Georgia 30326, telephone number (404) 262-8400.

Industry Background

  Managing the evolving communications environment has become more complex as a result of increased service and device options, rapidly changing technology standards and shortened product life cycles. The proliferation of communications devices and multiple messaging platforms has dramatically increased the average person's accessibility and, accordingly, the number of messages and means of communications he or she must manage. A study by the Institute for the Future, the Gallup Organization, Pitney-Bowes and San Jose State University, based on responses from more than 1,000 employees of Fortune 1000 companies, found that workers send and receive an average of 178 messages each day. Both businesses and individuals face a demanding communications environment today in which they must utilize a number of communications systems, convert information from one medium to another and deal with multiple vendors for each of these services.

  Today, many stand-alone communications services are provided through hardware-based legacy systems, including landline telephone systems, messaging devices and local area networks, or "LANs", that reside in whole or in part at a customer's location. The architecture of the customer premises equipment, or "CPE," that comprises such systems is often closed in nature, which makes integration with other systems and networks difficult and expensive. Increasingly, users are demanding that their existing CPE be integrated with more open and intelligent worldwide communications networks such as the Internet. The Company believes that, due to the growth of Internet communications and the complexity of the integration of current telecommunications with Internet communications, users will increasingly outsource their communications requirements to third parties such as Premiere. Management believes that its single source, network-based solutions for simplifying communications uniquely positions the Company to capitalize on these trends.

The Premiere Solution

  Premiere believes that customers will prefer the Company's network-based solutions to help them manage their communications needs more effectively and efficiently, because the Company's solutions reduce its customers' costs of equipment ownership, exposure to technology obsolescence and dependence on scarce internal technical resources. The core of the Premiere solution is its "intelligent network" or "Network Premiere," which integrates stand-alone communications services and provides customers with access to a suite of advanced Internet and telephony-based communications services for the management of their communications needs. The Company's modular and scaleable network infrastructure incorporates an open-system design, which allows the Company to easily expand capacity and provides the Company with the flexibility to develop and customize its service offerings. Premiere's network infrastructure consists of several platforms, including:

  . platforms connected to the public switched telephone network via large tandem switches;

  . platforms which transmit voice and data utilizing Internet protocol ("IP"), frame relay switching protocol, and other packet and call based technologies;

                                      1--1

  .  platforms which are Internet accessible;

  . a platform for document distribution services using servers from Sun MicroSystems to perform all primary processing and switching functions; and

  .  commercially available conferencing bridges.

  The Company plans to continue to make investments in its network infrastructure in 1999 and may, from time to time, outsource certain of its network infrastructure requirements. Notwithstanding this continued investment in its network infrastructure, the Company considers itself primarily an integrator of innovative communications solutions and a sales and marketing organization.

The Premiere Strategy

  Premiere's goal is to become the world's leading provider and integrator of innovative communications solutions. Premiere's principal strategies to achieve this goal are as follows:

  Leverage the Company's Existing Customer Base. The Company's corporate customer base includes 40% of the Fortune 500 companies. While certain of these enterprises are customers of more than one service offered by Premiere, the Company believes that the cross-selling opportunities within its customer base have only begun to be exploited. To enhance these cross-selling opportunities, the Company recently reorganized by combining Premiere Document Distribution, Premiere Corporate Messaging, Premiere Worldlink Corporate Card, Premiere Interactive Voice Response and Premiere Conferencing (the Company's most complementary offerings to large corporations) into a single strategic business unit known as "Corporate Enterprise Solutions." As part of that reorganization the Company also combined Premiere Internet-Based Communications Services, Premiere Voice and Data Messaging and Premiere Enhanced Calling Services into a single strategic business unit known as Emerging Enterprise Solutions. Premiere's 1999 sales plan is designed to reward the cross-selling efforts of the Corporate Enterprise group's direct sales force, and to capitalize on the Emerging Enterprise group's opportunities to migration-sell its existing customers to Internet-based services.

  Continue to Offer Innovative Applications and Solutions. The Company plans to continue to enhance the Orchestrate line of services and introduce additional Internet-based services in 1999 and beyond. Consistent with Premiere's strategy of Web-enabling the everyday communications needs and business strategies of its partners and customers, the Company has commercially released Orchestrate(R) office, a robust unified messaging tool, and Orchestrate(R) personal assistant, which provides customers with their own single electronic address that serves as the customer's phone number, fax number and e-mail address.

  Build Brand Recognition and Leadership. The Company believes that a consistent and focused branding message will differentiate the Company's products and services in the minds of its customers and enhance the Company's reputation for delivering innovative communications solutions to the marketplace. The Company recently consolidated its entire suite of products and services under the Premiere brand and intends to commit significant resources to establishing and strengthening recognition of the Premiere brand.

  Create Revenue-Generating Partnerships and Strategic Alliances. The Company believes that its ability to create and maintain effective alliances that generate revenues and produce new technologies is an important aspect of its long-term strategy. The Company's strategic marketing partners include leading companies such as American Express Travel Related Services, Inc. ("American Express"), British Airways PLC and Mastercard International Incorporated ("Mastercard International"). The Company's strategic relationships with and investments in several companies offering Internet-based information and communications products and services were recently consolidated under the name PTEKVentures.com. PTEKVentures.com is responsible for maximizing the Company's technical, commercial and financial investments in these relationships by, among other things, establishing new sales channels that will drive utilization of Premiere's Internet-based service offerings. The Company has made investments in, and created meaningful sales channel and technology development arrangements with, a series of companies that provide communications and information services through the Internet, including WebMD, Inc. ("WebMD"), a leading full service healthcare portal, and USA.NET, Inc. ("USA.NET"), a leading electronic messaging company.

  Continue International Expansion. The Company presently maintains international points-of-presence ("POPs") in over 60 cities in 25 countries, including POPs owned by the Company and those maintained by contractual partners who license document distribution systems from the Company. The Company expects to expand its geographic presence in 1999, either by acquisition or through internal growth. For example, the Company believes that it can increase international revenues by porting Premiere Conferencing and Premiere Voice and Data Messaging solutions to Europe and Asia, and then selling those services to existing multinational customers who are presently served by Premiere only in the United States.

Premiere Services

  The Company provides its innovative solutions for simplifying communications through two strategic business units: Corporate Enterprise Solutions, targeting Fortune 500 and other large companies, and Emerging Enterprise Solutions, targeting smaller fast-track companies and individuals.

  Corporate Enterprise Solutions includes Premiere Document Distribution (formerly Xpedite); Premiere Corporate Messaging (formerly VoiceCom); Premiere Worldlink Corporate Card (formerly VoiceCom AccessOne); Premiere Interactive Voice Response; and Premiere Conferencing (formerly American Teleconferencing Services). Emerging Enterprise Solutions includes Internet-Based Communications Services; Premiere Voice and Data Messaging (formerly Voice-
Tel); and Premiere Enhanced Calling Services (formerly Premiere
Communications).

                    Premiere Corporate Enterprise Solutions

  Premiere Document Distribution. Premiere's Document Distribution services provide customers with a lower cost, more reliable, more timely and effective information delivery method than most other document distribution alternatives. These services are described below.

            Feature                              Description
            -------                              -----------
 Fax Broadcast...............  Customers rapidly distribute a document to multiple recipients by a single transmission
                               through Premiere's document distribution system
                               to a list of multiple fax addresses.

 Robust Access Options.......  Premiere's proprietary "PC Xpedite" software enables a customer to transmit a document to
                               Premiere from a PC or local area network for
                               distribution across the Premiere network and
                               enables a customer to maintain lists of
                               addresses by computer access to the Premiere
                               system. Customers may also access Premiere's
                               document distribution system from fax machines,
                               e-mail or main frame computer.

            Feature                               Description
            -------                               -----------
 Gateway Messaging...........  Customers can send information from the customer's computer through Premiere's document
                               distribution system to a recipient's fax or
                               telex machine, or to a recipient via the
                               Internet or X.400 electronic mail networks. This
                               service allows a customer to send a large volume
                               of individual communications (i.e., a single
                               document to a single recipient or from a single
                               sender), each of which may require similar
                               processing but contains different information
                               such as confirmations of reservations and
                               delivery of invoices.

 Fax on Demand...............  Callers can select information using a touch tone phone and have such information sent
                               directly to a fax machine.

 Enhanced Fax Merging........  Senders may personalize information which can be inserted into original text at any point in a
                               standard multi-address document.

 Toll-Free Fax Response......  Senders may receive responses by fax to a toll-
                               free 800 number.

 X-Web.......................  Provides Internet access to Premiere's Document
                               Distribution services, including access to job
                               status information.

  In addition, Premiere offers discounted international services. These services allow a customer to use an automatic dialing device attached to the customer's fax machine to direct international faxes to the Premiere network for delivery to the recipient at a discount from standard international prices. Premiere's discounted international service includes "store-and-forward" service, in which a fax is transmitted and stored for subsequent delivery and "real-time" service in which the sender's fax machine is connected directly to the recipient's fax machine thereby best emulating "normal" fax transmission.

  Premiere Corporate Messaging. Premiere offers centralized 800-based voice messaging services to large corporate clients through four operations centers. Premiere also offers local access voice messaging services to large corporate clients through its worldwide private data network. Both services offer customers functionality similar to e-mail and the ability to easily communicate with the touch of a button. Premiere Corporate Messaging services allow customers to record and send messages to hundreds of recipients by entering their mailbox numbers or sending to a pre-established distribution list; answer messages simply by pressing a number on the telephone keypad; and copy and route received messages to anyone else on the system or network. Premiere Corporate Messaging also includes facilities management services where the voice messaging equipment is located on the customer's premises and Premiere provides all voice messaging services to that customer, including equipment maintenance and end-user service and support. All of the Premiere Corporate Messaging services include important end-user support services, such as the development and distribution of voice mail directories, the generation and maintenance of large voice mail distribution lists, all administration services (adds, deletes and changes) and customer or end-user training.

  Premiere WorldLink Corporate Card. Premiere offers an 800-based enhanced calling card that allows customers to make domestic and international long distance calls, access voice mail and fax mail, set up conference calls, speed-dial frequently called corporate and personal numbers, and easily connect to travel services (travel agents, airlines, hotels and rental cars), information services (news, weather, sports and financial information), and help desk services. In addition, the Premiere Worldlink Corporate Card provides project code accounting functionality, which allows the customer to set up project or account codes for easy billing of calls to a particular client matter or account.

  Premiere Interactive Voice Response. Premiere provides various interactive voice response ("IVR") applications using custom voice prompts and commands from a caller's telephone keypad to retrieve, process or route certain information or telephone calls. This IVR service is used by, among others, financial institutions (such as Bank of America), where Premiere's platform is used to enhance call processing for checking, savings and other account information.

Premiere Conferencing. Premiere offers a full range of conferencing services for successful business communications worldwide. Premiere Conferencing specialists assist customers in customizing services to best meet their needs. The three basic levels of conferencing services are as follows:

         Service Level                            Description
         -------------                            -----------
 Dialog Services.............  This automated conferencing service allows users to begin and conduct their conference without
                               the assistance of a Premiere Conferencing
                               support specialist. Security features include
                               passcodes and tones to introduce the arrival and
                               departure of participants. Ideal for routine
                               meetings with 48 or fewer participants.

 Legend Services.............  These group communications services includes assistance from Premiere Conferencing support
                               specialists and other Premiere Conferencing team
                               members. The Legend Plus service includes a
                               dedicated conference support specialist to fully
                               monitor the conference call. Ideal for sales
                               meetings, company announcements, strategic
                               planning sessions, staff meetings and Board
                               meetings.

 Paragon Services............  This collection of event management services are customized for each client through consultation
                               with Premiere Conferencing team members. These
                               services are for high profile events such as
                               press conferences, training programs, client
                               seminars and quarterly earnings releases.

  In addition, Premiere Conferencing offers Web enhancements that allow real-time sharing of presentations over the Internet during the course of a conference call (Web-based data collaboration). Premiere Conferencing also offers enhancements such as taping and replay services, translation services, transcription services, consulting services, fulfillment services to assemble and mail conference materials, invitation design, RSVP and reminder services and electronic question and answer and polling services. Future plans include international expansion and Web-enabled conferencing services, including Click 'N Conference(TM), reservations and scheduling.

Premiere Emerging Enterprise Solutions

   Premiere Internet-Based Communications Services. Premiere's primary Internet-based service is Orchestrate(R) by Premiere, a Web-based communications platform. Orchestrate(R) integrates the Company's service offerings by allowing customers to access the Company's services through a computer or telephone. The Orchestrate(R) product line includes:

         Service Level                            Description
         -------------                            -----------
 Orchestrate(R) office         A Web-based communications tool kit that
                               combines voice mail, e-mail, fax mail and
                               conference calling into one easy to use service.
                               Orchestrate(R) office includes an embedded
                               contact manager to manage a customer's
                               communications needs: a universal inbox for all
                               of the customer's messages; a personal Web page
                               that functions as a virtual receptionist; Click
                               'N Conference(TM), which allows the customer to
                               initiate conference calls from a computer; and a
                               personal 800 number. A customer's personal Web
                               page is automatically generated by the Premiere
                               platform from input provided by the customer.
                               Orchestrate(R) office operates using an Internet
                               browser in connection with any device connected
                               to the Internet and does not require customers
                               to purchase additional specialized hardware or
                               software.

 Orchestrate(R) personal       Provides customers with a single electronic
  assistant                    address that serves as their telephone number,
                               fax number and e-mail address. Customers dial
                               the same number to access all their messages
                               voice, fax and e-mail messages and to place
                               long-distance or conference calls and use
                               enhanced services such as travel and news
                               services.
 Orchestrate(R) unified        Allows customer to listen and respond to their
  messaging                    e-mail and voice mail messages from virtually
                               any touch-tone phone using advanced text-to-
                               speech technology. The service also allows
                               customersto access their voice mail and e-mail
                               messages from their computer.

                                      5--1

  In addition, the Orchestrate(R) platform is used by other companies to power Internet communications in their product offerings. For example, WebMD, the Atlanta-based Internet healthcare Web site that offers a comprehensive suite of Internet-based products and services for healthcare professionals, utilizes a co-branded version of Orchestrate(R) that allows healthcare professionals to manage their critical flow of communications. Premiere recently announced WebMD's agreement to purchase a minimum of 50,000 Orchestrate(R) accounts. The agreement provides for Web-based communications elements of WebMD's commercial offering to be branded as "Virtual Receptionist Powered by Orchestrate(R)". The strategic alliance provides that Premiere will serve as WebMD's exclusive provider of enhanced and unified telecommunications services offered to WebMD's community of healthcare professionals. In addition, under a licensing and co-marketing arrangement, WebMD will be Premiere's exclusive reseller of Orchestrate(R) services through medical portals for the next four years.

  The Company recently introduced the tagline "Powered by Orchestrate(R)" as its branding approach in circumstances in which its service is an important ingredient of another party's offering. The Company intends to continue to deploy this branding strategy in 1999.

  Premiere Voice and Data Messaging. Premiere's private data network allows customers of Voice and Data Messaging services access to one of the largest "voice intranets" in the world. The Company's intelligent data network offers voice mail customers functionality similar to e-mail and the ability to easily communicate inside the voice intranet with a touch of a button. Customers to the Company's voice intranet can record and send messages to hundreds of recipients by entering their mailbox numbers or sending to a pre-established distribution list; answer messages simply by pressing a number on the telephone keypad; and copy and route received messages to anyone else on the network.

  Premiere Enhanced Calling Services. Premiere Enhanced Calling Services include long distance and enhanced 800-based communications services, which are offered on a direct and a wholesale basis. The following table describes available products and features.

            Feature                               Description
            -------                               -----------
 Long Distance Calling Card..  Customers can place worldwide long distance calls at attractive rates.

 Message Notification........  Customers can instruct platform to notify them upon receipt of messages by page or call to a
                               predesignated number. Special pager codes
                               identify type of message (voice, fax or e-mail)
                               received.

 Personal 800 Numbers........  Customers receive personal 800 number serving as single point of access for callers to select
                               various messaging options or attempt to locate
                               customer through call connect feature.

 E-mail .....................  Customers are provided with an e-mail address.
                               Messages can be read over a telephone using
                               proprietary text-to-speech functionality or sent
                               to a fax machine.

 Fax Mail....................  Customers can receive and store fax transmissions and later instruct the platform to
                               forward faxes to a specified location. Callers
                               may also attach a voice introduction.

 Conference Calling..........  Customers can initiate conference calls by commands delivered through a telephone key pad.

 Information Services........  Customers can access news, weather, sports and financial and other information updates.

 Other Services..............  Customers can program speed dial and access travel and concierge services including lodging,
                               airline, rental car, dining and other events.

Premiere Platforms and Network Infrastructure

  The Company operates, and is continuing to develop, a global network ("Network Premiere") that provides customers with a way to simplify their everyday communications. Network Premiere has been designed to facilitate the "one to many" communications requirements of large corporations. Through Network Premiere, customers have access to a suite of advanced Internet and telephony-based communications services for the management of all of their daily communications. This includes messages, documents, contact information, and incoming and outgoing calls. The network is designed to take full advantage of the latest telephony and Internet technologies.

  Network Premiere is being developed using an open standards approach, which makes it simple for Premiere to use the hardware and software of external vendors and for other service providers to interconnect their networks with Network Premiere. Customers can access Premiere's various services through the Internet and through local and/or 800 telephone numbers.

  Premiere Document Distribution services are provided primarily through a document distribution platform that uses servers to perform all primary processing and switching functions. This platform supports multiple input methods including, but not limited to, fax-to-fax, priority PC based software, e-mail gateways and high speed IP based interconnects. Outgoing faxes are delivered through line group controllers ("LGCs"), which are deployed in a decentralized fashion to exploit local delivery costs. The remote LCGs are connected to the servers over a wide area network via either private lines or Premiere's global TCP/IP based network. Messages are transported in bulk from one location domain to another using MCP to MCP protocol. The current domains include Sydney, Australia; Hong Kong; Tokyo, Japan; Seoul, Korea; Singapore; Basel, Switzerland; York, UK; Leeds, UK; Eatontown, New Jersey; Munich, Germany; and Paris, France. Remote nodes on the network are located in Belgium, Canada, Denmark, Italy, Malaysia, Netherlands, New Zealand and Taiwan. Premiere Document Distribution operates real time fax and real time telex nodes in many additional countries.

  Premiere Corporate Messaging offers centralized voice messaging services to large corporate clients via 800 access through multiple voice messaging platforms located in Atlanta, Georgia; Reno, Nevada; Arlington, Virginia; and Oakbrook, Illinois. Premiere also offers local access voice messaging services to large corporate clients through the Voice and Data Messaging platforms and network described below.

  Premiere WorldLink Corporate Card services are provided through a platform located in Atlanta, Georgia that consists of Unix-based industrial grade PC front-ends connected by a local area network to a tandem computer database server.

  Premiere Conferencing services are provided from centers in Colorado Springs, Colorado and Overland Park, Kansas on commercially available conferencing bridges. Complex, operator-assisted calls are supported on these bridges. Internally developed Dialog conference bridges utilizing Dialogic hardware and Premiere software are used to support unattended (no operator assistance) conference calls. Customers access the conferencing platform through DID, 800, Internet and virtual network access.

  The e-mail to voice mail exchange functionality which is the basis of Orchestrate(R) unified messaging and Orchestrate(R) personal assistant services is provided through unified servers that are connected to Premiere's frame relay network infrastructure. Acting as mail gateways, the unified messaging servers facilitate the transfer of messages between voice and e-mail message stores but do not store messages. The unified messaging platform can be configured either to send e-mail to a customer's local voice mail account, to send voice mail messages to the customer's e-mail account, or both, depending on the customer's needs. Customers access their messages using the familiar interface of the existing Premiere voice mail servers or their favorite e-mail client.

  Premiere Voice and Data Messaging services are currently provided through platforms installed in more than 200 sites in the US, Canada, Australia, New Zealand, UK, Hong Kong, Korea and Japan. Each system is connected to Premiere's global frame relay network infrastructure, which is used for transport of messages from one system to another.

  Most of Premiere's Enhanced Calling services and Interactive Voice Response services are provisioned on platforms located in Atlanta, Georgia and Dallas, Texas that include Dialogic-based telephony nodes, fax nodes and conference nodes. These platforms are connected to the public switched telephone network via large tandem switches that are used primarily for least-cost routing functions. Premiere has also installed more advanced telephony platforms in Atlanta and London, England. These platforms will be used to support new calling card and voice mail/messaging applications as well as the telephony features for many of Premiere's Orchestrate(R) services.

                                     7--1

Sales, Marketing And Distribution

  Premiere markets its services through multiple distribution channels that encompass: (i) direct sales through the Company's own dedicated sales force;
(ii) direct marketing efforts where Premiere is responsible for lead generation and sales; (iii) co-brand relationships in which Premiere offers its services to the customers of other companies, such as financial institutions, that are seeking to increase their revenue from, and goodwill with, their customer base by offering value-added services; (iv) private-label relationships where Premiere may develop custom applications for its platforms and market its services jointly with its strategic partners; and (v) licensing and wholesale relationships where other companies market and sell Premiere's services under their names without significant assistance from Premiere. In all distribution channels, except licensing arrangements, Premiere pays commissions to, in the case of employees and agents, or shares revenues with the parties who assist Premiere in marketing its services. The Premiere marketing staff is primarily responsible for providing marketing support to the five channels described above at varying levels of involvement, depending on the channel. The marketing staff is also responsible for promoting the Premiere brand and corporate image in the marketplace.

  Direct Sales. The direct sales force is organized by the Company into the two key strategic business units mentioned earlier, Corporate Enterprise Solutions and Emerging Enterprise Solutions. The direct sales force for the Corporate Enterprise Solutions group has a regional reporting structure and a centrally managed national and international accounts program. Regional sales managers and their direct sales people have the ability to generate sales leads for all of Premiere's products and services. The Corporate Enterprise Solutions group sales staff targets primarily larger businesses with respect to Document Distribution, Conferencing and Interactive Voice Response services. The centrally managed national accounts program focuses on multi-location businesses that are better served by dedicated representatives with ultimate responsibility across different geographic regions. If appropriate, these national accounts sales people form account teams that include regional sales people when greater geographic coverage is needed or that include wholesale channel representatives when necessary. The Corporate Enterprise Solutions group markets its services through a full-time direct sales force operating from 50 sales offices in 16 countries and a significant network of third-party distributors.

  The direct sales force for the Emerging Enterprise Solutions group targets primarily single location, small to medium sized businesses, emphasizing Orchestrate(R) Web-based communications, Voice and Data Messaging and Enhanced Calling Services. This group also sells directly to hundreds of thousands of multilevel marketing representatives in organizations such as Amway, Mary Kay and Excel Communications.

  Direct Marketing. Premiere markets its Enhanced Calling Services directly under the Premiere WorldLink and AFCOM names. Direct marketing and sales efforts have traditionally focused on print advertising and direct mailings targeted at mobile professionals or, with respect to AFCOM, direct marketing done in conjunction with financial institutions located on military bases.

  Co-Brand Relationships. Premiere has relationships with a number of other companies, including the Royal Bank of Scotland PLC, Shared Technologies, and Cellular, Inc. under which Premiere provides its services to customers of those companies. These companies generally offer their customers access to Premiere's services, and Premiere pays a commission to the other company with respect to each customer who uses a co-branded service. Premiere believes that companies which enter into co-brand relationships with Premiere are motivated by the ability to offer additional value through unique product offerings to their customers, reinforce brand equity through custom voice prompts that their customers hear each time they access the service, communicate with their customers by broadcasting voice, fax or e-mail messages, and derive additional revenue. Marketing and fulfillment materials are generally issued under the Premiere name, with the co-brand customers also placing their logo on the materials.

  Private-Label Relationships. The Company also markets its services by establishing strategic relationships with companies such as American Express, British Airways PLC and Mastercard International. Through these relationships, Premiere provides enhanced services to the customers of the other company to help their customers better manage their communications. Private-label relationships are intended to provide these other companies with: (i) a unique product or service which will be viewed as providing a value-add to their customers, thereby building brand loyalty and greater affinity; (ii) the ability to provide customized services to their customers over Premiere's platforms; and (iii) an incremental source of revenue. In connection with these private-label relationships, services are generally issued in the name of the other company and bear a logo and design of the other company's choosing. The fulfillment materials generally state that communications services are provided by Premiere.

  Licensing and Wholesale Relationships. A number of telecommunications companies have chosen to outsource part or all of their enhanced communications services to Premiere. Premiere licenses use of its platforms and voice messaging network to these companies. Such relationships enable these companies to: (i) provide enhanced services to their customers; (ii) generate additional revenue without developing or investing in their own infrastructure; and (iii) reduce costs and improve operational efficiencies through the use of more advanced technologies than are internally available. The open architecture of Premiere's platforms allows customization of services for the licensee or wholesale customer. Premiere generally provides its licensee or wholesale customers with access to customer and billing records for marketing and billing purposes. Licensee and wholesale customers generally are responsible for billing the end user and generally provide their own transmission facilities for use with Premiere's services. Services are private labeled by the licensee or wholesale customer with Premiere's contribution transparent to the end user.

                                     8--1

Strategic Alliances

  PTEKVentures.com is the Company's Internet strategic alliance initiative designed to extend Premiere's Orchestrate(R) Web-based communications technology to emerging Internet companies. PTEKVentures.com's strategy is to identify Internet partners that create solutions that will drive utilization of the Company's Web-based services and provide long-term sales and marketing opportunities. In connection with these strategic alliances, PTEKVentures.com typically makes early round investments in these companies to promote partner loyalty, fund technological co-development opportunities, create distribution channels and provide a potential return on investment.

  PTEKVentures.com's Internet-related alliances are summarized below.

  WebMD. Based in Atlanta, Georgia, WebMD is a leading full service Internet healthcare Web site that offers a comprehensive suite of Internet-based content and services for healthcare professionals, as well as trusted healthcare information and online support communities for consumers. Through its relationship with WebMD, WebMD's healthcare professional customers receive the Virtual Receptionist, powered by Orchestrate(R)--a marriage of WebMD's Virtual Receptionist product and Premiere's Orchestrate platform, which integrates the full range of Internet-based communications services necessary for healthcare professionals. These services include voice mail, e-mail, fax mail, paging, worldwide long distance and active message notification.

  WebMD utilizes a co-branded version of Orchestrate(R) that allows healthcare professionals to manage their critical flow of communications. Premiere recently announced WebMD's agreement to purchase a minimum of 50,000 Orchestrate(R) accounts. The agreement provides for Web-based communications elements of WebMD's commercial offering to be branded as "Virtual Receptionist Powered by Orchestrate(R)". The strategic alliance provides that Premiere will serve as WebMD's exclusive provider of enhanced and unified telecommunications services offered to WebMD's community of healthcare professionals. In addition, under a licensing and co-marketing arrangement, WebMD will be Premiere's exclusive reseller of Orchestrate(R) services through medical portals for the next four years.

  USA.NET. Based in Colorado Springs, Colorado, USA.NET is a leading electronic messaging company dedicated to setting the global standard in advanced messaging services. USA.NET's mail architecture leverages the advantages of the Web to offer premium e-mail services to businesses and customers.

  Webforia. Based in Seattle, Washington, Webforia provides Web services, tools and communities that guide people through the process of researching, organizing and presenting high quality information from the Internet. Through its partnership with Webforia, Premiere plans to provide Orchestrate(R) users with access to Webforia's Organizer product for storing and organizing Internet content. In addition, Webforia plans to provide its users access to Orchestrate(R) for their personal communications needs.

  VerticalOne. Based in Atlanta, Georgia, VerticalOne provides network-based services that are designed to increase the frequency, duration and quality of visits to its customers' Web sites. VerticalOne represents the next generation of Internet portal--an "infomediary" that aggregates "personal content" available on the Web (for example, a user's bank balance, securities accounts, and voice mails, fax mails and e-mails) into a single, easy-to-use interface. Through its partnership with VerticalOne, Premiere intends to offer Orchestrate(R) users with the choice of having personal information and content "pushed" to them in addition to receiving all their messages, giving them access to all their personal communications in one central place.

  Intellivoice Communications. Based in Atlanta, Georgia, Intellivoice Communications develops and sells voice activation and other speech technologies for both land-based and wireless telephone users. Through its partnership with Intellivoice, Premiere intends to provide Orchestrate(R) users with speech recognition technology tools. Intellivoice also provides out-sourced engineering services to Premiere to develop next-generation Orchestrate services.

Acquisitions

  Premiere has historically engaged in acquisitions in order to obtain new technology, build its infrastructure, expand its suite of products and services and increase its sales force and customer base. As part of this strategy, Premiere acquired Xpedite Systems, Inc. ("Xpedite") and American Teleconferencing Services, Ltd. ("American Teleconferencing Services") during 1998.

  Xpedite Systems. In February 1998, Premiere acquired Xpedite, a worldwide leader and innovator in the enhanced document distribution business, including fax, e-mail, telex, Internet and mailgram services. The merger with Xpedite resulted in the issuance of approximately 11.0 million shares of Premiere common stock to the stockholders of Xpedite. In addition, Premiere converted existing Xpedite options and warrants into options and warrants to acquire approximately 543,000 shares of Premiere common stock. In February 1999, Premiere

                                     9--1
announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission, Premiere is required to discontinue accounting for its acquisition of Xpedite as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. The Office of the Chief Accountant determined that Premiere's post-merger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements, although no questions were raised regarding the propriety of the original accounting of the merger with Xpedite.

  American Teleconferencing Services. In April 1998, Premiere acquired all of the issued and outstanding shares of the common stock of American Teleconferencing Services, a provider of conference call and group communications services. In this acquisition, the shareholders of American Teleconferencing Services received an aggregate of approximately 678,500 shares of Premiere common stock and cash consideration of approximately $21.0 million, subject to adjustment. Approximately 33,500 additional shares of Premiere common stock and cash consideration of approximately $1.04 million were placed in escrow to secure any indemnification claims that Premiere may have. Indebtedness, transaction expenses and other obligations equal to approximately $13.02 million were assumed pursuant to the acquisition. The acquisition of American Teleconferencing Services has been accounted for using the purchase method of accounting.

Research And Development

  Premiere's research and development and engineering personnel are responsible for developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. Premiere's research and development strategy is to focus its efforts on enhancing its proprietary software and integrating its software with readily available software and hardware when feasible. Premiere maintains both internal and outsourced software development programs pursuant to which the Company introduces new products and enhances existing ones. Premiere's research and development and engineering personnel also engage in joint development efforts with Premiere's strategic partners and vendors.

Customer Care And Technical Support

  Premiere believes that effective customer care is essential to attracting and retaining its customers. Premiere's customer care groups are responsible for educating and assisting customers in using Premiere's services, for resolving billing and related issues and, in consultation with Premiere's technical support associates, for resolving technical problems customers may have in using Premiere's services. Premiere provides customer care through call centers in Atlanta, Georgia, Colorado Springs, Colorado, Overland Park, Kansas and Eatontown, New Jersey, as well as regionally deployed representatives. In the United States, most services are provided 24 hours per day, seven days per week. In addition, customers are supported in eight centers in Europe, Asia, Canada and Australia during their business hours.

  Premiere employs separate associates who are responsible for technical support functions. These employees are responsible for performing more technically demanding support activities, such as list and feature management, consulting with Premiere's strategic partners and licensees regarding technical issues and resolving technical issues brought to their attention by the customer service department.

Competition

  Premiere's strategy is to seek to gain a competitive advantage by being among the first companies to offer network-based integrated communications solutions, being an innovator in this market and offering unique services to its customers. The Company intends to continue to exploit cross-selling and migration-selling opportunities within its customer base. The Company also intends to seek to capitalize on strategic relationships with key technology development and distribution partners such as American Express, WebMD, USA.NET and Webforia, in order to build its customer base and to maintain and increase customer loyalty. The Company believes that the principal competitive factors affecting the market for communications services are features and functions, reliability, ease of use, brand name recognition and price. The Company believes that it competes effectively in these areas.

  The markets for the Company's services are intensely competitive, quickly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company's current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. Although the Company is aware of other companies that are marketing one or more of its services, the Company is not aware of any major competitor that is marketing an integrated personal communications service identical to the service marketed by the Company. Many of the Company's competitors have substantial resources and technical expertise and could likely develop such a service if those competitors chose to expend sufficient resources. The Company believes that existing competitors are likely to expand their product and service offerings and that new competitors are likely to enter the Company's markets. Such competitors may attempt to integrate their products and services, resulting in greater competition for the Company. Such competition could materially adversely affect the Company's business, financial condition and results of operations.

  The Company attempts to differentiate itself from its competitors in part by offering an integrated suite of innovative personal communications solutions that are network-based. Many competitors currently offer each of the individual services and certain combinations of the services offered by the Company.

  Premiere's Document Distribution services compete with services provided by AT&T, MCI Worldcom and Sprint, and many of the international postal, telephone and telegraph ("PTT") companies located around the world, as well as numerous smaller regional companies.

  Premiere's Corporate Messaging and Voice and Data Messaging services compete with voice mail services provided by AT&T, certain regional Bell operating companies ("RBOCs") and other service bureaus as well as by equipment manufacturers, such as Octel Communications (which is owned by Lucent Technologies), Northern Telecom, Siemens Business Communications Systems, Centigram Communications, Boston Technology and Digital Sound. The Company's enhanced travel, concierge, news and e-mail services compete with services provided by America Online, Prodigy and numerous Internet service providers.

  Premiere Interactive Voice Response services compete with IVR services provided by AT&T, MCI WorldCom, Lucent, West Teleservices, Call Interactive and Syntellect.

  Premiere Conferencing competes with conference calling services provided by AT&T, MCI Worldcom, Sprint, as well as numerous smaller regional competitors.

  The Company's Orchestrate(R) service competes with products offered by companies such as Octel/Lucent, Microsoft, Novell, Sun Microsystems, Motorola, and numerous smaller entities, such as Jfax, General Magic and Webley Systems. These competing products incorporate some, but not all, of the bundled services offered through Orchestrate(R). The Company expects that other parties will develop and implement information and telecommunications services similar to Orchestrate(R), thereby increasing competition for the Company's services.

  Premiere's Worldlink Corporate Card and Enhanced Calling Services compete directly with services provided by companies such as AT&T, MCI Worldcom and Sprint, as well as smaller interexchange long distance providers.

Global Operations

  For financial information about the Company's geographic areas for the years ended December 31, 1998, 1997 and 1996, see Note 18 to the Consolidated Financial Statements.

Legislative Matters

  The Telecommunications Act of 1996 (the "1996 Act") was intended to increase competition in the long distance and local telecommunications markets. The 1996 Act opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent local exchange carriers ("LECs"), including the RBOCs. The 1996 Act allows RBOCs to provide long distance service outside of their local service territories but bars them from immediately offering in region, inter-LATA, long distance services until certain conditions are satisfied. An RBOC must apply to the Federal provide in-region inter-LATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that RBOCs open their own local markets to competition before the FCC will approve such application. Further, while the FCC has final authority to grant or deny such RBOC application, the FCC must consult with the Department of Justice to determine if, among other things, the entry of the RBOC would be in the public

                                     11--1

Communications Commission ("FCC"). FCC to interest, and with the relevant state to determine if the pro-competitive criteria have been satisfied. While the FCC has yet to grant any RBOC inter-LATA application, the Company is unable to determine how the FCC will rule on any such applications in the future.

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

  The 1996 Act provides a framework for the Company's operating subsidiary, Premiere Communications, Inc. ("PCI"), and other long distance carriers to compete with LECs by reselling local telephone service, by interconnecting to LEC network facilities at various points in the network, or by building new local service facilities. In the future, PCI may decide to lease unbundled network elements, which could also be used as a platform to provide access to the Company's services, or to build local service facilities. PCI's decision to enter the local services market in one or more states depends on the economic viability of the options and on the regulatory environment, which will likely vary by state.

Government Regulation

  Certain of the Company's subsidiaries provide both telecommunications and information services. Consequently, PCI is, and certain other Premiere subsidiaries may be, subject to extensive federal and state regulation in the United States. Various international authorities may also seek to regulate the services provided by PCI and possibly other Premiere subsidiaries. The Company is currently reviewing whether and to what extent additional regulatory compliance may be required in connection with the Company's subsidiaries.

  Tariffs and Detariffing. PCI is classified by the FCC as a non-dominant carrier for its domestic interstate and international common carrier telecommunications services. Common carriers that provide domestic interstate and international telecommunications services must maintain tariffs on file with the FCC describing rates, terms and conditions of service. While the tariffs of non-dominant carriers, such as PCI, are subject to FCC review, they are presumed to be lawful upon filing with the FCC. Currently, PCI has been granted authority by, or has filed tariffs with, the FCC to provide domestic interstate and international telecommunications services.

  In October 1996, the FCC issued an order detariffing long distance services which prohibited non-dominant long distance carriers from filing tariffs for domestic, interstate, long distance services. The FCC's scheduled detariffing rules were to become effective September 22, 1997. The detariffing rules were appealed by several parties, and in February 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary stay preventing the rules from taking effect pending judicial review. The Company and PCI are currently unable to predict what impact the outcome of the FCC's detariffing proceeding will have on the Company or PCI.

  Local Interconnection and Resale. In August 1996, the FCC adopted an order (the "Interconnection Order") which established a minimum set of rules relating to the manner in which all telecommunications carriers would be able to interconnect with the LECs' networks. The Interconnection Order addressed several important interconnection issues, including the purchase of unbundled network elements, resale of local services at wholesale discounts, interconnection negotiation and arbitration procedures, and mutual compensation arrangements for transporting and terminating local calls between competing carriers.

  The RBOCs, several states, various carriers, associations and other entities appealed the Interconnection Order. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit overturned many of the rules established by the FCC's Interconnection Order governing, among other things, the pricing of interconnection, resale and unbundled network elements. On October 14, 1997, the court further overturned FCC rules requiring that LECs provide unbundled network elements on a combined basis. In January 1999, the Supreme Court reversed the Eighth Circuit's decisions, finding that the FCC had jurisdiction to implement the pricing provisions of the 1996 Act. The Eighth Circuit, however, is expected on remand to rule on the merits of the FCC's pricing methodology. The Supreme Court also upheld the

FCC's rule requiring LECs to provide unbundled network elements on a combined basis. Competitors using such combined network elements may conceivably be able to provide retail local services entirely through the use of the LEC's facilities at lower discounts than those available through local resale. However, the Supreme Court reversed in part the FCC's decision which specifically identified the particular unbundled network elements that LECs must provide. The FCC is expected to release a new list of unbundled network elements sometime in the summer or fall of 1999. The Company has at times considered entering the local exchange market as a so-called competitive local exchange carrier ("CLEC"). If the Company becomes a CLEC, it will face rules that are likely to vary substantially from state to state. A patchwork of state regulations could make competitive entry by the Company in some markets more difficult and expensive than in others and could increase the costs of regulatory compliance associated with local entry. Moreover, the Company cannot predict at this time the ultimate outcome of the FCC's remand proceeding on pricing or the effect the FCC's new list of unbundled network elements may have on any future CLEC operations.

  Universal Service Reform. On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. For example, the FCC established new subsidies for schools and libraries with an annual cap of $2.25 billion and for rural health care providers with an annual cap of $400 million. Providers of interstate telecommunications service, such as PCI, as well as certain other entities, must pay for the federal programs. PCI's contributions to the federal subsidy funds will be based on its share of total interstate (including certain international) telecommunications services and on certain defined telecommunications end user revenues. No assurance can be given that the FCC's universal service order will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Access Charge Reform. On May 16, 1997, the FCC released an Access Charge Reform Order, which revised rules governing the interstate switched access charge rate structure. Switched access charges are assessed by the LECs on long distance carriers and others for use of the local loop and local access facilities to originate and terminate long distance calls. The new rules are intended to eliminate implicit subsidies and to establish rate structures that better reflect the manner in which costs are incurred. The new rules substantially increase the costs that price cap LECs recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. The manner in which the FCC implements its approach to lowering access charge levels will have an effect on the prices that PCI pays for originating and terminating interstate traffic. Portions of the Access Charge Reform Order have been appealed. In light of the uncertainty regarding ultimate disposition of the Access Charge Reform proceeding by the FCC and the courts, the Company is unable to predict what impact the FCC's revised access charge scheme will have on PCI's access charge cost structure.

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

  In response to these decisions, on October 7, 1997, the FCC issued a second order, revising the per-call, compensation amount to be paid to payphone service providers. Specifically, the FCC decreased the compensation amount to $0.284 per call. PCI began paying this per-call amount in 1997. This compensation amount was to remain in effect until October 6, 1999, when a market-based rate would have become effective. On May 15, 1998, the U.S. Court of Appeals for the D.C. Circuit again remanded certain issues to the FCC for further consideration.

  In response, on January 28, 1999, the FCC issued a third order in its payphone compensation proceeding, revising the per-call compensation amount to be paid to payphone service providers. Specifically, the FCC decreased the compensation amount to $0.24 per call. In addition, the FCC extended the time period that this compensation amount will be in effect until January 31, 2001. Portions of the FCC's third order have been appealed to the U.S. Court of Appeals for the D.C. Circuit.

  Although PCI expects to incur additional costs to receive "dial around" calls that originate from payphones, the FCC has permitted long distance carriers, such as PCI, to pass such costs through to its customers. However, the Company is unable to predict what impact the payphone rules will have on PCI's costs for such calls until the ultimate outcome of the FCC's and the court's rulings with respect to these payphone compensation obligations.

  Additional Requirements. The FCC imposes additional obligations on all telecommunications carriers, such as PCI, including obligations to: (i) interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers; (ii) ensure that their services are accessible and usable by persons with disabilities; (iii) provide telecommunications relay service, either directly or through arrangements with other carriers; (iv) comply with verification procedures in connection with changing a customer's carrier so as to prevent "slamming", a practice by which a customer's chosen telecommunications service provider is switched without the customer's consent; (v) protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers; (vi) pay annual regulatory fees; and (vii) contribute to the Telecommunications Relay Services Fund.

  State Regulation. Most state public service and public utility commissions ("PUCs") require carriers that provide intrastate, common carrier services to be authorized to provide such services. PCI either has applied for and received, or is in the process of applying for and receiving, all necessary authorizations to provide intrastate, long distance services.

  PCI is generally not subject to price regulation or to rate of return regulation for its intrastate services. In most states, however, PCI is required to file tariffs setting forth the terms, conditions and prices of its intrastate services. In some state jurisdictions, the tariff can list a range of rates for intrastate services. PCI may be subject to additional regulatory burdens in some states, such as compliance with quality of service requirements or remittance of contributions to support state sponsored universal service. PCI's ability to incur long-term indebtedness is subject to prior PUC approval in some state jurisdictions. In addition, some state PUCs regulate the issuance of securities and the transfer of control of entities subject to their jurisdiction. Currently, the Company is reviewing whether and to what extent additional regulatory compliance is required in this regard.

  Other. In conducting its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve. Congress has held hearings regarding, and various agencies are considering, whether to regulate providers of services and transactions in the electronic commerce market. For example, the Federal Reserve completed a study, directed by Congress, regarding the propriety of applying Regulation E to stored value cards. The Department of Treasury promulgated proposed rules applying record keeping, reporting and other requirements to a wide variety of entities involved in electronic commerce. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, such laws, rules and regulations could be imposed on the Company's business and industry and could have a material adverse effect on the Company's business, financial condition or results of operations. The Company's proposed international activities also will be subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation.

Proprietary Rights and Technology

  The Company's ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company's proprietary rights and technology. The Company's proprietary rights and technology include confidential information and trade secrets which the Company attempts to protect through confidentiality and nondisclosure provisions in its licensing, services, reseller and other agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Premiere currently has two patents, four patent applications pending, numerous worldwide registrations of trademarks and service marks, and numerous worldwide trademark and service mark registrations pending. Despite the Company's efforts to protect its proprietary rights and technology, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company's proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company's technology. However, the Company believes that, due to the rapid pace of technological change in the information and telecommunications service industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are of equal or greater importance to establishing and maintaining a competitive advantage in the industry.

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

  In October 1996, one of Premiere's subsidiaries received a letter from a third party claiming that certain aspects of that subsidiary's voice messaging products and services may be infringing upon one or more of the third party's patents. The Company has reviewed the patent claims of such third party and does not believe that any of the subsidiary's products or services infringe on the claims of the third party. No patent infringement claims against the Company or any of its subsidiaries have been filed by the third party at this time. Should the third party file patent infringement claims against the Company or any of its subsidiaries, the Company believes that it would have meritorious defenses to any such claims. However, due to the inherent uncertainties of litigation, the Company is unable to predict the outcome of any potential litigation with the third party, and any adverse outcome could have a material adverse effect on the Company's business, results of operations and financial condition. Even if the Company were to ultimately prevail, the Company's business could be adversely affected by the diversion of management attention and litigation costs. Because of this risk, the Company withheld in escrow approximately 123,000 shares of Common Stock from the purchase price paid to acquire one of the Company's voice messaging subsidiaries. This escrow arrangement terminates in April 2000. There can be no assurance that such escrow will be sufficient to fully cover the Company's exposure in the event of litigation or an adverse outcome to the potential infringement claims.

  In February 1997, the Company entered into a long-term nonexclusive license agreement (the "License Agreement") with AudioFAX IP LLC ("AudioFax") settling a patent infringement suit filed by AudioFAX in June 1996. Effective April 1, 1998, the License Agreement was amended to include Xpedite within the coverage of the license. In September 1997, a subsidiary of the Company also entered into a long-term non-exclusive license agreement with AudioFAX.

  Prior to acquisition by the Company, Xpedite received a letter from Cable & Wireless, Inc. informing Xpedite that Cable & Wireless had received a demand letter from AudioFAX claiming that certain Cable & Wireless products and services infringed AudioFAX's patent rights and seeking indemnification from Xpedite under a supply agreement that Xpedite and Cable & Wireless had previously entered into. Subsequent to the acquisition of Xpedite by the Company, Cable & Wireless notified the Company directly of the AudioFAX claim and sought indemnification from the Company. The Company does not have sufficient information to evaluate the merits of this claim and is unable at this time to predict the outcome of this matter. An adverse outcome could have a material adverse effect on the Company's business, financial condition and results of operations.

  In May 1997, Premiere received a letter from a manufacturer and marketer of certain telecommunications equipment asserting that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by four patents held by that company and inviting Premiere to obtain a license. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe these patents. In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of the patents, filed suit against Premiere and

PCI alleging that they have violated claims in the patents and requesting damages and injunctive relief. On March 29, 1999 the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. The Company believes that it has meritorious defenses to the plaintiff's allegations. In addition, the Company believes that certain licenses it has from third-party vendors may insulate the Company from some or all of any damages in the event of an adverse outcome in this litigation. However, due to the uncertainty of litigation, there can be no assurance that the Company will prevail, and an adverse outcome could have a material adverse effect on Premiere's business, financial condition and results of operations.

  In May 1997, the Company received a letter from counsel for a provider of goods and services in the telecommunications field objecting to the Company's use of the phrase "personal assistant" based on that company's federally registered "personal assistant" service mark. In June 1997, counsel for the Company responded to the objections, noting that the Company did not intend to use, nor would it use in the future, the words "personal assistant" as a trademark or service mark, but instead would merely use these words to describe the nature of its product. The Company has not heard anything further from the potential claimant and believes that the matter has been resolved.

  In July 1997, the Company received a letter from counsel for a French publishing company objecting to the Company's use of the "Premiere" trademark. The Company is in discussions with the French company that may result in a mutually acceptable resolution. Due to the inherent uncertainties of litigation, however, the Company is unable to predict the outcome of any potential litigation with the French company, and any adverse outcome could have a material effect on the Company's business, financial condition and results of operations.

  In January 1999 the Company received a letter from Ronald A. Katz Technology Licensing, L.P. informing it of the existence of the Katz patent portfolio and its potential applicability to the services of the Company. This matter is presently being reviewed by the Company, but the Company currently lacks sufficient information to assess the outcome of this matter. An adverse outcome could have a material adverse effect on the Company's business, financial condition and results of operations.

  No assurance can be given that actions or claims alleging patent, copyright or trademark infringement will not be brought against the Company with respect to current or future products or services, or that, if such actions or claims are brought, the Company will ultimately prevail. Any such claiming parties may have significantly greater resources than the Company to pursue litigation of such claims. Any such claim alleging patent, copyright or trademark infringement, whether with or without merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved products and services, require the Company to enter into royalty or licensing agreements, or cause the Company to discontinue use of the challenged technology, trade name or service mark at potentially significant expense to the Company associated with the marketing of a new name or the development or purchase of replacement technology, all of which could have a material adverse effect on the Company's business, financial condition and results of operation.

Employees

  As of December 31, 1998, the Company employed approximately 2,301 persons, substantially all of whom were employed on a full-time basis. Of these employees, 836 were engaged in sales and marketing; 444 in engineering and research and development; 679 in customer service and technical support; and 342 were in general and administrative activities. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement.

ITEM 2. PROPERTIES

  Premiere's corporate headquarters occupy approximately 103,400 square feet of office space in Atlanta, Georgia under a lease expiring August 31, 2007, and approximately 10,800 square feet of office space in the same building under a lease expiring August 31, 2006. The headquarters of the Company's Voice and Data Messaging business unit occupies approximately 28,300 square feet of office space in Cleveland, Ohio under a lease expiring October 31, 1999. The headquarters of the Company's Document Distribution business unit occupies approximately 54,900 square feet of office space in Eatontown, New Jersey under three separate leases expiring on September 30, 1999, December 31, 2000 and September 30, 2001, respectively. The Company's Conferencing business unit occupies approximately 54,500 square feet of office space in Colorado Springs, Colorado under a lease expiring August 31, 2006, and approximately 24,400 square feet of office space in Overland Park, Kansas under a lease expiring February 29, 2000.

  The Company also has data and switching centers and sales offices within and outside the United States. The Company believes that its current facilities and office space is sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

ITEM 3. LEGAL PROCEEDINGS

  The Company has several litigation matters pending, as described below, which it is defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisitions of Voice-Tel Enterprises, Inc. ("Voice-Tel"), Voice-Tel's franchisees and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, American Teleconferencing Services, TeleT Telecommunications, LLC ("TeleT") and VoiceCom Holdings, Inc. ("VoiceCom"), as well as its venture with UniDial Communications, its investment in USA.NET and the commercial release of Orchestrate(R). Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933.

  A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Based on these factual allegations, plaintiffs allege causes of action against the Company for breach of contract against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 ("Securities Act"), and against the individual Defendants for violation of

Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. A motion to dismiss and a motion to transfer venue to Georgia are presently pending.

  On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code. On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court denied CNC's requests to intervene and to file a third party action and transferred the remainder of the Intervention Suit to the bankruptcy case. On June 23, 1998, the Bankruptcy Court approved a settlement whereby PCI obtained a release from the trustee and the trustee dismissed the Intervention Suit in consideration of PCI making a cash payment of $1.2 million to the trustee. The Plan was subsequently approved by the Bankruptcy Court on December 8, 1998 and PCI made an additional cash payment of $300,000 to the trustee in January 1999 in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in PCI's favor against possible nuisance suits relating to the CNC business.

  On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum NetworkCorp. ("Platinum"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc, ("WorldCom"), Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX in the United States District Court for the Eastern District of New York. Plaintiffs contend that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. This matter has been settled, pending payment of $250,000 by Khatib to WorldCom. The settlement does not require PCI or Premiere to make any payments.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico

Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite filed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, 1999, plaintiffs filed a motion for reconsideration of the court's decision. The parties are awaiting a decision on this motion.

  On or about May 27, 1998, Telephone Company of Central Florida ("TCCF"), a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom and PCI are two of the largest creditors in this bankruptcy case. In August 1998, WorldCom filed a separate lawsuit in the Federal District Court for the Middle District of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the amounts received by the insiders. On August 10, 1998, TCCF filed a motion with the Bankruptcy Court requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom and PCI, alleging service problems with WorldCom and PCI. PCI and TCCF reached an agreement, approved by the Bankruptcy Court in November 1998, which provides for mutual releases to be executed between the parties and certain affiliates and insiders. The mutual releases are being circulated for execution, in accordance with the terms of the settlement. The settlement does not require PCI or Premiere to make any payments.

  On December 22, 1998 Shelly D. Swift filed a complain against First USA Bank, First Credit Card Services USA, and PCI in the United States District Court for the Northern District of Illinois. Swift alleges that the defendants sent her an unsolicited "credit card" in violation of the Truth in Lending Act and state law. Swift seeks an injunction and monetary damages on behalf of a putative class of persons who received the alleged credit card. On February 19, 1999, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted.

  In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated claims in these patents and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by four patents owned by Aspect. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. On March 29, 1999 the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. Additionally, the Company believes that certain licenses it has from third-party vendors may insulate the Company from some or all of any damages in the event of an adverse outcome in this litigation.

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

    1998                                                         High     Low
    ----                                                        ------- -------
   First Quarter............................................... $34.625 $20.875
   Second Quarter..............................................  35.000   7.688
   Third Quarter...............................................  11.313   3.625
   Fourth Quarter..............................................   8.250   2.500
    1997                                                         High     Low
    ----                                                        ------- -------
   First Quarter............................................... $27.750 $16.500
   Second Quarter..............................................  30.500  19.250
   Third Quarter...............................................  34.500  22.875
   Fourth Quarter..............................................  38.500  22.875

  The closing price of the Common Stock as reported on the Nasdaq National Market on March 29, 1999 was $10.9375. As of March 29, 1999 there were approximately 715 record holders of the Company's Common Stock.

  The Company has never paid cash dividends on its Common Stock, and the current policy of the Company's Board of Directors is to retain any available earnings for use in the operation and expansion of the Company's business. In addition, the Company's credit agreement contains a negative covenant which restricts the payment of dividends. Therefore, the payment of cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company's earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

  During the year ended December 31, 1998, certain current and former employees, directors and investors exercised options to purchase an aggregate of 242,452 shares of Common Stock at prices ranging from $0.417 to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated statement of operations data for the years ended December 31, 1998, 1997 and 1996, and the consolidated balance sheet data as of December 31, 1998 and 1997, have been derived from the audited consolidated financial statements of the Company included in this Annual Report on Form 10-K, which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings-of-interests, and are qualified by reference to such consolidated financial statements including the related notes thereto. The unaudited consolidated statement of operation data for the year ended December 31, 1994 and the unaudited consolidated balance sheet data at December 31, 1994 are derived from unaudited consolidated financial statements of the Company which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings-of-interests, and include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                                      YEAR ENDED DECEMBER 31, 1998
                             --------------------------------------------------
                               1998      1997      1996     1995       1994
                             --------  --------  -------- --------  -----------
                                                                    (unaudited)
Statement of Operations
 Data:
 Revenues................... $444,818  $229,352  $197,474 $147,543   $119,136
 Gross margin...............  309,782   165,378   141,873  103,675     85,229
 Operating income
  (loss)(1).................  (74,582)  (28,101)    6,806    7,003    (13,232)
 Net income (loss)(1).......  (74,206)  (25,375)    3,458    4,171    (15,519)
 Net income (loss)
  attributable to common and
  common equivalent shares
  for shareholders for:
  --basic net income (loss)
   per share................ $(74,206) $(25,375) $  3,429 $  3,863   $(15,839)
  --diluted net income
   (loss) per share.........  (74,206)  (25,375)    3,429    3,863    (15,839)
 Net income (loss) per
  common and common
  equivalent shares for:
  --basic(1)(2)............. $  (1.67) $  (0.78) $   0.12 $   0.19   $  (1.18)
  --diluted(1)(2)........... $  (1.67) $  (0.78) $   0.11 $   0.17   $  (1.18)
 Shares used in computing
  net income (loss) per
  common and common
  equivalent shares for
  --basic...................   44,325    32,443    27,670   19,868     13,468
  --diluted.................   44,325    32,443    31,288   24,312     13,468
Balance Sheet Data (at
 period end):
 Cash, cash equivalents and
  investments............... $ 39,995  $176,339  $ 83,836 $ 11,759   $  7,849
 Working capital............  (91,180)  136,182    45,377  (16,093)   (12,521)
 Total assets...............  802,751   381,108   201,541   78,131     60,051
 Total debt.................  299,673   181,698    47,975   52,650     49,203
 Total shareholders' equity
  (deficit).................  400,894   100,814   104,533  (11,639)   (14,921)

--------
(1) Excluding charges for restructuring, merger costs and other special charges of approximately $15.6 million in 1998 and $73.6 million in 1997, charges for acquired research and development of approximately $15.5 million in 1998 and $11.0 million in 1996, and accrued settlement costs of approximately $1.5 million in 1998 and 1997 and $1.3 million in 1996, operating income (loss) would have been approximately $(42.0) million in 1998, $47.0 million in 1997 and $19.1 million in 1996, EBITDA would have been $68.1 million in 1998, $64.1 million in 1997, and $33.3 million in 1996.
(2) Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Premiere is a leading provider of enhanced communications services designed to simplify everyday communications of both businesses and individuals. Premiere provides its innovative solutions for simplifying communications through two strategic business units: Corporate Enterprise Solutions, which targets Fortune 1,000 and other large companies; and Emerging Enterprise Solutions, which targets smaller fast-track companies and individuals. Corporate Enterprise Solutions' services include Premiere Document Distribution, which provides enhanced electronic document distribution services; Premiere Corporate Messaging, which provides 800-based and local access voice messaging services; Premiere WorldLink Corporate Card, which provides 800-based enhanced calling card services; Premiere Interactive Voice Response, which provides various IVR applications; and Premiere Conferencing, which provides a full range of conferencing services. Emerging Enterprise Solutions' Services include Premiere Internet-Based Communications Services, featuring Orchestrate(R) by Premiere, which integrates the Company's service offerings by allowing customers to access such services through a computer or telephone; Premiere Voice and Data Messaging, which provides customers access to one of the largest "voice internets" in the world; and Premiere Enhanced Calling Services, which provides long distance and enhanced 800-based services.

  Premiere's revenues are generally based on usage. In addition, local access Voice and Data Messaging services, certain of Premiere's Enhanced Calling Services and the Orchestrate(R) suite of products contain fixed monthly fees in addition to usage fees.

  Cost of services consists primarily of the cost of long distance transmission and other telecommunications related charges incurred in providing Premiere's services.

  Selling, general and administrative expenses include salaries and wages associated with customer service, operations, research and development, direct sales, marketing and administrative functions, sales commissions, direct marketing and advertising costs, travel and entertainment expenses, bad debt expense, rent and facility expense, professional and consulting fees, property taxes and other operating and administrative expenses.

  Depreciation and amortization includes depreciation of computer and telecommunications equipment and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the assets. Intangible assets being amortized include capitalized software development costs, goodwill, customer lists, assembled work force, and the MCI WorldCom strategic alliance agreement.

  "EBITDA" as set forth below is defined as the sum of net income or loss and, to the extent deducted in determining net income or loss for such period, net interest expense, income taxes, depreciation and amortization.

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

Results Of Operations

  The following table presents the percentage relationship of certain statements of operations items to total revenues for Premiere's consolidated operating results for the periods indicated:

                                                             Year Ended
                                                          December 31, 1998
                                                          ---------------------
                                                          1998    1997    1996
                                                          -----   -----   -----
REVENUES................................................. 100.0%  100.0%  100.0%
COST OF SERVICES.........................................  30.4    27.9    28.2
                                                          -----   -----   -----
GROSS MARGIN.............................................  69.6    72.1    71.8

OPERATING EXPENSES
 Selling, general and administrative.....................  54.3    44.2    55.0
 Depreciation and amortization...........................  24.7     7.4     7.2
 Restructuring, merger costs and other special charges...   3.5    32.1     --
 Acquired research and development.......................   3.5     --      5.6
 Accrued settlement costs................................    .3     0.7     0.6
                                                          -----   -----   -----
  Total operating expenses...............................  86.3    84.4    68.4

OPERATING INCOME (LOSS).................................. (16.7)  (12.3)    3.4
OTHER INCOME (EXPENSE)
 Interest, net...........................................  (3.3)   (0.4)   (0.9)
 Other, net..............................................   0.1     0.1    (0.1)
                                                          -----   -----   -----
  Total other income (expense)...........................  (3.2)   (0.3)   (1.0)
INCOME (LOSS) BEFORE INCOME TAXES........................ (19.9)  (12.6)    2.4
INCOME TAX PROVISION (BENEFIT)...........................  (3.3)   (1.5)    0.7
                                                          -----   -----   -----
NET INCOME (LOSS)........................................ (16.6)% (11.1)%   1.7%
                                                          =====   =====   =====

  The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                          Year Ended December
                                31, 1998
                          ----------------------
                           1998    1997    1996
                          ------  ------  ------
REVENUES:
 Corporate Enterprise
  Solutions.............. $275.7  $ 55.0  $ 60.0
 Emerging Enterprise
  Solutions..............  169.4   174.4   137.5
 Corporate and
  eliminations...........    (.3)    --      --

                          ------  ------  ------
 Totals.................. $444.8  $229.4  $197.5
                          ======  ======  ======
OPERATING PROFIT (LOSS):
 Corporate Enterprise
  Solutions.............. $ (6.0) $ 10.6  $  2.0
 Emerging Enterprise
  Solutions..............   (9.5)   36.4    17.1
 Corporate and
  eliminations...........  (26.5)    --      --
 Restructuring, merger
  costs and other special
  charges................  (15.6)  (73.6)    --
 Acquired research and
  development............  (15.5)    --    (11.0)
 Accrued settlement
  costs..................   (1.5)   (1.5)   (1.3)
                          ------  ------  ------
 Totals.................. $(74.6) $(28.1) $  6.8
                          ======  ======  ======
EBITDA:
 Corporate Enterprise
  Solutions ............. $ 75.8  $ 13.5  $  5.0
 Emerging Enterprise
  Solutions..............   18.7    50.6    28.3
 Corporate and
  eliminations...........  (26.4)    --      --
 Restructuring, merger
  costs and other special
  charges................  (15.6)  (73.6)    --
 Acquired research and
  development............  (15.5)    --    (11.0)
 Accrued settlement
  costs..................   (1.5)   (1.5)   (1.3)
                          ------  ------  ------
 Totals.................. $ 35.5  $(11.0) $ 21.0
                          ======  ======  ======

Overview

  The Company has achieved substantial growth since its initial public offering during the first quarter of 1996. Revenues grew from $147.5 million for the year ended December 31, 1995 to $444.8 million in 1998, a compounded annual growth rate of 44.5% for such period. Similarly, EBITDA, before restructuring, merger costs and other special charges, acquired research and development and accrued settlement costs, grew from $20.0 million to $68.1 million over the same period, a 50.4% compounded annual growth.

  Premiere has achieved growth in revenues and EBITDA, before restructuring, merger costs and other special charges, acquired research and development and accrued settlement costs, by pursuing its mission to become the world's leading provider of innovative solutions to simplify everyday communications of both businesses and individuals. During 1996, 1997 and 1998 the Company pursued an aggressive acquisition strategy to expand its service offerings and means of distribution. Significant acquisitions in 1998 included Xpedite, a leading provider of electronic document distribution services, and ATS, a full-service provider of conferencing services. In 1997, the Company acquired Voice-Tel and VoiceCom. The acquisition of Voice-Tel provided Premiere with the ability to offer voice messaging services on a local access basis over an international private network utilizing frame relay and Internet protocols. In connection with the acquisition of VoiceCom, Premiere assumed a significant base of large corporate customers. During 1996, the Company acquired TeleT, an enterprise engaged in computer telephony software development. TeleT provided Premiere with the foundation of its Orchestrate suite of product offerings.

Analysis

  Premiere's financial statements reflect the results of operations of Xpedite and ATS from the date of their respective acquisition. These acquisitions have been accounted under the purchase method of accounting. Premiere's financial statements have been restated for all periods presented to reflect the Voice-Tel and VoiceCom acquisitions which have been accounted for as poolings-of-interests. The following discussion and analysis is prepared on that basis.

  Consolidated revenues increased 94.0% to $444.8 million in 1998 and 16.1% to $229.4 million in 1997. Revenues in the Company's Corporate Enterprises Solutions ("CES") group increased from $60.0 million in 1996 to $275.7 million in 1998, a compounded annual growth rate of 114.4%. Revenue growth in this segment resulted principally from the acquisition of Xpedite in February 1998 and ATS in April 1998 and increases in the call center IVR services provided to Bank of America (formerly NationsBank). Revenue grew from $137.5 million to $169.4 million in the Emerging Enterprise Solutions ("EES") group over the same period, a compounded annual growth rate of 11.0%. Revenue growth in this segment resulted mainly from strategic partner programs, including Premiere's strategic alliance with MCI WorldCom and private label calling card programs with American Express, DeltaTel and MBNA, which experienced significant increases in new subscribers. The Company also experienced revenue increases from expanded Enhanced Calling Services, including prepaid calling cards. Revenue growth in these EES group's programs were offset in part by revenues losses resulting from the bankruptcy of two wholesale Enhanced Calling Services customers in the second quarter of 1998, management's decision to discontinue certain unprofitable prepaid calling card programs and the expiration of revenue commitments provided under the Company's strategic alliance agreement with MCI WorldCom. Revenues from the lost customers and discontinued programs set forth above contributed revenues of $33.1 million, $39.6 million and $5.5 million in 1998, 1997 and 1996, respectively.

  Consolidated gross profit margins were 69.6%, 72.1% and 71.8% in 1998, 1997 and 1996, respectively. Gross profit margin declined in 1998 due to revenue mix resulting from the acquisition of Xpedite in February 1998. Gross profit margins for Premiere's Document Distribution services are generally lower than that of Premiere's other services. Gross profit margin improvement in 1997 was caused by revenue mix, as revenues from higher margin wholesale arrangements for certain Enhanced Calling Services and local access Voice and Data Messaging services constituted a greater proportion of revenues in 1997 as compared with 1996. Generally, Premiere has experienced favorable trends in per unit telecommunications costs in the three year period ended December 31, 1998 by aggressively leveraging increasing minute volumes to negotiate quantity discounts with telecommunications carriers. Such costs have also been favorably affected by general industry trends in which long distance transport and the cost of local access services have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

  Selling, general and administrative costs as a percent of revenues were 54.3%, 44.2% and 55.0% in 1998, 1997 and 1996, respectively. Contributing to the increase in selling, general and administrative costs as a percent of revenues in 1998 as compared with 1997, was approximately $16.1 million of costs recorded in the second quarter of 1998. Such costs consist of approximately $8.4 million of bad debt expense recorded in response to the bankruptcies of two customers, $1.8 million of asset write-offs and other costs. The acquisition of ATS in 1998 also contributed to an increase in selling, general and administrative costs in proportion to revenues because the service delivery processes of ATS include relatively higher labor costs as compared with Premiere's other services. In addition, Premiere aggressively expanded its management infrastructure in 1998 to more effectively support continued growth in its business. These actions included hiring additional senior level managers and expanding its corporate headquarters facilities. Selling, general and administrative costs decreased in 1997 as compared with 1996 as Premiere aggressively restructured the operations of its acquired businesses Voice-Tel and VoiceCom subsequent to their acquisitions in 1997. These activities included substantially reducing the workforce, exiting duplicative facilities, eliminating redundant business activities and general spending reductions.

  Depreciation and amortization was $110.0 million or 24.7% of revenues in 1998, $17.1 million or 7.4% of revenues in 1997 and $14.2 million or 7.2% of revenues in 1996. Increases in depreciation and amortization in 1998 result mainly from depreciation and amortization of assets acquired in the purchases of Xpedite and ATS in 1998 and the acceleration of depreciation and amortization of certain other operating and intangible assets. Identifiable intangible assets and goodwill acquired in the Xpedite and ATS acquisitions of approximately $517.3 million is being amortized over 3 to 7 years. In addition, amortization and depreciation of certain operating and intangible assets with a carrying value of approximately $80.1 million at December 31, 1998 was accelerated effective in the fourth quarter of 1998 following a reduction in the estimated useful lives of such assets. This action was based on a reassessment of the utility of such assets by Premiere's management. The affected assets consist of goodwill and other intangible assets and computer and telecommunications equipment associated with certain legacy technology systems the use of which will be discontinued in the forseeable future. Such assets will be amortized over lives ranging from 1 to 7 years effective in the fourth quarter of 1998 as compared with lives ranging from 5 to 40 years prior to the change. In 1998, management also evaluated the useful economic life of a strategic alliance intangible asset based on current facts and circumstances including the current level of revenues being generated by the strategic alliance. In connection with this evaluation, the carrying value of this asset was reduced by a charge of approximately $13.9 million in the fourth quarter of 1998. The amortization period of the remaining carrying value of this asset was reduced to 3 years effective in the fourth quarter of 1998 which compares with an estimated remaining useful life of 23 years prior to the change. Incremental depreciation and amortization expense recorded in 1998 as compared with 1997 resulting from assets acquired in the Xpedite and ATS acquisitions and acceleration of depreciation and amortization of the operating and intangible assets set forth above approximates $92.0 million. Increased depreciation and amortization expense in 1997 as compared with 1996 results mainly from depreciation associated with increased purchases of computer telephony equipment to support new business growth, amortization of goodwill and other intangibles acquired in connection with the Voice-Tel acquisitions in 1997 and amortization of the strategic alliance asset recorded in 1996. See Not 6 -- Strategic Alliances and Investments.

  Net interest expense increased to $14.7 million in 1998, from $.9 million in 1997 and $1.7 million in 1996. Net interest expense increased in 1998 mainly due to interest associated with $132.3 million of debt assumed in the acquisition of Xpedite in February 1998 and $5.9 million of debt assumed in the acquisition of ATS in April 1998. Substantially all of the debt assumed in the acquisition of Xpedite was associated with a short-term revolving loan facility maintained by Xpedite. In December 1998, Premiere amended and restated this facility for a one year period. The amount outstanding under this loan facility at December 31, 1998 was $118.1 million. Borrowings assumed in the acquisition of ATS consisted principally of term notes secured by operating equipment purchased with the proceeds of the loans. These terms loans were repaid in full by Premiere in 1998. Also contributing to the increase in net interest expense in 1998 was the reduction in cash and marketable securities balances to fund operations and other strategic initiatives thereby lowering interest income. Net interest expense in 1996 resulted mainly from indebtedness assumed in the Voice-Tel acquisitions in 1997 and the VoiceCom acquisition in September 1997. The majority of these obligations were repaid subsequent to the acquisitions.

                                     26--!

  Restructuring, merger costs and other special charges incurred in 1998 were $15.6 million compared to $73.6 million in 1997. See Note 3--Restructuring, Merger Costs and other Special Charges and Note 4 Acquisitions in the Notes to Consolidated Financial Statements and "Restructuring, Merger Costs and Other Special Charges" which follows for a description of these costs.

  Accrued settlement costs were $15.5 million in 1998 and 1997 and $1.3 million in 1996. See Note 15--Commitments and Contingencies of the Notes to the Consolidated Financial Statements and "Legal Proceedings" under Item 1 of
Part II of this document for further information about the matters giving rise to these accruals.

  Acquired research and development costs of $15.5 million expensed in 1998 are associated with the acquisition of Xpedite. Approximately $11.0 million of acquired research and development costs were expensed in connection with the TeleT acquisition in 1996. These costs represent the value assigned to research and development projects in the developmental stage which had not reached technological feasibility at the date of the acquisition or had no alternative future use. The valuation of these costs was based on independent appraisals. See Note 4--Acquisitions in the Notes to Consolidated Financial Statements for additional information.

  In 1998, Premiere's effective income tax rate varied from the statutory rate primarily as a result of nondeductible goodwill amortization associated with Premiere's acquisitions which have been accounted for under the purchase method of accounting. In 1997 and 1996, Premiere's effective tax rate varied from the statutory rate due to certain non-taxable investment income and income of Voice-Tel entities which had elected to be treated as S-Corporations under U.S. tax law prior to their acquisition by the Company. See Note 16-- Income Taxes in the Notes to Consolidated Financial Statements for additional information.

Liquidity And Capital Resources

  The Company has funded its growth through cash generated by operations, by issuing subordinated convertible indebtedness in July 1997 and from the proceeds of its initial public offering in March 1996. Cash provided by operations was $22.2 million in 1998, $27.2 million in 1997 and $36.9 million in 1996. Excluding payments made for restructuring, merger costs, accrued settlement costs and other special charges, cash provided by operations was $44.7 million in 1998, $57.7 million in 1997 and $36.9 million in 1996. Operating cash flow declined on higher revenues in 1998 primarily as a result of revenue losses in Premiere's EES group and continued investment by the Company to expand its management infrastructure to support continued growth. Improvement in operating cash flows in 1997 as compared with 1996 results principally from Premiere's integration and cost reduction initiatives associated with the Voice-Tel and VoiceCom acquisitions in 1997 which reduced the operating costs of these businesses. Premiere's working capital ratio was
 .6 to 1 at December 31, 1998 as compared with 2.5 to 1 at December 31, 1997. Decline in working capital resulted principally from borrowings of approximately $118.1 million outstanding at December 31, 1998 under the revolving loan facility assumed by Premiere in the Xpedite acquisition. In addition, Premiere liquidated approximately $133.8 million of short-term investment balances in 1998 to fund operating and strategic initiatives. Xpedite's revolving loan facility was extended under a one-year arrangement effective December 16, 1998. Accordingly, such borrowings are classified as a current liability. If borrowings under this facility were excluded from current liabilities, Premiere's current ratio would have been 1.3 to 1 at December 31, 1998.

  Investing activities provided cash of approximately $21.3 million in 1998 and used cash of approximately $160.1 million and $96.1 in 1997 and 1996, respectively. The principal source of cash from investing activities in 1998 was the liquidation of approximately $133.8 million of short-term investments to fund various operating and strategic initiatives. Premiere made capital expenditures of $61.3 million in 1998. Significant capital programs in 1998 included construction costs and equipment purchases associated with the Company's network expansion program, development costs incurred in connection with the Company's introduction of Internet-enabled communications services and operating infrastructure expansion in support of new business growth. Premiere paid approximately $43.6 million to fund acquisition activity in 1998. Premiere paid cash of approximately $22.1 million to acquire ATS in April 1998.

Shareholders of ATS also received approximately 712,000 shares of Premiere common stock in connection with the acquisition. Remaining cash paid for acquisitions in 1998 is associated with payment of transaction related costs incurred in acquiring Xpedite and three individually insignificant acquisitions including two Document Distribution businesses located in Germany and Singapore and a company engaged in marketing long distance calling cards to college students in the United States. The Company made investments of approximately $8.3 million in 1998 to acquire initial or increase existing equity interests in various companies engaged in emerging technologies, such as the Internet. Premiere's investments include minority equity investments in WebMD, a leading full service Internet healthcare Web site, USA.NET, a leading electronic messaging company, Intellivoice, an entity engaged in developing voice activation and other technologies, VerticalOne, a network-based services provider that increases frequency, duration, and quality of visits to customers' Web sites, and Webforia, a provider of Web services, tools and communities that assist individuals in the process of researching, organizing and presenting high quality information from the Internet. Management intends to continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. Significant investing activities in 1997 and 1996 included investment of proceeds associated with Premiere's $172.5 million convertible subordinated debt issuance in 1997 and its initial public offering which raised net proceeds of approximately $74.6 million in 1996. Premiere made capital expenditures to purchase property and equipment, mainly computer and telecommunications equipment, of approximately $33.4 million in 1997 and $21.9 million in 1996. These expenditures were made primarily to expand operational infrastructure to support new business growth. Management anticipates that these expenditures will continue to increase in the future as the Company upgrades and expands the operational infrastructure of both its existing computer telephony network and integrates the networks of its acquired companies. In addition, the Company paid approximately $16.2 million of cash in connection with the Voice-Tel acquisitions in 1997 and $2.9 million in the acquisition of TeleT in 1996. See also Note 4 -- Acquisitions in Notes to Consolidated Financial Statements.

  Effective December 16, 1998, Premiere amended and restated the revolving loan facility it assumed in connection with the Xpedite acquisition for a period of one year. This arrangement provides for borrowings of up to $150 million and contains certain covenants which require the Company to maintain minimum earnings and interest coverage ratios and achieve certain revenue levels, in addition to other covenants. The Company was in compliance with all such covenants at December 31, 1998. Continued compliance under these loan covenants will require that Premiere attain certain revenue and earnings growth rates or reduce indebtedness in order to satisfy the minimum ratio requirements required under this arrangement. At December 31, 1998, the Company had unused borrowing capacity of approximately $31.9 million under this arrangement. Premiere used cash of approximately $46.1 million in 1998 in financing activities. Significant cash outflows for financing activities included repayment of approximately $29.8 million of indebtedness mainly in connection with the Company's revolving loan facility extension. In addition, Premiere executed a stock repurchase program in 1998 under which the Company repurchased approximately 1.1 million shares of its common stock for approximately $9.1 million. The Company's principal financing activities in 1997 and 1996 consisted of the issuance of convertible subordinated notes of $172.5 million in 1997 and its initial public offering which yielded net proceeds of $74.6 million in 1996. Premiere also repaid approximately $29.5 million of indebtedness in 1997 assumed in connection with the Voice-Tel and VoiceCom acquisitions. Cash distributions to shareholders of VoiceCom and certain Voice-Tel companies, primarily S Corporations, used $9.4 million and $3.6 million in 1997 and 1996, respectively. Such distributions were made in periods prior to the Voice-Tel and VoiceCom acquisitions and were made primarily to reimburse S Corporation shareholders for taxes paid on the proportionate share of taxable income of such companies they were required to report in their individual income tax returns.

  At December 31, 1998, the Company's principal commitments involve indebtedness under its revolving loan facility which matures December 15, 1999, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. The Company is in compliance under all such agreements at this date. See also Note 8--Indebtedness and Note 15--Contingencies and Commitments in Notes to Consolidated Financial Statements.

  Management believes that cash and marketable securities on hand, cash flows from operations and borrowing capacity under the Company's revolving loan facility should be sufficient to fund growth in the Company's businesses in 1999. Premiere's revolving loan arrangement matures on December 15, 1999 and the Company will be required to repay or refinance this indebtedness at that time. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets and other factors, the Company may, from time to time, engage in capital transactions, including debt or equity issuances, in order to increase the Company's financial flexibility and meet other capital needs.

Restructuring, Merger Costs And Other Special Charges

  Premiere recorded restructuring, merger costs and other special charges of approximately $15.6 million in 1998. Such amount is comprised of approximately $7.5 million of costs recorded in the first quarter of 1998 representing the estimated costs to restructure certain operating activities of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. In the fourth quarter of 1998, Premiere recorded a $13.9 million charge to write-down the value of its MCI WorldCom strategic alliance intangible asset. This charge was required based upon management's assessment of current facts and circumstances within guidelines mandated by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." In addition, Premiere recorded a charge of approximately $3.9 million to reduce the carrying value of its investment in certain equity securities of Digitec 2000 to fair market value. This charge was necessitated based upon management's assessment that the decline in value of these securities was not temporary. These charges were offset in part by a reduction in restructuring reserves of approximately $9.7 million. The reduction in reserves was necessary to eliminate remaining accruals associated with programs that have been completed and to reflect subsequent changes to management's restructuring plans rendering the accrual of certain costs unnecessary.

  In connection with the VoiceCom Acquisition, the Company recorded restructuring, merger costs and other special charges of approximately $28.2 million in the third quarter of 1997. Such amounts consisted of transaction costs, asset impairments, costs to terminate or restructure certain contractual obligations and other costs.

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

  The Company recorded approximately $45.4 million of restructuring, merger costs and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel businesses under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicative facilities and assets and other costs necessary to discontinue redundant business activities. See Note 3--Restructuring, Merger Costs and Other Special Charges of Notes to Consolidated Financial Statements.

Other Matters

  It is possible that a significant portion of the Company's currently installed computer systems, software products, billing systems, telephony platforms, networks, database or other business systems (hereinafter referred to collectively as "Systems"), or those of the Company's customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). The Company is currently in the process of evaluating its Systems to determine whether or not modifications

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAs No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect to its financial position upon adoption of SFAS No. 133.

  "Statement of Position "SOP" 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than Premiere's 1999 fiscal year. Also, in June 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined to be expensed as incurred. The Company expects no material adverse effect to its financial position upon adoption of SOP 98-1 or SOP 98-5.

                     FACTORS AFFECTING FUTURE PERFORMANCE

The Successful Integration and Consolidation of Acquired Businesses, Products and Services Into Our Operations are Essential to Our Future Performance.

  We are in the process of continuing to integrate several businesses acquired in 1997 and 1998 by attempting to eliminate duplicative and unnecessary costs and to operate them under common management. There can be no assurance that the acquired businesses will be successfully integrated with our operations on schedule or at all, that the acquisitions of these businesses will result in sufficient net sales or earnings to justify our investment in these acquisitions or the expenses related thereto, or that operational synergies will develop. The successful integration of the acquired businesses into our operations is critical to our future performance. Failure to successfully integrate the acquired businesses or to achieve operating synergies would have a material adverse effect on our business, financial condition and results of operations. Potential challenges to the successful integration of acquired businesses include, but are not limited to:

  . centralization and consolidation of financial, operational and administrative functions;

  .  consolidation of service centers, networks and work forces;

  .  elimination of unnecessary costs; and

  .  realization of economies of scale.

  We are continuing to integrate and consolidate previously acquired service offerings, operations and systems with ours, and therefore, our integration plans may materially change in the future. Challenges to the successful integration of acquired service offerings, operations and systems include, but are not limited to:

  .  localization of our products and services;

  .  integration of platforms and networks;

  . cross-selling of products and services to our customer base and customer bases of acquired businesses;

  .  integration and retention of new personnel; and

  .  compliance with regulatory requirements.

We May Not Be Able to Continue to Compete Successfully Due to Increased Competition and the Development of Alternatives to Our Services.

  The markets for our products and services are intensely competitive, quickly evolving and subject to rapid technological change. Competitive pressures could have a material adverse effect on our business, financial condition and results of operations. We expect competition to increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. We believe that our current competitors are likely to expand their product and service offerings and that new competitors are likely to enter the Company's markets, and such competitors may to attempt to integrate their products and services, resulting in greater competition.

  Our Corporate Messaging and Voice and Data Messaging services compete with voice mail services provided by AT&T, certain regional Bell operating companies ("RBOCs") and other service bureaus as well as by equipment manufacturers, such as Octel Communications Corporation (which is owned by Lucent Technologies), Northern Telecom, Siemens Business Communications Systems, Centigram Communications, Boston Technology, and Digital Sound.

  Our Interactive Voice Response Services compete with IVR Services provided by AT&T, MCI, WorldCom, Lucent, West Teleservices, Call Interactive and Syntellect.

Our Conferencing services compete with conference calling services provided by AT&T, MCI WorldCom, Sprint, as well as numerous smaller regional competitors. Our enhanced travel, concierge, news and e-mail services compete with services provided by America Online, Prodigy and numerous Internet service providers.

  Our Orchestrate(R) service competes with unified communications products offered by companies such as Octel/Lucent, Microsoft, Novell, Sun Microsystems, Motorola, and numerous smaller entities, such as Jfax General Magic and Webley Systems. For example, Octel and Microsoft have announced a service, called "Unified Messenger," which places all voice mail, e-mail and fax messages in a single mailbox accessible by computer or telephone. Sun MicroSystems and Lucent have announced an alliance to build products that tie together voice mail, e-mail, telephone and fax communications. Motorola and General Magic have announced similar products.

  Our Enhanced Calling services and Premiere WorldLink Corporate Card compete with services provided by companies such as AT&T, MCI WorldCom and Sprint, as well as smaller interexchange long distance providers.

  Our Document Distribution services compete with services provided by AT&T, MCI WorldCom and Sprint, and many of the international postal, telephone and telegraph ("PTT") companies located around the world, as well as numerous smaller regional competitors. We cannot predict whether AT&T, MCI WorldCom, Sprint, any Internet service provider or PTT or any other competitor will expand its electronic document distribution business, and there can be no assurance that these or other competitors will not commence or expand their businesses. Moreover, our receiving, queuing, routing and other systems logic and architecture are not proprietary, and as a result, there can be no assurance that such information will not be acquired or duplicated by existing and potential competitors. We do not typically have long-term contractual agreements with our customers, and there can be no assurance that our customers will continue to transact business with us in the future. In addition, even if there is continued growth in the use of electronic document distribution services, there can be no assurance that potential customers will not elect to use their own equipment to fulfill their needs for electronic document distribution services. There also can be no assurance that customers will not elect to use alternatives to our Document Distribution services, including the Internet, to carry their communications or that companies offering such alternatives will not develop product features or pricing which are more attractive to customers than those currently offered by us.

The Degree to Which We Are Leveraged Could Adversely Effect Our Business.

  In connection with the issuance of our convertible notes to the public on June 30 and July 30, 1997, we incurred $172.5 million in indebtedness. Effective December 16, 1998, we amended and restated the revolving loan facility we assumed in connection with the Xpedite acquisition for a period of one year. This arrangement provides for borrowings of up to $150 million and contains certain covenants which require us to maintain minimum earnings and interest coverage ratios and achieve certain revenue levels, in addition to other covenants. We were in compliance with all such covenants at December 31, 1998. We will have to attain certain revenue and earnings growth rates or reduce indebtedness in order to satisfy the minimum ratio requirements required under this arrangement in the future. At December 31, 1998 the Company had unused borrowing capacity of approximately $31.9 million under this arrangement. Our loan facility limits our ability to incur additional indebtedness, grant liens, pay dividends or distributions, make certain acquisitions for cash, sell assets and repurchase our securities. As a result of this increased leverage, our principal and interest obligations increased substantially. The degree to which we are leveraged and the restrictions contained in the loan facility could adversely affect our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our increased leverage could also adversely affect our liquidity, as a substantial portion of available cash from operations may have to be applied to meet debt service requirements, and in the event of a cash shortfall, we could be forced to reduce other expenditures and forego potential acquisitions to be able to meet such requirements. The indenture related to our convertible notes does not contain any financial covenants or any other agreements restricting the payments of dividends, the repurchase of our securities, the issuance of additional equity or the incurrence of additional indebtedness.

The Telecommunications Act of 1996 May Increase Competition.

  Furthermore, on February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Act"), which allows local exchange carriers ("LECs"), including the RBOCs, to immediately provide long distance telephone service between Local Access and Transport Areas ("LATAs") outside of their local service territories. The legislation also grants the Federal Communications Commission (the "FCC") the authority to deregulate other aspects of the telecommunications industry, which in the future may, if authorized by the FCC, facilitate the offering of an integrated suite of information and telecommunications services by the RBOCs in competition with us. This increased competition could have a material adverse effect on our business, financial condition and results of operations.

Our Future Success Will Depend On Our Ability to Anticipate Advances In Technologies.

  The market for our products and services is characterized by rapid technological change, frequent new product introductions and evolving industry standards. Our future success will depend in significant part on our ability to anticipate industry standards, continue to apply advances in technologies, enhance our current services, develop and introduce new products and services in a timely fashion, enhance our software and our platforms and compete successfully with products and services based on evolving or new technologies. We expect new products and services, and enhancements to existing products and services, to be developed and introduced which will compete with our products and services. Our Orchestrate(R) product line is expected to compete within markets where larger companies are working to provide a unified communications solution.

  Technological advances may result in the availability of new services, products or methods of electronic document distribution that could compete with the electronic document distribution services currently provided by us or decrease the cost of existing products or services which could enable our established or potential customers to meet their own needs for electronic document distribution services more cost efficiently than through the use of our services.

  The acquisitions of the Voice-Tel entities in 1997 constituted a significant investment by us in a private frame relay network architecture. Alternative architectures currently exist, and technological advances may result in the development of additional network architectures. There can be no assurance that the telecommunications industry will not standardize on a protocol other than frame relay or that our frame relay architecture will not become obsolete. Such events would require us to invest significant capital in upgrading or replacing our private frame relay network and could have a material adverse effect on our business, financial condition and results of operations.

  In addition, we may experience difficulty integrating incompatible systems of acquired businesses into our networks. There can be no assurance that we will not be materially adversely affected in the event of such technological change or difficulty, or that changes in technology will not enable additional companies to offer services which could replace, or be more cost-effective than, some or all of the services we now offer.

Our Future Success Will Depend on Market Acceptance of New Products and Services That We Develop.

  We must continually introduce new products and services in response to technological changes, evolving industry standards and customer demands for enhancements to our existing products and services. One such product is Orchestrate(R).

                                     32--1

Delays in the introduction of new products and services, our inability to develop such new products and services or the failure of such products and services to achieve market acceptance could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that:

  . we will successfully develop and market new products and services or product and service enhancements that respond to these or other technological changes, evolving industry standards or customer demands;

  . we will develop effective marketing, pricing and distribution strategies for new products and services, including Orchestrate;

  . we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new products and services; or

  . our new products and services, including Orchestrate(R), and enhancements to our existing products and services, will adequately meet the requirements of the marketplace and achieve market acceptance.

Managing Our Growth Through Acquisitions May Strain Our Administrative, Technical and Financial Resources.

  We regularly evaluate acquisition opportunities and, as a result, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. There can be no assurance that we will be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources.

  We have experienced substantial growth in revenue and personnel in recent years, particularly in 1997 and early 1998. A substantial portion of such growth has been accomplished through acquisitions, including the acquisitions of Voice-Tel and its affiliate Voice-Tel Network Limited Partnership ("VTN") and substantially all of Voice-Tel's franchisees (the "Franchisees") (Voice-Tel, VTN and the Franchisees are collectively referred to as the "Voice-Tel Entities" and such acquisitions are referred to collectively as the "Voice-Tel Acquisitions"), the acquisition of VoiceCom, the merger with Xpedite and the acquisition of American Teleconferencing Services. Our growth has placed significant demands on all aspects of our business, including our administrative, technical and financial personnel and systems. Additional expansion may further strain our management, financial and other resources. There can be no assurance that our systems, procedures, controls and existing space are or will be adequate to support expansion of our operations.

  Our future operating results will substantially depend on the ability of our officers and key employees to manage changing business conditions and to implement and improve our administrative, technical and financial control and reporting systems. If we are unable to respond to and manage changing business conditions, then the quality of our services, our ability to attract and retain key personnel and our results of operations could be materially adversely affected.

  At certain stages of growth in network usage, we will be required to add capacity to our platforms and our digital central office switches and we will need to continually add capacity to our private frame relay network, thus requiring that we continuously attempt to predict growth in its network usage and add capacity accordingly. Difficulties in managing continued growth, including difficulties in predicting the growth in our network usage, could have a material adverse effect on our business, financial condition and results of operations.

  Acquisitions also involve numerous additional risks, including difficulties in the assimilation of the operations, services, products and personnel of the acquired company, the diversion of our management's attention from other business concerns, entry into markets in which we have little or no direct prior experience and the potential loss of key employees of the acquired company. Assimilation and retention of the key employees of an acquired company are generally important to the success of an acquisition and the failure to assimilate and retain any such key employees could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions May Decrease Our Shareholders' Percentage Ownership and Require Us to Incur Additional Debt.

  Future acquisitions may result in potentially dilutive issuances of equity securities, the incurrence of additional debt, the assumption of known and unknown liabilities, the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets, all of which could have a material adverse effect on our business, financial condition and results of operations. As of December 31, 1998, we had approximately $492.2 million of goodwill and other intangible assets reflected on our financial statements as a result of acquisitions. We are amortizing the goodwill and other intangibles over a range of periods we believe appropriate for the assets. If the amortization period is accelerated due to a reevaluation of the useful life of these assets or otherwise, amortization expense may initially increase on a quarterly basis or require a write-down of the goodwill or other intangible assets. An increase in the rate of amortization of goodwill or future write-downs and restructuring charges could have a material adverse effect on our business, financial condition and results of operations.

Acquisitions May Involve Restructuring and Other Special Charges.

  We have taken, and in the future may take, charges in connection with acquisitions. There can be no assurance that the costs and expenses incurred will not exceed the estimates upon which such charges are based. During the second quarter of 1997, we took a pre-tax charge of approximately $45.4 million in connection with the acquisitions of the Voice-Tel entities. During the third quarter of 1997, we took a pre-tax charge of approximately $28.2 million in connection with the acquisition of VoiceCom. We also recorded restructuring and other special charges before income taxes of approximately $7.5 million in connection with the merger with Xpedite.

Long Distance Pricing Pressures Could Adversely Effect Our Business.

  Telecommunications companies compete for consumers based on price, with major long distance carriers conducting extensive advertising campaigns to capture market share. There can be no assurance that a decrease in the rates charged for communications services by the major long distance carriers or other competitors, whether caused by general competitive pressures or the entry of the RBOCs and other LECs into the long distance market, would not have a material adverse effect on our business, financial condition and results of operations.

We Need to Retain the Services of Our Key Management and Personnel.

  Our success is largely dependent upon its executive officers and other key personnel, the loss of one or more of whom could have a material adverse effect on our performance. We believe that our continued success will depend to a significant extent upon the efforts and abilities of Boland T. Jones, Chairman and Chief Executive Officer, and certain other key executives. Mr. Jones has entered into an employment agreement which expires in December 1999, and we maintain key man life insurance on Mr. Jones in the amount of $3.0 million.

We Need to Attract and Retain Highly Qualified Technical Personnel.

  We also believe that to be successful we must hire and retain highly qualified engineering and product development personnel. Competition in the recruitment of highly qualified personnel in the information and telecommunications services industry is intense. If we are not able to locate, hire and retain such personnel it may have a material adverse effect on our business, financial condition and results of operations. No assurance can be given that we will be able to retain our key employees or that we will be able to attract qualified personnel in the future.

We Do Not Typically Have LongTerm Contractual Agreements With Our Customers.

  We expect that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than our technologies. We do not typically have long-term contractual agreements with our customers, and there can be no assurance that our customers will continue to transact business with us in the future.

We Rely on Amway and Certain Other Clients for Significant Revenues.

  We have historically relied on sales through Amway Corporation for a substantial portion of our revenue. Such sales accounted for approximately 23.7%, 21.8% and 9.4% of our revenue for 1996, 1997 and 1998, respectively. Total revenues from Amway have decreased significantly over the last two fiscal years but Amway remains a significant customer. There can be no assurance that our relationship with Amway and the Amway distributors will continue at historical levels or at all, nor can there be any assurance of long-term price protection for services provided to Amway. Continued loss in total revenues from Amway or diminution in the Amway relationship, or a decrease in average sales price without an offsetting increase in volume, could have a material adverse effect on our business, financial condition and results of operations. We have entered into a service and reseller agreement with Amway (the "Amway Agreement") providing, among other things, for the sale of voice messaging and network transmission services on an exclusive basis to Amway in the United States, Canada, New Zealand and Australia for resale by Amway to its independent distributors. The Amway Agreement does not bind the Amway distributors, who are free to acquire messaging services from alternative vendors. The Amway Agreement may be canceled by either party upon 180 days prior written notice or upon shorter notice in the event of a breach. The Amway Agreement does not prohibit us from continuing to provide voice messaging and network transmission services to Amway's distributors following termination of the Amway Agreement. However, in the event that Amway recommended a voice messaging and network transmission services provider other than ours, there can be no assurance that Amway's distributors would not follow such recommendation. Amway has sold substantially all of the Common Stock of Premiere that it acquired in the Voice-Tel acquisitions. The sale of such stock may increase the possibility that Amway will recommend a voice messaging and network transmission services provider other than us.

Financial Difficulties of Licensees or Strategic Partners Could Adversely Impact Our Earnings.

  The telecommunications industry is intensely competitive and rapidly consolidating. The majority of companies that have chosen to outsource communications card services to us are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry. During the second quarter of 1998, a licensing customer and a strategic partner in our Enhanced Calling Services group initiated proceedings under Chapter 11 of the United States Bankruptcy Code. We recorded approximately $8.4 million of charges in the second quarter of 1998 associated with uncollectible accounts receivable, primarily related to these financially distressed customers. The financial difficulties of these two customers, as well as revenue shortfalls in the Voice and Data Messaging group and other unanticipated costs and one-time charges, contributed to an after tax loss for the second quarter of 1998. There can be no assurance that one or more additional failures will not occur, and any such additional failures could have a material adverse effect on our business, financial condition and results of operations.

Our Future Success Depends On the Success of Our Strategic Relationships.

  A principal element of our strategy is the creation and maintenance of strategic relationships that will enable us to offer our services to a larger customer base than we could otherwise reach through our direct marketing efforts. Failure of one or more of our strategic partners to successfully develop and sustain a market for our services, or the termination of one or more of our relationships with a strategic partner, could have a material adverse effect on our overall performance. We experienced growth in our existing strategic relationships during 1996, 1997 and 1998 and entered into or initiated new strategic relationships with several companies, including MCI WorldCom, WebMD, USA.NET, Intellivoice, and Webforia. Although we intend to continue to expand our direct marketing channels, we believe that strategic partner relationships may offer a potentially more effective and efficient marketing channel. Consequently, our success depends in part on the ultimate success of these relationships and on the ability of these strategic partners to market our services effectively.

  In connection with our strategic plan, we make investments and form alliances with companies involved in emerging technologies, such as the Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for our products. In 1998, the Company made investments of approximately $8.3 million to acquire initial or increase existing equity interests in companies engaged in emerging technologies. Since many of the companies in which we make investments are small, early-stage companies, our investments are subject to the significant risks faced by these companies which could result in the loss of our investment. In 1998, the Company took a net charge of $3.9 million reflecting the write-down of an equity investment in a telecommunications distribution partner, DigiTEC.

  In November 1996, we entered into a strategic alliance agreement with WorldCom, now known as MCI WorldCom, whereby MCI WorldCom is required, among other things, to provide us with the right of first opportunity to provide certain enhanced computer telephony services for a period of at least 25 years. In connection with this agreement, we issued to MCI WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal) and paid MCI WorldCom $4.7 million in cash. We recorded the value of this agreement as an intangible asset. Subsequent to entering into this strategic alliance agreement WorldCom completed a merger with MCI to form MCI WorldCom. MCI was a competitor of ours with respect to certain services and the total impact of the merger between MCI and WorldCom on our strategic alliance with MCI WorldCom cannot be determined at this time. Current activity levels under the strategic alliance agreement are significantly below the specified minimum payment levels in the agreement and the minimum payments ceased at the end of September 1998. We periodically review this intangible asset for impairment and in 1998 we wrote down the carrying value of the MCI WorldCom strategic alliance intangible asset by approximately $13.9 million. In addition, we accelerated amortization of the remaining carrying value of the asset starting in the fourth quarter of 1998 by shortening its estimated remaining useful life to three years from 23 years.

  Although we view our strategic relationships as a key factor in our overall business strategy and in the development and commercialization of our services, there can be no assurance that our strategic partners view their relationships with us as significant for their own businesses or that they will not reassess their commitment to us in the future. Our arrangements with our strategic partners do not always establish minimum performance requirements for our strategic partners, but instead rely on the voluntary efforts of these partners in pursuing joint goals. Certain of these arrangements prevent us from entering into strategic relationships with other companies in the same industry as our strategic partners, either for specified periods of time or while the arrangements remain in force. In addition, even when we are without contractual restriction, we may be restrained by business considerations from pursuing alternative arrangements. The ability of our strategic partners to incorporate our services into successful commercial ventures will require us, among other things, to continue to successfully enhance our existing products and services and develop new products and services. Our inability to meet the requirements of our strategic partners or to comply with the terms of our strategic partner arrangements could result in our strategic partners failing to market our services, seeking alternative providers of communications and information services or canceling their contracts with us, any of which could have a material adverse impact on our business, financial condition and results of operations.

Our Success Depends on Our Ability to Establish and Maintain Licensing and Wholesale Relationships.

  We have licensing and wholesale relationships with companies that have chosen to outsource part or all of their communications card services. License fees accounted for approximately 11.7% and 5.8% of our revenues in 1997 and 1998, respectively. MCI WorldCom accounted for approximately 66.9% of our 1997 license fees and 7.0% of our total 1997 revenues, and approximately 53.3% of our license fees and 3.1% of our total revenues in 1998. Although we intend to increase our number of licensees and our licensee transaction volume in the future, our success depends in part upon the ultimate success or failure of our licensees and our ability to establish and maintain licensing and strategic relationships. The telecommunications industry is intensely competitive and rapidly consolidating. The majority of companies that have chosen to outsource communications card services to us are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry.

  During the second quarter of 1998, a licensing customer and a strategic partner in our Enhanced Calling Services group initiated proceedings under Chapter 11 of the United States Bankruptcy Code. We recorded approximately $8.4 million of charges in the second quarter of 1998 associated with uncollectible accounts receivable, primarily related to these financially distressed customers. There can be no assurance that one or more additional failures will not occur or that the failure of one or more of our licensees to develop and sustain a market for our services, or termination of one or more of our licensing or strategic relationships, will not have a material adverse effect on our business, financial condition and results of operations.

Consolidation in the Telecommunications Industry Could Adversely Effect Our Business.

  The telecommunications industry is experiencing rapid consolidation. For example, in 1998 WorldCom, a strategic partner of the Company, completed a merger with MCI Communications Corp., a competitor of ours with respect to certain services, to form MCI WorldCom. Consolidation in the communications industry, including consolidations involving the Company's customers, competitors and strategic partners, could have a material adverse effect on the Company's business, financial condition and results of operations.

Our Future Success Depends on Market Acceptance of Computer Telephony.

  Our future success depends upon the market acceptance of our existing and future computer telephony product lines and services. Computer telephony integrates the functionality of telephones and computers and thus represents a departure from standards for information and telecommunications services. Market acceptance of computer telephony products and services generally requires that individuals and enterprises accept a new way of exchanging information. A decline in the demand for, or the failure to achieve broad market acceptance of, our computer telephony product lines and services would have a material adverse effect on our business, financial condition and results of operations. We believe that broad market acceptance of our computer telephony product lines and services will depend on several factors, including ease of use, price, reliability, access and quality of service, system security, product functionality and the effectiveness of strategic marketing and distribution relationships. There can be no assurance that our computer telephony products and services will achieve broad market acceptance or that such market acceptance will occur at the rate which we currently anticipate.

Downtime in Our Platforms Networks Could Result in the Loss of Significant Customers.

  We currently maintain switching facilities and computer telephony platforms in approximately 300 locations. Our network service operations are dependent upon our ability to protect the equipment and data at our switching facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. We have taken precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded backup hardware, fire protection systems and other contingency plans. In addition, certain of our networks are designed such that the data on each network server is duplicated on a separate network server. Notwithstanding such precautions, we have experienced downtime in our networks from time to time and there can be no assurance that downtime will not occur in the future. In addition, there can be no assurance that a fire, act of sabotage, technical failure, natural disaster or a similar event would not cause the failure of a network server and its backup server, other portions of our networks or one of the switching facilities as a whole, thereby resulting in an interruption of the our services. Such interruptions could result in the loss of significant customers and could have a material adverse effect on our business, financial condition and results of operations. Although we maintain business interruption insurance providing for aggregate coverage of approximately $86.1 million per policy year, there can be no assurance that we will be able to maintain our business interruption insurance, that such insurance will continue to be available at reasonable prices or that such insurance will be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.

We May Be Unable to Protect and Maintain the Competitive Advantage of Our Proprietary Technology and Intellectual Property Rights.

  We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology. Our proprietary rights and technology include confidential information and trade secrets which we attempt to protect through confidentiality and nondisclosure provisions in our licensing, services, reseller and other agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the term of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement, typically one to two years at a minimum. There can be no assurance that our means of protecting our proprietary rights and technology will be adequate or that our competitors will not independently develop similar technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the United States.

No Assurance Can Be Given That Claims Alleging Patent, Copyright or Trademark Infringement Will Not Be Brought.

  Many patents, copyrights and trademarks have been issued in the general areas of information and telecommunications services and computer telephony. We believe that in the ordinary course of our business third parties will claim that our current or future products or services infringe the patent, copyright or trademark rights of such third parties. No assurance can be given that actions or claims alleging patent, copyright or trademark infringement will not be brought against us with respect to current or future products or services, or that, if such actions or claims are brought, we will ultimately prevail. Any such claiming parties may have significantly greater resources than we have to pursue litigation of such claims. Any such claims, whether with or without merit, could be time consuming, result in costly litigation, cause delays in introducing new or improved products and services, require us to enter into royalty or licensing agreements, or cause us to discontinue use of the challenged technology, tradename or service mark at potentially significant expense associated with the marketing of a new name or the development or purchase of replacement technology, all of which could have a material adverse effect on our business, financial condition and results of operations. For a description of the Company's material infringement claims, see Part I--"Business--Proprietary Rights and Technology" of this Form 10-K.

We May Lose Revenue or Incur Additional Costs Because of Failure to Adequately Address the Year 2000 Issue.

  It is possible that a significant portion of our currently installed computer systems, software products, billing systems, telephony platforms, networks, database or other business systems (hereinafter referred to collectively as "Systems"), or those of our customers, vendors or resellers, working either alone or in conjunction with other software or systems, will not accept input of, store, manipulate and output dates for the years 1999, 2000 or thereafter without error or interruption (commonly known as the "Year 2000" problem). We are currently in the process of evaluating our Systems to determine whether or not modifications will be required to prevent problems related to the Year 2000. Although we have not completed our evaluation, we have identified certain of our Systems that will require modification or upgrades to remedy Year 2000 problems. There can be no assurance that we will identify all such Year 2000 problems in our Systems or those of our customers or vendors, including network transmission providers, in advance of their occurrence or that we will be able to successfully remedy any problems that have been or may subsequently be discovered. In addition, we are dependent upon third parties for transmission of its calls and other communications. There can be no assurance that these third party providers will identify and remedy any Year 2000 problems in their transmission facilities. The expenses of our efforts to identify and address such problems, the expenses or liabilities to which we may be subject as a result of such problems, or the failure of third party providers of transmission facilities, could have a material adverse effect on our business, financial condition and results of operations. The financial stability of existing customers may be adversely impacted by Year 2000 problems which could have a material adverse impact on our revenues. In addition, any failure by us to identify and remedy Year 2000 problems could put us at a competitive disadvantage relative to companies that have corrected Year 2000 problems. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Year 2000 Issue."

One or More Adverse Outcomes in Our Pending Litigation Could Have a Material Effect on Our Business.

  In the ordinary course of our business, we are subject to claims and litigation from third parties alleging that our products and services infringe the patents, trademarks and copyrights of such third parties. See "--Risk of Infringement Claims." We have several litigation matters pending not involving infringement claims which we are defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. For a description of the Company's pending material litigation, see "Item 3--Legal Proceedings" of this Form 10-K.

  The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

Our Quarterly Results May Not Always Meet the Expectations of Public Market Analysts and Investors.

  Quarterly revenues are difficult to forecast because the market for our services is rapidly evolving. Our expense levels are based, in part, on our expectations as to future revenues. If revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In such event, the market price of our common stock will likely be materially adversely affected.

  Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

  . the unique nature of strategic relationships into which we may enter in the future;

  . changes in operating expenses resulting from such strategic relationships and other factors;

  .  the continued acceptance of our licensing program;

  .  the financial performance of our licensees and strategic partners;

  .  the timing of new service announcements;

  . market acceptance of new and enhanced versions of our products and services, including Orchestrate(R);

  .  acquisitions;

  .  performance of strategic investments;

  . changes in legislation and regulations that may affect the competitive environment for our communications services; and

  .  general economic and seasonal factors.

  In the future, revenues from our strategic relationships may become an increasingly significant portion of our total revenues. Due to the unique nature of each strategic relationship, these relationships may change the mix of our expenses relative to our revenues.

Software Failures or Errors May Result in Failure of Our Networks and/or Platforms or Loss of Significant Customers.

  The software that we have developed and utilized in providing our services, including the Orchestrate software, may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or platforms, there can be no assurance that errors will not be found in the software after the software goes into use. Any such error may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of customers to use our networks or the cancellation by significant customers of their service with us, any of which could have a material adverse effect on our business. We maintain technology errors and omissions insurance coverage of $35.0 million per policy aggregate. However, there can be no assurance that we will be able to maintain our technology errors and omissions insurance, that such insurance will continue to be available at reasonable prices or will be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.

Interruption in Long Distance Service Could Result in a Loss of Significant Customers and Revenue.

  We do not own a transmission network and, accordingly, depend on MCI WorldCom, AT&T and other facilities-based and non-facilities based carriers for transmission of our customers' long distance calls. These long distance telecommunications services generally are procured pursuant to supply agreements for terms of three to five years, subject to earlier termination in certain events. Certain of these agreements provide for minimum purchase requirements. Further, we are dependent upon LECs or CLECs for call origination and termination. If there is an outage affecting one of our terminating carriers, our platform automatically switches calls to another terminating carrier if capacity is available. We have not experienced significant losses in the past due to interruptions of service at terminating carriers, but no assurance can be made in this regard in the future. Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunication services on favorable terms from long distance carriers and the cooperation of both interexchange and LECs or CLECs in originating and terminating service for our customers in a timely manner. The partial or total loss of the ability to receive or terminate calls would result in a loss of revenues and could lead to a loss of significant customers, which could have a material adverse effect on our business, financial condition or results of operations.

  We lease capacity on the MCI WorldCom backbone to provide connectivity and data transmission within our private data network. The telecommunication agreement expires in September 2000. Our hub equipment is co-located at various MCI WorldCom sites pursuant to co-location agreements that are terminable by either party upon 30 days written notice. Our ability to maintain network connectivity is dependent upon our access to transmission facilities provided by MCI WorldCom or an alternative provider. We have no assurance that we will be able to continue our relationship with MCI WorldCom beyond the terms of our current agreements with MCI WorldCom or that we will be able to find an alternative provider on terms as favorable as those offered by MCI WorldCom or on any other terms. If we were required to relocate our hub equipment or change our network transmission provider, we could experience shutdowns in our service and increase costs which could have a material adverse effect on our customer relationships and customer retention and, therefore, our business, financial condition and results of operations.

Any Significant Difficulty Obtaining Voice Messaging Equipment From Suppliers Could Adversely Effect Our Business.

  We do not manufacture voice messaging equipment used at our voice messaging service centers, and such equipment is currently available from a limited number of sources. Although we have not historically experienced any significant difficulty in obtaining equipment required for our operations and believe that viable alternative suppliers exist, no assurance can be given that shortages will not arise in the future or that alternative suppliers will be available. Our inability to obtain voice messaging equipment could result in delays or reduced delivery of messages which would materially and adversely affect our business, financial condition and results of operations. In addition, technological advances may result in the development of new voice messaging equipment and changing industry standards and there can be no assurance that our voice messaging equipment will not become obsolete. Such events would require us to invest significant capital in upgrading or replacing our voice messaging equipment and could have a material adverse effect on our business, financial condition and results of operations.

Various Regulatory Factors Affect Our Financial Performance and Our Ability to Compete.

  Our operating subsidiaries that provide regulated long distance telecommunications services are subject to regulation by the FCC and by various state public service and public utility commissions ("PUCs"), and are otherwise affected by regulatory decisions, trends and policies made by these agencies. FCC rules currently require interexchange carriers to permit resale of their transmission services. FCC rules also require LECs to provide all interexchange carriers with equal access to local exchange facilities for purposes of origination and termination of long distance calls. If either or both of these requirements were eliminated, we could be adversely affected. Moreover, the underlying carriers that provide services to our operating subsidiaries or that originate or terminate the operating subsidiaries' traffic may increase rates or experience disruptions in service due to factors outside our control, which could cause the operating subsidiaries to experience increases in rates for telecommunications services or disruptions in transmitting their subscribers' long distance calls.

  PCI has made the requisite filings with the FCC to provide interstate and international long distance services.

  In order to provide intrastate long distance service, PCI generally is required to obtain certification from state PUCs, to register with such state PUCs or to be found exempt from registration by such state PUCs. PCI has either filed the applications necessary to provide intrastate long distance telecommunications services throughout the United States or is in the process of filing such applications. To date, PCI is authorized to provide long distance telecommunications services in 46 states and in the District of Columbia and is seeking authorization to provide long distance telecommunications services in four states. With the exception of three states, Colorado, Michigan and Arizona, in which PCI's applications to provide operator service (i.e., "0+") are pending, PCI is authorized to provide operator service in each state where PCI provides long distance telecommunications service. In addition, as a condition of providing intrastate long distance services, PCI generally is required to comply with PUC tariffing requirements, reporting obligations and regulatory assessments, and to submit to PUC jurisdiction over complaints, transfers of control and certain financing transactions. PCI uses reasonable efforts to ensure that its operations comply with these regulatory requirements. However, there can be no assurance that PCI is currently in compliance with all PUC regulatory requirements. Further PCI's facilities do not prevent subscribers from using the facilities to make long distance calls in any state, including states in which PCI currently is not authorized to provide intrastate telecommunications services and operator services. There can be no assurance that PCI's provision of long distance telecommunications and operator services in states where it is not in compliance with PUC requirements will not have a material adverse effect on our business, financial condition and results of operations.

  The 1996 Act is intended to increase competition in the long distance and local telecommunications markets. The 1996 Act opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent LECs, including the RBOCs. The 1996 Act allows RBOCs to provide long distance service outside of their local service territories but bars them from immediately offering in-region interLATA long distance services until certain conditions are satisfied. An RBOC must apply to the FCC to provide in-region interLATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that RBOCs open their own local markets to competition before the FCC will approve such application. Further, while the FCC has final authority to grant or deny such RBOC application, the FCC must consult with the Department of Justice to determine if, among other things, the entry of the RBOC would be in the public interest, and with the relevant state to determine if the pro-competitive criteria have been satisfied. While the FCC has yet to grant any RBOC interLATA application, we are unable to determine how the FCC will rule on any such applications in the future.

  In response to a constitutional challenge filed by SBC Communications Inc., the United States District Court for the Northern District of Texas found the 1996 Act's restrictions on RBOC interLATA services to be an unconstitutional bill of attainder, but stayed the effect of its decision pending further appeal. As a result of the 1996 Act and if the in-region interLATA restrictions are ultimately struck down, we may experience increased competition from others, including the RBOCs. In addition, our operating subsidiaries may be subject to additional regulatory requirements and fees, including universal service assessments and payphone compensation surcharges resulting from the implementation of the 1996 Act.

  In conducting its business, we are subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Board of Governors of the Federal Reserve System (the "Federal Reserve"). Congress has held hearings regarding, and various agencies are considering, whether to regulate providers of services and transactions in the electronic commerce market. For example, the Federal Reserve completed a study, directed by Congress, regarding the propriety of applying Regulation E to stored value cards. The Department of Treasury has promulgated proposed rules applying record keeping, reporting and other requirements to a wide variety of entities involved in electronic commerce. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, such laws, rules and regulations could be imposed on our business and industry and could have a material adverse effect on our business, financial condition and results of operations. Our proposed international activities also will be subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation.

Our Expansion Into International Markets May Not Be Successful

  A key component of our strategy is our planned expansion into international markets. If international revenues are not adequate to offset the expense of establishing and maintaining these international operations, it could have a material adverse effect on our business, financial condition and results of operations.

  We operate Voice and Data Messaging service centers in Canada, Australia, New Zealand and Puerto Rico. New Voice and Data Messaging service centers have recently been established in the United Kingdom, Germany, Italy, Japan, Hong Kong and South Korea. In addition, Conferencing operations were recently established in Canada. We also plan to establish Conferencing operations or capability in the United Kingdom, Germany, France, Singapore, Australia and Hong Kong.

  While our Document Distribution subsidiary has significant international experience, we only have limited experience in marketing and distributing our Voice and Data Messaging and Conferencing services internationally. There can be no assurance that we will be able to successfully:

  .  establish the proposed Conferencing operations or capabilities, or

  . market, sell and deliver our Voice and Data Messaging and Conferencing services in the new international markets.

There Are Certain Risks Inherent to International Operations.

  In addition to the uncertainty as to our ability to expand our international presence, there are certain difficulties and risks inherent in doing business on an international level, such as burdensome regulatory requirements and unexpected changes in these requirements, export restrictions, export controls relating to technology, tariffs and other trade barriers, difficulties in staffing and managing international operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences.

  We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future. In connection with one acquisition we borrowed funds denominated in the local currency. We have not experienced any material losses from fluctuations in currency exchange rates, but there can be no assurance that we will not incur material losses due to currency exchange rate fluctuations in the future.

We Rely on International Operations for Significant Revenues From Enhanced Document Distribution Services

  A significant portion of our Document Distribution business is conducted outside the United States and a significant portion of our revenues and expenses from that business are derived in foreign currencies. Accordingly, the results of operations from our Document Distribution business may be materially affected by fluctuations in foreign currencies. Many aspects of our international operations and business expansion plans are subject to foreign government regulations, currency fluctuations, political uncertainties and differences in business practices. There can be no assurance that foreign governments will not adopt regulations or take other actions that would have a direct or indirect adverse impact on the business or market opportunities of our Document Distribution business within such governments' countries, including increased tariffs. Furthermore, there can be no assurance that the political, cultural and economic climate outside the United States will be favorable to our operations and growth strategy.

We May Not Be Able to Expand Our Document Distribution Services.

  We intend to accelerate growth of our Document Distribution services throughout the world by expansion of our proprietary private world-wide document distribution network (the "Document Distribution Network"), the integration of that network with our private frame relay network and computer telephony platforms and the acquisition of entities engaged in the business of electronic document distribution services. There can be no assurance that we will be able to expand our ability to provide electronic document services at a rate or in a manner satisfactory to meet the demands of existing or future customers, including, but not limited to, increasing the capacity of the Document Distribution Network to process increasing amounts of document traffic, integrating and increasing the capability of the Document Distribution network to perform tasks required by our customers or identifying and establishing alliances with new partners in order to enable us to expand our network in new geographic regions. Such inability may adversely affect customer relationships and perceptions of our business in the markets in which we provide services, which could have a material adverse effect on our business, financial condition and results of operations. In addition, such growth will involve substantial investments of capital, management and other resources. There can be no assurance that we will generate sufficient cash for future growth of our Document Distribution business through earnings or external financings, or that such external financings will be available on terms acceptable to us or that we will be able to employ any such resources in a manner that will result in accelerated growth.

Returned Transactions or Thefts of Services Could Adversely Effect Our
Business.

  Although we believe that our risk management and bad debt reserve practices are adequate, there can be no assurance that our risk management practices, including our internal controls, or reserves will be sufficient to protect us from unauthorized or returned transactions or thefts of services which could have a material adverse effect on our business, financial condition and results of operations. We use two principal financial payment clearance systems in connection with our Enhanced Calling Services: the Federal Reserve's Automated Clearing House for electronic fund transfers; and the national credit card systems for electronic credit card settlement. In our use of these established payment clearance systems, we generally bear credit risks similar to those normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. From time to time, persons have gained unauthorized access to our network and obtained services without rendering payment to us by unlawfully using the access numbers and Personal Identification Numbers ("PINs") of authorized users. In addition, in connection with our wholesale prepaid telephone card relationships, we have experienced unauthorized activation of prepaid telephone cards. No assurance can be given that losses due to unauthorized use of access numbers and PINs, unauthorized activation of prepaid calling cards or activation of prepaid calling cards in excess of the prepaid amount, or theft of prepaid calling cards will not be material. We attempt to manage these risks through our internal controls and proprietary billing systems. Our computer telephony platform is designed to prohibit a single access number and PIN from establishing multiple simultaneous connections to the platform, and generally we establish preset spending limits for each subscriber. We also maintain reserves for such risks. Past experience in estimating and establishing reserves and our historical losses are not necessarily accurate indicators of future losses or the adequacy of the reserves we may establish in the future.

Our Articles of Incorporation and Bylaws and Georgia Law May Inhibit a
Takeover.

  Our Board of Directors is empowered to issue preferred stock without shareholder action. The existence of this "blank-check" preferred could render more difficult or discourage an attempt to obtain control of the Company by means of a tender offer, merger, proxy contest or otherwise. Our Articles of Incorporation, as amended, divide the Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. One class will be elected each year. The classification of the Board of Directors could have the effect of making it more difficult for a third party to acquire control of us. We are also subject to certain provisions of the Georgia Business Corporation Code which relate to business combinations with interested shareholders. In addition to considering the effects of any action on us and our shareholders, our Articles of Incorporation permit our Board of Directors and the committees and individual members thereof to consider the interests of various constituencies, including employees, customers, suppliers, and creditors, communities in which we maintain offices or operations, and other factors which such directors deem pertinent, in carrying out and discharging the duties and responsibilities of such positions and in determining what is believed to be our best interests.

  On June 23, 1998, our Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of common stock. The dividend was paid on July 6, 1998, to the shareholders of record on that date. Each Right entitles the registered holder to purchase one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), at a price of sixty dollars ($60.00) per one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, as the same may be amended from time to time, dated as of June 23, 1998, between us and SunTrust Bank, Atlanta, as rights agent. The Rights may have certain anti-takeover effects. The Rights will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. However, the Rights should not interfere with any merger, statutory share exchange or other business combination approved by the Board of Directors since the Rights may be terminated by the Board of Directors at any time on or prior to the close of business ten business days after announcement by us that a person has become an acquiring person, as such term is defined in the Shareholder Protection Rights Agreement. Thus, the Rights are intended to encourage persons who may seek to acquire control of us to initiate such an acquisition through negotiations with the Board of Directors. However, the effect of the Rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company is exposed to market risk form changes in interest rates and foreign currency exchange rates. The Company manages it exposure to these market risks through its regular operating and financing activities. Derivative instruments are not currently used and, if utilized, are employed as risk management tools and not for trading purposes.

  At December 31, 1998, no derivative financial instruments were outstanding to hedge interest rate risk. The interest rates on the Company's borrowings under its credit facility are based on either the lender's Prime Rate or LIBOR. Any changes in these rates would affect the rate at which the Company could borrow funds under the Bank Credit Facility. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at December 31, 1998, fixed rate convertible subordinated notes outstanding at December 31, 1998, by $7.2 million. A hypothetical 10% increase in interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by $1.1 million in 1999.

  Approximately 22.2% of the Company's sales and 15.2% of its operating costs and expenses were transacted in foreign currencies in 1998. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. Historically, the Company's principal exposure have been related to local currency operating costs and expenses in the United Kingdom and local currency sales in Europe (principally the United Kingdom and Germany). The company has not used derivative to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at December 31, 1998. To minimize the impact of changes in exchange rates, the Company borrows from time to time in British Pounds under its credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Premiere Technologies, Inc. and Subsidiaries Index to Consolidated Financial
                                   Statements

Report of Independent Public Accountants..................................  48
Consolidated Balance Sheets, December 31, 1998 and 1997...................  49
Consolidated Statements of Operations, Three Years Ended December 31,
 1998.....................................................................  50
Consolidated Statements of Shareholders' Equity (Deficit), Three Years
 Ended December 31, 1998..................................................  51
Consolidated Statements of Cash Flows, Three Years Ended December 31,
 1998.....................................................................  52
Notes to Consolidated Financial Statements................................  53

                                     47--1

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Premiere Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of PREMIERE TECHNOLOGIES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Premiere Technologies, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.

                                              ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 15, 1999

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 AND 1997
                       (in thousands, except share data)

                                                              1998      1997
                                                            --------  --------
                            ASSETS
CURRENT ASSETS

  Cash and equivalents..................................... $ 19,226  $ 21,770
  Marketable securities....................................   20,769   154,569
  Accounts receivable (less allowances of $9,437 and
   $3,303, respectively)...................................   55,660    20,719
  Prepaid expenses and other...............................   10,551     6,941
  Deferred income taxes, net...............................   20,977    25,715
                                                            --------  --------
   Total current assets....................................  127,183   229,714

PROPERTY AND EQUIPMENT, NET................................  134,700    63,577

OTHER ASSETS

  Deferred income taxes, net...............................       --     3,963
  Strategic alliances and investments, net.................   28,510    51,895
  Intangibles, net.........................................  492,185    20,756
  Other assets.............................................   20,173    11,203
                                                            --------  --------
                                                            $802,751  $381,108
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable......................................... $ 24,270  $ 30,704
  Deferred revenue.........................................    1,877     7,139
  Accrued taxes............................................   16,279     9,745
  Accrued liabilities......................................   46,940    20,192
  Revolving loan...........................................  118,082        --
  Current maturities of long-term debt.....................    1,412     2,849
  Current portion of capital lease obligations.............    1,958     3,058
  Accrued restructuring and other special charges..........    7,545    19,845
                                                            --------  --------
   Total current liabilities...............................  218,363    93,532
                                                            --------  --------

LONG-TERM LIABILITIES

  Convertible subordinated notes...........................  172,500   172,500
  Long-term debt...........................................    4,191       854
  Obligations under capital lease..........................    1,530     2,437
  Other accrued liabilities................................    1,111    10,971
  Deferred income taxes, net...............................    4,162        --
                                                            --------  --------
   Total long-term liabilities.............................  183,494   186,762
                                                            --------  --------

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY

  Common stock, $.01 par value; 150,000,000 shares
   authorized, 46,894,148 and 34,100,018 shares issued in
   1998 and 1997, respectively, and 45,797,148 and
   34,100,018 shares outstanding in 1998 and 1997,
   respectively............................................      469       341
  Additional paid-in capital...............................  562,106   180,084
  Treasury stock, at cost..................................   (9,133)       --
  Note receivable, shareholder.............................     (973)     (973)
  Cumulative translation adjustment........................    1,269        --
  Accumulated deficit...................................... (152,844)  (78,638)
                                                            --------  --------
   Total shareholders' equity..............................  400,894   100,814
                                                            --------  --------
                                                            $802,751  $381,108
                                                            ========  ========

  Accompanying notes are integral to these consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1997 and 1996
                     (in thousands, except per share data)

                                                    1998      1997      1996
                                                  --------  --------  --------
Revenues......................................... $444,818  $229,352  $197,474
Cost Of Services.................................  135,036    63,974    55,601
                                                  --------  --------  --------
Gross Profit.....................................  309,782   165,378   141,873
                                                  --------  --------  --------

Operating Expenses
 Selling, general and administrative.............  241,699   101,308   108,603
 Depreciation and amortization...................  110,049    17,074    14,184
 Restructuring, merger costs and other special
  charges........................................   15,616    73,597       --
 Acquired research and development...............   15,500       --     11,030
 Accrued settlement costs........................    1,500     1,500     1,250
                                                  --------  --------  --------
  Total operating expenses.......................  384,364   193,479   135,067
                                                  --------  --------  --------
Operating Income (Loss)..........................  (74,582)  (28,101)    6,806

Other Income (Expense)
 Interest, net...................................  (14,664)     (912)   (1,690)
 Other, net......................................      286       226      (286)
                                                  --------  --------  --------
  Total other expense............................  (14,378)     (686)   (1,976)
                                                  --------  --------  --------
Income (Loss) Before Income Taxes................  (88,960)  (28,787)    4,830
Income Tax Provision (Benefit)...................  (14,754)   (3,412)    1,372
                                                  --------  --------  --------
Net Income (Loss)................................ $(74,206) $(25,375) $  3,458
                                                  ========  ========  ========
Basic Net Income (Loss) Per Share................ $  (1.67) $  (0.78) $   0.12
                                                  ========  ========  ========
Diluted Net Income (Loss) Per Share.............. $  (1.67) $  (0.78) $   0.11
                                                  ========  ========  ========


  Accompanying notes are integral to these consolidated financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 Years Ended December 31, 1998, 1997 and 1996
                                (in thousands)

                  Series A
                  (Formerly
                   Series
                    1994)    Common Additional     Stock        Note                  Stock                Cumulative
                  Preferred  Stock   Paid-In   Subscriptions Receivable  Treasury   Warrants   Accumulated Translation
                    Stock    Issued  Capital    Receivable   Shareholder  Stock    Outstanding   Deficit   Adjustment
                  ---------  ------ ---------- ------------- ----------- --------  ----------- ----------- -----------
BALANCE,
December 31,
1995............  $  3,907    $198   $ 29,146     $(2,437)      $  --    $    --      $ 244     $ (42,697)   $   --
Comprehensive
Income:
Net income......        --      --         --          --          --         --         --         3,458        --
                  --------    ----   --------     -------       -----    -------      -----     ---------    ------
Comprehensive
income..........        --      --         --          --          --         --         --            --        --
                  --------    ----   --------     -------       -----    -------      -----     ---------    ------
Conversion of
Series A
Preferred
Stock...........    (3,907)     31      3,876          --          --         --         --            --        --
Conversion of
 stock
 warrants.......        --       6        238          --          --         --       (244)           --        --
Payment of
subscriptions
receivable......        --      --         --       2,437          --         --         --            --        --
Issuance of
common stock:
Initial public
offering........        --      46     74,571          --          --         --         --            --        --
Acquisition
(TeleT).........        --       5      7,495          --          --         --         --            --        --
Strategic
investment (MCI
WorldCom).......        --      21     25,174          --          --         --         --            --        --
Exercise of
stock options...        --       9        308          --          --         --         --            --        --
Income tax
benefit from
exercise of
stock options...        --      --      6,886          --          --         --         --            --        --
Other equity
transactions,
primarily
S-corporation
distributions...        --      --       (665)         --          --         --         --        (3,573)       --
                  --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE,
December 31,
1996............  $     --    $316   $147,029     $    --       $  --    $    --      $  --     $ (42,812)   $   --
Comprehensive
Loss:
Net loss........        --      --         --          --          --         --         --       (25,375)       --
                  --------    ----   --------     -------       -----    -------      -----     ---------    ------
Comprehensive
income..........        --      --         --          --          --         --         --            --        --
                  --------    ----   --------     -------       -----    -------      -----     ---------    ------
Payment of debt
in common stock
(Voice-Tel
Acquisitions)...        --       5     11,577          --          --         --         --            --        --
Issuance of
common stock:
Voice-Tel
Acquisitions....        --       2        789          --          --         --         --            --        --
Exercise of
stock options...        --      18      4,692          --          --         --         --            --        --
Income tax
benefit from
exercise of
stock options...        --      --     15,262          --          --         --         --            --        --
Issuance of
shareholder note
receivable......        --      --         --          --        (973)        --         --            --        --
Recapitalization
of S-corporation
accumulated
earnings........        --      --        735          --          --         --         --          (735)       --
Other equity
transactions,
primarily
S-corporation
distributions...        --      --         --          --          --         --         --        (9,716)       --
                  --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE,
December 31,
1997............  $     --    $341   $180,084     $    --       $(973)   $    --      $  --     $ (78,638)   $   --
Comprehensive
Loss:
Net loss........        --      --         --          --          --         --         --       (74,206)       --
Translation
 adjustments....        --      --         --          --          --         --         --            --     1,269
Comprehensive
 loss...........        --      --         --          --          --         --         --            --        --
Treasury stock
 purchase.......        --      --         --          --          --     (9,133)        --            --        --
Issuance of
 common stock:
Xpedite
 Acquisition....        --     110    345,009          --          --         --         --            --        --
ATS
 Acquisition....        --       7     23,527          --          --         --         --            --        --
Exercise of
 stock
 options........        --      11      7,318          --          --         --         --            --        --
Income tax
benefit from
exercise of
stock options...        --      --      6,168          --          --         --         --            --        --
                  --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE,
 December 31,
 1998...........  $     --    $469   $562,106     $    --       $(973)   $(9,133)     $  --     $(152,884)   $1,269
                  ========    ====   ========     =======       =====    =======      =====     =========    ======
                      Total
                  Shareholders'
                     Equity
                    (Deficit)
                  -------------
BALANCE,
December 31,
1995............    $(11,639)
Comprehensive
Income:
Net income......       3,458
                  -------------
Comprehensive
income..........       3,458
                  -------------
Conversion of
Series A
Preferred
Stock...........          --
Conversion of
 stock
 warrants.......          --
Payment of
subscriptions
receivable......       2,437
Issuance of
common stock:
Initial public
offering........      74,617
Acquisition
(TeleT).........       7,500
Strategic
investment (MCI
WorldCom).......      25,195
Exercise of
stock options...         317
Income tax
benefit from
exercise of
stock options...       6,886
Other equity
transactions,
primarily
S-corporation
distributions...      (4,238)
                  -------------
BALANCE,
December 31,
1996............    $104,533
Comprehensive
Loss:
Net loss........     (25,375)
                  -------------
Comprehensive
income..........     (25,375)
                  -------------
Payment of debt
in common stock
(Voice-Tel
Acquisitions)...      11,582
Issuance of
common stock:
Voice-Tel
Acquisitions....         791
Exercise of
stock options...       4,710
Income tax
benefit from
exercise of
stock options...      15,262
Issuance of
shareholder note
receivable......       (973)
Recapitalization
of S-corporation
accumulated
earnings........
Other equity
transactions,
primarily
S-corporation
distributions...      (9,716)
                  -------------
BALANCE,
December 31,
1997............    $100,814
Comprehensive
Loss:
Net loss........     (74,206)
Translation
 adjustments....       1,269
Comprehensive
 loss...........     (72,937)
Treasury stock
 purchase.......      (9,133)
Issuance of
 common stock:
Xpedite
 Acquisition....     345,119
ATS
 Acquisition....      23,534
Exercise of
 stock
 options........       7,329
Income tax
benefit from
exercise of
stock options...       6,168
                  -------------
BALANCE,
 December 31,
 1998...........    $400,894
                  =============

  Accompanying notes are integral to these consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                   1998      1997       1996
                                                 --------  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss).............................. $(74,206) $(25,375)  $  3,458
 Adjustments to reconcile net income (loss) to
  net cash provided by operating activities
  (excluding effects of acquisitions):
  Depreciation and amortization.................  110,049    17,074     14,184
  Gain on disposal of property and equipment....       13        --         --
  Deferred income taxes.........................  (20,044)   (4,902)    (2,515)
  Restructuring, merger costs and other special
   charges......................................   15,616    73,597         --
  Acquired research and development.............   15,500        --     11,030
  Accrued settlement costs......................    1,500     1,500      1,250
  Payments for restructuring, merger costs and
   other special charges........................  (21,200)  (30,586)        --
  Payments for accrued settlement costs.........   (1,291)       --         --
  Changes in assets and liabilities:
   Accounts receivable, net.....................    4,281    (6,467)   (1,668)
   Prepaid expenses and other...................    6,067      (433)    (2,525)
   Accounts payable and accrued expenses........  (14,037)    2,751     13,675
                                                 --------  --------   --------
    Total adjustments...........................   96,454    52,534     33,431
                                                 --------  --------   --------
    Net cash provided by operating activities...   22,248    27,159     36,889
                                                 --------  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures...........................  (61,335)  (33,387)   (21,905)
 Proceeds from disposal of property and
  equipment.....................................      569        --         --
 Redemption (purchase) of marketable securities,
  net...........................................  133,796   (86,669)   (67,182)
 Acquisitions...................................  (43,644)  (16,198)    (2,870)
 Strategic alliances and investments............   (8,259)  (23,801)    (4,777)
 Other..........................................      165        --        622
                                                 --------  --------   --------
    Net cash provided by (used in) investing
     activities.................................   21,292  (160,055)   (96,112)
                                                 --------  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments under borrowing
  arrangements, net.............................  (29,848)  (29,469)    (9,547)
 Purchase of common stock.......................   (9,133)       --         --
 Proceeds from convertible subordinated notes...       --   172,500         --
 Debt issue costs...............................   (1,285)   (6,028)        --
 Shareholder distributions, primarily S-
  corporation distributions.....................       --    (9,360)    (3,550)
 Exercise of stock options, net of tax
  withholding payments..........................   (5,530)   13,823        317
 Issuance of shareholder note receivable........       --      (973)        --
 Net proceeds from initial public offering......       --        --     74,617
 Payment of stock subscriptions receivable......       --        --      2,437
 Issuance of debt...............................       --        --      3,985
 Other..........................................     (319)   (1,763)    (1,343)
                                                 --------  --------   --------
Net cash (used in) provided by financing
 activities.....................................  (46,115)  138,730     66,916
                                                 --------  --------   --------
Effect of exchange rate changes on cash.........       31        --         --
                                                 --------  --------   --------
NET (DECREASE) INCREASE IN CASH AND
 EQUIVALENTS....................................   (2,544)    5,834      7,693
CASH AND EQUIVALENTS, beginning of period.......   21,770    15,936      8,243
                                                 --------  --------   --------
CASH AND EQUIVALENTS, end of period............. $ 19,226  $ 21,770   $ 15,936
                                                 ========  ========   ========

  Accompanying notes are integral to these consolidated financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

  Premiere Technologies, Inc. and subsidiaries ("Premiere" or the "Company"), a Georgia corporation, began operations in 1991 and went public in March 1996. The Company provides an array of innovative solutions designed to simplify everyday communications of business and individuals. Premiere's services include voice and data messaging, electronic document distribution, full service conference calling services, enhanced calling services and Internet-based communications services. Through a series of acquisitions that began in September 1996, Premiere has assembled a suite of communications solutions, an international private data network, a global direct sales force and an international facilities presence consisting of points of presence in North America, Australia, Asia and Europe. These acquisitions are more fully described under Note 4 "Acquisitions", which follows.

2. SIGNIFICANT ACCOUNTING POLICIES

Restatement

  In February 1999, Premiere announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission, Premiere is required to discontinue accounting for its acquisition of Xpedite as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. The Office of the Chief Accountant determined that Premiere's post merger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements. No questions were raised regarding the propriety of the original accounting of the merger with Xpedite.

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

Principles of Consolidation

  The financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Equivalents

  Cash and equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less.

Marketable Securities

  The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a reevaluation of such designation as of each balance sheet date. At December 31, 1998 and 1997, investments consisted of commercial paper, United States Treasury bills, municipal bonds, coupon municipals, auction rate preferred investments with various maturities and equity instruments. Management considers all debt instruments as "held to maturity" and all equity instruments as "available for sale." Debt instruments are carried at cost, and equity instruments are carried at the lower of cost or market. As cost approximates market, there were no unrealized gains or losses at December 31, 1998 or 1997.

Property and Equipment

  Property and equipment are recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are ten years for furniture and fixtures, seven years for office equipment and one to ten years for computer and telecommunications equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease. The Company has capitalized costs related to the development of proprietary software utilized to provide enhanced communications services. All costs in the software development process that are classified as research and development are expensed as incurred until technological feasibility has been established. Once technological feasibility has been established, such costs are considered for capitalization. The

                                     53--1

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Company's policy is to amortize these costs by the greater of (a) the ratio that current gross revenues for a service offering bear to the total of current and anticipated future gross revenues for that service offering or (b) the straight-line method over the remaining estimated life of the service offering.

Goodwill

  Goodwill represents excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and has historically been amortized using the straight line method over various lives up to 40 years. In the fourth quarter of 1998 the Company shortened the life of all remaining goodwill to seven years to better reflect rapidly changing technology and increased competition in the enhanced telecommunications marketplace.

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

Strategic Alliances and Investments

  The Company has entered into alliances with and made investments in various companies that are engaged in telecommunications and emerging technologies that are complementary with the Company's core businesses and which further the Company's strategic plan. These alliances and investments involve outsourcing initiatives, equity investments and innovative marketing programs. Each of the equity investments represent less than a twenty percent ownership interest and are carried at cost. Intangible assets representing strategic alliances are amortized over the term of the arrangement and such investments are carried net of accumulated amortization. See Note 6--"Strategic Alliances and Investments."

Stock-Based Compensation Plans

  The Company recognizes stock based compensation using the intrinsic value method as permitted by SFAS No. 123. Accordingly, no compensation expense is recorded for stock based awards issued at market value at the date such awards are granted. The Company makes pro forma disclosures of net income and net income per share as if the market value method was followed. See Note 12-- "Stock Based Compensation Plans."

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

Net Income (Loss) Per Share

  The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic net income (loss) per share and diluted net income (loss) per share. Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes and stock options are potentially dilutive securities. In 1998 and 1997, both potentially dilutive securities were antidilutive and therefore are not included in diluted net income (loss) per share. A reconciliation of basic net income (loss) per share to diluted net income
(loss) per share follows:

                                                  For the Years Ended December 31
                         -----------------------------------------------------------------------------------
                                    1998                         1997                        1996
                         ---------------------------- ---------------------------- -------------------------
                                   Weighted                     Weighted    Net           Weighted    Net
                                   Average  Net Loss            Average   Income    Net   Average   Income
                         Net Loss   Shares  Per Share Net Loss   Shares  Per Share Income  Shares  Per Share
                         --------  -------- --------- --------  -------- --------- ------ -------- ---------
                                               (in thousands, except per share data)
Net income (loss)....... $(74,206)     --    $  --    $(25,375)     --    $  --    $3,458     --     $ --
Less: Preferred stock
 dividends..............      --       --       --         --       --       --        29     --       --
                         --------   ------   ------   --------   ------   ------   ------  ------    -----
Basic net income
 (loss)................. $(74,206)  44,325   $(1.67)  $(25,375)  32,443   $(0.78)  $3,429  27,670    $0.12
Dilutive Securities
 Stock options..........      --       --       --         --       --       --       --    3,618     0.01
Series A convertible
 redeemable 8%
 cumulative preferred
 stock..................      --       --       --         --       --       --       --      --       --
                         --------   ------   ------   --------   ------   ------   ------  ------    -----
Diluted net income
 (loss)................. $(74,206)  44,325   $(1.67)  $(25,375)  32,443   $(0.78)  $3,429  31,288    $0.11
                         ========   ======   ======   ========   ======   ======   ======  ======    =====

Concentration of Credit Risk

  Revenues from one customer in the Emerging Enterprise Solutions segment of the Company represented approximately $41.9 million, $49.9 million and $46.8 million of the Company's consolidated revenues for 1998, 1997 and 1996, respectively.

Foreign Currency Translation

  The assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of stockholders equity.

Treasury Stock

  Treasury stock transactions are recorded at cost. When treasury shares are reissued, the company uses a first-in, first-out method and the excess of purchase cost over reissuance price, if any, is recorded in retained earnings.

Comprehensive Income

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the year ended December 31, 1998, total comprehensive loss was approximately $(72.9) million. For the years ended December 31, 1997 and 1996, total comprehensive income (loss) approximates net income (loss).

New Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its financial position upon adoption of SFAS No. 133.

  "Statement of Position "SOP" 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than Premiere's 1999 fiscal year. Also, in June 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined to be expensed as incurred. The Company expects no material impact to its financial position upon adoption of SOP 98-1 or SOP 98-5.

Reclassifications

  Certain prior year amounts in the Company's financial statements have been reclassified to conform to the 1998 presentation.

                                     55--1

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

3. RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

  In 1998, Premiere recorded restructuring, merger costs and other special charges of approximately $15.6 million. Such costs consist of write-downs of two strategic investments associated with its Emerging Enterprise Solution group in 1998 totaling approximately $17.8 million offset in part by a net reduction in accrued restructuring, merger costs and other special charges of approximately $2.2 million discussed below. Approximately $13.9 million of the $17.8 million writedown relates to a write-down in the carrying value of the MCI WorldCom strategic alliance intangible asset. This charge was required based upon management's assessment regarding recoverability of this asset given current events and circumstances and guidelines mandated by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The fair market value of this asset was computed using the estimated future cash flows expected to be derived under this arrangement discounted at an appropriate rate. The Company reevalulated the carrying value and remaining life of the MCI WorldCom strategic alliance in light of the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. The remaining write-down reflects a charge of approximately $3.9 million to reduce the carrying value of Premiere's investment in certain equity securities of DigiTEC 2000 to their fair market value. This charge resulted from management's assessment that the decline in value of these securities was not temporary. The fair market value of this investment used to determine the impairment charge was based on quoted market prices.

  The $2.2 million net reduction of accrued restructuring, merger costs and other special charges includes a charge of approximately $7.5 million in the first quarter of 1998 to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of approximately 122 employees. These actions result from management's plans to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company is currently generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase allocation of Xpedite. These costs were offset by adjustments in the reserve balance in the fourth quarter of 1998 which reduced such reserves by approximately $9.7 million. The net reduction in reserves was necessary to eliminate remaining accruals for programs that have been completed at lower cost than anticipated and to reflect subsequent changes to management's restructuring plans.

  In 1997, Premiere recorded restructuring, merger costs and other special charges of approximately $73.6 million in connection with its mergers of VoiceCom and Voice-Tel. In connection with the VoiceCom acquisition, the Company recorded restructuring, merger costs and other special charges of approximately $28.2 million in the third quarter of 1997. Such amounts consist of transaction costs, asset impairments, costs to terminate or restructure certain contractual obligations and other costs. Transaction costs associated with the VoiceCom acquisition were expensed as required by the pooling-of-interests method of accounting. Other restructuring and special charges recorded in the third quarter result principally from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative product offerings and terminating or restructuring certain contractual obligations. The Company recorded

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES approximately $45.4 million of restructuring, merger costs and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities.

  Reserves for restructuring, merger costs and other special costs and charges against operations for the year ended December 31, 1998 are as follows (in thousands):

                                            Charges (Credits) to
                                                 Operations
                                        -----------------------------
                          Accrued Costs  First      Net               Accrued Costs
                          December 31,  Quarter  reduction    Costs   December 31,
                              1997      Charge  in reserves Incurred      1998
                          ------------- ------- ----------- --------- -------------
Severance...............     $ 6,201    $1,778    $ 1,567   $ (4,709)    $ 4,837
Asset impairments.......      10,831       707     (3,668)    (3,148)      4,722
Restructure or terminate
 contractual
 obligations............      13,354       390     (8,718)    (4,609)        417
Transaction costs.......       4,940       833       (864)    (4,909)        --
Other costs, primarily
 to exit facilities and
 certain activities.....       3,788     3,837      1,976     (7,310)      2,291
                             -------    ------    -------   ---------    -------
                             $39,114    $7,545    $(9,707)  $(24,685)    $12,267
                             =======    ======    =======   =========    =======

4. ACQUISITIONS

American Teleconferencing Services, Ltd. Acquisition

  In April 1998, the Company purchased all of the issued and outstanding common stock of American Teleconferencing Services ("ATS"), a provider of full service conference calling and group communication services. The shareholders of ATS received an aggregate of approximately 678,500 shares of Premiere common stock and cash consideration of approximately $21 million. Excess purchase price over fair value of net assets acquired of approximately $47 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years. This transaction has been accounted for as a purchase. Approximately 33,500 shares of Premiere common stock and cash consideration of $1.04 million were placed in escrow to secure indemnification claims.

Xpedite Systems, Inc. Acquisition

  On February 27, 1998, Premiere acquired Xpedite Systems, Inc. ("Xpedite") , a worldwide leader in the enhanced document distribution business including fax, e-mail, telex and mailgram services. Premiere issued approximately 11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated based on an independent appraisal as follows:

   Operating and other tangible assets................................ $ 90,035
   Customer lists.....................................................   35,700
   Developed technology...............................................   34,300
   Acquired research and development..................................   15,500
   Assembled workforce................................................    7,500
   Goodwill...........................................................  384,701
   Assets acquired....................................................  567,736
                                                                       --------
   Less liabilities assumed...........................................  203,487
                                                                       --------
                                                                       $364,249
                                                                       ========

  The valuation of intangible assets and acquired research ad development were based upon an independent appraisal. Acquired research and development costs represents the value assigned to research and development projects in the development stage which had not reached technological feasibility at the date of acquisition or had no alternative future use. These costs were expensed at the date of acquisition.

  The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor are anticipated beginning in 1999 and discount rate of 25% was used.

International Acquisitions

  During the second quarter of 1998, the Company acquired two electronic document distribution companies located in Germany and Singapore. The aggregate purchase price of these acquisitions approximates $18 million in cash and liabilities assumed. Both of the acquisitions were accounted for as purchases. Excess purchase price over fair value of net assets acquired of approximately $13 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years.

                                     57--1

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

VoiceCom Acquisition

  During the third quarter of 1997, the Company acquired VoiceCom, a provider of 800-based enhanced calling and voice messaging services, through the issuance of approximately 446,000 shares of its common stock. This transaction was accounted for as a pooling-of-interests, and the Company's financial statements present for all periods the operations of VoiceCom.

Voice-Tel Acquisitions

  In June 1997, the Company completed the Voice-Tel Acquisitions. The Company issued approximately 7.4 million shares of its common stock, paid approximately $16.2 million in cash and assumed approximately $21.3 million in indebtedness, net of cash acquired to complete the Voice-Tel acquisitions.

  Most of the transactions were structured as tax-free mergers or share exchanges and were accounted for under the pooling-of-interests method of accounting. Accordingly, the financial statements of the Company present for all periods the operations of the Voice-Tel Acquisitions that were accounted for as pooling-of-interests.

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

  A reconciliation of previously reported operating results to those restated for pooling-of-interests transactions is as follows:

                                                                       1996
                                                                  --------------
                                                                  (in thousands,
                                                                    except per
                                                                   share data)
   Revenue:
    Premiere, as previously reported.............................    $ 52,079
    Voice-Tel Acquisitions.......................................      90,075
    VoiceCom.....................................................      55,320
                                                                     --------
   Premiere, as restated.........................................    $197,474
                                                                     --------
   Net income (loss):
    Premiere, as previously reported.............................    $   (956)
    Voice-Tel Acquisitions.......................................       3,972
    VoiceCom.....................................................         442
                                                                     --------
   Premiere, as restated.........................................    $  3,458
                                                                     --------
   Net income (loss) per share:
    Premiere, as previously reported
    Basic........................................................    $  (0.05)
                                                                     ========
    Diluted......................................................    $  (0.05)
                                                                     ========
   Premiere, as restated
    Basic........................................................    $   0.12
                                                                     ========
    Diluted......................................................    $   0.11
                                                                     ========

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

TeleT Acquisition

  On September 18, 1996, the Company purchased substantially all of the assets and business operations of TeleT Communications LLC ("TeleT") for 498,187 shares of the Company's common stock and approximately $2,9 million in cash. TeleT was an Internet-based technology development company focused on the integration of computers and telephones.

  In connection with this acquisition, the Company allocated approximately $11.0 million of the purchase price to research and development projects which had not yet reached technological feasibility and had no alternate future use. This allocation was based on values determined by an independent appraisal.

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume acquisitions completed during 1998 and 1997 which were accounted for as purchases occurred as of January 1, 1997, (in thousands, except per share data).

                                                             1998      1997
                                                           --------  ---------
   Revenues............................................... $494,982  $ 441,797
   Net loss............................................... $(96,023) $(112,822)
   Basic net loss per share............................... $  (2.03) $   (2.59)
   Diluted net loss per shares............................ $  (2.03) $   (2.59)

5. PROPERTY AND EQUIPMENT

  Property and equipment at December 31 is as follows (in thousands):

                                                                 1998    1997
                                                               -------- -------
   Computer and telecommunications equipment.................. $187,602 $92,137
   Furniture and fixtures.....................................   11,700   2,123
   Office equipment...........................................   10,931   5,476
   Leasehold improvements.....................................   23,064   7,199
   Construction in progress...................................   11,712  13,926
                                                               -------- -------
                                                                245,009 120,861
   Less accumulated depreciation..............................  110,309  57,284
                                                               -------- -------
   Property and equipment, net................................ $134,700 $63,577
                                                               ======== =======

  Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):

                                                                  1998   1997
                                                                 ------ -------
   Telecommunications equipment................................. $7,000 $18,345
   Less accumulated depreciation................................  4,973  10,867
                                                                 ------ -------
   Property and equipment, net.................................. $2,027 $ 7,478
                                                                 ====== =======

  Management continually reevaluates the Company's assets with respect to estimated remaining useful lives and whether current events and circumstances indicate an impairment condition exists. Effective in the fourth quarter of 1998, management accelerated depreciation of certain assets by shortening their estimated useful lives. These assets consist of computers and telecommunications equipment associated with certain legacy technology systems which management intends to remove from service in the foreseeable future. The carrying value of such assets approximated $41.0 million at December 31, 1998. Effective in the fourth quarter of 1998, these assets will be amortized over periods ranging from nine months to one year, the anticipated remaining service period. The remaining estimated useful lives of these assets prior to this change ranged from two to five years.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

6. STRATEGIC ALLIANCES AND INVESTMENTS

  Strategic alliances and investments at December 31 is as follows (in thousands):

                                                                 1998    1997
                                                                ------- -------
   MCI WorldCom, net........................................... $16,072 $29,972
   Intangible assets...........................................     --   18,500
   Less accumulated amortization...............................   3,445   1,878
                                                                ------- -------
                                                                 12,627  46,594
   Equity investments..........................................  15,883   5,301
                                                                ------- -------
                                                                $28,510 $51,895
                                                                ======= =======

  In November 1996, the Company entered into a strategic alliance agreement with WorldCom, Inc. (predecessor to MCI WorldCom), the second largest long-distance carrier in the United States. Under the agreement, MCI WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with this agreement, the Company issued to MCI WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal), and paid MCI WorldCom approximately $4.7 million in cash. The Company periodically reviews this asset for impairment and in 1998 determined that a write-down was required based upon management's assessment of revenue levels expected to be derived from this alliance and uncertainties surrounding the merger of WorldCom and MCI in 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment of approximately $13.9 million in 1998. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the change. Premiere also recorded a write-down of approximately $3.9 million in 1998 in its investment in certain equity securities of DigiTEC 2000 Inc. This charge was necessary to reduce the carrying value of this investment to its fair market value. The charge resulted from management's assessment that the decline in value of these securities below their carrying value was not temporary. See also Note 3 "Restructuring, Merger Costs and Other Special Charges."

  Intangible assets and equity investments classified as strategic alliances and investments consist of initiatives funded by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as the internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. The Company made investments of approximately $8.3 million in 1998 to acquire initial or increase existing equity interests in various companies engaged in emerging technologies, such as the internet. Premiere's equity investments include now holds minority equity investments in WebMD, a provider of internet-based services to the healthcare industry, USA.NET, a leading provider of outsourced e-mail services, Intellivoice, an entity engaged in developing internet-enabled communications products, VerticalOne, a network-based services provider that increases frequency, duration, and quality of its visits to customers' Web sites and Webforia, a provider of Web services, tools and communities that assist individuals in presenting high quality information from the Internet. Management will continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. All equity investments held by the Company in other organizations represent a less than 20 percent ownership and are being accounted for under the cost method.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

7. INTANGIBLES ASSETS

  Intangibles assets consist of the following amounts for December 31, 1998 and 1997 (in thousands):

                                                                 1998    1997
                                                               -------- -------
   Goodwill................................................... $468,720 $18,959
   Customer lists.............................................   50,058   2,946
   Developed technology.......................................   34,300     --
   Assembled work force.......................................    7,500     --
                                                               -------- -------
                                                                560,578  21,905
   Less accumulated amortization..............................   68,393   1,149
                                                               -------- -------
                                                               $492,185 $20,756
                                                               ======== =======

  A summary of intangible assets acquired in the Xpedite acquisitions and the estimated useful lives over which such assets are being amortized is as follows:

                                                      Appraised Estimated Useful
                                                        Value     Life (years)
                                                      --------- ----------------
   Goodwill.......................................... $384,701          7
   Customer lists....................................   35,700          5
   Developed technology..............................   34,300          4
   Assembled workforce...............................    7,500          3
                                                      --------
                                                      $462,201
                                                      ========

  Effective in the fourth quarter of 1998 management accelerated the amortization of all goodwill and intangible assets from its purchase acquisitions. This action resulted from management's determination that the period over which it anticipates deriving future cash flows from such assets warrants a shorter estimated useful life for amortization purposes. Goodwill is now being amortized over 7 years as compared with 10 to 40 years prior to the change. Remaining intangible assets are being amortized over lives ranging from 3 to 5 years as compared with 5 years prior to the change. These changes in estimated useful lives of goodwill and other intangible assets increased amortization expense by approximately $18.3 million in the fourth quarter of 1998.

8. INDEBTEDNESS

  Long-term debt at December 31 is as follows (in thousands):

                                                                  1998    1997
                                                                -------- ------
   Revolving loan to banks..................................... $118,082 $  --
   Notes payable...............................................    5,122    573
   Notes payable to shareholders and individuals...............      481  3,130
                                                                -------- ------
                                                                 123,685  3,703
   Less current portion........................................  119,494  2,849
                                                                -------- ------
                                                                $  4,191 $  854
                                                                ======== ======

  On December 16, 1998, the Company amended and restated the revolving loan facility it assumed in the acquisition of Xpedite for a one year period. This facility provides for borrowings of up to $150 million with two banks. At December 31, 1998, the Company had approximately $118.1 million outstanding under this facility. This arrangement expires in December 1999 and the Company is currently in discussions to replace the facility. Interest rates for borrowings on the facility are determined at the time of borrowings based on a choice of formulas as specified in the agreement. In addition, certain restrictive covenants require the Company to maintain certain leverage and interest coverage ratios.

  Notes payable to shareholders and individuals consist principally of indebtedness assumed by the Company in connection with the Voice-Tel and VoiceCom acquisitions. Interest on borrowings under such notes range from 5% to 16%. A majority of these obligations were repaid in 1997 in connection with the acquisitions. The Company issued approximately 484,000 shares to redeem approximately $11.6 million of such indebtedness in connection with the acquisitions.

Maturities of long-term debt are as follows (in thousands):

   1999................................................................ $119,494
   2000................................................................    1,860
   2001................................................................    1,873
   2002................................................................      433
   2003................................................................       25
                                                                        --------
                                                                        $123,685
                                                                        ========

                                     61--1

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

9. CONVERTIBLE SUBORDINATED NOTES

  In July 1997, the Company issued convertible subordinated notes ("Convertible Notes") of $172,500,000 which mature in 2004 and bear interest at 5 3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The Convertible Notes are redeemable by the Company beginning in July 2000 at a price of 103% of the conversion price declining to 100% at maturity with accrued interest. Debt issuance costs consisting of investment banking, legal and other fees of approximately $6,028,000 incurred in connection with the Convertible Notes are being amortized on a straight-line basis over the life of the notes and are included in other assets in the accompanying balance sheets. Included in interest is approximately $785,000 and $897,000 of debt issuance cost amortization for December 31, 1998 and 1997, respectively.

10. FINANCIAL INSTRUMENTS

  The estimated fair value of certain financial instruments at December 31, 1998 and 1997 are as follows:

                                            1998                 1997
                                     --------------------  ------------------
                                     Carrying     Fair     Carrying    Fair
(Dollar amounts in thousands)         Amount      Value     Amount    Value
-----------------------------        ---------  ---------  --------  --------
Cash and short-term investments..... $  19,226  $  19,226  $ 21,770  $ 21,770
Marketable securities...............    20,769     20,769   154,569   154,569
Revolving loan......................  (118,082)  (118,082)      --        --
Convertible subordinated notes (see
 Note 9)............................  (172,500)   (96,169) (172,500) (181,349)
Notes payable, long-term debt and
 capital leases (see Notes 8 and
 15)................................    (9,091)    (9,091)   (9,198)   (9,198)

  The carrying amount of cash and short-term investments, marketable securities, accounts receivable and payable, revolving loan and accrued liabilities approximates fair value. The fair value of convertible subordinated notes is estimated based on market quotes. The carrying value of notes payable, long-term debt and capital lease obligations does not vary materially from fair value at December 31, 1998 and 1997.

11. SHAREHOLDERS' EQUITY

  During 1998, Premiere executed a stock repurchase program under which it repurchased approximately 1.1 million shares of its common stock for approximately $9.1 million. These shares were held in treasury at December 31, 1998.

  On January 18, 1996, the holder of the Series A Preferred Stock elected to convert all of the shares of the Series A Preferred Stock into 3,095,592 shares of the Company's common stock at $93 per share (presplit). The Series A Preferred Stock was fully cumulative, and the holders of the shares were entitled to receive dividends at a rate of 8%. The Company accrued $308,419 and $29,337 of dividends payable, plus accrued interest, if applicable, during the years ended December 31, 1995 and 1996, respectively. Dividends of $676,981 were paid during the year ended December 31, 1996 to holders of Series A Preferred Stock.

  During 1998, 1997 and 1996, stock options were exercised under the Company's stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the "Code"). Approximately $6,168,000, $15,262,000 and $6,886,000 were recorded as increases in additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during the years ended December 31, 1998, 1997 and 1996, respectively.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Company made distributions to shareholders of approximately $9.7 million and $3.6 million in 1997 and 1996. These distributions were made to shareholders of Voice-Tel and VoiceCom in periods prior to their acquisition by the Company. Such distributions consisted principally of amounts paid to shareholders of S-Corporations in connection with their responsibility to pay income tax on the proportionate share of taxable income they were required to include in their individual income tax return. Upon acquisition by the Company, these S-Corporations became subject to income tax. Accumulated earnings of S-Corporations at the date of acquisition have been reclassified as additional paid-in capital representing the recapitalization of these entities.

12. STOCK-BASED COMPENSATION PLANS

  The Company has three stock based compensation plans, 1994 Stock Option Plan, 1995 Stock Plan and 1998 Stock Plan, which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, and non-employee consultants as advisors of the Company. These plans are administered by a committee consisting of members of the board of directors of the Company.

  Options for all 960,000 shares of common stock available under the 1994 Stock Option Plan have been granted. Generally, all such options are non-qualified, provide for an exercise price equal to fair market value at date of grant, vest ratably over three years and expire eight years from date of grant.

  The 1995 Stock Plan provides for the issuance of stock options, stock appreciation rights ("SARs") and restricted stock to employees. A total of 8,000,000 shares of common stock have been reserved in connection with this Plan. Options issued under this Plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral.

  Sharp declines in the market price of the Company's common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of the Company's common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998 the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive Officer Boland T. Jones) to $10.25, which was the closing price of Premiere's common stock on such date. While the vesting schedules remained unchanged, the repriced and regranted options are generally subject to a twelve-month black-out period, during which the options may not be exercised. If an optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of Premiere's common stock on such date. Again, the vesting schedules remained the same, as the repriced or regranted options are generally subject to a twelve-month black-out period during which the option may not be exercised. If the optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service.

  On July 22, 1998, the Board of Directors approved the 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing Second Amended and Restated 1995 Stock Plan (the "1995 Plan"), except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan,

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES because it was not approved by the shareholders, does not provided for the grant of incentive stock options. Under the 1998 Plan, 4,000,000 shares of Common Stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company.

  On June 23, 1998, the Company's Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock. The dividend was paid on July 6, 1998, to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), at a price of sixty dollars ($60.00) per one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, as the same may be amended from time to time, dated as of June 23, 1998, between the Company and SunTrust Bank, Atlanta, as rights agent. The Rights should not interfere with any merger, statutory share exchange or other business combination approved by the Board of Directors since the Rights may be terminated by the Board of Directors at any time on or prior to the close of business ten business days after announcement by the Company that a person has become an Acquiring Person. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations with the Board of Directors. However, the effect of the Rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain control of the Company.

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

                                                               1998      1997
                                                             ---------  -------
                                                              (in thousands,
                                                             except per share
                                                                   data)
   Net loss
    As reported............................................. $ (74,206) (25,375)
    Pro forma...............................................  (100,428) (32,399)
   Net loss per share
    As reported
     Basic.................................................. $   (1.67) $ (0.78)
     Diluted................................................     (1.67)   (0.78)
    Pro forma
     Basic..................................................     (2.27)   (1.02)
     Diluted................................................     (2.27)   (1.02)

  Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

                                                            1998        1997
                                                         ----------  ----------
   Risk-free interest rate.............................. 4.33%-5.68%       6.30%
   Dividend yield.......................................          0%          0%
   Volatility factor....................................       1.05         .46
   Weighed average expected life........................ 4.65 years  2.10 years

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock plans is as follows:

                                                                Weighted Average
          Fixed Options                               Shares     Exercise Price
          -------------                             ----------  ----------------
   Options outstanding at December 31, 1995........  7,535,391       $ 1.07
    Granted........................................  1,332,088        18.89
    Exercised...................................... (1,372,369)        0.51
    Forfeited......................................    (88,778)       18.03
                                                    ----------       ------
   Options outstanding at December 31, 1996........  7,406,332       $ 4.27
    Granted........................................  3,484,092        23.38
    Exercised...................................... (2,221,244)        2.06
    Forfeited...................................... (1,256,432)        8.81
                                                    ----------       ------
   Options outstanding at December 31, 1997........  7,412,748       $13.29
    Granted........................................  9,062,589        16.44
    Exercised...................................... (1,112,361)        7.06
    Forfeited...................................... (1,413,120)       16.06
                                                    ----------       ------
   Options outstanding at December 31, 1998........ 13,949,856       $ 5.79
                                                    ==========       ======

  The following table summarizes information about stock options outstanding at December 31, 1998:

                      Weighted  Weighted Average             Weighted Average
Range of               Average      Exercise                     Exercise
Exercise    Options   Remaining Price of Options   Options   Price of Options
 Prices   Outstanding   Life      Outstanding    Exercisable   Exercisable
--------  ----------- --------- ---------------- ----------- ----------------
$0--$5     2,531,976    4.58         $1.33        2,531,569       $1.33
$6--$10   10,366,085    7.18          5.76        2,407,747        6.28
$11--$15     497,520    6.09         10.41          216,833       10.62
$16--$30     554,275    4.59         22.67          514,022       22.71
          ----------    ----         -----        ---------       -----
          13,949,856    6.56         $5.79        5,670,171       $5.72
          ==========    ====         =====        =========       =====

13. EMPLOYEE BENEFIT PLANS

  The Company sponsors three defined contribution retirement plans covering substantially all full-time employees. These plans allow employees to defer a portion of their compensation and associated income taxes pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions for the benefit of employees under each of these plans. The Company made contributions of $424,000 and $0 in 1998. There were no contributions made by Premiere to defined contribution plans in 1997.

14. RELATED-PARTY TRANSACTIONS

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

  In November 1995, the Company loaned $90,000 with recourse to an officer of the Company in connection with the officer's transition from his previous employer to the Company. This unsecured loan is evidenced by a promissory note bearing interest at 6.11%, the interest on which is payable beginning in November 1997 and continuing each year until November 1999. Principal is to be repaid in five equal annual installments, with accrued interest, commencing in November 2000. The principal and accrued interest on this note were cancelled in January 1998.

  During 1997, an officer of the Company exercised an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.27 a share. The Company loaned the officer $973,000 to pay taxes associated with the exercise of the options. The loan is evidenced by a recourse promissory note which bears interest at 6% and is secured by the common stock purchase by the officer.

  In may 1998, the Company loaned $100,000 with recourse to an officer of the Company in connection with the officer's transition from his previous employer to the Company. This unsecured loan is evidenced by a promissory note bearing interest at 5.5%, and the principal plus accrued interest are due and payable on the second anniversary of the note; provided, however, one-half of the principal plus accrued interest will be cancelled on the first anniversary of the note if the officer is employed by the Company on that date, and the balance of the principal plus accrued interest will be cancelled on the second anniversary of the note if the officer is employed by the Company on that date. In addition, the unpaid principal of the note plus all accrued interest will be cancelled if the officer's employment is terminated without cause or if there is a change in control of the Company.

  During 1998, the Company leased the use of an airplane on an hourly basis from a limited liability company that is owned 99% by the Company's chief executive officer and 1% by the Company. In connection with this lease arrangement, the Company advanced approximately $270,000 to the limited liability company to pay the expenses of maintaining and operating the airplane. The amount due from the limited liability company is recorded in accounts receivable at December 31, 1998.

                                     65--1

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

15. COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases computer and telecommunications equipment, office space and other equipment under noncancelable lease agreements. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum operating and capital lease payments as of December 31, 1998 are as follows (in thousands):

                                                              Capital Operating
                                                              Leases   Leases
                                                              ------- ---------
   1999...................................................... $2,082   $ 9,728
   2000......................................................    986     7,357
   2001......................................................    412     5,807
   2002......................................................    224     4,757
   2003......................................................    --      4,434
   Thereafter................................................    --     14,893
                                                              ------   -------
   Net minimum lease payments................................  3,704   $46,976
                                                                       =======
   Less amount representing interest.........................    216
                                                              ------
   Present value of net minimum lease payments...............  3,488
   Less current portion......................................  1,958
                                                              ------
   Obligations under capital lease, net of current portion... $1,530
                                                              ======

  Rent expense under operating leases was approximately $11,199,000, $7,516,000 and $8,275,000 for the years ended December 31, 1998, 1997 and
1996, respectively. Future minimum payments for facilities rent are reduced by scheduled sublease income of approximately $501,000 and $700,000 for the years ended December 31, 1998 and 1997. During 1997 and 1996, additions of computer and telecommunications equipment resulted in an increase in capital lease obligations of approximately $829,000 and $85,000, respectively.

Supply Agreements

  The Company obtains long-distance telecommunications services pursuant to supply agreements with suppliers of long-distance telecommunications transmission services. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain long-distance services in the future at favorable prices or at all, and the unavailability of long-distance service, or a material increase in the price at which the Company is able to obtain long-distance service, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of these agreements provide for minimum purchase requirements. The Company is currently a party to five [update] long-distance telecommunications services contracts that require the Company to purchase a minimum amount of services each month.

Litigation and Claims

  The Company has several litigation matters pending, as described below, which it is defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern district of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisitions of Voice-Tel, Voice-Tel franchises and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, ATS, TeleT and VoiceCom, as well as its venture with UniDial Communications, its investment in USA.NET, and the commercial release of Orchestrate. Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving anticipated revenue and earnings from its voice messaging product group, due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933.

  A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Based on these factual allegations, plaintiffs allege causes of action causes against the Company for breach of contract against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 ("Securities Act"), and against the individual Defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. A motion to dismiss and a motion to transfer venue to Georgia are presently pending.

  On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code. On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court denied CNC's request to intervene and has transferred the remainder of the Intervention Suit to the bankruptcy case. On June 23, 1998, the Bankruptcy Court approved a settlement whereby PCI obtained a release from the trustee and the trustee dismissed the Intervention Suit in consideration of PCI making a cash payment of $1.2 million to the trustee. The Plan was subsequently approved by the Bankruptcy Court on December 8, 1998 and PCI made an additional cash payment of $300,000 to the trustee in January 1999 in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in PCI's favor against possible nuisance suits relating to the CNC business.

  On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI , WorldCom Network Services, Inc. f/k/a WilTel, Inc., ("World-Com"), Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX (the "Defendants") in the United States District Court for Eastern District of New York., Plaintiffs contend

                                     67--1

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. This matter has been settled, pending payment of $250,000 by Khatib to WorldCom. The settlement does not require PCI or Premiere to make any payments.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connections with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of is current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of the other defendants. Plaintiffs' claims against Xpedite include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, conspiracy, interference with economic advantage and liability for ultra vires acts. The plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the Court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite failed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, plaintiffs filed a motion for reconsideration of the court's decision. The parties are awaiting a decision on this motion.

  On or about May 27, 1998, Telephone Company of Central Florida ("TCCF"), a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom and PCI are two of the largest creditors in this bankruptcy case. In August 1998, WorldCom filed a separate lawsuit in the Federal District Court for the Middle of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES amounts received by the insiders. On August 10, 1998, TCCF filed a motion with the Bankruptcy Court requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom and PCI, alleging service problems with WorldCom and PCI. PCI and TCCF reached an agreement, approved by the Bankruptcy Court in November 1998, which provides for mutual releases to be executed between the parties and certain affiliates and insiders. The mutual releases are being circulated for execution, in accordance with the terms of the settlement. The settlement does not require PCI or Premiere to make any payments.

  On December 22, 1998, Shelly D. Swift filed a complaint against First USA Bank, First Credit Card Services USA, and PCI in the United States District Court for the Northern District of Illinois. Swift alleges that the defendants sent here an unsolicited "credit card" in violation of the Truth in Lending Act and state law. Swift seeks an injunction and monetary damages on behalf of a putative class of persons who received the alleged credit card. On February 19, 1999, the Defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted.

  In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated claims in these patents and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by four patents owned by Aspect. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. On March 29, 1999 the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. Additionally, the Company believes that certain licenses it has from third-party vendors may insulate the Company from some or all of any damages in the event of an adverse outcome in this litigation.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Premiere is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as the ultimate outcome of any such proceedings.

16. INCOME TAXES

  Income tax provision (benefit) for 1998, 1997 and 1996 is as follows (in thousands):

                                                        1998     1997     1996
                                                      --------  -------  ------
Current:
  Federal............................................ $    --   $   --   $3,247
  State..............................................    1,200    1,000     598
  International .....................................    4,090      490      42
                                                      --------  -------  ------
                                                         5,290    1,490   3,887
                                                      --------  -------  ------
Deferred:
  Federal............................................  (15,267)  (4,405) (3,303)
  State..............................................   (3,751)    (582)   (553)
  International......................................   (1,026)      85   1,341
                                                      --------  -------  ------
                                                       (20,044)  (4,902) (2,515)
                                                      --------  -------  ------
                                                      $(14,754) $(3,412) $1,372
                                                      ========  =======  ======

  The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income before income taxes for 1998, 1997 and 1996 is as follows (in thousands):

                                                      1998     1997     1996
                                                    --------  -------  ------
Income taxes at federal statutory rate............. $(31,136) $(9,787) $1,951
State taxes, net of federal benefit................   (1,658)     276     229
Non-deductible merger costs........................      --     8,390      --
Change in valuation allowance......................    1,733       --     940
S-corporation earnings not subject to corporate
 level taxes.......................................      --    (3,117) (1,462)
Non-taxable investment income......................      --    (1,265)   (723)
Establish deferred taxes for non-taxable
 predecessor entities..............................      --     1,207      --
Non-deductible expenses, primarily goodwill
 amortization......................................   16,307      884     437
                                                    --------  -------  ------
Income taxes at the Company's effective rate ...... $(14,754) $(3,412) $1,372
                                                    ========  =======  ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                1998     1997
                                                               -------  -------
Deferred tax assets:
  Net operating loss carryforwards............................ $53,030  $17,715
  In-process research and development.........................   3,680    4,302
  Restructuring and other special charges.....................   5,425   11,489
  Accrued liabilities.........................................   5,923    3,082
  Other assets ...............................................     --     2,281
                                                               -------  -------
                                                                68,058   38,869
Deferred tax liabilities:
  Intangible assets........................................... (34,291)   3,826
  Depreciation and amortization...............................  (3,356)  (4,242)
  Other liabilities...........................................  (7,060)     (20)
                                                               -------  -------
                                                               (44,707)    (436)
  Valuation allowance ........................................  (6,536)  (8,755)
                                                               -------  -------
  Net deferred tax assets..................................... $16,815  $29,678
                                                               =======  =======

  U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. Premiere's utilization of tax benefits associated with loss carryforwards could be limited if such a change were to occur. Management of the Company has recorded valuation allowances for deferred tax assets based on their estimate regarding realization of such assets.

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

  At December 31, 1997, the Company had net operating loss carryforwards for state, federal and international income tax purposes of approximately $109 million expiring in 2008 through 2018. Deferred tax benefits of approximately $6.2 million in 1998 are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

17. STATEMENT OF CASH FLOW INFORMATION

  Supplemental Disclosure of Cash Flow Information (in thousands):

                                                         1998    1997    1996
                                                       -------- ------- -------
Cash paid during the year for:
  Interest............................................ $ 15,415 $ 7,100 $ 4,516
  Income taxes........................................ $  3,554 $   840 $   309

Cash paid for acquisitions accounted for as purchases are as follows:

                                                         1998    1997    1996
                                                       -------- ------- -------
  Fair value of assets acquired....................... $633,671 $19,833 $11,030
  Less liabilities assumed............................  233,734   2,124     100
  Less common stock issued to sellers.................  372,283   2,255   8,060
  Cash paid for transaction costs.....................   15,990     --      --
                                                       -------- ------- -------
  Net cash paid....................................... $ 43,644 $15,454 $ 2,870
                                                       ======== ======= =======

18. SEGMENT REPORTING

  The Company's reportable segments are strategic business units that align the Company in two distinct market segments: large business and small office/home businesses and individuals. These businesses emphasize the company's focus on target markets. Corporate Enterprise Solutions caters to large businesses, such as Fortune 1,000 companies. Its services include those most complementary with large organizations including electronic document distribution, full services, such as interactive voice response and calling card programs. Emerging Enterprise Solutions focuses in the small office/home office and individual subscriber segment. Its services include Orchestrate, a suite of internet based communication services, local access voice and data messaging and enhanced calling services. Emerging Enterprise Solutions revenues are generated by direct advertising programs through Co-brand and strategic partner relationships and Internet enabled communication services, including the Company's suite of products marketed under the Orchestrate(R) brand.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Information concerning the operations in these reportable segments is as follows:

                                                          1998    1997    1996
                                                         ------  ------  ------
Revenues
 Corporate Enterprise Solutions......................... $275.7  $ 55.0  $ 60.0
 Emerging Enterprise Solutions..........................  169.4   174.4   137.5
 Corporate and eliminations.............................   (0.3)     --      --
                                                         ------  ------  ------
  Total................................................. $444.8  $229.4  $197.5
                                                         ======  ======  ======
Operating profit
 Corporate Enterprise Solutions......................... $ (6.0) $ 10.6  $  2.0
 Emerging Enterprise Solutions..........................   (9.5)   36.4    17.1
 Corporate and eliminations.............................  (26.5)     --      --
 Restructuring, merger and other special charges........  (15.6)  (73.6)     --
 Acquired research and development......................  (15.5)     --   (11.0)
 Accrued settlement costs...............................   (1.5)   (1.5)   (1.3)
                                                         ------  ------  ------
  Total................................................. $(74.6) $(28.1) $  6.8
                                                         ======  ======  ======
EBITDA
 Corporate Enterprise Solutions......................... $ 75.8  $ 13.5  $  5.0
 Emerging Enterprise Solutions..........................   18.7    50.6    28.3
 Corporate and eliminations.............................  (26.4)     --      --
 Restructuring, merger and other special charges........  (15.6)  (73.6)     --
 Acquired research and development......................  (15.5)     --   (11.0)
 Accrued settlement costs...............................   (1.5)   (1.5)   (1.3)
                                                         ------  ------  ------
  Total................................................. $ 35.5  $(11.0) $ 21.0
                                                         ======  ======  ======
Identifiable assets
 Corporate Enterprise Solutions......................... $606.9  $ 13.9  $ 19.5
 Emerging Enterprise Solutions..........................  133.0   154.9   100.9
 Corporate and eliminations.............................   62.9   212.3    81.1
                                                         ------  ------  ------
  Total................................................. $802.8  $381.1  $201.5
                                                         ======  ======  ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The following table presents financial information based on the Company's geographic segments for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                           Operating
                                                   Net      Income   Identifiable
                                                 Revenues   (Loss)      Assets
                                                 --------  --------- ------------
1998
North America................................... 351,929    (94,062)    743,809
Asia Pacific....................................  51,438      7,609      33,736
Europe..........................................  47,347     12,286     191,811
Eliminations....................................  (5,896)      (415)   (166,605)
                                                 -------    -------    --------
 Total.......................................... 444,818    (74,582)    802,751
                                                 =======    =======    ========
1997
North America................................... 225,413    (27,970)    379,581
Asia Pacific....................................   3,939       (131)      1,527
                                                 -------    -------    --------
 Total.......................................... 229,352    (28,101)    381,108
                                                 =======    =======    ========
1996
North America................................... 192,916      7,939     198,403
Asia Pacific....................................   4,558     (1,133)      3,138
                                                 -------    -------    --------
 Total.......................................... 197,474      6,806     201,541
                                                 =======    =======    ========

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.Financial Statements
  The financial statements listed in the index set forth in Item 8 of this report are filed as part of this report.
  2.Financial Statement Schedules

  Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto, included in Item 8 of this report or have been omitted because they are not applicable.

  3.Exhibits

     2.1 Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit
         2.1 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).

     2.2 Agreement and Plan of Merger, together with exhibits, dated as of April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4,
         1997).

     2.3 Purchase and Sale Agreement dated April 2, 1997 by and between Premiere Technologies, Inc. and Merchandising Productions, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4,
         1997).

     2.4 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., Continuum, Inc. and Owners of Continuum, Inc.(incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14,
         1997).

     2.5 Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., DMG, Inc. and Owners of DMG, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VTG, Inc. and Owners of VTG, Inc. (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).

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

     2.13 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee:
          1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).

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

     2.34 Agreement and Plan of Merger, dated April 22, 1998, by and among the Company, American Teleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998, and filed with the Commission on April 28, 1998.)

     3.1 Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998).

     3.2 Amended and Restated Bylaws of Premiere Technologies, Inc., as further amended on August 1, 1998 (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998).

     4.1 See Exhibits 3.1--3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

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

     4.8 Stock Restriction and Registration Rights Agreement dated as of April 22, 1998, by and among the Registrant and those shareholders of American Teleconferencing Services, Ltd. appearing as signatories thereto.

     4.9 Shareholder Protection Rights Agreement, dated June 23, 1998, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 23, 1998, and filed with the Commission on June 26, 1998).

    10.1 Shareholder Agreement dated as of January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones
         (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).

    10.2 Amended and Restated Executive Employment Agreement and Incentive Option Agreement dated November 6, 1995 between the Registrant and David Gregory Smith (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1
         (No. 33-80547)).**

    10.3 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**


    10.3 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.4 Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.5 Amended and Restated Executive Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and Boland
         T. Jones (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.6 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Boland T. Jones (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.7 Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.8 Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.9 Promissory Note dated November 17, 1995 payable to the Registrant made by Patrick G. Jones (incorporated by reference to Exhibit
         10.27 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.10 Amended and Restated Employment Agreement, made as of April 30, 1997, by and between Xpedite Systems, Inc., and Roy B. Anderson, Jr. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.)**

    10.11 Executive Employment and Incentive Option Agreement, effective as of July 24, 1997, by and between the Company and Jeffrey A. Allred (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.).**

    10.12 Executive Employment and Incentive Option Agreement, effective as of July 6, 1998, by and between the Company and William Porter Payne.**

    10.13 Memorandum of Understanding dated as of July 6, 1998, by and between the Company and William Porter Payne.**

    10.14 Executive Employment Agreement, effective as of May 4, 1998, by and between the Company and Harvey A. Wagner.**

    10.15 Promissory Note dated May 11, 1998 payable to the Registrant made by Harvey A. Wagner.**

    10.16 Split-Dollar Agreement dated as of November 11, 1998 by and between the Company and Harvey A. Wagner.**

    10.17 Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.18 Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit
          10.31 to the Registrant's Registration Statement on Form S-1 (No. 33- 80547)).**

    10.19 Park Place Office Lease dated May 31, 1993 between Premiere Communications, Inc. and Mara-Met Venture, as amended by First Amendment dated December 15, 1995 (incorporated by reference to
          Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).

    10.20 Second and Third Amendment to 55 Park Place Office Lease dated November 5, 1996 between Premiere Communications, Inc. and Mara-Met Venture (incorporated by reference to Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.21 Office Lease Agreement dated May 12, 1996 between Premiere Communications, Inc. and Beverly Hills Center LLC, as amended by the First Amendment dated August 1, 1996 (incorporated by reference to Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.22 Second Amendment of Lease dated July 1, 1997, between Premiere Communications, Inc. and Beverly Hills Center LLC (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.23 Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc., dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended, by Second Modification of Lease, dated October 30, 1997
          (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.24 Sublease Agreement dated as of December 16, 1997, by and between Premiere Communications, Inc. and Endeavor Technologies, Inc. (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.25 Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant's Registration Statement on Form S-1 (No. 33- 80547)).**

    10.26 Telecommunications Services Agreement dated December 1, 1995 between Premiere Communications, Inc. and WorldCom Network Services, Inc. d/b/a WilTel (incorporated by reference to Exhibit
          10.40 to the Registrant's Registration Statement on Form S-1
          (No. 33-80547)).

    10.27 Amended and Restated Program Enrollment Terms dated September 30, 1997 by and between Premiere Communications, Inc. and WorldCom Network Services, Inc., d/b/a WilTel, as amended by Amendment No. 1 dated November 1, 1997 (incorporated by reference to Exhibit
          10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).*

    10.28 Service Agreement dated September 30, 1997, by and between VoiceCom Systems, Inc. and AT&T Corp. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997).*

    10.29 Strategic Alliance Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 13, 1996).*

    10.30 Investment Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated November 13, 1996).

    10.31 Service and Reseller Agreement dated September 28, 1990 by and between Amway Corporation and Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.33 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30,
          1997).*

    10.32 Independent Distributor Agreement dated September 26, 1997, by and between Registrant and Digitec 2000, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report as Form 10-Q for the Quarter ended September 30, 1997).

    10.33 Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

    10.34 Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

    10.35 Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-17593)).**

    10.36 Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).

    10.37 1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

    10.38 1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit
          4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

    10.39 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

    10.40 Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April 30, 1997).

    10.41 First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit
          10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.42 VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.43 VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

    10.44 Premiere Technologies, Inc., 1998 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.).

    10.45 Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by
          the Registrant) (incorporated by reference to Exhibit     to
          Xpedite's Registration Statement on Form S-1 (No. 33-73258)).

    10.46 Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by
          the Registrant) (incorporated by reference to Exhibit     to
          Xpedite's Registration Statement on Form S-1 (No. 33-73258)).

    10.47 Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by
          the Registrant) (incorporated by reference to Exhibit     to
          Xpedite's Annual Report on Form 10-K for the year ended December 31, 1995).

    10.48 Xpedite Systems, Inc. Non-Employee Directors' Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit
          10.31 to Xpedite's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.49 Xpedite Systems, Inc. Officer's Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit
          10.30 to Xpedite's Annual Report on Form 10-K for the year ended December 31, 1996).

    10.50 Credit Agreement dated as of December 17, 1997, as amended and restated as of December 16, 1998, by and among Xpedite Systems, Inc. and Xpedite Systems Holdings (UK) Limited, as Borrowers, and the Guarantors party thereto, the banks listed on the signature pages thereof, NationsBank, N.A., as Documentation Agent and The Bank of New York, as Administrative Agent.

    10.51 Share Purchase Agreement dated as of August 8, 1997, by and among Xpedite Systems, Inc., Xpedite Systems Holdings (UK) Limited, and the shareholders of Xpedite Systems Limited (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A filed December 23, 1997 and Form 8-K/A filed January 27, 1998)).

    10.52 Amendment to the Share Purchase Agreement, dated December 17, 1997, by and among Xpedite Systems, Inc., Xpedite Systems Holdings
          (UK) Limited and the shareholders of Xpedite Systems Limited (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.)

    11.1 Statement re: Computation of Per Share Earnings.

    21.1 Subsidiaries of the Registrant.

    23.1 Consent of Arthur Andersen LLP.

    27.1 Financial Data Schedule for the year ended December 31, 1998.
--------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

**Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                  SIGNATURES


PREMIERE TECHNOLOGIES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Premiere Technologies, Inc.

                                          By: _________________________________
                                             Boland T. Jones, Chairman of the
                                             Board and Chief Executive Officer

Date: March    , 1999

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

              Signature                        Title                 Date

                                       Chairman of the          March   , 1999
-------------------------------------  Board and Chief
           Boland T. Jones             Executive Officer
                                       (principal executive
                                        officer)

                                       Executive Vice           March   , 1999
-------------------------------------  President of Finance
          Harvey A. Wagner             and Administration
                                       and Chief Financial
                                       Officer (principal
                                       financial and
                                       accounting officer)

                                       Director                 March   , 1999
-------------------------------------
        George W. Baker, Sr.

                                       Director                 March   , 1999
-------------------------------------
       Raymond H. Pirtle, Jr.

                                       Director                 March   , 1999
-------------------------------------
        Roy B. Andersen, Jr.

                                       Director                 March   , 1999
-------------------------------------
           Jackie M. Ward

                                       President and Chief      March   , 1999
-------------------------------------  Operating Officer
          Jeffrey A. Allred            and Director

                                       Vice Chairman and        March   , 1999
-------------------------------------   Director
          William P. Payne

                                 EXHIBIT INDEX

Exhibit
Number                             Description

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

  2.13 Transfer Agreement dated as of March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).

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

Exhibit
Number                             Description

  2.34 Agreement and Plan of Merger, dated April 22, 1998, by and among the Company, American Teleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998, and filed with the Commission on April 28, 1998.)

  3.1 Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998).

  3.2 Amended and Restated Bylaws of Premiere Technologies, Inc., as further amended on August 1, 1998 (incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1998).

  4.1 See Exhibits 3.1--3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

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

  4.8 Stock Restriction and Registration Rights Agreement dated as of April 22, 1998, by and among the Registrant and those shareholders of American Teleconferencing Services, Ltd. appearing as signatories thereto.

  4.9 Shareholder Protection Rights Agreement, dated June 23, 1998, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated June 23, 1998, and filed with the Commission on June 26,
         1998).

 10.1 Shareholder Agreement dated as of January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).

Exhibit
Number                             Description

 10.2 Amended and Restated Executive Employment Agreement and Incentive Option Agreement dated November 6, 1995 between the Registrant and David Gregory Smith (incorporated by reference to Exhibit 10.15 to the Registrant's Registration Statement on Form S-1
         (No. 33-80547)).**

 10.3 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**


 10.3 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.16 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.4 Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.5 Amended and Restated Executive Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.6 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Boland T. Jones (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.7 Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.8 Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.9 Promissory Note dated November 17, 1995 payable to the Registrant made by Patrick G. Jones (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.10 Amended and Restated Employment Agreement, made as of April 30, 1997, by and between Xpedite Systems, Inc., and Roy B. Anderson, Jr. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.)**

 10.11 Executive Employment and Incentive Option Agreement, effective as of July 24, 1997, by and between the Company and Jeffrey A. Allred (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.).**

 10.12 Executive Employment and Incentive Option Agreement, effective as of July 6, 1998, by and between the Company and William Porter Payne.**

 10.13 Memorandum of Understanding dated as of July 6, 1998, by and between the Company and William Porter Payne.**

 10.14 Executive Employment Agreement, effective as of May 4, 1998, by and between the Company and Harvey A. Wagner.**

Exhibit
Number                             Description

 10.15 Promissory Note dated May 11, 1998 payable to the Registrant made by Harvey A. Wagner.**

 10.16 Split-Dollar Agreement dated as of November 11, 1998 by and between the Company and Harvey A. Wagner.**

 10.17   Premiere Communications, Inc. 401(k) Profit Sharing Plan
         (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.18 Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.19 Park Place Office Lease dated May 31, 1993 between Premiere Communications, Inc. and Mara-Met Venture, as amended by First Amendment dated December 15, 1995 (incorporated by reference to
         Exhibit 10.34 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).

 10.20 Second and Third Amendment to 55 Park Place Office Lease dated November 5, 1996 between Premiere Communications, Inc. and Mara-Met Venture (incorporated by reference to Exhibit 10.49 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.21 Office Lease Agreement dated May 12, 1996 between Premiere Communications, Inc. and Beverly Hills Center LLC, as amended by the First Amendment dated August 1, 1996 (incorporated by reference to
         Exhibit 10.50 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996).

 10.22 Second Amendment of Lease dated July 1, 1997, between Premiere Communications, Inc. and Beverly Hills Center LLC (incorporated by reference to Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.23 Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc., dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended, by Second Modification of Lease, dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.24 Sublease Agreement dated as of December 16, 1997, by and between Premiere Communications, Inc. and Endeavor Technologies, Inc. (incorporated by reference to Exhibit 10.20 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.25 Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit
         10.36 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.26 Telecommunications Services Agreement dated December 1, 1995 between Premiere Communications, Inc. and WorldCom Network Services, Inc. d/b/a WilTel (incorporated by reference to Exhibit 10.40 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).

 10.27 Amended and Restated Program Enrollment Terms dated September 30, 1997 by and between Premiere Communications, Inc. and WorldCom Network Services, Inc., d/b/a WilTel, as amended by Amendment No. 1 dated November 1, 1997 (incorporated by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).*

Exhibit
Number                             Description

 10.28 Service Agreement dated September 30, 1997, by and between VoiceCom Systems, Inc. and AT&T Corp. (incorporated by reference to Exhibit
         10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1997).*

 10.29 Strategic Alliance Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated November 13, 1996).*

 10.30 Investment Agreement dated November 13, 1996 by and between the Registrant and WorldCom, Inc. (incorporated by reference to Exhibit
         10.2 to the Registrant's Current Report on Form 8-K dated November 13, 1996).

 10.31 Service and Reseller Agreement dated September 28, 1990 by and between Amway Corporation and Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.33 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997).*

 10.32 Independent Distributor Agreement dated September 26, 1997, by and between Registrant and Digitec 2000, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report as Form 10-Q for the Quarter ended September 30, 1997).

 10.33 Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

 10.34   Form of Warrant Transaction Statement (incorporated by reference to
         Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-11281)).

 10.35   Form of Director Stock Purchase Warrant (incorporated by reference to
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-17593)).**

 10.36 Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).

 10.37 1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

 10.38 1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

 10.39 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

 10.40 Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April 30, 1997).

 10.41 First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit
Number                             Description

 10.42 VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.43 VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit
         10.45 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

 10.44 Premiere Technologies, Inc., 1998 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.).

 10.45   Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by
         the Registrant) (incorporated by reference to Exhibit     to
         Xpedite's Registration Statement on Form S-1 (No. 33-73258)).

 10.46   Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by
         the Registrant) (incorporated by reference to Exhibit     to
         Xpedite's Registration Statement on Form S-1 (No. 33-73258)).

 10.47   Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by
         the Registrant) (incorporated by reference to Exhibit     to
         Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1995).

 10.48 Xpedite Systems, Inc. Non-Employee Directors' Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.49 Xpedite Systems, Inc. Officer's Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.50 Credit Agreement dated as of December 17, 1997, as amended and restated as of December 16, 1998, by and among Xpedite Systems, Inc. and Xpedite Systems Holdings (UK) Limited, as Borrowers, and the Guarantors party thereto, the banks listed on the signature pages thereof, NationsBank, N.A., as Documentation Agent and The Bank of New York, as Administrative Agent.

 10.51 Share Purchase Agreement dated as of August 8, 1997, by and among Xpedite Systems, Inc., Xpedite Systems Holdings (UK) Limited, and the shareholders of Xpedite Systems Limited (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A filed December 23, 1997 and Form 8-K/A filed January 27, 1998)).

 10.52 Amendment to the Share Purchase Agreement, dated December 17, 1997, by and among Xpedite Systems, Inc., Xpedite Systems Holdings (UK) Limited and the shareholders of Xpedite Systems Limited (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.)

Exhibit
Number                             Description

 11.1    Statement re: Computation of Per Share Earnings.

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of Arthur Andersen LLP.

 27.1    Financial Data Schedule for the year ended December 31, 1998.

--------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.