Form 10-K/A
period 1998-12-31
PREMIERE TECHNOLOGIES INC
filed 1999-04-01
CIK 880804

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          FORWARD LOOKING STATEMENTS

  When used in this Form 10-K/A and elsewhere by management or Premiere Technologies, Inc. ("Premiere" or the "Company") from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning Premiere's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about Premiere's business strategy and means to implement the strategy, Premiere's objectives, the amount of future capital expenditures, the likelihood of Premiere's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, Premiere claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of Premiere, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Premiere's forward-looking statements, including the following factors:

  . factors described under the caption "Factors Affecting Future Performance" in this Form 10K/A;

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

  Premiere cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-K/A and in documents incorporated in this Form 10-K/A are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K/A. Premiere takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K/A, or the date of the statement, if a different date.

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated balance sheet and statement of operations data as of and for the years ended December 31, 1998, 1997, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1998 and 1997, have been derived from the audited consolidated financial statements of the Company, which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings-of-interests, and are qualified by reference to such consolidated financial statements including the related notes thereto. The unaudited consolidated statement of operation data for the year ended December 31, 1994 and the unaudited consolidated balance sheet data at December 31, 1994 are derived from unaudited consolidated financial statements of the Company which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings-of-interests, and include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

                                         YEAR ENDED DECEMBER 31
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  Premiere is a leading provider of enhanced communications services designed to simplify everyday communications of both businesses and individuals. Premiere provides its innovative solutions for simplifying communications through two strategic business units: Corporate Enterprise Solutions, which targets Fortune 1000 and other large companies; and Emerging Enterprise Solutions, which targets smaller fast-track companies and individuals. Corporate Enterprise Solutions' services include Premiere Document Distribution, which provides enhanced electronic document distribution services; Premiere Corporate Messaging, which provides 800-based and local access voice messaging services; Premiere WorldLink Corporate Card, which provides 800-based enhanced calling card services; Premiere Interactive Voice Response, which provides various IVR applications; and Premiere Conferencing, which provides a full range of conferencing services. Emerging Enterprise Solutions' Services include Premiere Internet-Based Communications Services, featuring Orchestrate(R) by Premiere, which integrates the Company's service offerings by allowing customers to access such services through a computer or telephone; Premiere Voice and Data Messaging, which provides customers access to one of the largest "voice intranets" in the world; and Premiere Enhanced Calling Services, which provides long distance and enhanced 800-based services.

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
                                                          =====   =====   =====

  The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                                         Year Ended December
                                                               31, 1998
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
REVENUES:
 Corporate Enterprise Solutions......................... $275.7  $ 55.0  $ 60.0
 Emerging Enterprise Solutions..........................  169.4   174.4   137.5
 Corporate and eliminations.............................    (.3)    --      --

                                                         ------  ------  ------
 Totals................................................. $444.8  $229.4  $197.5
                                                         ======  ======  ======
OPERATING PROFIT (LOSS):
 Corporate Enterprise Solutions......................... $ (6.0) $ 10.6  $  2.0
 Emerging Enterprise Solutions..........................   (9.5)   36.4    17.1
 Corporate and eliminations.............................  (26.5)    --      --
 Restructuring, merger costs and other special charges..  (15.6)  (73.6)    --
 Acquired research and development......................  (15.5)    --    (11.0)
 Accrued settlement costs...............................   (1.5)   (1.5)   (1.3)
                                                         ------  ------  ------
 Totals................................................. $(74.6) $(28.1) $  6.8
                                                         ======  ======  ======
EBITDA:
 Corporate Enterprise Solutions ........................ $ 75.8  $ 13.5  $  5.0
 Emerging Enterprise Solutions..........................   18.7    50.6    28.3
 Corporate and eliminations.............................  (26.4)    --      --
 Restructuring, merger costs and other special charges..  (15.6)  (73.6)    --
 Acquired research and development......................  (15.5)    --    (11.0)
 Accrued settlement costs...............................   (1.5)   (1.5)   (1.3)
                                                         ------  ------  ------
 Totals................................................. $ 35.5  $(11.0) $ 21.0
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

  Premiere has achieved growth in revenues and EBITDA, before restructuring, merger costs and other special charges, acquired research and development and accrued settlement costs, by pursuing its mission to become the world's leading provider of innovative solutions to simplify everyday communications of both businesses and individuals. During 1996, 1997 and 1998 the Company pursued an aggressive acquisition strategy to expand its service offerings and means of distribution. Significant acquisitions in 1998 included Xpedite, a leading provider of electronic document distribution services, and ATS, a full-service provider of conferencing services. In 1997, the Company acquired Voice-Tel and VoiceCom. The acquisition of Voice-Tel provided Premiere with the ability to offer voice messaging services on a local access basis over an international private network utilizing frame relay and Internet protocols. In connection with the acquisition of VoiceCom, Premiere assumed a significant base of large corporate customers. During 1996, the Company acquired TeleT, an enterprise engaged in computer telephony software development. TeleT provided Premiere with the foundation of its Orchestrate(R) suite of product offerings.

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

  Consolidated revenues increased 94.0% to $444.8 million in 1998 and 16.1% to $229.4 million in 1997. Revenues in the Company's Corporate Enterprise Solutions ("CES") group increased from $60.0 million in 1996 to $275.7 million in 1998, a compounded annual growth rate of 114.4%. Revenue growth in this segment resulted principally from the acquisition of Xpedite in February 1998 and ATS in April 1998 and increases in the call center IVR services provided to Bank of America (formerly NationsBank). Revenue grew from $137.5 million to $169.4 million in the Emerging Enterprise Solutions ("EES") group over the same period, a compounded annual growth rate of 11.0%. Revenue growth in this segment resulted mainly from strategic partner programs, including Premiere's strategic alliance with MCI WorldCom and private label calling card programs with American Express, DeltaTel and MBNA, which experienced significant increases in new subscribers. The Company also experienced revenue increases from expanded Enhanced Calling Services, including prepaid calling cards. Revenue growth in these EES group's programs were offset in part by revenues losses resulting from the bankruptcy of two wholesale Enhanced Calling Services customers in the second quarter of 1998, management's decision to discontinue certain unprofitable prepaid calling card programs and the expiration of revenue commitments provided under the Company's strategic alliance agreement with MCI WorldCom. Revenues from the lost customers and discontinued programs set forth above contributed revenues of $33.1 million, $39.6 million and $5.5 million in 1998, 1997 and 1996, respectively.

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

  Depreciation and amortization was $110.0 million or 24.7% of revenues in 1998, $17.1 million or 7.4% of revenues in 1997 and $14.2 million or 7.2% of revenues in 1996. Increases in depreciation and amortization in 1998 result mainly from depreciation and amortization of assets acquired in the purchases of Xpedite and ATS in 1998 and the acceleration of depreciation and amortization of certain other operating and intangible assets. Identifiable intangible assets and goodwill acquired in the Xpedite and ATS acquisitions of approximately $517.3 million is being amortized over 3 to 7 years. In addition, amortization and depreciation of certain operating and intangible assets with a carrying value of approximately $80.1 million at December 31, 1998 was accelerated effective in the fourth quarter of 1998 following a reduction in the estimated useful lives of such assets. This action was based on a reassessment of the utility of such assets by Premiere's management. The affected assets consist of goodwill and other intangible assets and computer and telecommunications equipment associated with certain legacy technology systems the use of which will be discontinued in the forseeable future. Such assets will be amortized over lives ranging from 1 to 7 years effective in the fourth quarter of 1998 as compared with lives ranging from 5 to 40 years prior to the change. In 1998, management also evaluated the useful economic life of a strategic alliance intangible asset based on current facts and circumstances including the current level of revenues being generated by the strategic alliance. In connection with this evaluation, the carrying value of this asset was reduced by a charge of approximately $13.9 million in the fourth quarter of 1998. The amortization period of the remaining carrying value of this asset was reduced to 3 years effective in the fourth quarter of 1998 which compares with an estimated remaining useful life of 23 years prior to the change. Incremental depreciation and amortization expense recorded in 1998 as compared with 1997 resulting from assets acquired in the Xpedite and ATS acquisitions and acceleration of depreciation and amortization of the operating and intangible assets set forth above approximates $92.0 million. Increased depreciation and amortization expense in 1997 as compared with 1996 results mainly from depreciation associated with increased purchases of computer telephony equipment to support new business growth, amortization of goodwill and other intangibles acquired in connection with the Voice-Tel acquisitions in 1997 and amortization of the strategic alliance asset recorded in 1996. See
Note 6--Strategic Alliances and Investments.

  Net interest expense increased to $14.7 million in 1998, from $0.9 million in 1997 and $1.7 million in 1996. Net interest expense increased in 1998 mainly due to interest associated with $132.3 million of debt assumed in the acquisition of Xpedite in February 1998 and $5.9 million of debt assumed in the acquisition of ATS in April 1998. Substantially all of the debt assumed in the acquisition of Xpedite was associated with a short-term revolving loan facility maintained by Xpedite. In December 1998, Premiere amended and restated this facility for a one year period. The amount outstanding under this loan facility at December 31, 1998 was $118.1 million. Borrowings assumed in the acquisition of ATS consisted principally of term notes secured by operating equipment purchased with the proceeds of the loans. These terms loans were repaid in full by Premiere in 1998. Also contributing to the increase in net interest expense in 1998 was the reduction in cash and marketable securities balances to fund operations and other strategic initiatives thereby lowering interest income. Net interest expense in 1996 resulted mainly from indebtedness assumed in the Voice-Tel acquisitions in 1997 and the VoiceCom acquisition in September 1997. The majority of these obligations were repaid subsequent to the acquisitions.

  Restructuring, merger costs and other special charges incurred in 1998 were $15.6 million compared to $73.6 million in 1997. See Note 3--Restructuring, Merger Costs and other Special Charges and Note 4 Acquisitions in the Notes to Consolidated Financial Statements and "Restructuring, Merger Costs and Other Special Charges" which follows for a description of these costs.

  Accrued settlement costs were $1.5 million in 1998 and 1997 and $1.3 million in 1996. See Note 15--Commitments and Contingencies of the Notes to the Consolidated Financial Statements and "Legal Proceedings" under Item 3 of Part I of this document for further information about the matters giving rise to these accruals.

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

  Shareholders of ATS also received approximately 712,000 shares of Premiere common stock in connection with the acquisition. Remaining cash paid for acquisitions in 1998 is associated with payment of transaction related costs incurred in acquiring Xpedite and three individually insignificant acquisitions including two Document Distribution businesses located in Germany and Singapore and a company engaged in marketing long distance calling cards to college students in the United States. The Company paid cash of approximately $8.3 million in 1998 to acquire initial or increase existing equity interests in various companies engaged in emerging technologies, such as the Internet. Premiere's investments include minority equity investments in WebMD, a leading full service Internet healthcare Web site, USA.NET, a leading electronic messaging company, Intellivoice, an entity engaged in developing voice activation and other technologies, VerticalOne, a network-based services provider that increases frequency, duration, and quality of visits to customers' Web sites, and Webforia, a provider of Web services, tools and communities that assist individuals in the process of researching, organizing and presenting high quality information from the Internet. Management intends to continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. Significant investing activities in 1997 and 1996 included investment of proceeds associated with Premiere's $172.5 million convertible subordinated debt issuance in 1997 and its initial public offering which raised net proceeds of approximately $74.6 million in 1996. Premiere made capital expenditures to purchase property and equipment, mainly computer and telecommunications equipment, of approximately $33.4 million in 1997 and $21.9 million in 1996. These expenditures were made primarily to expand operational infrastructure to support new business growth. Management anticipates that these expenditures will continue to increase in the future as the Company upgrades and expands the operational infrastructure of both its existing computer telephony network and integrates the networks of its acquired companies. In addition, the Company paid approximately $16.2 million of cash in connection with the Voice-Tel acquisitions in 1997 and $2.9 million in the acquisition of TeleT in 1996. See also Note 4 -- Acquisitions in Notes to Consolidated Financial Statements.

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

Restructuring, Merger Costs And Other Special Charges

  Premiere recorded restructuring, merger costs and other special charges of approximately $15.6 million in 1998. Such amount is comprised of approximately $7.5 million of costs recorded in the first quarter of 1998 representing the estimated costs to restructure certain operating activities of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. In the fourth quarter of 1998, Premiere recorded a $13.9 million charge to write-down the value of its strategic alliance intangible asset. This charge was required based upon management's evaluation of revenue levels expected from this alliance. In addition, Premiere recorded a charge of approximately $3.9 million to reduce the carrying value of its investment in certain equity securities to fair market value. This charge was necessitated based upon management's assessment that the decline in value of these securities was not temporary. These charges were offset in part by a net reduction in restructuring reserves of approximately $9.7 million. The reduction in reserves was necessary to eliminate remaining accruals associated with programs that have been completed and to reflect subsequent changes to management's restructuring plans.

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

The Year 2000 Issue

  The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software has historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

  The Company's State Of Readiness. The Company has formed a Year 2000 Executive Committee comprised of members of senior management and a Year 2000 Task Force comprised of project leaders for each of the Company's operating subsidiaries and key corporate functional areas. The Year 2000 Executive Committee and the Task Force are charged with evaluating the Company's Year 2000 issue and taking appropriate actions so that the Company will incur minimal disruption from the Year 2000 issue ("Year 2000 ready"). The Year 2000 Task Force has developed and is implementing a comprehensive initiative (the "Initiative") to make the Company's necessary software applications and/or systems ("Software Applications") and hardware platforms ("Hardware Platforms") Year 2000 ready. The Initiative covers the following seven phases:
(i) inventory of all appropriate Software Applications and Hardware Platforms,
(ii) assessment of appropriate repair requirements, (iii) repair or replacement of Software Applications and Hardware Platforms, where appropriate, (iv) researching and/or testing of appropriate individual Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, (v) certification by users or testers within the Company that such Software Applications and Hardware Platforms appropriately handle dates and date-related data regarding the Year 2000 issue, (vi) appropriate system integration testing of multiple Software Applications and Hardware Platforms to determine correct manipulation of dates and date- related data regarding the Year 2000 issue, and (vii) creation of commercially reasonable contingency plans in the event certain Year 2000 readiness efforts fail. The Company is aware that some of its Hardware Platforms contain embedded microprocessors and it has included the repair or replacement of such embedded microprocessors as part of the Initiative.

  The Company retained a nationally recognized independent consultant ("Consultant") to assist in assessing and recommending revisions to the Initiative, and such recommendations have been taken into consideration in developing the Initiative. The Company will periodically review its progress with respect to the Initiative as the Year 2000 is approached and reached. This periodic review by the Company will include additional adjustments to the Initiative, as required.

  The Company has materially completed the first six phases of the Initiative for certain of its Software Applications and Hardware Platforms. While each of the Company's operating subsidiaries is at a different stage of completion of the Initiative, the Initiative calls for a majority of the Company's operating subsidiaries to complete the first six phases of the Initiative by June 30, 1999. In one operating subsidiary, one operational challenge not related to Year 2000 has the potential to delay the completion of software deployment in one subsystem into third quarter of 1999. Two contingency plans are being pursued in parallel with the primary initiative to insure that there is minimal impact on customers' use of the Company's services. The system integration testing of Software Applications and Hardware Platforms required by phase (vi) of the Initiative has begun with respect to some of the Company's business activities. The Initiative calls for initiation of final testing throughout the Company by no later than the middle of the second quarter of 1999.

  In the process of assessing the Year 2000 readiness of Software Applications and Hardware Platforms as required by phase (ii) of the Initiative, the Company has communicated with many of its suppliers of Software Applications and Hardware Platforms to determine (1) whether the Software Applications and Hardware Platforms provided to the Company will correctly manipulate dates and date-related data as the Year 2000 is approached and reached, and (2) whether the suppliers will solve their Year 2000 problems in order to continue providing the Company products and services as the Year 2000 is approached and reached. The Company has received verification that the majority of suppliers' Software Applications and Hardware Platforms, with appropriate "version modification," will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. If a supplier informs the Company that it will not appropriately rectify its Year 2000 issues, then the Company will use that information to develop appropriate contingency plans as required by phase
(vii) of the Initiative. As a general matter, the company may be vulnerable to a supplier's inability to remedy its own Year 2000 issues. Other than the Company's own remediation efforts, there can be no assurance that the Software Applications and Hardware Platforms supplied by third parties on which the Company's business relies will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

  To operate its business, the Company relies upon providers of telecommunication services, government agencies, utility companies and other third party service providers ("External Providers"), over which it can assert little control. If the inability of any of these entities to correct their Year 2000 issues results in a failure to provide the Company's services, the Company's operations may be materially adversely impacted and may result in a material adverse effect on the Company's business, financial condition and results of operations. The Company depends upon telecommunications carriers to conduct its business and is heavily dependent upon the ability of such telecommunications carriers to correctly fix their Year 2000 issues. If telecommunications carriers and other External Providers do not appropriately rectify their Year 2000 issues and are unable to provide the Company services, the Company's ability to conduct its business may be materially impacted, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

  A significant portion of the Company's business is conducted outside of the United States. External Providers located outside of the United States may face significantly more severe Year 2000 issues than similar entities located in the United States. If such External Providers located outside the United States are unable to rectify their Year 2000 issues, the Company may be unable to effectively conduct the international portion of its business, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

  Costs to Address the Company's Year 2000 Issues. Thus far the majority of the work on the Initiative has been performed by the Company's employees and subcontractors, which has limited the cost spent to date. The Company estimates that the total historical and future costs of implementing the Initiative will be approximately $7 million, the majority of which relate to capital expenditures. However, because the Initiative may undergo changes as a result of many factors, including but not limited to, the results of any phase of the Initiative, the Company's periodic review of its progress or recommendations of the Consultant, the Company's estimate of the total cost of implementation may be revised as the Initiative progresses. In the event such costs need to be revised, such revised costs could have a material adverse effect on the Company's financial condition and results of operations. The Company will fund the costs of implementing the Initiative from cash flows. The Company has not deferred any specific information technology project as a result of the implementation of the Initiative. The Company does not expect that the opportunity cost of implementation of the Initiative will have a material effect on the financial condition of the Company or its results of operations.

  Risks Presented by Year 2000 Issues. Until system integration testing is substantially complete, the Company cannot fully estimate the risks of its Year 2000 issue. As a result of system integration testing, the Company may identify business activities that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation of the Initiative, and should not be construed to mean that there is no business activity which is at risk of a Year 2000 related disruption. It is possible that one or more disruptions to a major business activity could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as noted above, many of the Company's business critical External Providers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company's Contingency Plans. The Initiative includes the development of commercially reasonable contingency plans for business activities that are susceptible to a substantial risk of a disruption resulting from a Year 2000 related event. Because the Company has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any business activity. The Company is aware of the possibility that certain business activities may be hereafter identified as at risk. Consistent with the Initiative, the Company is developing contingency plans for such business activities as and if such determinations are made.

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

  "Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than Premiere's 1999 fiscal year. Also, in June 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. The Company expects no material adverse effect to its financial position upon adoption of SOP 98-1 or SOP 98-5.

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

We Need to Attract and Retain Highly Qualified Technical Personnel.

  We also believe that to be successful we must hire and retain highly qualified engineering and product development personnel. Competition in the recruitment of highly qualified personnel in the information and telecommunications services industry is intense. If we are not able to locate, hire and retain such personnel it may have a material adverse effect on our business, financial condition and results of operations. No assurance can be given that we will be able to retain our key technical employees or that we will be able to attract qualified personnel in the future.

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

We Rely on Amway for Significant Revenues.

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

Our Success Depends on Our Ability to Establish and Maintain Licensing and Wholesale Relationships.

  We have licensing and wholesale relationships with companies that have chosen to outsource part or all of their communications card services. License fees accounted for approximately 11.7% and 5.8% of our revenues in 1997 and 1998, respectively. MCI WorldCom accounted for approximately 66.9% of our 1997 license fees and 7.0% of our total 1997 revenues, and approximately 53.3% of our license fees and 3.1% of our total revenues in 1998. Although we intend to increase our number of licensees and our licensee transaction volume in the future, our success depends in part upon the ultimate success or failure of our licensees and our ability to establish and maintain licensing and strategic relationships. There can be no assurance that the failure of one or more of our licensees to develop and sustain a market for our services, or termination of one or more of our licensing or strategic relationships, will not have a material adverse effect on our business, financial condition and results of operations.

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

Downtime in Our Platforms and Network Infrastructure Could Result in the Loss of Significant Customers.

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

One or More Adverse Outcomes in Our Pending Litigation Could Have a Material Effect on Our Business.

  In the ordinary course of our business, we are subject to claims and litigation from third parties alleging that our products and services infringe the patents, trademarks and copyrights of such third parties. See "Business-- Proprietary Rights and Technology." We have several litigation matters pending not involving infringement claims which we are defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations. For a description of the Company's pending material litigation, see "Item 3--Legal Proceedings" of this Form 10-K.

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

Software Failures or Errors May Result in Failure of Our Networks and/or Platforms or Loss of Significant Customers.

  The software that we have developed and utilized in providing our services, including the Orchestrate(R) software, may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or platforms, there can be no assurance that errors will not be found in the software after the software goes into use. Any such error may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of customers to use our networks or the cancellation by significant customers of their service with us, any of which could have a material adverse effect on our business. We maintain technology errors and omissions insurance coverage of $35.0 million per policy aggregate. However, there can be no assurance that we will be able to maintain our technology errors and omissions insurance, that such insurance will continue to be available at reasonable prices or will be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.

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

  We operate Voice and Data Messaging service centers in Canada, Australia, New Zealand and Puerto Rico and new Voice and Data Messaging service centers have recently been established in the United Kingdom, Germany, Italy, Japan, Hong Kong and South Korea. In addition, Conferencing operations were recently established in Canada. We also plan to establish Conferencing operations or capability in the United Kingdom, Germany, France, Singapore, Australia and Hong Kong.

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

  At December 31, 1998, no derivative financial instruments were outstanding to hedge interest rate risk. The interest rates on the Company's borrowings under its credit facility are based on either the lender's Prime Rate or LIBOR. Any changes in these rates would affect the rate at which the Company could borrow funds under its bank credit facility. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at December 31, 1998, fixed rate convertible subordinated notes outstanding at December 31, 1998, by $7.2 million. A hypothetical 10% increase in interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by $1.1 million in 1999.

  Approximately 22.2% of the Company's sales and 15.2% of its operating costs and expenses were transacted in foreign currencies in 1998. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and local currency sales in Europe (principally the United Kingdom and Germany). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at December 31, 1998. To minimize the impact of changes in exchange rates, the Company borrows from time to time in British Pounds under its credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Premiere Technologies, Inc. and Subsidiaries Index to Consolidated Financial
                                  Statements

Report of Independent Public Accountants..................................   48
Consolidated Balance Sheets, December 31, 1998 and 1997...................   49
Consolidated Statements of Operations, Years Ended December 31, 1998, 1997
 and 1996.................................................................   50
Consolidated Statements of Shareholders' Equity (Deficit), Years Ended
 December 31, 1998, 1997 and 1996.........................................   51
Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997
 and 1996.................................................................   52
Notes to Consolidated Financial Statements................................   53

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

                                              ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 15, 1999

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 AND 1997
                       (in thousands, except share data)

                                                              1998      1997
                                                            --------  --------
                            ASSETS
CURRENT ASSETS

  Cash and equivalents..................................... $ 19,226  $ 21,770
  Marketable securities....................................   20,769   154,569
  Accounts receivable (less allowances of $9,437 and
   $3,303, respectively)...................................   55,660    20,719
  Prepaid expenses and other...............................   10,551     6,941
  Deferred income taxes, net...............................   20,977    25,715
                                                            --------  --------
   Total current assets....................................  127,183   229,714

PROPERTY AND EQUIPMENT, NET................................  134,700    63,577

OTHER ASSETS

  Deferred income taxes, net...............................       --     3,963
  Strategic alliances and investments, net.................   28,510    51,895
  Intangibles, net.........................................  492,185    20,756
  Other assets.............................................   20,173    11,203
                                                            --------  --------
                                                            $802,751  $381,108
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable......................................... $ 24,270  $ 30,704
  Deferred revenue.........................................    1,877     7,139
  Accrued taxes............................................   16,279     9,745
  Accrued liabilities......................................   46,940    20,192
  Revolving loan...........................................  118,082        --
  Current maturities of long-term debt.....................    1,412     2,849
  Current portion of capital lease obligations.............    1,958     3,058
  Accrued restructuring, merger costs and other special
   charges.................................................    7,545    19,845
                                                            --------  --------
   Total current liabilities...............................  218,363    93,532
                                                            --------  --------

LONG-TERM LIABILITIES

  Convertible subordinated notes...........................  172,500   172,500
  Long-term debt...........................................    4,191       854
  Obligations under capital lease..........................    1,530     2,437
  Other accrued liabilities................................    1,111    10,971
  Deferred income taxes, net...............................    4,162        --
                                                            --------  --------
   Total long-term liabilities.............................  183,494   186,762
                                                            --------  --------

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 Years Ended December 31, 1998, 1997 and 1996
                                (in thousands)

                   Series A
                   (Formerly
                    Series
                     1994)    Common Additional     Stock        Note                  Stock                Cumulative
                   Preferred  Stock   Paid-In   Subscriptions Receivable  Treasury   Warrants   Accumulated Translation
                     Stock    Issued  Capital    Receivable   Shareholder  Stock    Outstanding   Deficit   Adjustment
                   ---------  ------ ---------- ------------- ----------- --------  ----------- ----------- -----------
BALANCE, December
31, 1995.........  $  3,907    $198   $ 29,146     $(2,437)      $  --    $    --      $ 244     $ (42,697)   $   --
Comprehensive
Income:
 Net income......        --      --         --          --          --         --         --         3,458        --
Comprehensive
 income..........
Conversion of
Series A
Preferred Stock..    (3,907)     31      3,876          --          --         --         --            --        --
Conversion of
 stock warrants..        --       6        238          --          --         --       (244)           --        --
Payment of
subscriptions
receivable.......        --      --         --       2,437          --         --         --            --        --
Issuance of
common stock:
Initial public
offering.........        --      46     74,571          --          --         --         --            --        --
Acquisition
(TeleT)..........        --       5      7,495          --          --         --         --            --        --
Strategic
investment (MCI
WorldCom)........        --      21     25,174          --          --         --         --            --        --
Exercise of stock
options..........        --       9        308          --          --         --         --            --        --
Income tax
benefit from
exercise of stock
options..........        --      --      6,886          --          --         --         --            --        --
Other equity
transactions,
primarily
S-corporation
distributions....        --      --       (665)         --          --         --         --        (3,573)       --
                   --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE, December
31, 1996.........  $     --    $316   $147,029     $    --       $  --    $    --      $  --     $ (42,812)   $   --
Comprehensive
Loss:
 Net loss........        --      --         --          --          --         --         --       (25,375)       --
Comprehensive
 loss............
Payment of debt
in common stock
(Voice-Tel
Acquisitions)....        --       5     11,577          --          --         --         --            --        --
Issuance of
common stock:
Voice-Tel
Acquisitions.....        --       2        789          --          --         --         --            --        --
Exercise of stock
options..........        --      18      4,692          --          --         --         --            --        --
Income tax
benefit from
exercise of stock
options..........        --      --     15,262          --          --         --         --            --        --
Issuance of
shareholder note
receivable.......        --      --         --          --        (973)        --         --            --        --
Recapitalization
of S-corporation
accumulated
earnings.........        --      --        735          --          --         --         --          (735)       --
Other equity
transactions,
primarily
S-corporation
distributions....        --      --         --          --          --         --         --        (9,716)       --
                   --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE, December
31, 1997.........  $     --    $341   $180,084     $    --       $(973)   $    --      $  --     $ (78,638)   $   --
Comprehensive
Loss:
 Net loss........        --      --         --          --          --         --         --       (74,206)       --
 Translation
  adjustments....        --      --         --          --          --         --         --            --     1,269
Comprehensive
 loss............
Treasury stock
 purchase........        --      --         --          --          --     (9,133)        --            --        --
Issuance of
 common stock:
Xpedite
 Acquisition.....        --     110    345,009          --          --         --         --            --        --
ATS Acquisition..        --       7     23,527          --          --         --         --            --        --
Exercise of stock
 options.........        --      11      7,318          --          --         --         --            --        --
Income tax
benefit from
exercise of stock
options..........        --      --      6,168          --          --         --         --            --        --
                   --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE, December
 31, 1998........  $     --    $469   $562,106     $    --       $(973)   $(9,133)     $  --     $(152,844)   $1,269
                   ========    ====   ========     =======       =====    =======      =====     =========    ======
                       Total
                   Shareholders'
                      Equity
                     (Deficit)
                   -------------
BALANCE, December
31, 1995.........    $(11,639)
Comprehensive
Income:
 Net income......       3,458
                   -------------
Comprehensive
 income..........       3,458
                   -------------
Conversion of
Series A
Preferred Stock..          --
Conversion of
 stock warrants..          --
Payment of
subscriptions
receivable.......       2,437
Issuance of
common stock:
Initial public
offering.........      74,617
Acquisition
(TeleT)..........       7,500
Strategic
investment (MCI
WorldCom)........      25,195
Exercise of stock
options..........         317
Income tax
benefit from
exercise of stock
options..........       6,886
Other equity
transactions,
primarily
S-corporation
distributions....      (4,238)
                   -------------
BALANCE, December
31, 1996.........    $104,533
Comprehensive
Loss:
 Net loss........     (25,375)
                   -------------
Comprehensive
 loss............     (25,375)
                   -------------
Payment of debt
in common stock
(Voice-Tel
Acquisitions)....      11,582
Issuance of
common stock:
Voice-Tel
Acquisitions.....         791
Exercise of stock
options..........       4,710
Income tax
benefit from
exercise of stock
options..........      15,262
Issuance of
shareholder note
receivable.......       (973)
Recapitalization
of S-corporation
accumulated
earnings.........
Other equity
transactions,
primarily
S-corporation
distributions....      (9,716)
                   -------------
BALANCE, December
31, 1997.........    $100,814
Comprehensive
Loss:
 Net loss........     (74,206)
 Translation
  adjustments....       1,269
                   -------------
Comprehensive
 loss............     (72,937)
                   -------------
Treasury stock
 purchase........      (9,133)
Issuance of
 common stock:
Xpedite
 Acquisition.....     345,119
ATS Acquisition..      23,534
Exercise of stock
 options.........       7,329
Income tax
benefit from
exercise of stock
options..........       6,168
                   -------------
BALANCE, December
 31, 1998........    $400,894
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

2. SIGNIFICANT ACCOUNTING POLICIES

Restatement

  In February 1999, Premiere announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission, Premiere is required to discontinue accounting for its acquisition of Xpedite as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. Accordingly, the Company has restated its unaudited interim financial statements. The Office of the Chief Accountant determined that Premiere's post merger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements. No questions were raised regarding the propriety of the original accounting of the merger with Xpedite.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  "Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than Premiere's 1999 fiscal year. Also, in June 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined to be expensed as incurred. The Company expects no material impact to its financial position upon adoption of SOP 98-1 or SOP 98-5.

Reclassifications

  Certain prior year amounts in the Company's financial statements have been reclassified to conform to the 1998 presentation.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

3. RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

  In 1998, Premiere recorded restructuring, merger costs and other special charges of approximately $15.6 million. Such costs consist of write-downs of two strategic investments associated with its Emerging Enterprise Solution group in 1998 totaling approximately $17.8 million offset in part by a net reduction in accrued restructuring, merger costs and other special charges of approximately $2.2 million discussed below. Approximately $13.9 million of the $17.8 million write-down relates to a write-down in the carrying value of the MCI WorldCom strategic alliance intangible asset. This charge was required based upon management's assessment regarding recoverability of this asset given current events and circumstances and guidelines mandated by SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The fair market value of this asset was computed using the estimated future cash flows expected to be derived under this arrangement discounted at an appropriate rate. The Company reevalulated the carrying value and remaining life of the MCI WorldCom strategic alliance in light of the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. The remaining write-down reflects a charge of approximately $3.9 million to reduce the carrying value of Premiere's investment in certain equity securities of DigiTEC 2000 to their fair market value. This charge resulted from management's assessment that the decline in value of these securities was not temporary. The fair market value of this investment used to determine the impairment charge was based on quoted market prices.

  The $2.2 million net reduction of accrued restructuring, merger costs and other special charges includes a charge of approximately $7.5 million in the first quarter of 1998 to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions result from management's plans to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company is currently generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase allocation of Xpedite. These costs were offset by adjustments in the reserve balance in the fourth quarter of 1998 which reduced such reserves by approximately $9.7 million. The net reduction in reserves was necessary to eliminate remaining accruals for programs that have been completed at lower cost than anticipated and to reflect subsequent changes to management's restructuring plans.

  In 1997, Premiere recorded restructuring, merger costs and other special charges of approximately $73.6 million in connection with its mergers of VoiceCom and Voice-Tel. In connection with the VoiceCom acquisition, the Company recorded restructuring, merger costs and other special charges of approximately $28.2 million in the third quarter of 1997. Such amounts consist of transaction costs, asset impairments, costs to terminate or restructure certain contractual obligations and other costs. Transaction costs associated with the VoiceCom acquisition were expensed as required by the pooling-of-interests method of accounting. Other restructuring and special charges recorded in the third quarter result principally from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative product offerings and terminating or restructuring certain contractual obligations. The Company recorded approximately $45.4 million of restructuring, merger costs and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges result from management's plan to restructure the operations of the Voice-Tel Entities under a consolidated business group model and discontinue its franchise

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES operations. This initiative involves substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities.

  Reserves for restructuring, merger costs and other special costs and charges against operations for the year ended December 31, 1998 are as follows (in thousands):

                                         Charges (Credits)
                                           to Operations
                                        -------------------
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
                             =======    ======    =======   =========    =======

4. ACQUISITIONS

American Teleconferencing Services, Ltd. Acquisition

  In April 1998, the Company purchased all of the issued and outstanding common stock of American Teleconferencing Services ("ATS"), a provider of full service conference calling and group communication services. The shareholders of ATS received an aggregate of approximately 712,000 shares of Premiere common stock and cash consideration of approximately $22.1 million. Excess purchase price over fair value of net assets acquired of approximately $47 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years. This transaction has been accounted for as a purchase.

Xpedite Systems, Inc. Acquisition

  On February 27, 1998, Premiere acquired Xpedite Systems, Inc. ("Xpedite"), a worldwide leader in the enhanced document distribution business including fax, e-mail, telex and mailgram services. Premiere issued approximately
11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated as follows:

   Operating and other tangible assets................................ $ 90,035
   Customer lists.....................................................   35,700
   Developed technology...............................................   34,300
   Acquired research and development..................................   15,500
   Assembled workforce................................................    7,500
   Goodwill...........................................................  384,701
                                                                       --------
   Assets acquired....................................................  567,736
   Less liabilities assumed...........................................  203,487
                                                                       --------
                                                                       $364,249
                                                                       ========

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The valuation of intangible assets and acquired research and development were based upon an independent appraisal. Acquired research and development costs represents the value assigned to research and development projects in the development stage which had not reached technological feasibility at the date of acquisition or had no alternative future use. These costs were expensed at the date of acquisition.

  The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor are anticipated beginning in 1999 and a discount rate of 25% was used.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  A reconciliation of previously reported operating results to those restated for pooling-of-interests transactions is as follows:

                                                                       1996
                                                                  --------------
                                                                  (in thousands,
                                                                    except per
                                                                   share data)
   Revenue:
    Premiere, as previously reported.............................    $ 52,079
    Voice-Tel Acquisitions.......................................      90,075
    VoiceCom.....................................................      55,320
                                                                     --------
   Premiere, as restated.........................................    $197,474
                                                                     ========
   Net income (loss):
    Premiere, as previously reported.............................    $   (956)
    Voice-Tel Acquisitions.......................................       3,972
    VoiceCom.....................................................         442
                                                                     --------
   Premiere, as restated.........................................    $  3,458
                                                                     ========
   Net income (loss) per share:
    Premiere, as previously reported
    Basic........................................................    $  (0.05)
                                                                     ========
    Diluted......................................................    $  (0.05)
                                                                     ========
   Premiere, as restated
    Basic........................................................    $   0.12
                                                                     ========
    Diluted......................................................    $   0.11
                                                                     ========

TeleT Acquisition

  On September 18, 1996, the Company purchased substantially all of the assets and business operations of TeleT Communications LLC ("TeleT") for 498,187 shares of the Company's common stock and approximately $2.9 million in cash. TeleT was an Internet-based technology development company focused on the integration of computers and telephones.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                                                 ------ -------
   Property and equipment, net.................................. $2,027 $ 7,478
                                                                 ====== =======

  Management continually reevaluates the Company's assets with respect to estimated remaining useful lives and whether current events and circumstances indicate an impairment condition exists. Effective in the fourth quarter of 1998, management accelerated depreciation of certain assets by shortening their estimated useful lives. These assets consist of computers and telecommunications equipment associated with certain legacy technology systems which management intends to remove from service in the foreseeable future. The carrying value of such assets approximated $45.3 million at December 31, 1998. Effective in the fourth quarter of 1998, these assets will be amortized over periods ranging from nine months to one year, the anticipated remaining service period. The remaining estimated useful lives of these assets prior to this change ranged from two to five years.

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
                                                                ------- -------
                                                                $28,510 $51,895
                                                                ======= =======

  In November 1996, the Company entered into a strategic alliance agreement with WorldCom, Inc. (predecessor to MCI WorldCom), the second largest long-distance carrier in the United States. Under the agreement, MCI WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with this agreement, the Company issued to MCI WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on an independent appraisal), and paid MCI WorldCom approximately $4.7 million in cash. The Company periodically reviews this asset for impairment and in 1998 determined that a write-

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES down was required based upon management's assessment of revenue levels expected to be derived from this alliance and uncertainties surrounding the merger of WorldCom and MCI in 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment of approximately $13.9 million in 1998. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the change. Premiere also recorded a write-down of approximately $3.9 million in 1998 in its investment in certain equity securities of DigiTEC 2000. This charge was necessary to reduce the carrying value of this investment to its fair market value. The charge resulted from management's assessment that the decline in value of these securities below their carrying value was not temporary. See also Note 3 "Restructuring, Merger Costs and Other Special Charges."

  Intangible assets and equity investments classified as strategic alliances and investments consist of initiatives funded by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as the Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. The Company made cash investments of approximately $8.3 million in 1998 to acquire initial or increase existing equity interests in various companies engaged in emerging technologies, such as the Internet. Premiere's investments include minority equity interests in WebMD, a provider of internet-based services to the healthcare industry, USA.NET, a leading provider of outsourced e-mail services, Intellivoice, an entity engaged in developing internet-enabled communications products, VerticalOne, a network-based services provider that increases frequency, duration, and quality of its customers' visits to Web sites and Webforia, a provider of Web services, tools and communities that assist individuals in presenting high quality information from the Internet. Management will continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. All equity investments held by the Company in other organizations represent a less than 20 percent ownership and are being accounted for under the cost method.

7. INTANGIBLES ASSETS

  Intangible assets consist of the following amounts for December 31, 1998 and 1997 (in thousands):

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
                                                      --------
                                                      $462,201
                                                      ========

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

8. INDEBTEDNESS

  Long-term debt at December 31 is as follows (in thousands):

                                                                  1998    1997
                                                                -------- ------
   Revolving loan ............................................. $118,082 $  --
   Notes payable to banks......................................    5,122    573
   Notes payable to shareholders and individuals...............      481  3,130
                                                                -------- ------
                                                                 123,685  3,703
   Less current portion........................................  119,494  2,849
                                                                -------- ------
                                                                $  4,191 $  854
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
                                                                        --------
                                                                        $123,685
                                                                        ========

9. CONVERTIBLE SUBORDINATED NOTES

  In July 1997, the Company issued convertible subordinated notes
("Convertible Notes") of $172,500,000 which mature in 2004 and bear interest at 5 3/4%. The Convertible Notes are convertible at the option of the holder

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The Convertible Notes are redeemable by the Company beginning in July 2000 at a price of 103% of the conversion price declining to 100% at maturity with accrued interest. Debt issuance costs consisting of investment banking, legal and other fees of approximately $6,028,000 incurred in connection with the Convertible Notes are being amortized on a straight-line basis over the life of the notes and are included in other assets in the accompanying balance sheets. Included in interest is approximately $785,000 and $897,000 of debt issuance cost amortization for December 31, 1998 and 1997, respectively.

10. FINANCIAL INSTRUMENTS

  The estimated fair value of certain financial instruments at December 31, 1998 and 1997 are as follows:

                                                  1998              1997
                                            ----------------- ----------------
                                            Carrying   Fair   Carrying  Fair
(Dollar amounts in thousands)                Amount   Value    Amount   Value
-----------------------------               -------- -------- -------- -------
Cash and short-term investments............ $ 19,226 $ 19,226 $21,770  $21,770
Marketable securities......................   20,769   20,769 154,569  154,569
Revolving loan.............................  118,082  118,082     --       --
Convertible subordinated notes (see Note
 9)........................................  172,500   96,169 172,500  181,349
Notes payable, long-term debt and capital
 leases (see Notes 8 and 15)...............    9,091    9,091   9,198    9,198

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

12. STOCK-BASED COMPENSATION PLANS

  The Company has three stock based compensation plans, 1994 Stock Option Plan, 1995 Stock Plan and 1998 Stock Plan, which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. These plans are administered by a committee consisting of members of the board of directors of the Company.

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

  Sharp declines in the market price of the Company's common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of the Company's common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998 the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive Officer Boland T. Jones) to $10.25, which was the closing price of Premiere's common stock on such date. While the vesting schedules remained unchanged, the repriced and regranted options are generally subject to a twelve-month black-out period, during which the options may not be exercised. If an optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of Premiere's common stock on such date. Again, the vesting schedules remained the same and the repriced or regranted options are generally subject to a twelve-month black-out period during which the option may not be exercised. If the optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service.

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
                                                    ==========       ======

  The following table summarizes information about stock options outstanding at December 31, 1998:

                        Weighted  Weighted Average             Weighted Average
 Range of                Average      Exercise                     Exercise
 Exercise     Options   Remaining Price of Options   Options   Price of Options
  Prices    Outstanding   Life      Outstanding    Exercisable   Exercisable
 ---------  ----------- --------- ---------------- ----------- ----------------
 $0--$4.99   2,531,976    4.58         $1.33        2,531,569       $1.33
 $5.00--
  $9.99     10,366,085    7.18          5.76        2,407,747        6.28
 $10.00--
  $14.99       497,520    6.09         10.41          216,833       10.62
 $15.00--
  $30.00       554,275    4.59         22.67          514,022       22.71
            ----------    ----         -----        ---------       -----
            13,949,856    6.56         $5.79        5,670,171       $5.72
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

  In November 1995, the Company loaned $90,000 with recourse to an officer of the Company in connection with the officer's transition from his previous employer to the Company. This unsecured loan is evidenced by a

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES promissory note bearing interest at 6.11%, the interest on which is payable beginning in November 1997 and continuing each year until November 1999. Principal is to be repaid in five equal annual installments, with accrued interest, commencing in November 2000. The principal and accrued interest on this note were cancelled in January 1998.

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

  During 1998, the Company leased the use of an airplane on an hourly basis from a limited liability company that is owned 99% by the Company's chief executive officer and 1% by the Company. In connection with this lease arrangement, the Company advanced approximately $270,000 to the limited liability company to pay the expenses of maintaining and operating the airplane. The amount due from the limited liability company is recorded as an account receivable at December 31, 1998.

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
                                                              ------
   Obligations under capital lease, net of current portion... $1,530
                                                              ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Rent expense under operating leases was approximately $11.2 million, $7.5 million and $8.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum payments for facilities rent are reduced by scheduled sublease income of approximately $501,000 and $700,000 for the years ended December 31, 1998 and 1997. During 1997 and 1996, additions of computer and telecommunications equipment resulted in an increase in capital lease obligations of approximately $829,000 and $85,000, respectively.

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

  The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern district of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisitions of Voice-Tel, Voice-Tel franchises and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, ATS, TeleT and VoiceCom, as well as its venture with UniDial Communications, its investment in USA.NET, and the commercial release of Orchestrate. Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving anticipated revenue and earnings from its voice messaging product group, due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of CNC, and his company, Platinum Network, Corp. ("Platinum") (Al-Khatib and Platinum are collectively referred to herein as "Plaintiffs"), filed a complaint against PCI, WorldCom Network Services, Inc. f/k/a WilTel, Inc., ("World-Com"), Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX (the "Defendants") in the United States District Court for Eastern District of New York., Plaintiffs contend that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. This matter has been settled, pending payment of $250,000 by Khatib to WorldCom. The settlement does not require PCI or Premiere to make any payments.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated claims in these patents and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by four patents owned by Aspect. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. On March 29, 1999 the Company filed an answer

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES denying the allegations and a counterclaim seeking to invalidate the patents. Additionally, the Company believes that certain licenses it has from third-party vendors may insulate the Company from some or all of any damages in the event of an adverse outcome in this litigation.


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
                                                       -------- ------- -------
  Net cash paid....................................... $ 43,644 $15,454 $ 2,870
                                                       ======== ======= =======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

18. SEGMENT REPORTING

  The Company's reportable segments are strategic business units that align the Company in two distinct market segments: large business and small office/home businesses and individuals. These businesses emphasize the company's focus on target markets. Corporate Enterprise Solutions caters to large businesses, such as Fortune 1,000 companies. Its services include those most complementary with large organizations including electronic document distribution, full services, such as interactive voice response and calling card programs. Emerging Enterprise Solutions focuses in the small office/home office and individual subscriber segment. Its services include Orchestrate(R), a suite of internet based communication services, local access voice and data messaging and enhanced calling services. Emerging Enterprise Solutions revenues are generated by direct advertising programs through Co-brand and strategic partner relationships and Internet enabled communication services, including the Company's suite of products marketed under the Orchestrate(R) brand.

  Information concerning the operations in these reportable segments is as follows (in thousands):

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

     4.8 Stock Restriction and Registration Rights Agreement dated as of April 22, 1998, by and among the Registrant and those shareholders of American Teleconferencing Services, Ltd. appearing as signatories thereto (incorporated by reference to Exhibit 4.8 of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.)

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

    10.10 Amended and Restated Employment Agreement, made as of April 30, 1997, by and between Xpedite Systems, Inc., and Roy B. Anderson, Jr. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.)**

    10.11 Executive Employment and Incentive Option Agreement, effective as of July 24, 1997, by and between the Company and Jeffrey A. Allred (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.).**

    10.12 Executive Employment and Incentive Option Agreement, effective as of July 6, 1998, by and between the Company and William Porter Payne (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

    10.13 Memorandum of Understanding dated as of July 6, 1998, by and between the Company and William Porter Payne (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

    10.14 Executive Employment Agreement, effective as of May 4, 1998, by and between the Company and Harvey A. Wagner (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

    10.15 Promissory Note dated May 11, 1998 payable to the Registrant made by Harvey A. Wagner (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

    10.16 Split-Dollar Agreement dated as of November 11, 1998 by and between the Company and Harvey A. Wagner (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

    10.17 Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

    10.18 Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit
          10.31 to the Registrant's Registration Statement on Form S-1 (No. 33- 80547)).**

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

    10.45 Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite's
          Registration Statement on Form S-1 (No. 33-73258)).

    10.46 Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite's
          Registration Statement on Form S-1 (No. 33-73258)).

    10.47 Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite's Annual Report on Form 10-K for the year ended December 31, 1995).

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

    10.50 Credit Agreement dated as of December 17, 1997, as amended and restated as of December 16, 1998, by and among Xpedite Systems, Inc. and Xpedite Systems Holdings (UK) Limited, as Borrowers, and the Guarantors party thereto, the banks listed on the signature pages thereof, NationsBank, N.A., as Documentation Agent and The Bank of New York, as Administrative Agent (incorporated by reference to Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

    11.1 Statement re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

    21.1 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

    23.1 Consent of Arthur Andersen LLP.

    27.1 Amended Financial Data Schedule for the year ended December 31,
         1998.
--------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

**Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 1, 1999

                                          Premiere Technologies, Inc.

                                                   /s/ Harvey A. Wagner
                                          By: _________________________________
                                             Harvey A. Wagner, Executive Vice
                                                 President of Finance and
                                            Administration and Chief Financial
                                             Officer (principal financial and
                                                    accounting officer)

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

  4.8 Stock Restriction and Registration Rights Agreement dated as of April 22, 1998, by and among the Registrant and those shareholders of American Teleconferencing Services, Ltd. appearing as signatories thereto (incorporated by reference to Exhibit 4.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

 10.5 Amended and Restated Executive Employment and Incentive Option Agreement dated November 6, 1995 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.17 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.6 Amended and Restated Executive Employment Agreement dated November 6, 1995 between Premiere Communications, Inc. and Boland T. Jones (incorporated by reference to Exhibit 10.18 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.7 Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.8 Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.9 Promissory Note dated November 17, 1995 payable to the Registrant made by Patrick G. Jones (incorporated by reference to Exhibit 10.27 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.10 Amended and Restated Employment Agreement, made as of April 30, 1997, by and between Xpedite Systems, Inc., and Roy B. Anderson, Jr. (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended March 31, 1998.)**

 10.11 Executive Employment and Incentive Option Agreement, effective as of July 24, 1997, by and between the Company and Jeffrey A. Allred (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998.).**

 10.12 Executive Employment and Incentive Option Agreement, effective as of July 6, 1998, by and between the Company and William Porter Payne (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

 10.13 Memorandum of Understanding dated as of July 6, 1998, by and between the Company and William Porter Payne (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

 10.14 Executive Employment Agreement, effective as of May 4, 1998, by and between the Company and Harvey A. Wagner. (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

Exhibit
Number                             Description

 10.15 Promissory Note dated May 11, 1998 payable to the Registrant made by Harvey A. Wagner (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.**

 10.16 Split-Dollar Agreement dated as of November 11, 1998 by and between the Company and Harvey A. Wagner (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.**

 10.17   Premiere Communications, Inc. 401(k) Profit Sharing Plan
         (incorporated by reference to Exhibit 10.30 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

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

 10.45 Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite's Registration Statement on Form S-1 (No. 33-73258)).

 10.46 Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite's Registration Statement on Form S-1 (No. 33-73258)).

 10.47 Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite's Annual Report on Form 10-K for the year ended December 31, 1995).

 10.48 Xpedite Systems, Inc. Non-Employee Directors' Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.49 Xpedite Systems, Inc. Officer's Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.50 Credit Agreement dated as of December 17, 1997, as amended and restated as of December 16, 1998, by and among Xpedite Systems, Inc. and Xpedite Systems Holdings (UK) Limited, as Borrowers, and the Guarantors party thereto, the banks listed on the signature pages thereof, NationsBank, N.A., as Documentation Agent and The Bank of New York, as Administrative Agent (incorporated by reference to
         Exhibit 10.50 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

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

Exhibit
Number                             Description

 11.1 Statement re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

 21.1    Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

 23.1    Consent of Arthur Andersen LLP.

 27.1    Amended Financial Data Schedule for the year ended December 31, 1998.

--------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.