Form 10-Q/A
period 1998-09-30
PREMIERE TECHNOLOGIES INC
filed 1999-05-14
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

            (1) Yes X No  ___  (2) Yes X No ___
                    -                  -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at May 10, 1999
               -----                           ---------------------------
    Common Stock, $0.01 par value                   46,149,128 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q/A

                                                                           Page
                                                                           ----
     Explanatory Note

PART I FINANCIAL INFORMATION

     Item 1 Financial Statements.......................................       4

            Condensed Consolidated Balance Sheets
            as of September 30, 1998 and December 31, 1997.............       4

            Condensed Consolidated Statements of Operations
            for the Three and Nine Month periods ended
            September 30, 1998 and 1997................................       5

            Condensed Consolidated Statements of Cash Flows
            for the Nine Month periods ended September 30,
            1998 and 1997..............................................       6

            Notes to Condensed Consolidated Financial Statements.......       7

     Item 2 Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................      23

PART II OTHER INFORMATION

     Item 6 Exhibits and Reports on Form 8-K...........................      32

SIGNATURES.............................................................      33

EXHIBIT INDEX

                                Explanatory Note
                                ----------------

In February 1999, Premiere Technologies, Inc. (the "Company" or "Premiere") announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission (the "Commission"), Premiere is required to discontinue accounting for its acquisition of Xpedite Systems, Inc. ("Xpedite") as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. The Office of the Chief Accountant of the Commission determined that Premiere's postmerger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements. No questions were raised regarding the propriety of the original accounting of the merger with Xpedite. Premiere previously disclosed this information in its Current Report on Form 8-K dated February 17, 1999 and filed with the Commission on March 4, 1999.

The following interim financial statements included in this Form 10Q/A have been restated to show the Xpedite acquisition under the purchase method of accounting:

    . Condensed Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997;

    . Condensed Consolidated Statements of Operations for the Three and Nine Month periods ended September 30, 1998 and 1997;

    . Condensed Consolidated Statements of Cash Flows for the Nine Month periods ended September 30, 1998 and 1997;

    . Condensed Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997;

    . Condensed Consolidated Statements of Operations for the Three and Six Month periods ended June 30, 1998 and 1997;

    . Condensed Consolidated Statements of Cash Flows for the Six Month periods ended June 30, 1998 and 1997;

    . Condensed Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997;

    . Condensed Consolidated Statements of Operations for the Three Months periods ended March 31, 1998 and 1997;

    . Condensed Consolidated Statements of Cash Flows for the Three Month periods ended March 31, 1998 and 1997.

You should read the unaudited interim financial statements and notes thereto included in Item 1 of this Form 10-Q/A and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A together with the Company's consolidated financial statements and notes thereto and the Management's Discussion and Analysis of Financial Condition included in the Company's Form 10-K/A filed with the Commission on April 1, 1999. Certain information in this Form 10-Q/A may be superseded by information in the Company's Form 10-K/A.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      September 30,   December 31,
                                                                                           1998           1997
                                                                                      --------------  -------------
                                                                                       (Unaudited)
                                    ASSETS
CURRENT ASSETS
 Cash and equivalents.............................................................      $  35,314       $ 21,770
 Marketable securities............................................................         30,171        154,569
 Accounts receivable, net.........................................................         61,317         20,719
 Prepaid expenses and other.......................................................         11,843          6,941
 Deferred income taxes, net.......................................................         52,201         25,715
                                                                                        ---------       --------
      Total current assets........................................................        190,846        229,714

PROPERTY AND EQUIPMENT, NET.......................................................        133,011         63,577

OTHER ASSETS
 Deferred income taxes, net.......................................................              -          3,963
 Strategic alliances and investments, net.........................................         60,211         51,895
 Intangibles, net.................................................................        510,639         20,756
 Other assets.....................................................................         17,147         11,203
                                                                                        ---------       --------
                                                                                        $ 911,854       $381,108
                                                                                        =========       ========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses............................................      $ 115,935       $ 67,780
 Revolving loan...................................................................        126,025              -
 Current maturities of long-term debt and capital lease obligations...............          4,230          5,907
 Accrued restructuring, merger costs and other special charges....................         17,501         19,845
                                                                                        ---------       --------
      Total current liabilities...................................................        263,691         93,532
                                                                                        ---------       --------
LONG-TERM LIABILITIES
 Convertible subordinated notes...................................................        172,500        172,500
 Long-term debt and capital lease obligations.....................................         11,531          3,291
 Other accrued liabilities........................................................          3,171         10,971
 Deferred income taxes, net.......................................................         37,662              -
                                                                                        ---------       --------
      Total long-term liabilities.................................................        224,864        186,762
                                                                                        ---------       --------
COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized, 46,883,434 and
     34,100,018 shares issued in 1998 and 1997, respectively, and 45,786,434 and
     34,100,018 shares outstanding in 1998 and 1997, respectively.................            469            341
 Additional paid-in capital.......................................................        555,723        180,084
 Treasury stock, at cost..........................................................         (9,133)             -
 Note receivable, shareholder.....................................................           (973)          (973)
 Cumulative translation adjustment................................................            792              -
 Accumulated deficit..............................................................       (123,579)       (78,638)
                                                                                        ---------       --------
      Total shareholders' equity..................................................        423,299        100,814
                                                                                        ---------       --------
                                                                                        $ 911,854       $381,108
                                                                                        =========       ========

   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                Three Months Ended              Nine Months Ended
                                                          ------------------------------  ------------------------------
                                                          September 30,   September 30,   September 30,   September 30,
                                                               1998            1997            1998            1997
                                                          --------------  --------------  --------------  --------------
                                                                   (Unaudited)                      (Unaudited)
REVENUES................................................       $121,540        $ 56,014        $327,876        $167,364
COST OF SERVICES........................................         37,346          14,610         101,336          45,020
                                                               --------        --------        --------        --------
GROSS PROFIT............................................         84,194          41,404         226,540         122,344
                                                               --------        --------        --------        --------
OPERATING EXPENSES
 Selling, general and administrative....................         64,160          25,772         175,768          78,367
 Depreciation and amortization..........................         29,308           4,454          70,512          12,326
 Restructuring, merger costs and other special charges..              -          28,174           7,545          73,597
 Acquired research and development......................              -               -          15,500               -
 Accrued settlement cost................................              -               -           1,500           1,500
                                                               --------        --------        --------        --------
      Total operating expenses..........................         93,468          58,400         270,825         165,790
                                                               --------        --------        --------        --------
OPERATING LOSS..........................................         (9,274)        (16,996)        (44,285)        (43,446)
                                                               --------        --------        --------        --------
OTHER INCOME (EXPENSE)
 Interest, net..........................................         (4,520)           (124)         (9,942)           (557)
 Other, net.............................................            265              85              82             186
                                                               --------        --------        --------        --------
      Total other income (expense)......................         (4,255)            (39)         (9,860)           (371)
                                                               --------        --------        --------        --------
LOSS BEFORE INCOME TAXES................................        (13,529)        (17,035)        (54,145)        (43,817)
INCOME TAX BENEFIT......................................         (2,300)         (5,113)         (9,204)         (9,273)
                                                               --------        --------        --------        --------
NET LOSS................................................       $(11,229)       $(11,922)       $(44,941)       $(34,544)
                                                               ========        ========        ========        ========
BASIC NET LOSS PER SHARE................................       $  (0.24)       $  (0.37)       $  (1.03)       $  (1.10)
                                                               ========        ========        ========        ========
DILUTED NET LOSS PER SHARE..............................       $  (0.24)       $  (0.37)       $  (1.03)       $  (1.10)
                                                               ========        ========        ========        ========
WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC..................................................         45,942          32,149          43,836          31,518
                                                               ========        ========        ========        ========
 DILUTED................................................         45,942          32,149          43,836          31,518
                                                               ========        ========        ========        ========










   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                             1998        1997
                                                                           ---------  ----------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss................................................................  $(44,941)  $ (34,544)
 Adjustments to reconcile net loss to cash flows from
 operating activities:
     Depreciation and amortization.......................................    70,512      12,326
     Loss on disposal of property and equipment..........................      (258)          -
     Deferred income taxes...............................................   (23,635)    (12,322)
     Restructuring, merger costs and other special charges...............     7,545      73,597
     Acquired research and development...................................    15,500           -
     Accrued settlement cost.............................................     1,500       1,500
     Payments for restructuring, merger costs and other special charges..   (17,243)    (16,872)
     Payments for accrued settlement costs...............................    (1,291)          -
     Changes in assets and liabilities:
     Accounts receivable, net............................................      (538)        891
     Prepaid expenses and other..........................................     3,855      (2,931)
     Accounts payable and accrued expenses...............................     5,842         998
                                                                           --------   ---------
          Total adjustments..............................................    61,789      57,187
                                                                           --------   ---------
          Net cash provided by operating activities......................    16,848      22,643
                                                                           --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures....................................................   (49,973)    (41,653)
 Proceeds from disposal of property and equipment........................       570           -
 Redemption (purchase) of marketable securities, net.....................   124,398    (100,355)
 Acquisitions............................................................   (42,946)    (16,198)
 Strategic alliances and investments.....................................    (8,059)          -
 Other...................................................................     1,869           -
                                                                           --------   ---------
          Net cash provided by (used in) investing activities............    25,859    (158,206)
                                                                           --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments under borrowing arrangements, net....................   (13,873)    (25,493)
 Purchase of common stock................................................    (9,133)          -
 Proceeds from convertible subordinated notes............................         -     172,500
 Debt issue costs........................................................         -      (5,393)
 Shareholder distributions, primarily S-Corporation distributions........         -      (6,661)
 Exercise of stock options, net of tax withholding payments..............    (5,531)        823
 Other...................................................................      (354)          -
                                                                           --------   ---------
          Net cash (used in) provided by financing activities............   (28,891)    135,776
EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................      (272)          -
                                                                           --------   ---------
NET INCREASE IN CASH AND EQUIVALENTS.....................................    13,544         213
CASH AND EQUIVALENTS, beginning of period................................    21,770      15,936
                                                                           --------   ---------
CASH AND EQUIVALENTS, end of period......................................  $ 35,314   $  16,149
                                                                           ========   =========








   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of Premiere Technologies, Inc. (the "Company" or "Premiere") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to goodwill and other long-lived assets and accruals for restructuring costs and employee benefits. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A for the year ended December 31, 1998, as amended.

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

The unaudited interim financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A should be read in conjunction with the Company's consolidated financial statements and notes thereto and the Management's Discussion and Analysis of Financial Condition included in the Company's Form 10-K/A filed with the Commission on April 1, 1999. Certain information in this Form 10-Q/A may be superseded by information in the Company's Form 10-K/A.

2. SIGNIFICANT CHARGES AND COSTS

The Company recorded certain charges and costs of approximately $17.1 million before income taxes in the nine month period ended September 30, 1998. Such amount consists of approximately $8.4 million of charges associated with uncollectible accounts receivable related principally to the bankruptcy of two customers, approximately $2.3 million of start-up costs, primarily executive compensation, incurred by its Orchestrate.com subsidiary, approximately $1.8 million related to asset impairments and other costs. Approximately $16.1 million of these nonrecurring charges and costs are included as selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

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

5. COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income for the three and nine month periods ended September 30, 1998 and 1997. Accordingly, total comprehensive income (loss) approximates net income (loss) for such periods.

6. ACQUISITIONS

AMERICAN TELECONFERENCING SERVICES, LTD. ACQUISITION

In April 1998, the Company purchased all of the issued and outstanding common stock of American Teleconferencing Services ("ATS"), a provider of full service conference calling and group communication services. The shareholders of ATS received an aggregate of approximately 712,000 shares of Premiere common stock and cash consideration of approximately $22.1 million. Excess purchase price over fair value of net assets acquired of approximately $47 million has been recorded as goodwill and is being amortized on a straight-line basis over 40 years. This transaction has been accounted for as a purchase.

XPEDITE SYSTEMS, INC. ACQUISITION

On February 27, 1998, Premiere acquired Xpedite Systems, Inc. ("Xpedite"), a worldwide leader in the enhanced document distribution business including, fax, e-mail, telex and mailgram services. Premiere issued approximately 11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated as follows:

 Operating and other tangible assets.......................   $ 90,035
 Customer lists............................................     35,700
 Developed technology......................................     34,300
 Acquired research and development.........................     15,500
 Assembled workforce.......................................      7,500
 Goodwill..................................................    384,701
                                                              --------
 Assets acquired...........................................    567,736
 Less liabilities assumed..................................    203,487
                                                              --------
                                                              $364,249
                                                              ========

The valuation of intangible assets and acquired research and development were based upon an independent appraisal. Acquired research and development costs represent the value assigned to research and development projects in the development stage which had not reached technological feasibility at the date of acquisition or had no alternative future use. These costs were expensed at the date of the acquisition.

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

INTERNATIONAL ACQUISITIONS

During the second quarter of 1998, the Company acquired two electronic document distribution companies located in Germany and Singapore. The aggregate purchase price of these acquisitions was approximately $18 million in cash and liabilities assumed. Both of the acquisitions were accounted for as purchases. Excess purchase price over fair value of net assets acquired of approximately $13 million has been recorded as goodwill and is being amortized on a straight-line basis over forty years.

VOICECOM ACQUISITION

During the third quarter of 1997, the Company acquired VoiceCom Systems, Inc. ("VoiceCom"), a provider of 800-based enhanced calling and voice messaging services, through the issuance of approximately 446,000 shares of its common stock. This transaction was accounted for as a pooling-of-interests, and the Company's financial statements present for all periods the operations of VoiceCom.

VOICE-TEL ACQUISITIONS

In June 1997, Premiere completed a series of acquisitions of Voice-Tel Enterprises, Inc. and its affiliated entities (the "Voice-Tel Acquisitions"). The Company issued approximately 7.4 million shares of its common stock, paid approximately $16.2 million in cash and assumed approximately $21.3 million in indebtedness, net of cash acquired to complete the Voice-Tel Acquisitions.

Most of the transactions were structured as tax-free mergers or share exchanges and were accounted for under the pooling-of-interests method of accounting. Accordingly, the financial statements of the Company present for all periods the operations of the Voice-Tel Acquisitions that were accounted for as pooling-of-interests.

The Company purchased 15 of the Voice-Tel franchisees and the limited partner interest in VTNLP for an aggregate of approximately $15.5 million in cash and approximately 94,000 shares of its common stock. The excess of the purchase price over the fair value of the net assets acquired is recorded as an intangible asset.

The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1998 and 1997 assumes the acquisitions made by the Company in 1998 and 1997 which were accounted for as purchases occurred on January 1, 1997. Pro forma adjustments consist of amortization of intangible assets acquired, interest expense associated with borrowings incurred in connection with the purchase and lost interest income reflecting cash paid in the acquisitions (amounts in thousands).


                                            Three Months Ended              Nine Months Ended
                                       -----------------------------  ------------------------------
                                         September 30,  September 30,   September 30,   September 30,
                                             1998            1997            1998            1997
                                         -------------  --------------  --------------  --------------

Revenues                                    $121,540       $120,065        $378,040        $351,801
Net income (loss)                           $(11,229)      $(24,154)       $(30,763)       $(75,944)
Basic net income (loss) per share           $  (0.24)      $  (0.55)       $  (0.67)       $  (1.74)
Diluted net income (loss) per share         $  (0.24)      $  (0.55)       $  (0.67)       $  (1.74)

7. RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

The Company recorded restructuring, merger costs and other special charges of approximately $7.5 million in the first quarter of 1998 to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions resulted from management's plans to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase allocation of Xpedite.

In connection with the VoiceCom acquisition, the Company recorded restructuring, merger costs and other special charges of approximately $28.2 million before income taxes in the third quarter of 1997. Such amounts consisted of transaction costs, asset impairments, costs to terminate or restructure certain contractual obligations and other costs. Transaction costs associated with the VoiceCom acquisition were expensed as required by the pooling-of-interests method of accounting. Other restructuring and special charges recorded in the third quarter of 1997 result principally from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative product offerings and terminating or restructuring certain contractual obligations.

The Company recorded approximately $45.4 million of restructuring, merger costs and other special charges in the second quarter of 1997 in connection with the Voice-Tel Acquisitions. Those charges resulted from management's plan to restructure the operations of the various Voice-Tel entities acquired by Premiere under a consolidated business group model and discontinue its franchise operations. This initiative involved substantial reduction in the administrative workforce, abandoning duplicate facilities and assets and other costs necessary to discontinue redundant business activities. The Company also recorded a $1.5 million charge for anticipated legal and settlement costs resulting from bankruptcy proceedings of a customer, Communications Network Corporation. See
Note 10 for further information regarding this claim. Activity in accrued costs for restructuring, merger costs and other special charges during the nine month period ended September 30, 1998 is as follows (amounts in thousands):

                                                                Accrued Costs       First                   Accrued Costs
                                                                 December 31,      Quarter      Costs       September 30,
                                                                     1997           Charge     Incurred         1998
                                                                -------------      -------     --------     -------------
Severance                                                           $ 6,201      $1,778       $ 3,332         $ 4,647
Asset impairments                                                    10,831         707         3,148           8,390
Restructure or terminate contractual obligations                     13,354         390         3,543          10,201
Transaction costs                                                     4,940         833         4,750           1,023
Other costs, primarily to exit facilities and certain
 activities                                                           3,788       3,837         5,957           1,668
                                                                    -------      ------       -------         -------
                                                                    $39,114      $7,545       $20,730         $25,929
                                                                    =======      ======       =======         =======

Accrued costs of $8.4 million and $10.8 million are classified as reserves against fixed assets at September 30, 1998 and December 31, 1997, respectively.

8. STRATEGIC ALLIANCES AND INVESTMENTS

Assets recorded as strategic alliances and investments at September 30, 1998 and December 31, 1997 are as follows (amounts in thousands):

                                     September 30,  December 31,
                                         1998           1997
                                     -------------  ------------
MCI WorldCom strategic alliance          $29,972       $29,972
Intangible and other assets               12,700        18,500
Less accumulated amortization              3,736         1,878
                                         -------       -------
                                          38,936        46,594
Equity investments                        21,275         5,301
                                         -------       -------
                                         $60,211       $51,895
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

Intangible assets and equity investments classified as strategic alliances and investments consist of initiatives funded by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as the

Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. The Company made cash investments of approximately $8.1 million in the first nine months of 1998 to acquire initial or increase existing equity interests in various companies engaged in emerging technologies, such as the Internet. Premiere's investments include minority equity interests in: WebMD, a provider of internet-based services to the healthcare industry; USA.NET, a leading provider of outsourced e-mail services; Intellivoice, an entity engaged in developing internet-enabled communications products; VerticalOne, a network-based services provider that increases frequency, duration, and quality of its customers' visits to Web sites; and Webforia, a provider of Web services, tools and communities that assist individuals in presenting high quality information from the Internet. Management will continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. All equity investments held by the Company in other organizations represent a less than 20 percent ownership and are being accounted for under the cost method.

9. STOCK BASED COMPENSATION PLANS

Sharp declines in the market price of the Company's common stock during 1998 resulted in many outstanding employee stock options being exercisable at prices that exceeded the then current market price, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options to the then current market price. Consequently, on July 22, 1998, the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive officer Boland T. Jones, who requested that his options not be repriced) to $10.25, which was the closing price of Premiere's common stock on July 22, 1998. While the vesting schedules remain unchanged, the repriced and regranted options are generally subject to a twelve-month black-out period, during which the options may not be exercised. If optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service with the Company.

On July 22, 1998, the Board of Directors approved a new 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing Second Amended and Restated 1995 Stock Plan (the "1995 Plan"), except that it is not intended to be used for officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provide for the grant of incentive stock options. Under the 1998 Plan, 4,000,000 shares of Common Stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company. The objective of the 1998 Plan is to provide the grantees with an incentive to achieve the Company's objectives by encouraging their continued service and contribution.
In connection with the repricing of options, as discussed above, some of the options currently outstanding under the 1995 Plan were cancelled and replaced with market-value options under the 1998 Plan, thereby achieving greater availability for the grant of incentive stock options and other performance incentives under the 1995 Plan.

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

On November 4, 1998, APA Excelsior III L.P., APA Excelsior III Offshore L.P., APA/Fostin Pennsylvania Venture Capital Fund, CIN Venture Nominees Limited, Stuart A. Epstein and David Epstein, plaintiffs, filed a complaint against the Company and certain of its current and former officers and directors, defendants, in the United States District Court for the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired Premiere common stock as a result of the merger between Premiere and Xpedite in November 1997. Plaintiffs' allegations are based on the representations and warranties made by Premiere in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference regarding the Company's roll-out of its Orchestrate product, the Company's relationship with customers Amway and Digitec and the Company's 800-based calling card service. In their complaint, plaintiffs allege causes of action against the Company for breach of contract; against all defendants for negligent misrepresentation, violation of Section 11 of the Securities Act of 1933, as amended ("Securities Act") and violation of Section 12(a)(2) of the Securities Act; and, against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages, punitive damages, costs and attorneys' fees. The Company believes it has meritorious defenses to the Plaintiffs' allegations and will vigorously defend the same, but due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of this litigation. If the outcome of this litigation is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

11. RESTATEMENT OF XPEDITE ACQUISITION

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

The following Condensed Consolidated Balance Sheets as of June 30, 1998, March 31, 1998 and December 31, 1997, the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1998 and 1997 and Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1998 and 1997 and the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1998 and 1997 have been restated to reflect the Xpedite acquisition under the purchase method of accounting.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND DECEMBER 31, 1997
                      (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      June 30,     December 31,
                                                                                        1998           1997
                                                                                     ----------    -------------
                                                                                    (Unaudited)
                                 ASSETS
CURRENT ASSETS
 Cash and equivalents..............................................................  $  47,009       $ 21,770
 Marketable securities.............................................................     51,988        154,569
 Accounts receivable, net..........................................................     59,306         20,719
 Prepaid expenses and other........................................................     13,957          6,941
 Deferred income taxes, net........................................................     45,157         25,715
                                                                                     ---------       --------
      Total current assets.........................................................    217,417        229,714

PROPERTY AND EQUIPMENT, NET........................................................    123,163         63,577

OTHER ASSETS
 Deferred income taxes, net........................................................          -          3,963
 Strategic alliances and investments, net..........................................     62,264         51,895
 Intangibles, net..................................................................    527,194         20,756
 Other assets......................................................................      9,698         11,203
                                                                                     ---------       --------
                                                                                     $ 939,736       $381,108
                                                                                     =========       ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses.............................................  $ 120,291       $ 67,780
 Revolving loan....................................................................    129,332              -
 Current maturities of long-term debt and capital lease obligations................      4,209          5,907
 Accrued restructuring, merger costs and other special charges.....................     21,230         19,845
                                                                                     ---------       --------
      Total current liabilities....................................................    275,062         93,532
                                                                                     ---------       --------
LONG-TERM LIABILITIES
 Convertible subordinated notes....................................................    172,500        172,500
 Long-term debt and capital lease obligations......................................     12,188          3,291
 Other accrued liabilities.........................................................      2,835         10,971
 Deferred income taxes, net........................................................     37,537              -
                                                                                     ---------       --------
      Total long-term liabilities..................................................    225,060        186,762
                                                                                     ---------       --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized and 46,507,395 and 34,100,018 shares issued in 1998 and 1997, respectively, and $46,208,865
   and 34,100,018 outstanding, in 1998 and 1997, respectively......................        465            341
 Additional paid-in capital........................................................    555,015        180,084
 Treasury stock, at cost...........................................................     (2,618)             -
 Note receivable, shareholder......................................................       (973)          (973)
 Cumulative translation adjustment.................................................         75              -
 Accumulated deficit...............................................................   (112,350)       (78,638)
                                                                                     ---------       --------
      Total shareholders' equity...................................................    439,614        100,814
                                                                                     ---------       --------
                                                                                     $ 939,736       $381,108
                                                                                     =========       ========



   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended       Six Months Ended
                                                          ----------------------  ----------------------
                                                           June 30,    June 30,    June 30,    June 30,
                                                             1998        1997        1998        1997
                                                          ----------  ----------  -----------  ---------
                                                               (Unaudited)              (Unaudited)
REVENUES................................................   $121,435    $ 55,980     $206,336   $111,350
COST OF SERVICES........................................     37,620      15,163       63,990     30,410
                                                           --------    --------     --------   --------
GROSS PROFIT............................................     83,815      40,817      142,346     80,940
                                                           --------    --------     --------   --------
OPERATING EXPENSES
 Selling, general and administrative....................     76,379      26,838      111,608     52,595
 Depreciation and amortization..........................     28,666       4,219       41,204      7,872
 Restructuring, merger costs and other special charges..          -      45,423        7,545     45,423
 Acquired research and development......................          -           -       15,500          -
 Accrued settlement cost................................          -       1,500        1,500      1,500
                                                           --------    --------     --------   --------
      Total operating expenses..........................    105,045      77,980      177,357    107,390
                                                           --------    --------     --------   --------
OPERATING LOSS..........................................    (21,230)    (37,163)     (35,011)   (26,450)
                                                           --------    --------     --------   --------
OTHER INCOME (EXPENSE)
 Interest, net..........................................     (3,942)       (105)      (5,422)      (433)
 Other, net.............................................        (71)         21         (183)       101
                                                           --------    --------     --------   --------
      Total other income (expense)......................     (4,013)        (84)      (5,605)      (332)
                                                           --------    --------     --------   --------
LOSS BEFORE INCOME TAXES................................    (25,243)    (37,247)     (40,616)   (26,782)
INCOME TAX BENEFIT......................................     (4,291)     (6,583)      (6,904)    (4,160)
                                                           --------    --------     --------   --------
NET LOSS................................................   $(20,952)   $(30,664)    $(33,712)  $(22,622)
                                                           ========    ========     ========   ========
BASIC NET LOSS PER SHARE................................   $  (0.45)   $  (0.96)    $  (0.79)  $  (0.71)
                                                           ========    ========     ========   ========
DILUTED NET LOSS PER SHARE..............................   $  (0.45)   $  (0.96)    $  (0.79)  $  (0.71)
                                                           ========    ========     ========   ========
WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC..................................................     46,074      32,020       42,784     31,963
                                                           ========    ========     ========   ========
 DILUTED................................................     46,074      32,020       42,784     31,963
                                                           ========    ========     ========   ========



   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                          1998         1997
                                                                       -----------  ----------
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss............................................................    $(33,712)   $(22,622)
 Adjustments to reconcile net loss to cash flows from
 operating activities:
 Depreciation and amortization.......................................      41,204       7,872
  Deferred income taxes..............................................     (16,498)     (5,691)
 Restructuring, merger costs and other special charges...............       7,545      45,423
 Acquired research and development...................................      15,500           -
 Accrued settlement cost.............................................       1,500       1,500
 Payments for restructuring, merger costs and other special charges..     (13,657)    (13,190)
  Changes in assets and liabilities:
 Accounts receivable, net............................................         899      (2,528)
 Prepaid expenses and other..........................................       2,576        (107)
 Accounts payable and accrued expenses...............................       8,910      (2,477)
                                                                         --------    --------
      Total adjustments..............................................      47,979      30,802
                                                                         --------    --------
      Net cash provided by operating activities......................      14,267       8,180
                                                                         --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures................................................     (31,688)    (12,855)
 Proceeds from disposal of property and equipment....................         107           -
 Redemption (purchase) of marketable securities, net.................     102,581      36,104
 Acquisitions........................................................     (39,900)    (16,198)
 Strategic alliances and investments.................................      (8,019)          -
 Other...............................................................         105           -
                                                                         --------    --------
      Net cash provided by investing activities......................      23,186       7,051
                                                                         --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments under borrowing arrangements, net................      (6,741)    (17,306)
 Purchase of common stock............................................      (2,619)          -
 Proceeds from convertible subordinated notes........................           -     145,105
 Debt issue costs....................................................         (35)          -
 Shareholder distributions, primarily S-Corporation distributions....           -      (5,161)
 Exercise of stock options, net of tax withholding payments..........      (2,150)        235
 Other...............................................................        (319)     (1,694)
                                                                         --------    --------
      Net cash (used in) provided by financing activities............     (11,864)    121,179

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................        (350)          -
                                                                         --------    --------
NET INCREASE IN CASH AND EQUIVALENTS.................................      25,239     136,410
CASH AND EQUIVALENTS, beginning of period............................      21,770      15,936
                                                                         --------    --------
CASH AND EQUIVALENTS, end of period..................................    $ 47,009    $152,346
                                                                         ========    ========




   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND DECEMBER 31, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                              March 31,   December 31,
                                                                                1998          1997
                                                                             -----------  -------------
                                                                                     (Unaudited)
                                    ASSETS
CURRENT ASSETS
 Cash and equivalents......................................................    $ 29,053       $ 21,770
 Marketable securities.....................................................     124,723        154,569
 Accounts receivable, net..................................................      59,790         20,719
 Prepaid expenses and other................................................      11,054          6,941
 Deferred income taxes, net................................................      36,162         25,715
                                                                               --------       --------
       Total current assets................................................     260,782        229,714

PROPERTY AND EQUIPMENT, NET................................................     106,517         63,577

OTHER ASSETS
 Deferred income taxes, net................................................           -          3,963
 Strategic alliances and investments, net..................................      62,608         51,895
 Intangibles, net..........................................................     479,949         20,756
 Other assets..............................................................      10,138         11,203
                                                                               --------       --------
                                                                               $919,994       $381,108
                                                                               ========       ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses.....................................    $115,815       $ 67,780
 Revolving loan............................................................     130,600              -
 Current maturities of long-term debt and capital lease obligations........       3,697          5,907
 Accrued restructuring, merger costs and other special charges.............      25,745         19,845
                                                                               --------       --------
       Total current liabilities...........................................     275,857         93,532
                                                                               --------       --------

LONG-TERM LIABILITIES
 Convertible subordinated notes............................................     172,500        172,500
 Long-term debt and capital lease obligations..............................       2,818          3,291
 Other accrued liabilities.................................................       3,070         10,971
 Deferred income taxes, net................................................      31,991              -
                                                                               --------       --------
       Total long-term liabilities.........................................     210,379        186,762
                                                                               --------       --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized,
    45,294,423 and 34,100,018 shares issued and outstanding, respectively..         453            341
 Additional paid-in capital................................................     524,943        180,084
 Note receivable, shareholder..............................................        (973)          (973)
 Cumulative translation adjustment.........................................         733              -
 Accumulated deficit.......................................................     (91,398)       (78,638)
                                                                               --------       --------
       Total shareholders' equity..........................................     433,758        100,814
                                                                               --------       --------
                                                                               $919,994       $381,108
                                                                               ========       ========




   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
               THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended
                                                          ----------------------
                                                          March 31,   March 31,
                                                             1998        1997
                                                          ----------  ----------
                                                               (Unaudited)
REVENUES................................................   $ 84,901     $55,370
COST OF SERVICES........................................     26,370      15,247
                                                           --------     -------
GROSS PROFIT............................................     58,531      40,123
                                                           --------     -------
OPERATING EXPENSES
 Selling, general and administrative....................     35,229      25,757
 Depreciation and amortization..........................     12,538       3,653
 Restructuring, merger costs and other special charges..      7,545           -
 Acquired research and development......................     15,500           -
 Accrued settlement cost................................      1,500           -
                                                           --------     -------
     Total operating expenses...........................     72,312      29,410
                                                           --------     -------
OPERATING INCOME (LOSS).................................    (13,781)     10,713
                                                           --------     -------
OTHER INCOME (EXPENSE)
 Interest, net..........................................     (1,480)       (328)
 Other, net.............................................       (112)         80
                                                           --------     -------
     Total other income (expense).......................     (1,592)       (248)
                                                           --------     -------
INCOME (LOSS) BEFORE INCOME TAXES.......................    (15,373)     10,465
INCOME TAX PROVISION (BENEFIT)..........................     (2,613)      2,423
                                                           --------     -------
NET INCOME (LOSS).......................................   $(12,760)    $ 8,042
                                                           ========     =======
BASIC NET INCOME (LOSS) PER SHARE.......................   $  (0.32)    $  0.25
                                                           ========     =======
DILUTED NET INCOME (LOSS) PER SHARE.....................   $  (0.32)    $  0.23
                                                           ========     =======
WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC..................................................     39,493      31,907
                                                           ========     =======
 DILUTED................................................     39,493      35,526
                                                           ========     =======


















   Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE THREE MONTH PERIODS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                          1998        1997
                                                                       -----------  ---------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss............................................................    $(12,760)   $ 8,042
 Adjustments to reconcile net loss to cash flows from
 operating activities:
 Depreciation and amortization.......................................      12,538      3,653
  Deferred income taxes..............................................      (7,784)     1,893
 Restructuring, merger costs and other special charges...............       7,545          -
 Acquired research and development...................................      15,500          -
 Accrued settlement cost.............................................       1,500          -
 Payments for restructuring, merger costs and other special charges..      (8,539)         -
  Changes in assets and liabilities:
 Accounts receivable, net............................................      (5,236)    (1,487)
 Prepaid expenses and other..........................................        (241)    (1,766)
 Accounts payable and accrued expenses...............................       5,697     (4,320)
                                                                         --------    -------
     Total adjustments...............................................      20,980     (2,027)
                                                                         --------    -------
     Net cash provided by operating activities.......................       8,220      6,015
                                                                         --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures................................................     (13,644)    (5,844)
 Proceeds from disposal of property and equipment....................         107          -
 Redemption of marketable securities, net............................      29,846      2,154
 Acquisitions........................................................        (883)         -
 Strategic alliances and investments.................................      (3,000)         -
 Other...............................................................           -          -
                                                                         --------    -------
     Net cash provided by (used in) investing activities.............      12,426     (3,690)
                                                                         --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments under borrowing arrangements.....................      (4,458)    (3,087)
 Proceeds from issuance of note payable..............................           -      1,550
 Debt issue costs....................................................         (35)         -
 Shareholder distributions, primarily S-Corporation distributions....           -     (2,943)
 Exercise of stock options, net of tax withholding payments..........      (8,551)         -
 Other...............................................................        (319)        44
                                                                         --------    -------
     Net cash (used in) provide by financing activities..............     (13,363)    (4,436)
                                                                         --------    -------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................           -          -
                                                                         --------    -------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS......................       7,283     (2,111)
CASH AND EQUIVALENTS, beginning of period............................      21,770     15,936
                                                                         --------    -------
CASH AND EQUIVALENTS, end of period..................................    $ 29,053    $13,825
                                                                         ========    =======













   Accompanying notes are integral to these condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Premiere Technologies, Inc. (the "Company" or "Premiere") is a leading provider of enhanced communications services designed to simplify everyday communications of both businesses and individuals. Premiere provides its innovative solutions for simplifying communications through two strategic business units: Corporate Enterprise Solutions ("CES"), which targets Fortune 1000 and other large companies; and Emerging Enterprise Solutions ("EES"), which targets smaller fast-track companies and individuals. CES's services include: Premiere Document Distribution, which provides enhanced electronic document distribution services; Premiere Corporate Messaging, which provides 800-based enhanced calling card services; Premiere Interactive Voice Response, which provides various IVR applications; and Premiere Conferencing, which provides a full range of conferencing services. EES's services include: Premiere Internet-Based communications services, featuring Orchestrate(R) by Premiere, which integrates the Company's service offerings by allowing customers to access such services through a computer or telephone; Premiere Voice and Data Messaging, which provides customers access to one of the largest "voice intranets" in the world; and Premiere Enhanced Calling Services, which provides long distance and enhanced 800-based services.

Premiere's revenues are generally based on usage. In addition to usage fees, local access Voice and Data Messaging services, certain of Premiere's Enhanced Calling Services and the Orchestrate(R) suite of products contain fixed monthly fees.

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

`EBITDA', as used below, is defined as the sum of net income or loss and, to the extent deducted in determining net income or loss for such period, net interest expense, income taxes, depreciation and amortization.

The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the unaudited consolidated condensed financial statements and notes thereto included in this Form 10-Q/A.

In February 1999, Premiere announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission, Premiere is required to discontinue accounting for its acquisition of Xpedite Systems, Inc. ("Xpedite") as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. The Office of the Chief Accountant determined that Premiere's post merger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements. No questions were raised regarding the propriety of the original accounting of the merger with Xpedite. The following discussion and analysis presents the Xpedite Acquisition in February 1998 under the purchase method of accounting.

The unaudited interim financial statements and notes thereto and Management's discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A should be read in conjunction with the Company's consolidated financial statements and notes thereto and the Management's Discussion and Analysis of Financial Condition included in the Company's Form 10-K/A filed with the Commission on April 1, 1999. Certain information in this Form 10-Q/A may be superseded by information in the Company's Form 10-K/A.

ANALYSIS OF OPERATING RESULTS

Overview

The Company has achieved substantial growth since its initial public offering during the first quarter of 1996. Revenues grew from $167.4 million for the nine months ended September 30, 1997 to $327.9 million for the nine months ended September 30, 1998, an increase of 95.9%. Similarly, EBITDA, before restructuring, merger costs and other special charges, acquired research and development and accrued settlement costs, grew from $44.2 million for the nine months ended September 30, 1997 to $50.9 million for the same period in 1998, an increase of 15.2%.

Premiere has achieved growth in revenues and EBITDA, before restructuring, merger costs and other special charges, acquired research and development and accrued settlement costs, by pursuing its mission to become the world's leading provider of innovative solutions to simplify everyday communications of both businesses and individuals. Since going public, the Company has pursued an aggressive acquisition strategy to expand its service offerings and means of distribution. Significant acquisitions in 1998 included Xpedite, a leading provider of electronic document distribution services, and American Teleconferencing Services, Ltd. ("ATS"), a full-service provider of conferencing services. In 1997, the Company acquired Voice-Tel Enterprises, Inc. and its affiliated entities and VoiceCom Systems, Inc. ("VoiceCom"). The acquisitions of the Voice-Tel entities provided Premiere with the ability to offer voice messaging services on a local access basis over an international private network utilizing frame relay and Internet protocols. In connection with the acquisition of VoiceCom, Premiere assumed a significant base of large corporate customers. During 1996, the Company acquired TeleT Communications, LLC ("TeleT"), an enterprise engaged in computer telephony software development. TeleT provided Premiere with the foundation of its Orchestrate(R) suite of product offerings.

Analysis

Premiere's financial statements reflect the results of operations of Xpedite and ATS from the date of their respective acquisitions. These acquisitions have been accounted for under the purchase method of accounting. Premiere's financial statements have been restated for all periods presented to reflect the Voice-Tel and VoiceCom acquisitions, which have been accounted for as poolings-of-interests. The following discussion and analysis is prepared on that basis.

Consolidated revenues increased 95.9% to $327.9 million in the nine month period ended September 30, 1998. Revenue growth resulted principally from the acquisition of Xpedite in February 1998 and ATS in April 1998 and from strategic partner programs, including Premiere's private label calling card programs with American Express, DeltaTel and MBNA, which experienced significant increases in new subscribers. Revenue growth was offset in part by revenue losses resulting from the bankruptcy of two wholesale Enhanced Calling Services customers in the second quarter of 1998 and management's decision to discontinue certain unprofitable prepaid calling card programs.

Consolidated gross profit margins were 69.3% and 73.9% for the three month periods ended September 30, 1998 and 1997, respectively, and 69.1% and 73.1% for the nine month periods ended September 30, 1998 and 1997, respectively. Gross profit margins declined in 1998 due to changes in Premiere's revenue mix resulting principally from the acquisition of Xpedite in February 1998. Gross profit margins for Premiere's Document Distribution services are generally lower than that of Premiere's other services. Generally, Premiere has experienced favorable trends in per unit telecommunications costs by aggressively leveraging increasing minute volumes to negotiate quantity discounts with telecommunications carriers. Such costs have also been favorably affected by general industry trends in which long distance transport and the cost of local access services have decreased as a result of increased capacity and competition among long distance and local exchange carries.

Selling, general and administrative costs as a percent of revenue were 52.8% and 46.0% for the three month periods ending September 30, 1998 and 1997, respectively, and 53.6% and 46.8% for the nine month periods ended September 30, 1998 and 1997, respectively. Contributing to the increase in selling, general and administrative costs as a percent of revenues in 1998 as compared with 1997 was approximately $16.1 million of costs recorded in the second quarter of 1998. Such costs consist of approximately $8.4 million of bad debt expense recorded in response to the bankruptcies of two customers, $1.8 million of asset write-offs and other costs. The acquisition of ATS in April 1998 also contributed to an increase in selling, general and administrative costs in proportion to revenues because the service delivery processes of ATS include relatively higher labor costs as compared with Premiere's other services. In addition, Premiere aggressively expanded its management infrastructure in 1998 to more effectively support continued growth in its business. These actions included hiring additional senior level managers and expanding its corporate headquarters facilities.

Depreciation and amortization was $29.3 million and $4.5 million, or 24.1% and 8.0%, of revenues, in the three month periods ended September 30, 1998 and 1997, respectively, and $70.5 million and $12.3 million, or 21.5% and 7.4% of revenues, in the nine month periods ended September 30, 1998 and 1997, respectively. Increases in depreciation and amortization in 1998 resulted mainly from amortization of intangible assets acquired in the purchases of Xpedite and ATS.

Net interest expense increased to $4.5 million and $9.9 million in the three and nine month periods ended September 30, 1998, respectively, from $0.1 million and $0.6 million of net interest expense in the same periods of 1997. Net interest expense increased in 1998 due primarily to interest associated with $132.3 million of debt assumed in the acquisition of Xpedite in February 1998. Substantially all of the debt assumed in the acquisition of Xpedite was associated with a short-term revolving loan facility maintained by Xpedite. Also contributing to the increase in net interest expense in 1998 was the reduction in cash and marketable securities balances to fund operations and strategic initiatives thereby lowering interest income.

Restructuring, merger costs and other special charges incurred in the nine month periods ended September 30, 1998 and 1997, were $7.5 million compared to $73.6 million, respectively. The nature of these costs are described more fully under "Restructuring, Merger Costs and Other Special Charges" which follows and
Note 7---Restructuring, Merger Costs and other Special Charges in the Notes to Condensed Consolidated Financial Statements.

Accrued settlement costs were $1.5 million in each of the nine month periods ended September 30, 1998 and 1997. See Note 10 --- Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements for a discussion of the nature of such costs.

The Company expensed approximately $15.5 million in the three month period ended March 31, 1998 reflecting costs associated with a research and development project acquired in the Xpedite acquisition. These costs were valued based upon an independent appraisal. The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor are anticipated beginning in 1999 and a discount rate of 25% was used for valuation purposes.

In 1998, the Company's effective income tax rate varied from the statutory rate primarily as a result of non-deductible goodwill amortization associated with its acquisitions accounted for under the purchase method of accounting. In 1997, the Company's effective income tax rate varied from the statutory rate due to certain non-taxable investment income and income of certain Voice-Tel entities which had elected to be treated as S Corporations or partnerships under U.S. tax law prior to their acquisition by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its growth through cash generated by operations, by issuing subordinated convertible indebtedness in June and July 1997 and from the proceeds of its initial public offering in March 1996. Cash provided by operations was $16.8 million and $22.6 million for the nine month periods ended September 30, 1998 and 1997, respectively. Excluding payments made for restructuring, merger costs, accrued settlement costs and other special charges, cash provided by operations was $35.4 million and $39.5 million for the nine month periods ended September 30, 1998 and 1997, respectively. Operating cash flow declined on higher revenues in 1998, primarily as a result of revenue losses in Premiere's EES group and continued investment by the Company to expand its management infrastructure to support continued growth. Premiere's working capital ratio was .7 to 1 at September 30, 1998 as compared with 2.5 to 1 at December 31, 1997. The decline in working capital resulted principally from borrowings of approximately $126.0 million outstanding at September 30, 1998 under the revolving loan facility which Premiere assumed in the Xpedite acquisition. In addition, Premiere liquidated approximately $124.4 million of short-term investment balances in 1998 to fund operating and strategic initiatives. Xpedite's revolving loan facility was due in December 1998 and was classified as a current liability. If borrowings under this facility were excluded from current liabilities, Premiere's current ratio would have been 1.4 to 1 at September 30, 1998.

Investing activities provided cash of approximately $25.9 million and used cash of $158.2 million in the nine month periods ended September 30, 1998 and 1997, respectively. The principal source of cash from investing activities in 1998 was the liquidation of approximately $124.4 million of short-term investments to fund various operating and strategic initiatives. Premiere made capital expenditures of $50.0 million and $41.7 million in the nine month periods ended September 30, 1998 and 1997, respectively. Significant capital programs in 1998 included construction costs and equipment purchases associated with the Company's network expansion program, development costs incurred in connection with the Company's introduction of Internet-enabled communications services and operating infrastructure expansion in support of new business growth.
Management anticipates that these expenditures will continue to increase in the future as the Company upgrades and expands the operational infrastructure of both its existing computer telephony network and integrates the networks of its acquired companies. Significant investing activities in the nine month period ended September 30, 1997 included investment of proceeds associated with Premiere's $172.5 million convertible subordinated debt issuance.

Premiere paid approximately $42.9 million to fund acquisition activity in the nine month period ended September 30, 1998. Premiere paid cash of approximately $22.1 million to acquire ATS in April 1998. Shareholders of ATS also received approximately 712,000 shares of Premiere common stock in connection with the acquisition. Remaining cash paid for acquisitions in 1998 is associated with three individually insignificant acquisitions including two Document Distribution businesses located in Germany and Singapore and a company engaged in marketing long distance calling cards to college students in the United States. The Company paid cash of approximately $8.1 million in the nine month period ended September 30, 1998 to acquire initial or increase existing equity interests in various companies engaged in emerging technologies, such as the Internet. Premiere's investments include minority equity investments accounted for under the cost method of accounting in: WebMD, a leading full service Internet healthcare Web site; USA.NET, a leading electronic messaging company; Intellivoice, an entity engaged in developing voice activation and other technologies; VerticalOne, a network-based services provider that increases frequency, duration, and quality of visits to customers' Web sites; and Webforia, a provider of Web services, tools and communities that assist individuals in the process of researching, organizing and presenting high quality information from the Internet. Management intends to continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. Premiere paid approximately $16.2 million of cash in connection with the Voice-Tel acquisitions in the nine month period ended September 30, 1997.

Significant cash outflows for financing activities included repayment of approximately $13.9 million of indebtedness in the nine month period ended September 30, 1998. In addition, Premiere executed a stock repurchase program in 1998 under which the Company repurchased approximately 1.1 million shares of its common stock for approximately $9.1 million. The Company's principal financing activities in the nine month period ended September 30, 1997 consisted of the issuance of convertible subordinated notes of $172.5 million. Premiere also repaid approximately $25.5 million of indebtedness in the nine month period ended September 30, 1997 assumed in connection with the Voice-Tel and VoiceCom acquisitions. Cash distributions to shareholders of VoiceCom and certain Voice-Tel companies, primarily S Corporations, used $6.7 million in the nine month period ended September 30, 1997. Such distributions were made in periods prior to the Voice-Tel and VoiceCom acquisitions and were made primarily to reimburse S Corporation shareholders for taxes paid on the proportionate share of taxable income of such companies they were required to report in their individual income tax returns.

At September 30, 1998, the Company's principal commitments involved indebtedness under its revolving loan facility which was to mature on December 16, 1998, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. Effective December 16, 1998, Premiere amended and restated the revolving loan facility it assumed in connection with the Xpedite acquisition for a period of one year. This arrangement provides for borrowings of up to $150 million and contains certain covenants which require the Company to maintain minimum earnings and interest coverage ratios and achieve certain revenue levels, in addition to other covenants. Compliance under these loan covenants requires that Premiere attain certain revenue and earnings growth rates or reduce indebtedness in order to satisfy the minimum ratio requirements required under this arrangement. The Company is in compliance under all such agreements at September 30, 1998.

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

RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Premiere recorded restructuring, merger costs and other special charges of approximately $7.5 million in the nine month period ended September 30, 1998 to restructure certain operating activities of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions resulted from management's plans to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite.

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

The Company's State Of Readiness. The Company has formed a Year 2000 Executive
--------------------------------
Committee comprised of members of senior management and a Year 2000 Task Force comprised of project leaders for each of the Company's operating subsidiaries and key corporate functional areas. The Year 2000 Executive Committee and the Task Force are charged with evaluating the Company's Year 2000 issue and taking appropriate actions so that the Company will incur minimal disruption from the Year 2000 issue ("Year 2000 ready"). The Year 2000 Task Force is currently developing and implementing a comprehensive initiative (the "Initiative") to make the Company's necessary software applications and/or systems ("Software Applications") and hardware platforms ("Hardware Platforms") Year 2000 ready. The Initiative covers the following seven phases: (i) inventory of all appropriate Software Applications and Hardware Platforms, (ii) assessment of appropriate repair requirements,
(iii) repair or replacement of Software Applications and Hardware Platforms, where appropriate, (iv) researching and/or testing of appropriate individual Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, (v) certification by users or testers within the Company that such Software Applications and Hardware Platforms appropriately handle dates and date-related data regarding the Year 2000 issue, (vi) appropriate system integration testing of multiple Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, and (vii) creation of commercially reasonable contingency plans in the event certain Year 2000 readiness efforts fail. The Company is aware that some of its Hardware Platforms contain embedded microprocessors and it has included the repair or replacement of such embedded microprocessors as part of the Initiative.

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

The Company has materially completed the first six phases of the Initiative for certain of its Software Applications and Hardware Platforms. While each of the Company's operating subsidiaries is at a different stage of completion of the Initiative, the Initiative calls for a majority of the Company's operating subsidiaries to complete the first six phases of the Initiative by June 30, 1999. In one operating subsidiary, one operational challenge not related to Year 2000 has the potential to delay the completion of software deployment in one subsystem into the third quarter of 1999. Two contingency plans are being pursued in parallel with the primary initiative to insure that there is minimal impact on customers' use of the Company's services. In another subsidiary, the implementation of a new enhanced customer care system has been rescheduled until after the completion of the summer peak usage season. As a contingency plan, the existing system will also be adopted for Year 2000. The system integration testing of Software Applications and Hardware Platforms required by phase (vi) of the Initiative has begun with respect to some of the Company's business activities. The Initiative calls for initiation of final testing throughout the Company by no later than the end of the second quarter of 1999.

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

Costs to Address the Company's Year 2000 Issues. Thus far the majority of the
------------------------------------------------
work on the Initiative has been performed by the Company's employees and subcontractors, which has limited the cost spent to date. The Company estimates that the total historical and future costs of implementing the Initiative will be approximately $7 million, the majority of which relate to capital expenditures. However, because the Initiative may undergo changes as a result of many factors, including but not limited to, the results of any phase of the Initiative, the Company's periodic review of its progress or recommendations of the Consultant, the Company's estimate of the total cost of implementation may be revised as the Initiative progresses. In the event such costs need to be revised, such revised costs could have a material adverse effect on the Company's financial condition and results of operations. The Company will fund the costs of implementing the Initiative from cash flows. The Company has not deferred any specific information technology project as a result of the implementation of the Initiative. The Company does not expect that the opportunity cost of implementation of the Initiative will have a material effect on the financial condition of the Company or its results of operations.

Risks Presented by Year 2000 Issues. Until system integration testing is
-----------------------------------
substantially complete, the Company cannot fully estimate the risks of its Year 2000 issue. As a result of system integration testing, the Company may identify business activities that are at risk of Year 2000 disruption. The absence of any such determination at this point represents only the status currently in the implementation of the Initiative, and should not be construed to mean that there is no business activity which is at risk of a Year 2000 related disruption. It is possible that one or more disruptions to a major business activity could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as noted above, many of the Company's business critical External Providers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Contingency Plans. The Initiative includes the development of
-------------------------------
commercially reasonable contingency plans for business activities that are susceptible to a substantial risk of a disruption resulting from a Year 2000 related event. Because the Company has not fully assessed its risk from potential Year 2000 failures, the Company has not yet developed detailed contingency plans specific to Year 2000 events for any business activity. The Company is aware of the possibility that certain business activities may be hereafter identified as at risk. Consistent with the Initiative, the Company is developing contingency plans for such business activities as and if such determinations are made.

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

"Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," provides guidance on accounting for the costs of computer software developed or obtained for internal use and is required to be adopted no later than the Company's 1999 fiscal year. Also, in June 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." SOP 98-5 requires costs of start-up activities and organizational costs, as defined, to be expensed as incurred. The Company expects no material adverse effect to its financial position upon adoption of SOP 98-1 or SOP 98-5.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q/A and elsewhere by management or Premiere from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning Premiere's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about Premiere's business strategy and means to implement the strategy, Premiere's objectives, the amount of future capital expenditures, the likelihood of Premiere's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, Premiere claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of Premiere, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Premiere's forward-looking statements, including the following factors:

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

    . the success of Premiere's strategic relationships, including the amount of business generated and the viability of the strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

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

Premiere cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-Q/A and in documents incorporated in this Form 10-Q/A are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q/A. Premiere takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q/A, or the date of the statement, if a different date.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K [Need restated financial data schedules for all periods]

          (a) Exhibits

Exhibit   Exhibit
Number    Description
------    -----------

27.1 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1998.

27.2 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1997.

27.3 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1998.

27.4 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1997.

27.5 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1998.

27.6 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 13, 1999                         PREMIERE TECHNOLOGIES, INC.
------------
Date

                                     /s/ Harvey A. Wagner
                                     -------------------------------------------
                                     Harvey A. Wagner
                                     Executive Vice President of Finance and
                                     Administration and Chief Financial Officer
                                     (Principal Financial and Accounting Officer
                                     and duly authorized signatory of the
                                     Registrant)

                                 EXHIBIT INDEX
                                 -------------

Exhibit   Exhibit
Number    Description
------    -----------

27.1 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1998.

27.2 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1997.

27.3 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1998.

27.4 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1997.

27.5 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1998.

27.6 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1997.