Form 10-Q
period 1999-03-31
PREMIERE TECHNOLOGIES INC
filed 1999-05-17
CIK 880804

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



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

       (1) Yes [X] No [_]                               (2) Yes [X] No [_]

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

                               INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION



  Item 1 Financial Statements

         Condensed Consolidated Balance Sheets
         as of March 31, 1999 and December 31, 1998.........................   3

         Condensed Consolidated Statements of Operations
         for the Three Months ended March 31, 1999 and 1998.................   4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended March 31, 1999 and 1998.................   5

         Notes to Condensed Consolidated Financial Statements...............   6

  Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  15

  Item 3 Quantitative and Qualitative Disclosures About Market Risk.........  22

PART II OTHER INFORMATION

    Item 1 Legal Proceedings................................................  23

    Item 2 Changes in Securities............................................  25

    Item 3 Defaults Upon Senior Securities..................................  26

    Item 4 Submission of Matters to a Vote of Security Holders..............  26

    Item 5 Other Information................................................  26

    Item 6 Exhibits and Reports on Form 8-K.................................  27

SIGNATURES..................................................................  28

EXHIBIT INDEX

                          ITEM 1. FINANCIAL STATEMENTS

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------    ---------
                                                       (Unaudited)


                                    ASSETS
CURRENT ASSETS
 Cash and equivalents ................................  $  15,673    $  19,226
 Marketable securities ...............................      2,919       20,769
 Accounts receivable, net ............................     57,573       55,660
 Prepaid expenses and other ..........................     10,398        7,940
 Deferred income taxes, net ..........................     25,327       20,977
                                                        ---------    ---------
     Total current assets ............................    111,890      124,572


PROPERTY AND EQUIPMENT, NET ..........................    126,271      137,311

OTHER ASSETS
 Strategic alliances and investments, net ............     28,364       28,510
 Intangibles, net ....................................    469,150      492,185
 Other assets ........................................     20,246       20,173
                                                        ---------    ---------
                                                        $ 755,921    $ 802,751
                                                        =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable ....................................  $  24,466    $  24,270
 Accrued liabilities .................................     44,398       48,817
 Accrued taxes .......................................     20,894       16,279
 Revolving loan.......................................    102,630      118,082
 Current maturities of long-term debt and
   capital lease obligations .........................      1,875        3,370
 Accrued restructuring, merger costs
   and other special charges .........................      7,009        7,545
                                                        ---------    ---------
     Total current liabilities .......................    201,272      218,363
                                                        ---------    ---------

LONG-TERM LIABILITIES
 Convertible subordinated notes ......................    172,500      172,500
 Long-term debt and capital lease obligations ........      2,967        5,721
 Other accrued liabilities ...........................      1,008        1,111
 Deferred income taxes, net ..........................      3,748        4,162
                                                        ---------    ---------
     Total long-term liabilities .....................    180,223      183,494
                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares
   authorized, 47,166,147 and 46,894,148 shares
   issued in 1999 and 1998, respectively, and
   46,069,147 and 45,797,148 shares outstanding in
   1999 and 1998, respectively .......................        472          469
 Additional paid-in capital ..........................    562,473      562,106
 Treasury stock, at cost .............................     (9,133)      (9,133)
 Note receivable, shareholder ........................       (973)        (973)
 Cumulative translation adjustment ...................       (541)       1,269
 Accumulated deficit .................................   (177,872)    (152,844)
                                                        ---------    ---------
     Total shareholders' equity ......................    374,426      400,894
                                                        ---------    ---------
                                                        $ 755,921    $ 802,751
                                                        =========    =========


        Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                         1999            1998
                                                         ----            ----
                                                              (Unaudited)

REVENUES .......................................       $112,809        $ 84,901
TELECOMMUNICATIONS COSTS .......................         32,456          26,370
                                                       --------        --------
GROSS PROFIT ...................................         80,353          58,531
DIRECT OPERATING COSTS .........................         15,742           5,942
                                                       --------        --------
CONTRIBUTION MARGIN ............................         64,611          52,589
                                                       --------        --------
OTHER OPERATING EXPENSES
 Selling and Marketing .........................         24,124          21,079
 General and administrative ....................         21,985           8,208
 Depreciation and amortization .................         40,301          12,538
 Restructuring, merger costs and
   other special charges .......................             --           7,545
 Acquired research and development .............             --          15,500
 Accrued settlement cost .......................             --           1,500
                                                       --------        --------
     Total other operating expenses ............         86,410          66,370
                                                       --------        --------

OPERATING LOSS .................................        (21,799)        (13,781)
                                                       --------        --------

OTHER INCOME (EXPENSE)
 Interest, net .................................         (5,596)         (1,480)
 Other, net ....................................           (445)           (112)
                                                       --------        --------
     Total other income (expense) ..............         (6,041)         (1,592)
                                                       --------        --------

LOSS BEFORE INCOME TAXES .......................        (27,840)        (15,373)
INCOME TAX BENEFIT .............................         (2,812)         (2,613)
                                                       --------        --------

NET LOSS .......................................       $(25,028)       $(12,760)
                                                       ========        ========

BASIC NET LOSS PER SHARE .......................       $  (0.54)       $  (0.32)
                                                       ========        ========
DILUTED NET LOSS PER SHARE .....................       $  (0.54)       $  (0.32)
                                                       ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC .........................................         45,998          39,493
                                                       ========        ========
 DILUTED .......................................         45,998          39,493
                                                       ========        ========

        Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)

                                                            1999         1998
                                                            ----         ----
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ..........................................     $(25,028)     $(12,760)
 Adjustments to reconcile net loss to cash
 flows from operating activities:
   Depreciation and amortization ...................       40,301        12,538
   Deferred income taxes ...........................       (3,415)       (7,784)
   Restructuring, merger costs and other
     special charges ...............................           --         7,545
   Accrued settlement cost .........................           --         1,500
   Acquired research and development ...............           --        15,500
   Payments for restructuring, merger costs
     and other special charges .....................         (537)       (8,539)
 Changes in assets and liabilities:
   Accounts receivable, net ........................       (2,024)       (5,236)
   Prepaid expenses and other ......................         (363)         (241)
   Accounts payable and accrued expenses ...........         (351)        5,697
                                                         --------      --------
          Total adjustments ........................       33,611        20,980
                                                         --------      --------
          Net cash provided by operating activities.        8,583         8,220
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment ................      (10,623)      (13,644)
 Proceeds from disposal of property
   and equipment ...................................           --           107
 Redemption of marketable securities, net ..........       17,850        29,846
 Cash paid for acquired companies, net
   of cash acquired ................................         (182)         (883)
 Strategic investments .............................       (1,000)       (3,000)
 Other .............................................       (1,527)           --
                                                         --------      --------
          Net cash provided by investing activities.        4,518        12,426
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments under borrowing arrangements .............      (16,717)       (4,458)
 Debt issue costs ..................................           --           (35)
 Net funds from exercise of stock options ..........          273        (8,551)
 Other .............................................           --          (319)
                                                         --------      --------
          Net cash used in financing activities ....      (16,444)      (13,363)
                                                         --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............         (210)           --
                                                         --------      --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS ....       (3,553)        7,283
CASH AND EQUIVALENTS, beginning of period ..........       19,226        21,770
                                                         --------      --------

CASH AND EQUIVALENTS, end of period ................     $ 15,673      $ 29,053
                                                         ========      ========


         Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of Premiere Technologies, Inc. (the "Company" or "Premiere") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to goodwill and other long-lived assets and accruals for restructuring costs and employee benefits. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A, for the year ended December 31, 1998, as amended.

2. ACCOUNTING CHANGES

Restatement

In February 1999, Premiere announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission, Premiere was required to discontinue accounting for its acquisition of Xpedite Systems, Inc. ("Xpedite") as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. Accordingly, Premiere has restated its unaudited interim financial statements for 1998. The Office of the Chief Accountant determined that Premiere's post-merger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements. No questions were raised regarding the propriety of the original accounting for the merger with Xpedite.

Acceleration of Depreciation and Amortization

In the fourth quarter of 1998, the Company accelerated depreciation of certain assets by shortening their estimated useful lives. These assets consist of computers and telecommunications equipment associated with certain legacy technology systems which management intends to remove from service in the foreseeable future. Effective in the fourth quarter of 1998, these assets are being amortized over periods ranging from nine months to one year, the anticipated remaining service period. Prior to the change, such assets were being amortized over estimated lives ranging from two to five years.

In addition, the Company accelerated the amortization of all remaining goodwill and other acquired intangible assets effective in the fourth quarter of 1998. This action resulted from management's determination that the period over which it anticipates deriving future cash flows from such assets warrants a shorter estimated useful life for amortization purposes. Goodwill is now being amortized over seven years as compared with 10 to 40 years prior to the change. Remaining acquired intangible assets are being amortized over lives ranging from three to five years as compared with five to eight years prior to the change.

The Company has also shortened the amortization period associated with a strategic alliance contract intangible asset from 25 years to three years effective in the fourth quarter of 1998. See Note 8-Strategic Alliances and Investments for further discussion surrounding events causing this change.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its results of operations or financial position upon adoption of SFAS No. 133.

4. NET INCOME (LOSS) PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share are the same in the three month periods ended March 31, 1999 and 1998 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, are antidilutive in both periods.

5. COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income (loss) in the three month periods ended March 31, 1999 and 1998. For the three month periods ended March 31, 1999 and 1998, total comprehensive loss was approximately $(26.8) million and $(12.8) million, respectively.

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

XPEDITE SYSTEMS, INC. ACQUISITION

On February 27, 1998, Premiere acquired Xpedite, a worldwide leader in the electronic document distribution business including, fax, e-mail, telex and mailgram services. Premiere issued approximately 11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase of Xpedite has been allocated as follows:

                 Operating and other tangible assets.. $ 90,035
                 Customer lists.......................   35,700
                 Developed technology.................   34,300
                 Acquired research and development....   15,500
                 Assembled workforce..................    7,500
                 Goodwill.............................  384,701
                                                       --------
                 Assets acquired......................  567,736
                 Less liabilities assumed.............  203,487
                                                       --------
                                                       $364,249
                                                       ========

The valuation of intangible assets and acquired research and development were based upon an independent appraisal. Acquired research and development represents the value assigned to research and development projects in the development stage which had not reached technological feasibility at the date of acquisition or had no alternative future use. These costs were expensed at the date of the acquisition.

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

The following unaudited pro forma consolidated results of operations for the three month period ended March 31, 1998 assumes the acquisitions made by the Company in 1998 which were accounted for as purchases occurred on January 1, 1998. Pro forma adjustments consist of amortization of intangible assets acquired and lost interest income reflecting cash paid in the acquisitions (amounts in thousands).

Revenues                          $    132,079
Net loss                          $    (27,928)
Basic net loss per share          $      (0.61)
Diluted net loss per share        $      (0.61)

7. RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

In the first quarter of 1998, Premiere recorded a charge of approximately $7.5 million to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions resulted from management's plan to reduce sales, operations and administrative headcount by exiting duplicative and under performing operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite.

Activity in accrued costs for restructuring and other special charges during the three month period ended March 31, 1999 is as follows (amounts in thousands):

                                          Accrued                   Accrued
                                           Costs                     Costs
                                        December 31,    Costs       March 31,
                                            1998       Incurred       1999
                                        -----------    --------     --------
Severance                                $ 4,837       $ 318       $  4,519
Asset impairments                          4,722          --          4,722
Restructure or terminate contractual
 obligations                                 417          --            417
Other costs, primarily to exit
 facilities and certain activities         2,291         219          2,072
                                         -------       -----       --------
                                         $12,267       $ 537       $ 11,730
                                         =======       =====       ========

8. STRATEGIC ALLIANCES AND INVESTMENTS

Assets recorded as strategic alliances and investments at March 31, 1999 and December 31, 1998 are as follows (amounts in thousands):

                                                       March 31,    December 31,
                                                         1999           1998
                                                       --------       -------
MCI WorldCom strategic alliance                        $ 16,072       $16,072
Less accumulated amortization                             4,591         3,445
                                                       --------       -------
                                                         11,481        12,627
Equity investments                                       16,883        15,883
                                                       --------       -------
                                                       $ 28,364       $28,510
                                                       ========       =======

Management periodically reviews assets for impairment and in 1998 determined that a write-down in the carrying value of the MCI WorldCom strategic alliance was required based upon management's assessment of revenue levels expected to be derived from this alliance and uncertainties surrounding the merger of WorldCom and MCI in 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment of approximately $13.9 million in 1998. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its amortization period to three years as compared with 25 years prior to the change. In addition, Premiere recorded a write-down of approximately $3.9 million in the fourth quarter of 1998 in its investment in certain equity securities of DigiTEC 2000. This charge was necessary to reduce the carrying value of this investment to its fair market value based upon management's assessment that the decline in value of these securities below their carrying value was not temporary. Management continually reviews these and other assets for impairment. In the event management determines an asset impairment has occurred, write-downs in the carrying value of such assets may be required.

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

9. STOCK-BASED COMPENSATION PLANS

The Company has three stock based compensation plans, the 1994 Stock Option Plan, the 1995 Stock Plan and the 1998 Stock Plan, which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. These plans are administered by committees consisting of members of the Board of Directors of the Company.

Options for all 960,000 shares of common stock available under the 1994 Stock Option Plan have been granted. Generally, all such options are non-qualified, provide for an exercise price equal to fair market value at date of grant, vest ratably over three years and expire eight years from date of grant.

The 1995 Stock Plan provides for the issuance of stock options, stock appreciation rights and restricted stock to employees. A total of 8,000,000 shares of common stock have been reserved in connection with this plan. Options issued under this plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral.

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

On July 22, 1998, the Board of Directors approved the 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing 1995 Stock Plan, except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provide for the grant of incentive stock options. Under the 1998 Plan, 4,000,000 shares of common stock are reserved for the grant of non-qualified stock options and other incentive awards to employees and consultants of the Company.

10. COMMITMENTS AND CONTINGENCIES

LITIGATION

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisitions of Voice-Tel Enterprises, Inc. ("Voice-Tel"), Voice-Tel's franchisees and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, American Teleconferencing Services, TeleT Telecommunications, LLC ("TeleT") and VoiceCom Holdings, Inc. ("VoiceCom"), as well as its venture with UniDial Communications, its investment in USA.NET and the commercial release of Orchestrate(R). Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint in April 1999.

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

On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of Communications Network Corporation ("CNC"), and his company, Platinum NetworkCorp. ("Platinum"), filed a complaint against Premiere Communications, Inc. ("PCI"), WorldCom Network Services, Inc. f/k/a WilTel, Inc, ("WorldCom"), Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX in the United States District Court for the Eastern District of New York. Plaintiffs contend that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. This matter has been settled, pending payment of $250,000 by Khatib to WorldCom. The settlement does not require PCI or Premiere to make any payments.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite filed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, 1999, plaintiffs filed a motion for reconsideration of the court's decision. A trial date has been tentatively set for July 1999.

On or about May 27, 1998, Telephone Company of Central Florida ("TCCF"), a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom and PCI are two of the largest creditors in this bankruptcy case. In August 1998, WorldCom filed a separate lawsuit in the Federal District Court for the Middle District of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the amounts received by the insiders. On August 10, 1998, TCCF filed a motion with the Bankruptcy Court requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom and PCI, alleging service problems with WorldCom and PCI. PCI and TCCF reached an agreement, approved by the Bankruptcy Court in November 1998, which provides for mutual releases to be executed between the parties and certain affiliates and insiders. The mutual releases have been fully executed, in accordance with the terms of the settlement. The settlement does not require PCI or Premiere to make any payments.

On December 22, 1998 Shelly D. Swift filed a complain against First USA Bank, First Credit Card Services USA, and PCI in the United States District Court for the Northern District of Illinois. Swift alleges that the defendants sent her an unsolicited "credit card" in violation of the Truth in Lending Act and state law. Swift seeks an injunction and monetary damages on behalf of a putative class of persons who received the alleged credit card. On February 19,1999, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted.

In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated certain patent rights owned by Aspect and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by such rights. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. On March 29, 1999 the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. Additionally, the Company believes that certain licenses it has from third-party vendors may insulate the Company from some or all of any damages in the event of an adverse outcome in this litigation.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

11. SEGMENT REPORTING

The Company's reportable segments are strategic business groups that align the Company in two distinct market segments focused on the customers each serves: large businesses and small office/home businesses and individuals. Corporate Enterprise Solutions caters to large businesses, such as Fortune 1000 companies. Its services include those most complementary with large organizations including electronic document distribution, corporate messaging services, 800-based and local access voice messaging, interactive voice response and calling card programs, and full-service conference calling. Emerging Enterprise Solutions focuses in the small office/home office and individual subscriber segment. Its services include Orchestrate (R), a suite of internet-based communication services, local access voice and data messaging and enhanced calling services, including long distance and enhanced 800-based services. Information concerning the operations in these reportable segments for the three months ended March 31, 1999 and 1998 is as follows (in millions):


                                                    1999        1998
                                                    ----        ----
       REVENUES:
          Corporate Enterprise Solutions         $   81.6     $  33.5
          Emerging Enterprise Solutions              31.3        51.4
          Corporate and eliminations                 (0.1)         --
                                                 --------     -------
          Totals                                 $  112.8     $  84.9
                                                 ========     =======
       EBITDA:
          Corporate Enterprise Solutions         $   20.1     $  11.8
          Emerging Enterprise Solutions               2.9        12.1
          Corporate and eliminations                 (4.9)        (.7)
                                                 --------     -------
          Subtotal                                   18.1        23.2
          Restructuring, merger  costs and
            other special charges                      --        (7.6)
          Acquired research and development            --       (15.5)
          Accrued settlement costs                     --        (1.5)
                                                 --------     -------
          Totals                                 $   18.1     $  (1.4)
                                                 ========     =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Premiere is a leading provider of enhanced communications services designed to simplify everyday communications of both businesses and individuals. Premiere provides its innovative solutions for simplifying communications through two strategic business groups: Corporate Enterprise Solutions ("CES"), which targets Fortune 1000 and other large companies; and Emerging Enterprise Solutions ("EES"), which targets smaller fast-track companies and individuals. CES's services include: Premiere Document Distribution, which provides enhanced electronic document distribution services; Premiere Corporate Messaging, which provides local access and 800-based voice messaging services; Premiere WorldLink Corporate Card, an 800-based enhanced calling card service; Premiere Interactive Voice Response, which provides various IVR applications; and Premiere Conferencing, which provides a full range of conferencing services. EES's services include: Premiere Internet-Based Communications Services, featuring Orchestrate(R) by Premiere, which integrates the Company's service offerings by allowing customers to access such services through a computer or telephone; Premiere Voice and Data Messaging, which provides customers access to one of the largest "voice intranets" in the world; and Premiere Enhanced Calling Services, which provides long distance and enhanced 800-based services.

Premiere's revenues are generally based on usage. In addition to usage fees, local access Voice and Data Messaging services, certain of Premiere's Enhanced Calling Services and the Orchestrate(R) suite of products contain fixed monthly fees.

Telecommunications costs consist primarily of the cost of long distance transmission and other telecommunications related charges incurred in providing Premiere's services.

Direct operating costs consist primarily of rent and facility expense associated with operations centers, salaries and wages of operations engineering and support personnel and other operating costs incurred in service delivery activities.

Selling and marketing costs consist primarily of advertising and promotion costs, employee and non-employee commissions and salary and wages and other operating expenses associated with selling and marketing activities.

General and administrative expenses include salaries and wages associated with customer service, research and development and administrative functions, bad debt expense, professional and consulting fees, property taxes and other operating expenses incurred in customer service, research and development and administrative activities.

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

"EBITDA" as used below, is defined as the sum of net income or loss and, to the extent deducted in determining net income or loss for such period, net interest expense, income taxes, depreciation and amortization.

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

In February 1999, Premiere announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission, Premiere was required to discontinue accounting for its acquisition of Xpedite Systems, Inc. ("Xpedite") as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. Accordingly, Premiere has restated its unaudited interim financial statements for 1998. The Office of the

Chief Accountant determined that Premiere's post merger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements. No questions were raised regarding the propriety of the original accounting for the merger with Xpedite.

ANALYSIS OF OPERATING RESULTS

Overview

The following table presents certain financial information about the Company's strategic business groups for the three months ended March 31, (amounts in millions):

                                                 1999        1998
                                                 ----        ----
      REVENUES:
         Corporate Enterprise Solutions        $   81.6    $  33.5
         Emerging Enterprise Solutions             31.3       51.4
         Corporate and eliminations                (0.1)        --
                                               --------    -------
         Totals                                $  112.8    $  84.9
                                               ========    =======
      EBITDA:
         Corporate Enterprise Solutions        $   20.1    $  11.8
         Emerging Enterprise Solutions              2.9       12.1
         Corporate                                 (4.9)       (.7)
                                               --------    -------
         Subtotal                                  18.1       23.2
         Restructuring, merger costs and
           other special charges                     --       (7.6)
         Acquired research and development           --      (15.5)
         Accrued settlement costs                    --       (1.5)
                                               --------    -------
         Totals                                $   18.1    $  (1.4)
                                               ========    =======
Analysis

Premiere's financial statements reflect the results of operations of Xpedite, acquired in February 1998, and ATS, acquired in April 1998, from the date of their respective acquisitions. These acquisitions have been accounted for under the purchase method of accounting. The following discussion and analysis is prepared on that basis.

Consolidated revenues increased 32.9% to $112.8 million in the three months ended March 31, 1999 as compared with the same period in 1998. CES revenues increased 143.6% to $81.6 million over this period principally due to the acquisition of Xpedite in February 1998 and ATS in April 1998. Revenue growth from acquisitions in the CES group, was offset by revenue losses in 1998 from two EES Group customers which declared bankruptcy in the second quarter, management's decision to discontinue certain unprofitable prepaid calling card programs and expiration of minimum revenue commitments provided under the Company's strategic alliance agreement with MCI WorldCom.

Consolidated gross profit margins were 71.2% and 68.9% for the three months ended March 31, 1999 and 1998, respectively. Consolidated gross profit margins benefited in 1999 from the discontinuance of unprofitable prepaid calling card programs in the first half of 1998. In general, Premiere has experienced favorable trends in per unit telecommunications costs in each of its strategic business groups by aggressively leveraging increasing minute volumes to negotiate quantity discounts with telecommunications carriers. Such costs have also been favorably affected by general industry trends in which long distance transport and the cost of local access services have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

Consolidated direct costs of operations increased to 14.0% of revenues in the three months ended March 31, 1999 as compared with 7.0% for the same period of 1998. The increase in these costs as a percent of revenues results mainly from the acquisition of ATS (Premiere Conferencing) in April 1998. The service delivery processes of Premiere Conferencing include a relatively higher labor cost than Premiere's other services. Another factor contributing to the increase in these costs as a percent of revenues in 1999, is revenue losses in the EES group. Such losses hampered coverage of certain relatively fixed operations, engineering and support costs.

Consolidated selling and marketing costs declined to 21.4% of revenues in the three months ended March 31, 1999 from 24.8% of revenues in the same period in 1998. This decrease principally reflects the discontinuance of certain ineffective advertising programs in the EES group in 1998. In addition, the acquisitions of Xpedite (Premiere Document Distribution) and ATS (Premiere Conferencing) have favorably impacted the ratio of consolidated selling and marketing costs to revenues. Such costs have generally been lower in relation to revenues for these businesses as compared with the Company's other businesses.

General and administrative costs were 19.5% of revenues for the three months ended March 31, 1999 compared with 9.7% of revenues for the same period in 1998. Contributing to the increase in these costs as a percent of revenues, was the acquisition of ATS in April 1998. Additionally, Premiere aggressively expanded its management infrastructure in 1998 to more effectively support anticipated growth in its business. These actions included hiring additional senior level managers and expanding its corporate headquarters facilities throughout 1998.

Depreciation and amortization was $40.3 million for three month period ended March 31, 1999 as compared with $12.5 million for the same period in 1998. The increase in depreciation and amortization in 1999 results mainly from amortization of assets acquired in the acquisitions of Xpedite and ATS and changes in depreciable lives for certain assets and goodwill. Identifiable intangible assets and goodwill acquired in the Xpedite and ATS acquisitions are being amortized over three to seven years. In addition, amortization and depreciation of certain existing operating and intangible assets were accelerated, effective in the fourth quarter of 1998, following a reduction in the estimated useful lives of such assets. This action was based on a reassessment of the utility of such assets by Premiere's management. The affected assets consist of goodwill and other intangible assets and computer and telecommunications equipment associated with certain legacy technology systems, the use of which is expected to be discontinued in the foreseeable future. Such assets are being amortized over lives ranging from one to seven years, effective in the fourth quarter of 1998, as compared with lives ranging from five to 40 years prior to the change.

Net interest expense increased to $5.6 million for the three months ended March 31, 1999 as compared with $1.5 million for the same period in 1998. Net interest expense increased in 1999 mainly due to interest associated with $132.3 million of debt assumed in the acquisition of Xpedite in February 1998. Substantially all of the debt assumed in the acquisition of Xpedite was associated with a short-term revolving loan facility maintained by Xpedite. In addition, the use of cash and short-term investments to fund strategic and operating initiatives reduced interest income in 1999.

In the first quarter of 1998, Premiere recorded a charge of approximately $7.5 million to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions resulted from management's plans to reduce sales, operations and administrative headcount by exiting duplicative and under performing operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite.

Premiere expensed approximately $15.5 million in the three months ended March 31, 1998 reflecting costs associated with a research and development project acquired in the Xpedite acquisition. These costs were valued based upon an independent appraisal. The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor are anticipated beginning in 1999 and a discount rate of 25% was used for valuation purposes.

In 1999 and 1998, the Company's effective income tax rate varied from the statutory rate primarily as a result of non-deductible goodwill amortization associated with Premiere's acquisitions which have been accounted for under the purchase method of accounting.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $8.6 million in the first quarter of 1999 as compared with $8.2 million in the first quarter of 1998. Excluding payments made for restructuring, merger costs and other special charges, net cash provided by operations in the three months ended March 31, 1999 was $9.1 million as compared with $16.8 million for the same period in 1998. Operating cash flow declined in 1999 primarily as a result of revenue losses in Premiere's EES group and continued investment by the Company to expand its management infrastructure.

Investing activities provided cash of approximately $4.5 million and $12.4 million in the three months ended March 31, 1999 and 1998, respectively. The principal source of cash from investing activities in 1999 and 1998 was the liquidation of short-term investments in marketable securities to fund various operating and strategic initiatives. Premiere made capital expenditures of $10.6 million and $13.6 million in the three months ended March 31, 1999 and 1998, respectively. Capital programs in 1999 include construction costs and equipment purchases associated with the Company's network expansion program, development costs incurred in connection with the Company's Web-based communications services and operating infrastructure expansion in support of new business growth. Management anticipates that capital expenditure levels experienced in the first quarter of 1999 will continue for the foreseeable future as the Company continues development of its Web-based communications services and upgrades and expands operational infrastructure of both its existing computer telephony network and the networks of its acquired companies.

Significant cash outflows for financing activities in 1999 included a net reduction in borrowings, mainly repayments under the Company's revolving loan facility, of approximately $16.7 million. Effective December 16, 1998, Premiere amended and restated the revolving loan facility it assumed in connection with the Xpedite acquisition for a period of one year. This arrangement provides for borrowings of up to $150 million and contains certain covenants which require the Company to maintain minimum earnings and interest coverage ratios and achieve certain revenue levels, in addition to other covenants. The Company was in compliance with all such covenants at March 31, 1999. Continued compliance under these loan covenants will require that Premiere attain certain revenue levels, as well as achieve earnings growth or reduce indebtedness in order to satisfy the minimum ratio requirements required under this arrangement. At March 31, 1999, the Company had unused borrowing capacity of approximately $47.4 million under the revolving loan facility.

At March 31, 1999, the Company's principal commitments involve indebtedness under its revolving loan facility which matures December 16, 1999, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. The Company is in compliance under all such agreements at this date.

Management believes that cash and marketable securities on-hand of approximately $18.6 million, cash generated by operating activities and borrowing capacity under the Company's revolving loan facility will be adequate to fund growth in the Company's existing businesses in 1999. Premiere's revolving loan arrangement matures on December 15, 1999 and the Company will be required to repay or refinance this indebtedness at that time. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets and other factors, the Company, may from time to time, engage in capital transactions, including debt or equity issuances, in order to increase the Company's financial flexibility and meet other capital needs.

RESTRUCTURING, REBRANDING AND OTHER SPECIAL CHARGES

In the first quarter of 1998, Premiere recorded a charge of approximately $7.5 million to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions resulted from management's plans to reduce sales, operations and administrative headcount by exiting duplicative and under performing operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite.

THE YEAR 2000 ISSUE

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that most of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

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

The Company has materially completed the first six phases of the Initiative for certain of its Software Applications and Hardware Platforms. While each of the Company's operating subsidiaries is at a different stage of completion of the Initiative, the Initiative calls for a majority of the Company's operating subsidiaries to complete the first six phases of the Initiative by June 30, 1999. In one operating subsidiary, one operational challenge not related to Year 2000 has the potential to delay the completion of software deployment in one subsystem into the third quarter of 1999. Two contingency plans are being pursued in parallel with the primary initiative to insure that there is minimal impact on customers' use of the Company's services. In another subsidiary, the implementation of a new, enhanced customer care system has been rescheduled until after the completion of the summer peak usage season. As a contingency plan, the existing system will also be adapted for Year 2000. The system integration testing of Software Applications and Hardware Platforms required by phase (vi) of the Initiative has begun with respect to some of the Company's business activities. The Initiative calls for initiation of final testing throughout the Company by no later than the end of the second quarter of 1999.

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

Costs to Address the Company's Year 2000 Issues. Thus far the majority of the
-----------------------------------------------
work on the Initiative has been performed by the Company's employees and subcontractors, which has limited the cost spent to date. The Company estimates that the total historical and future costs of implementing the Initiative will be approximately $7 million, the majority of which relate to capital expenditures. However, because the Initiative may undergo changes as a result of many factors, including but not limited to, the results of any phase of the Initiative, the Company's periodic review of its progress or recommendations of the Consultant, the Company's estimate of the total cost of implementation may be revised as the Initiative progresses. In the event such costs need to be revised, such revised costs could have a material adverse effect on the Company's financial condition and results of operations. The Company will fund the costs of implementing the Initiative from cash flows. The Company has not deferred any specific information technology project as a result of the implementation of the Initiative. The Company does not expect that the opportunity cost of implementation of the Initiative will have a material effect on the financial condition of the Company or its results of operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS" No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect to its financial position upon adoption of SFAS No. 133.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and elsewhere by management or Premiere from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning Premiere's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about Premiere's business strategy and means to implement the strategy, Premiere's objectives, the amount of future capital expenditures, the likelihood of Premiere's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, Premiere claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of Premiere, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Premiere's forward-looking statements, including the following factors:

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

Premiere cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-Q and in documents incorporated in this Form 10-Q are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. Premiere takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or the date of the statement, if a different date.

All statements made herein regarding the Company's state of readiness with respect to the Year 2000 issue constitute "Year 2000 readiness disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law No. 105-271.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Derivative instruments are not currently used and, if utilized, are employed as risk management tools and not for trading purposes.

At March 31, 1999, no derivative financial instruments were outstanding to hedge interest rate risk. The interest rates on the Company's borrowings under its credit facility are based on either the lender's Prime Rate or LIBOR. Any changes in these rates would affect the rate at which the Company could borrow funds under its bank credit facility. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at March 31, 1999, by $6.9 million. A hypothetical 10% increase in interest rates on the Company's variable rate long-term debt for a duration of one year would increase interest expense by $0.9 million.

Approximately 27.0% of the Company's sales and 20.7% of its operating costs and expenses were transacted in foreign currencies in 1999. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and the Asia Pacific region and local currency sales in Europe and the Asia Pacific region. The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at March 31, 1999. To minimize the impact of changes in exchange rates, the Company borrows from time to time in British Pounds under its credit facility.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisitions of Voice-Tel Enterprises, Inc. ("Voice-Tel"), Voice-Tel's franchisees and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, American Teleconferencing Services, TeleT Telecommunications, LLC ("TeleT") and VoiceCom Holdings, Inc. ("VoiceCom"), as well as its venture with UniDial Communications, its investment in USA.NET and the commercial release of Orchestrate(R). Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint in April 1999.

A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Based on these factual allegations, plaintiffs allege causes of action against the Company for breach of contract against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 ("Securities Act"), and against the individual Defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. A motion to dismiss and a motion to transfer venue to Georgia are presently pending.

On November 26, 1997, Wael Al-Khatib ("Al-Khatib"), the sole shareholder and former president of Communications Network Corporation ("CNC"), and his company, Platinum NetworkCorp. ("Platinum"), filed a complaint against Premiere Communications, Inc. ("PCI"), WorldCom Network Services, Inc. f/k/a WilTel, Inc, ("WorldCom"), Bernard J. Ebbers, David F. Meyers, Robert Vetera, Joseph Cusick, William Trower, Don Wilmouth, Digital Communications of America, Inc., Boland Jones, Patrick Jones, and John Does I-XX in the United States District Court for the Eastern District of New York. Plaintiffs contend that PCI, certain officers of PCI and the other defendants engaged in a fraudulent scheme to restrain trade in the debit card market nationally and in the New York debit card sub-market and made misrepresentations of fact in connection with the scheme. The plaintiffs are seeking at least $250 million in compensatory damages and $500 million in punitive damages from PCI and the other defendants. This matter has been settled, pending payment of $250,000 by Khatib to WorldCom. The settlement does not require PCI or Premiere to make any payments.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite filed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, 1999, plaintiffs filed a motion for reconsideration of the court's decision. A trial date has been tentatively set for July 1999.

On or about May 27, 1998, Telephone Company of Central Florida ("TCCF"), a user of the Company's network management system, filed for protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Middle District of Florida. WorldCom and PCI are two of the largest creditors in this bankruptcy case. In August

1998, WorldCom filed a separate lawsuit in the Federal District Court for the Middle District of Florida against certain insiders of TCCF alleging payment of improper distributions to the insiders in excess of $1.0 million and asserting a constructive trust claim against the amounts received by the insiders. On August 10, 1998, TCCF filed a motion with the Bankruptcy Court requesting authority to hire counsel for the purpose of pursuing certain alleged claims against WorldCom and PCI, alleging service problems with WorldCom and PCI. PCI and TCCF reached an agreement, approved by the Bankruptcy Court in November 1998, which provides for mutual releases to be executed between the parties and certain affiliates and insiders. The mutual releases have been fully executed, in accordance with the terms of the settlement. The settlement does not PCI or Premiere to make any payments.

On December 22, 1998 Shelly D. Swift filed a complain against First USA Bank, First Credit Card Services USA, and PCI in the United States District Court for the Northern District of Illinois. Swift alleges that the defendants sent her an unsolicited "credit card" in violation of the Truth in Lending Act and state law. Swift seeks an injunction and monetary damages on behalf of a putative class of persons who received the alleged credit card. On February 19,1999, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted.

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

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit Number     Exhibit Description

3.1                Amended and Restated Bylaws of the registrant, as amended.

11.1               Statements re: computation of per share earnings.

27.1               Financial Data Schedule for the Three Month Period Ended
                   March 31, 1999.

      (b)   Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

                                                         Entities For Which
Date of Report                                                Financial
(Date Filed)                 Items Reported               Statements Filed

03/04/99           Item 5 - Announcing change in the           None.
                   accounting treatment of the merger
                   with Xpedite Systems, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 17, 1999                  PREMIERE TECHNOLOGIES, INC.
-------------
Date
                              /s/ HARVEY A. WAGNER
                              --------------------------------------------------
                              Harvey A. Wagner
                              Executive Vice President of Finance and
                              Administration and Chief Financial Officer
                              (Principal Financial and Accounting Officer and
                              duly authorized signatory of the Registrant)

                                 EXHIBIT INDEX

Exhibit Number     Exhibit Description

3.1                Amended and Restated Bylaws of the registrant, as amended.

27.1               Financial Data Schedule for the Three Month Period Ended
                   March 31, 1999.