Form 10-Q/A
period 1999-03-31
PREMIERE TECHNOLOGIES INC
filed 1999-05-27
CIK 880804

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

       (1) Yes [X] No [_]                               (2) Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                 Outstanding at May 26, 1999
            -----                                 ---------------------------
Common Stock, $0.01 par value                          46,167,611 shares

                               EXPLANATORY NOTE


     This Form 10-Q/A is filed by Premiere Technologies, Inc. to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, solely to refile Exhibit 3.1 to include certain portions that were inadvertently omitted from the previous filing.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

Exhibit Number     Exhibit Description

3.1                Amended and Restated Bylaws of the registrant, as amended.

27.1 Financial Data Schedule for the Three Month Period Ended March 31, 1999 (previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

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


May 26, 1999                  PREMIERE TECHNOLOGIES, INC.
-------------
Date
                              /s/ HARVEY A. WAGNER
                              --------------------------------------------------
                              Harvey A. Wagner
                              Executive Vice President of Finance and
                              Administration and Chief Financial Officer
                              (Principal Financial and Accounting Officer and
                              duly authorized signatory of the Registrant)

                                 EXHIBIT INDEX

Exhibit Number     Exhibit Description

3.1                Amended and Restated Bylaws of the registrant, as amended.

27.1 Financial Data Schedule for the Three Month Period Ended March 31, 1999 (previously filed with the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).