Form 10-Q
period 1999-06-30
PREMIERE TECHNOLOGIES INC
filed 1999-08-16
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

       (1) Yes [X] No [_]                     (2) Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                      Outstanding at August 13, 1999
               -----                      ------------------------------
     Common Stock, $0.01 par value               46,761,468 shares

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                              INDEX TO FORM 10-Q


PART I. FINANCIAL INFORMATION                                                                       Page
                                                                                                    ----
   Item 1 Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998.................................................................       3

          Condensed Consolidated Statements of Operations
          for the Three and Six Month Periods ended June 30, 1999 and 1998......................       4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months ended June 30, 1999 and 1998.......................................       5

          Notes to Condensed Consolidated Financial Statements..................................       6

   Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................      14

   Item 3 Quantitative and Qualitative Disclosures About Market Risk............................      22

PART II OTHER INFORMATION

   Item 1 Legal Proceedings.....................................................................      23

   Item 2 Changes in Securities.................................................................      25

   Item 3 Defaults Upon Senior Securities.......................................................      25

   Item 4 Submission of Matters to a Vote of Security Holders...................................      25

   Item 5 Other Information.....................................................................      26

   Item 6 Exhibits and Reports on Form 8-K......................................................      26

SIGNATURES......................................................................................      27

EXHIBIT INDEX

                         ITEM 3. FINANCIAL STATEMENTS

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                           June 30,    December 31,
                                                             1999         1998
                                                          ----------   -----------
                                                          (Unaudited)
                               ASSETS
CURRENT ASSETS
  Cash and equivalents...................................   $  14,141  $   19,226
  Marketable securities..................................         162      20,769
  Accounts receivable, net...............................      62,307      55,660
  Prepaid expenses and other.............................      13,015       7,940
  Deferred income taxes, net.............................      20,977      20,977
                                                            ---------  ----------
      Total current assets...............................     110,602     124,572

PROPERTY AND EQUIPMENT, NET.............................      127,125     137,311

OTHER ASSETS
  Strategic alliances and investments, net..............       31,720      28,510
  Intangibles, net......................................      476,387     492,185
  Deferred income taxes, net............................        7,994           -
  Other assets..........................................       12,478      20,173
                                                            ---------  ----------
                                                            $ 766,306  $  802,751
                                                            =========  ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................................    $  27,359  $   24,270
  Accrued liabilities...................................       53,073      48,817
  Accrued taxes.........................................       22,906      16,279
  Revolving loan........................................      126,064     118,082
  Current maturities of long-term debt and
      capital lease obligations.........................        1,418       3,370
  Accrued restructuring, merger costs
      and other special charges.........................        6,099       7,545
                                                            ---------  ----------
      Total current liabilities.........................      236,919     218,363
                                                            ---------  ----------

LONG-TERM LIABILITIES
  Convertible subordinated notes........................      172,500     172,500
  Long-term debt and capital lease obligations..........        5,521       5,721
  Other accrued liabilities.............................          877       1,111
  Deferred income taxes, net ...........................            -       4,162
                                                            ---------  ----------
      Total long-term liabilities.......................      178,898     183,494
                                                            ---------  ----------

COMMITMENTS AND CONTINGENCIES (Note 10)                             -           -

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value; 150,000,000 shares
      authorized, 47,351,337 and 46,894,148 shares
      issued in 1999 and 1998, respectively, and
      46,254,337 and 45,797,148 shares
      outstanding in 1999 and 1998, respectively........          474         469
  Additional paid-in capital............................      562,653     562,106
  Treasury stock, at cost ..............................       (9,133)     (9,133)
  Note receivable, shareholder .........................         (973)       (973)
  Cumulative translation adjustment.....................        1,221       1,269
  Accumulated deficit...................................     (203,753)   (152,844)
                                                            ---------  ----------
      Total shareholders' equity........................      350,489     400,894
                                                            ---------  ----------
                                                            $ 766,306  $  802,751
                                                            =========  ==========

        Accompanying notes are integral to these condensed consolidated financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   Three Months Ended       Six Months Ended
                                                                  June 30,      June 30,   June 30,   June 30,
                                                                    1999         1998       1999       1998
                                                                  -------      --------   --------    -------
                                                                       (unaudited)             (unaudited)
REVENUE..................................................          $114,444    $121,435   $227,253    $206,336
TELECOMMUNICATIONS COSTS ................................            32,204      35,778     64,660      62,148
                                                                  ---------    --------   --------    --------
GROSS PROFIT.............................................            82,240      85,657    162,593     144,188
DIRECT OPERATING COSTS...................................            17,472      15,062     33,214      21,049
                                                                  ---------    --------   --------    --------
CONTRIBUTION MARGIN......................................            64,768      70,595    129,379     123,139
                                                                  ---------    --------   --------    --------
OTHER OPERATING EXPENSES
  Selling and Marketing..................................            30,882      27,585     55,006      48,663
  General and administrative.............................            31,762      35,535     53,747      43,698
  Depreciation and amortization..........................            42,130      28,705     82,431      41,244
  Restructuring, merger costs and other special charges..                 -           -          -       7,545
  Acquired research and development......................                 -           -          -      15,500
  Accrued settlement cost................................                 -           -          -       1,500
                                                                  ---------    --------   --------    --------
     Total other operating expenses......................           104,774      91,825    191,184     158,150
                                                                  ---------    --------   --------    --------
OPERATING LOSS...........................................           (40,006)    (21,230)   (61,805)    (35,011)
                                                                  ---------    --------   --------    --------
OTHER INCOME (EXPENSE)...................................
  Interest, net..........................................            (6,420)     (3,942)   (12,016)     (5,422)
  Other, net.............................................            13,664         (71)    13,219        (183)
                                                                  ---------    --------   --------    --------
     Total other income (expense)........................             7,244      (4,013)     1,203      (5,605)
                                                                  ---------    --------   --------    --------
LOSS BEFORE INCOME TAXES.................................           (32,762)    (25,243)   (60,602)    (40,616)
INCOME TAX BENEFIT.......................................            (6,881)     (4,291)    (9,693)     (6,904)
                                                                  ---------    --------   --------    --------
NET LOSS.................................................          $(25,881)   $(20,952)  $(50,909)   $(33,712)
                                                                  =========    ========   ========    ========

BASIC NET LOSS PER SHARE.................................          $  (0.56)   $  (0.45)  $  (1.10)   $  (0.79)
                                                                  =========    ========   ========    ========
DILUTED NET LOSS PER SHARE...............................          $  (0.56)   $  (0.45)  $  (1.10)   $  (0.79)
                                                                  =========    ========   ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC..................................................            46,168      46,074     46,083      42,784
                                                                  =========    ========   ========    ========
  DILUTED................................................            46,168      46,074     46,083      42,784
                                                                  =========    ========   ========    ========

       Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                  June 30,      June 30,
                                                                    1999          1998
                                                                    ----          ----
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...................................................    $(50,909)      $(33,712)
  Adjustments to reconcile net loss to cash flows
   from operating activities:
     Depreciation and amortization...........................      82,431         41,244
     Deferred income taxes...................................     (10,776)       (16,498)
     Restructuring, merger costs and other special
      charges................................................                      7,545
     Accrued settlement cost ................................           -          1,500
     Acquired research and development.......................           -         15,500
     Payments for restructuring, merger costs and
      other special charges..................................      (1,747)       (13,657)
  Changes in assets and liabilities:
     Accounts receivable, net................................      (2,269)           899
     Prepaid expenses and other..............................      (8,479)         2,536
     Accounts payable and accrued expenses...................       4,299          8,910
                                                                 --------       --------
          Total adjustments..................................      63,459         47,979
                                                                 --------       --------
          Net cash provided by operating activities..........      12,550         14,267
                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment.........................     (20,791)       (31,688)
  Proceeds from disposal of property and equipment ..........           -            107
  Redemption of marketable securities, net...................      20,613        102,581
  Cash paid for acquired companies, net of cash
   acquired..................................................     (24,047)       (39,900)
  Strategic investments......................................      (8,089)        (8,019)
  Other......................................................       7,407            105
                                                                 --------       --------
          Net cash (used in) provided by investing
            activities.......................................     (24,907)        23,186
                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (payments under) borrowing
   arrangements, net.........................................       6,307         (6,741)
  Purchase of common stock for treasury......................           -         (2,619)
  Net funds from exercise of stock options...................         970         (2,150)
  Other......................................................           -           (354)
                                                                 --------       --------
          Net cash provided by (used in) financing activities.      7,277        (11,864)
                                                                 --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH......................          (5)          (350)
                                                                 --------       --------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS..............      (5,085)        25,239
CASH AND EQUIVALENTS, beginning of period....................      19,226         21,770
                                                                 --------       --------
CASH AND EQUIVALENTS, end of period..........................    $ 14,141       $ 47,009
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

The Company has also shortened the amortization period associated with a strategic alliance contract intangible asset from 25 years to three years effective in the fourth quarter of 1998. See "Note 8-Strategic Alliances and Investments" for further discussion surrounding events causing this change.

3. NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its results of operations or financial position upon adoption of SFAS No. 133.

4. NET INCOME (LOSS) PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share are the same in the three and six month periods ended June 30, 1999 and 1998 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, are antidilutive in such periods.

5. COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income (loss) in the six month periods ended June 30, 1999 and 1998. For the three month periods ended June 30, 1999 and 1998, total comprehensive loss was approximately $(24.1) million and $(20.3) million, respectively. For the six month periods ended June 30, 1999 and 1998, total comprehensive loss was $(51.0) million and $(33.6) million, respectively.

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

XPEDITE SYSTEMS, INC. ACQUISITION

On February 27, 1998, Premiere acquired Xpedite Systems, Inc. ("Xpedite"), a worldwide leader in the electronic document distribution business including, fax, e-mail, telex and mailgram services. Premiere issued approximately 11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated as follows:

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

INTERNATIONAL ACQUISITIONS

During the second quarter of 1999, Premiere purchased all remaining ownership interests it did not already own in an affiliated electronic document distribution company located in France for approximately $19 million in cash and liabilities assumed. Premiere held an approximate 18% ownership interest in the affiliate prior to this transaction which has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $18 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years.

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

The following unaudited pro forma consolidated results of operations assumes the acquisitions made by the Company in 1998 and 1999 which were accounted for as purchases occurred on January 1, 1998. Pro forma adjustments consist of amortization of intangible assets acquired and interest reflecting cash paid in the acquisitions (amounts in thousands):

                                         Three Months Ended       Six Months Ended
                                       ----------------------  ----------------------
                                        June 30,    June 30,    June 30,    June 30,
                                          1999        1998        1999        1998
                                          ----        ----        ----        ----
Revenues                                $118,643    $129,471    $238,401    $266,110
Net income (loss)                        (26,205)    (21,359)    (51,133)    (49,555)
Basic net income (loss) per share          (0.57)      (0.46)      (1.11)      (1.08)
Diluted net income (loss) per share        (0.57)      (0.46)      (1.11)      (1.08)

7. RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

In the first quarter of 1998, Premiere recorded a charge of approximately $7.5 million to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions resulted from management's plan to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite.

Activity in accrued costs for restructuring, merger costs and other special charges during the six month period ended June 30, 1999 is as follows (amounts in thousands):

                                                                      Accrued                    Accrued
                                                                       Costs                      Costs
                                                                    December 31,     Costs       June 30,
                                                                        1998        Incurred       1999
                                                                        ----        --------       ----
Severance.........................................................     $ 4,837        $  912      $ 3,925
Asset impairments.................................................       4,722           300        4,422
Restructure or terminate contractual obligations..................         417            94          323
Other costs, primarily to exit facilities and certain activities..       2,291           440        1,851
                                                                       -------        ------      -------
                                                                       $12,267        $1,746      $10,521
                                                                       =======        ======      =======

8. STRATEGIC ALLIANCES AND INVESTMENTS

Assets recorded as strategic alliances and investments at June 30, 1999 and December 31, 1998 are as follows (amounts in thousands):

                                                       June 30,    December 31,
                                                         1999          1998
                                                         ----          ----
MCI WorldCom strategic alliance......................   $16,072       $16,072
Less accumulated amortization........................     5,740         3,445
                                                        -------       -------
                                                         10,332        12,627
Equity investments...................................    21,388        15,883
                                                        -------       -------
                                                        $31,720       $28,510
                                                        =======       =======

Management periodically reviews assets for impairment and in 1998 determined that a write-down in the carrying value of the MCI WorldCom strategic alliance was required based upon management's assessment of revenue levels expected to be derived from this alliance and uncertainties surrounding the merger of WorldCom and MCI in 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment of approximately $13.9 million in 1998. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its amortization period to three years as compared with 25 years prior to the change. In June 1999, Premiere filed a complaint against MCI WorldCom alleging breach of the Strategic Alliance Agreement. See "Note 10 - Commitments and Contingencies." If Premiere is unsuccessful in attaining revenue levels from this alliance sufficient to recover the carrying value of this asset, future write-downs of this asset will be required. In addition, Premiere recorded a write-down of approximately $3.9 million in the fourth quarter of 1998 in its investment in certain equity securities of DigiTEC 2000. This charge was necessary to reduce the carrying value of this investment to its fair market value based upon management's assessment that the decline in value of these securities below their carrying value was not temporary. Management continually reviews these and other assets for impairment. In the event management determines an asset impairment has occurred, write-downs in the carrying value of such assets may be required.

Equity investments classified as strategic alliances and investments consist of initiatives funded by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as the Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. Premiere's investments include minority equity interests in WebMD, a provider of Internet-based services to the healthcare industry; USA.NET, a provider of outsourced e-mail services; VerticalOne, a network-based services provider that increases frequency, duration, and quality of its customers' visits to Websites; Webforia, a provider of Web services, tools and communities that assist individuals in presenting high quality information from the Internet; and Derivion, a provider of electronic bill presentment and payment solutions. Premiere's investments also include a minority equity interest in Intellivoice, an entity engaged in developing Internet-enabled communications products. See "Note 13-Subsequent Event." Management intends to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. All equity investments held by the Company in other organizations represent a less than 20 percent ownership interest and are being accounted for under the cost method.

9. STOCK-BASED COMPENSATION PLANS

The Company has three stock based compensation plans, the 1994 Stock Option Plan, the 1995 Stock Plan and the 1998 Stock Plan, which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. In addition, the Company has implemented an Associate Stock Purchase Plan, which allows employees to purchase common stock through payroll deductions. These plans are administered by committees consisting of members of the Board of Directors of the Company.

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

On July 22, 1998, the Board of Directors approved the 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing 1995 Stock Plan, except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provide for the grant of incentive stock options. Under the 1998 Plan, 6,000,000 shares of common stock are reserved for the grant of non-qualified stock options and other incentive awards to employees and consultants of the Company.

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

On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of Premiere's common stock on such date. The vesting schedules remained the same and the repriced or regranted options are generally subject to a twelve-month black-out period during which the option may not be exercised. If the optionee's employment is terminated during the black-out period, generally he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service with the Company.

Effective June 1, 1999, the Company adopted an Associate Stock Purchase Plan to provide all employees who regularly work at least 20 hours each week and at least five months each calendar year and who have two months of consecutive service an opportunity to purchase shares of its common stock through payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of the common stock on either the first or last day of each six month subscription period, whichever is lower. Purchases under the plan are limited to 20% of an associate's base salary and a maximum of a calendar year aggregate fair market value of $25,000. In connection with this Plan, 1,000,000 shares of common stock are reserved for future issuance.

During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. Excluding the shares subject to these restricted stock grants, the Company owns an aggregate of 1,932,000 shares of WebMD Series E Common Stock and 74,305 shares of WebMD Series F Preferred Stock, and 812,960 shares of USA.NET Series C Preferred Stock. In connection with this action, the Company recorded a $13.9 million non-cash gain resulting from the write-up to fair market value of these investments and a $8.9 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments as determined by an independent appraisal. The Company will be required to record additional non-cash charges of $2.7 million and $1.5 million in the third and fourth quarters of 1999, respectively, and $1.6 million thereafter reflecting the remaining vesting period associated with the grant.

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisitions of Voice-Tel Enterprises, Inc. ("Voice-Tel"), Voice-Tel's franchisees and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, American Teleconferencing Services, TeleT Telecommunications, LLC ("TeleT") and VoiceCom Holdings, Inc. ("VoiceCom"), as well as its venture with UniDial Communications, its investment in USA.NET and the commercial release of Orchestrate(R). Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint in April 1999, which is pending.

A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Based on these factual allegations, plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 ("Securities Act"), and against the individual Defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. Defendants' motion to transfer venue to Georgia has been granted and the defendants' motion to dismiss is pending.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite filed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, 1999, plaintiffs filed a motion for reconsideration of the court's decision. On April 1, 1999, the court vacated the January 22, 1999 order and directed that the action be referred to the active case list. Xpedite filed a motion for leave to amend answer and assert cross-claims, which is presently pending.

On December 22, 1998 Shelly D. Swift filed a complaint against First USA Bank, First Credit Card Services USA, and PCI in the United States District Court for the Northern District of Illinois. Swift alleges that the defendants sent her an unsolicited "credit card" in violation of the Truth in Lending Act and state law. Swift seeks an injunction and monetary damages on behalf of a putative class of persons who received the alleged credit card. On February 19, 1999, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted. In May 1999, the court granted the motion to dismiss as to all claims against PCI and, as a result, PCI is no longer a party to this lawsuit.

In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated certain patent rights owned by Aspect and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by such rights. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. On March 29, 1999, the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. This lawsuit is currently in the discovery phase. Additionally, the Company believes that certain licenses it has from third-party vendors may insulate the Company from some or all of any damages in the event of an adverse outcome in this litigation.

On June 11, 1999, Premiere filed a complaint against MCI WorldCom, Inc. ("MCI WorldCom") in the Superior Court of Fulton County for the State of Georgia. Premiere subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI WorldCom breached the Strategic Alliance Agreement, dated November 13, 1996 between Premiere and MCI WorldCom by, inter alia, awarding various contracts to vendors other than Premiere and to which Premiere was entitled either exclusive or preferential consideration. In addition to injunctive relief, Premiere seeks damages of not less than $10 million, pre- and post-judgment interest, costs and expenses of litigation, including attorneys' fees. On July 1, 1999, the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by Premiere. Premiere intends to commence arbitration proceedings against MCI WorldCom in the near future.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

11. SEGMENT REPORTING

The Company's reportable segments are strategic business groups that align the Company in two distinct market segments focused on the customers each serves: large businesses and small office/home businesses and individuals. Corporate Enterprise Solutions caters to large businesses, such as Fortune 1000 companies. Its services include those most complementary with large organizations including electronic document distribution, corporate messaging services, 800-based and local access voice messaging, interactive voice response and calling card programs and full-service conference calling. Emerging Enterprise Solutions focuses in the small office/home office and individual subscriber segment. Its services include Orchestrate (R), a suite of internet-based communication services, local access voice and data messaging and enhanced calling services, including long distance and enhanced 800-based services. Information concerning the operations in these reportable segments for the three and six month periods ended June 30, 1999 and 1998 is as follows (in millions):

                                         Three month period    Six month period
                                           ended June 30,       ended June 30,
                                           1999       1998      1999       1998
                                           ----       ----      ----       ----
REVENUES:
     Corporate Enterprise Solutions...    $ 84.1     $ 81.6    $165.8     $115.1
     Emerging Enterprise Solutions....      30.4       39.9      61.7       91.3
     Corporate and eliminations.......       (.1)       (.1)      (.2)       (.1)
                                          ------     ------    ------     ------
     Totals...........................    $114.4     $121.4    $227.3     $206.3
                                          ======     ======    ======     ======

EBITDA:
     Corporate Enterprise Solutions...    $ 19.7     $ 22.9    $ 40.2     $ 34.5
     Emerging Enterprise Solutions....      (2.5)      (1.7)      0.3       10.4
     Corporate and eliminations.......     (15.1)     (13.7)    (19.9)     (14.2)
                                          ------     ------    ------     ------
     Subtotal                                2.1        7.5      20.6       30.7
     Restructuring, merger costs and
      other special charges...........         -          -         -       (7.5)
     Acquired research and development         -          -         -      (15.5)
     Accrued settlement cost..........         -          -         -       (1.5)
                                          ------     ------    ------     ------
    Totals                                $  2.1     $  7.5    $ 20.6      $ 6.2
                                          ======     ======    ======     ======

12. AMENDMENT OF REVOLVING LOAN AGREEMENT

Effective June 4, 1999, the Company entered into an amendment to its revolving loan facility to, among other things, eliminate certain financial covenants, provide for the pledge of additional collateral (including its WebMD stock) and establish a loan to value ratio with respect to the stock to be received by the Company in connection with the merger between WebMD and Heatheon. The Company was in compliance with all such loan covenants at June 30, 1999. Continued compliance under these loan covenants will require that Premiere achieve certain EBITDA ratios, and that the pledge of the additional collateral be completed by no later than August 27, 1999 (which requires certain third party consents), and until such pledge is completed the Company may not borrow additional funds in excess of $4.0 million or a maximum of approximately $137.0 million. At June 30, 1999, the Company had unused borrowing capacity of approximately $23.9 million under the revolving loan facility.


13. SUBSEQUENT EVENT

In August 1999, Premiere purchased the remaining shares of Intellivoice that it did not already own for approximately 573,000 shares of Premiere common stock. Intellivoice is engaged in developing Internet-enabled communications products. This acquisition will be accounted for as a purchase.

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

Direct operating costs consist primarily of rent and facility expense associated with operations centers, salaries and wages of operations, engineering and support personnel and other operating costs incurred in service delivery activities.

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

Depreciation and amortization includes depreciation of computer and telecommunications equipment, office equipment and leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the assets. Intangible assets being amortized include capitalized software development costs, goodwill, customer lists, assembled work force, and the MCI WorldCom strategic alliance.

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

ANALYSIS OF OPERATING RESULTS

Overview

The following table presents certain financial information about the Company's strategic business groups for the three and six month periods ended June 30 (amounts in millions):

                                         Three month period    Six month period
                                           ended June 30,       ended June 30,
                                           1999       1998      1999       1998
                                           ----       ----      ----       ----
REVENUES:
     Corporate Enterprise Solutions...    $ 84.1     $ 81.6    $165.8     $115.1
     Emerging Enterprise Solutions....      30.4       39.9      61.7       91.3
     Corporate and eliminations.......       (.1)       (.1)      (.2)       (.1)
                                          ------     ------    ------     ------
     Totals...........................    $114.4     $121.4    $227.3     $206.3
                                          ======     ======    ======     ======

EBITDA:
     Corporate Enterprise Solutions...    $ 19.7     $ 22.9    $ 40.2     $ 34.5
     Emerging Enterprise Solutions....      (2.5)      (1.7)      0.3       10.4
     Corporate and eliminations.......     (15.1)     (13.7)    (19.9)     (14.2)
                                          ------     ------    ------     ------
     Subtotal                                2.1        7.5      20.6       30.7
     Restructuring, merger costs and
      other special charges...........         -          -         -       (7.5)
     Acquired research and development         -          -         -      (15.5)
     Accrued settlement costs.........         -          -         -       (1.5)
                                          ------     ------    ------     ------
    Totals                                $  2.1     $  7.5    $ 20.6     $  6.2
                                          ======     ======    ======     ======

Analysis

Premiere's financial statements reflect the results of operations of Xpedite, acquired in February 1998, and ATS, acquired in April 1998, from the date of their respective acquisitions. These acquisitions have been accounted for under the purchase method of accounting. The following discussion and analysis is prepared on that basis.

Consolidated revenues declined 5.8% to $114.4 million in the three months ended June 30, 1999 as compared with the same period in 1998 and increased 10.1% comparing the six month periods ended June 30, 1999 and 1998. CES revenues increased 3.1% in the second quarter of 1999 as compared with the same period in 1998. Conference calling, Bank of America IVR program and increased international document distribution volumes drove revenue growth in this group. Additionally, the acquisition of the remaining ownership interests in an affiliated document distribution company located in France contributed incremental revenue in the second quarter of 1999. Revenue growth of 44.0% in the first half of 1999 in the CES group as compared with the same 1998 period, is due mainly to the acquisition of Xpedite in February 1998 and ATS in April 1998. EES Group revenues declined in the three and six month periods ended June 30, 1999 as compared with the same periods in 1998 due to revenue losses in 1998 from two EES Group customers which declared bankruptcy in the second quarter of 1998, management's decision to discontinue certain unprofitable prepaid calling card programs and expiration of minimum revenue commitments provided under the Company's strategic alliance agreement with MCI Worldcom.

Consolidated gross profit margins were 71.9% and 70.5% for the three months ended June 30, 1999 and 1998, respectively, and 71.5% and 69.9% for the six month periods ended June 30, 1999 and 1998, respectively. Consolidated gross profit margins benefited in 1999 from the discontinuance of unprofitable prepaid calling card programs in the first half of 1998. In general, Premiere has experienced favorable trends in per unit telecommunications costs in each of its strategic business groups by aggressively leveraging increasing minute volumes to negotiate quantity discounts with telecommunications carriers. Such costs have also been favorably affected by general industry trends in which long distance transport and the cost of local access services have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

Direct costs of operations increased to 15.3% of revenues in the three months ended June 30, 1999 as compared with 12.4% for the same period of 1998 and increased to 14.6% of revenues in the six months ended June 30, 1999 as compared with 10.2% for the same period of 1998. The increase in these costs as a percent of revenues results mainly from the acquisition of ATS (Premiere Conferencing) in April 1998. The service delivery processes of Premiere Conferencing include a relatively higher labor cost than Premiere's other services. Another factor contributing to the increase in these costs as a percent of revenues in 1999, is revenue losses in the EES group. Such losses hampered coverage of certain relatively fixed operations, engineering and support costs.

Selling and marketing costs increased to $30.9 million or 27.0% of revenues in the three months ended June 30, 1999 as compared with $27.6 million or 22.7% of revenues in the same period of 1998 and increased to $55.0 million or 24.2% of revenues in the six months ended June 30, 1999 as compared with $48.7 million or 23.6% of revenues in the same period of 1998. Increased selling and marketing costs in the second quarter of 1999 as compared with the same period in 1998 result largely from Orchestrate branding initiatives in which Premiere introduced its suite of Unified Messaging services in selected markets. Management anticipates continuing to invest in selling and marketing costs at or above these levels throughout 1999 as the Company continues Orchestrate brand awareness campaigns in selected new markets. Increases in selling and marketing costs for the six months ended June 30, 1999 as compared with the year ago period were driven primarily by the inclusion of Xpedite and ATS in the Company's consolidated financial statements subsequent to their acquisition in 1998 and the Orchestrate branding initiatives.

General and administrative costs were 27.8% of revenues for the three months ended June 30, 1999 compared with 29.3% of revenues for the same period in 1998 and 23.7% of revenues for the six months ended June 30, 1999 compared with 21.2% of revenues for the same period in 1998. During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. In connection with these grants, the Company recorded a $8.9 million non-cash expense related to the partial vesting of these grants. The Company will be required to record additional non-cash charges of $2.7 million and $1.5 million in the third and fourth quarters of 1999 and $1.6 million thereafter reflecting the vesting period associated with the grant. In the second quarter of 1998, the Company recorded $16.1 million of non-recurring costs reflecting approximately $8.4 million of charges associated with uncollectible accounts receivable related primarily to two financially distressed customers, $2.3 million of start-up costs, primarily executive compensation, incurred in the start-up of its Orchestrate.com subsidiary and $1.8 million of asset impairment and other costs. Excluding the costs set forth above, general and administrative costs increased to $22.9 million or 20.0% of revenues in the second quarter of 1999 as compared with $19.4 million or 16.0% of revenues in the 1998 period. Contributing to the increase in these costs as a percent of revenues, was the Company's aggressive expansion of its management infrastructure in 1998 to more effectively support anticipated growth in its business. These actions included hiring additional senior level managers and expanding its corporate headquarters facilities throughout 1998. On a year-to-date basis, the acquisition of Xpedite in February 1998 and ATS in April 1998 added incremental general and administrative costs in comparing 1999 with 1998.

Depreciation and amortization was $42.1 million for three month period ended June 30, 1999 as compared with $28.7 million for the same period in 1998. Depreciation and amortization increased in 1999 mainly due to changes in depreciable lives for certain assets and goodwill. Amortization and depreciation of certain operating and intangible assets were accelerated, effective in the fourth quarter of 1998, following a reduction in the estimated useful lives of such assets. This action was based on a reassessment of the utility of such assets by Premiere's management. The affected assets consist of goodwill and other intangible assets and computer and telecommunications equipment associated with certain legacy technology systems, the use of which is expected to be discontinued in the foreseeable future. Such assets are being amortized over lives ranging from one to seven years, effective in the fourth quarter of 1998, as compared with lives ranging from five to 40 years prior to the change.

Net interest expense increased to $6.4 million for the three months ended June 30, 1999 as compared with $3.9 million for the same period in 1998 and $12.0 million for the six months ended June 30, 1999 as compared with $5.4 million for the same period in 1998. Net interest expense increased in 1999 primarily as a result of reduced interest income caused by lower cash and short-term investment balances in 1999. Such investments were used to fund 1998 and 1999 capital expenditures, strategic investments and operating activities.

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

Premiere expensed approximately $15.5 million in the first quarter of 1998 reflecting costs associated with a research and development project acquired in the Xpedite acquisition. These costs were valued based upon an independent appraisal. The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor are anticipated beginning in 1999 and a discount rate of 25% was used for valuation purposes.

The Company recorded a $13.9 million nonrecurring gain as other income in the second quarter of 1999 resulting from the write-up to fair market value of a limited number of shares owned by the Company in certain strategic investments which were granted into an executive incentive pool. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments as determined by an independent appraisal.

In 1999 and 1998, the Company's effective income tax rate varied from the statutory rate primarily as a result of non-deductible goodwill amortization associated with Premiere's acquisitions which have been accounted for under the purchase method of accounting. Additionally, in 1999 non-deductible executive compensation contributed to this variance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $12.6 million for the six month period ended June 30, 1999 as compared with $14.3 million in 1998. Operating cash flow declined in 1999 primarily as a result of revenue losses in Premiere's EES group, advertising and promotion costs associated with Orchestrate branding initiatives and continued investment by the Company to expand its management infrastructure.

Investing activities used cash of approximately $24.9 million in the six months ended June 30, 1999 and provided $23.2 million in the same period in 1998. In 1999, the Company's investing activities included two individually insignificant international acquisitions, capital expenditures of $20.8 million primarily associated with expanding the Company's service delivery platforms, and strategic equity investments of $8.1 million, including $5.0 million in Derivion, $2.1 million in VerticalOne and $1.0 million in WebForia. The principal source of cash from investing activities in 1998 was the liquidation of approximately $102.6 million of short-term investments in marketable securities. Significant uses of cash for investing activities in 1998 included the acquisition of ATS and two document distribution companies located in Germany and Singapore, capital expenditures of $31.7 million and strategic equity investments of $8.0 million. Management anticipates that capital expenditure levels will increase in the second half of 1999 compared to the levels experienced in the first half of 1999, as the Company continues development of its Web-based communications services and upgrades and expands operational infrastructure of both its existing computer telephony network and the networks of its acquired companies.

Financing activities provided net cash of $7.3 million in 1999 mainly from borrowings under the Company's revolving loan facility. Effective December 16, 1998, Premiere amended and restated the revolving loan facility it assumed in connection with the Xpedite acquisition for a period of one year. This arrangement provides for borrowings of up to $150 million and contains certain covenants which require the Company to maintain minimum earnings and interest coverage ratios, in addition to other covenants. Effective June 4, 1999, the Company entered into an amendment to its revolving loan facility to, among other things, eliminate certain financial covenants, provide for the pledge of additional collateral (including its WebMD stock) and establish a loan to value ratio with respect to the stock to be received by the Company in connection with the merger between WebMD and Heatheon. The Company was in compliance with all such loan covenants at June 30, 1999. Continued compliance under these loan covenants will require that Premiere achieve certain EBITDA ratios, and that the pledge of the additional collateral be completed by no later than August 27, 1999 (which requires certain third party consents), and until such pledge is completed the Company may not borrow additional funds in excess of $4.0 million or a maximum of approximately $137.0 million. At June 30, 1999, the Company had unused borrowing capacity of approximately $23.9 million under the revolving loan facility.

At June 30, 1999, the Company's principal commitments involve indebtedness under its revolving loan facility which matures December 16, 1999, convertible subordinated notes which mature in June 2004, lease obligations and minimum purchase requirements under supply agreements with telecommunications providers. The Company is in compliance under all such agreements at this date.

Management believes that cash and marketable securities on-hand of approximately $14.3 million, cash generated by operating activities, borrowing capacity under the Company's revolving loan facility and the monitization of certain strategic investments during the second half of 1999 will be adequate to fund growth in the Company's existing businesses in 1999. Premiere's revolving loan arrangement matures on December 16, 1999 and the Company will be required to repay or refinance this indebtedness at that time. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets and other factors, the Company, may from time to time, engage in capital transactions, including debt or equity issuances or sell a portion or all of its strategic equity investments in order to increase the Company's financial flexibility and meet other capital needs.

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

THE YEAR 2000 ISSUE

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that much of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer will fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

The Company's State Of Readiness. The Company has formed a Year 2000 Executive Committee comprised of members of senior management and a Year 2000 Task Force comprised of project leaders for each of the

Company's operating subsidiaries and key corporate functional areas. The Year 2000 Executive Committee and the Task Force are charged with evaluating the Company's Year 2000 issue and taking appropriate actions so that the Company will incur minimal disruption from the Year 2000 issue ("Year 2000 ready"). The Year 2000 Task Force is nearing completion of its comprehensive initiative (the "Initiative") to make the Company's necessary software applications and/or systems ("Software Applications") and hardware platforms ("Hardware Platforms") Year 2000 ready. The Initiative covers the following seven phases: (i) inventory of all appropriate Software Applications and Hardware Platforms, (ii) assessment of appropriate repair requirements, (iii) repair or replacement of Software Applications and Hardware Platforms, where appropriate, (iv) researching and/or testing of appropriate individual Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, (v) certification by users or testers within the Company that such Software Applications and Hardware Platforms appropriately handle dates and date-related data regarding the Year 2000 issue, (vi) appropriate system integration testing of multiple Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, and (vii) creation of commercially reasonable contingency plans in the event certain Year 2000 readiness efforts fail. The Company is aware that some of its Hardware Platforms contain embedded microprocessors and it has included the repair or replacement of such embedded microprocessors as part of the Initiative.

The Company retained a nationally recognized independent consultant ("Consultant") to assist in assessing and recommending revisions to the Initiative, and such recommendations have been taken into consideration throughout the initiative. Internal reviews ("audits") have been conducted in each Business Unit and at Corporate Headquarters to evaluate progress toward being Year 2000 ready and the quality and completeness of the test results. An external Consultant assisted with many of these audits. The Company will continue to review its progress with respect to the Initiative as the Year 2000 is approached and reached. This periodic review by the Company will include additional adjustments to the Initiative, as required.

The Company has materially completed the first six phases of the Initiative for its Software Applications and Hardware Platforms. In one operating subsidiary, an operational challenge not related to Year 2000 delayed the completion of software deployment in one subsystem into the third quarter of 1999. In another subsidiary, the implementation of a new, enhanced customer care system has been rescheduled until after the completion of the summer peak usage season. As a contingency plan, the existing system will also be adapted for Year 2000. The system integration testing of Software Applications and Hardware Platforms required by phase (vi) of the Initiative has been completed with respect to most of the Company's business activities.

In the process of assessing the Year 2000 readiness of Software Applications and Hardware Platforms as required by phase (ii) of the Initiative, the Company has communicated with its suppliers to determine (1) whether the Software Applications and Hardware Platforms provided to the Company will correctly manipulate dates and date-related data as the Year 2000 is approached and reached, and (2) whether the suppliers will solve their Year 2000 problems in order to continue providing the Company products and services as the Year 2000 is approached and reached. The Company has received verification that the majority of suppliers' Software Applications and Hardware Platforms, with appropriate "version modification," will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. If a supplier informs the Company that it will not appropriately rectify its Year 2000 issues, then the Company will use that information to develop appropriate contingency plans as required by phase (vii) of the Initiative. As a general matter, the Company may be vulnerable to a supplier's inability to remedy its own Year 2000 issues. Other than the Company's own remediation and integration testing efforts, there can be no assurance that the Software Applications and Hardware Platforms supplied by third parties on which the Company's business relies will correctly manipulate dates and date-related data as the Year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's financial condition and results of operations.

To operate its business, the Company relies upon providers of telecommunication services, government agencies, utility companies, and other third party service providers ("External Providers"), over which it can assert little control. If the inability of any of these entities to correct their Year 2000 issues results in a failure to provide the Company services, the Company's operations may be materially adversely impacted and may result in a material adverse effect on the Company's business, financial condition and results of operations. The Company relies upon telecommunications carriers to conduct its business and is heavily dependent upon the ability of these entities to correctly fix their Year 2000 issues. If telecommunications carriers and other External Providers do not appropriately rectify their Year 2000 issues, the Company's ability to conduct its business may be materially impacted, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

A significant portion of the Company's business is conducted outside of the United States. External Providers located outside of the United States may face significantly more severe Year 2000 issues than similar entities located in the United States. If such External Providers located outside the United States are unable to rectify their Year 2000 issues, the Company may be unable to effectively conduct a portion of its international business, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

Costs to Address the Company's Year 2000 Issues. The majority of the work on the Initiative has been performed by the Company's employees and subcontractors, which has limited its cost. The Company estimates that the total historical and future costs of implementing the Initiative will be approximately $7 million, the majority as capital expenditures. The Company will fund the costs of implementing the Initiative from cash flows. The Company has not deferred any specific information technology project as a result of the implementation of the Initiative. The Company does not expect that the opportunity cost of implementation of the Initiative will have a material effect on the financial condition of the Company or its results of operations.

Risks Presented by Year 2000 Issues. With system integration testing is substantially complete, the Company anticipates that it has found effective solutions to the Year 2000 issue for its appropriate, necessary systems. If, however, there is an unanticipated disruptions to a major business activity, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as noted above, the Company's business critical External Providers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Contingency Plans. The Initiative includes the development of commercially reasonable contingency plans for business activities that are susceptible to a substantial risk of a disruption resulting from a Year 2000 related event. Successful systems integration testing has substantially reduced the number of business functions requiring contingency plans. The Company is developing detailed contingency plans specific to Year 2000 events for any remaining business activities.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS" No. 133"). SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material adverse effect to its financial position upon adoption of SFAS No. 133.

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

     . Premiere's ability to comply with the financial covenants and other conditions of its revolving credit facility, as amended, and its ability to repay, refinance or extend the revolving credit facility in December 1999;

     . Premiere's ability to manage its growth and to respond to rapid technological change and risk of obsolescence of its products, services and technology;

     .      market acceptance of new products and services, including
            Orchestrate(R);

     .      development of effective marketing, pricing and distribution;

     .      strategies for new products and services, including Orchestrate(R);

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

At June 30, 1999, no derivative financial instruments were outstanding to hedge interest rate risk. The interest rates on the Company's borrowings under its credit facility are based on either the lender's Prime Rate or LIBOR. Any changes in these rates would affect the rate at which the Company could borrow funds under its bank credit facility. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at June 30, 1999, by $6.7 million. A hypothetical 10% increase in interest rates on the Company's variable rate bank credit facility debt for a duration of one year would increase interest expense by $1.0 million.

Approximately 27.8% of the Company's sales and 18.2% of its operating costs and expenses for the six month period ended June 30, 1999 were transacted in foreign currencies in 1999. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and the Asia Pacific region and local currency sales in Europe and the Asia Pacific region. The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at June 30, 1999. To minimize the impact of changes in exchange rates, the Company borrows from time to time in British Pounds and Euros under its credit facility.

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisitions of VoiceTel Enterprises, Inc. ("Voice-Tel"), Voice-Tel's franchisees and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, American Teleconferencing Services, TeleT Telecommunications, LLC ("TeleT") and VoiceCom Holdings, Inc. ("VoiceCom"), as well as its venture with UniDial Communications, its investment in USA.NET and the commercial release of Orchestrate(R). Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint in April 1999, which is pending.

A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Based on these factual allegations, plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 ("Securities Act"), and against the individual Defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. Defendants' motion to transfer venue to Georgia has been granted and the defendants' motion to dismiss is pending.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite filed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, 1999, plaintiffs filed a motion for
reconsideration of the court's decision.   On April 1, 1999, the court vacated
the January 22, 1999 Order and directed that the action be referred to the active case list. Xpedite filed a motion for leave to amend answer and assert cross-claims, which is presently pending.

On December 22, 1998 Shelly D. Swift filed a complaint against First USA Bank, First Credit Card Services USA, and PCI in the United States District Court for the Northern District of Illinois. Swift alleges that the defendants sent her an unsolicited "credit card" in violation of the Truth in Lending Act and state law. Swift seeks an injunction and monetary damages on behalf of a putative class of persons who received the alleged credit card. On February 19, 1999, the defendants moved to dismiss the complaint for failure to state a claim upon which relief can be granted. In May 1999, the court granted the motion to dismiss as to all claims against PCI and, as a result, PCI is no longer a party to this lawsuit.

In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated claims in these patents and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by four patents owned by Aspect. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. On March 29, 1999 the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. This lawsuit is currently in the discovery phrase. Additionally, the Company believes that certain licenses it has from third-party vendors may insulate the Company from some or all of any damages in the event of an adverse outcome in this litigation.

On June 11, 1999, Premiere filed a complaint against MCI WorldCom, Inc. ("MCI WorldCom") in the Superior Court of Fulton County for the State of Georgia. Premiere subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI WorldCom breached the Strategic Alliance Agreement, dated November 13, 1996 between Premiere and MCI WorldCom by, inter alia, awarding various contracts to vendors other than Premiere and to which Premiere was entitled either exclusive or preferential consideration. In addition to injunctive relief, Premiere seeks damages of not less than $10 million, pre- and post-judgment interest, costs and expenses of litigation, including attorneys' fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by Premiere. Premiere intends to file commence arbitration proceedings against MCI WorldCom in the near future.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of Premiere's shareholders was held on June 22, 1999. At the annual meeting, the following matters were voted on with the following results.

1. Election of directors. The following directors were elected, for terms ending at the annual meeting in the year indicated:

Name of Director           Term Ending       Votes For       Votes Withheld      Abstentions      Non Votes
Raymond H. Pirtle, Jr.        2002           35,065,380         560,817               0              0
Roy B. Andersen, Jr.          2002           35,062,422         563,775               0              0
Jackie M. Ward                2002           35,103,390         522,807               0              0
Jeffrey T. Arnold             2000           35,100,813         525,384               0              0

The following person continued as directors following the annual meeting: Boland
T. Jones, George W. Baker, Sr., Jeffrey A. Allred and William P. Payne.


2. Approval of the Associate Stock Purchase Plan. The shareholders approved the Company's Associate Stock Purchase Plan and the results of the voting were as follows:

      Votes For        Votes Against         Abstentions          Non Votes

      34,611,993          913,019              101,185                0

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

          (a) Exhibits

Exhibit Number      Exhibit Description

10.1                Amended and Restated 1998 Stock Plan.

10.2 Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 22, 1999 annual meeting of shareholders, filed May 19, 1999).

10.3 Amendment to Service and Reseller Agreement dated as of May 13, 1999 by and between Amway Corporation and Voice-Tel Enterprises, Inc. (portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request).

27.1 Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1999.

          (b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:


     Date of Report                          Items Reported                       Entities for Which
                                             --------------
      (Date Filed)                                                                    Financial
      ------------
                                                                                   Statements Filed
                                                                                   ----------------
         05/03/99           Items 5 and 7 - Amendment to Current Report on       Xpedite Systems, Inc.
                            Form 8-K, dated February 17, 1999 to file            (incorporated by reference)
                            consolidated financial statements of Xpedite
                            Systems, Inc. (incorporated by reference) and
                            certain pro forma financial information.             Premiere Technologies, Inc.


         05/05/99           Item 7 - Amendment to Current Report on Form 8-K,    Premiere Technologies, Inc.
                            dated February 17, 1999 to refile certain pro
                            forma financial information.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 1999               PREMIERE TECHNOLOGIES, INC.
Date
                              /s/ HARVEY A. WAGNER
                              ---------------------
                              Harvey A. Wagner
                              Executive Vice President of Finance and
                              Administration and Chief Financial Officer
                              (Principal Financial and Accounting Officer and
                              duly authorized signatory of the Registrant)

                                 EXHIBIT INDEX

Exhibit Number      Exhibit Description

10.1                Amended and Restated 1998 Stock Plan.

10.2 Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 22, 1999 annual meeting of shareholders, filed May 19, 1999).

10.3 Amendment to Service and Reseller Agreement dated as of May 13, 1999 by and between Amway Corporation and Voice-Tel Enterprises, Inc. (portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request).

27.1 Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1999.