Form 10-Q
period 1999-09-30
PREMIERE TECHNOLOGIES INC
filed 1999-11-12
CIK 880804

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________

                        COMMISSION FILE NUMBER: 0-277780

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

                     Class                   Outstanding at November 11, 1999
                     -----
         Common Stock, $0.01 par value               46,941,145 shares

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                                                        Page
                                                                                                     ----
      Item 1 Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998.........................................................        3

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine months ended September 30, 1999 and 1998................       4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine months ended September 30, 1999 and 1998..........................       5

                  Notes to Condensed Consolidated Financial Statements...........................       6
      Item 2 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  .....................................................      16
      Item 3 Quantitative and Qualitative Disclosures About Market Risk..........................      25

PART II OTHER INFORMATION
      Item 1 Legal Proceedings...................................................................      26
      Item 2 Changes in Securities and Use of Proceeds...........................................      28
      Item 3 Defaults Upon Senior Securities.....................................................      28
      Item 4 Submission of Matters to a Vote of Security Holders.................................      28
      Item 5 Other Information...................................................................      28
      Item 6 Exhibits and Reports on Form 8-K....................................................      28

SIGNATURES        ...............................................................................      30

EXHIBIT INDEX

                          ITEM 1. FINANCIAL STATEMENTS

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                             September 30,    December 31,
                                                                                                  1999            1998
                                                                                                  -----           ----
                                                                                               (Unaudited)
                                             ASSETS
CURRENT ASSETS
    Cash and equivalents....................................................................    $  10,551     $  19,226
    Marketable securities...................................................................          161        20,769
    Accounts receivable, net................................................................       65,189        55,660
    Prepaid expenses and other..............................................................       10,897         7,940
    Deferred income taxes, net..............................................................       20,977        20,977
                                                                                                ---------     ---------
    Total current assets....................................................................      107,775       124,572
PROPERTY AND EQUIPMENT, NET ................................................................      123,318       137,311
OTHER ASSETS
    Strategic alliances and investments, net................................................       28,526        28,510
    Intangibles, net........................................................................      463,988       492,185
    Deferred income taxes, net..............................................................       20,428             -
    Other assets............................................................................       11,072        20,173
                                                                                                ---------     ---------
                                                                                                $ 755,107     $ 802,751
                                                                                                =========     =========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable........................................................................    $  34,061     $  24,270
    Accrued liabilities.....................................................................       52,143        48,817
    Accrued taxes...........................................................................       23,713        16,279
    Revolving loan..........................................................................      140,987       118,082
    Current maturities of long-term debt and capital lease obligations......................        3,734         3,370
    Accrued restructuring, merger costs and other special charges...........................       11,167         7,545
                                                                                                ---------     ---------
           Total current liabilities........................................................      265,805       218,363
                                                                                                ---------     ---------

LONG-TERM LIABILITIES
    Convertible subordinated notes..........................................................      172,500       172,500
    Long-term debt and capital lease obligations............................................        3,183         5,721
    Other accrued liabilities...............................................................        2,864         1,111
    Deferred income taxes, net..............................................................            -         4,162
                                                                                                ---------     ---------
           Total long-term liabilities......................................................      178,547       183,494
                                                                                                ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY
      Common stock, $0.01 par value; 150,000,000 shares authorized, 47,934,785 and 46,894,148 shares issued in 1999 and 1998, respectively, and
      46,837,785 and 45,797,148 shares
      outstanding in 1999 and 1998, respectively............................................          479           469
    Additional paid-in capital..............................................................      567,123       562,106
    Treasury stock, at cost ................................................................       (9,133)       (9,133)
    Note receivable, shareholder............................................................         (973)         (973)
    Cumulative translation adjustment.......................................................         (889)        1,269
    Accumulated deficit.....................................................................     (245,852)     (152,844)
                                                                                                ---------     ----------
           Total shareholders' equity.......................................................      310,755       400,894
                                                                                                ---------     ----------
                                                                                                $ 755,107     $ 802,751
                                                                                                =========     ==========


                Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Three Months Ended           Nine months Ended
                                                                    September 30,  September 30,   September 30,  September 30,
                                                                        1999          1998             1999           1998
                                                                        ----          ----             ----           ----
                                                                             (unaudited)                  (unaudited)
REVENUE.......................................................         $116,248      $121,540       $343,502         $327,876
TELECOMMUNICATIONS COSTS .....................................           33,175        37,346         97,835          101,336
                                                                       --------      --------      ---------         --------
GROSS PROFIT..................................................           83,073        84,194        245,667          226,540
DIRECT OPERATING COSTS........................................           18,847        16,521         52,060           38,251
                                                                       --------      --------      ---------         --------
CONTRIBUTION MARGIN...........................................           64,226        67,673        193,607          188,289
                                                                       --------      --------      ---------         --------
OTHER OPERATING EXPENSES
    Selling and marketing.....................................           28,521        27,921         83,528           75,897
    General and administrative................................           25,892        18,113         74,258           57,940
    Research and development..................................            3,583         1,605          8,925            3,680
    Depreciation and amortization.............................           45,141        29,308        127,572           70,512
    Restructuring, merger costs and other special charges.....            8,228             -          8,228            7,545
    Acquired research and development.........................                -             -              -           15,500
    Accrued settlement cost...................................                -             -              -            1,500
                                                                       --------      --------      ---------         --------

         Total other operating expenses.......................          111,365        76,947        302,511          232,574
                                                                       --------      --------      ---------         --------
OPERATING LOSS................................................          (47,139)       (9,274)      (108,904)         (44,285)
                                                                       --------      --------      ---------         --------
OTHER INCOME (EXPENSE)
    Interest, net.............................................           (6,751)       (4,520)       (19,065)          (9,942)
    Other, net................................................             (342)          265         13,137               82
                                                                       --------      --------      ---------         --------
         Total other income (expense).........................           (7,093)       (4,255)        (5,928)          (9,860)
                                                                       --------      --------      ---------         --------
LOSS BEFORE INCOME TAXES......................................          (54,232)      (13,529)      (114,832)         (54,145)
INCOME TAX BENEFIT............................................          (12,131)       (2,300)       (21,824)          (9,204)
                                                                       --------      --------      ---------         --------
NET LOSS......................................................         $(42,101)     $(11,229)     $ (93,008)        $(44,941)
                                                                       ========      ========      =========         ========
BASIC NET LOSS PER SHARE......................................         $  (0.90)     $  (0.24)     $   (2.01)        $  (1.03)
                                                                       ========      ========      =========         ========
DILUTED NET LOSS PER SHARE....................................         $  (0.90)     $  (0.24)     $   (2.01)        $  (1.03)
                                                                       ========      ========      =========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC.....................................................           46,546        45,942         46,238           43,836
                                                                       ========      ========      =========         ========
    DILUTED...................................................           46,546        45,942         46,238           43,836
                                                                       ========      ========      =========         ========


 Accompanying notes are integral to these condensed consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                               September 30,  September 30,
                                                                                                   1999           1998
                                                                                                   ----           ----
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..........................................................................         $(93,008)       $(44,941)
     Adjustments to reconcile net loss to cash flows
     from operating activities:
         Depreciation and amortization..................................................          127,572          70,512
         Loss on disposal of property and equipment.....................................                -            (258)
         Deferred income taxes..........................................................          (23,341)        (23,635)
         Restructuring, merger costs and other special charges..........................            8,228           7,545
         Accrued settlement cost .......................................................                -           1,500
         Acquired research and development..............................................                -          15,500
         Payments for restructuring, merger costs and other special charges.............           (4,906)        (17,243)
         Payments for accrued settlement cost...........................................                -          (1,291)
     Changes in assets and liabilities:
         Accounts receivable, net.......................................................           (5,343)           (538)
         Prepaid expenses and other.....................................................           (5,473)          3,855
         Accounts payable and accrued expenses..........................................            7,621           5,842
                                                                                                 --------        --------
         Total adjustments..............................................................          104,358          61,789
                                                                                                 --------        --------
         Net cash provided by operating activities......................................           11,350          16,848
                                                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment.................................................          (32,555)        (49,973)
     Proceeds from disposal of property and equipment ..................................                -             570
     Redemption of marketable securities, net...........................................           20,614         124,398
     Cash paid for acquired companies, net of cash acquired.............................          (25,901)        (42,946)
     Strategic investments..............................................................           (8,089)         (8,059)
     Other..............................................................................            7,446           1,869
                                                                                                 --------        --------

     Net cash (used in) provided by investing activities................................          (38,485)         25,859
                                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (payments under) borrowing arrangements, net.........................           17,536         (13,873)
     Purchase of common stock for treasury..............................................                -          (9,133)
     Net funds from exercise of stock options...........................................            1,001          (5,531)
     Other..............................................................................                -            (354)
                                                                                                 --------        --------
         Net cash provided by (used in) financing activities............................           18,537         (28,891)
                                                                                                 --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................................              (77)           (272)
                                                                                                 --------        --------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS.........................................           (8,675)         13,544
CASH AND EQUIVALENTS, beginning of period...............................................           19,226          21,770
                                                                                                 --------        --------
CASH AND EQUIVALENTS, end of period.....................................................         $ 10,551        $ 35,314
                                                                                                 ========        ========

 Accompanying notes are integral to these condensed consolidated financial statements



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

The Company also shortened the amortization period associated with a strategic alliance contract intangible asset from 25 years to three years effective in the fourth quarter of 1998. See "Note 8-Strategic Alliances and Investments" for further discussion surrounding events causing this change.

3.       NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its results of operations or financial position upon adoption of SFAS No. 133.

4.       NET INCOME (LOSS) PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share are the same in the three and nine month periods ended September 30, 1999 and 1998 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, are antidilutive in such periods.

5.       COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income (loss) in the nine month periods ended September 30, 1999 and 1998. For the three month periods ended September 30, 1999 and 1998, total comprehensive loss was approximately $(44.2) million and $(10.5) million, respectively. For the nine month periods ended September 30, 1999 and 1998, total comprehensive loss was $(95.2) million and $(44.1) million, respectively.

6.       ACQUISITIONS

INTELLIVOICE COMMUNICATIONS, INC. ACQUISITION

In August 1999, the Company acquired all remaining ownership interests it did not already own in Intellivoice Communications, Inc. ("Intellivoice"), a company engaged in developing Internet-enabled communications products. Premiere issued approximately 573,000 shares of its common stock and paid cash consideration of approximately $243,000 in connection with this acquisition. This transaction has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $8.5 million has been recorded as developed technology and is being amortized on a straight-line basis over three years. The developed technology relates to work associated with Web-based communications services.

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

XPEDITE SYSTEMS, INC. ACQUISITION

On February 27, 1998, Premiere acquired Xpedite, a worldwide leader in the electronic document distribution business including, fax, e-mail, telex and mailgram services. Premiere issued approximately 11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated as follows:

     Operating and other tangible assets..................        $ 90,035
     Customer lists.......................................          35,700
     Developed technology.................................          34,300
     Acquired research and development ...................          15,500
     Assembled workforce..................................           7,500
     Goodwill.............................................         384,701
                                                                  --------
     Assets acquired......................................         567,736
     Less liabilities assumed.............................         203,487
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

The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor were anticipated beginning in 1999 and a discount rate of 25% was used for valuation purposes.

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

The following unaudited pro forma consolidated results of operations assumes the acquisitions made by the Company in 1998 and 1999 which were accounted for as purchases occurred on January 1, 1998. Pro forma adjustments consist of amortization of intangible assets acquired and interest reflecting cash paid in the acquisitions (amounts in thousands):


                                          Three Months Ended           Nine Months Ended
                                          ------------------           -----------------
                                     September 30,   September 30,  September 30,  September 30,
                                           1999          1998           1999            1998
                                           ----          ----           ----            ----
Revenues...........................      $116,439      $126,991       $355,988        $394,653
Net loss...........................       (42,648)      (12,782)       (97,064)        (64,943)
Basic net loss per share...........         (0.92)        (0.27)         (2.09)          (1.40)
Diluted net loss per share.........         (0.92)        (0.27)         (2.09)          (1.40)

7.       RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

In the third quarter of 1999, Premiere recorded a charge of approximately $8.2 million to restructure the administrative overhead of the corporate headquarters, the sales force of the Emerging Enterprise Solutions ("EES") group and certain operations of the EES and Corporate Enterprise Solutions ("CES") groups. Such costs consist of severance associated with workforce reduction and lease termination and clean-up costs. Severance benefits have been provided for the termination of approximately 200 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating units in the EES and CES groups. Lease termination and clean-up costs were provided for the exit of one operating site in each of the EES and CES groups.

In the first quarter of 1998, Premiere recorded a charge of approximately $7.5 million to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consisted of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits were provided for termination of 122 employees. These actions resulted from management's plan to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite.

Activity in accrued costs for restructuring, merger costs and other special charges for each charge during the nine month period ended September 30, 1999 is as follows (amounts in thousands):


                                                                        Accrued                    Accrued
                                                                         Costs                      Costs
                                                                     December 31,     Costs      September 30,
1998 Charge                                                              1998        Incurred        1999
-----------                                                              ----        --------        ----
Severance..........................................................    $ 4,837        $2,316        $2,521
Asset impairments..................................................      4,722           300         4,422
Restructure or terminate contractual obligations...................        417           206           211
Other costs, primarily to exit facilities and certain activities...      2,291           998         1,293
                                                                       -------        ------        ------
                                                                       $12,267        $3,820        $8,447
                                                                       =======        ======        ======


                                                                        Accrued        Third                    Accrued
                                                                         Costs        Quarter                    Costs
                                                                     December 31,      1999        Costs      September 30,
Third Quarter 1999 Charge                                                1998         Charge     Incurred        1999
-------------------------                                                -----        ------     ---------       ----
Severance..........................................................        -          $7,320      $  586         $6,734
Restructure or terminate contractual obligations...................        -             708         500            208
Other costs, primarily to exit facilities and certain activities...        -             200           -            200
                                                                        -----         ------      ------         ------
                                                                           -          $8,228      $1,086         $7,142
                                                                        =====         ======      ======         ======

                                                                       Accrued         Third                   Accrued
                                                                         Costs        Quarter                   Costs
                                                                     December 31,      1999       Costs      September 30,
Consolidated Charge                                                      1998         Charge     Incurred        1999
-------------------                                                      -----        ------     ---------       ----
Severance..........................................................      $ 4,837      $7,320      $2,902        $ 9,255
Restructure or terminate contractual obligations...................          417         708         706            419
Other costs, primarily to exit facilities and certain activities...        2,291         200         998          1,493
                                                                         -------      ------      ------        -------
Accrued restructuring, merger costs and other special charges
    in current liabilities.........................................      $ 7,545      $8,228      $4,606        $11,167
                                                                         =======      ======      ======        =======

Accrued asset impairments reserved in property and equipment.......      $ 4,722          -       $  300        $ 4,422
                                                                         -------      ------      ------        -------

Total accrued restructuring merger costs and other special charges.      $12,267      $8,228      $4,906        $15,589
                                                                         =======      ======      ======        =======


8.       STRATEGIC ALLIANCES AND INVESTMENTS

Assets recorded as strategic alliances and investments at September 30, 1999 and December 31, 1998 are as follows (amounts in thousands):



                                                                                               September 30,    December 31,
                                                                                                   1999            1998
                                                                                                   ----            ----
MCI WorldCom strategic alliance.........................................................         $16,072         $16,072
Less accumulated amortization...........................................................           6,888           3,445
                                                                                                 -------         -------
                                                                                                   9,184          12,627
Equity investments......................................................................          19,342          15,883
                                                                                                 -------         -------
                                                                                                 $28,526         $28,510
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

Equity investments classified as strategic alliances and investments consist of initiatives funded by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as the Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. Premiere's investments, most of which are held in a wholly-owned subsidiary, PTEKVentures.com, Inc., include minority equity interests in Healtheon/WebMD Corporation, (formerly Healtheon Corporation), a provider of Internet-based services to the healthcare industry; USA.NET, a provider of outsourced e-mail services; S-1 Corp. (formerly Securities First Technologies Corporation), which develops integrated, brandable, Internet applications that enable financial services companies to create their own financial portals; Webforia, a provider of Web services, tools and communities that assist individuals in presenting high quality information from the Internet; and Derivion, a provider of electronic bill presentment and payment solutions. Premiere's investment in Healtheon/WebMD, which is a publicly traded company, resulted from the merger in November 1999 of WebMD, in which Premiere was a shareholder, and Healtheon Corporation; and Premiere's investment in S-1, which is a publicly traded company, resulted from the merger in November 1999 of VerticalOne Corporation, in which Premiere was a shareholder, and Securities First Technologies. Management intends to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. All equity investments held by the Company in other organizations represent a less than 20 percent ownership interest and are being accounted for under the cost method.

9.       STOCK-BASED COMPENSATION PLANS

The Company has three stock based compensation plans, the 1994 Stock Option Plan, the 1995 Stock Plan and the 1998 Stock Plan, which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. In addition, the Company has implemented an Associate Stock Purchase Plan, which allows employees to purchase common stock through payroll deductions. These plans are administered by committees consisting of members of the Board of Directors of the Company or their designees.

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

On July 22, 1998, the Board of Directors approved the 1998 Stock Plan (the "1998 Plan"), which essentially mirrors the terms of the Company's existing 1995 Stock Plan, except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provide for the grant of incentive stock options. Under the 1998 Plan, 6,000,000 shares of common stock are reserved for the grant of non-qualified stock options and other incentive awards to employees and consultants of the Company.

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

During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. Excluding the shares subject to these restricted stock grants, the Company owned an aggregate of 1,932,000 shares of WebMD Series E Common Stock and 74,305 shares of WebMD Series F Preferred Stock, which represent and will be exchanged for 4,804,384 shares of common stock of Healtheon/WebMD, and 812,960 shares of USA.NET Series C Preferred Stock. In connection with this action, for the nine months ended September 30, 1999, the Company recorded a $13.9 million noncash gain resulting from the write-up to fair market value of these investments and an $11.6 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments as determined by an independent appraisal. The Company will be required to record additional noncash charges of $1.5 million in the fourth quarter of 1999, and $1.6 million thereafter reflecting the remaining vesting period associated with these grants.

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisition of VoiceTel Enterprises, Inc. ("Voice-Tel"), Voice-Tel's franchisees and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, American Teleconferencing Services, TeleT Telecommunications, LLC ("TeleT") and VoiceCom Holdings, Inc. ("VoiceCom"), as well as its venture with UniDial Communications, its investment in USA.NET and the commercial release of Orchestrate(R). Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the

Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and charges totaling approximately $17.1 million on a pretax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint in April 1999, which is pending.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite filed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, 1999, plaintiffs filed a motion for reconsideration of the court's decision. On April 1, 1999, the court vacated the January 22, 1999 order and directed that the action be referred to the active case list. Xpedite filed a motion for leave to amend answer and assert cross-claims, which was granted. Those third-parties have filed motions to dismiss, which are presently pending. The plaintiffs have also filed a motion requesting leave to amend their complaint to add Premiere as a defendant, which the court has granted. However, the plaintiffs have not filed such an amendment.

In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated certain patent rights owned by Aspect and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by such rights. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. In addition, Premiere believes that certain licenses it has from third-party vendors may insulate it from some or all of any damages. On March 29, 1999, the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. This lawsuit is currently in discovery, with a court mandated arbitration hearing presently being scheduled for later this year.

On June 11, 1999, Premiere filed a complaint against MCI WorldCom, Inc. ("MCI WorldCom") in the Superior Court of Fulton County, Georgia. Premiere subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI WorldCom breached the Strategic Alliance Agreement, dated November 13, 1996 between Premiere and MCI WorldCom by, inter alia, awarding various contracts to vendors other than Premiere and to which Premiere was entitled either exclusive or preferential consideration. In addition to injunctive relief, Premiere seeks damages of not less than $10 million, pre- and post-judgment interest, costs and expenses of litigation, including attorneys' fees. On July 1, 1999, the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by Premiere. Premiere is preparing to commence arbitration proceedings against MCI WorldCom in the near future.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. The Plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment against the Company, and fraudulent inducement relating to his hiring by the Company against all defendants. The Plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 transition loan, interest, attorneys' fees and punitive damages in an unspecified amount. The Company intends to file an answer denying the allegations in the complaint and asserting various affirmative defenses.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

11. SEGMENT REPORTING

The Company's reportable segments are strategic business groups that align the Company in two distinct market segments focused on the customers each serves: large businesses (CES) and small office/home businesses and individuals (EES). CES caters to large businesses, such as Fortune 1000 companies. Its services include those most complementary with large organizations including electronic document distribution, corporate messaging services, 800-based and local access voice messaging, interactive voice response and calling card programs and conference calling. EES focuses in the small office/home office and individual subscriber segment. Its services include Orchestrate (R), a suite of Internet-based communication services, local access voice and data messaging and enhanced calling services, including long distance and enhanced 800-based services. Information concerning the operations in these reportable segments for the three and nine months ended September 30, 1999 and 1998 is as follows (in millions):

                                                                         Three Months                   Nine Months
                                                                      ended September 30,           ended September 30,
                                                                      -------------------          -------------------
                                                                    1999              1998            1999          1998
REVENUES:
         Corporate Enterprise Solutions.......................     $ 86.1          $ 82.3          $251.8        $197.4
         Emerging Enterprise Solutions........................       30.2            39.3            91.9         130.6
         Corporate and eliminations...........................        (.1)            (.1)            (.2)          (.1)
                                                                   ------          ------          ------        ------
         Totals...............................................     $116.2          $121.5          $343.5        $327.9
                                                                   ======          ======          ======        ======

EBITDA:
         Corporate Enterprise Solutions.......................     $ 19.7          $ 22.0          $ 60.1        $ 53.0
         Emerging Enterprise Solutions........................       (2.2)            1.5             1.4          11.9
         Corporate and eliminations...........................      (11.3)           (3.5)          (34.6)        (14.1)
                                                                   ------          ------          ------        ------
         Subtotal.............................................        6.2            20.0            26.9          50.8
         Restructuring, merger costs and other special charges       (8.2)              -            (8.2)         (7.5)
         Acquired research and development....................          -               -               -         (15.5)
         Accrued settlement cost..............................          -               -               -          (1.5)
                                                                        -               -               -             -
                                                                   ------          ------          ------        ------
         Totals...............................................     $ (2.0)         $ 20.0          $ 18.7        $ 26.3
                                                                   ======          ======          ======        ======


12.  SUBSEQUENT EVENT

On October 28, 1999, Premiere announced that it was developing plans to sell its enhanced calling card business and segregate its Web-based assets in stand-alone entities for which Premiere would seek strategic partnerships and other strategic alliances. Premiere currently has no specific plans, agreements or commitments with respect to the sale of its enhanced calling card business, the segregation of its Web-based assets, or any strategic partnerships or alliances with respect to its Web-based assets. Moreover, Premiere cannot provide any assurances that suitable buyers for its enhanced calling card business will be identified, that suitable strategic partners or alliances with respect to its Web-based assets will be identified, or that any sale or other strategic transaction with respect to its enhanced calling card business or Web-based assets will be negotiated or consummated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Premiere is a leading provider of enhanced communications services designed to simplify everyday communications of both businesses and individuals. Premiere provides its innovative solutions for simplifying communications through two strategic business groups: Corporate Enterprise Solutions (CES), which targets Fortune 1000 and other large companies; and Emerging Enterprise Solutions (EES), which targets smaller fast-track companies and individuals. CES's services include: Premiere Document Distribution, which provides enhanced electronic document distribution services; Premiere Corporate Messaging, which provides local access and 800-based voice messaging services; Premiere WorldLink Corporate Card, an 800-based enhanced calling card service; Premiere Interactive Voice Response, which provides various IVR applications; and Premiere Conferencing, which provides a full range of conferencing services. EES's services include: Premiere Internet-Based Communications Services, featuring Orchestrate(R) by Premiere, which integrates the Company's service offerings by allowing customers to access such services through a computer or telephone; Premiere Voice and Data Messaging, which provides customers access to one of the largest "voice intranets" in the world; and Premiere Enhanced Calling Services, which provides long distance and enhanced 800-based services.

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

Research and development costs consist primarily of salaries and wages and facility expenses associated with development of product enhancements and new product development.

Selling and marketing costs consist primarily of advertising and promotion costs, employee and non-employee commissions and salary and wages and other operating expenses associated with selling and marketing activities.

General and administrative expenses include salaries and wages associated with customer service, bad debt expense, professional and consulting fees, property taxes and other operating expenses incurred in customer service and administrative activities.

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

"EBITDA" as used below, is defined as the sum of net income or loss and, to the extent deducted in determining net income or loss for such period, net interest expense, other income, income taxes, depreciation and amortization. Management uses EBITDA as an operating unit performance measurement, and does not believe that interest, other income, taxes, depreciation and amortization are performance indicators at the operating unit level.

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

In February 1999, Premiere announced that as a result of discussions with the Office of the Chief Accountant of the Securities and Exchange Commission, Premiere was required to discontinue accounting for its acquisition of Xpedite as a pooling-of-interests and to account for such acquisition under the purchase method of accounting. Accordingly, Premiere has restated its unaudited interim financial statements for 1998. The Office of the Chief Accountant determined that Premiere's post merger share repurchase program, completed in September 1998, was not implemented in accordance with pooling requirements. No questions were raised regarding the propriety of the original accounting for the merger with Xpedite.

ANALYSIS OF OPERATING RESULTS

Overview

The following table presents certain financial information about the Company's strategic business groups for the three and nine months ended September 30 (amounts in millions):


                                                                         Three months                  Nine months
                                                                      ended September 30,           ended September 30,
                                                                      -------------------           -------------------
                                                                    1999              1998           1999       1998
REVENUES:
         Corporate Enterprise Solutions.......................     $ 86.1          $ 82.3          $251.8        $197.4
         Emerging Enterprise Solutions........................       30.2            39.3            91.9         130.6
         Corporate and eliminations...........................        (.1)            (.1)            (.2)          (.1)
                                                                   ------          ------          ------        ------
         Totals...............................................     $116.2          $121.5          $343.5        $327.9
                                                                   ======          ======          ======        ======

EBITDA:
         Corporate Enterprise Solutions.......................     $ 19.7          $ 22.0          $ 60.1        $ 53.0
         Emerging Enterprise Solutions........................       (2.2)            1.5             1.4          11.9
         Corporate and eliminations...........................      (11.3)           (3.5)          (34.6)        (14.1)
                                                                   ------          ------         -------        ------
         Subtotal.............................................        6.2            20.0            26.9          50.8
         Restructuring, merger costs and other special charges       (8.2)              -            (8.2)         (7.5)
         Acquired research and development....................          -               -               -         (15.5)
         Accrued settlement cost..............................          -               -               -          (1.5)
                                                                   ------          ------         -------        ------
         Totals...............................................     $(2.0)           $20.0           $18.7         $26.3
                                                                   ======           =====           =====        ======



Analysis

Premiere's financial statements reflect the results of operations of Xpedite, acquired in February 1998, and ATS, acquired in April 1998, from the date of their respective acquisitions. These acquisitions have been accounted for under the purchase method of accounting. The following discussion and analysis is prepared on that basis.

Consolidated revenues declined 4.4% to $116.2 million in the three months ended September 30, 1999, as compared with the same period in 1998, and increased 4.8% comparing the nine month periods ended September 30, 1999 and 1998. CES revenues increased 4.6% in the third quarter of 1999, as compared with the same period in 1998. Conference calling, Bank of America IVR program and increased international document distribution volumes drove revenue growth in this group. Additionally, the acquisition of the remaining ownership interests in an affiliated document distribution company located in France contributed incremental revenue in the third quarter of 1999. Revenue growth of 27.6% in the first nine months of 1999 in the CES group, as compared with the same 1998 period, was due mainly to the acquisition of Xpedite in February 1998, ATS in April 1998 and the Bank of America IVR program. EES Group revenues declined in the three and nine month periods ended September 30, 1999, as compared with the same periods in 1998, due to revenue losses in 1998 from two EES Group customers which declared bankruptcy in the second quarter of 1998, management's decision to discontinue certain unprofitable prepaid calling card programs, and expiration of minimum revenue commitments provided under the Company's strategic alliance agreement with MCI Worldcom.

Consolidated gross profit margins were 71.5% and 69.3% for the three months ended September 30, 1999 and 1998, respectively, and 71.5% and 69.1% for the nine month periods ended September 30, 1999 and 1998, respectively. Consolidated gross profit margins benefited in 1999 from the discontinuance of unprofitable prepaid calling card programs in the first half of 1998. In general, Premiere has experienced favorable trends in per unit telecommunications costs in each of its strategic business groups by aggressively leveraging increasing minute volumes to negotiate quantity discounts with telecommunications carriers. Such costs have also been favorably affected by general industry trends in which long distance transport and the cost of local access services have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

Direct costs of operations increased to 16.2% of revenues in the three months ended September 30, 1999, as compared with 13.6% for the same period of 1998, and increased to 15.2% of revenues in the nine months ended September 30, 1999, as compared with 11.7% for the same period of 1998. Factors contributing to the increase in these costs as a percent of revenues in the first nine months of 1999 were revenue losses in the EES group, as previously mentioned, without the loss of fixed operating costs and the acquisition of ATS (Premiere Conferencing), which has a higher labor cost related to service delivery than other Premiere business lines.

Selling and marketing costs increased to $28.5 million or 24.5% of revenues in the three months ended September 30, 1999 as compared with $27.9 million or 23.0% of revenues in the same period of 1998, and increased to $83.5 million or 24.3% of revenues in the nine months ended September 30, 1999, as compared with $75.9 million or 23.1% of revenues in the same period of 1998. Increased selling and marketing costs in the third quarter of 1999 as compared with the same period in 1998 result largely from the continuation of Orchestrate(R) branding initiatives which began in the second quarter of 1999 in which Premiere introduced its suite of Unified Messaging services in selected markets. Increases in selling and marketing costs for the nine months ended September 30, 1999 as compared with the year ago period were driven primarily by the inclusion of Xpedite and ATS in the Company's consolidated financial statements subsequent to their acquisition in 1998 and the Orchestrate(R) branding initiatives.

Research and development costs increased to $3.6 million or 3.1% of revenues in the three months ended September 30, 1999, as compared with $1.6 million or 1.3% of revenues in the same period of 1998, and increased to $8.9 million or 2.6% of revenues in the nine months ended September 30, 1999, as compared with $3.7 million or 1.1% of revenues in the same period of 1998. Increased research and development costs in the third quarter of 1999 as compared with the same period in 1999 resulted from development costs associated with Web-based communications services. Increases in research and development costs for the nine months ended September 30, 1999, as compared with the year ago period, were driven primarily by the inclusion of Xpedite and ATS in the Company's consolidated financial statements subsequent to their acquisition in 1998 and development costs associated with Web-based communications services.

General and administrative costs were 22.3% of revenues for the three months ended September 30, 1999, as compared with 14.9% of revenues for the same period in 1998, and 21.6% of revenues for the nine months ended September 30, 1999, compared with 17.7% of revenues for the same period in 1998. During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. In connection with these grants, the Company recorded non-cash expenses of $8.9 million in the second quarter of 1999 and $2.7 million in the third quarter of 1999 related to the partial vesting of these grants. The Company will be required to record additional non-cash charges of $1.5 million in the fourth quarter of 1999 and $1.6 million thereafter reflecting the vesting period associated with these grants. In the second quarter of 1998, the Company recorded $16.1 million of non-recurring costs, reflecting approximately $8.4 million of charges associated with uncollectible accounts receivable related primarily to two financially distressed customers, $2.3 million of start-up costs, primarily executive compensation, incurred in the start-up of its Orchestrate.com, Inc. subsidiary, $1.5 million related to stay bonuses earned in connection with the post-merger period of the Xpedite acquisition and $3.9 million of asset impairment and other costs. Excluding the costs set forth above, general and administrative costs increased to $23.1 million or 20% of revenues in the third quarter of 1999, as compared with $18.1 million or 14.9% of revenues in the same period of 1998, and increased to $62.7 million or 18.3% of revenues in the nine months ended September 30, 1999, as compared with $41.8 million or 12.7% of revenues in the same period of 1998. Contributing to the increase in these costs as a percent of revenues, was the Company's aggressive expansion of its management infrastructure in 1998 to more effectively support anticipated growth in its business. These actions included hiring additional senior level managers and expanding its corporate headquarters facilities throughout 1998. On a year-to-date basis, the acquisition of Xpedite in February 1998 and ATS in April 1998 added incremental general and administrative costs in comparing 1999 with 1998.

Depreciation and amortization was $45.1 million for three month period ended September 30, 1999, as compared with $29.3 million for the same period in 1998. Depreciation and amortization increased in 1999 mainly due to changes in depreciable lives for certain assets and goodwill. Amortization and depreciation of certain operating and intangible assets were accelerated, effective in the fourth quarter of 1998, following a reduction in the estimated useful lives of such assets. This action was based on a reassessment of the utility of such assets by Premiere's management. The affected assets consist of goodwill and other intangible assets and computer and telecommunications equipment associated with certain legacy technology systems, the use of which is expected to be discontinued in the foreseeable future. Such assets are being amortized over lives ranging from one to seven years, effective in the fourth quarter of 1998, as compared with lives ranging from five to 40 years prior to the change.

Net interest expense increased to $6.7 million for the three months ended September 30, 1999, as compared with $4.5 million for the same period in 1998, and $19.1 million for the nine months ended September 30, 1999, as compared with $9.9 million for the same period in 1998. Net interest expense increased in 1999 primarily as a result of reduced interest income and increased borrowings on the revolving loan caused by lower cash and short-term investment balances in 1999. Such investments were used to fund 1998 and 1999 capital expenditures, strategic investments and operating activities.

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

The Company recorded a $13.9 million nonrecurring gain as other income in the second quarter of 1999 resulting from the write-up to fair market value of a limited number of shares owned by the Company in certain strategic investments, which were granted into an executive incentive pool. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments as determined by an independent appraisal.

In the third quarter of 1999, Premiere recorded a charge of approximately $8.2 million to restructure the administrative overhead of the corporate headquarters, the sales force of the EES group and certain operations of the EES and CES groups. Such costs consisted of severance associated with workforce reduction and lease termination and clean-up costs. Severance benefits have been provided for the termination of approximately 200 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating units in the EES and CES groups. Lease termination and clean-up costs were provided for the exit of one operating site in each of the EES and CES groups.

In 1999 and 1998, the Company's effective income tax rate varied from the statutory rate primarily as a result of non-deductible goodwill amortization associated with Premiere's acquisitions which have been accounted for under the purchase method of accounting. Additionally, in 1999 non-deductible executive compensation contributed to this variance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $11.4 million for the nine month period ended September 30, 1999, as compared with $16.9 million in 1998. Operating cash flow declined in 1999 primarily as a result of revenue losses in Premiere's EES group, advertising and promotion costs associated with Orchestrate(R) branding initiatives, increased interest costs on the Company's revolving loan, increased investment in research and development and the investment in 1998 by the Company to expand its management infrastructure.

Investing activities used cash of approximately $38.5 million in the nine months ended September 30, 1999 and provided $25.9 million in the same period in 1998. In 1999, the Company's investing activities included two individually insignificant international acquisitions, capital expenditures of $32.6 million, primarily associated with expanding the Company's service delivery platforms, and strategic equity investments of $8.1 million, including $5.0 million in Derivion, $2.1 million in VerticalOne and $1.0 million in WebForia. The principal source of cash from investing activities in 1998 was the liquidation of approximately $124.4 million of short-term investments in marketable securities. Significant uses of cash for investing activities in 1998 included the acquisition of ATS and two document distribution companies located in Germany and Singapore, capital expenditures of $50.0 million and strategic equity investments of $8.0 million. Management anticipates that capital expenditure levels in the fourth quarter will be lower than prior quarters in 1999.

Financing activities provided net cash of $18.5 million in 1999, mainly from borrowings under the Company's revolving loan facility. Effective December 16, 1998, Premiere amended and restated the revolving loan facility it assumed in connection with the Xpedite acquisition for a period of one year. This arrangement provides for borrowings of up to $150 million and contains certain covenants which require the Company to maintain minimum earnings and interest coverage ratios, in addition to other covenants. Effective June 4, 1999, the Company entered into an amendment to its revolving loan facility to, among other things, eliminate certain financial covenants, provide for the pledge of additional collateral (including its WebMD stock) and establish a loan to value ratio with respect to the stock to be received by the Company in connection with the merger between WebMD and Healtheon. The Company was in compliance with its revolving loan facility at September 30, 1999 and had unused borrowing capacity of approximately $9.0 million thereunder. The Company entered into additional technical amendments to its loan facility, one dated August 27, 1999 and one dated September 3, 1999. Among other things, the amendments permitted the transfer of the Company's Internet investments into PTEKVentures.com, the Company's Internet investment vehicle.

Management believes that cash and marketable securities on-hand of approximately $10.7 million, cash generated by operating activities, borrowing capacity under the Company's revolving loan facility and the monitization of certain strategic investments will be adequate to fund growth in the Company's existing businesses. Premiere's revolving loan facility matures on December 16, 1999 and the Company will be required to repay or refinance this indebtedness at that time. Management is in negotiations with its current lenders to refinance this indebtedness. The Company is considering a variety of other alternatives to refinance or repay this indebtedness, including the sale of a portion of its strategic equity investments. Any refinancing of this indebtedness could result in higher interest costs to the Company and more restrictive loan covenants than those currently in effect. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets and other factors, the Company may, from time to time, engage in capital transactions, including debt or equity issuances or sell a portion or all of its strategic equity investments in order to increase the Company's financial flexibility and meet other capital needs.

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

In the third quarter of 1999, Premiere recorded a charge of approximately $8.2 million to restructure the administrative overhead of the corporate headquarters, the sales force of the EES group and certain operations of the EES and CES groups. Such costs consisted of severance associated with workforce reduction and lease termination and clean-up costs. Severance benefits have been provided for the termination of approxmiately 200 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating units in the EES and CES groups. Lease termination and clean-up costs were provided for the exit of one operating site in each of the EES and CES groups.

THE YEAR 2000 ISSUE

The term "Year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 is approached and reached. These problems generally arise from the fact that much of the world's computer hardware and software have historically used only two digits to identify the year in a date, often meaning that the computer may fail to distinguish dates in the "2000s" from dates in the "1900s." These problems may also arise from other sources as well, such as the use of special codes and conventions in software that make use of the date field.

The Company's Year 2000 Readiness Process: The Company has formed a Year 2000 Executive Committee comprised of members of senior management and a Year 2000 Task Force comprised of project leaders for each of the Company's operating subsidiaries and key corporate functional areas. The Year 2000 Executive Committee and the Task Force are charged with evaluating the Company's Year 2000 issue and taking appropriate actions so that the Company will incur minimal disruption from the Year 2000 issue ("Year 2000 Ready"). The Year 2000 Task Force defined a comprehensive initiative (the "Initiative") to make the Company's necessary software applications and/or systems ("Software Applications") and hardware platforms ("Hardware Platforms") Year 2000 Ready. The Initiative covered the following seven phases: (i) inventory of all appropriate Software Applications and Hardware Platforms, (ii) assessment of appropriate repair requirements, (iii) repair or replacement of Software Applications and Hardware Platforms, where appropriate, (iv) researching and/or testing of appropriate individual Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, (v) certification by users or testers within the Company that such Software Applications and Hardware Platforms appropriately handle dates and date-related data regarding the Year 2000 issue, (vi) appropriate system integration testing of multiple Software Applications and Hardware Platforms to determine correct manipulation of dates and date-related data regarding the Year 2000 issue, and (vii) creation of commercially reasonable contingency plans in the event certain Year 2000 readiness efforts fail. The Company is aware that some of its Hardware Platforms contain embedded microprocessors and it has included the repair or replacement of such embedded microprocessors as part of the Initiative.

The Company retained a nationally recognized independent consultant ("Consultant") to assist in assessing and recommending revisions to the Initiative, and such recommendations have been taken into consideration throughout the initiative. Internal reviews ("audits") have been conducted in each Business Unit and at Corporate Headquarters to evaluate progress toward being Year 2000 Ready and the quality and completeness of the test results. Another external Consultant assisted with many of these audits. The Company will continue to review its progress with respect to the Initiative as the Year 2000 is approached and reached. This periodic review by the Company will include additional adjustments to the Initiative, as required.

The Company's State of Readiness: The Company has materially completed the Initiative for its Software Applications and Hardware Platforms and believes it is prepared for the move into the Year 2000 in all of its Business Units, although customer conversions onto Year 2000 Ready systems will continue through the fourth quarter.

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

To operate its business, the Company relies upon providers of telecommunication services, government agencies, utility companies, and other third party service providers ("External Providers"), over which it can assert little control. In particular, the Company is heavily dependent upon telecommunications carriers to conduct its business. If the inability of any of these entities to correct their Year 2000 issues results in a failure to provide the Company services, the Company's operations may be materially adversely impacted and may result in a material adverse effect on the Company's business, financial condition and results of operations.

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

Costs to Address the Company's Year 2000 Issues: The majority of the work on the Initiative has been performed by the Company's employees and subcontractors, which has limited its cost. The Company estimates that the total historical and future costs of implementing the Initiative will be approximately $7 million, the majority as capital expenditures. The Company funded these costs of implementing the Initiative from cash flows. The Company has not deferred any specific information technology project as a result of the implementation of the Initiative. The Company does not expect that the opportunity cost of implementation of the Initiative will have a material effect on the financial condition of the Company or its results of operations.

Risks Presented by Year 2000 Issues: With system integration testing substantially complete, the Company anticipates that it has found effective solutions to the Year 2000 issue for its appropriate, necessary systems. If, however, there is an unanticipated disruptions to a major business activity, it could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, as noted above, the Company's business critical External Providers may not appropriately address their Year 2000 issues, the result of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's Contingency Plans: The Initiative includes the development of commercially reasonable contingency plans for business activities that are susceptible to a substantial risk of a disruption resulting from a Year 2000 related event. Successful systems integration testing has substantially reduced the number of business functions requiring contingency plans. The Company continues to update detailed testing and contingency plans specific to Year 2000 events.

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

    . The ability to identify and establish strategic partnerships and private investment opportunities utilizing Web-related assets and a potential decrease in the valuation of Web-related companies;

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

At September 30, 1999, no derivative financial instruments were outstanding to hedge interest rate risk. The interest rates on the Company's borrowings under its credit facility are based on either the lender's Prime Rate or LIBOR. Any changes in these rates would affect the rate at which the Company could borrow funds under its bank credit facility. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at September 30, 1999, by $6.7 million. A hypothetical 10% increase in interest rates on the Company's variable rate bank credit facility debt for a duration of one year would increase interest expense by $1.0 million.

Approximately 27.7% of the Company's sales and 17.1% of its operating costs and expenses for the nine month period ended September 30, 1999 were transacted in foreign currencies in 1999. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and the Asia Pacific region and local currency sales in Europe and the Asia Pacific region. The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at September 30, 1999. To minimize the impact of changes in exchange rates, the Company borrows from time to time in British Pounds and Euros under its credit facility.

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Class members allegedly include those who purchased the Company's common stock as well as those who acquired stock through the Company's acquisition of VoiceTel Enterprises, Inc. ("Voice-Tel"), Voice-Tel's franchisees and Xpedite. Plaintiffs allege the defendants made positive public statements concerning the Company's growth and acquisitions. In particular, plaintiffs allege the defendants spoke positively about the Company's acquisitions of Voice-Tel, Xpedite, American Teleconferencing Services, TeleT Telecommunications, LLC ("TeleT") and VoiceCom Holdings, Inc. ("VoiceCom"), as well as its venture with UniDial Communications, its investment in USA.NET and the commercial release of Orchestrate(R). Plaintiffs allege these public statements were fraudulent because the defendants knowingly failed to disclose that the Company allegedly was not successfully consolidating and integrating these acquisitions. Alleged evidence of scienter include sales by certain individual defendants during the class period and the desire to keep the common stock price high so that future acquisitions could be made using the Company's common stock. Plaintiffs allege the truth was purportedly revealed on June 10, 1998, when the Company announced it would not meet analysts' estimates of second quarter 1998 earnings because, in part, of the financial difficulties experienced by a licensing customer and by a strategic partner with respect to the Company's Enhanced Calling Services, revenue shortfalls from its Voice and Data Messaging services, as well as other unanticipated costs and one-time charges totaling approximately $17.1 million on a pre-tax basis. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint in April 1999, which is pending. The plaintiffs have also filed a motion requesting leave to amend their complaint to add Premiere as a defendant, which the court has granted. However, the plaintiffs have not filed such an amendment.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. On November 16, 1998 the court entered an order transferring all disputes between plaintiffs and certain defendants to arbitration and dismissing without prejudice plaintiff's complaint against those defendants. On or about December 23, 1998, Xpedite filed a motion to stay the action pending the resolution of the arbitration or in the alternative to compel plaintiffs to provide discovery. On January 22, 1999, the court granted Xpedite's motion to stay further proceedings pending the arbitration. On March 11, 1999, plaintiffs filed a motion for reconsideration of the court's decision. On April 1, 1999, the court vacated the January 22, 1999 Order and directed that the action be referred to the active case list. Xpedite filed a motion for leave to amend answer and assert cross-claims, which was granted. Those third parties have filed motions to dismiss, which are presently pending.

In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against Premiere and PCI alleging that they had violated claims in these patents and requesting damages and injunctive relief. The suit asserts that Premiere is offering certain "calling card and related enhanced services," "single number service" and "call connecting services" covered by four patents owned by Aspect. Premiere has reviewed the subject patents and, based on that review, believes that its products and services currently being marketed do not infringe them. In addition, Premiere believes that certain licenses it has from third party vendors may insulate it from some or all of any damages. On March 29, 1999 the Company filed an answer denying the allegations and a counterclaim seeking to invalidate the patents. This lawsuit is currently in discovery, with a court mandated arbitration hearing presently being scheduled for later this year.

On June 11, 1999, Premiere filed a complaint against MCI WorldCom, Inc. ("MCI WorldCom") in the Superior Court of Fulton County, Georgia. Premiere subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI WorldCom breached the Strategic Alliance Agreement, dated November 13, 1996 between Premiere and MCI WorldCom by, inter alia, awarding various contracts to vendors other than Premiere and to which Premiere was entitled either exclusive or preferential consideration. In addition to injunctive relief, Premiere seeks damages of not less than $10 million, pre- and post-judgment interest, costs and expenses of litigation, including attorneys' fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by Premiere. Premiere is preparing to commence arbitration proceedings against MCI WorldCom in the near future.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. The Plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment against the Company, and fraudulent inducement relating to his hiring by the Company against all defendants. The Plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecified amount. The Company intends to file an answer denying the allegations in the complaint and asserting various affirmative defenses.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities:
---------------------------------------

In August, 1999 Premiere acquired all of the issued and outstanding shares of the common stock and preferred stock of Intellivoice that it did not already own pursuant to the terms of an Agreement and Plan of Merger dated July 6, 1999 by and among Premiere, Intellivoice, INTV Adcquisition, Inc. and certain shareholders of Intellivoice. In connection with the acquisition of Intellivoice, Premiere issued an aggregate of approximately 573,000 shares of its common stock. The shares were issued without registration under the Securities Act of 1933, as amended (the "Act"), in transactions exempt from registration under Regulation D and Section 4(2) of the Act and the rules promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)            Exhibits

Exhibit Number    Exhibit Description

   27.1 Financial Data Schedule for the three and nine months ended September 30, 1999.


   (b)            Reports on Form 8-K:

Premiere did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 11, 1999              PREMIERE TECHNOLOGIES, INC.

                               /s/ ROBERT S. VATERS
                               --------------------
                               Robert S. Vaters
                               Executive Vice President of Finance and
                               Administration and Chief Financial Officer
                               (Principal Financial and Accounting Officer
                               and duly authorized signatory of the Registrant)

                               EXHIBIT INDEX

Exhibit Number                 Exhibit Description

27.1                           Financial Data Schedule for the three and
                                nine months ended September 30, 1999.