Form 10-K/A
period 1998-12-31
PREMIERE TECHNOLOGIES INC
filed 2000-01-18
CIK 880804

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on January 14, 2000 as reported by The Nasdaq Stock Market's National Market, was approximately $305,354,170.

  As of January 14, 2000 there were 46,977,566 shares of the registrant's common stock outstanding.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Form 10-K/A is filed by Premiere Technologies, Inc. to amend certain portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as previously amended by Form 10-K/A filed with the Commission on April 1, 1999, in response to comments from the Commission.

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

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is defined as net income before taxes, other income (expense), interest income (expense), depreciation and amortization, accrued settlement costs, acquired research and development costs and restructuring, merger costs and other special charges.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is considered a key management performance indicator of financial condition because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability and the effect of one time cash or non-cash charges associated with acquisitions and internal exit activities. EBITDA, as defined by the Company, is used as an indicator of operating cash flow before payments for interest and taxes. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

                                        YEAR ENDED DECEMBER 31
                            ---------------------------------------------------
                              1998      1997      1996      1995       1994
                            --------  --------  --------  --------  -----------
                                                                    (unaudited)
Statement of Operations
 Data:
 Revenues.................. $444,818  $229,352  $197,474  $147,543   $119,136
 Gross margin..............  309,782   165,378   141,873   103,675     85,229
 Operating income
  (loss)(1)................  (74,582)  (28,101)    6,806     7,003    (13,232)
 Net income (loss)(1)......  (74,206)  (25,375)    3,458     4,171    (15,519)
 Net income (loss)
  attributable to common
  and common equivalent
  shares for shareholders
  for:
  --basic net income (loss)
   per share............... $(74,206) $(25,375) $  3,429  $  3,863   $(15,839)
  --diluted net income
   (loss) per share........  (74,206)  (25,375)    3,429     3,863    (15,839)
 Net income (loss) per
  common and common
  equivalent shares for:
  --basic(1)(2)............ $  (1.67) $  (0.78) $   0.12  $   0.19   $  (1.18)
  --diluted(1)(2).......... $  (1.67) $  (0.78) $   0.11  $   0.17   $  (1.18)
 Shares used in computing
  net income (loss) per
  common and common
  equivalent shares for
  --basic..................   44,325    32,443    27,670    19,868     13,468
  --diluted................   44,325    32,443    31,288    24,312     13,468
Balance Sheet Data (at
 period end):
 Cash, cash equivalents and
  investments.............. $ 39,995  $176,339  $ 83,836  $ 11,759   $  7,849
 Working capital...........  (91,180)  136,182    45,377   (16,093)   (12,521)
 Total assets..............  802,751   381,108   201,541    78,131     60,051
 Total debt................  299,673   181,698    47,975    52,650     49,203
 Total shareholders' equity
  (deficit)................  400,894   100,814   104,533   (11,639)   (14,921)
Statement of Cash Flow
 Data:
 Cash provided by operating
  activities(3)............   22,248    27,159    36,889    13,559        --
 Cash provided by (used) in
  investing activities(3)..   21,292  (160,055)  (96,112)  (13,186)       --
 Cash provided by financing
  activities(3)............  (46,115)  138,730    66,196     3,523        --

--------
(1) Excluding charges for restructuring, merger costs and other special charges of approximately $15.6 million in 1998 and $73.6 million in 1997, charges for acquired research and development of approximately $15.5 million in 1998 and $11.0 million in 1996, and accrued settlement costs of approximately $1.5 million in 1998 and 1997 and $1.3 million in 1996, operating income (loss) would have been approximately $(42.0) million in 1998, $47.0 million in 1997 and $19.1 million in 1996, EBITDA would have been $68.1 million in 1998, $64.1 million in 1997, and $33.3 million in 1996.
(2) Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).
(3) Cash flow information for 1994 was not available under the pooling of interests method of accounting as this financial statement was not required for this year for the Voice-Tel and VoiceCom acquisitions.

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

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is defined as net income before taxes, other income (expense), interest income (expense), depreciation and amortization, accrued settlement costs, acquired research and development costs and restructuring, merger costs and other special charges.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is considered a key management performance indicator of financial condition because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability and the effect of one time cash or non-cash charges associated with acquisitions and internal exit activities. EBITDA, as defined by the Company, is used as an indicator of operating cash flow before payments for interest and taxes. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

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

Results Of Operations

  The following table presents the percentage relationship of certain statements of operations items to total revenues for Premiere's consolidated operating results for the periods indicated:

                                                             Year Ended
                                                          December 31, 1998
                                                          ---------------------
                                                          1998    1997    1996
                                                          -----   -----   -----
REVENUES................................................. 100.0%  100.0%  100.0%
COST OF SERVICES.........................................  30.4    27.9    28.2
                                                          -----   -----   -----
GROSS MARGIN.............................................  69.6    72.1    71.8
                                                          -----   -----   -----

OPERATING EXPENSES
 Selling, general and administrative.....................  54.3    44.2    55.0
 Depreciation and amortization...........................  24.7     7.4     7.2
 Restructuring, merger costs and other special charges...   3.5    32.1     --
 Acquired research and development.......................   3.5     --      5.6
 Accrued settlement costs................................    .3     0.7     0.6
                                                          -----   -----   -----
  Total operating expenses...............................  86.3    84.4    68.4
                                                          -----   -----   -----

OPERATING INCOME (LOSS).................................. (16.7)  (12.3)    3.4
                                                          -----   -----   -----
OTHER INCOME (EXPENSE)
 Interest, net...........................................  (3.3)   (0.4)   (0.9)
 Other, net..............................................   0.1     0.1    (0.1)
                                                          -----   -----   -----
  Total other income (expense)...........................  (3.2)   (0.3)   (1.0)
INCOME (LOSS) BEFORE INCOME TAXES........................ (19.9)  (12.6)    2.4
INCOME TAX PROVISION (BENEFIT)...........................  (3.3)   (1.5)    0.7
                                                          -----   -----   -----
NET INCOME (LOSS)........................................ (16.6)% (11.1)%   1.7%
                                                          =====   =====   =====

  The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                                         Year Ended December
                                                               31, 1998
                                                         ----------------------
                                                          1998    1997    1996
                                                         ------  ------  ------
REVENUES:
 Corporate Enterprise Solutions......................... $275.7  $ 55.0  $ 60.0
 Emerging Enterprise Solutions..........................  169.4   174.4   137.5
 Corporate and eliminations.............................    (.3)    --      --

                                                         ------  ------  ------
 Totals................................................. $444.8  $229.4  $197.5
                                                         ======  ======  ======
OPERATING PROFIT (LOSS):
 Corporate Enterprise Solutions......................... $ (6.0) $ 10.6  $  2.0
 Emerging Enterprise Solutions..........................   (9.5)   36.4    17.1
 Corporate and eliminations.............................  (26.5)    --      --
 Restructuring, merger costs and other special charges..  (15.6)  (73.6)    --
 Acquired research and development......................  (15.5)    --    (11.0)
 Accrued settlement costs...............................   (1.5)   (1.5)   (1.3)
                                                         ------  ------  ------
 Totals................................................. $(74.6) $(28.1) $  6.8
                                                         ======  ======  ======
EBITDA:
 Corporate Enterprise Solutions ........................ $ 75.7  $ 13.5  $  5.0
 Emerging Enterprise Solutions..........................   18.7    50.6    28.3
 Corporate and eliminations.............................  (26.4)    --      --
                                                         ------  ------  ------
 Totals................................................. $ 68.0  $ 64.1  $ 33.3
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

  The Company anticipates continued growth in operating revenues through selective acquisitions of complementary businesses, international expansion, increased sales of existing services and the development of new services. This anticipated growth is premised on the global demand for a unified solution to the communication needs of businesses and consumers and the anticipated growth in that demand. The Company's anticipated future growth is based on a number of assumptions and estimates that are inherently uncertain and subject to significant risks and uncertainties, many of which are beyond the Company's control. See "Special Note Regarding Forward Looking Statements." The Company cannot provide any assurance to investors that anticipated future growth will actually occur.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges was $68.0 million or 15.3% of revenues in 1998, $64.1 million or 27.9% of revenues in 1997 and $33.3 million or 16.9% of revenues in 1996.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges increased as a percentage of revenue in 1997 as a result of:

  . revenue commitments under the strategic alliance agreement with MCI WorldCom entered into in September of 1996;

  .  increased wholesale Enhanced Calling Services customers;

  .  improved per unit telecommunications costs; and

  . restructuring efforts from the Voice-Tel and Voice-Com acquisitions in the second half of 1997.

This increase was partially offset by certain unprofitable prepaid calling card programs.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges declined as a percentage of revenue in 1998 as result of:

  . the expiration of revenue commitments under the strategic alliance agreement with MCI WorldCom in September 1998;

  . lost revenues and bad debt expenses from the bankruptcy of two wholesale Enhanced Calling Card customers that began business with the Company in late 1996;

  .  the expansion of the Company's management infrastructure; and

  .  start-up costs associated with the Company's Orchestrate product.

  This decline was partially offset by the acquisitions of Xpedite in February 1998 and ATS in April 1998, restructuring efforts from the Voice-Tel, VoiceCom and Xpedite acquisitions and discontinuance of certain unprofitable prepaid calling card programs.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is difficult to predict, and we expect it to fluctuate in the future. If it falls below the expectations of investors or public market analysts, the price of the Company's common stock could fall. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges may continue in the future to be lower than historical levels due to:

  . the expiration of revenue commitments under the strategic alliance agreement with MCIWorldcom in September 1998;

  . the continued expansion of the Company's management infrastructure which began in the second half of 1998; and

  .  the anticipated start up of the Company's Orchestrate line of business.

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

  Acquired research and development costs of $15.5 million expensed in 1998 are associated with the acquisition of Xpedite. Approximately $11.0 million of acquired research and development costs were expensed in connection with the TeleT acquisition in 1996. These costs represent the value assigned to research and development projects in the developmental stage which had not reached technological feasibility at the date of the acquisition or had no alternative future use. The acquired research and development was valued using the income approach, which consisted of estimating the expected after-tax cash flows attributable to this asset over its life and converting this after-tax cash flow to present value through discounting. See Note 4--Acquisitions in the Notes to Consolidated Financial Statements for additional information.

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

Liquidity And Capital Resources

  The Company has funded its growth through cash generated by operations, by issuing subordinated convertible indebtedness in July 1997 and from the proceeds of its initial public offering in March 1996. Cash provided by operations was $22.2 million in 1998, $27.2 million in 1997 and $36.9 million in 1996. Excluding payments made for restructuring, merger costs, accrued settlement costs and other special charges, cash provided by operations was $44.7 million in 1998, $57.7 million in 1997 and $36.9 million in 1996. Operating cash flow declined on higher revenues in 1998 primarily as a result of revenue losses in Premiere's EES unit and continued investment by the Company to expand its management infrastructure to support continued growth. Improvement in operating cash flows in 1997 as compared with 1996 results principally from Premiere's integration and cost reduction initiatives associated with the Voice-Tel and VoiceCom acquisitions in 1997 which reduced the operating costs of these businesses. Premiere's working capital ratio was
 .6 to 1 at December 31, 1998 as compared with 2.5 to 1 at December 31, 1997. Decline in working capital resulted principally from borrowings of approximately $118.1 million outstanding at December 31, 1998 under the revolving loan facility assumed by Premiere in the Xpedite acquisition. In addition, Premiere liquidated approximately $133.8 million of short-term investment balances in 1998 to fund operating and strategic initiatives. Xpedite's revolving loan facility was extended under a one-year arrangement effective December 16, 1998. Accordingly, such borrowings are classified as a current liability. If borrowings under this facility were excluded from current liabilities, Premiere's current ratio would have been 1.3 to 1 at December 31, 1998.

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

Restructuring, Merger Costs And Other Special Charges

  Between the second quarter of 1997 and the fourth quarter of 1998, Premiere made several acquisitions, including the acquisitions of Voice-Tel, VoiceCom and Xpedite. In connection with these acquisitions, management formulated separate plans to exit activities of those acquired companies or to exit activities of existing Premiere operations. Premiere also incurred substantial transaction costs in connection with these acquisitions. Accordingly, Premiere expensed the costs associated with these management plans and the associated transaction costs. In the second quarter of 1997, Premiere recorded costs of $45.4 million in connection with its acquisition of Voice-Tel, which was accounted for as a pooling-of-interests and is now part of the Emerging Enterprise Solutions ("EES") operating unit. In the third quarter of 1997, Premiere recorded costs of $28.2 million in connection with its acquisition of VoiceCom, which was accounted for as a pooling-of-interests and whose operations are now part of the Corporate Enterprise Solutions ("CES") operating unit. In the first quarter of 1998, Premiere recorded costs of $7.5 million associated with management's plan to close existing activities of both the Voice-Tel and VoiceCom acquisitions that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Also in the first quarter of 1998, Premiere expensed costs to exit certain activities existing in its Enhanced Calling Card operations that are currently in the EES operating unit. During the fourth quarter of 1998, Premiere recorded a $17.8 million write-off as part of management's quarterly assessment of the carrying value of its strategic investments. Certain investments were deemed permanently impaired and accordingly written down to fair value. Also, during the fourth quarter of 1998, management reorganized Premiere into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established during these prior acquisitions resulting in the net reduction of $9.7 million of existing restructuring reserves. A detailed discussion of the components of the costs for each of these plans is set forth below.

   Voice-Tel Acquisition

  In the second quarter of 1997, Premiere recorded restructuring, merger costs and other special charges of approximately $45.4 million in connection with its pooling-of-interests with Voice-Tel. These charges result from management's plan to restructure the operations of the Voice-Tel businesses under a consolidated business group model and discontinue its franchise operations. Such amounts consist of $9.5 million of severance and exit costs, $3.1 million of contractual obligations, $17.2 million of transaction obligations, $8.6 million of asset impairments and $7 million of other costs, primarily to exit facilities and certain activities.

  Severance and exit costs are attributable to the termination of 234 employees primarily associated with the former owners and administrative functions of the Voice-Tel franchise organization that management is reorganizing under a corporate structure. Severance and exit costs are cash outlays. In 1997 and 1998, Premiere paid severance and exit costs of $4.5 million and $2.0 million, respectively. Employees terminated under this plan in 1997 and 1998 were 129 and 57, respectively. Total estimated annual savings from these terminations in

1997 and 1998 was approximately $14.2 million. Severance and exit costs attributable to 48 employees was recognized in the fourth quarter of 1998, which is discussed below under "--Reorganization of Company into EES and CES Business Units."

  Contractual obligations are primarily lease termination costs associated with the closure of equipment site locations in the Voice-Tel voice messaging network. Contractual obligations are cash outlays. In 1997 and 1998, Premiere paid contractual obligation costs of $0.4 million and $0.2 million, respectively. In the fourth quarter of 1998, management revised their plan regarding the equipment site closures by reducing the number of sites to be closed, as discussed below under "--Reorganization of Company into EES and CES Business Units."

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring Voice-Tel and are comprised of investment banker fees, legal fees, accounting and tax fees and other consulting services. Premiere paid transaction obligations in 1997 and 1998 of $13.1 million and $3.5 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

  Asset valuation allowances relate primarily to equipment site locations associated with the voice messaging network of Voice-Tel. Non-cash asset write-down's against this valuation allowance in 1997 and 1998 were $0.4 million and $1.4 million, respectively. Management revised their plan in the fourth quarter of 1998 on equipment site closures by reducing the number of sites to be closed and, therefore, reversed valuation alowances related to these assets. Management does not expect any additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of such disposals is approximately $0.9 million.

  Other costs, primarily to exit facilities and certain activities are primarily related to office closure clean up costs, costs to terminate contractual arrangements between franchisors and franchisees in the franchise network, outplacement service costs associated with termination of employees, costs to consolidate the financial statements of the acquired franchisor and the related franchisees, and professional fees associated with predecessor franchise tax and pension matters. All such costs are cash outlays. Premiere paid other costs in 1997 and 1998 of $6.1 million and $0.9 million, respectively. Management does not anticipate additional costs beyond 1998 under this plan.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   VoiceCom Acquisition

  In the third quarter of 1997, Premiere recorded restructuring, merger cost and other special charges of approximately $28.2 million in connection with its pooling-of-interests with VoiceCom. These charges resulted from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative enhanced calling services and restructuring certain contractual obligations. Such amounts consist of severance and exit costs of $2.4 million, contractual obligations of $14.8 million, transaction obligations of $2.9 million, asset impairments of $4.8 million and other exit costs, primarily to exit facilities and certain activities of $3.4 million.

  Severance and exit costs are attributable to the termination of 84 employees. Severance and exit costs are cash outlays. In 1997 and 1998, Premiere paid severance and exit costs of $1.2 million and $1.2 million, respectively, on the termination of the 84 employees. Total estimated annualized savings from these terminations is approximately $3.0 million.

  Contractual obligations consist primarily of lease termination costs to exit certain facilities, costs associated with payments to shorten the term of a take or pay telecommunications contract and also to provide for anticipated volume shortfalls associated with the revised term of this take or pay contract. In 1997 and 1998, Premiere paid contractual obligations associated with these lease terminations and the loss contract of $4.1 million and $4.4 million, respectively. During the fourth quarter of 1998, management negotiated the waiver of the anticipated remaining volume shortfalls and completed all lease terminations of certain facilities at lower than expected costs and accordingly reversed any remaining accrued obligations associated with these contracts. Management's revised plans are discussed below under "-- Reorganization of Company into EES and CES Business Units."

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring VoiceCom and are comprised of investment banker fees, legal fees, accounting and tax fees and other consulting services. Premiere paid transaction obligations in 1997 and 1998 of $2.0 million and $0.7 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

  Asset valuation allowances relate primarily to certain assets related to both voice messaging and enhanced calling services products and certain administrative assets associated with facility closures, all of which were held for disposal. In 1997 and 1998, non-cash write-offs of certain voice messaging assets and administrative assets were $2.1 million and $1.0 million, respectively. In the fourth quarter of 1998, management revised their plans and determined not to exit certain duplicative enhanced calling services and products and, therefore, reversed all valuation allowances associated with these assets. Management does not expect additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of the disposals is approximately $1.0 million.

  Other costs, primarily to exit facilities and certain activities is related to office closure clean up costs and outplacement service costs associated with termination of employees. All such costs are cash outlays. Premiere paid other costs in 1997 and 1998 of $2.0 million and $0.7 million, respectively.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." Management does not anticipate additional costs beyond 1998 under this existing plan. All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   Xpedite Merger

  In the first quarter of 1998, Premiere recorded restructuring, merger and other special charges of approximately $7.5 million in connection with management's plan to close existing activities of both the Voice-Tel and VoiceCom operations that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Such amounts consist of severance and exit costs of $1.8 million, contractual obligations of $0.4 million, transaction obligations of $0.8 million, asset impairments of $0.7 million and other exit costs of $3.8 million.

  Severance and exit costs consist of the termination of 122 employees associated with administrative, operations and sales functions of Voice-Tel and VoiceCom operations that are duplicative of existing Xpedite operations. The Company paid severance and exit costs of $1.5 million in 1998. Management terminated 122 employees with annualized salary savings of approximately $6.0 million. Management does not expect any terminations associated with this plan beyond 1998.

  Contractual obligations were associated with lease termination costs of 65 former Voice-Tel and VoiceCom sales locations. Management discontinued this plan of action in the fourth quarter of 1998 as part of the reorganization of the Company into the EES and CES business units and, therefore, no lease termination costs were incurred.

  Transaction obligations associated with the merger were related to consulting fees associated with the termination of the 122 employees. The Company paid $0.7 million of such fees in 1998. Management does not anticipate additional costs beyond 1998.

  Other exit costs were primarily loss commitments under certain in-flight magazine advertising contract obligations for enhanced calling services. During the first quarter of 1998, the Company had determined, based on internal statistical data used to monitor the effectiveness of these advertising programs, that customer sign-ups from these in-flight advertising programs did not generate enough incremental revenue to cover the costs associated with the advertising. Premiere believed that the cause of this was the entrance of discount competitors into this market through in-flight magazine advertisements. Therefore, in the first quarter of 1998 management decided to exit all in-flight advertising programs for Premiere calling cards. However, these programs had contractual obligations that extended through the end of the second quarter of 1998. Accordingly, management reserved for these future losses that would extend into the second quarter of 1998. Management continued to assess these programs through the second quarter of 1998 and determined that the facts surrounding the decision to exit in the first quarter of 1998 had not changed. Other exit costs also included the estimated aggregate cost to buy out and terminate certain unfavorable reseller agreements and clean up costs to exit certain sales offices that were duplicative of existing Xpedite sites following the Xpedite merger. No additional costs beyond the second quarter of 1998 were incurred on these programs.

  Asset impairments of $0.7 million were attributable to certain switching equipment related to Voice-Tel that were duplicative of existing equipment at Xpedite. The Company disposed of this duplicative equipment in 1998.

  All cash outlays associated with the above plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   Management Assessment of Carrying Value of Strategic Investments

  In the fourth quarter of 1998, Premiere recorded a non cash charge of $17.8 million as part of management's quarterly assessment of the carrying value of its strategic investments. Premiere recorded a $13.9 million charge to write-down the value of its strategic alliance intangible asset with MCI WorldCom. This charge was required based upon management's evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the MCI WorldCom strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, Premiere recorded a charge of $3.9 million to reduce the carrying value of its investment in certain equity securities to fair market value. This charge was necessitated based upon management's assessment that the decline in the value of these securities was not temporary.

   Reorganization of Company into EES and CES Business Units

  During the fourth quarter of 1998, management reorganized the Company into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established in connection with the prior acquisitions discussed above. The net reduction of $9.7 million in the fourth quarter of 1998 is comprised of the following expense reversals related to remaining reserves with respect to the following charges: $12.9 million related to the Voice-Tel acquisition, $8.0 million related to the VoiceCom acquisition and $1.1 million related to the first quarter of 1998 charge. In total, $22.0 million of reserve was reversed, which related to the aggregate of $81.1 million of charges. Offsetting the $22.0 million of reserve reversals in the fourth quarter of 1998 was a fourth quarter charge of $12.3 million that reflected management's revision of the initial restructuring plans established in connection with each acquisition.

  The fourth quarter 1998 net reduction of $3.7 million in asset valuation allowances is attributable to a reversal of $6.7 million from the Voice-Tel acquisition, $1.7 million related to the VoiceCom acquisition and an establishment of new valuation allowances of $4.7 million. The asset valuation allowances not used as part of the Voice-Tel acquisition related to equipment sites that management decided in the fourth quarter of 1998 not to close. The asset valuation allowances not used as part of the VoiceCom acquisition was related to equipment associated with certain legacy platforms that management decided not to dispose of in the fourth quarter of 1998.

The established new valuation allowances of $4.7 million related to certain switching equipment associated with the Company's enhanced calling services. This switching equipment was determined to be no longer operational due to the reduced volume of business associated with the enhanced calling services product and is anticipated to be disposed of within twelve months of management's decision.

  The fourth quarter 1998 net increase of $1.6 million in severance and exit costs is attributable to a reversal of $3.0 million from the Voice-Tel acquisition, $0.3 million related to the first quarter charge and $4.8 million related to the establishment of new reserves and portions of various other reserve reversals. The severance and exit costs not used as part of the Voice-Tel acquisition relate to management's revision of the plan to exit certain Voice-Tel regional administrative functions and the Voice-Tel corporate headquarters in the fourth quarter of 1998. Under the revised plan, additional headcount reduction and extended timing of the closures were implemented. Under the revised plan, 48 employees were identified, which was an increase of 20 employees from the original estimate. The annual cost savings from the revised plan is approximately $2.5 million. Management expects completion of these exit activities to take 12 months subsequent to the fourth quarter of 1998. The severance and exit costs not used as part of the first quarter charge relate to management's revision of the plan to exit a certain operational site. Under the revised plan, management intends to exit this site within 12 months subsequent to the fourth quarter of 1998. The annual costs savings from the termination of 19 employees and from this site closure is anticipated to be approximately $1.0 million. The establishment of additional severance and exit costs from various other reserve reversals is a result of management's decision in the fourth quarter of 1998 to terminate 11 managers associated with the acquisitions of Voice-Tel, VoiceCom and Xpedite. The estimated annual cost savings from these terminations is approximately $2.5 million. The severance associated with these managers is expected to be paid over one to three years.

  The fourth quarter 1998 net reduction of $8.7 million in contractual obligations is attributable to a reversal of $2.5 million from the Voice-Tel acquisition, $6.2 million related to the VoiceCom acquisition, $0.4 million related to the first quarter charge and an establishment of new reserves of $0.4 million. The contractual obligations not used as part of the Voice-Tel acquisition relate to management's decision not to exit certain equipment sites and the revision of management's plan to exit the Voice-Tel corporate headquarters. The contractual obligations not used as part of the VoiceCom acquisition related to costs associated with lease terminations of facilities at lower than originally estimated costs and management's ability to obtain future anticipated volume shortfall waivers on the loss telecommunications contract. The establishment of contractual obligations is associated with management's plan to exit the Voice-Tel corporate headquarters and a certain Xpedite operational site. Management expects these revised plans to require a cash outlay within the next 12 months.

  The fourth quarter 1998 net reduction of $0.9 million in transaction obligations is attributable to a reversal of $0.6 million from the Voice-Tel acquisition, $0.1 million related to the VoiceCom acquisition and $0.2 million from the first quarter charge. The reversals related to the Voice-Tel, VoiceCom and first quarter charge are related to actual payments being less than anticipated by management's original estimate.

  The fourth quarter 1998 net increase of $2.0 million in other costs, primarily to exit facilities and certain activities, is attributable to a reversal of approximately $28,000 related to the Voice-Tel acquisition, $0.3 million related to the first quarter charge and $2.3 million related to the establishment of new reserves and portions of various other reserve reversals. The reversals related to both the Voice-Tel and first quarter charge are related to actual payments being less than anticipated by management's original estimate. The establishment of new reserves of $2.3 million is attributable to increased estimates of exit costs associated with management's revised plan to terminate approximately 11 managers associated with previous acquisitions, the exit of the Voice-Tel corporate headquarters, the exit of various Voice-Tel regional administrative functions and management's revised cost estimates on professional fees related to consultation on various predecessor benefits plans and tax matters related to the Voice-Tel and VoiceCom acquisitions. Management estimates that all such costs will be cash outlays, which will be paid in installments over the next 12 to 24 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Premiere Technologies, Inc. and Subsidiaries Index to Consolidated Financial
                                  Statements

Report of Independent Public Accountants..................................   34
Consolidated Balance Sheets, December 31, 1998 and 1997...................   35
Consolidated Statements of Operations, Years Ended December 31, 1998, 1997
 and 1996.................................................................   36
Consolidated Statements of Shareholders' Equity (Deficit), Years Ended
 December 31, 1998, 1997 and 1996.........................................   37
Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997
 and 1996.................................................................   38
Notes to Consolidated Financial Statements................................   39

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

                                              ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 15, 1999

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                       (in thousands, except share data)

                                                              1998      1997
                                                            --------  --------
                            ASSETS
CURRENT ASSETS

  Cash and equivalents..................................... $ 19,226  $ 21,770
  Marketable securities....................................   20,769   154,569
  Accounts receivable (less allowances of $9,437 and
   $3,303, respectively)...................................   55,660    20,719
  Prepaid expenses and other...............................   10,551     6,941
  Deferred income taxes, net...............................   20,977    25,715
                                                            --------  --------
   Total current assets....................................  127,183   229,714

PROPERTY AND EQUIPMENT, NET................................  134,700    63,577

OTHER ASSETS

  Deferred income taxes, net...............................       --     3,963
  Strategic alliances and investments, net.................   28,510    51,895
  Intangibles, net.........................................  492,185    20,756
  Other assets.............................................   20,173    11,203
                                                            --------  --------
                                                            $802,751  $381,108
                                                            ========  ========
           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable......................................... $ 24,270  $ 30,704
  Deferred revenue.........................................    1,877     7,139
  Accrued taxes............................................   16,279     9,745
  Accrued liabilities......................................   46,940    20,192
  Revolving loan...........................................  118,082        --
  Current maturities of long-term debt.....................    1,412     2,849
  Current portion of capital lease obligations.............    1,958     3,058
  Accrued restructuring, merger costs and other special
   charges.................................................    7,545    28,283
                                                            --------  --------
   Total current liabilities...............................  218,363   101,970
                                                            --------  --------

LONG-TERM LIABILITIES

  Convertible subordinated notes...........................  172,500   172,500
  Long-term debt...........................................    4,191       854
  Obligations under capital lease..........................    1,530     2,437
  Other accrued liabilities................................    1,111     2,533
  Deferred income taxes, net...............................    4,162        --
                                                            --------  --------
   Total long-term liabilities.............................  183,494   178,324
                                                            --------  --------

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

Marketable Securities

  The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a reevaluation of such designation as of each balance sheet date. At December 31, 1998 and 1997, investments consisted of commercial paper, United States Treasury bills, municipal bonds, coupon municipals, auction rate preferred investments with various maturities and equity instruments. Management considers all debt instruments as "held to maturity" and

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES all equity instruments as "available for sale." Debt instruments are carried at cost, and equity instruments are carried at the lower of cost or market. As cost approximates market, there were no unrealized gains or losses at December 31, 1998 or 1997.

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

Stock-Based Compensation Plans

  As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recorded for stock based awards issued at

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES market value at the date such awards are granted. The Company makes pro forma disclosures of net income and net income per share as if the market value method was followed. See Note 12--"Stock Based Compensation Plans."

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

New Accounting Pronouncements

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2000. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its financial position upon adoption of SFAS No. 133.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

3. RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

  Between the second quarter of 1997 and the fourth quarter of 1998, Premiere made several acquisitions, including the acquisitions of Voice-Tel, VoiceCom and Xpedite. In connection with these acquisitions, management formulated separate plans to exit activities of those acquired companies or to exit activities of existing Premiere operations. Premiere also incurred substantial transaction costs in connection with these acquisitions. Accordingly, Premiere expensed the costs associated with these management plans and the associated transaction costs. In the second quarter of 1997, Premiere recorded costs of $45.4 million in connection with its acquisition of Voice-Tel, which was accounted for as a pooling-of-interests and is now part of the Emerging Enterprise Solutions ("EES") operating unit. In the third quarter of 1997, Premiere recorded costs of $28.2 million in connection with its acquisition of VoiceCom, which was accounted for as a pooling-of-interests and whose operations are now part of the Corporate Enterprise Solutions ("CES") operating unit. In the first quarter of 1998, Premiere recorded costs of $7.5 million associated with management's plan to close existing activities of both the Voice-Tel and VoiceCom acquisitions that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Also in the first quarter of 1998, Premiere expensed costs to exit certain activities existing in its Enhanced Calling Card operations that are currently in the EES operating unit. During the fourth quarter of 1998, Premiere recorded a $17.8 million write-off as part of management's quarterly assessment of the carrying value of its strategic investments. Certain investments were deemed permanently impaired and accordingly written down to fair value. Also, during the fourth quarter of 1998, management reorganized Premiere into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established during these prior acquisitions resulting in the net reduction of $9.7 million of existing restructuring reserves. A detailed discussion of the components of the costs for each of these plans is set forth below.

   Voice-Tel Acquisition

  In the second quarter of 1997, Premiere recorded restructuring, merger costs and other special charges of approximately $45.4 million in connection with its pooling-of-interests with Voice-Tel. These charges result from management's plan to restructure the operations of the Voice-Tel businesses under a consolidated business group model and discontinue its franchise operations. Such amounts consist of $9.5 million of severance and exit costs, $3.1 million of contractual obligations, $17.2 million of transaction obligations, $8.6 million of asset impairments and $7 million of other costs, primarily to exit facilities and certain activities.

  Severance and exit costs are attributable to the termination of 234 employees primarily associated with the former owners and administrative functions of the Voice-Tel franchise organization that management is reorganizing under a corporate structure. Severance and exit costs are cash outlays. In 1997 and 1998, Premiere paid severance and exit costs of $4.5 million and $2.0 million, respectively. Employees terminated under this plan in 1997 and 1998 were 129 and 57, respectively. Total estimated annual savings from these terminations in 1997 and 1998 was approximately $14.2 million. Severance and exit costs attributable to 48 employees was recognized in the fourth quarter of 1998, which is discussed below under "--Reorganization of Company into EES and CES Business Units."

  Contractual obligations are primarily lease termination costs associated with the closure of equipment site locations in the Voice-Tel voice messaging network. Contractual obligations are cash outlays. In 1997 and 1998, Premiere paid contractual obligation costs of $0.4 million and $0.2 million, respectively. In the fourth quarter of 1998, management revised their plan regarding the equipment site closures by reducing the number of sites to be closed, as discussed below under "--Reorganization of Company into EES and CES Business Units."

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring Voice-Tel and are comprised of investment banker fees, legal fees, accounting and tax fees and other consulting services. Premiere paid transaction obligations in 1997 and 1998 of $13.1 million and $3.5 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

  Asset valuation allowances relate primarily to equipment site locations associated with the voice messaging network of Voice-Tel. Non-cash asset write-down's against this valuation allowance in 1997 and 1998 were $0.4 million and $1.4 million, respectively. Management revised their plan in the fourth quarter of 1998 on equipment site closures by reducing the number of sites to be closed and, therefore, reversed valuation allowances related to these assets. Management does not expect any additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of such disposals is approximately $0.9 million.

  Other costs, primarily to exit facilities and certain activities are primarily related to office closure clean up costs, costs to terminate contractual arrangements between franchisors and franchisees in the franchise network, outplacement service costs associated with termination of employees, costs to consolidate the financial statements of the acquired franchisor and the related franchises, and professional fees associated with predecessor franchise tax and pension matters. All such costs are cash outlays. Premiere paid other costs in 1997 and 1998 of $6.1 million and $0.9 million, respectively. Management does not anticipate additional costs beyond 1998 under this plan.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   VoiceCom Acquisition

  In the third quarter of 1997, Premiere recorded restructuring, merger cost and other special charges of approximately $28.2 million in connection with its pooling-of-interests with VoiceCom. These charges resulted from management's plan to restructure VoiceCom's operations by reducing its workforce, exiting certain facilities, discontinuing duplicative enhanced calling services and restructuring certain contractual obligations. Such amounts consist of severance and exit costs of $2.4 million, contractual obligations of $14.8 million, transaction obligations of $2.9 million, asset impairments of $4.8 million and other exit costs, primarily to exit facilities and certain activities of $3.4 million.

  Severance and exit costs are attributable to the termination of 84 employees. Severance and exit costs are cash outlays. In 1997 and 1998, Premiere paid severance and exit costs of $1.2 million and $1.2 million, respectively, on the termination of the 84 employees. Total estimated annualized savings from these terminations is approximately $3.0 million.

  Contractual obligations consist primarily of lease termination costs to exit certain facilities, costs associated with payments to shorten the term of a take or pay telecommunications contract and also to provide for anticipated volume shortfalls associated with the revised term of this take or pay contract. In 1997 and 1998, Premiere paid contractual obligations associated with these lease terminations and the loss contract of $4.1 million and $4.4 million, respectively. During the fourth quarter of 1998, management negotiated the waiver of the anticipated remaining volume shortfalls and completed all lease terminations of certain facilities at lower than expected costs and accordingly reversed any remaining accrued obligations associated with these contracts. Management's revised plans are discussed below under "-- Reorganization of Company into EES and CES Business Units."

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring VoiceCom and are comprised of investment banker fees, legal fees, accounting and tax

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES fees and other consulting services. Premiere paid transaction obligations in 1997 and 1998 of $2.0 million and $0.7 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

  Asset valuation allowances relate primarily to certain assets related to both voice messaging and enhanced calling services products and certain administrative assets associated with facility closures, all of which were held for disposal. In 1997 and 1998, non-cash write-offs of certain voice messaging assets and administrative assets were $2.1 million and $1.0 million, respectively. In the fourth quarter of 1998, management revised their plans and determined not to exit certain duplicative enhanced calling services and products and, therefore, reversed all valuation allowances associated with these assets. Management does not expect additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of the disposals is approximately $1.0 million.

  Other costs, primarily to exit facilities and certain activities is related to office closure clean up costs and outplacement service costs associated with termination of employees. All such costs are cash outlays. Premiere paid other costs in 1997 and 1998 of $2.0 million and $0.7 million, respectively.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." Management does not anticipate additional costs beyond 1998 under this existing plan. All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   Xpedite Merger

  In the first quarter of 1998, Premiere recorded restructuring, merger and other special charges of approximately $7.5 million in connection with management's plan to close existing activities of both the Voice-Tel and VoiceCom operations that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Such amounts consist of severance and exit costs of $1.8 million, contractual obligations of $0.4 million, transaction obligations of $0.8 million, asset impairments of $0.7 million and other exit costs of $3.8 million.

  Severance and exit costs consist of the termination of 122 employees associated with administrative, operations and sales functions of Voice-Tel and VoiceCom operations that are duplicative of existing Xpedite operations. The Company paid severance and exit costs of $1.5 million in 1998. Management terminated 122 employees with annualized salary savings of approximately $6.0 million. Management does not expect any terminations associated with this plan beyond 1998.

  Contractual obligations were associated with lease termination costs of 65 former Voice-Tel and VoiceCom sales locations. Management discontinued this plan of action in the fourth quarter of 1998 as part of the reorganization of the Company into the EES and CES business units and, therefore, no lease termination costs were incurred.

  Transaction obligations associated with the merger were related to consulting fees associated with the termination of the 122 employees. The Company paid $0.7 million of such fees in 1998. Management does not anticipate additional costs beyond 1998.

  Other exit costs were primarily loss commitments under certain in-flight magazine advertising contract obligations for enhanced calling services. During the first quarter of 1998, the Company had determined,

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES based on internal statistical data used to monitor the effectiveness of these advertising programs, that customer sign-ups from these in-flight advertising programs did not generate enough incremental revenue to cover the costs associated with the advertising. Premiere believed that the cause of this was the entrance of discount competitors into this market through in-flight magazine advertisements. Therefore, in the first quarter of 1998 management decided to exit all in-flight advertising programs for Premiere calling cards. However, these programs had contractual obligations that extended through the end of the second quarter of 1998. Accordingly, management reserved for these future losses that would extend into the second quarter of 1998. Management continued to assess these programs through the second quarter of 1998 and determined that the facts surrounding the decision to exit in the first quarter of 1998 had not changed. Other exit costs also included the estimated aggregate cost to buy out and terminate certain unfavorable reseller agreements and clean up costs to exit certain sales offices that were duplicative of existing Xpedite sites following the Xpedite merger. No additional costs beyond the second quarter of 1998 were incurred on these programs.

  Asset impairments of $0.7 million were attributable to certain switching equipment related to Voice-Tel that were duplicative of existing equipment at Xpedite. The Company disposed of this duplicative equipment in 1998.

  All cash outlays associated with the above plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   Management Assessment of Carrying Value of Strategic Investments

  In the fourth quarter of 1998, Premiere recorded a non cash charge of $17.8 million as part of management's quarterly assessment of the carrying value of its strategic investments. Premiere recorded a $13.9 million charge to write-down the value of its strategic alliance intangible asset with MCI WorldCom. This charge was required based upon management's evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the MCI WorldCom strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, Premiere recorded a charge of $3.9 million to reduce the carrying value of its investment in certain equity securities to fair market value. This charge was necessitated based upon management's assessment that the decline in the value of these securities was not temporary.

   Reorganization of Company into EES and CES Business Units

  During the fourth quarter of 1998, management reorganized the Company into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established in connection with the prior acquisitions discussed above. The net reduction of $9.7 million in the fourth quarter of 1998 is comprised of the following expense reversals related to remaining reserves with respect to the following charges: $12.9 million related to the Voice-Tel acquisition, $8.0 million related to the VoiceCom acquisition and $1.1 million related to the first quarter of 1998 charge. In total, $22.0 million of reserve was reversed, which related to the aggregate of $81.1 million of charges. Offsetting the $22.0 million of reserve reversals in the fourth quarter of 1998 was a fourth quarter charge of $12.3 million that reflected management's revision of the initial restructuring plans established in connection with each acquisition.

  The fourth quarter 1998 net reduction of $3.7 million in asset valuation allowances is attributable to a reversal of $6.7 million from the Voice-Tel acquisition, $1.7 million related to the VoiceCom acquisition and an establishment

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES of new valuation allowances of $4.7 million. The asset valuation allowances not used as part of the Voice-Tel acquisition related to equipment sites that management decided in the fourth quarter of 1998 not to close. The asset valuation allowances not used as part of the VoiceCom acquisition was related to equipment associated with certain legacy platforms that management decided not to dispose of in the fourth quarter of 1998. The established $4.7 million of new valuation allowances related to certain switching equipment associated with the Company's enhanced calling services. This switching equipment was determined to be no longer operational due to the reduced volume of business associated with the enhanced calling services product and is anticipated to be disposed of within twelve months of management's decision.

  The fourth quarter 1998 net increase of $1.6 million in severance and exit costs is attributable to a reversal of $3.0 million from the Voice-Tel acquisition, $0.3 million related to the first quarter charge and $4.8 million related to the establishment of new reserves and portions of various other reserve reversals. The severance and exit costs not used as part of the Voice-Tel acquisition relate to management's revision of the plan to exit certain Voice-Tel regional administrative functions and the Voice-Tel corporate headquarters in the fourth quarter of 1998. Under the revised plan, additional headcount reduction and extended timing of the closures were implemented. Under the revised plan, 48 employees were identified, which was an increase of 20 employees from the original estimate. The annual cost savings from the revised plan is approximately $2.5 million. Management expects completion of these exit activities to take 12 months subsequent to the fourth quarter of 1998. The severance and exit costs not used as part of the first quarter charge relate to management's revision of the plan to exit a certain operational site. Under the revised plan, management intends to exit this site within 12 months subsequent to the fourth quarter of 1998. The annual costs savings from the termination of 19 employees and from this site closure is anticipated to be approximately $1.0 million. The establishment of additional severance and exit costs from various other reserve reversals is a result of management's decision in the fourth quarter of 1998 to terminate 11 managers associated with the acquisitions of Voice-Tel, VoiceCom and Xpedite. The estimated annual cost savings from these terminations is approximately $2.5 million. The severance associated with these managers is expected to be paid over one to three years.

  The fourth quarter 1998 net reduction of $8.7 million in contractual obligations is attributable to a reversal of $2.5 million from the Voice-Tel acquisition, $6.2 million related to the VoiceCom acquisition, $0.4 million related to the first quarter charge and an establishment of new reserves of $0.4 million. The contractual obligations not used as part of the Voice-Tel acquisition relate to management's decision not to exit certain equipment sites and the revision of management's plan to exit the Voice-Tel corporate headquarters. The contractual obligations not used as part of the VoiceCom acquisition related to costs associated with lease terminations of facilities at lower than originally estimated costs and management's ability to obtain future anticipated volume shortfall waivers on the loss telecommunications contract. The establishment of contractual obligations is associated with management's plan to exit the Voice-Tel corporate headquarters and a certain Xpedite operational site. Management expects these revised plans to require a cash outlay within the next 12 months.

  The fourth quarter 1998 net reduction of $0.9 million in transaction obligations is attributable to a reversal of $0.6 million from the Voice-Tel acquisition, $0.1 million related to the VoiceCom acquisition and $0.2 million from the first quarter charge. The reversals related to the Voice-Tel, VoiceCom and first quarter charge are related to actual payments being less than anticipated by management's original estimate.

  The fourth quarter 1998 net increase of $2.0 million in other costs, primarily to exit facilities and certain activities, is attributable to a reversal of approximately $28,000 related to the Voice-Tel acquisition, $0.3 million related to the first quarter charge and $2.3 million related to the establishment of new reserves and portions of various other reserve reversals. The reversals related to both the Voice-Tel and first quarter charge are related to

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES actual payments being less than anticipated by management's original estimate. The establishment of new reserves of $2.3 million is attributable to increased estimates of exit costs associated with management's revised plan to terminate approximately 11 managers associated with previous acquisitions, the exit of the Voice-Tel corporate headquarters, the exit of various Voice-Tel regional administrative functions and management's revised cost estimates on professional fees related to consultation on various predecessor benefits plans and tax matters related to the Voice-Tel and VoiceCom acquisitions. Management estimates that all such costs will be cash outlays, which will be paid in installments over the next 12 to 24.

  Reserves for restructuring, merger costs and other special costs and charges against operations for each restructuring plan for the years ended December 31, 1997 and 1998 are as follows (in thousands):

                         Accrued                       Accrued                                        Accrued
                         Costs at    1997              Costs at     1998                Reversal and  Costs at
                         December  Charge To   Costs   December   Charge To    Costs   Establishment  December
Voice-Tel Merger         31, 1996 Operations  Incurred 31, 1997  Operations   Incurred of Charge, Net 31, 1998
----------------         -------- ----------- -------- -------- ------------- -------- -------------- --------
Valuation allowance--
 property and
 equipment..............    --       8,601        428    8,173        --        1,435      (6,738)       --
                           ---      ------     ------   ------       ---       ------     -------       ---
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs.................    --       9,514      4,526    4,988        --        2,012      (2,977)       (1)
 Contractual
  obligations...........    --       3,130        446    2,684        --          163      (2,521)       --
 Transaction
  obligations...........    --      17,165     13,051    4,114        --        3,497        (617)       --
 Other..................    --       7,013      6,077      936        --          908         (28)       --
                           ---      ------     ------   ------       ---       ------     -------       ---
Accrued restructuring,
 merger costs and other
 special charges........    --      36,822     24,100   12,722        --        6,580      (6,143)       (1)
                           ---      ------     ------   ------       ---       ------     -------       ---
Total restructuring,
 merger costs and other
 special charges
 activity...............    --      45,423     24,528   20,895        --        8,015     (12,881)       (1)
                           ===      ======     ======   ======       ===       ======     =======       ===
                         Accrued                       Accrued                                        Accrued
                         Costs at 1997 Charge          Costs at                         Reversal and  Costs at
                         December     To       Costs   December  1998 Charge   Costs   Establishment  December
Voice-Com Merger         31, 1996 Operations  Incurred 31, 1997 To Operations Incurred of Charge, Net 31, 1998
----------------         -------- ----------- -------- -------- ------------- -------- -------------- --------
Valuation allowance--
 property and
 equipment..............    --       4,800      2,142    2,658        --        1,007      (1,651)       --
                           ---      ------     ------   ------       ---       ------     -------       ---
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs.................    --       2,367      1,154    1,213        --        1,213          --        --
 Contractual
  obligations...........    --      14,781      4,111   10,670        --        4,446      (6,224)       --
 Transaction
  obligations...........    --       2,850      2,024      826        --          731         (95)       --
 Other..................    --       3,376        524    2,852        --        2,852          --        --
                           ---      ------     ------   ------       ---       ------     -------       ---
Accrued restructuring,
 merger costs and other
 special charges........    --      23,374      7,813   15,561        --        9,242      (6,319)       --
                           ---      ------     ------   ------       ---       ------     -------       ---
Total restructuring,
 merger costs and other
 special charges
 activity...............    --      28,174      9,955   18,219        --       10,249      (7,970)       --
                           ===      ======     ======   ======       ===       ======     =======       ===

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Accrued                      Accrued                                       Accrued
                           Costs at    1997             Costs at    1998               Reversal and   Costs at
                           December Charge To   Costs   December Charge To   Costs   Establishment of December
Xpedite Merger             31, 1996 Operations Incurred 31, 1997 Operations Incurred   Charge, Net    31, 1998
--------------             -------- ---------- -------- -------- ---------- -------- ---------------- --------
Valuation allowance--
 property and equipment..      --        --        --       --        707       707           --           --
                             ----      ----      ----     ----     ------    ------       ------       ------
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs..................      --        --        --       --      1,778     1,485         (293)          --
 Contractual
  obligations............      --        --        --       --        390        --         (390)          --
 Transaction
  obligations............      --        --        --       --        833       681         (152)          --
 Other...................      --        --        --       --      3,837     3,549         (288)          --
                             ----      ----      ----     ----     ------    ------       ------       ------
 Accrued restructuring,
  merger costs and other
  special charges........      --        --        --       --      6,838     5,715       (1,123)          --
                             ----      ----      ----     ----     ------    ------       ------       ------
Total restructuring,
 merger costs and other
 special charges
 activity................      --        --        --       --      7,545     6,422       (1,123)          --
                             ====      ====      ====     ====     ======    ======       ======       ======
                           Accrued                      Accrued                                       Accrued
Management Assessment of   Costs at    1997             Costs at    1998               Reversal and   Costs at
Carrying Value of          December Charge To   Costs   December Charge To   Costs   Establishment of December
Strategic Investments      31, 1996 Operations Incurred 31, 1997 Operations Incurred   Charge, Net    31, 1998
------------------------   -------- ---------- -------- -------- ---------- -------- ---------------- --------
Asset Impairment in
 Strategice Investments..      --        --        --       --     17,777    17,777           --           --
                             ----      ----      ----     ----     ------    ------       ------       ------
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs..................      --        --        --       --         --        --           --           --
 Contractual
  obligations............      --        --        --       --         --        --           --           --
 Transaction
  obligations............      --        --        --       --         --        --           --           --
 Other...................      --        --        --       --         --        --           --           --
                             ----      ----      ----     ----     ------    ------       ------       ------
 Accrued restructuring,
  merger costs and other
  special charges........      --        --        --       --         --        --           --           --
                             ----      ----      ----     ----     ------    ------       ------       ------
Total restructuring,
 merger costs and other
 special charges
 activity................      --        --        --       --     17,777    17,777           --           --
                             ====      ====      ====     ====     ======    ======       ======       ======
                           Accrued                      Accrued                                       Accrued
Reorganization of Company  Costs at    1997             Costs at    1998               Reversal and   Costs at
into EES and CES Business  December Charge To   Costs   December Charge To   Costs   Establishment of December
Groups                     31, 1996 Operations Incurred 31, 1997 Operations Incurred   Charge, Net    31, 1998
-------------------------  -------- ---------- -------- -------- ---------- -------- ---------------- --------
Valuation allowance--
 property and equipment..      --        --        --       --         --        --        4,722        4,722
                             ----      ----      ----     ----     ------    ------       ------       ------
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs..................      --        --        --       --         --        --        4,837        4,837
 Contractual
  obligations............      --        --        --       --         --        --          417          417
 Transaction
  obligations............      --        --        --       --         --        --           --           --
 Other...................      --        --        --       --         --        --        2,292        2,292
                             ----      ----      ----     ----     ------    ------       ------       ------
 Accrued restructuring,
  merger costs and other
  special charges........      --        --        --       --         --        --        7,546        7,546
                             ----      ----      ----     ----     ------    ------       ------       ------
Total restructuring,
 merger costs and other
 special charges
 activity................      --        --        --       --         --        --       12,268       12,268
                             ====      ====      ====     ====     ======    ======       ======       ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          Accrued                      Accrued                                       Accrued
                          Costs at    1997             Costs at    1998               Reversal and   Costs at
                          December Charge To   Costs   December Charge To   Costs   Establishment of December
Consolidated              31, 1996 Operations Incurred 31, 1997 Operations Incurred   Charge, Net    31, 1998
------------              -------- ---------- -------- -------- ---------- -------- ---------------- --------
Valuation allowance--
 property and equip-
 ment...................      --     13,401     2,570   10,831    18,484    20,926       (3,667)       4,722
                            ----     ------    ------   ------    ------    ------       ------       ------
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs.................      --     11,881     5,680    6,201     1,778     4,710        1,567        4,836
 Contractual
  obligations...........      --     17,911     4,557   13,354       390     4,609       (8,718)         417
 Transaction
  obligations...........      --     20,015    15,075    4,940       833     4,909         (864)          --
 Other..................      --     10,389     6,601    3,788     3,837     7,309        1,976        2,292
                            ----     ------    ------   ------    ------    ------       ------       ------
 Accrued restructuring,
  merger costs and other
  special charges.......      --     60,196    31,913   28,283     6,838    21,537       (6,039)       7,545
                            ----     ------    ------   ------    ------    ------       ------       ------
Total restructuring,
 merger costs and other
 special charges
 activity...............      --     73,597    34,483   39,114    25,322    42,463       (9,706)      12,267
                            ====     ======    ======   ======    ======    ======       ======       ======
1998 Charge To
 Operations.............                                          25,322
Q4 1998 Reversal and Es-
 tablishment of Charge,
 Net....................                                          (9,706)
                                                                  ------
1998 Restructuring
 merger costs and other
 special charges........                                          15,616
                                                                  ======

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

Xpedite Systems, Inc. Acquisition

  On February 27, 1998, Premiere acquired Xpedite Systems, Inc. ("Xpedite"), a worldwide leader in the enhanced document distribution business including fax, e-mail, telex and mailgram services. Premiere issued approximately
11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated as follows (in thousands):

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
                                                                       --------
                                                                       $364,249
                                                                       ========

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The customer lists, developed technology and acquired research and development were valued using the income approach, which consisted of estimating the expected after-tax cash flows to present values through discounting. The assembled workforce was valued using a cost approach, which estimates the cost to replace the asset. Acquired research and development costs represents the value assigned to research and development projects in the development stage which had not reached technological feasibility at the date of acquisition or had no alternative future use. The acquired research and development costs were expensed at the date of acquisition.

  The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The Company expects to complete the job monitor project during 1999 and anticipates that the cost to complete will be approximately $350,000. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor are anticipated beginning in 1999 and a discount rate of 25% was used.

  The developed technology is a software program called the job monitoring system and related technologies that are primarily related to the Xpedite document delivery system. This software and the related hardware is the basis for Xpedite's enhanced facsimile delivery service.

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
                                                                     ========

TeleT Acquisition

  On September 18, 1996, the Company purchased substantially all of the assets and business operations of TeleT Communications LLC ("TeleT") for 498,187 shares of the Company's common stock (valued at the close of market on September 18, 1996 at approximately $11.2 million) and approximately $2.9 million in cash. TeleT was an Internet-based technology development company focused on the integration of computers and telephones.

  In connection with this acquisition, the Company allocated approximately $11.0 million of the purchase price to research and development projects which had not yet reached technological feasibility and had no alternate future use. The acquired research and development was valued using the income approach, which consisted of estimating the expected after-tax cash flows attributable to this asset over its life and converting this after-tax cash flow to present value through discounting.

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
                                                                ------- -------
                                                                $28,510 $51,895
                                                                ======= =======

  In November 1996, the Company entered into a strategic alliance agreement with WorldCom, Inc. (predecessor to MCI WorldCom), the second largest long-distance carrier in the United States. Under the agreement, MCI WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with this agreement, the Company issued to MCI WorldCom 2,050,000 shares of common stock valued at

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES approximately $25.2 million (based on the average closing price of Premiere's shares for the five days through the effective date of the transaction, adjusted in consideration of the restrictions placed upon the shares), and paid MCI WorldCom approximately $4.7 million in cash. The Company periodically reviews this asset for impairment and in 1998 determined that a write-down was required based upon management's assessment of revenue levels expected to be derived from this alliance and uncertainties surrounding the merger of WorldCom and MCI in 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment of approximately $13.9 million in 1998. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the change. Premiere also recorded a write-down of approximately $3.9 million in 1998 in its investment in certain equity securities of DigiTEC 2000. This charge was necessary to reduce the carrying value of this investment to its fair market value. The charge resulted from management's assessment that the decline in value of these securities below their carrying value was not temporary. See also Note 3 "Restructuring, Merger Costs and Other Special Charges."

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Maturities of long-term debt are as follows (in thousands):

     1999.............................................................. $119,494
     2000..............................................................    1,860
     2001..............................................................    1,873
     2002..............................................................      433
     2003..............................................................       25
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

  The carrying amount of cash and short-term investments, marketable securities, accounts receivable and payable, revolving loan and accrued liabilities approximates fair value due to their short maturities. The fair value of convertible subordinated notes is estimated based on market quotes. The carrying value of notes payable, long-term debt and capital lease obligations does not vary materially from fair value at December 31, 1998 and 1997.

11. SHAREHOLDERS' EQUITY

  During 1998, Premiere executed a stock repurchase program under which it repurchased approximately 1.1 million shares of its common stock for approximately $9.1 million. These shares were held in treasury at December 31, 1998.

  On January 18, 1996, the holder of the Series A Preferred Stock elected to convert all of the shares of the Series A Preferred Stock into 3,095,592 shares of the Company's common stock at $93 per share (presplit). The Series A Preferred Stock was fully cumulative, and the holders of the shares were entitled to receive dividends

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES at a rate of 8%. The Company accrued $308,419 and $29,337 of dividends payable, plus accrued interest, if applicable, during the years ended December 31, 1995 and 1996, respectively. Dividends of $676,981 were paid during the year ended December 31, 1996 to holders of Series A Preferred Stock.

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

  Sharp declines in the market price of the Company's common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of the Company's common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998 the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive Officer Boland T. Jones) to $10.25, which was the closing price of Premiere's common stock on such date. While the vesting schedules remained unchanged, the repriced and regranted options are generally subject to a twelve-month black-out period, during which the options may not be exercised. If an optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of Premiere's

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES common stock on such date. Again, the vesting schedules remained the same and the repriced or regranted options are generally subject to a twelve-month black-out period during which the option may not be exercised. If the optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service.

  On July 22, 1998, the Board of Directors approved the 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing Second Amended and Restated 1995 Stock Plan (the "1995 Plan"), except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provided for the grant of incentive stock options. Under the 1998 Plan, 4,000,000 shares of Common Stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company.

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

  As permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for awards issued under the Company's stock based compensation plans since the exercise price of such awards is generally the market price of the underlying common stock at date of grant. Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net income (loss) and net income (loss) per share would have been reduced to the following pro forma amounts:

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

Supply Agreements

  The Company obtains long-distance telecommunications services pursuant to supply agreements with suppliers of long-distance telecommunications transmission services. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain long-distance services in the future at favorable prices or at all, and the unavailability of long-distance service, or a material increase in the price at which the Company is able to obtain long-distance service, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of these agreements provide for minimum purchase requirements. The Company is currently a party to five long-distance telecommunications services contracts that require the Company to purchase a minimum amount of services each month. The total amount of the minimum purchase requirements in 1998 were approximately $24.5 million, of which the Company has incurred metered telecommunications costs in excess of these minimums.

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

  On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code. On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court denied CNC's request to intervene and has transferred the remainder of the Intervention Suit to the bankruptcy case. On June 23, 1998, the Bankruptcy Court approved a settlement whereby PCI obtained a release from the trustee and the trustee dismissed the Intervention Suit in consideration of PCI making a cash payment of $1.2 million to the trustee. The Plan was subsequently approved by the Bankruptcy Court on December 8, 1998 and PCI made an additional cash payment of $300,000 to the trustee in January 1999 in consideration of PCI obtaining certain allowed

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES subordinated claims and the Court granting an injunction in PCI's favor against possible nuisance suits relating to the CNC business.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                                       -------- ------- -------
  Net cash paid....................................... $ 43,644 $15,454 $ 2,870
                                                       ======== ======= =======

18. SEGMENT REPORTING

  The Company's reportable segments are strategic business units that align the Company in two distinct market segments: large business and small office/home businesses and individuals. These businesses emphasize the company's focus on target markets. Corporate Enterprise Solutions caters to large businesses, such as Fortune 1,000 companies. Its services include those most complementary with large organizations including electronic document distribution, full services, such as interactive voice response and calling card programs. Emerging Enterprise Solutions focuses in the small office/home office and individual subscriber segment. Its services include Orchestrate(R), a suite of internet based communication services, local access voice and data messaging and enhanced calling services. Emerging Enterprise Solutions revenues are generated by direct advertising programs through Co-brand and strategic partner relationships and Internet enabled communication services, including the Company's suite of products marketed under the Orchestrate(R) brand. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Information concerning the operations in these reportable segments is as follows (in thousands):

                                                          1998    1997    1996
                                                         ------  ------  ------
Revenues
 Corporate Enterprise Solutions......................... $275.7  $ 55.0  $ 60.0
 Emerging Enterprise Solutions..........................  169.4   174.4   137.5
 Corporate and eliminations (1).........................   (0.3)     --      --
                                                         ------  ------  ------
  Total................................................. $444.8  $229.4  $197.5
                                                         ======  ======  ======
Operating profit
 Corporate Enterprise Solutions......................... $ (6.0) $ 10.6  $  2.0
 Emerging Enterprise Solutions..........................   (9.5)   36.4    17.1
 Corporate and eliminations (1).........................  (26.5)     --      --
 Restructuring, merger and other special charges........  (15.6)  (73.6)     --
 Acquired research and development......................  (15.5)     --   (11.0)
 Accrued settlement costs...............................   (1.5)   (1.5)   (1.3)
                                                         ------  ------  ------
  Total................................................. $(74.6) $(28.1) $  6.8
                                                         ======  ======  ======
EBITDA
 Corporate Enterprise Solutions......................... $ 75.7  $ 13.5  $  5.0
 Emerging Enterprise Solutions..........................   18.7    50.6    28.3
 Corporate and eliminations (1).........................  (26.4)     --      --
                                                         ------  ------  ------
  Total................................................. $ 68.0  $ 64.1  $ 33.3
                                                         ======  ======  ======
Identifiable assets
 Corporate Enterprise Solutions......................... $606.9  $ 13.9  $ 19.5
 Emerging Enterprise Solutions..........................  133.0   154.9   100.9
 Corporate and eliminations (1).........................   62.9   212.3    81.1
                                                         ------  ------  ------
  Total................................................. $802.8  $381.1  $201.5
                                                         ======  ======  ======

--------
(1) Corporate and eliminations is primarily comprised of general and administrative costs associated with the corporate headquarters management infrastructure and revenue eliminations of business transacted between Corporate Enterprise Solutions and Emerging Enterprise Solutions.

  A reconciliation of operating income (loss) and EBITDA to Income (loss) before income taxes is as follows (in millions):

                          1998     1997    1996
                         -------  ------  ------
EBITDA.................. $  68.0  $ 64.1  $ 33.3
Less depreciation and
 amortization...........  (110.0)  (17.1)  (14.2)
Less restructuring,
 merger and other spe-
 cial charges...........   (15.6)  (73.6)     --
Less acquired research
 and development........   (15.5)     --   (11.0)
Less accrued settlement
 costs..................    (1.5)   (1.5)   (1.3)
                         -------  ------  ------
Operating income
 (loss)................. $ (74.6) $(28.1) $  6.8
                         -------  ------  ------
Less interest expense,
 net....................   (14.7)   (0.9)   (1.7)
Plus other income
 (expense), net.........     0.3      .2    (0.3)
                         -------  ------  ------
Income (loss) before
 income taxes........... $ (89.0) $(28.8) $  4.8
                         =======  ======  ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Information concerning revenues from groups of similar products and services are as follows (in millions):

                                                            1998   1997   1996
                                                           ------ ------ ------
Enhanced calling services................................. $ 86.5 $ 87.3 $ 52.1
Unified messaging services................................  127.6  138.6  142.4
Conferencing services.....................................   36.9    3.5    3.0
Electronic document distribution services.................  193.8    --     --
                                                           ------ ------ ------
 Total.................................................... $444.8 $229.4 $197.5
                                                           ====== ====== ======

   Information concerning depreciation expense for each reportable segment is as follows (in millions):

                                                            1998   1997   1996
                                                           ------ ------ ------
Corporate Enterprise Solutions............................ $ 20.1 $  2.6 $  2.6
Emerging Enterprise Solutions.............................   24.2   14.5   11.6
Corporate and eliminations................................    0.2    --     --
                                                           ------ ------ ------
 Total.................................................... $ 44.5 $ 17.1 $ 14.2
                                                           ====== ====== ======
  Information concerning capital expenditures for each reportable segment is as follows (in millions):

                                                            1998   1997   1996
                                                           ------ ------ ------
Corporate Enterprise Solutions............................ $ 19.1 $  --  $  --
Emerging Enterprise Solutions.............................   39.9   33.4   21.9
Corporate and eliminations................................    2.3    --     --
                                                           ------ ------ ------
 Total.................................................... $ 61.3 $ 33.4 $ 21.9
                                                           ====== ====== ======

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

    23.1 Consent of Arthur Andersen LLP.

    27.1 Amended Financial Data Schedule for the year ended December 31, 1998 (incorporated by reference to Exhibit 27.1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 1998, filed with the Commission on April 1, 1999).
--------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

**Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to its Annual Report on Form 10-K/A for the year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 18, 2000

                                          Premiere Technologies, Inc.

                                                   /s/ Patrick G. Jones
                                          By: _________________________________
                                             Patrick G. Jones, Executive Vice
                                            President, Chief Legal Officer and
                                            Chief Financial Officer (principal
                                             financial and accounting officer)

                                 EXHIBIT INDEX


 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
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

 Exhibit
 Number                            Description
 ------                            -----------
 11.1    Statement re: Computation of Per Share Earnings (incorporated by reference to Exhibit 11.1 to the Registrant's Annual Report on Form
         10-K for the year ended December 31, 1998).

 21.1    Subsidiaries of the Registrant (incorporated by reference to Exhibit
         21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).

 23.1    Consent of Arthur Andersen LLP.

 27.1    Amended Financial Data Schedule for the year ended December 31, 1998
         (incorporated by reference to Exhibit 27.1 to the Registrant's Annual
         Report on Form 10-K/A for the year ended December 31, 1999, filed with the Commission on April 1, 1999).

--------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.