Form 10-Q/A
period 1999-03-31
PREMIERE TECHNOLOGIES INC
filed 2000-01-18
CIK 880804

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

       (1) Yes [X] No [_]                               (2) Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                                Outstanding at January 14, 1999
            -----                                -------------------------------
Common Stock, $0.01 par value                           46,977,566 shares

                               Explanatory Note
                               ----------------

     This Form 10-Q/A is filed by Premiere Technologies, Inc. to amend certain portions of its Quarterly Report on Form 10-Q for the Quarter ended March 31, 1999, as filed with the Commission on May 17, 1999, as previously amended by Form 10-Q/A filed with the Commission on May 27, 1999, in response to comments from the Commission.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q/A


                                                                            Page
                                                                            ----

PART I FINANCIAL INFORMATION



  Item 1 Financial Statements

         Condensed Consolidated Balance Sheets
         as of March 31, 1999 and December 31, 1998.........................   3

         Condensed Consolidated Statements of Operations
         for the Three Months ended March 31, 1999 and 1998.................   4

         Condensed Consolidated Statements of Cash Flows
         for the Three Months ended March 31, 1999 and 1998.................   5

         Notes to Condensed Consolidated Financial Statements...............   6

  Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  13

SIGNATURES..................................................................  21

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

XPEDITE SYSTEMS, INC. ACQUISITION

On February 27, 1998, Premiere acquired Xpedite, a worldwide leader in the electronic document distribution business including, fax, e-mail, telex and mailgram services. Premiere issued approximately 11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase of Xpedite has been allocated as follows (in thousands):

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
                                                       --------
                                                       $364,249
                                                       ========

The customer lists, developed technology and acquired research and development were valued using the income approach, which consisted of estimating the expected after-tax cash flows to present values through discounting. The assembled workforce was valued using a cost approach, which estimates the cost to replace the asset. Acquired research and development represents the value assigned to research and development projects in the development stage which had not reached technological feasibility at the date of acquisition or had no alternative future use. The acquired research and development costs were expensed at the date of the acquisition.

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

The Company expects to complete the job monitor project during the fourth quarter of 1999. The job monitor project is approximately 75% complete with less than $200,000 of anticipated costs left to complete the project.

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

EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is management's primary measure of segment profit and loss. Information concerning the operations in these reportable segments for the three months ended March 31, 1999 and 1998 is as follows (in millions):


                                                    1999        1998
                                                    ----        ----
       REVENUES:
          Corporate Enterprise Solutions......   $   81.6     $  33.5
          Emerging Enterprise Solutions.......       31.3        51.4
          Corporate and eliminations(1).......       (0.1)         --
                                                 --------     -------
          Totals..............................   $  112.8     $  84.9
                                                 ========     =======
       EBITDA:
          Corporate Enterprise Solutions......   $   20.1     $  11.8
          Emerging Enterprise Solutions.......        2.9        12.1
          Corporate and eliminations(1).......       (4.9)        (.7)
                                                 --------     -------
          Subtotal............................       18.1        23.2
          Restructuring, merger  costs and
            other special charges.............         --        (7.6)
          Acquired research and development...         --       (15.5)
          Accrued settlement costs............         --        (1.5)
                                                 --------     -------
          Totals..............................   $   18.1     $  (1.4)
                                                 ========     =======
_____________________

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

EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is considered a key management performance indicator of financial condition because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years cash investing and financing activities that affect current period profitability and the affect of one time cash or non-cash charges associated with acquisitions and internal exit activities. EBITDA, as defined by the Company, is used as an indicator of operating cash flow before payments for interest and taxes. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

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


January 18, 2000              PREMIERE TECHNOLOGIES, INC.
----------------
Date
                              /s/ Patrick G. Jones
                              -------------------------------------------------
                              Patrick G. Jones
                              Executive Vice President, Chief Legal Officer and
                              Chief Financial Officer (Principal Financial and
                              Accounting Officer and duly authorized signatory
                              of the Registrant)