Form 10-Q/A
period 1999-06-30
PREMIERE TECHNOLOGIES INC
filed 2000-01-18
CIK 880804

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

               Class                      Outstanding at January 14, 2000
               -----                      -------------------------------
     Common Stock, $0.01 par value               46,977,566 shares

                               Explanatory Note
                               ----------------

     This Form 10-Q/A is filed by Premiere Technologies, Inc. to amend certain portions of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, as filed with the Commission on August 16, 1999, in response to comments from the Commission.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                            INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION                                                                       Page
                                                                                                    ----
   Item 1 Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1999
          and December 31, 1998.................................................................       3

          Condensed Consolidated Statements of Operations
          for the Three and Six Month Periods ended June 30, 1999 and 1998......................       4

          Condensed Consolidated Statements of Cash Flows
          for the Six Months ended June 30, 1999 and 1998.......................................       5

          Notes to Condensed Consolidated Financial Statements..................................       6

   Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................................      14

SIGNATURES......................................................................................      23

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

The Company expects to complete the job monitor project during the fourth quarter of 1999. The job monitor project is approximately 85% complete with less than $100,000 of anticipated costs left to complete the project.

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

During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. Excluding the shares subject to these restricted stock grants, the Company owns an aggregate of 1,932,000 shares of WebMD Series E Common Stock and 74,305 shares of WebMD Series F Preferred Stock, and 812,960 shares of USA.NET Series C Preferred Stock. In connection with this action, the Company recorded a $13.9 million non-cash gain resulting from the write-up to fair market value of these investments and a $8.9 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments. The fair value of these investments was determined through an assessment of the market values of comparable public companies, proposed initial public offering price ranges, and a contemplated cash tender offer from an unrelated investor. The Company will be required to record additional non-cash charges of $2.7 million and $1.5 million in the third and fourth quarters of 1999, respectively, and $1.6 million thereafter reflecting the remaining vesting period associated with the grant.

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

EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is management's primary measure of segment profit and loss. Information concerning the operations in these reportable segments for the three and six month periods ended June 30, 1999 and 1998 is as follows (in millions):

                                         Three month period    Six month period
                                           ended June 30,       ended June 30,
                                           1999       1998      1999       1998
                                           ----       ----      ----       ----
REVENUES:
     Corporate Enterprise Solutions...    $ 84.1     $ 81.6    $165.8     $115.1
     Emerging Enterprise Solutions....      30.4       39.9      61.7       91.3
     Corporate and eliminations (1)...       (.1)       (.1)      (.2)       (.1)
                                          ------     ------    ------     ------
     Totals...........................    $114.4     $121.4    $227.3     $206.3
                                          ======     ======    ======     ======

EBITDA:
     Corporate Enterprise Solutions...    $ 19.7     $ 22.9    $ 40.2     $ 34.5
     Emerging Enterprise Solutions....      (2.5)      (1.7)      0.3       10.4
     Corporate and eliminations (1)...     (15.1)     (13.7)    (19.9)     (14.2)
                                          ------     ------    ------     ------
     Subtotal                                2.1        7.5      20.6       30.7
     Restructuring, merger costs and
      other special charges...........         -          -         -       (7.5)
     Acquired research and development         -          -         -      (15.5)
     Accrued settlement cost..........         -          -         -       (1.5)
                                          ------     ------    ------     ------
    Totals                                $  2.1     $  7.5    $ 20.6      $ 6.2
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

January 18, 2000              PREMIERE TECHNOLOGIES, INC.
Date
                              /s/ Patrick G. Jones
                              ---------------------
                              Patrick G. Jones
                              Executive Vice President, Chief Legal Officer
                              and Chief Financial Officer
                              (Principal Financial and Accounting Officer and
                              duly authorized signatory of the Registrant)