Form 10-Q/A
period 1999-09-30
PREMIERE TECHNOLOGIES INC
filed 2000-01-18
CIK 880804

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q/A

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

                     Class                   Outstanding at January 14, 2000
                     -----
         Common Stock, $0.01 par value               46,977,566 shares

                               Explanatory Note
                               ----------------

     This Form 10-Q/A is filed by Premiere Technologies, Inc. to amend certain portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 12, 1999, in response to comments from the Commission.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION                                                                        Page
                                                                                                     ----
      Item 1 Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998.........................................................        3

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine months ended September 30, 1999 and 1998................       4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine months ended September 30, 1999 and 1998..........................       5

                  Notes to Condensed Consolidated Financial Statements...........................       6
      Item 2 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  .....................................................      16

SIGNATURES        ...............................................................................      26

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

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                               September 30,  September 30,
                                                                                                   1999           1998
                                                                                                   ----           ----
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..........................................................................         $(93,008)       $(44,941)
                                                                                                 --------        --------
     Adjustments to reconcile net loss to cash flows
     from operating activities:
         Depreciation and amortization..................................................          127,572          70,512
         Loss on disposal of property and equipment.....................................                -            (258)
         Deferred income taxes..........................................................          (23,341)        (23,635)
         Restructuring, merger costs and other special charges..........................            8,228           7,545
         Accrued settlement cost .......................................................                -           1,500
         Acquired research and development..............................................                -          15,500
         Payments for restructuring, merger costs and other special charges.............           (4,906)        (17,243)
         Payments for accrued settlement cost...........................................                -          (1,291)
     Changes in assets and liabilities:
         Accounts receivable, net.......................................................           (5,343)           (538)
         Prepaid expenses and other.....................................................           (5,473)          3,855
         Accounts payable and accrued expenses..........................................            7,621           5,842
                                                                                                 --------        --------
         Total adjustments..............................................................          104,358          61,789
                                                                                                 --------        --------
         Net cash provided by operating activities......................................           11,350          16,848
                                                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment.................................................          (32,555)        (49,973)
     Proceeds from disposal of property and equipment ..................................                -             570
     Redemption of marketable securities, net...........................................           20,614         124,398
     Cash paid for acquired companies, net of cash acquired.............................          (25,901)        (42,946)
     Strategic investments..............................................................           (8,089)         (8,059)
     Other..............................................................................            7,446           1,869
                                                                                                 --------        --------

     Net cash (used in) provided by investing activities................................          (38,485)         25,859
                                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (payments under) borrowing arrangements, net.........................           17,536         (13,873)
     Purchase of common stock for treasury..............................................                -          (9,133)
     Net funds from exercise of stock options...........................................            1,001          (5,531)
     Other..............................................................................                -            (354)
                                                                                                 --------        --------
         Net cash provided by (used in) financing activities............................           18,537         (28,891)
                                                                                                 --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................................              (77)           (272)
                                                                                                 --------        --------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS.........................................           (8,675)         13,544
CASH AND EQUIVALENTS, beginning of period...............................................           19,226          21,770
                                                                                                 --------        --------
CASH AND EQUIVALENTS, end of period.....................................................         $ 10,551        $ 35,314
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

The Company expects to complete beta testing of the job monitor project during the fourth quarter of 1999 and introduce it into production in the first quarter of 2000. The job monitor project is approximately 95% complete with less than $100,000 of anticipated costs left to complete the project.

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
                                                                        =====         ======      ======         ======

                                                                       Accrued         Third                   Accrued
                                                                         Costs        Quarter                   Costs
                                                                     December 31,      1999       Costs      September 30,
Consolidated Charge                                                      1998         Charge     Incurred        1999
-------------------                                                      -----        ------     ---------       ----
Severance..........................................................      $ 4,837      $7,320      $2,902        $ 9,255
Restructure or terminate contractual obligations...................          417         708         706            419
Other costs, primarily to exit facilities and certain activities...        2,291         200         998          1,493
                                                                         -------      ------      ------        -------
Accrued restructuring, merger costs and other special charges
    in current liabilities.........................................        7,545       8,228       4,606         11,167

Accrued asset impairments reserved in property and equipment.......        4,722          -          300          4,422
                                                                         -------      ------      ------        -------

Total accrued restructuring merger costs and other special charges.      $12,267      $8,228      $4,906        $15,589
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

During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. Excluding the shares subject to these restricted stock grants, the Company owned an aggregate of 1,932,000 shares of WebMD Series E Common Stock and 74,305 shares of WebMD Series F Preferred Stock, which represent and will be exchanged for 4,804,384 shares of common stock of Healtheon/WebMD, and 812,960 shares of USA.NET Series C Preferred Stock. In connection with this action, for the nine months ended September 30, 1999, the Company recorded a $13.9 million noncash gain resulting from the write-up to fair market value of these investments and an $11.6 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments. The fair value of these investments was determined through an assessment of market value of comparable public companies, proposed initial public offering price ranges, and a contemplated cash tender offer from an unrelated investor. The Company will be required to record additional noncash charges of $1.5 million in the fourth quarter of 1999, and $1.6 million thereafter reflecting the remaining vesting period associated with these grants.

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

Information concerning the operations in these reportable segments for the three and nine months ended September 30, 1999 and 1998 is as follows (in millions):

                                                                         Three Months                   Nine Months
                                                                      ended September 30,           ended September 30,
                                                                      -------------------          -------------------
                                                                    1999              1998            1999          1998
REVENUES:
         Corporate Enterprise Solutions.......................     $ 86.1          $ 82.3          $251.8        $197.4
         Emerging Enterprise Solutions........................       30.2            39.3            91.9         130.6
         Corporate and eliminations (1).......................        (.1)            (.1)            (.2)          (.1)
                                                                   ------          ------          ------        ------
         Totals...............................................     $116.2          $121.5          $343.5        $327.9
                                                                   ======          ======          ======        ======

EBITDA:
         Corporate Enterprise Solutions.......................     $ 19.7          $ 22.0          $ 60.1        $ 53.0
         Emerging Enterprise Solutions........................       (2.2)            1.5             1.4          11.9
         Corporate and eliminations (1).......................      (11.3)           (3.5)          (34.6)        (14.1)
                                                                   ------          ------          ------        ------
         Subtotal.............................................        6.2            20.0            26.9          50.8
         Restructuring, merger costs and other special charges       (8.2)              -            (8.2)         (7.5)
         Acquired research and development....................          -               -               -         (15.5)
         Accrued settlement cost..............................          -               -               -          (1.5)
                                                                        -               -               -             -
                                                                   ------          ------          ------        ------
         Totals...............................................     $ (2.0)         $ 20.0          $ 18.7        $ 26.3
                                                                   ======          ======          ======        ======

__________________

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

January 18, 2000               PREMIERE TECHNOLOGIES, INC.

                               /s/ Patrick G. Jones
                               ------------------------------------------------
                               Patrick G. Jones

                               Executive Vice President, Chief Legal
                               Officer and Chief Financial Officer
                               (Principal Financial and Accounting Officer and duly authorized signatory of the Registrant)