Form 10-K/A
period 1998-12-31
PTEK HOLDINGS INC
filed 2000-03-16
CIK 880804

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

                              PTEK HOLDINGS, INC.
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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 15, 2000 as reported by The Nasdaq Stock Market's National Market, was approximately $406,978,691.

  As of March 15, 2000 there were 47,879,846 shares of the registrant's common stock outstanding.

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               EXPLANATORY NOTE

  This Form 10-K/A is filed to amend certain portions of our Annual Report on Form 10-K for the year ended December 31, 1998, as previously amended by Form 10-K/As filed with the Commission on April 1, 1999 and January 18, 2000, in response to comments from the Commission received on February 25, 2000. The accompanying financial statements have been restated to change our accounting for certain restructuring costs, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges related to the acquisitions of Voice-Tel and VoiceCom. These changes primarily relate to the timing of when such costs are recognized in determining net loss and the reclassification of certain restructuring costs, merger costs and other special charges to selling, general and administrative costs and depreciation costs. The principal affects of these items on the accompanying 1998 and 1997 financial statements are presented in
Note 2 to the consolidated financial statements.

  On February 15, 2000 we changed our name to PTEK Holdings, Inc. from Premiere Technologies, Inc. The accompanying 1998 and 1997 financial statements and the related information herein reflect our name as it was on March 31, 1999 when our Annual Report on Form 10-K for the year ended December 31, 1998 was initially filed.

                          FORWARD LOOKING STATEMENTS

  When used in this Form 10-K/A and elsewhere by management or PTEK Holdings, Inc. ("Premiere" or the "Company") from time to time, the words "believes," "anticipates," "expects," "will" and similar expressions are intended to identify forward-looking statements concerning Premiere's operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about Premiere's business strategy and means to implement the strategy, Premiere's objectives, the amount of future capital expenditures, the likelihood of Premiere's success in developing and introducing new products and services and expanding its business, and the timing of the introduction of new and modified products and services. For those statements, Premiere claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the control of Premiere, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in Premiere's forward-looking statements, including the following factors:

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

                                    PART II

ITEM 6. SELECTED FINANCIAL DATA

  The following selected consolidated balance sheet and statement of operations data as of and for the years ended December 31, 1998, 1997, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1998 and 1997, have been derived from the audited consolidated financial statements of the Company, which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings-of-interests, and are qualified by reference to such consolidated financial statements including the related notes thereto. As described in Note 2 to the accompanying consolidated financial statements, the Company has restated its 1998 and 1997 financial statements. The unaudited consolidated statement of operation data for the year ended December 31, 1994 and the unaudited consolidated balance sheet data at December 31, 1994 are derived from unaudited consolidated financial statements of the Company which give retroactive effect to the mergers with Voice-Tel and VoiceCom, both of which were accounted for as poolings-of-interests, and include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation thereof. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

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

  The accompanying consolidated financial statements have been restated in response to comments from the Securities and Exchange Commission received on February 25, 2000, to change the Company's accounting for certain costs incurred as part of its restructuring, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges taken as part of the restructuring charges related to the acquisitions of Voice-Tel and VoiceCom. These changes primarily relate to the timing of when such costs are recognized in determining net loss and the reclassification of certain restructuring, merger costs and other special charges to selling, general and administrative costs and depreciation costs. The principal affects of these items on the accompanying 1998 and 1997 financial statements are presented in Note 2 to the consolidated financial statements.

                                          YEAR ENDED DECEMBER 31
                         -----------------------------------------------------------
                             1998          1997        1996      1995       1994
                         ------------- ------------- --------  --------  -----------
                         (As Restated) (As Restated)                     (unaudited)
Statement of Operations
 Data:
 Revenues...............   $444,818      $ 229,352   $197,474  $147,543   $119,136
 Gross margin...........    309,782        165,378    141,873   103,675     85,229
 Operating income
  (loss)(1).............    (91,053)       (16,714)     6,806     7,003    (13,232)
 Net income (loss)(1)...    (84,254)       (18,428)     3,458     4,171    (15,519)
 Net income (loss)
  attributable to common
  and common equivalent
  shares for
  shareholders for:
  --basic net income
   (loss) per share.....   $(84,254)     $ (18,428)  $  3,429  $  3,863   $(15,839)
  --diluted net income
   (loss) per share.....    (84,254)       (18,428)     3,429     3,863    (15,839)
 Net income (loss) per
  common and common
  equivalent shares for:
  --basic(1)(2).........   $  (1.90)     $   (0.57)  $   0.12  $   0.19   $  (1.18)
  --diluted(1)(2).......   $  (1.90)     $   (0.57)  $   0.11  $   0.17   $  (1.18)
 Shares used in
  computing net income
  (loss) per common and
  common equivalent
  shares for
  --basic...............     44,325         32,443     27,670    19,868     13,468
  --diluted.............     44,325         32,443     31,288    24,312     13,468
Balance Sheet Data (at
 period end):
 Cash, cash equivalents
  and investments.......   $ 39,995      $ 176,339   $ 83,836  $ 11,759   $  7,849
 Working capital........    (90,631)       132,906     45,377   (16,093)   (12,521)
 Total assets...........    796,416        379,593    201,541    78,131     60,051
 Total debt.............    299,673        181,698     47,975    52,650     49,203
 Total shareholders'
  equity (deficit)......    397,793        107,761    104,533   (11,639)   (14,921)
Statement of Cash Flow
 Data:
 Cash provided by
  operating
  activities(3).........     22,248         27,159     36,889    13,559        --
 Cash provided by (used)
  in investing
  activities(3).........     21,292       (160,055)   (96,112)  (13,186)       --
 Cash provided by
  financing
  activities(3).........    (46,115)       138,730     66,196     3,523        --

--------
(1) Excluding charges for restructuring, merger costs and other special charges of approximately $24.1 million in 1998 and $54.0 million in 1997, charges for acquired research and development of approximately $15.5 million in 1998 and $11.0 million in 1996, and accrued settlement costs of approximately $1.5 million in 1998 and 1997 and $1.3 million in 1996, operating income (loss) would have been approximately $(50.0) million in 1998, $38.8 million in 1997 and $19.1 million in 1996, EBITDA would have been $61.8 million in 1998, $60.1 million in 1997, and $33.3 million in 1996.
(2) Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).
(3) Cash flow information for 1994 was not available under the pooling of interests method of accounting as this financial statement was not required for this year for the Voice-Tel and VoiceCom acquisitions.

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

  The accompanying consolidated financial statements have been restated in response to comments from the Securities and Exchange Commission received on February 25, 2000, to change the Company's accounting for certain restructuring costs, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges related to the acquisitions of Voice-Tel and VoiceCom. These changes primarily relate to the timing of when such costs are recognized in determining net loss and the reclassification of certain restructuring costs, merger costs and other special charges to selling, general and administrative costs and depreciation costs. The principal affects of these items on the accompanying 1998 and 1997 financial statements are presented in Note 2 to the consolidated financial statements.

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

Results Of Operations

  The following table presents the percentage relationship of certain statements of operations items to total revenues for Premiere's consolidated operating results for the periods indicated:

                                               Year Ended December 31, 1998
                                             ---------------------------------
                                                 1998          1997      1996
                                             ------------- ------------- -----
                                             (As Restated) (As Restated)
REVENUES....................................     100.0%        100.0%    100.0%
COST OF SERVICES............................      30.4          27.9      28.2
                                                 -----         -----     -----
GROSS MARGIN................................      69.6          72.1      71.8
                                                 -----         -----     -----

OPERATING EXPENSES
 Selling, general and administrative........      55.7          45.9      55.0
 Depreciation and amortization..............      25.2           9.3       7.2
 Restructuring, merger costs and other
  special charges...........................       5.4          23.6       --
 Acquired research and development..........       3.5           --        5.6
 Accrued settlement costs...................       0.3           0.6       0.6
                                                 -----         -----     -----
  Total operating expenses..................      90.1          79.4      68.4
                                                 -----         -----     -----

OPERATING INCOME (LOSS).....................     (20.5)         (7.3)      3.4
                                                 -----         -----     -----
OTHER INCOME (EXPENSE)
 Interest, net..............................      (3.3)         (0.4)     (0.9)
 Other, net.................................       0.1           0.1      (0.1)
                                                 -----         -----     -----
  Total other income (expense)..............      (3.2)         (0.3)     (1.0)
                                                 -----         -----     -----
INCOME (LOSS) BEFORE INCOME TAXES...........     (23.7)         (7.6)      2.4
INCOME TAX PROVISION (BENEFIT)..............      (4.8)          0.4       0.7
                                                 -----         -----     -----
NET INCOME (LOSS)...........................     (18.9)%        (8.0)%     1.7%
                                                 =====         =====     =====

  The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                                            Year Ended December 31, 1998
                                                         ----------------------------------
                                                             1998          1997       1996
                                                         ------------- ------------- ------
                                                         (As Restated) (As Restated)
REVENUES:
 Corporate Enterprise Solutions.........................    $275.7        $ 55.0     $ 60.0
 Emerging Enterprise Solutions..........................     169.4         174.4      137.5
 Corporate and eliminations.............................       (.3)          --         --
                                                            ------        ------     ------
 Totals.................................................    $444.8        $229.4     $197.5
                                                            ======        ======     ======
OPERATING PROFIT (LOSS):
 Corporate Enterprise Solutions.........................    $ (6.0)       $ 10.6     $  2.0
 Emerging Enterprise Solutions..........................     (17.5)         28.2       17.1
 Corporate and eliminations.............................     (26.5)          --         --
 Restructuring, merger costs and other special charges..     (24.1)        (54.0)       --
 Acquired research and development......................     (15.5)          --       (11.0)
 Accrued settlement costs...............................      (1.5)         (1.5)      (1.3)
                                                            ------        ------     ------
 Totals.................................................    $(91.1)       $(16.7)    $  6.8
                                                            ======        ======     ======
EBITDA:
 Corporate Enterprise Solutions ........................    $ 75.7        $ 13.5     $  5.0
 Emerging Enterprise Solutions..........................      12.5          46.6       28.3
 Corporate and eliminations.............................     (26.4)          --         --
                                                            ------        ------     ------
 Totals.................................................    $ 61.8        $ 60.1     $ 33.3
                                                            ======        ======     ======

Overview

  The Company has achieved substantial growth since its initial public offering during the first quarter of 1996. Revenues grew from $147.5 million for the year ended December 31, 1995 to $444.8 million in 1998. Similarly, EBITDA, before restructuring, merger costs and other special charges, acquired research and development and accrued settlement costs, grew from $20.0 million to $61.8 million over the same period.

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

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges was $61.8 million or 13.9% of revenues in 1998, $60.1 million or 26.2% of revenues in 1997 and $33.3 million or 16.9% of revenues in 1996.

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

  Selling, general and administrative costs as a percent of revenues were 55.7%, 45.9% and 55.0% in 1998, 1997 and 1996, respectively. Contributing to the increase in selling, general and administrative costs as a percent of revenues in 1998 as compared with 1997, was approximately $16.1 million of costs recorded in the second quarter of 1998. Such costs consist of approximately $8.4 million of bad debt expense recorded in response to the bankruptcies of two customers, and $1.8 million of asset write-offs and other costs. In addition, increased costs, primarily in the first six months of 1998, were incurred in connection with direct response advertising of the retail calling card product. The acquisition of ATS in 1998 also contributed to an increase in selling, general and administrative costs in proportion to revenues because the service delivery processes of ATS include relatively higher labor costs as compared with Premiere's other services. In addition, Premiere aggressively expanded its management infrastructure in 1998 to more effectively support continued growth in its business. These actions included hiring additional senior level managers and expanding its corporate headquarters facilities. Selling, general and administrative costs decreased in 1997 as compared with 1996 as Premiere aggressively restructured the operations of its acquired businesses Voice-Tel and VoiceCom subsequent to their acquisitions in 1997. These activities included substantially reducing the workforce, exiting duplicative facilities, eliminating redundant business activities and general spending reductions. These savings were offset in part by costs incurred in 1997 and 1998 to modify an unfavorable telecommunications contract that was assumed in the acquisition of VoiceCom.

  Depreciation and amortization was $111.8 million or 25.2% of revenues in 1998, $21.3 million or 9.3% of revenues in 1997 and $14.2 million or 7.2% of revenues in 1996. Increases in depreciation and amortization in 1998 result mainly from depreciation and amortization of assets acquired in the purchases of Xpedite and ATS in 1998 and the acceleration of depreciation and amortization of certain other operating assets in the second and third quarters of 1997 and the fourth quarter of 1998 and other intangible assets. See Note 5 "Property and Equipment" in the Notes to Consolidated Financial Statements. Identifiable intangible assets and goodwill acquired in the Xpedite and ATS acquisitions of approximately $517.3 million is being amortized over 3 to 7 years. In addition, amortization and depreciation of certain operating and intangible assets with a carrying value of approximately $80.1 million at December 31, 1998 was accelerated effective in the fourth quarter of 1998 following a reduction in the estimated useful lives of such assets. This action was based on a reassessment of the utility of such assets by Premiere's management. The affected assets consist of goodwill and other intangible assets and computer and telecommunications equipment associated with certain legacy technology systems the use of which will be discontinued in the forseeable future. Such assets will be amortized over lives ranging from 1 to 7 years effective in the fourth quarter of 1998 as compared with lives ranging from 5 to 40 years prior to the change. In 1998, management also evaluated the useful economic life of a strategic alliance intangible asset based on current facts and circumstances including the current level of revenues being generated by the strategic alliance. In connection with this evaluation, the carrying value of this asset was reduced by a charge of approximately $13.9 million in the fourth quarter of 1998. The amortization period of the remaining carrying value of this asset was reduced to 3 years effective in the fourth quarter of 1998 which compares with an estimated remaining useful life of 23 years prior to the change. Incremental depreciation and amortization expense recorded in 1998 as compared with 1997 resulting from assets acquired in the Xpedite and ATS acquisitions and acceleration of depreciation and amortization of the operating and intangible assets set forth above approximates $92.0 million. Increased depreciation and amortization expense in 1997 as compared with 1996 results mainly from depreciation associated with increased purchases of computer telephony equipment to support new business growth, amortization of goodwill and other intangibles acquired in connection with the Voice-Tel acquisitions in 1997 and amortization of the strategic alliance asset recorded in 1996. See Note 6-- Strategic Alliances and Investments.

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

  Restructuring, merger costs and other special charges incurred in 1998 were $24.1 million compared to $54.0 million in 1997. See Note 3--Restructuring, Merger Costs and other Special Charges and Note 4 Acquisitions in the Notes to Consolidated Financial Statements and "Restructuring, Merger Costs and Other Special Charges" which follows for a description of these costs.

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

Liquidity And Capital Resources

  The Company has funded its growth through cash generated by operations, by issuing subordinated convertible indebtedness in July 1997 and from the proceeds of its initial public offering in March 1996. Cash provided by operations was $22.2 million in 1998, $27.2 million in 1997 and $36.9 million in 1996. Excluding payments made for restructuring, merger costs, accrued settlement costs and other special charges, cash provided by operations was $38.5 million in 1998, $53.8 million in 1997 and $36.9 million in 1996. Operating cash flow declined on higher revenues in 1998 primarily as a result of revenue losses in Premiere's EES unit and continued investment by the Company to expand its management infrastructure to support continued growth. Improvement in operating cash flows in 1997 as compared with 1996 results principally from Premiere's integration and cost reduction initiatives associated with the Voice-Tel and VoiceCom acquisitions in 1997 which reduced the operating costs of these businesses. Premiere's working capital ratio was
 .6 to 1 at December 31, 1998 as compared with 2.5 to 1 at December 31, 1997. Decline in working capital resulted principally from borrowings of approximately $118.1 million outstanding at December 31, 1998 under the revolving loan facility assumed by Premiere in the Xpedite acquisition. In addition, Premiere liquidated approximately $133.8 million of short-term investment balances in 1998 to fund operating and strategic initiatives. Xpedite's revolving loan facility was extended under a one-year arrangement effective December 16, 1998. Accordingly, such borrowings are classified as a current liability. If borrowings under this facility were excluded from current liabilities, Premiere's current ratio would have been 1.3 to 1 at December 31, 1998.

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

Restructuring, Merger Costs And Other Special Charges

  Between the second quarter of 1997 and the fourth quarter of 1998, Premiere made several acquisitions, including the acquisitions of Voice-Tel, VoiceCom and Xpedite. In connection with these acquisitions, management formulated separate plans to exit activities of those acquired companies or to exit activities of existing Premiere operations. Premiere also incurred substantial transaction costs in connection with these acquisitions. Accordingly, Premiere expensed the costs associated with these management plans and the associated transaction costs. In the second quarter of 1997, Premiere recorded costs of $40.0 million in connection with its acquisition of Voice-Tel, which was accounted for as a pooling-of-interests and is now part of the Emerging Enterprise Solutions ("EES") operating unit. In the third quarter of 1997, Premiere recorded costs of $14.1 million in connection with its acquisition of VoiceCom, which was accounted for as a pooling-of-interests and whose operations are now part of the Corporate Enterprise Solutions ("CES") operating unit. In the first quarter of 1998, Premiere recorded costs of $4.5 million associated with management's plan to close existing activities of both the Voice-Tel and VoiceCom acquisitions that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Also in the first quarter of 1998, Premiere expensed costs to exit certain activities existing in its Enhanced Calling Card operations that are currently in the EES operating unit. During the fourth quarter of 1998, Premiere recorded a $17.8 million write-off as part of management's quarterly assessment of the carrying value of its strategic investments. Certain investments were deemed permanently impaired and accordingly written down to fair value. Also, during the fourth quarter of 1998, management recorded an $11.4 million charge in connection with its reorganization of Premiere into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established during these prior acquisitions resulting in the reduction of $9.7 million of existing restructuring reserves. A detailed discussion of the components of the costs for each of these plans is set forth below.

   Voice-Tel Acquisition

  In the second quarter of 1997, Premiere recorded restructuring, merger costs and other special charges of approximately $40.0 million in connection with its pooling-of-interests with Voice-Tel. These charges result from management's plan to restructure the operations of the Voice-Tel businesses under a consolidated business group model and discontinue its franchise operations. Such amounts consist of $9.5 million of severance and exit costs, $3.1 million of contractual obligations, $17.2 million of transaction obligations, $3.1 million of asset impairments and $7 million of other costs, primarily to exit facilities and certain activities.

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

  Management initially planned to move the Voice-Tel voice messaging network to the unified messaging platform that Premiere was developing. This transition to the new unified messaging platform was intended to allow for the elimination of 100 voice mail equipment sites.

  This portion of the VoiceTel restructuring plan changed during 1998 for three reasons. First, development of the unified messaging platform was delayed due to system customization issues, which delayed the closing of equipment sites. Second, the voice mail equipment manufacturer developed a Year 2000 software solution and agreed to support Premiere's equipment, which eliminated the need to replace the existing equipment. Third, the Company decided to reorganize into two strategic business units, CES and EES, which would focus on large corporations and smaller enterprises, respectively. Since CES and EES each contained distinct portions of the legacy platforms acquired, management decided to use those legacy platforms rather than complete the unified messaging platform. Therefore, as part of this reorganization, the management for the two new business units determined that their customers would be better served, and Premiere would optimize operating profits, by continuing to use the existing voice mail equipment and maintaining substantially all of the equipment sites. See discussion below under "--Reorganization of Company into EES and CES Business Units."

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

  Asset valuation allowances relate primarily to administrative site equipment and leasehold improvements associated with the closure of various administrative sites in the former franchise organization. Non-cash asset write-down's against this valuation allowance in 1997 and 1998 were $0.4 million and $1.4 million, respectively. Management does not expect any additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of such disposals is approximately $0.9 million.

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

   VoiceCom Acquisition

  In the third quarter of 1997, Premiere recorded restructuring, merger cost and other special charges of approximately $14.1 million in connection with its pooling-of-interests with VoiceCom. These charges resulted from management's plan to restructure VoiceCom's operations by reducing its workforce and exiting certain facilities. Such amounts consist of severance and exit costs of $2.4 million, contractual obligations of $2.3 million, transaction obligations of $2.9 million, asset impairments of $3.1 million and other exit costs, primarily to exit facilities and certain activities of $3.4 million.

  Severance and exit costs are attributable to the termination of 84 employees. Severance and exit costs are cash outlays. In 1997 and 1998, Premiere paid severance and exit costs of $1.2 million and $1.2 million, respectively, on the termination of the 84 employees. Total estimated annualized savings from these terminations is approximately $3.0 million.

  Contractual obligations consist primarily of lease termination costs to exit certain facilities. In 1997 and 1998, Premiere paid contractual obligations associated with these lease terminations of $0.1 million and $1.2 million, respectively. During the fourth quarter of 1998 management completed all lease terminations of certain facilities at lower than expected costs and accordingly reversed any remaining accrued obligations associated with these contracts. Management's revised plans are discussed below under "-- Reorganization of Company into EES and CES Business Units."

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

  Asset valuation allowances relate primarily to certain administrative assets associated with facility closures, all of which were held for disposal. In 1997 and 1998, non-cash write-offs of administrative assets were $2.1 million and $1.0 million, respectively. Management does not expect additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of the disposals is approximately $0.6 million.

  Other costs, primarily to exit facilities and certain activities is related to office closure clean up costs and outplacement service costs associated with termination of employees. All such costs are cash outlays. Premiere paid other costs in 1997 and 1998 of $0.5 million and $2.9 million, respectively.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." Management does not anticipate additional costs beyond 1998 under this existing plan. All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   Xpedite Acquisition

  In the first quarter of 1998, Premiere recorded restructuring, merger and other special charges of approximately $4.5 million in connection with management's plan to close existing activities of both the Voice-Tel and VoiceCom operations that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Such amounts consist of severance and exit costs of $1.8 million, contractual obligations of $0.4 million, transaction obligations of $0.8 million, asset impairments of $0.7 million and other exit costs of $0.8 million.

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

  Other exit costs were primarily costs to close former Voice-Tel and VoiceCom facilities that were duplicative to existing Xpedite facilities and not included in either the Voice-Tel or VoiceCom restructuring plans.

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

   Reorganization of Company into EES and CES Business Units

  During the fourth quarter of 1998, management reorganized the Company into two operating units, EES and CES. CES would provide services to corporations with large professional staff with communications needs and EES would provide communications services to small office/home office, multi-level marketing organizations and retail buyers. CES and EES would use the legacy platforms of the merged companies that made them up. CES was comprised of Xpedite, ATS and VoiceCom, which all had large corporate customers. EES would be comprised of the original calling card business of Premiere and the voice-messaging business of Voice-Tel. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. This was driven, in part, by the inability of a third party to assist Premiere in providing a platform that would provide functionality acceptable to the Company's customers, and, in part, due to the lack of cross-selling product offerings from other acquired businesses. Accordingly, management amended or ceased certain exit plans that were originally established in connection with the prior acquisitions discussed above. The reduction of $9.6 million in the fourth quarter of 1998 is comprised of the following expense reversals related to remaining reserves with respect to the following charges: $7.4 million related to the Voice-Tel acquisition, $1.1 million related to the VoiceCom acquisition and $1.1 million related to the Xpedite acquisition. In total, $9.6 million of reserve was reversed, which related to the aggregate of $58.4 million of charges. Offsetting the $9.6 million of reserve reversals in the fourth quarter of 1998 was a fourth quarter charge of $11.4 million that reflected management's revision of the initial restructuring plans established in connection with each acquisition.

  The major portion of the Voice-Tel restructuring plan that was abandoned was the reduction in the number of voice messaging equipment sites from 244 to
144. The impact of the reversal of this reserve was to increase 1998 pretax income by $2.5 million. This portion of the plan was abandoned primarily because of delays in developing a unified messaging platform, development of a year 2000 software solution by the equipment manufacturer, and the reorganization into two business units, CES and EES. See discussion under "-- Voice-Tel Acquisitions."

  As a result of the corporate reorganization into two business units, CES and EES, the Company revised its plan to close its Cleveland site, which was initiated as part of the Voice-Tel restructuring plan. This closure plan was behind schedule under the original plan due to the Company's initiatives to close the VoiceCom corporate headquarters into Cleveland first as an overall step to closing the VoiceCom and Voice-Tel headquarters into Premiere's Atlanta Headquarters. Accordingly, new CES and EES management postponed the closure into the first six months of 1999. The Company reversed $1.5 million of reserve under this portion of the Voice-Tel restructuring plan, and established $2.9 million under the new plan. The difference between the two charges is additional severance from increased headcount at the time of the revised plan.

  The fourth quarter 1998 net reduction of $3.4 million in asset valuation allowances is attributable to a reversal of $1.3 million from the Voice-Tel acquisition and a new valuation allowance of $4.7 million under the reorganization of the Company into two business units, CES and EES. The asset valuation allowances not used as part of the Voice-Tel acquisition related to the Cleveland administrative office site that management decided in the fourth quarter of 1998 to postpone closing until 1999.

  Also in the fourth quarter of 1998, the Company reversed $0.6 million of accruals related to transaction costs that were anticipated but ultimately were not incurred.

  The new valuation allowances of $4.7 million related to certain switching equipment associated with the Company's enhanced calling services. This switching equipment was determined to be no longer operational due to the reduced volume of business associated with the enhanced calling services product and is anticipated to be disposed of within twelve months of management's decision. These two switches were purchased by the Company in the second quarter of 1998 but were never placed into service. They remained idle due to the bankruptcy of two license customers that had significant volumes of business with the Company. During the third quarter of 1998 management looked for alternative uses for this equipment including the use in potential prepaid calling card business and international calling card programs. During the fourth quarter of 1998, management reorganized the Company into two business units, CES and EES. The new management of these units decided at that time that forecasted volume for the type of business used for these switches over the switches useful lives would not justify the additional capacity that these switches brought to the Company's network. Either potential buyers would be sought or the switches would be used for spare parts on like switches in the Company's network. Therefore the Company charged a valuation reserve in the fourth quarter of 1998 to reduce the asset carrying value to its estimated scrap value.

  The fourth quarter 1998 net increase of $1.5 million in severance and exit costs is attributable to the reversals of a $3.0 million charge related to the Voice-Tel acquisition and a $0.3 million charge related to the Xpedite acquisition, and the establishment of a $4.8 million charge in connection with the reorganization of the Company into two business units, EES and CES. The severance and exit costs not used as part of the Voice-Tel acquisition relate to management's revision of the plan to exit certain Voice-Tel regional administrative functions and the Voice-Tel corporate headquarters in the fourth quarter of 1998. Under the plan to reorganize into two business units, EES and CES, additional headcount reduction and extended timing of the closures were implemented. Under this revised plan, 48 employees were identified, which was an increase of 20 employees from the original estimate. The annual cost savings from the revised plan is approximately $2.5 million. Management expects completion of these exit activities to take 12 months subsequent to the fourth quarter of 1998. The severance and exit costs not used as part of the first quarter charge relate to management's revision of the plan to exit a certain operational site. Under the revised plan, management intends to exit this site within 12 months subsequent to the fourth quarter of 1998. The annual costs savings from the termination of 19 employees and from this site closure is anticipated to be approximately $1.0 million. The establishment of additional severance and exit costs from various other reserve reversals is a result of management's decision in the fourth quarter of 1998 to terminate 11 managers associated with the acquisitions of Voice-Tel, VoiceCom and Xpedite. The estimated annual cost savings from these terminations is approximately $2.5 million. The severance associated with these managers is expected to be paid over one to three years.

  The fourth quarter 1998 net reduction of $3.5 million in contractual obligations is attributable to a reversal of $2.5 million from the Voice-Tel acquisition, $1.0 million related to the VoiceCom acquisition, and $0.4 million related to the Xpedite acquisition and a new charge of $0.4 million taken in connection with the reorganization of the Company into two business units, EES and CES. The contractual obligations not used as part of the Voice-Tel acquisition relate to management's decision not to exit certain equipment sites and the revision of management's plan to exit the Voice-Tel corporate headquarters. The contractual obligations not used as part of the VoiceCom acquisition were attributable to management's ability to sublease the former headquarters of VoiceCom to a third party for the final year of the lease obligation. The charge taken in the fourth quarter is associated with management's plan to exit the Voice-Tel corporate headquarters and a certain Xpedite operational site. Management expects these revised plans to require a cash outlay within the next 12 months.

  The fourth quarter 1998 net reduction of $0.9 million in transaction obligations is attributable to a reversal of $0.6 million from the Voice-Tel acquisition, $0.1 million related to the VoiceCom acquisition and $0.2 million from the Xpedite acquisition. The reversals related to the Voice-Tel, VoiceCom and Xpedite acquisition are related to actual payments being less than anticipated by management's original estimate.

  The fourth quarter 1998 net increase of $1.1 million in other costs, primarily to exit facilities and certain activities, is attributable to a reversal of approximately $28,000 related to the Voice-Tel acquisition, $0.3 million related to the first quarter charge and $1.4 million related to the charge taken as part of the reorganization of the Company into EES and CES. The reversals related to both the Voice-Tel and first quarter charge are related to actual payments being less than anticipated by management's original estimate. The charge of $1.4 million is attributable to increased estimates of exit costs associated with management's revised plan to terminate approximately 11 managers associated with previous acquisitions, the exit of the Voice-Tel corporate headquarters and the exit of various Voice-Tel regional administrative functions. Management estimates that all such costs will be cash outlays, which will be paid over the next 12 months.

Restatement

  In February 2000, Premiere announced that, as a result of discussions with the Securities and Exchange Commission, it is required to change its accounting for certain restructuring costs, merger costs and other special charges. These changes primarily effect certain asset impairment charges and contractual obligation charges related to the acquisitions of Voice-Tel and VoiceCom. These changes primarily relate to the timing of when such costs are recognized in determining net loss and the reclassification of certain restructuring costs, merger costs and other special charges to selling, general and administrative costs and depreciation costs. Accordingly, the Company has restated its 1997 and 1998 annual financial statements and related disclosures. The effect of this restatement is summarized below:

  The impact of the restatement in February 2000, is as follows:

                                                       As previously    As
                                                         reported    restated
                                                       ------------- ---------
                                                        (In thousands, except
                                                           per share data)
As of December 31, 1997
 Current assets.......................................   $ 229,714   $ 226,414
 Property and equipment, net..........................      63,577      66,502
 Total assets.........................................     381,108     379,593
 Current liabilities..................................     101,970      93,508
 Accumulated deficit..................................     (78,638)    (71,691)
  Total shareholders' equity..........................     100,814     107,761

As of December 31, 1998
 Current assets.......................................   $ 127,183   $ 126,832
 Property and equipment, net..........................     134,700     128,716
 Total assets.........................................     802,751     796,416
 Current liabilities..................................     218,363     217,463
 Long term liabilities................................     183,494     181,160
 Accumulated deficit..................................    (152,844)   (155,945)
  Total shareholders' equity..........................     400,894     397,793

For the year ended December 31, 1997
 Selling, general and administrative..................   $ 101,308   $ 105,278
 Depreciation and amortization........................      17,074      21,267
 Restructuring, merger costs and other special
  charges.............................................      73,597      54,047
 Loss before income taxes.............................     (28,787)    (17,400)
 Net loss.............................................     (25,375)    (18,428)
 Basic net loss per share.............................   $   (0.78)  $   (0.57)
 Diluted net loss per share...........................   $   (0.78)  $   (0.57)

For the year ended December 31, 1998
 Selling, general and administrative..................   $ 241,699   $ 247,945
 Depreciation and amortization........................     110,049     111,840
 Restructuring, merger costs and other special
  charges.............................................      15,616      24,050
 Loss before income taxes.............................     (88,960)   (105,431)
 Net loss.............................................     (74,206)    (84,254)
 Basic net loss per share.............................   $   (1.67)  $   (1.90)
 Diluted net loss per share...........................   $   (1.67)  $   (1.90)

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

  Approximately 22.2% of the Company's sales and 15.2% of its operating costs and expenses were transacted in foreign currencies in 1998. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for 1998 by approximately $10.3 million and operating expenses for 1998 by approximately $5.8 million. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and local currency sales in Europe (principally the United Kingdom and Germany). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at December 31, 1998. To minimize the impact of changes in exchange rates, the Company borrows from time to time in British Pounds under its credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Premiere Technologies, Inc. and Subsidiaries Index to Consolidated Financial
                                  Statements

Report of Independent Public Accountants...................................  36
Consolidated Balance Sheets, December 31, 1998 and 1997 (as restated--see
 Note 2)...................................................................  37
Consolidated Statements of Operations, Years Ended December 31, 1998, 1997
 (as restated--see Note 2) and 1996........................................  38
Consolidated Statements of Shareholders' Equity (Deficit), Years Ended
 December 31, 1998, 1997 (as restated--see Note 2) and 1996................  39
Consolidated Statements of Cash Flows, Years Ended December 31, 1998, 1997
 (as restated--see Note 2) and 1996........................................  40
Notes to Consolidated Financial Statements.................................  41

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Premiere Technologies, Inc.

  We have audited the accompanying consolidated balance sheets of PREMIERE TECHNOLOGIES, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1998 and 1997 (as restated--see Note 2) and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1998, 1997 (as restated--see Note 2) and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Atlanta, Georgia
March 2, 2000

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
                       (in thousands, except share data)

                                                        1998          1997
                                                    ------------- -------------
                                                    (As Restated) (As Restated)
                        ASSETS
CURRENT ASSETS

  Cash and equivalents.............................   $  19,226     $ 21,770
  Marketable securities............................      20,769      154,569
  Accounts receivable (less allowances of $9,437
   and $3,303, respectively).......................      55,660       20,719
  Prepaid expenses and other.......................      10,551        6,941
  Deferred income taxes, net.......................      20,626       22,415
                                                      ---------     --------
   Total current assets............................     126,832      226,414

PROPERTY AND EQUIPMENT, NET........................     128,716       66,502

OTHER ASSETS

  Deferred income taxes, net.......................          --        2,823
  Strategic alliances and investments, net.........      28,510       51,895
  Intangibles, net.................................     492,185       20,756
  Other assets.....................................      20,173       11,203
                                                      ---------     --------
                                                      $ 796,416     $379,593
                                                      =========     ========
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable.................................   $  24,270     $ 30,704
  Deferred revenue.................................       1,877        7,139
  Accrued taxes....................................      16,279        9,745
  Accrued liabilities..............................      46,940       20,192
  Revolving loan...................................     118,082           --
  Current maturities of long-term debt.............       1,412        2,849
  Current portion of capital lease obligations.....       1,958        3,058
  Accrued restructuring, merger costs and other
   special charges.................................       6,645       19,821
                                                      ---------     --------
   Total current liabilities.......................     217,463       93,508
                                                      ---------     --------

LONG-TERM LIABILITIES

  Convertible subordinated notes...................     172,500      172,500
  Long-term debt...................................       4,191          854
  Obligations under capital lease..................       1,530        2,437
  Other accrued liabilities........................       1,111        2,533
  Deferred income taxes, net.......................       1,828           --
                                                      ---------     --------
   Total long-term liabilities.....................     181,160      178,324
                                                      ---------     --------

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS' EQUITY

  Common stock, $.01 par value; 150,000,000 shares
   authorized, 46,894,148 and 34,100,018 shares
   issued in 1998 and 1997, respectively, and
   45,797,148 and 34,100,018 shares outstanding in
   1998 and 1997, respectively.....................         469          341
  Additional paid-in capital.......................     562,106      180,084
  Treasury stock, at cost..........................      (9,133)          --
  Note receivable, shareholder.....................        (973)        (973)
  Cumulative translation adjustment................       1,269           --
  Accumulated deficit..............................    (155,945)     (71,691)
                                                      ---------     --------
   Total shareholders' equity......................     397,793      107,761
                                                      ---------     --------
                                                      $ 796,416     $379,593
                                                      =========     ========

  Accompanying notes are integral to these consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1998, 1997 and 1996
                     (in thousands, except per share data)

                                              1998          1997        1996
                                          ------------- ------------- --------
                                          (As Restated) (As Restated)
Revenues.................................   $ 444,818     $229,352    $197,474
Cost Of Services.........................     135,036       63,974      55,601
                                            ---------     --------    --------
Gross Profit.............................     309,782      165,378     141,873
                                            ---------     --------    --------

Operating Expenses
 Selling, general and administrative.....     247,945      105,278     108,603
 Depreciation and amortization...........     111,840       21,267      14,184
 Restructuring, merger costs and other
  special charges........................      24,050       54,047         --
 Acquired research and development.......      15,500          --       11,030
 Accrued settlement costs................       1,500        1,500       1,250
                                            ---------     --------    --------
  Total operating expenses...............     400,835      182,092     135,067
                                            ---------     --------    --------
Operating Income (Loss)..................     (91,053)     (16,714)      6,806

Other Income (Expense)
 Interest, net...........................     (14,664)        (912)     (1,690)
 Other, net..............................         286          226        (286)
                                            ---------     --------    --------
  Total other expense....................     (14,378)        (686)     (1,976)
                                            ---------     --------    --------
Income (Loss) Before Income Taxes........    (105,431)     (17,400)      4,830
Income Tax Provision (Benefit)...........     (21,177)       1,028       1,372
                                            ---------     --------    --------
Net Income (Loss)........................   $ (84,254)    $(18,428)   $  3,458
                                            =========     ========    ========
Basic Net Income (Loss) Per Share........   $   (1.90)    $  (0.57)   $   0.12
                                            =========     ========    ========
Diluted Net Income (Loss) Per Share......   $   (1.90)    $  (0.57)   $   0.11
                                            =========     ========    ========


  Accompanying notes are integral to these consolidated financial statements.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 Years Ended December 31, 1998, 1997 and 1996
                                (in thousands)

                   Series A
                   (Formerly
                    Series
                     1994)    Common Additional     Stock        Note                  Stock                Cumulative
                   Preferred  Stock   Paid-In   Subscriptions Receivable  Treasury   Warrants   Accumulated Translation
                     Stock    Issued  Capital    Receivable   Shareholder  Stock    Outstanding   Deficit   Adjustment
                   ---------  ------ ---------- ------------- ----------- --------  ----------- ----------- -----------
BALANCE, December
31, 1995.........  $  3,907    $198   $ 29,146     $(2,437)      $  --    $    --      $ 244     $ (42,697)   $   --
Comprehensive
Income:
 Net income......        --      --         --          --          --         --         --         3,458        --
Comprehensive
 income..........
Conversion of
Series A
Preferred Stock..    (3,907)     31      3,876          --          --         --         --            --        --
Conversion of
 stock warrants..        --       6        238          --          --         --       (244)           --        --
Payment of
subscriptions
receivable.......        --      --         --       2,437          --         --         --            --        --
Issuance of
common stock:
Initial public
offering.........        --      46     74,571          --          --         --         --            --        --
Acquisition
(TeleT)..........        --       5      7,495          --          --         --         --            --        --
Strategic
investment (MCI
WorldCom)........        --      21     25,174          --          --         --         --            --        --
Exercise of stock
options..........        --       9        308          --          --         --         --            --        --
Income tax
benefit from
exercise of stock
options..........        --      --      6,886          --          --         --         --            --        --
Other equity
transactions,
primarily
S-corporation
distributions....        --      --       (665)         --          --         --         --        (3,573)       --
                   --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE, December
31, 1996.........  $     --    $316   $147,029     $    --       $  --    $    --      $  --     $ (42,812)   $   --
Comprehensive
Loss:
 Net loss........        --      --         --          --          --         --         --       (18,428)       --
Comprehensive
 loss............
Payment of debt
in common stock
(Voice-Tel
Acquisitions)....        --       5     11,577          --          --         --         --            --        --
Issuance of
common stock:
Voice-Tel
Acquisitions.....        --       2        789          --          --         --         --            --        --
Exercise of stock
options..........        --      18      4,692          --          --         --         --            --        --
Income tax
benefit from
exercise of stock
options..........        --      --     15,262          --          --         --         --            --        --
Issuance of
shareholder note
receivable.......        --      --         --          --        (973)        --         --            --        --
Recapitalization
of S-corporation
accumulated
earnings.........        --      --        735          --          --         --         --          (735)       --
Other equity
transactions,
primarily
S-corporation
distributions....        --      --         --          --          --         --         --        (9,716)       --
                   --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE, December
31, 1997, as
restated.........  $     --    $341   $180,084     $    --       $(973)   $    --      $  --     $ (71,691)   $   --
Comprehensive
Loss:
 Net loss........        --      --         --          --          --         --         --       (84,254)       --
 Translation
  adjustments....        --      --         --          --          --         --         --            --     1,269
Comprehensive
 loss............
Treasury stock
 purchase........        --      --         --          --          --     (9,133)        --            --        --
Issuance of
 common stock:
Xpedite
 Acquisition.....        --     110    345,009          --          --         --         --            --        --
ATS Acquisition..        --       7     23,527          --          --         --         --            --        --
Exercise of stock
 options.........        --      11      7,318          --          --         --         --            --        --
Income tax
benefit from
exercise of stock
options..........        --      --      6,168          --          --         --         --            --        --
                   --------    ----   --------     -------       -----    -------      -----     ---------    ------
BALANCE, December
 31, 1998, as
 restated........  $     --    $469   $562,106     $    --       $(973)   $(9,133)     $  --     $(155,945)   $1,269
                   ========    ====   ========     =======       =====    =======      =====     =========    ======
                       Total
                   Shareholders'
                      Equity
                     (Deficit)
                   -------------
BALANCE, December
31, 1995.........    $(11,639)
Comprehensive
Income:
 Net income......       3,458
                   -------------
Comprehensive
 income..........       3,458
                   -------------
Conversion of
Series A
Preferred Stock..          --
Conversion of
 stock warrants..          --
Payment of
subscriptions
receivable.......       2,437
Issuance of
common stock:
Initial public
offering.........      74,617
Acquisition
(TeleT)..........       7,500
Strategic
investment (MCI
WorldCom)........      25,195
Exercise of stock
options..........         317
Income tax
benefit from
exercise of stock
options..........       6,886
Other equity
transactions,
primarily
S-corporation
distributions....      (4,238)
                   -------------
BALANCE, December
31, 1996.........    $104,533
Comprehensive
Loss:
 Net loss........     (18,428)
                   -------------
Comprehensive
 loss............     (18,428)
                   -------------
Payment of debt
in common stock
(Voice-Tel
Acquisitions)....      11,582
Issuance of
common stock:
Voice-Tel
Acquisitions.....         791
Exercise of stock
options..........       4,710
Income tax
benefit from
exercise of stock
options..........      15,262
Issuance of
shareholder note
receivable.......       (973)
Recapitalization
of S-corporation
accumulated
earnings.........
Other equity
transactions,
primarily
S-corporation
distributions....      (9,716)
                   -------------
BALANCE, December
31, 1997, as
restated.........    $107,761
Comprehensive
Loss:
 Net loss........     (84,254)
 Translation
  adjustments....       1,269
                   -------------
Comprehensive
 loss............     (82,985)
                   -------------
Treasury stock
 purchase........      (9,133)
Issuance of
 common stock:
Xpedite
 Acquisition.....     345,119
ATS Acquisition..      23,534
Exercise of stock
 options.........       7,329
Income tax
benefit from
exercise of stock
options..........       6,168
                   -------------
BALANCE, December
 31, 1998, as
 restated........    $397,793
                   =============

  Accompanying notes are integral to these consolidated financial statements.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                               1998          1997        1996
                                           ------------- ------------- --------
                                           (As Restated) (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss).......................    $(84,254)     $ (18,428)  $  3,458
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities (excluding effects
  of acquisitions):
  Depreciation and amortization..........     111,840         21,267     14,184
  Gain on disposal of property and
   equipment.............................          13             --         --
  Deferred income taxes..................     (26,467)          (462)    (2,515)
  Restructuring, merger costs and other
   special charges.......................      24,050         54,047         --
  Acquired research and development......      15,500             --     11,030
  Accrued settlement costs...............       1,500          1,500      1,250
  Payments for restructuring, merger
   costs and other special charges.......     (14,954)       (26,616)        --
  Payments for accrued settlement costs..      (1,291)            --         --
  Changes in assets and liabilities:
   Accounts receivable, net..............     4,281         (6,467)     (1,668)
   Prepaid expenses and other............       6,067           (433)    (2,525)
   Accounts payable and accrued
    expenses.............................     (14,037)         2,751     13,675
                                             --------      ---------   --------
    Total adjustments....................     106,502         45,587     33,431
                                             --------      ---------   --------
    Net cash provided by operating
     activities..........................      22,248         27,159     36,889
                                             --------      ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures....................     (61,335)       (33,387)   (21,905)
 Proceeds from disposal of property and
  equipment..............................         569             --         --
 Redemption (purchase) of marketable
  securities, net........................     133,796        (86,669)   (67,182)
 Acquisitions............................     (43,644)       (16,198)    (2,870)
 Strategic alliances and investments.....      (8,259)       (23,801)    (4,777)
 Other...................................         165             --        622
                                             --------      ---------   --------
    Net cash provided by (used in)
     investing activities................      21,292       (160,055)   (96,112)
                                             --------      ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments under borrowing
  arrangements, net......................     (29,848)       (29,469)    (9,547)
 Purchase of common stock................      (9,133)            --         --
 Proceeds from convertible subordinated
  notes..................................          --        172,500         --
 Debt issue costs........................      (1,285)        (6,028)        --
 Shareholder distributions, primarily S-
  corporation distributions..............          --         (9,360)    (3,550)
 Exercise of stock options, net of tax
  withholding payments...................      (5,530)        13,823        317
 Issuance of shareholder note
  receivable.............................          --           (973)        --
 Net proceeds from initial public
  offering...............................          --             --     74,617
 Payment of stock subscriptions
  receivable.............................          --             --      2,437
 Issuance of debt........................          --             --      3,985
 Other...................................        (319)        (1,763)    (1,343)
                                             --------      ---------   --------
Net cash (used in) provided by financing
 activities..............................     (46,115)       138,730     66,916
                                             --------      ---------   --------
Effect of exchange rate changes on cash..          31             --         --
                                             --------      ---------   --------
NET (DECREASE) INCREASE IN CASH AND
 EQUIVALENTS.............................      (2,544)         5,834      7,693
CASH AND EQUIVALENTS, beginning of
 period..................................      21,770         15,936      8,243
                                             --------      ---------   --------
CASH AND EQUIVALENTS, end of period......    $ 19,226      $  21,770   $ 15,936
                                             ========      =========   ========

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

  In February 2000, Premiere announced that, as a result of discussions with the Securities and Exchange Commission, it is required to change its accounting for certain restructuring costs, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges related to Voice-Tel and VoiceCom. These changes primarily relate to the timing of when such costs are recognized in determining net loss and the reclassification of certain restructuring costs, merger costs and other special charges to selling, general and administrative costs and depreciation costs. Accordingly, the Company has restated its 1997 and 1998 annual financial statements and related disclosures. The effect of this restatement is summarized below:

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The impact of the restatement in February 2000, is as follows:

                                                       As previously    As
                                                         reported    restated
                                                       ------------- ---------
                                                        (In thousands, except
                                                           per share data)
As of December 31, 1997
 Current assets.......................................   $ 229,714   $ 226,414
 Property and equipment, net..........................      63,577      66,502
 Total assets.........................................     381,108     379,593
 Current liabilities..................................     101,970      93,508
 Accumulated deficit..................................     (78,638)    (71,691)
  Total shareholders' equity..........................     100,814     107,761

As of December 31, 1998
 Current assets.......................................   $ 127,183   $ 126,832
 Property and equipment, net..........................     134,700     128,716
 Total assets.........................................     802,751     796,416
 Current liabilities..................................     218,363     217,463
 Long term liabilities................................     183,494     181,160
 Accumulated deficit..................................    (152,844)   (155,945)
  Total shareholders' equity..........................     400,894     397,793

For the year ended December 31, 1997
 Selling, general and administrative..................   $ 101,308   $ 105,278
 Depreciation and amortization........................      17,074      21,267
 Restructuring, merger costs and other special
  charges.............................................      73,597      54,047
 Loss before income taxes.............................     (28,787)    (17,400)
 Net loss.............................................     (25,375)    (18,428)
 Basic net loss per share.............................   $   (0.78)  $   (0.57)
 Diluted net loss per share...........................   $   (0.78)  $   (0.57)

For the year ended December 31, 1998
 Selling, general and administrative..................   $ 241,699   $ 247,945
 Depreciation and amortization........................     110,049     111,840
 Restructuring, merger costs and other special
  charges.............................................      15,616      24,050
 Loss before income taxes.............................     (88,960)   (105,431)
 Net loss.............................................     (74,206)    (84,254)
 Basic net loss per share.............................   $   (1.67)  $   (1.90)
 Diluted net loss per share...........................   $   (1.67)  $   (1.90)

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                                                  For the Years Ended December 31
                         -----------------------------------------------------------------------------------
                                    1998                         1997                        1996
                         ---------------------------- ---------------------------- -------------------------
                                   Weighted                     Weighted    Net           Weighted    Net
                                   Average  Net Loss            Average   Income    Net   Average   Income
                         Net Loss   Shares  Per Share Net Loss   Shares  Per Share Income  Shares  Per Share
                         --------  -------- --------- --------  -------- --------- ------ -------- ---------
                                               (in thousands, except per share data)
Net income (loss)....... $(84,254)     --    $  --    $(18,428)     --    $  --    $3,458     --     $ --
Less: Preferred stock
 dividends..............      --       --       --         --       --       --        29     --       --
                         --------   ------   ------   --------   ------   ------   ------  ------    -----
Basic net income
 (loss)................. $(84,254)  44,325   $(1.90)  $(18,428)  32,443   $(0.57)  $3,429  27,670    $0.12
Dilutive Securities
 Stock options..........      --       --       --         --       --       --       --    3,618     0.01
Series A convertible
 redeemable 8%
 cumulative preferred
 stock..................      --       --       --         --       --       --       --      --       --
                         --------   ------   ------   --------   ------   ------   ------  ------    -----
Diluted net income
 (loss)................. $(84,254)  44,325   $(1.90)  $(18,428)  32,443   $(0.57)  $3,429  31,288    $0.11
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

Comprehensive Income

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income. For the year ended December 31, 1998, total comprehensive loss was approximately $(83.0) million. For the years ended December 31, 1997 and 1996, total comprehensive income (loss) approximates net income (loss).

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

Restructuring, Merger Costs And Other Special Charges

  Between the second quarter of 1997 and the fourth quarter of 1998, Premiere made several acquisitions, including the acquisitions of Voice-Tel, VoiceCom and Xpedite. In connection with these acquisitions, management formulated separate plans to exit activities of those acquired companies or to exit activities of existing Premiere operations. Premiere also incurred substantial transaction costs in connection with these acquisitions. Accordingly, Premiere expensed the costs associated with these management plans and the associated transaction costs. In the second quarter of 1997, Premiere recorded costs of $40.0 million in connection with its acquisition of Voice-Tel, which was accounted for as a pooling-of-interests and is now part of the Emerging Enterprise Solutions ("EES") operating unit. In the third quarter of 1997, Premiere recorded costs of $14.1 million in connection with its acquisition of VoiceCom, which was accounted for as a pooling-of-interests and whose operations are now part of the Corporate Enterprise Solutions ("CES") operating unit. In the first quarter of 1998, Premiere recorded costs of $4.5 million associated with management's plan to close existing activities of both the Voice-Tel and VoiceCom acquisitions that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Also in the first quarter of 1998, Premiere expensed costs to exit certain activities existing in its Enhanced Calling Card operations that are currently in the EES operating unit. During the fourth quarter of 1998, Premiere recorded a $17.8 million write-off as part of management's quarterly assessment of the carrying value of its strategic investments. Certain investments were deemed permanently impaired and accordingly written down to fair value. Also, during the fourth quarter of 1998, management recorded an $11.4 million charge in connnection with its reorganization of Premiere into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established during these prior acquisitions resulting in the reduction of $9.7 million of existing restructuring reserves. A detailed discussion of the components of the costs for each of these plans is set forth below.

   Voice-Tel Acquisition

  In the second quarter of 1997, Premiere recorded restructuring, merger costs and other special charges of approximately $40.0 million in connection with its pooling-of-interests with Voice-Tel. These charges result from management's plan to restructure the operations of the Voice-Tel businesses under a consolidated business group model and discontinue its franchise operations. Such amounts consist of $9.5 million of severance and exit costs, $3.1 million of contractual obligations, $17.2 million of transaction obligations, $3.1 million of asset impairments and $7 million of other costs, primarily to exit facilities and certain activities.

  Management initially planned to move the Voice-Tel voice messaging network to the unified messaging platform that Premiere was developing. This transition to the new unified messaging platform was intended to allow for the elimination of 100 voice mail equipment sites.

  This portion of the VoiceTel restructuring plan changed during 1998 for three reasons. First, development of the unified messaging platform was delayed due to system customization issues, which delayed the closing of equipment sites. Second, the voice mail equipment manufacturer developed a Year 2000 software solution and agreed to support Premiere's equipment, which eliminated the need to replace the existing equipment. Third, the Company decided to reorganize into two strategic business units, CES and EES, which would focus on large corporations and smaller enterprises, respectively. Since CES and EES each contained distinct portions of the legacy platforms acquired, management decided to use those legacy platforms rather than complete the unified

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES messaging platform. Therefore, as part of this reorganization, the management for the two new business units determined that their customers would be better served, and Premiere would optimize operating profits, by continuing to use the existing voice mail equipment and maintaining substantially all of the equipment sites.

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

  Asset valuation allowances relate primarily to administrative site equipment and leasehold improvements associated with the closure of various administrative sites in the former franchise organization. Non-cash asset write-down's against this valuation allowance in 1997 and 1998 were $0.4 million and $1.4 million, respectively. Management revised their plan in the fourth quarter of 1998 regarding the plan to close the Cleveland headquarters of Voice-Tel by postponing closure of that site until 1999. Accordingly, management reversed the valuation allowance of $1.3 million associated with this office. Management does not expect any additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of such disposals is approximately $0.9 million.

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

   VoiceCom Acquisition

  In the third quarter of 1997, Premiere recorded restructuring, merger cost and other special charges of approximately $14.1 million in connection with its pooling-of-interests with VoiceCom. These charges resulted from management's plan to restructure VoiceCom's operations by reducing its workforce and exiting certain

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES facilities. Such amounts consist of severance and exit costs of $2.4 million, contractual obligations of $2.3 million, transaction obligations of $2.9 million, asset impairments of $3.1 million and other exit costs, primarily to exit facilities and certain activities of $3.4 million.

  Severance and exit costs are attributable to the termination of 84 employees. Severance and exit costs are cash outlays. In 1997 and 1998, Premiere paid severance and exit costs of $1.2 million and $1.2 million, respectively, on the termination of the 84 employees. Total estimated annualized savings from these terminations is approximately $3.0 million.

  Contractual obligations consist primarily of lease termination costs to exit certain facilities. In 1997 and 1998, Premiere paid contractual obligations associated with these lease terminations of $0.1 million and $1.2 million, respectively. During the fourth quarter of 1998 management completed all lease terminations of certain facilities at lower than expected costs and accordingly reversed any remaining accrued obligations associated with these contracts. Management's revised plans are discussed below under "-- Reorganization of Company into EES and CES Business Units."

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

  Asset valuation allowances relate primarily to certain administrative assets associated with facility closures, all of which were held for disposal. In 1997 and 1998, non-cash write-offs of administrative assets were $2.1 million and $1.0 million, respectively. Management does not expect additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of the disposals is approximately $0.6 million.

  Other costs, primarily to exit facilities and certain activities is related to office closure clean up costs and outplacement service costs associated with termination of employees. All such costs are cash outlays. Premiere paid other costs in 1997 and 1998 of $0.5 million and $2.9 million, respectively.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." Management does not anticipate additional costs beyond 1998 under this existing plan. All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

   Xpedite Acquisition

  In the first quarter of 1998, Premiere recorded restructuring, merger and other special charges of approximately $4.5 million in connection with management's plan to close existing activities of both the Voice-Tel and VoiceCom operations that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Such amounts consist of severance and exit costs of $1.8 million, contractual obligations of $0.4 million, transaction obligations of $0.8 million, asset impairments of $0.7 million and other exit costs of $0.8 million.

  Severance and exit costs consist of the termination of 122 employees associated with administrative, operations and sales functions of Voice-Tel and VoiceCom operations that are duplicative of existing Xpedite operations. The Company paid severance and exit costs of $1.5 million in 1998. Management terminated 122

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES employees with annualized salary savings of approximately $6.0 million. Management does not expect any terminations associated with this plan beyond 1998.

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

  Other exit costs were primarily costs to close former Voice-Tel and VoiceCom facilities that were duplicative to existing Xpedite facilities and not included in either the Voice-Tel or VoiceCom restructuring plans.

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

   Reorganization of Company into EES and CES Business Units

  During the fourth quarter of 1998, management reorganized the Company into two operating units, EES and CES. CES would provide services to corporations with large professional staff with communications needs and EES would provide communications services to small office/home office, multi-level marketing organizations and retail buyers. CES and EES would use the legacy platforms of the merged companies that made them up. CES was comprised of Xpedite, ATS and VoiceCom, which all had large corporate customers. EES would be comprised of the original calling card business of Premiere and the voice-messaging business of Voice-Tel. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. This was driven, in part, by the inability of a third party to assist Premiere in providing a platform that would provide functionality acceptable to the Company's customers, and, in part, due to the lack of cross-selling product offerings from other acquired businesses. Accordingly, management amended or ceased certain exit plans that were originally established in connection with the prior acquisitions discussed above. The reduction of $9.6 million in the fourth

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES quarter of 1998 is comprised of the following expense reversals related to remaining reserves with respect to the following charges: $7.4 million related to the Voice-Tel acquisition, $1.1 million related to the VoiceCom acquisition and $1.1 million related to the Xpedite acquisition. In total, $9.6 million of reserve was reversed, which related to the aggregate of $58.4 million of charges. Offsetting the $9.6 million of reserve reversals in the fourth quarter of 1998 was a fourth quarter charge of $11.4 million that reflected management's revision of the initial restructuring plans established in connection with each acquisition.

  The major portion of the Voice-Tel restructuring plan that was abandoned was the reduction in the number of voice messaging equipment sites from 244 to
144. The impact of the reversal of this reserve was to increase 1998 pretax income by $2.5 million. This portion of the plan was abandoned due primarily to delays in developing a unified messaging platform, development of a year 2000 software solution by the equipment manufacturer, and the reorganization into two business units, EES and CES.

  As a result of the corporate reorganization into two business units, CES and EES, the Company revised its plan to close its Cleveland site, which was initiated as part of the Voice-Tel restructuring plan. This closure plan was behind schedule under the original plan due to the Company's initiatives to close the VoiceCom corporate headquarters into Cleveland first as an overall step to closing the VoiceCom and Voice-Tel headquarters into Premiere's Atlanta Headquarters. Accordingly, new CES and EES management postponed the closure into the first six months of 1999. The Company reversed $1.5 million of reserve under this portion of the Voice-Tel restructuring plan, and established $2.9 million under the new plan. The difference between the two charges is additional severance from increased headcount at the time of the revised plan.

  The fourth quarter 1998 net reduction of $3.4 million in asset valuation allowances is attributable to a reversal of $1.3 million from the Voice-Tel acquisition and a new valuation allowance of $4.7 million under the reorganization of the Company into two business units, EES and CES. The asset valuation allowances not used as part of the Voice-Tel acquisition related to the Cleveland administrative office site that management decided in the fourth quarter of 1998 to postpone closing until 1999.

  Also in the fourth quarter of 1998, the Company reversed $0.6 million of accruals related to transaction costs that were anticipated but ultimately were not incurred.

  The new valuation allowances of $4.7 million related to certain switching equipment associated with the Company's enhanced calling services. This switching equipment was determined to be no longer operational due to the reduced volume of business associated with the enhanced calling services product and is anticipated to be disposed of within twelve months of management's decision. These two switches were purchased by the Company in the second quarter of 1998 but were never placed into service. They remained idle due to the bankruptcy of two license customers that had significant volumes of business with the Company. During the third quarter of 1998 management looked for alternative uses for this equipment including the use in potential prepaid calling card business and international calling card programs. During the fourth quarter of 1998, management reorganized the Company into two business units, CES and EES. The new management of these units decided at that time that forecasted volume for the type of business used for these switches over the switches useful lives would not justify the additional capacity that these switches brought to the Company's network. Either potential buyers would be sought or the switches would be used for spare parts on like switches in the Company's network. Therefore the Company charged a valuation reserve in the fourth quarter of 1998 to reduce the asset carrying value to its estimated scrap value.

  The fourth quarter 1998 net increase of $1.5 million in severance and exit costs is attributable to the reversals of a $3.0 million charge related to the Voice-Tel acquisition and a $0.3 million charge related to the Xpedite acquisition, and the establishment of a $4.8 million charge in connection with the reorganization of the Company into two business units, EES and CES. The severance and exit costs not used as part of the Voice-Tel

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES acquisition relate to management's revision of the plan to exit certain Voice-Tel regional administrative functions and the Voice-Tel corporate headquarters in the fourth quarter of 1998. Under the plan to reorganize into business units, EES aned CES, additional headcount reduction and extended timing of the closures were implemented. Under this revised plan, 48 employees were identified, which was an increase of 20 employees from the original estimate. The annual cost savings from the revised plan is approximately $2.5 million. Management expects completion of these exit activities to take 12 months subsequent to the fourth quarter of 1998. The severance and exit costs not used as part of the first quarter charge relate to management's revision of the plan to exit a certain operational site. Under the revised plan, management intends to exit this site within 12 months subsequent to the fourth quarter of 1998. The annual costs savings from the termination of 19 employees and from this site closure is anticipated to be approximately $1.0 million. The establishment of additional severance and exit costs from various other reserve reversals is a result of management's decision in the fourth quarter of 1998 to terminate 11 managers associated with the acquisitions of Voice-Tel, VoiceCom and Xpedite. The estimated annual cost savings from these terminations is approximately $2.5 million. The severance associated with these managers is expected to be paid over one to three years.

  The fourth quarter 1998 net reduction of $3.5 million in contractual obligations is attributable to a reversal of $2.5 million from the Voice-Tel acquisition, $1.0 million related to the VoiceCom acquisition, $0.4 million related to the Xpedite acquisition and a new charge of $0.4 million taken in connection with the reorganization of the Company into two business units, EES and CES. The contractual obligations not used as part of the Voice-Tel acquisition relate to management's decision not to exit certain equipment sites and the revision of management's plan to exit the Voice-Tel corporate headquarters. The contractual obligations not used as part of the VoiceCom acquisition were attributable to management's ability to sublease the former headquarters of VoiceCom to a third party for the final year of the lease obligation. The charge taken in the fourth quarter is associated with management's plan to exit the Voice-Tel corporate headquarters and a certain Xpedite operational site. Management expects these revised plans to require a cash outlay within the next 12 months.

  The fourth quarter 1998 net reduction of $0.9 million in transaction obligations is attributable to a reversal of $0.6 million from the Voice-Tel acquisition, $0.1 million related to the VoiceCom acquisition and $0.2 million from the Xpedite acquisition. The reversals related to the Voice-Tel, VoiceCom and Xpedite acquisition are related to actual payments being less than anticipated by management's original estimate.

  The fourth quarter 1998 net increase of $1.1 million in other costs, primarily to exit facilities and certain activities, is attributable to a reversal of approximately $28,000 related to the Voice-Tel acquisition, $0.3 million related to the first quarter charge and $1.4 million related to the charge taken as part of the reorganization of the Company into two business units, EES and CES of various other reserve reversals. The reversals related to both the Voice-Tel and first quarter charge are related to actual payments being less than anticipated by management's original estimate. The charge of $1.4 million is attributable to increased estimates of exit costs associated with management's revised plan to terminate approximately 11 managers associated with previous acquisitions, the exit of the Voice-Tel corporate headquarters and the exit of various Voice-Tel regional administrative functions. Management estimates that all such costs will be cash outlays, which will be paid over the next 12 months.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Reserves for restructuring, merger costs and other special costs and charges against operations for each restructuring plan for the years ended December 31, 1997 and 1998 are as follows (in thousands):

                         Accrued                       Accrued                         Reversal  Accrued
                         Costs at    1997              Costs at     1998                  of     Costs at
                         December  Charge To   Costs   December   Charge To    Costs   Accrued   December
Voice-Tel Acquisition    31, 1996 Operations  Incurred 31, 1997  Operations   Incurred  Costs    31, 1998
---------------------    -------- ----------- -------- -------- ------------- -------- --------  --------
Valuation allowance--
 property and
 equipment..............   $ --     $ 3,141   $   428  $ 2,713     $   --      $1,435  $(1,278)    $--
                           ----     -------   -------  -------     ------      ------  -------     ---
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs.................     --       9,514     4,526    4,988         --       2,012   (2,977)     (1)
 Contractual
  obligations...........     --       3,130       446    2,684         --         163   (2,521)     --
 Transaction
  obligations...........     --      17,165    13,051    4,114         --       3,497     (617)     --
 Other..................     --       7,013     6,077      936         --         908      (28)     --
                           ----     -------   -------  -------     ------      ------  -------     ---
Accrued restructuring,
 merger costs and other
 special charges........     --      36,822    24,100   12,722         --       6,580   (6,143)     (1)
                           ----     -------   -------  -------     ------      ------  -------     ---
Total restructuring,
 merger costs and other
 special charges
 activity...............   $ --     $39,963   $24,528  $15,435     $   --      $8,015  $(7,421)    $(1)
                           ====     =======   =======  =======     ======      ======  =======     ===
                         Accrued                       Accrued                         Reversal  Accrued
                         Costs at 1997 Charge          Costs at                           of     Costs at
                         December     To       Costs   December  1998 Charge   Costs   Accrued   December
Voice-Com Acquisition    31, 1996 Operations  Incurred 31, 1997 To Operations Incurred  Costs    31, 1998
---------------------    -------- ----------- -------- -------- ------------- -------- --------  --------
Valuation allowance--
 property and
 equipment..............   $ --     $ 3,142   $ 2,142  $ 1,000     $   --      $1,007  $     7     $--
                           ----     -------   -------  -------     ------      ------  -------     ---
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs.................     --       2,367     1,154    1,213         --       1,213       --      --
 Contractual
  obligations...........     --       2,349       141    2,208         --       1,210     (998)     --
 Transaction
  obligations...........     --       2,850     2,024      826         --         731      (95)     --
 Other..................     --       3,376       524    2,852         --       2,852       --      --
                           ----     -------   -------  -------     ------      ------  -------     ---
Accrued restructuring,
 merger costs and other
 special charges........     --      10,942     3,843    7,099         --       6,006   (1,093)     --
                           ----     -------   -------  -------     ------      ------  -------     ---
Total restructuring,
 merger costs and other
 special charges
 activity...............   $ --     $14,084   $ 5,985  $ 8,099     $   --      $7,013  $(1,086)    $--
                           ====     =======   =======  =======     ======      ======  =======     ===
                         Accrued                       Accrued                         Reversal  Accrued
                         Costs at    1997              Costs at     1998                  of     Costs at
                         December  Charge To   Costs   December   Charge To    Costs   Accrued   December
Xpedite Acquisition      31, 1996 Operations  Incurred 31, 1997  Operations   Incurred  Costs    31, 1998
-------------------      -------- ----------- -------- -------- ------------- -------- --------  --------
Valuation allowance--
 property and
 equipment..............   $ --     $    --   $    --  $    --     $  707      $  707  $    --     $--
                           ----     -------   -------  -------     ------      ------  -------     ---
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs.................     --          --        --       --      1,778       1,485     (293)     --
 Contractual
  obligations...........     --          --        --       --        390          --     (390)     --
 Transaction
  obligations...........     --          --        --       --        833         681     (152)     --
 Other..................     --          --        --       --        827         539     (288)     --
                           ----     -------   -------  -------     ------      ------  -------     ---
 Accrued restructuring,
  merger costs and other
  special charges.......     --          --        --       --      3,828       2,705   (1,123)     --
                           ----     -------   -------  -------     ------      ------  -------     ---
Total restructuring,
 merger costs and other
 special charges
 activity...............   $ --     $    --   $    --  $    --     $4,535      $3,412  $(1,123)    $--
                           ====     =======   =======  =======     ======      ======  =======     ===

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

                           Accrued                      Accrued                      Reversal  Accrued
Management Assessment of   Costs at    1997             Costs at    1998                of     Costs at
Carrying Value of          December Charge To   Costs   December Charge To   Costs   Accrued   December
Strategic Investments      31, 1996 Operations Incurred 31, 1997 Operations Incurred  Costs    31, 1998
------------------------   -------- ---------- -------- -------- ---------- -------- --------  --------
Asset Impairment in
 Strategice Investments..    $ --    $    --   $    --  $    --   $17,777   $17,777  $    --   $    --
                             ----    -------   -------  -------   -------   -------  -------   -------
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs..................      --         --        --       --        --        --       --        --
 Contractual
  obligations............      --         --        --       --        --        --       --        --
 Transaction
  obligations............      --         --        --       --        --        --       --        --
 Other...................      --         --        --       --        --        --       --        --
                             ----    -------   -------  -------   -------   -------  -------   -------
 Accrued restructuring,
  merger costs and other
  special charges........      --         --        --       --        --        --       --        --
                             ----    -------   -------  -------   -------   -------  -------   -------
Total restructuring,
 merger costs and other
 special charges
 activity................    $ --    $    --   $    --  $    --   $17,777   $17,777  $    --   $    --
                             ====    =======   =======  =======   =======   =======  =======   =======
                           Accrued                      Accrued                      Reversal  Accrued
Reorganization of Company  Costs at    1997             Costs at    1998                of     Costs at
into EES and CES Business  December Charge To   Costs   December Charge To   Costs   Accrued   December
Groups                     31, 1996 Operations Incurred 31, 1997 Operations Incurred  Costs    31, 1998
-------------------------  -------- ---------- -------- -------- ---------- -------- --------  --------
Valuation allowance--
 property and equipment..    $ --    $    --   $    --  $    --   $ 4,722   $    --  $    --   $ 4,722
                             ----    -------   -------  -------   -------   -------  -------   -------
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs..................      --         --        --       --     4,837        --       --     4,837
 Contractual
  obligations............      --         --        --       --       417        --       --       417
 Transaction
  obligations............      --         --        --       --        --        --       --        --
 Other...................      --         --        --       --     1,392        --       --     1,392
                             ----    -------   -------  -------   -------   -------  -------   -------
 Accrued restructuring,
  merger costs and other
  special charges........      --         --        --       --     6,646        --       --     6,646
                             ----    -------   -------  -------   -------   -------  -------   -------
Total restructuring,
 merger costs and other
 special charges
 activity................    $ --    $    --   $    --  $    --   $11,368   $    --  $    --   $11,368
                             ====    =======   =======  =======   =======   =======  =======   =======
                           Accrued                      Accrued                      Reversal  Accrued
                           Costs at    1997             Costs at    1998                of     Costs at
                           December Charge To   Costs   December Charge To   Costs   Accrued   December
Consolidated               31, 1996 Operations Incurred 31, 1997 Operations Incurred  Costs    31, 1998
------------               -------- ---------- -------- -------- ---------- -------- --------  --------
Valuation allowance--
 property and equipment..    $ --    $ 6,283   $ 2,570  $ 3,713   $23,206   $20,926  $(1,271)  $ 4,722
                             ----    -------   -------  -------   -------   -------  -------   -------
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs..................      --     11,881     5,680    6,201     6,615     4,710   (3,270)    4,836
 Contractual
  obligations............      --      5,479       587    4,892       807     1,373   (3,909)      417
 Transaction
  obligations............      --     20,015    15,075    4,940       833     4,909     (864)       --
 Other...................      --     10,389     6,601    3,788     2,219     4,299     (316)    1,392
                             ----    -------   -------  -------   -------   -------  -------   -------
 Accrued restructuring,
  merger costs and other
  special charges........      --     47,764    27,943   19,821    10,474    15,291   (8,359)    6,645
                             ----    -------   -------  -------   -------   -------  -------   -------
Total restructuring,
 merger costs and other
 special charges
 activity................    $ --    $54,047   $30,513  $23,534    33,680   $36,217  $(9,630)  $11,367
                             ====    =======   =======  =======             =======  =======   =======
Q4 1998 Reversal of
 Charge..................                                          (9,630)
                                                                  -------
1998 Restructuring merger
 costs and other
 special charges.........                                         $24,050
                                                                  =======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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
                                                                       --------
                                                                       $364,249
                                                                       ========

  The customer lists, developed technology and acquired research and development were valued using the income approach, which consisted of estimating the expected after-tax cash flows to present values through discounting. The discount rates used to value these assets were 20% for the customer lists, 15% for the developed technology and 25% for the acquired research and development. The assembled workforce was valued using a cost approach, which estimates the cost to replace the asset. Acquired research and development costs represents the value assigned to research and development projects in the development stage which had not reached technological feasibility at the date of acquisition or had no alternative future use. The acquired research and development costs were expensed at the date of acquisition.

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

International Acquisitions

  During the second quarter of 1998, the Company acquired two electronic document distribution companies located in Germany and Singapore. The aggregate purchase price of these acquisitions approximates $18 million

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES in cash and liabilities assumed. Both of the acquisitions were accounted for as purchases. Excess purchase price over fair value of net assets acquired of approximately $13 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years.

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

  In connection with this acquisition, the Company allocated approximately $11.0 million of the purchase price to research and development projects which had not yet reached technological feasibility and had no alternate future use. The acquired research and development was valued using the income approach, which consisted of estimating the expected after-tax cash flows attributable to this asset over its life and converting this after-tax cash flow to present value through discounting. The discount rate used was approximately 28%.

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 assume acquisitions completed during 1998 and 1997 which were accounted for as purchases occurred as of January 1, 1997, (in thousands, except per share data).

                                                            1998       1997
                                                          ---------  ---------
   Revenues.............................................. $ 494,982  $ 441,797
   Net loss.............................................. $(106,071) $(105,875)
   Basic net loss per share.............................. $   (2.24) $   (2.43)
   Diluted net loss per shares........................... $   (2.24) $   (2.43)

5. PROPERTY AND EQUIPMENT

  Property and equipment at December 31 is as follows (in thousands):

                                                                1998     1997
                                                              -------- --------
   Computer and telecommunications equipment................. $187,602 $ 99,255
   Furniture and fixtures....................................   11,700    2,123
   Office equipment..........................................   10,931    5,476
   Leasehold improvements....................................   23,064    7,199
   Construction in progress..................................   11,712   13,926
                                                              -------- --------
                                                               245,009  127,979
   Less accumulated depreciation.............................  116,293   61,477
                                                              -------- --------
   Property and equipment, net............................... $128,716 $ 66,502
                                                              ======== ========

  Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):

                                                                  1998   1997
                                                                 ------ -------
   Telecommunications equipment................................. $7,000 $18,345
   Less accumulated depreciation................................  4,973  10,867
                                                                 ------ -------
   Property and equipment, net.................................. $2,027 $ 7,478
                                                                 ====== =======

  Management continually reevaluates the Company's assets with respect to estimated remaining useful lives and whether current events and circumstances indicate an impairment condition exists. In the second quarter of 1997, in connection with the Voice-Tel acquisition, management assessed the remaining useful life of certain voice-mail equipment used in the Voice-Tel network. Based on this assessment, management established a plan

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES to replace this equipment with newer versions and dispose of the acquired equipment within nine months of the acquisition because of Year 2000 compatibility issues. Because these assets could not immediately be taken out of service, management shortened the estimated useful lives from 2.5 years to nine months and depreciation was accelerated to reflect this change. In the third quarter of 1997, in connection with the VoiceCom acquisition, management established a plan to dispose of a certain calling card platform within nine months of the acquisition. As this platform could not immediately be taken out of service, management shortened the estimated useful life from five years to nine months and depreciation was accelerated to reflect this change. Effective in the fourth quarter of 1998, management accelerated depreciation of certain assets by shortening their estimated useful lives. These assets consist of computers and telecommunications equipment associated with certain legacy calling card technology systems which management intends to remove from service in the foreseeable future. The carrying value of such assets approximated $38.1 million at December 31, 1998. Effective in the fourth quarter of 1998, these assets will be amortized over periods ranging from nine months to one year, the anticipated remaining service period. The remaining estimated useful lives of these assets prior to this change ranged from two to five years.

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
                                                                ------- -------
                                                                $28,510 $51,895
                                                                ======= =======

  In November 1996, the Company entered into a strategic alliance agreement with WorldCom, Inc. (predecessor to MCI WorldCom), the second largest long-distance carrier in the United States. Under the agreement, MCI WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with this agreement, the Company issued to MCI WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on the average closing price of Premiere's shares for the five days through the effective date of the transaction, adjusted in consideration of the restrictions placed upon the shares), and paid MCI WorldCom approximately $4.7 million in cash. The Company periodically reviews this asset for impairment and in 1998 determined that a write-down was required based upon management's assessment of revenue levels expected to be derived from this alliance and uncertainties surrounding the merger of WorldCom and MCI in 1998. Accordingly, Premiere recorded a write-down in the carrying value of this investment of approximately $13.9 million in 1998. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the change. Premiere also recorded a write-down of approximately $3.9 million in 1998 in its investment in certain equity securities of DigiTEC 2000. This charge was necessary to reduce the carrying value of this investment to its fair market value. The charge resulted from management's assessment that the decline in value of these securities below their carrying value was not temporary. See also Note 3 "Restructuring, Merger Costs and Other Special Charges."

  Intangible assets and equity investments classified as strategic alliances and investments consist of initiatives funded by the Company to further its strategic plan. These investments and alliances involve emerging technologies, such as the Internet, as well as marketing alliances and outsourcing programs designed to reduce costs and develop new markets and distribution channels for the Company's products. The Company made cash

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES investments of approximately $8.3 million in 1998 to acquire initial or increase existing equity interests in various companies engaged in emerging technologies, such as the Internet. Premiere's investments include minority equity interests in WebMD, a provider of internet-based services to the healthcare industry, USA.NET, a leading provider of outsourced e-mail services, Intellivoice, an entity engaged in developing internet-enabled communications products, VerticalOne, a network-based services provider that increases frequency, duration, and quality of its customers' visits to Web sites and Webforia, a provider of Web services, tools and communities that assist individuals in presenting high quality information from the Internet. Management will continue to make such investments in the future in complementary businesses and other initiatives that further its strategic business plan. All equity investments held by the Company in other organizations represent a less than 20 percent ownership and are being accounted for under the cost method.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

10. FINANCIAL INSTRUMENTS

  The estimated fair value of certain financial instruments at December 31, 1998 and 1997 are as follows:

                                                 1998              1997
                                           ----------------- -----------------
                                           Carrying   Fair   Carrying   Fair
(Dollar amounts in thousands)               Amount   Value    Amount   Value
-----------------------------              -------- -------- -------- --------
Cash and short-term investments........... $ 19,226 $ 19,226 $ 21,770 $ 21,770
Marketable securities.....................   20,769   20,769  154,569  154,569
Revolving loan............................  118,082  118,082      --       --
Convertible subordinated notes (see Note
 9).......................................  172,500   96,169  172,500  181,349
Notes payable, long-term debt and capital
 leases (see Notes 8 and 15)..............    9,091    9,091    9,198    9,198

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  On June 23, 1998, the Company's Board of Directors declared a dividend of one preferred stock purchase right (a "Right") for each outstanding share of the Company's Common Stock. The dividend was paid on July 6, 1998, to the shareholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Junior Participating Preferred Stock, par value $0.01 per share (the "Preferred Shares"), at a price of sixty dollars ($60.00) per one-thousandth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in the Shareholder Protection Rights Agreement, as the same may be amended from time to time, dated as of June 23, 1998, between the Company and SunTrust Bank, Atlanta, as rights agent. The Rights should not interfere with any merger, statutory share exchange or other business combination approved by the Board of Directors since the Rights may be terminated by the Board of Directors at any time on or prior to the close of business ten business days after announcement by the Company that a person has become an Acquiring Person. Thus, the Rights are intended to encourage persons who may seek to acquire control of the Company to initiate such an acquisition through negotiations

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES with the Board of Directors. However, the effect of the Rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain control of the Company.

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

                                                               1998      1997
                                                             ---------  -------
                                                              (in thousands,
                                                             except per share
                                                                   data)
   Net loss
    As reported............................................. $ (84,254) (18,428)
    Pro forma...............................................  (110,476) (25,452)
   Net loss per share
    As reported
     Basic.................................................. $   (1.90) $ (0.57)
     Diluted................................................     (1.90)   (0.57)
    Pro forma
     Basic..................................................     (2.50)   (0.80)
     Diluted................................................     (2.50)   (0.80)

  Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

                                                            1998        1997
                                                         ----------  ----------
   Risk-free interest rate.............................. 4.33%-5.68%       6.30%
   Dividend yield.......................................          0%          0%
   Volatility factor....................................       1.05         .46
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
                                                    ==========       ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  During 1998, the Company leased the use of an airplane on an hourly basis from a limited liability company that is owned 99% by the Company's chief executive officer and 1% by the Company. In connection with this

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES lease arrangement, the Company advanced approximately $270,000 to the limited liability company to pay the expenses of maintaining and operating the airplane. The amount due from the limited liability company is recorded as an account receivable at December 31, 1998.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

  On August 6, 1996, Communications Network Corporation ("CNC"), a licensing customer of the Company, was placed into bankruptcy (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code. On August 23, 1996, CNC filed a motion to intervene in a separate lawsuit brought by a CNC creditor in the United States District Court for the Southern District of New York against certain guarantors of CNC's obligations and to file a third-party action against numerous entities, including such CNC creditor and Premiere Communications, Inc. ("PCI") for alleged negligent misrepresentations of fact in connection with an alleged fraudulent scheme designed to damage CNC (the "Intervention Suit"). The District Court denied CNC's request to intervene and has transferred the remainder of the Intervention Suit to the bankruptcy case. On June 23, 1998, the Bankruptcy Court approved a settlement whereby PCI obtained a release from the trustee and the trustee

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES dismissed the Intervention Suit in consideration of PCI making a cash payment of $1.2 million to the trustee. The Plan was subsequently approved by the Bankruptcy Court on December 8, 1998 and PCI made an additional cash payment of $300,000 to the trustee in January 1999 in consideration of PCI obtaining certain allowed subordinated claims and the Court granting an injunction in PCI's favor against possible nuisance suits relating to the CNC business.

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

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

16. INCOME TAXES

  Income tax provision (benefit) for 1998, 1997 and 1996 is as follows (in thousands):

                                                        1998     1997    1996
                                                      --------  ------  -------
Current:
  Federal............................................ $    --   $  --   $ 3,247
  State..............................................    1,200   1,000      598
  International .....................................    4,090     490       42
                                                      --------  ------  -------
                                                         5,290   1,490    3,887
                                                      --------  ------  -------
Deferred:
  Federal............................................  (20,707)   (644)  (3,303)
  State..............................................   (4,734)     97     (553)
  International......................................   (1,026)     85    1,341
                                                      --------  ------  -------
                                                       (26,467)   (462)  (2,515)
                                                      --------  ------  -------
                                                      $(21,177) $1,028  $ 1,372
                                                      ========  ======  =======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income before income taxes for 1998, 1997 and 1996 is as follows (in thousands):

                                                     1998     1997     1996
                                                   --------  -------  -------
Income taxes at federal statutory rate............ $(36,901) $(5,916) $ 1,951
State taxes, net of federal benefit...............   (2,316)     845      229
Non-deductible merger costs.......................      --     8,390       --
Change in valuation allowance.....................    1,733       --      940
S-corporation earnings not subject to corporate
 level taxes......................................      --    (3,117)  (1,462)
Non-taxable investment income.....................      --    (1,265)    (723)
Establish deferred taxes for non-taxable
 predecessor entities.............................      --     1,207       --
Non-deductible expenses, primarily goodwill
 amortization.....................................   16,307      884      437
                                                   --------  -------  -------
Income taxes at the Company's effective rate ..... $(21,177) $ 1,028  $ 1,372
                                                   ========  =======  =======

  Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                1998     1997
                                                              --------  -------
Deferred tax assets:
  Net operating loss carryforwards........................... $ 53,030  $17,715
  In-process research and development........................    3,680    4,302
  Restructuring and other special charges....................    5,425    8,189
  Accrued liabilities........................................    5,923    3,082
  Other assets ..............................................      --     2,281
                                                              --------  -------
                                                                68,058   35,569
Deferred tax liabilities:
  Intangible assets..........................................  (34,291)   3,826
  Depreciation and amortization..............................   (1,373)  (5,382)
  Other liabilities..........................................   (7,060)     (20)
                                                              --------  -------
                                                               (42,724)  (1,576)
  Valuation allowance .......................................   (6,536)  (8,755)
                                                              --------  -------
  Net deferred tax assets.................................... $ 18,798  $25,238
                                                              ========  =======

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

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Information concerning the operations in these reportable segments is as follows (in millions):

                                                          1998    1997    1996
                                                         ------  ------  ------
Revenues
 Corporate Enterprise Solutions......................... $275.7  $ 55.0  $ 60.0
 Emerging Enterprise Solutions..........................  169.4   174.4   137.5
 Corporate and eliminations (1).........................   (0.3)     --      --
                                                         ------  ------  ------
  Total................................................. $444.8  $229.4  $197.5
                                                         ======  ======  ======
Operating profit
 Corporate Enterprise Solutions......................... $ (6.0) $ 10.6  $  2.0
 Emerging Enterprise Solutions..........................  (17.5)   28.2    17.1
 Corporate and eliminations (1).........................  (26.5)     --      --
 Restructuring, merger and other special charges........  (24.1)  (54.0)     --
 Acquired research and development......................  (15.5)     --   (11.0)
 Accrued settlement costs...............................   (1.5)   (1.5)   (1.3)
                                                         ------  ------  ------
  Total................................................. $(91.1) $(16.7) $  6.8
                                                         ======  ======  ======
EBITDA
 Corporate Enterprise Solutions......................... $ 75.7  $ 13.5  $  5.0
 Emerging Enterprise Solutions..........................   12.5    46.6    28.3
 Corporate and eliminations (1).........................  (26.4)     --      --
                                                         ------  ------  ------
  Total................................................. $ 61.8  $ 60.1  $ 33.3
                                                         ======  ======  ======
Identifiable assets
 Corporate Enterprise Solutions......................... $606.9  $ 13.9  $ 19.5
 Emerging Enterprise Solutions..........................  126.6   153.4   100.9
 Corporate and eliminations (1).........................   62.9   212.3    81.1
                                                         ------  ------  ------
  Total................................................. $796.4  $379.6  $201.5
                                                         ======  ======  ======

--------
(1) Corporate and eliminations is primarily comprised of general and administrative costs associated with the corporate headquarters management infrastructure and revenue eliminations of business transacted between Corporate Enterprise Solutions and Emerging Enterprise Solutions.

  A reconciliation of operating income (loss) and EBITDA to Income (loss) before income taxes is as follows (in millions):

                          1998     1997    1996
                         -------  ------  ------
EBITDA.................. $  61.8  $ 60.1  $ 33.3
Less depreciation and
 amortization...........  (111.8)  (21.3)  (14.2)
Less restructuring,
 merger and other spe-
 cial charges...........   (24.1)  (54.0)     --
Less acquired research
 and development........   (15.5)     --   (11.0)
Less accrued settlement
 costs..................    (1.5)   (1.5)   (1.3)
                         -------  ------  ------
Operating income
 (loss)................. $ (91.1) $(16.7) $  6.8
                         -------  ------  ------
Less interest expense,
 net....................   (14.7)   (0.9)   (1.7)
Plus other income
 (expense), net.........     0.4     0.2    (0.3)
                         -------  ------  ------
Income (loss) before
 income taxes........... $(105.4) $(17.4) $  4.8
                         =======  ======  ======

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES

  Information concerning revenues from groups of similar products and services are as follows (in millions):

                                                            1998   1997   1996
                                                           ------ ------ ------
Enhanced calling services................................. $ 86.5 $ 87.3 $ 52.1
Unified messaging services................................  127.6  138.6  142.4
Conferencing services.....................................   36.9    3.5    3.0
Electronic document distribution services.................  193.8    --     --
                                                           ------ ------ ------
 Total.................................................... $444.8 $229.4 $197.5
                                                           ====== ====== ======

   Information concerning depreciation expense for each reportable segment is as follows (in millions):

                                                            1998   1997   1996
                                                           ------ ------ ------
Corporate Enterprise Solutions............................ $ 20.1 $  2.6 $  2.6
Emerging Enterprise Solutions.............................   26.0   18.7   11.6
Corporate and eliminations................................    0.2    --     --
                                                           ------ ------ ------
 Total.................................................... $ 46.3 $ 21.3 $ 14.2
                                                           ====== ====== ======
  Information concerning capital expenditures for each reportable segment is as follows (in millions):

                                                            1998   1997   1996
                                                           ------ ------ ------
Corporate Enterprise Solutions............................ $ 19.1 $  --  $  --
Emerging Enterprise Solutions.............................   39.9   33.4   21.9
Corporate and eliminations................................    2.3    --     --
                                                           ------ ------ ------
 Total.................................................... $ 61.3 $ 33.4 $ 21.9
                                                           ====== ====== ======

  The following table presents financial information based on the Company's geographic segments for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                           Operating
                                                   Net      Income    Identifiable
                                                 Revenues   (Loss)       Assets
                                                 --------  ---------  ------------
1998
North America................................... 351,929   (110,533)     737,474
Asia Pacific....................................  51,438      7,609       33,736
Europe..........................................  47,347     12,286      191,811
Eliminations....................................  (5,896)      (415)    (166,605)
                                                 -------   --------     --------
 Total.......................................... 444,818    (91,053)     796,416
                                                 =======   ========     ========
1997
North America................................... 225,413    (16,583)     378,066
Asia Pacific....................................   3,939       (131)       1,527
                                                 -------   --------     --------
 Total.......................................... 229,352    (16,714)     379,593
                                                 =======   ========     ========
1996
North America................................... 192,916      7,939      198,403
Asia Pacific....................................   4,558     (1,133)       3,138
                                                 -------   --------     --------
 Total.......................................... 197,474      6,806      201,541
                                                 =======   ========     ========

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

    27.2 Restated Financial Data Schedule for the years ended December 31, 1998 and December 31, 1997.
-------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

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

Date: March 16, 2000

                                   PTEK Holdings, Inc.

                                   /s/ Patrick G. Jones
                                   --------------------------------------------
                                   Patrick G. Jones,

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

 Exhibit NumberDescription
 -------------------------

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

 27.2 Restated Financial Data Schedule for the years ended December 31, 1998 and December 31, 1997.

--------
* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.