Form 10-Q/A
period 1999-09-30
PTEK HOLDINGS INC
filed 2000-03-16
CIK 880804

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

                     Class                   Outstanding at March 15, 2000
                     -----
         Common Stock, $0.01 par value               47,879,846 shares

                               Explanatory Note
                               ----------------

     This Form 10-Q/A is filed to amend certain portions of our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, as filed with the Commission on November 12, 1999, as amended by Form 10-Q/A filed with the Commission on January 18, 2000, in response to comments from the Commission received on February 25, 2000. The accompanying financial statements have been restated to change our accounting for certain restructuring costs, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges related to the acquisitions of Voice-Tel and VoiceCom. These changes primarily relate to the timing of when such costs are recognized in determining net loss and the reclassification of certain restructuring costs, merger costs and other special charges to selling, general and administrative costs and depreciation costs.
The principal affects of these items on the accompanying 1998 and 1997 financial statements are presented in Note 2 to the condensed consolidated financial statements.

     The following interim financial statements included in this Form 10-Q/A have been restated to reflect the changes described above.

     . Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1999;

     . Condensed Consolidated Statements of Operations for the Three and Nine Month periods ended September 30, 1999 and 1998;

     . Condensed Consolidated Statements of Cash Flows for the Nine Month period ended September 30, 1999 and 1998;

     . Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998 (See Note 12);

     . Condensed Consolidated Statements of Operations for the Three and Six Month periods ended June 30, 1999 and 1998 (See Note 12);

     . Condensed Consolidated Statements of Cash Flows for the Six Month periods ended June 30, 1999 and 1998 (See Note 12);

     . Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998 (See Note 12);

     . Condensed Consolidated Statements of Operations for the Three Month periods ended March 31, 1999 and 1998 (See Note 12); and

     . Condensed Consolidated Statements of Cash Flows for the Three Month periods ended March 31, 1999 and 1998 (See Note 12).

     You should read the unaudited interim financial statements and notes thereto included in Item 1 of this Form 10-Q/A and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A.

     On February 15, 2000 we changed our name to PTEK Holdings, Inc. from Premiere Technologies, Inc. The financial statements and the related information herein reflect our name as it was on November 12, 1999 when our Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 was initially filed.

                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                               INDEX TO FORM 10-Q/A

PART I. FINANCIAL INFORMATION                                                                        Page
                                                                                                     ----
      Item 1 Financial Statements
                  Condensed Consolidated Balance Sheets as of September 30, 1999
                  and December 31, 1998 (As Restated)...........................................        3

                  Condensed Consolidated Statements of Operations
                  for the Three and Nine months ended September 30, 1999 and 1998 (As Restated)..       4

                  Condensed Consolidated Statements of Cash Flows
                  for the Nine months ended September 30, 1999 and 1998 (As Restated)............       5

                  Notes to Condensed Consolidated Financial Statements...........................       6
      Item 2 Management's Discussion and Analysis of Financial Condition
                 and Results of Operations  .....................................................      16

SIGNATURES        ...............................................................................      26

EXHIBIT INDEX

                          ITEM 1. FINANCIAL STATEMENTS

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     (As Restated)
                                                                                             September 30,    December 31,
                                                                                                  1999            1998
                                                                                                  -----           ----
                                                                                               (Unaudited)
                                             ASSETS
CURRENT ASSETS
    Cash and equivalents....................................................................    $  10,551     $  19,226
    Marketable securities...................................................................          161        20,769
    Accounts receivable, net................................................................       65,189        55,660
    Prepaid expenses and other..............................................................       10,897         7,940
    Deferred income taxes, net..............................................................       20,675        20,626
                                                                                                ---------     ---------
    Total current assets....................................................................      107,473       124,221
PROPERTY AND EQUIPMENT, NET ................................................................      120,736       131,327
OTHER ASSETS
    Strategic alliances and investments, net................................................       28,526        28,510
    Intangibles, net........................................................................      463,988       492,185
    Deferred income taxes, net..............................................................       21,436             -
    Other assets............................................................................       11,072        20,173
                                                                                                ---------     ---------
                                                                                                $ 753,231     $ 796,416
                                                                                                =========     =========
                                  LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable........................................................................    $  34,061     $  24,270
    Accrued liabilities.....................................................................       52,143        48,817
    Accrued taxes...........................................................................       23,713        16,279
    Revolving loan..........................................................................      140,987       118,082
    Current maturities of long-term debt and capital lease obligations......................        3,734         3,370
    Accrued restructuring, merger costs and other special charges...........................       10,392         6,645
                                                                                                ---------     ---------
           Total current liabilities........................................................      265,030       217,463
                                                                                                ---------     ---------

LONG-TERM LIABILITIES
    Convertible subordinated notes..........................................................      172,500       172,500
    Long-term debt and capital lease obligations............................................        3,183         5,721
    Other accrued liabilities...............................................................        2,864         1,111
    Deferred income taxes, net..............................................................            -         1,828
                                                                                                ---------     ---------
           Total long-term liabilities......................................................      178,547       181,160
                                                                                                ---------     ---------

COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS' EQUITY
      Common stock, $0.01 par value; 150,000,000 shares authorized, 47,934,785 and 46,894,148 shares issued in 1999 and 1998, respectively, and
      46,837,785 and 45,797,148 shares
      outstanding in 1999 and 1998, respectively............................................          479           469
    Additional paid-in capital..............................................................      567,123       562,106
    Treasury stock, at cost ................................................................       (9,133)       (9,133)
    Note receivable, shareholder............................................................         (973)         (973)
    Cumulative translation adjustment.......................................................         (889)        1,269
    Accumulated deficit.....................................................................     (246,953)     (155,945)
                                                                                                ---------     ----------
           Total shareholders' equity.......................................................      309,654       397,793
                                                                                                ---------     ----------
                                                                                                $ 753,231     $ 796,416
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

                                                                           (As Restated)                  (As Restated)
                                                                         Three Months Ended             Nine months Ended
                                                                    September 30,  September 30,   September 30,  September 30,
                                                                        1999          1998             1999           1998
                                                                        ----          ----             ----           ----
                                                                             (unaudited)                  (unaudited)
REVENUE.......................................................         $116,248      $121,540       $343,502         $327,876
TELECOMMUNICATIONS COSTS .....................................           33,175        37,346         97,835          101,336
                                                                       --------      --------      ---------         --------
GROSS PROFIT..................................................           83,073        84,194        245,667          226,540
DIRECT OPERATING COSTS........................................           18,847        16,521         52,060           38,251
                                                                       --------      --------      ---------         --------
CONTRIBUTION MARGIN...........................................           64,226        67,673        193,607          188,289
                                                                       --------      --------      ---------         --------
OTHER OPERATING EXPENSES
    Selling and marketing.....................................           28,521        28,312         83,528           78,871
    General and administrative................................           25,892        18,788         74,383           60,115
    Research and development..................................            3,583         1,605          8,925            3,680
    Depreciation and amortization.............................           44,007        29,308        124,170           73,437
    Restructuring, merger costs and other special charges.....            8,228             -          8,228            4,535
    Acquired research and development.........................                -             -              -           15,500
    Accrued settlement cost...................................                -             -              -            1,500
                                                                       --------      --------      ---------         --------

         Total other operating expenses.......................          110,231        78,013        299,234          237,638
                                                                       --------      --------      ---------         --------
OPERATING LOSS................................................          (46,005)      (10,340)      (105,627)         (49,349)
                                                                       --------      --------      ---------         --------
OTHER INCOME (EXPENSE)
    Interest, net.............................................           (6,751)       (4,520)       (19,065)          (9,942)
    Other, net................................................             (342)          265         13,137               82
                                                                       --------      --------      ---------         --------
         Total other income (expense).........................           (7,093)       (4,255)        (5,928)          (9,860)
                                                                       --------      --------      ---------         --------
LOSS BEFORE INCOME TAXES......................................          (53,098)      (14,595)      (111,555)         (59,209)
INCOME TAX BENEFIT............................................          (11,689)       (2,715)       (20,547)         (11,177)
                                                                       --------      --------      ---------         --------
NET LOSS......................................................         $(41,409)     $(11,880)     $ (91,008)        $(48,032)
                                                                       ========      ========      =========         ========
BASIC NET LOSS PER SHARE......................................         $  (0.89)     $  (0.26)     $   (1.97)        $  (1.10)
                                                                       ========      ========      =========         ========
DILUTED NET LOSS PER SHARE....................................         $  (0.89)     $  (0.26)     $   (1.97)        $  (1.10)
                                                                       ========      ========      =========         ========
WEIGHTED AVERAGE SHARES OUTSTANDING
    BASIC.....................................................           46,546        45,942         46,238           43,836
                                                                       ========      ========      =========         ========
    DILUTED...................................................           46,546        45,942         46,238           43,836
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

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                                     (As Restated)
                                                                                               September 30,  September 30,
                                                                                                   1999           1998
                                                                                                   ----           ----
                                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..........................................................................         $(91,008)       $(48,032)
                                                                                                 --------        --------
     Adjustments to reconcile net loss to cash flows
     from operating activities:
         Depreciation and amortization..................................................          124,170          73,437
         Loss on disposal of property and equipment.....................................                -            (258)
         Deferred income taxes..........................................................          (22,064)        (25,608)
         Restructuring, merger costs and other special charges..........................            8,228           4,535
         Accrued settlement cost .......................................................                -           1,500
         Acquired research and development..............................................                -          15,500
         Payments for restructuring, merger costs and other special charges.............           (4,781)        (12,094)
         Payments for accrued settlement cost...........................................                -          (1,291)
     Changes in assets and liabilities:
         Accounts receivable, net.......................................................           (5,343)           (538)
         Prepaid expenses and other.....................................................           (5,473)          3,855
         Accounts payable and accrued expenses..........................................            7,621           5,842
                                                                                                 --------        --------
         Total adjustments..............................................................          102,358          64,880
                                                                                                 --------        --------
         Net cash provided by operating activities......................................           11,350          16,848
                                                                                                 --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of property and equipment.................................................          (32,555)        (49,973)
     Proceeds from disposal of property and equipment ..................................                -             570
     Redemption of marketable securities, net...........................................           20,614         124,398
     Cash paid for acquired companies, net of cash acquired.............................          (25,901)        (42,946)
     Strategic investments..............................................................           (8,089)         (8,059)
     Other..............................................................................            7,446           1,869
                                                                                                 --------        --------

     Net cash (used in) provided by investing activities................................          (38,485)         25,859
                                                                                                 --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from (payments under) borrowing arrangements, net.........................           17,536         (13,873)
     Purchase of common stock for treasury..............................................                -          (9,133)
     Net funds from exercise of stock options...........................................            1,001          (5,531)
     Other..............................................................................                -            (354)
                                                                                                 --------        --------
         Net cash provided by (used in) financing activities............................           18,537         (28,891)
                                                                                                 --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.................................................              (77)           (272)
                                                                                                 --------        --------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS.........................................           (8,675)         13,544
CASH AND EQUIVALENTS, beginning of period...............................................           19,226          21,770
                                                                                                 --------        --------
CASH AND EQUIVALENTS, end of period.....................................................         $ 10,551        $ 35,314
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

In February 2000, Premiere announced that as a result of discussions with the Securities and Exchange Commission, Premiere is required to change its accounting for certain costs incurred as part of its restructuring, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges taken as part of the restructuring charges related to Voice-Tel and VoiceCom. These changes are primarily to change the timing of when costs are recognized in determining net loss and to reclassify certain restructuring, merger costs and other special charges to selling, general and administrative costs and depreciation costs. Accordingly, the company has restated its 1997 and 1998 annual financial statements and related disclosures and its unaudited interim financial statements.

The impact of the restatement in February 2000, on the unaudited interim financial statements for the period ended September 30, 1999, is as follows:

                                               As previously
                                                  reported       As restated
                                                  --------       -----------
                                                    (In thousands, except
                                                        per share data)

As of December 31, 1998
     Total assets.............................   $  802,751      $   796,416
     Accumulated deficit......................     (152,844)        (155,945)
     Total shareholders' equity...............      400,894          397,793


As of September 30, 1999
     Total assets.............................   $  755,107      $   753,231
     Accumulated deficit......................     (245,852)        (246,953)
     Total shareholders' equity...............      310,755          309,654

For the three months ended September 30, 1998
     Loss before income taxes.................   $  (13,529)     $   (14,595)
     Net loss.................................      (11,229)         (11,880)
     Basic net loss per share.................        (0.24)           (0.26)
     Diluted net loss per share...............        (0.24)           (0.26)

For the three months ended September 30, 1999
     Loss before income taxes.................   $  (54,232)     $   (53,098)
     Net loss.................................      (42,101)         (41,409)
     Basic net loss per share.................        (0.90)           (0.89)
     Diluted net loss per share...............        (0.90)           (0.89)

For the nine months ended September 30, 1998
     Loss before income taxes.................   $  (54,145)     $   (59,209)
     Net loss.................................      (44,941)         (48,032)
     Basic net loss per share.................        (1.03)           (1.10)
     Diluted net loss per share...............        (1.03)           (1.10)

For the nine months ended September 30, 1999
     Loss before income taxes.................   $ (114,832)     $  (111,555)
     Net loss.................................      (93,008)         (91,008)
     Basic net loss per share.................        (2.01)           (1.97)
     Diluted net loss per share...............        (2.01)           (1.97)

See Note 12 "Restatement of Restructuring, Merger Costs and Other Special Charges" in the Notes to Condensed Consolidated Financial Statements for the following restated unaudited interim financial statements: (1.) Condensed Consolidated Balance Sheets as of June 30, 1998, March 31, 1999 and December
31, 1998; (2.) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1999 and 1998; (3.) Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 1999 and 1998; (4.) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998; and (5.) Condensed Consolidated Statements of Cash Flows for the six month periods ended June 30, 1999 and 1998.

The unaudited interim financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A should be read in conjunction with the Company's consolidated financial statements and notes thereto and the Management's Discussion and Analysis of Financial Condition included in the Company's Form 10-K/A filed with the Commission on March 15, 2000. Certain information in this Form 10-Q/A may be superseded by information in the Company's Form 10-K/A.

Acceleration of Depreciation and Amortization

In the fourth quarter of 1998, the Company accelerated depreciation of certain assets by shortening their estimated useful lives. These assets consist of computers and telecommunications equipment associated with certain legacy technology systems, primarily retail calling cards assets and certain voice-mail equipment, which management intends to remove from service in the foreseeable future. Effective in the fourth quarter of 1998, these assets are being amortized over periods ranging from nine months to one year, the anticipated remaining service period. Prior to the change, such assets were being amortized over estimated lives ranging from two to five years.

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

5.       COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments represent the Company's only component of other comprehensive income (loss) in the nine month periods ended September 30, 1999 and 1998. For the three month periods ended September 30, 1999 and 1998, total comprehensive loss was approximately $(43.6) million and $(11.2) million, respectively. For the nine month periods ended September 30, 1999 and 1998, total comprehensive loss was $(93.2) million and $(47.2) million, respectively.

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

The following unaudited pro forma consolidated results of operations assumes the acquisitions made by the Company in 1998 and 1999 which were accounted for as purchases occurred on January 1, 1998. Pro forma adjustments consist of amortization of intangible assets acquired and interest reflecting cash paid in the acquisitions (amounts in thousands):


                                          Three Months Ended           Nine Months Ended
                                          ------------------           -----------------
                                     September 30,   September 30,  September 30,  September 30,
                                           1999          1998           1999            1998
                                           ----          ----           ----            ----
Revenues...........................      $116,439      $126,991       $355,988        $394,653
Net loss...........................       (41,956)      (13,433)       (95,064)        (68,034)
Basic net loss per share...........         (0.91)        (0.28)         (2.05)          (1.47)
Diluted net loss per share.........         (0.91)        (0.28)         (2.05)          (1.47)

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

In the fourth quarter of 1998, Premiere recorded a charge of $11.4 million to reorganize the Company into two business segments that focus on specific groups of customers. These segments were named Emerging Enterprise Solutions ("EES") and Corporate Enterprise Solutions ("CES"), EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.8 million of severance, $4.7 million of asset impairments, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

In the first quarter of 1998, Premiere recorded a charge of approximately $4.5 million to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consisted of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits were provided for termination of 122 employees. These actions resulted from management's plan to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite.

Activity in accrued costs for restructuring, merger costs and other special charges for each charge during the nine month period ended September 30, 1999 is as follows (amounts in thousands):


                                                                        Accrued                    Accrued
                                                                         Costs                      Costs
                                                                     December 31,     Costs      September 30,
Fourth Quarter 1998 Charge                                               1998        Incurred        1999
--------------------------                                               ----        --------        ----
Severance..........................................................    $ 4,837        $2,316        $2,521
Asset impairments..................................................      4,722           300         4,422
Restructure or terminate contractual obligations...................        417           206           211
Other costs, primarily to exit facilities and certain activities...      1,391           873           518
                                                                       -------        ------        ------
                                                                       $11,367        $3,695        $7,672
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
                                                                        =====         ======      ======         ======

                                                                       Accrued         Third                   Accrued
                                                                         Costs        Quarter                   Costs
                                                                     December 31,      1999       Costs      September 30,
Consolidated Charge                                                      1998         Charge     Incurred        1999
-------------------                                                      -----        ------     ---------       ----
Severance..........................................................      $ 4,837      $7,320      $2,902        $ 9,255
Restructure or terminate contractual obligations...................          417         708         706            419
Other costs, primarily to exit facilities and certain activities...        1,391         200         873            718
                                                                         -------      ------      ------        -------
Accrued restructuring, merger costs and other special charges
    in current liabilities.........................................        6,645       8,228       4,481         10,392

Accrued asset impairments reserved in property and equipment.......        4,722          -          300          4,422
                                                                         -------      ------      ------        -------

Total accrued restructuring merger costs and other special charges.      $11,367      $8,228      $4,781        $14,814
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

Information concerning the operations in these reportable segments for the three and nine months ended September 30, 1999 and 1998 is as follows (in millions):

                                                                         Three Months                   Nine Months
                                                                      ended September 30,           ended September 30,
                                                                      -------------------          -------------------
                                                                    1999              1998            1999          1998
REVENUES:
         Corporate Enterprise Solutions.......................     $ 86.1          $ 82.3          $251.8        $197.4
         Emerging Enterprise Solutions........................       30.2            39.3            91.9         130.6
         Corporate and eliminations (1).......................        (.1)            (.1)            (.2)          (.1)
                                                                   ------          ------          ------        ------
         Totals...............................................     $116.2          $121.5          $343.5        $327.9
                                                                   ======          ======          ======        ======

EBITDA:
         Corporate Enterprise Solutions.......................     $ 19.7          $ 22.0          $ 60.1        $ 53.0
         Emerging Enterprise Solutions........................       (2.2)            0.5             1.2           6.7
         Corporate and eliminations (1).......................      (11.3)           (3.5)          (34.6)        (14.1)
                                                                   ------          ------          ------        ------
         Subtotal.............................................        6.2            19.0            26.7          45.6
         Restructuring, merger costs and other special charges       (8.2)              -            (8.2)         (4.5)
         Acquired research and development....................          -               -               -         (15.5)
         Accrued settlement cost..............................          -               -               -          (1.5)
                                                                        -               -               -             -
                                                                   ------          ------          ------        ------
         Totals...............................................     $ (2.0)         $ 19.0          $ 18.5        $ 24.1
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

12.  RESTATEMENT OF RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

In February 2000, Premiere announced that as a result of discussions with the Securities and Exchange Commission, Premiere is required to change its accounting for certain costs incurred as part of its restructuring, merger costs and other special charges. These charges primarily affect certain asset impairment charges and contractual obligation charges taken as part of the restructuring charges related to Voice-Tel and VoiceCom. These changes are primarily to change the timing of when costs are recognized in determining net loss and to reclassify certain restructuring, merger costs and other special charges to selling, general and administrative costs and depreciation costs. Accordingly, the Company has restated its 1997 and 1998 annual financial statements and related disclosures and its unaudited interim financial statements in 1998 and 1999. The following statements reflect restatements for the above discussion: (1.) Condensed Consolidated Balance Sheets as of June 30, 1999, March 31, 1999 and December 31, 1998; (2.) Condensed Consolidated Statements of Operations for the three month periods ended March 31, 1999 and 1998, three month periods ended June 30, 1999 and 1998 and six month periods ended June 30, 1999 and 1998; and (3.) Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and 1998 and six month periods ended June 30, 1999 and 1998.

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                            (As Restated)
                                                        March 31,   December 31,
                                                          1999         1998
                                                        ---------    ---------
                                                       (Unaudited)


                                    ASSETS
CURRENT ASSETS
 Cash and equivalents ................................  $  15,673    $  19,226
 Marketable securities ...............................      2,919       20,769
 Accounts receivable, net ............................     57,573       55,660
 Prepaid expenses and other ..........................     10,398        7,940
 Deferred income taxes, net ..........................     25,025       20,626
                                                        ---------    ---------
     Total current assets ............................    111,588      124,221


PROPERTY AND EQUIPMENT, NET ..........................    121,421      131,327

OTHER ASSETS
 Strategic alliances and investments, net ............     28,364       28,510
 Intangibles, net ....................................    469,150      492,185
 Other assets ........................................     20,246       20,173
                                                        ---------    ---------
                                                        $ 750,769    $ 796,416
                                                        =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable ....................................  $  24,466    $  24,270
 Accrued liabilities .................................     44,398       48,817
 Accrued taxes .......................................     20,894       16,279
 Revolving loan.......................................    102,630      118,082
 Current maturities of long-term debt and
   capital lease obligations .........................      1,875        3,370
 Accrued restructuring, merger costs
   and other special charges .........................      6,234        6,645
                                                        ---------    ---------
     Total current liabilities .......................    200,497      217,463
                                                        ---------    ---------

LONG-TERM LIABILITIES
 Convertible subordinated notes ......................    172,500      172,500
 Long-term debt and capital lease obligations ........      2,967        5,721
 Other accrued liabilities ...........................      1,008        1,111
 Deferred income taxes, net ..........................      1,856        1,828
                                                        ---------    ---------
     Total long-term liabilities .....................    178,331      181,160
                                                        ---------    ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares
   authorized, 47,166,147 and 46,894,148 shares
   issued in 1999 and 1998, respectively, and
   46,069,147 and 45,797,148 shares outstanding in
   1999 and 1998, respectively .......................        472          469
 Additional paid-in capital ..........................    562,473      562,106
 Treasury stock, at cost .............................     (9,133)      (9,133)
 Note receivable, shareholder ........................       (973)        (973)
 Cumulative translation adjustment ...................       (541)       1,269
 Accumulated deficit .................................   (180,357)    (155,945)
                                                        ---------    ---------
     Total shareholders' equity ......................    371,941      397,793
                                                        ---------    ---------
                                                        $ 750,769    $ 796,416
                                                        =========    =========

                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                            (As Restated)
                                                         1999            1998
                                                         ----            ----
                                                              (Unaudited)

REVENUES .......................................       $112,809        $ 84,901
TELECOMMUNICATIONS COSTS .......................         32,456          26,370
                                                       --------        --------
GROSS PROFIT ...................................         80,353          58,531
DIRECT OPERATING COSTS .........................         15,742           5,942
                                                       --------        --------
CONTRIBUTION MARGIN ............................         64,611          52,589
                                                       --------        --------
OTHER OPERATING EXPENSES
 Selling and Marketing .........................         24,124          21,149
 General and administrative ....................         22,110           9,033
 Depreciation and amortization .................         39,167          14,911
 Restructuring, merger costs and
   other special charges .......................             --           4,535
 Acquired research and development .............             --          15,500
 Accrued settlement cost .......................             --           1,500
                                                       --------        --------
     Total other operating expenses ............         85,401          66,628
                                                       --------        --------

OPERATING LOSS .................................        (20,790)        (14,039)
                                                       --------        --------

OTHER INCOME (EXPENSE)
 Interest, net .................................         (5,596)         (1,480)
 Other, net ....................................           (445)           (112)
                                                       --------        --------
     Total other income (expense) ..............         (6,041)         (1,592)
                                                       --------        --------

LOSS BEFORE INCOME TAXES .......................        (26,831)        (15,631)
INCOME TAX BENEFIT .............................         (2,419)         (2,713)
                                                       --------        --------

NET LOSS .......................................       $(24,412)       $(12,918)
                                                       ========        ========

BASIC NET LOSS PER SHARE .......................       $  (0.53)       $  (0.33)
                                                       ========        ========
DILUTED NET LOSS PER SHARE .....................       $  (0.53)       $  (0.33)
                                                       ========        ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC .........................................         45,998          39,493
                                                       ========        ========
 DILUTED .......................................         45,998          39,493
                                                       ========        ========


                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (IN THOUSANDS)


                                                              (As Restated)
                                                            1999         1998
                                                            ----         ----
                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss ..........................................     $(24,412)     $(12,918)
 Adjustments to reconcile net loss to cash
 flows from operating activities:
   Depreciation and amortization ...................       39,167        14,911
   Deferred income taxes ...........................       (3,022)       (7,884)
   Restructuring, merger costs and other
     special charges ...............................           --         4,535
   Accrued settlement cost .........................           --         1,500
   Acquired research and development ...............           --        15,500
   Payments for restructuring, merger costs
     and other special charges .....................         (412)       (7,644)
 Changes in assets and liabilities:
   Accounts receivable, net ........................       (2,024)       (5,236)
   Prepaid expenses and other ......................         (363)         (241)
   Accounts payable and accrued expenses ...........         (351)        5,697
                                                         --------      --------
          Total adjustments ........................       32,995        21,138
                                                         --------      --------
          Net cash provided by operating activities.        8,583         8,220
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment ................      (10,623)      (13,644)
 Proceeds from disposal of property
   and equipment ...................................           --           107
 Redemption of marketable securities, net ..........       17,850        29,846
 Cash paid for acquired companies, net
   of cash acquired ................................         (182)         (883)
 Strategic investments .............................       (1,000)       (3,000)
 Other .............................................       (1,527)           --
                                                         --------      --------
          Net cash provided by investing activities.        4,518        12,426
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments under borrowing arrangements .............      (16,717)       (4,458)
 Debt issue costs ..................................           --           (35)
 Net funds from exercise of stock options ..........          273        (8,551)
 Other .............................................           --          (319)
                                                         --------      --------
          Net cash used in financing activities ....      (16,444)      (13,363)
                                                         --------      --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............         (210)           --
                                                         --------      --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS ....       (3,553)        7,283
CASH AND EQUIVALENTS, beginning of period ..........       19,226        21,770
                                                         --------      --------

CASH AND EQUIVALENTS, end of period ................     $ 15,673      $ 29,053
                                                         ========      ========


                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                (As Restated)
                                                           June 30,    December 31,
                                                             1999         1998
                                                          ----------   -----------
                                                          (Unaudited)
                               ASSETS
CURRENT ASSETS
  Cash and equivalents...................................   $  14,141  $   19,226
  Marketable securities..................................         162      20,769
  Accounts receivable, net...............................      62,307      55,660
  Prepaid expenses and other.............................      13,015       7,940
  Deferred income taxes, net.............................      20,675      20,626
                                                            ---------  ----------
      Total current assets...............................     110,300     124,221

PROPERTY AND EQUIPMENT, NET.............................      123,409     131,327

OTHER ASSETS
  Strategic alliances and investments, net..............       31,720      28,510
  Intangibles, net......................................      476,387     492,185
  Deferred income taxes, net............................        9,444           -
  Other assets..........................................       12,478      20,173
                                                            ---------  ----------
                                                            $ 763,738  $  796,416
                                                            =========  ==========
                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable......................................    $  27,359  $   24,270
  Accrued liabilities...................................       53,073      48,817
  Accrued taxes.........................................       22,906      16,279
  Revolving loan........................................      126,064     118,082
  Current maturities of long-term debt and
      capital lease obligations.........................        1,418       3,370
  Accrued restructuring, merger costs
      and other special charges.........................        5,324       6,645
                                                            ---------  ----------
      Total current liabilities.........................      236,144     217,463
                                                            ---------  ----------

LONG-TERM LIABILITIES
  Convertible subordinated notes........................      172,500     172,500
  Long-term debt and capital lease obligations..........        5,521       5,721
  Other accrued liabilities.............................          877       1,111
  Deferred income taxes, net ...........................            -       1,828
                                                            ---------  ----------
      Total long-term liabilities.......................      178,898     181,160
                                                            ---------  ----------

COMMITMENTS AND CONTINGENCIES (Note 10)                             -           -

SHAREHOLDERS' EQUITY
  Common stock, $0.01 par value; 150,000,000 shares
      authorized, 47,351,337 and 46,894,148 shares
      issued in 1999 and 1998, respectively, and
      46,254,337 and 45,797,148 shares
      outstanding in 1999 and 1998, respectively........          474         469
  Additional paid-in capital............................      562,653     562,106
  Treasury stock, at cost ..............................       (9,133)     (9,133)
  Note receivable, shareholder .........................         (973)       (973)
  Cumulative translation adjustment.....................        1,221       1,269
  Accumulated deficit...................................     (205,546)   (155,945)
                                                            ---------  ----------
      Total shareholders' equity........................      348,696     397,793
                                                            ---------  ----------
                                                            $ 763,738  $  796,416
                                                            =========  ==========


                 PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     (As Restated)           (As Restated)
                                                                   Three Months Ended       Six Months Ended
                                                                  June 30,      June 30,   June 30,   June 30,
                                                                    1999         1998       1999       1998
                                                                  -------      --------   --------    -------
                                                                       (unaudited)             (unaudited)
REVENUE..................................................          $114,444    $121,435   $227,253    $206,336
TELECOMMUNICATIONS COSTS ................................            32,204      35,778     64,660      62,148
                                                                  ---------    --------   --------    --------
GROSS PROFIT.............................................            82,240      85,657    162,593     144,188
DIRECT OPERATING COSTS...................................            17,472      15,062     33,214      21,049
                                                                  ---------    --------   --------    --------
CONTRIBUTION MARGIN......................................            64,768      70,595    129,379     123,139
                                                                  ---------    --------   --------    --------
OTHER OPERATING EXPENSES
  Selling and Marketing..................................            30,882      30,098     55,006      51,246
  General and administrative.............................            31,762      36,210     53,872      45,198
  Depreciation and amortization..........................            40,996      29,257     80,163      44,169
  Restructuring, merger costs and other special charges..                 -           -          -       4,535
  Acquired research and development......................                 -           -          -      15,500
  Accrued settlement cost................................                 -           -          -       1,500
                                                                  ---------    --------   --------    --------
     Total other operating expenses......................           103,640      95,565    189,041     162,148
                                                                  ---------    --------   --------    --------
OPERATING LOSS...........................................           (38,872)    (24,970)   (59,662)    (39,009)
                                                                  ---------    --------   --------    --------
OTHER INCOME (EXPENSE)...................................
  Interest, net..........................................            (6,420)     (3,942)   (12,016)     (5,422)
  Other, net.............................................            13,664         (71)    13,219        (183)
                                                                  ---------    --------   --------    --------
     Total other income (expense)........................             7,244      (4,013)     1,203      (5,605)
                                                                  ---------    --------   --------    --------
LOSS BEFORE INCOME TAXES.................................           (31,628)    (28,983)   (58,459)    (44,614)
INCOME TAX BENEFIT.......................................            (6,439)     (5,749)    (8,858)     (8,462)
                                                                  ---------    --------   --------    --------
NET LOSS.................................................          $(25,189)   $(23,234)  $(49,601)   $(36,152)
                                                                  =========    ========   ========    ========

BASIC NET LOSS PER SHARE.................................          $  (0.55)   $  (0.50)  $  (1.08)   $  (0.85)
                                                                  =========    ========   ========    ========
DILUTED NET LOSS PER SHARE...............................          $  (0.55)   $  (0.50)  $  (1.08)   $  (0.85)
                                                                  =========    ========   ========    ========
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC..................................................            46,168      46,074     46,083      42,784
                                                                  =========    ========   ========    ========
  DILUTED................................................            46,168      46,074     46,083      42,784
                                                                  =========    ========   ========    ========



                  PREMIERE TECHNOLOGIES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)



                                                                      (As Restated)
                                                                  June 30,      June 30,
                                                                    1999          1998
                                                                    ----          ----
                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss...................................................    $(49,601)      $(36,152)
  Adjustments to reconcile net loss to cash flows
   from operating activities:
     Depreciation and amortization...........................      80,163         44,169
     Deferred income taxes...................................      (9,941)       (18,056)
     Restructuring, merger costs and other special
      charges................................................                      4,535
     Accrued settlement cost ................................           -          1,500
     Acquired research and development.......................           -         15,500
     Payments for restructuring, merger costs and
      other special charges..................................      (1,622)        (9,574)
  Changes in assets and liabilities:
     Accounts receivable, net................................      (2,269)           899
     Prepaid expenses and other..............................      (8,479)         2,536
     Accounts payable and accrued expenses...................       4,299          8,910
                                                                 --------       --------
          Total adjustments..................................      62,151         50,419
                                                                 --------       --------
          Net cash provided by operating activities..........      12,550         14,267
                                                                 --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment.........................     (20,791)       (31,688)
  Proceeds from disposal of property and equipment ..........           -            107
  Redemption of marketable securities, net...................      20,613        102,581
  Cash paid for acquired companies, net of cash
   acquired..................................................     (24,047)       (39,900)
  Strategic investments......................................      (8,089)        (8,019)
  Other......................................................       7,407            105
                                                                 --------       --------
          Net cash (used in) provided by investing
            activities.......................................     (24,907)        23,186
                                                                 --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (payments under) borrowing
   arrangements, net.........................................       6,307         (6,741)
  Purchase of common stock for treasury......................           -         (2,619)
  Net funds from exercise of stock options...................         970         (2,150)
  Other......................................................           -           (354)
                                                                 --------       --------
          Net cash provided by (used in) financing activities.      7,277        (11,864)
                                                                 --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH......................          (5)          (350)
                                                                 --------       --------
NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS..............      (5,085)        25,239
CASH AND EQUIVALENTS, beginning of period....................      19,226         21,770
                                                                 --------       --------
CASH AND EQUIVALENTS, end of period..........................    $ 14,141       $ 47,009
                                                                 ========       ========

13.  SUBSEQUENT EVENT

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

In February 2000, Premiere announced that as a result of discussions with the Securities and Exchange Commission, Premiere is required to change its accounting for certain costs incurred as part of its restructuring, merger costs and other special charges. Theses charges primarily affect certain asset impairment charges and contractual obligation charges taken as part of the restructuring charges related to Voice-Tel and VoiceCom. These charges are primarily to change the timing of when costs are recognized in determining net loss and to reclassify certain restructuring, merger costs and other special charges to selling, general and administrative costs and depreciation costs. Accordingly, the Company has restated its 1997 and 1998 annual financial statements and related disclosures and its unaudited interim financial statements in 1998 and 1999 as outlined in Note 12 "Restatement of Restructuring, merger and other special Charges" in the notes to the Condensed Consolidated Financial Statements.

The unaudited interim financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 2 of this Form 10-Q/A should be read in conjunction with the Company's consolidated financial statements and notes thereto and the Management's Discussion and Analysis of Financial Condition included in the Company's Form 10-K/A filed with the Commission on March 15, 2000. Certain information in this Form 10-Q/A may be superseded by information in the Company's Form 10-K/A.

ANALYSIS OF OPERATING RESULTS

Overview

The following table presents certain financial information about the Company's strategic business groups for the three and nine months ended September 30 (amounts in millions):


                                                                         Three months                  Nine months
                                                                      ended September 30,           ended September 30,
                                                                      -------------------           -------------------
                                                                    1999              1998           1999       1998
REVENUES:
         Corporate Enterprise Solutions.......................     $ 86.1          $ 82.3          $251.8        $197.4
         Emerging Enterprise Solutions........................       30.2            39.3            91.9         130.6
         Corporate and eliminations...........................        (.1)            (.1)            (.2)          (.1)
                                                                   ------          ------          ------        ------
         Totals...............................................     $116.2          $121.5          $343.5        $327.9
                                                                   ======          ======          ======        ======

EBITDA:
         Corporate Enterprise Solutions.......................     $ 19.7          $ 22.0          $ 60.1        $ 53.0
         Emerging Enterprise Solutions........................       (2.2)            0.5             1.2           6.7
         Corporate and eliminations...........................      (11.3)           (3.5)          (34.6)        (14.1)
                                                                   ------          ------         -------        ------
         Subtotal.............................................        6.2            19.0            26.7          45.6
         Restructuring, merger costs and other special charges       (8.2)              -            (8.2)         (4.5)
         Acquired research and development....................          -               -               -         (15.5)
         Accrued settlement cost..............................          -               -               -          (1.5)
                                                                   ------          ------         -------        ------
         Totals...............................................     $(2.0)           $19.0           $18.5         $24.1
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

Selling and marketing costs increased to $28.5 million or 24.5% of revenues in the three months ended September 30, 1999 as compared with $28.3 million or 23.3% of revenues in the same period of 1998, and increased to $83.5 million or 24.3% of revenues in the nine months ended September 30, 1999, as compared with $78.9 million or 24.1% of revenues in the same period of 1998. Increased selling and marketing costs in the third quarter of 1999 as compared with the same period in 1998 result largely from the continuation of Orchestrate(R) branding initiatives which began in the second quarter of 1999 in which Premiere introduced its suite of Unified Messaging services in selected markets. Increases in selling and marketing costs for the nine months ended September 30, 1999 as compared with the year ago period were driven primarily by the inclusion of Xpedite and ATS in the Company's consolidated financial statements subsequent to their acquisition in 1998 and the Orchestrate(R) branding initiatives.

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

General and administrative costs were 22.3% of revenues for the three months ended September 30, 1999, as compared with 15.5% of revenues for the same period in 1998, and 21.7% of revenues for the nine months ended September 30, 1999, compared with 18.3% of revenues for the same period in 1998. During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. In connection with these grants, the Company recorded non-cash expenses of $8.9 million in the second quarter of 1999 and $2.7 million in the third quarter of 1999 related to the partial vesting of these grants. The Company will be required to record additional non-cash charges of $1.5 million in the fourth quarter of 1999 and $1.6 million thereafter reflecting the vesting period associated with these grants. In the second quarter of 1998, the Company recorded $16.1 million of non-recurring costs, reflecting approximately $8.4 million of charges associated with uncollectible accounts receivable related primarily to two financially distressed customers, $2.3 million of start-up costs, primarily executive compensation, incurred in the start-up of its Orchestrate.com, Inc. subsidiary, $1.5 million related to stay bonuses earned in connection with the post-merger period of the Xpedite acquisition and $3.9 million of asset impairment and other costs. Excluding the costs set forth above, general and administrative costs increased to $23.1 million or 20% of revenues in the third quarter of 1999, as compared with $18.8 million or 15.5% of revenues in the same period of 1998, and increased to $62.8 million or 18.3% of revenues in the nine months ended September 30, 1999, as compared with $44.0 million or 13.4% of revenues in the same period of 1998. Contributing to the increase in these costs as a percent of revenues, was the Company's aggressive expansion of its management infrastructure in 1998 to more effectively support anticipated growth in its business. These actions included hiring additional senior level managers and expanding its corporate headquarters facilities throughout 1998. On a year-to-date basis, the acquisition of Xpedite in February 1998 and ATS in April 1998 added incremental general and administrative costs in comparing 1999 with 1998.

Depreciation and amortization was $44.0 million for three month period ended September 30, 1999, as compared with $29.3 million for the same period in 1998 and $124.2 million for the nine month period ended September 30, 1999, as compared with $73.4 million for the same period in 1998. Depreciation and amortization increased in 1999 mainly due to changes in depreciable lives for certain assets and goodwill. Amortization and depreciation of certain operating and intangible assets were accelerated, effective in the fourth quarter of 1998, following a reduction in the estimated useful lives of such assets. This action was based on a reassessment of the utility of such assets by Premiere's management. The affected assets consist of goodwill and other intangible assets and computer and telecommunications equipment associated with certain legacy technology systems, the use of which is expected to be discontinued in the foreseeable future. Such assets are being amortized over lives ranging from one to seven years, effective in the fourth quarter of 1998, as compared with lives ranging from five to 40 years prior to the change.

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

RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

In the first quarter of 1998, Premiere recorded a charge of approximately $4.5 million to restructure the operations of Premiere and Xpedite subsequent to their merger. Such costs consist of severance associated with workforce reduction, lease termination costs, costs to terminate certain contractual obligations and asset impairments. Severance benefits have been provided for termination of 122 employees. These actions resulted from management's plans to reduce sales, operations and administrative headcount by exiting duplicative and underperforming operations. Premiere has also provided for lease termination and clean-up costs associated with these facilities and operations. In addition, the Company provided for costs associated with commitments under certain advertising contracts from which the Company was generating no incremental revenue and for costs to terminate certain unfavorable reseller agreements. Although certain restructuring actions were being contemplated at the acquisition date, definitive plans for such actions were not formalized until after such date. Accordingly, there were no exit costs included in the purchase price allocation of Xpedite. As of December 31, 1998, all 122 employees had been terminated.

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

In the fourth quarter of 1998, Premiere recorded a charge of $11.4 million to reorganize the Company into two business segments that focus on specific groups of customers. These segments were named Emerging Enterprise Solutions ("EES") and Corporate Enterprise Solutions ("CES"). EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.8 million of severance, $4.7 million of asset impairments, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

As part of this reorganization, Premiere identified 59 employees to terminate. These employees included administrative personnel from the Company's Cleveland headquarters for the previous Voice-Tel and VoiceCom entities, personnel from customer service centers from eight locations and executive management from the acquired companies that were not part of the original restructuring plans or their termination was delayed. As of September 30, 1999, all 59 employees have been terminated, and the remaining severance reserve established relates to severance to be paid in installments over the next 31 months to former members of executive management.

Asset impairments primarily relate to two switches that were purchased by the Company in the second quarter of 1998 but were never placed into service. They remained idle due to the bankruptcy of two license customers that had significant volumes of business with the Company. During the third quarter of 1998, management looked for alternative uses for this equipment, including the use in potential prepaid calling card business and international calling card programs. During the fourth quarter of 1998, management reorganized the Company into two business units, CES and EES. The new management of these units decided at that time that forecasted volume for the type of business used for these switches over the switches' useful lives would not justify the additional capacity that these switches brought to the Company's network. Either potential buyers would be sought or the switches would be used for spare parts on other like switches in the Company's network. The Company anticipates that any offer would not exceed spare parts value. Therefore, the Company charged a valuation reserve in the fourth quarter of 1998 to reduce the asset carrying value to its estimated scrap value. As of September 30, 1999, the Company is still talking to potential buyers; however, due to Year 2000 non compliance issues and the advent of more technologically sophisticated switches on the market, the Company has not yet received an offer. A decision to convert to spare parts or sell will be made by the Company in the fourth quarter of 1999.

Contractual obligations consist of lease termination costs related to a switching site associated with one of the above mentioned switches and the termination of the lease obligation of the Cleveland headquarters. Management has incurred costs to date in terminating the lease obligation of its Cleveland headquarters and is currently in negotiations that will be finalized in the fourth quarter of 1999 to terminate its lease obligations with its idle switching site. The Company may be able to reduce the expected lease termination impact if a successful negotiation occurs.

Other exit costs are primarily to exit the facilities of the customer service sites, Cleveland headquarters, various international and domestic sites of Xpedite, disposition of predecessor pension plans, sales and use tax matters for years prior to the acquisitions of Voice-Tel and VoiceCom, and income tax matters for years prior to the acquisitions of Voice-Tel and VoiceCom. As of September 30, 1999, the Company expects to complete all facility exit matters, pension plan matters and escrow disputes by the end of 1999. Sales and use tax and income tax matters are not expected to be resolved until the end of 2000.

In the third quarter of 1999, Premiere recorded a charge of approximately $8.2 million to restructure the administrative overhead of the corporate headquarters, the sales force of the EES group and certain operations of the EES and CES groups. Such costs consisted of severance associated with workforce reduction and lease termination and clean-up costs. Severance benefits have been provided for the termination of 200 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating units in the EES and CES groups. Lease termination and clean-up costs were provided for the exit of one operating site in each of the EES and CES groups.

Management has substantially completed the third quarter 1999 restructuring plan and expects that all costs remaining for non-executive management, lease obligations and facility exit costs to be completed in the fourth quarter of 1999 and for executive management costs to be completed by the third quarter of 2000.

All employee terminations under this third quarter 1999 restructuring plan were completed in the third and fourth quarters of 1999. Executive management severance will be paid out in installments over six to twelve months, to be concluded by the third quarter of 2000, and direct sales force and operations severance will be paid out in the fourth quarter of 1999, with a portion occurring in the third quarter of 1999.

In 1999 and 1998, the Company's effective income tax rate varied from the statutory rate primarily as a result of non-deductible goodwill amortization associated with Premiere's acquisitions which have been accounted for under the purchase method of accounting. Additionally, in 1999 non-deductible executive compensation contributed to this variance.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $11.4 million for the nine month period ended September 30, 1999, as compared with $16.8 million in 1998. Operating cash flow declined in 1999 primarily as a result of revenue losses in Premiere's EES group, advertising and promotion costs associated with Orchestrate(R) branding initiatives, increased interest costs on the Company's revolving loan, increased investment in research and development and the investment in 1998 by the Company to expand its management infrastructure.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

Exhibit Number       Description
--------------       -----------

     27.1 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1999.

     27.2 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1999.

     27.3 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1999.

     27.4 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1998.

     27.5 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1998.

     27.6 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1998.


     (b)  Reports on Form 8-K:

     The Company did not file any reports on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 16, 2000                 PTEK HOLDINGS, INC.

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

                                 EXHIBIT INDEX

Exhibit
Number                                Description
-------                               -----------

 27.1 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1999.

 27.2 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1999.

 27.3 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1999.

 27.4 Restated Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 1998.

 27.5 Restated Financial Data Schedule for the Three and Six Month Periods Ended June 30, 1998.

 27.6 Restated Financial Data Schedule for the Three Month Period Ended March 31, 1998.