Form 10-K
period 1999-12-31
PTEK HOLDINGS INC
filed 2000-03-30
CIK 880804

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

                               ----------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the fiscal year ended December 31, 1999

                        Commission file number: 0-27778

                              PTEK HOLDINGS, INC.
            (Exact name of registrant as specified in its charter)

                     Georgia                                   59-3074176
          (State or other jurisdiction                      (I.R.S. Employer
        of incorporation or organization)                  Identification No.)

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

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 29, 2000 as reported by The Nasdaq Stock Market's National Market, was approximately $336,357,756.

  As of March 29, 2000 there were 47,625,877 shares of the registrant's common stock outstanding.

  List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I. Part II, etc.) into which the document is incorporated: Portions of the registrant's Proxy Statement for its 2000 meeting of shareholders are incorporated by reference in Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                          Page
                                                                          ----
 Part I
 Item 1.  Business......................................................    3
 Item 2.  Properties....................................................   18
 Item 3.  Legal Proceedings.............................................   19
 Item 4.  Submission of Matters to a Vote of Security Holders...........   21

 Part II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................   22
 Item 6.  Selected Financial Data.......................................   22
          Management's Discussion and Analysis of Financial Condition
 Item 7.  and Results of Operations.....................................   24
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk....   60
 Item 8.  Financial Statements and Supplementary Data...................   60
          Changes in and Disagreements with Accountants on Accounting
 Item 9.  and Financial Disclosure......................................   98

 Part III
 Item 10. Directors and Executive Officers of the Registrant............   99
 Item 11. Executive Compensation........................................   99
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................   99
 Item 13. Certain Relationships and Related Transactions................   99

 Part IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K......................................................  100
 Signatures.............................................................. 108
 Exhibits

                          FORWARD LOOKING STATEMENTS

  When used in this Form 10-K and elsewhere by management or PTEK Holdings, Inc. ("PTEK" or the "Company") from time to time, the words "believes," "anticipates," "expects," "will" "may," "should," "intends," "plans," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK's forward-looking statements, including the following factors:

  . Factors described under the caption "Factors Affecting Future Performance" in this Form 10-K;

  . Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission;

  . Competitive pressures among communications services providers, including pricing pressures, may increase significantly;

  . Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology;

  .  Market acceptance of new products and services;

  . Strategic investments in early stage companies, which are subject to significant risks, may not be successful and returns on such strategic investments, if any, may not match historical levels;

  . The value of our business may fluctuate because the value of some of our strategic equity investments fluctuates;

  .  Our ability to manage our growth;

  . Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

  . Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

  . Revenues following past or future mergers and acquisitions may be lower than expected;

  . Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

  . The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

  . Possible adverse results of pending or future litigation or adverse results of current or future infringements claims;

  . Risks associated with interruption in our services due to the failure of the platforms and network infrastructure utilized in providing our services;

  .  Risks associated with expansion of our international operations;

  . General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

  . Legislative or regulatory changes may adversely affect the business in which we are engaged; and

  .  Changes in the securities markets may negatively impact us.

  PTEK cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-K and in documents incorporated in this Form 10-K are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. PTEK takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or the date of the statement, if a different date.

  All statements made herein regarding our state of readiness with respect to the Year 2000 issue constitute "Year 2000 readiness disclosures" made pursuant to the Year 2000 Information and Readiness Disclosure Act, Public Law
No. 105-271.

                                    PART I

Item 1. Business

Overview

  PTEK Holdings, Inc. ("PTEK" or the "Company") is engaged in business-to-business e-commerce and communications services through a network of companies in which the Company has whole or partial ownership and for which it offers capital, management advice, marketing and partnering support, and other services. PTEK believes that businesses will increasingly rely on communications networks, including the Internet, to access, exchange, store and otherwise manage information to improve business processes and decision making, to buy and sell goods and services, and to improve customer care. The Internet and other improvements in information processing have spawned the creation of on-line markets that enable more efficient economic exchange and have created significant opportunities for infrastructure service providers that enable and support this economic activity. PTEK's strategy is to create a network of market makers and infrastructure service providers that offer industry leading solutions to their respective business customers and that complement and support the growth of other members of the network through technology exchange, co-marketing and other partnering activities. PTEK will seek to develop this economic network--or EcoNet--through the development, acquisition and management of wholly or majority owned operating subsidiaries and by making investments in promising, early stage Internet companies through its affiliated investment arm, PTEKVentures.

  To effect its EcoNet strategy, the Company embarked on a series of initiatives beginning in the latter half of 1999.

  First, the Company realigned its traditional businesses into independent operating units. This allowed for the elimination of costly administrative functions and was designed to create more focused, innovative and responsive service providers. The three wholly owned operating units resulting from this reorganization are: Xpedite, a global leader in electronic information distribution; Voicecom, with one of the world's largest private, local-access messaging networks; and Premiere Conferencing, a leading conferencing provider. In the process, PTEK decided to dispose of its retail calling card unit, which was more consumer-oriented and not core to the Company's future operating strategy.

  Second, the Company utilized the proceeds from the partial disposition of its interest in an early PTEKVentures network company to extinguish approximately $145 million in relatively high cost short-term debt. This allowed for greater operating flexibility and eliminated a significant interest cost drag on the Company's operating cash flow. Combined with the operating efficiencies achieved from the corporate reorganization, this move greatly increased the amount of cash flow available for growing the EcoNet.

  Finally, the Company began an aggressive expansion of its PTEKVentures activities and investments in companies that complement the Company's business-to-business e-commerce and communications services. It began recruiting a dedicated PTEKVentures management team to identify investment opportunities, evaluate and close investments, and support those investments with management and business development resources. It started developing an alliance network with other Internet investment, incubation and support organizations to accelerate the flow of investment opportunities and share economic risk. And it started developing internal and external support resources, including or to include technical assessment and development, marketing, human resources and real estate services, to add value to the members of the EcoNet.

  PTEK, a Georgia corporation, was incorporated in 1991, and its principal executive offices are located at 3399 Peachtree Road, N.E., Lenox Building, Suite 600, Atlanta, Georgia 30326, telephone number (404) 262-8400.

PTEK Strategy

  PTEK believes that the creation of the EcoNet will result in greater revenue growth for existing products and services in the PTEK operating companies, while allowing it to capitalize on the rapid growth and dynamic nature of the new Internet economy. PTEK's goal is to build the Southeast's most profitable and effective EcoNet of Internet companies. This goal leverages one of the Company's most valuable assets--a powerful investment strategy--that supports the successful growth of leading Internet companies, while increasing the revenue and technology exchange opportunities for all of the companies in the EcoNet, including PTEK's operating units.

  This strategy allows the Company to seek opportunities and realize gains through the positive cash flow of its operating units and the selective sale of its investments in the EcoNet. The PTEK strategy consists of four key elements, which the Company believes will add shareholder value:

  . Operate PTEK business units independently and develop Internet assets that can become stand-alone companies within the PTEK network.

  . Create or identify and invest in Internet companies that will become industry leaders.

  . Provide strategic guidance and operational support to our network of companies.

  .  Promote synergies within our network of companies.

  These key elements are described below.

  Operate PTEK business units independently and develop Internet assets that can become stand-alone companies within the PTEK network. The PTEK operating units--Xpedite, Voicecom and Premiere Conferencing--will continue to focus on the following operational strategies:

     Offer innovative applications and solutions. The operating units plan to continue to enhance their line of services and to introduce Internet-based services in 2000 and beyond. Xpedite, one of the market leaders in electronic information distribution, has developed new Internet managed e-mail service applications branded MessageREACHSM. These new services are designed to meet the needs of Xpedite's current customer base and to attract new users. Voicecom plans to expand its product offerings under the Orchestrate(R) brand name beyond unified messaging to include personal communications portal services. Premiere Conferencing is expanding its conferencing services internationally and is establishing a separate division offering Internet-based conferencing to its existing client base and new users.

     Leverage the Company's existing customer base. The PTEK operating units serve a corporate customer base that includes 40% of the Fortune 500 companies. The operating units plan to leverage these long-term relationships by expanding with clients internationally and by adding new Internet-based solutions to meet these customers' communications needs.

     Continue international expansion. The Company presently maintains international points-of-presence in more than 60 cities in 25 countries, and the Company plans to expand its geographical presence in 2000 and beyond.

  Create or identify and invest in companies that will become industry leaders. PTEKVentures, the Company's investment arm, has acquired and will continue to acquire equity ownership positions in promising early-stage Internet companies to complement the Company's operating units and to add value to its EcoNet.

  Provide strategic guidance and operational support to our network of companies. PTEK intends to play an active role in the business of companies in which it invests.

  Promote synergies within our network of companies. PTEK intends to maximize the knowledge and experience of its EcoNet through its EcoNet companies and strategic partners. This strategy includes leveraging our collaborative network and sharing knowledge and resources.

Operating Units

  The Company provides its innovative solutions for simplifying communications through three business units: Xpedite, Premiere Conferencing and Voicecom.

                                    Xpedite

  Xpedite provides customers with an array of services that manage and facilitate the electronic distribution of information in multiple formats. The services are all accessible over the Internet, as well as other telecommunications protocols. Xpedite provides proprietary software that supports database (list) management, file format translations and connectivity to the Xpedite system. Xpedite's services are described below.

                                                   Description
               Feature                             -----------
   Xpedite Broadcast Service...... This service provides for the broadcast of information to a list of electronic
                                   addresses via e-mail, fax, X400, telex and
                                   cablegram.

   Xpedite Transactional Service.. This service provides for the message preparation and distribution of information generated from a computer based application program to electronic addresses via e-mail, fax, X400 and telex.

   Xpedite MailMERGE.............. Customers can create and distribute documents to fax addresses with unlimited
                                   fields of variable data in a wide array of
                                   fonts. Graphics and clip art are also
                                   supported.

   Fax on Demand.................. Information is selected using a touch-tone phone and directly delivered to the
                                   requestor's fax machine.

  Xpedite also offers discounted international services. These services allow a customer to use an automatic dialing device to direct international faxes to the Xpedite network for delivery at a discount from standard international prices. Xpedite's discounted international service includes "store-and-forward" service, in which a fax is transmitted and stored for subsequent delivery, and "real-time" service in which the sender's fax machine is connected directly to the recipient's fax machine.

  Xpedite has created a new division, MessageREACHSM, with a value-added set of service offerings focusing on the high-volume Internet e-messaging market. MessageREACHSM provides a Web-based service for the processing and delivery of enhanced e-mail applications, with extensive tracking and reporting capabilities. Messages can be sent in e-mail text or html, with or without personalized inserts, attachments and unique URLs. Outsourcing the delivery and management of mass e-mail communications using the MessageREACHSM delivery engine and infrastructure provides a professional, reliable and secure interactive solution with anti-spam "opt-out" protection. This proprietary infrastructure, designed and custom built on top of state-of-the-art Internet technology by Xpedite's technical team, operates solely for the support of MessageREACHSM customers worldwide.

  Xpedite believes that effective customer care is essential to attracting and retaining its customers. Xpedite's customer care group is responsible for educating and assisting customers in using Xpedite's services, for resolving billing and related issues and, in consultation with its technical support associates, for resolving technical problems customers may have in using Xpedite services. A customer care call center is located in Eatontown, New Jersey, and Xpedite also has regionally deployed customer care representatives. Customer care services are provided 24 hours per day, seven days per week in the United States, Europe and Asia/Pacific regions.

  Xpedite employs separate associates who are responsible for technical support functions. These employees perform more technically demanding support activities, such as list and feature management, consulting with strategic partners regarding technical issues and resolving technical issues brought to their attention by the customer care department.

  Xpedite headquarters are located in Eatontown, New Jersey and it has 10 operations centers in North America, Europe and Asia/Pacific. Xpedite markets its services through a direct sales force principally based in 50 sales offices in 16 countries and a significant network of third-party distributors.

                             Premiere Conferencing

  Premiere Conferencing offers a full range of traditional and Internet-based conferencing services for real-time business communications worldwide. Premiere Conferencing offers three levels of conferencing services:

     Service Level                           Description
     -------------                           -----------
   Dialog Services... These automated conferencing services allow users to begin and conduct their conference without the assistance
                      of an operator. Security features include passcodes and
                      tones to introduce the arrival and departure of each
                      participant. Premiere Conferencing offers automated,
                      reservation-less conferencing services 24 hours per day,
                      7 days per week. This service was developed using
                      proprietary conferencing hardware and software. These
                      automated conferencing services were designed based on
                      customers' needs and requirements to give our customers
                      direct control of the conference call process. Dialog
                      toll and toll-free services are ideal for a variety of
                      meetings, including any meeting requiring instant access
                      to a group of participants.

   Legend Services... These conference call services include assistance from operators and other Premiere Conferencing team members.
                      Legend services are ideal for sales meetings, strategic planning sessions, staff meetings and board meetings.

   Paragon Services.. This collection of event management services is customized for each customer through consultation with Premiere Conferencing team members. These services are ideal for high profile events such as press conferences, customer seminars and quarterly earnings releases.

  Premiere Conferencing also offers VisionCastSM, a Web-enhanced service that allows real-time sharing of presentations over the Internet in conjunction with a conference call (Web-based data collaboration). In addition, Premiere Conferencing offers a variety of enhanced services, including translation services, transcription services, consulting services, fulfillment services to assemble and mail conference materials, invitation design, RSVP and reminder services, and electronic question-and-answer and electronic survey services.

  Premiere Conferencing is currently developing an Internet conferencing division, which we believe will provide a suite of Internet-based services to enable customers to schedule, host and conduct meetings and Internet presentations with streaming media. This should allow the customer to have complete control of their conferencing services through innovative Web design and features not available with traditional conferencing service providers. Internet services will be incorporated to facilitate ease of use, distribution of services and delivery cost reduction. In addition, Premiere Conferencing plans to bring a unique value-added feature to high-end services by enhancing the customer's presentation with TV studio-like production capability. The goal of this new division is to become the premier application service provider (ASP) of conferencing and ancillary Internet-based tools to conduct meetings and other events.

  Premiere Conferencing has its own direct sales force, which has a regional reporting structure and a centrally managed national and international accounts program. The Premiere Conferencing sales force targets primarily larger companies. The centrally managed national accounts program focuses on multi-location businesses that are better served by dedicated representatives with ultimate responsibility across different geographic regions. Premiere Conferencing markets its services through its full-time direct sales force and a significant network of third-party distributors.

  Premiere Conferencing believes that effective customer care is essential to attracting and retaining its customers. Premiere Conferencing is responsible for educating and assisting customers in using its services, for resolving billing and related issues and, in consultation with its technical support associates, for resolving technical problems customers may have in using its services. Customer call centers are located in Colorado

Springs, Colorado and Lenexa, Kansas, and Premiere Conferencing also has regionally deployed customer care representatives. In the United States, customer care services are provided 24 hours per day, seven days per week.

  Premiere Conferencing employs dedicated associates who are responsible for multiple support functions. These employees perform more demanding support activities, such as list and feature management, consulting with strategic partners and resolving technical issues brought to their attention by the customer.

  Premiere Conferencing has headquarters and operations centers in Colorado Springs, Colorado and Lenexa, Kansas, and international operations centers in Canada, the UK, Australia, Hong Kong, Singapore and Japan. With a client base of more than 31,000 domestic and international clients, Premiere Conferencing works with organizations in various industries including high tech, pharmaceutical, investor relations, public relations and market research.

                                    Voicecom

  Voicecom develops and markets a wide array of communications services to its customers through its private data network, the Internet and leased fixed facilities. Voicecom's services are offered both domestically and internationally. Through its Voice and Data Messaging division, Voicecom provides communications services including voice messaging, calling cards, 800-based services, enhanced fax, conference calling, long distance and interactive voice response ("IVR") applications. Through its Orchestrate.com(R) division, Voicecom will provide Internet-based communications services and personalized content delivery. The Voice and Data Messaging division and Orchestrate.com(R) division are described below.

Voice and Data Messaging Division of Voicecom

  The Voice and Data Messaging division's services include:

          Service                              Description
          -------                              -----------
   Voice Messaging...... Voicecom's private data network allows Voicecom customers access to one of the largest "voice
                         intranets" in the world. Voicecom's intelligent data
                         network offers voice mail customers functionality
                         similar to e-mail and the ability to easily
                         communicate inside the voice intranet with a touch of
                         a button. Customers can use Voicecom's voice intranet
                         to record and send messages to hundreds of recipients
                         by entering their mailbox numbers or sending to a pre-
                         established distribution list; answer messages simply
                         by pressing a number on the telephone keypad; and copy
                         and route received messages to anyone else on the
                         network.

   Corporate Messaging.. Voicecom offers centralized 800-based voice messaging services to large corporate clients through four operations centers. Voicecom also offers local access voice messaging services to large corporate clients through its worldwide private data network. Both services offer customers functionality similar to e-mail and the ability to easily communicate with the touch of a button. Voicecom Corporate Messaging services allow customers to record and send messages to hundreds of recipients by entering their mailbox numbers or sending to a pre-established distribution list; answer messages simply by pressing a number on the telephone keypad; and copy and route received messages to anyone else on the system or network.
                         Voicecom Corporate Messaging also includes facilities management services where the voice messaging equipment is located on the customer's premises and

             Service                              Description
             -------                              -----------
                                Voicecom provides all voice messaging services
                                to that customer, including equipment
                                maintenance and end-user service and support.
                                All of the Voicecom Corporate Messaging
                                services include end-user support services,
                                such as the development and distribution of
                                voice mail directories, the generation and
                                maintenance of large voice mail distribution
                                lists, administration services (adds, deletes
                                and changes), and customer or end-user
                                training.

   Interactive Voice Response.. Voicecom provides various IVR applications using custom voice prompts and commands from a caller's telephone keypad to retrieve, process or route certain information or telephone calls. This IVR service is used by, among others, financial institutions (such as Bank of America), where Voicecom's platform is used to enhance call processing for checking, savings and other account information.

   Call Greeter................ Voicecom also markets a group of simple IVR products, branded as "greeter" products, to
                                certain vertical markets including banks and
                                retail outlets (including wireless retailers).
                                The greeter products act as an automated
                                attendant for companies that want to reduce the
                                number of calls handled by live staff. An
                                incoming caller is presented with a simple menu
                                of options and, depending upon the option
                                selected, may be asked to leave a message or
                                may be transferred to a live attendant.

   Enhanced Calling Services... Enhanced Calling Services include calling cards, long distance and enhanced 800-based communications services, which are offered directly to consumers and corporate accounts and on a wholesale basis. During 1999, the Company decided to sell its retail calling card service and focus on more core business to business services.

  Voicecom markets its Voice and Data Messaging services through multiple distribution channels that encompass: (i) direct sales through Voicecom's own dedicated sales force; (ii) direct marketing efforts where Voicecom is responsible for lead generation and sales; (iii) co-brand relationships in which Voicecom offers its services to the customers of other companies, such as financial institutions, that are seeking to increase their revenue from, and goodwill with, their customer base by offering value-added services; (iv) private-label relationships where Voicecom may develop custom applications for its platforms and market its services jointly with its strategic partners; and
(v) licensing and wholesale relationships where other companies market and sell Voicecom's services under their names without significant assistance from Voicecom.

  The direct sales force for Voicecom vertically targets companies in the legal, insurance, medical, property management and banking industries. Voicecom believes it is currently the messaging market leader in the multilevel marketing sector, selling its services to the hundreds of thousands of multilevel marketing representatives in organizations such as Amway, Mary Kay and Excel Communications.

  Voicecom believes that effective customer care is essential to attracting and retaining its customers. The Voice and Data Messaging customer care group is responsible for educating and assisting customers in using Voice and Data Messaging services, for resolving billing and related issues and, in consultation with its technical support associates, for resolving technical problems. A customer care call center is located in Atlanta, Georgia, and Voicecom also has regionally deployed customer care representatives. In the United States, Voice and Data Messaging customer care services are provided 24 hours per day, seven days per week. In addition, Voice and Data Messaging customers are supported in centers in Europe, Asia, Canada and Australia during their business hours.

  Voicecom employs separate associates who are responsible for technical support functions. These employees perform more technically demanding support activities, such as list and feature management, consulting with strategic partners and licensees regarding technical issues and resolving technical issues brought to their attention by the customer care department.

Orchestrate.com(R) Division

  Orchestrate.com(R) is a division of Voicecom that focuses on the development and marketing of Orchestrate(R) branded services. Voicecom intends to establish Orchestrate(R) as a strong, globally-recognized brand associated with Internet-based communications services and personalized content delivery. Orchestrate(R) subscribers are able to access a suite of communications tools and personalized information from a single Web site or any telephone, combining unified communications with Web content. The term unified messaging is typically used to describe services that allow a user to access voice, fax and e-mail messages from multiple devices (such as a computer or a telephone). The term unified communications is typically used to describe services that encompass unified messaging and a variety of additional features such as Web-initiated conference calling and one number / follow me features. Some of the functions and features currently provided, or that we expect to provide in the future, under the Orchestrate(R) brand include:

  .  Web Message Center (voice, fax and e-mail in a single inbox);

  . My Orchestrate(R) Web Portal (Web page with communications and content "channels");

  . Web Call & Conference (initiate calls and conference calls with a few mouse clicks);

  . Web Contact Manager (address book that simplifies message addressing and initiation of calls);

  .  Web Tasks and Calendar (daily, weekly and monthly views);

  .  E-Mail by Phone (listen and respond to e-mail with any telephone);

  . Web Info by Phone (upcoming feature that converts personalized news, weather and stock quotes from Web text to voice, so the subscriber can listen to the information with any telephone); and

  . Telephone Locator (one number / follow me service that forwards incoming calls to up to three numbers simultaneously and allows the subscriber to hear the name of the incoming caller prior to taking the call).

  Orchestrate(R) branded services are or will be marketed through several distribution channels that include:

     Strategic Partnerships. In these arrangements, services are marketed on a co-branded basis to the customers of the strategic partner. For its marketing efforts, the strategic partner receives a commission or shares in the revenues generated by the services. Potential strategic partners include multilevel marketing organizations, Internet service providers ("ISPs") and various Web portals. For example, Healtheon/WebMD, a leading end-to-end Internet healthcare company, offers a co-branded version of an earlier Orchestrate(R) service that allows healthcare professionals to manage their critical flow of communications.

     Wholesale Relationships. In these arrangements, the wholesale partner markets and sells Orchestrate(R) services without significant assistance from Orchestrate.com(R). The wholesale partner determines the retail rates charged to its customers and pays Orchestrate.com(R) at agreed wholesale rates. Potential wholesale partners include interexchange carriers, incumbent and competitive local exchange carriers, and wireless carriers.

     Affiliate Marketing. Orchestrate(R) services will be advertised on the Websites of partners ("Affiliates") in exchange for a fee or bounty. Affiliates will include a link to Orchestrate.com(R) on their Web site. For example, Orchestrate.com(R) has entered into a contract with Be Free, an Internet marketing firm that acts like an advertising agency. Be Free has a large affiliate network and operates software that tracks all signups. Be Free will receive a portion of the fees or bounties paid to the Affiliates.

  Orchestrate(R) believes that excellent customer service is essential to its success in retaining and attracting new subscribers. We currently provide customer service through our call center located in Atlanta, Georgia. Our customer service staff handles all questions regarding a subscriber's account and are available 24 hours a day, seven days a week. Subscribers can call the Orchestrate(R) call center facility for customer service through a toll-free 800 number or they can e-mail their questions directly to a customer service address at Orchestrate(R).

PTEKVentures

  PTEKVentures is the Company's Internet investment and strategic networking arm. PTEKVentures' strategy is to identify and invest in promising early-stage Internet companies.

  As of February 29, 2000, PTEK Venture's portfolio included equity positions in the following companies:

  Heatheon/WebMD. Healtheon/WebMD (Nasdq:HLTH) is a leading end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. Healtheon/WebMD is using the Internet to facilitate a new system for the delivery of healthcare, resulting in a single, secure environment for all communications and transactions that will enable a more efficient and cost effective healthcare system. The company was formed in November 1999 as a result of the merger of Healtheon Corporation, WebMD, Inc., MEDE America and Medcast.

  S1 Corporation. S1 (Nasdaq:SONE), the pioneer of Internet banking, is one of the leading global providers of innovative Internet-based financial services solutions. S1 offers a broad range of applications that empower financial organizations to increase revenue, strengthen customer relationships and gain competitive advantage by meeting the evolving needs of their customers across various lines of business, market segments and delivery channels. Through its professional services organization, S1's applications can be implemented in-house or outsourced to the S1 Data Center.

  Derivion. Derivion is a leading e-billing application service provider that leverages the flexibility and power of the Internet to automate the bill delivery and payment process for companies driven by recurring billing, such as telecommunications, utility, insurance, and financial services companies. Derivion's inetBillerSM service provides complete e-billing implementation, including electronic bill design, email notification, bill presentment, payment processing, enrollment marketing, and customer care. These capabilities provide billers with a competitive advantage, enabling them to make bill delivery and bill payment simple and convenient for their customers and providing a path to electronic bill consolidation at customer access points, as needed.

  USA.NET. USA.NET, one of the world's largest e-mail outsourcing companies, delivers industry-leading e-mail services to more than 3,000 businesses-- including American Express, United Airlines, Hewlett-Packard and Mail Boxes Etc.--and for more than 15 million mailboxes worldwide. Designed to meet the needs of all audiences, USA.NET's e-mail outsourcing solutions eliminate the difficulty and expense of installing, upgrading and supporting an in-house e-mail system. USA. NET launched its Web-based e-mail service in 1996, and introduced e-mail outsourcing for businesses in 1997. USA.NET received what it believes is the industry's first patent for its Web-based e-mail filtering and forwarding technology in 1999.

  Webforia. Webforia creates online business communities where business professionals from a variety of industries can access and exchange specialized information and services, participate in industry communities and conduct electronic business.

  i2Go.com. i2Go.com is a provider of personalized Internet audio content for businesses and consumers on the go. The company enables users to select and customize audio programming from a broad array of content players that is delivered to mobile Internet appliances. By combining its Web site, its unique MP3AgentTM media manager desktop application, and its eGo interactive portable Internet appliance, i2Go.com empowers consumers to personalize their listening experience by choosing from a wide range of digital audio content such as news, sports, weather, entertainment and music from the Internet and listen to it on the go.

  BuyTrek. BuyTrek is developing a turnkey infrastructure solution that allows destination Web-sites to generate revenues from their site visitors. The BuyTrek solution is a technology platform that will be coupled with a network of tens of thousands of cataloged e-commerce sites across numerous product and service categories for business to business e-commerce.

Platforms and Network Infrastructure

  The Company, through its three operating units, operates global Internet and telecom-based networks that allow customers to combine the power of the Internet with the reach of the telephone. Customers can access the Company's various services through the Internet and through local and/or 800 telephone numbers.

  Xpedite. Xpedite services are provided primarily through a document distribution platform that uses servers to perform all primary processing and switching functions. This platform supports multiple input methods including, but not limited to, fax-to-fax, priority PC based software, e-mail gateways and high speed IP based interconnects. Outgoing faxes are delivered through line group controllers, which are deployed in a decentralized fashion to exploit local delivery costs. The remote line group controllers are connected to the servers over a wide area network via either private lines or Xpedite's global TCP/IP based network. Messages are transported in bulk from one location domain to another using MCP to MCP protocol. The current domains include Sydney, Australia; Hong Kong; Tokyo, Japan; Seoul, Korea; Singapore; Basel, Switzerland; York, UK; Leeds, UK; Eatontown, New Jersey; Munich, Germany; and Paris, France. Remote nodes on the network are located in Belgium, Canada, Denmark, Italy, Malaysia, Netherlands, New Zealand and Taiwan.

  Voicecom. Voicecom offers advanced voice messaging services through platforms located in more than 240 sites in the United States, Canada, Australia, New Zealand, UK, Hong Kong, Korea and Japan. The telephony service platforms are distributed globally and are interconnected via Voicecom's highly available, global frame relay network infrastructure. This network transports the subscriber messages between the distributed systems. Voicecom also offers out-sourced voice messaging services to large corporate clients via tollfree access to multiple voice messaging platforms located in Atlanta, Georgia; Reno, Nevada; Arlington, Virginia; and Oakbrook, Illinois.

  Voicecom's Corporate Card services are provided through a platform located in Atlanta, Georgia that consists of Unix-based telephony front-end processors connected via a network to a Tandem computer database server for subscriber authentication and billing.

  Most of Voicecom's enhanced calling services and IVR services are provisioned on platforms located in Atlanta, Georgia and Dallas, Texas that include Dialogic-based telephony nodes, fax nodes and conference nodes. These platforms are connected to the public switched telephone network via large tandem switches that are used primarily for least-cost routing functions.

  Voicecom's Orchestrate(R) services are provided on a highly available and highly scaleable platform that includes servers and third-party software integrated and enhanced with Orchestrate.com(R)'s unified communications middleware. The core services in the Orchestrate(R) platform are provided by Sun Microsystems / Netscape, Microsoft, Lucent, Real Audio, Centigram Communications and LHS Priority Call. The primary Orchestrate(R) service hubs are located in telecommunications central offices in Atlanta, Georgia, Dallas, Texas and Toronto, Canada.

  Premiere Conferencing. Premiere Conferencing services are provided from centers in Colorado Springs, Colorado and Lenexa, Kansas on commercially available conferencing bridges. Complex, operator-assisted calls are supported on these bridges. Internally developed Dialog conference bridges utilizing Dialogic hardware and Premiere software are used to support unattended (no operator assistance) conference calls. These conferences are both scheduled and reservationless. Customers access the conferencing platform through direct inward dialing, 800 numbers, Internet and virtual network access. Additional automated bridges are located in Canada, Australia, China, Singpore, Japan and the UK.

Research and Development

  Each PTEK operating unit includes research, development and engineering personnel who are responsible for developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. The Company's research and development strategy is to focus its efforts on enhancing its proprietary software and integrating its software with readily available industry standard software and hardware when feasible. Research, development and engineering personnel also engage in joint development efforts with the Company's strategic partners and vendors.

Competition

  The PTEK strategy is to gain a competitive advantage for its operating units by being among the first companies to offer network-based integrated communications solutions, being an innovator in this market and offering unique services to its customers. The Company's business units intend to seek to capitalize on strategic relationships with key technology development and distribution partners, in order to build its customer base and to maintain and increase customer loyalty.

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

  Examples of competitors in the markets for our products and services are shown in the following chart:

              Product or Service                            Example Competitors
--------------------------------------------------------------------------------------
    Electronic Document Distribution           AT&T Corporation
    (Xpedite)                                  MCI WorldCom, Inc.
                                               Sprint Corporation
                                               International postal telephone and
                                                telegraph companies

--------------------------------------------------------------------------------------
    Voice and Data Messaging                   AT&T Corporation
    (Voicecom)                                 Regional Bell operating companies
                                               Octel Communications Corporation (owned
                                                by Lucent Technologies, Inc.)
                                               Nortel Networks Corporation
                                               Seimens Information and Communications
                                                Networks, Inc.
                                               Centigram Communications Corporation
                                               Boston Technology Inc.
                                               Pulsepoint Communications

--------------------------------------------------------------------------------------
    Interactive Voice Response                 AT&T Corporation
    (Voicecom)                                 MCI WorldCom, Inc.
                                               Lucent Technologies, Inc.
                                               West TeleServices Corporation
                                               Call Interactive
                                               Syntellect Inc.

--------------------------------------------------------------------------------------
    Conferencing                               AT&T Corporation
    (Premiere Conferencing)                    MCI WorldCom, Inc.
                                               Sprint Corporation

--------------------------------------------------------------------------------------
    Enhanced Calling Services                  AT&T Corporation
    (Voicecom)                                 MCI WorldCom, Inc.
                                               Sprint Corporation

--------------------------------------------------------------------------------------
    Unified Messaging                          Microsoft Corporation
    (Orchestrate(R))                           Novell, Inc.
                                               Sun Microsystems, Inc.
                                               Motorola, Inc.
                                               Octel Communications Corporation (owned
                                                by Lucent Technologies , Inc.)
                                               JFAX.com, Inc.
                                               EFAX.com, Inc.
                                               General Magic
                                               Webley
                                               Ureach
                                               One Box
                                               ThinkLink



  In addition to the competition faced by PTEK's operating units, PTEK faces competition in its investing and EcoNet development activities from numerous other companies including, publically traded Internet companies such as CMGI and Internet Capital Group, venture capital companies, large corporations with internal venture units and others.

Financial Information About Reportable Segments and Geographic Areas

  For financial information about the Company's reportable segments and geographic areas for the years ended December 31, 1999, 1998 and 1997, see Note 20 to the Consolidated Financial Statements.

Legislative Matters

  The Telecommunications Act of 1996 (the "1996 Act") was intended to increase competition in the long distance and local telecommunications markets. The 1996 Act opens competition in the local services market and, at the same time, contains provisions intended to protect competitive local telephone companies from unfair competition by incumbent local exchange carriers ("LECs"), including the RBOCs. The 1996 Act allows RBOCs to provide long distance service outside of their local service territories but bars them from immediately offering in-region, inter-LATA, long distance services until certain conditions are satisfied. An RBOC must apply to the Federal Communications Commission ("FCC") to provide in-region inter-LATA long distance services and must satisfy a set of pro-competitive criteria intended to ensure that RBOCs open their own local markets to competition before the FCC will approve such application. Further, while the FCC has final authority to grant or deny such RBOC application, the FCC must consult with the Department of Justice to determine if, among other things, the entry of the RBOC would be in the public interest, and with the relevant state to determine if the pro-competitive criteria have been satisfied. The timing of the various RBOCs' entry into their respective in-region long distance service businesses is uncertain. In December 1999, Bell Atlantic's application to provide in-region long distance services in New York state was granted by the FCC. Given the precedent set by the FCC's grant of Bell Atlantic's application, the FCC is likely to grant similar applications by Bell Atlantic and the other RBOCs in other states. In January 2000, Southwestern Bell Telephone Company filed its application for FCC approval to provide in-region long distance service in Texas. The FCC is expected to act on the application before May 2000. As a result of the RBOCs' gaining authority to offer in-region long distance services, the Company may experience increased competition from RBOCs in the long distance industry.

Government Regulation

  Certain of the Company's subsidiaries, including Premiere Communications, Inc. ("PCI") (which is part of its Voicecom operating unit), provide both telecommunications and information services. Consequently, PCI is, and certain other PTEK subsidiaries may be, subject to federal, state and local regulation in the United States. Various international authorities may also seek to regulate the services provided by PCI and possibly other Premiere subsidiaries. The Company is currently reviewing whether and to what extent additional regulatory compliance may be required in connection with the Company's operations.

  Tariffs and Detariffing. PCI is classified by the FCC as a non-dominant carrier for its domestic interstate and international common carrier telecommunications services. Common carriers that provide domestic interstate and international telecommunications services must maintain tariffs on file with the FCC describing rates, terms and conditions of service. While the tariffs of non-dominant carriers, such as PCI, are subject to FCC review, they are presumed to be lawful upon filing with the FCC. Currently, PCI has filed tariffs with the FCC to provide domestic interstate and international telecommunications services.

  In October 1996, the FCC issued an order detariffing long distance services, thereby prohibiting non-dominant long distance carriers from filing tariffs for domestic, interstate, long distance services. The FCC's detariffing rules were scheduled to become effective September 22, 1997. The detariffing rules were appealed by several parties, and in February 1997, the U.S. Court of Appeals for the District of Columbia Circuit issued a temporary stay preventing the rules from taking effect pending judicial review. If the appeals are unsuccessful and the FCC's detariffing rules become effective, PCI will be required to obtain agreements with its customers regarding many of the terms contained in its existing tariffs, thereby creating uncertainties regarding such new contractual terms, and increasing the risk of customer claims against either the Company or PCI. However, the Company and PCI are currently unable to predict what impact the outcome of the FCC's detariffing proceeding will have on the Company or PCI.

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

  The RBOCs, several states, various carriers, associations and other entities appealed the Interconnection Order. On July 18, 1997, the U.S. Court of Appeals for the Eighth Circuit overturned many of the rules established by the FCC's Interconnection Order governing, among other things, the pricing of interconnection, resale and unbundled network elements. On October 14, 1997, the court further overturned FCC rules requiring that LECs provide unbundled network elements on a combined basis. In January 1999, the Supreme Court reversed the Eighth Circuit's decisions, finding that the FCC had jurisdiction to implement the pricing provisions of the 1996 Act. The Eighth Circuit, however, is expected on remand to rule on the merits of the FCC's pricing methodology. The Supreme Court also upheld the FCC's rule requiring LECs to provide unbundled network elements on a combined basis. Competitors using such combined network elements may conceivably be able to provide retail local services entirely through the use of the LEC's facilities at discounts that may be lower than those available through local resale. However, the Supreme Court reversed in part the FCC's decision which specifically identified the particular unbundled network elements that LECs must provide. In September 1999, the FCC, in response to the Supreme Court decision, released new definitions of unbundled network elements. The Company has at times considered entering the local exchange market as a so-called competitive local exchange carrier ("CLEC"). If the Company becomes a CLEC, it will be faced with the uncertainty of the FCC's interconnection rules and with related state PUC rules that are likely to vary substantially from state to state. This patchwork of federal and state regulations could make competitive entry by the Company in some markets more difficult and expensive than in others and could increase the costs of regulatory compliance associated with local entry.

  Universal Service Reform. On May 8, 1997, the FCC released an order establishing a significantly expanded federal telecommunications subsidy regime. Providers of interstate telecommunications service, such as PCI, as well as certain other entities, must pay for the federal programs. PCI's contributions to the federal subsidy fund will be based on its share of total interstate (and certain international) telecommunications services and on certain defined telecommunications end user revenues. PCI may pass certain of these costs on to its customers. However, no assurance can be given that the FCC's universal service requirements will not have a material adverse effect on the Company's business, financial condition and results of operations.

  Payphone Compensation. In September 1996, the FCC issued an order adopting rules to implement the 1996 Act's requirements establishing "a per call compensation plan to ensure all payphone service providers are fairly compensated for each and every completed call using their payphone." This order included a specific fee to be paid to each payphone service provider by long distance carriers and intra-LATA toll providers (including LECs) on all "dial around" calls, including debit card and calling card calls. In decisions released in July 1997, and September 1997, the U.S. Court of Appeals for the D.C. Circuit vacated and remanded some of the FCC rules for the implementation plan.

  In response to these decisions, in October 1997, the FCC issued a second order, revising the per-call, compensation amount to be paid to payphone service providers. Specifically, the FCC decreased the compensation amount to $0.284 per call. This compensation amount was to remain in effect until October 6, 1999, when a market-based rate would have become effective. In May 1998, the U.S. Court of Appeals for the D.C. Circuit again remanded certain issues to the FCC for further consideration.

  In response, in January 1999, the FCC issued a third order in its payphone compensation proceeding, revising the per-call compensation amount to be paid to payphone service providers. Specifically, the FCC decreased the compensation amount to $0.24 per call. In addition, the FCC extended the time period that this compensation amount will be in effect until January 31, 2001. Portions of the FCC's third order have been appealed to the U.S. Court of Appeals for the D.C. Circuit.

  Although PCI expects to incur additional costs to receive "dial around" calls that originate from payphones, the FCC has thus far permitted long distance carriers, such as PCI, to pass such costs through to its customers. However, the Company is unable to predict what impact the payphone rules will have on PCI's costs for such calls until the ultimate outcome of the FCC's and the court's rulings with respect to these payphone compensation obligations.

  Additional Requirements. The FCC imposes additional obligations on all telecommunications carriers, such as PCI, including obligations: (i) to interconnect with other carriers and not to install equipment that cannot be connected with the facilities of other carriers; (ii) to ensure that their services are accessible and usable by persons with disabilities; (iii) to provide telecommunications relay service, either directly or through arrangements with other carriers; (iv) to comply with verification procedures in connection with changing a customer's carrier so as to prevent "slamming", a practice by which a customer's chosen telecommunications service provider is switched without the customer's consent; (v) to protect the confidentiality of proprietary information obtained from other carriers, manufacturers and customers; (vi) to pay annual regulatory fees; and (vii) to contribute to the federal Telecommunications Relay Services Fund.

  State Regulation. Most state public service and public utility commissions ("PUCs") subject carriers such as PCI that provide intrastate, common carrier services to entry certification or authorization requirements, typically requiring such carriers to obtain authority from the state PUC prior to initiation of service. In most states, PCI is also required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. PCI is also required to update or amend its tariffs when it adjusts its rates or adds new products or services.

  PCI either has applied for and received, or is in the process of applying for and receiving, all necessary certificates or authorizations to provide intrastate, long distance services. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state PUCs for failure to comply with state law or with state PUC rules, regulations and policies. Fines or other penalties also may be imposed for such violations. There can be no assurance that state PUCs or third parties will not raise issues with regard to PCI's compliance with applicable laws or regulations.

  PCI may be subject to additional regulatory burdens in some states, such as compliance with quality of service requirements, periodic remittance of contributions to support state sponsored universal service, or other reporting requirements. PCI's ability to incur long-term indebtedness is subject to prior PUC approval in some state jurisdictions. In addition, some state PUCs regulate the issuance of securities and the transfer of control of entities subject to their jurisdiction. Currently, the Company is reviewing whether and to what extent these regulatory compliance requirements attach to its business operations.

  Local Regulation. The Company may be required to obtain various permits and authorizations from municipalities in which it deploys and operates network facilities. The issues of whether and to what extent actions of local governments over the activities of telecommunications carriers, including requiring payment of franchise fees or other surcharges, pose barriers to entry for competitive telecommunications companies (and thus may be preempted by the FCC) have been the subject to much litigation and remain unsettled. Although the Company relies primarily upon leased network facilities of other telephone companies, in certain instances the Company deploys its own switching facilities and therefore may need to obtain certain municipal permits or other authorizations. The actions of municipal governments in imposing conditions on the grant of permits or other authorizations or their failure to act in granting such permits or other authorizations could harm the Company's business.

  The foregoing does not purport to describe all present and proposed federal, state or local regulations and legislation affecting the telecommunications industry. Other federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals, which could change, in varying degrees, the manner in which the communications industry operates. At this time, the Company cannot predict the outcome of these proceedings, nor their impact upon the telecommunications industry or upon the Company.

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

Proprietary Rights and Technology

  The Company's ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company's proprietary rights and technology. The Company's proprietary rights and technology include confidential information and trade secrets which the Company attempts to protect through confidentiality and nondisclosure provisions in its licensing, services, reseller and other agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. PTEK currently has three patents, seven patent applications pending, numerous worldwide registrations of trademarks and service marks, and numerous worldwide trademark and service mark registrations pending. Despite the Company's efforts to protect its proprietary rights and technology, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company's proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company's technology. However, the Company believes that, due to the rapid pace of technological change in the information and telecommunications service industry, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are of equal or greater importance to establishing and maintaining a competitive advantage in the industry.

  Many patents, copyrights and trademarks have been issued in the general areas of information services and telecommunications, computer telephony, the Internet and unified messaging. From time to time, in the ordinary course of our business, we have been and expect to continue to be, subject to third party claims that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. Claims alleging patent, copyright or trademark infringement may be brought against us with respect to current or future products or services. If these types of actions or claims are brought we may not ultimately prevail and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claims, whether with or without merit, could:

  .  be time consuming and a diversion to management;

  .  result in costly litigation;

  .  cause delays in introducing new products and services or enhancements;

  .  result in costly royalty or licensing agreements; or

  . cause us to discontinue use of the challenged technology, tradename or service mark at potentially significant expense associated with the marketing of a new name or the development or purchase of replacement technology.

  Examples of prior and current infringement claims include the following:

  In October 1996, one of our subsidiaries received a letter from a third party claiming that aspects of our subsidiary's voice messaging products and services may be infringing upon one or more of the third party's patents. We have reviewed the patent claims of this third party and we do not believe that any of our subsidiary's products or services infringe on the claims of the third party. No patent infringement claims have been filed against us by the third party at this time. Should this third party file patent infringement claims against us, we believe that we would have meritorious defense to those claims. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation with the third party, and any adverse outcome could have a material adverse effect on our business, results of operations and financial condition. Even if we were to ultimately prevail, our business could be adversely affected by the diversion of management attention and litigation costs. Because of this risk, we withheld in escrow approximately 123,000 shares of our common stock from the purchase price paid to acquire one of our voice messaging subsidiaries. This escrow arrangement terminates in April 2000. This escrow may not be sufficient to fully cover our exposure in the event of litigation or an adverse outcome to the potential infringement claims.

  In February 1997, we entered into a long-term nonexclusive license agreement with AudioFAX IP LLC settling a patent infringement suit filed by AudioFAX in June 1996. Effective April 1, 1998, this initial license agreement was amended to include Xpedite within the coverage of the license. In September 1997, one of our subsidiaries also entered into a long-term nonexclusive license agreement with AudioFAX.

  Prior to its acquisition by us, Xpedite received a letter from Cable & Wireless, Inc. informing Xpedite that Cable & Wireless had received a demand letter from AudioFAX claiming that some Cable & Wireless products and services infringed AudioFAX's patent rights. Cable & Wireless initially sought indemnification from Xpedite for this claim. Subsequent to our acquisition of Xpedite, Cable & Wireless notified us of the AudioFAX claim and sought indemnification directly from us. We have requested, but as yet are without, sufficient information to evaluate the merits of this claim and we are unable at this time to predict the outcome of this matter.

  In 1999, we received separate letters from Ronald Katz, Aerotel Limited/Aerotel USA, Inc. and Cable & Wireless informing us of the existence of their respective patents or patent portfolios and the potential applicability of those patents on our products and services. We are currently considering each of these matters. However, we currently lack sufficient information to assess the potential outcomes of these matters. Due to the inherent uncertainties of litigation, however, we are unable to predict the outcome of any potential litigation, and any adverse outcome could have a material effect on our business, financial condition and results of operations. Even if we were to prevail in this type of challenge, our business could be adversely affected by the diversion of management attention and litigation costs.

  In the fourth quarter of 1999, we entered into a license agreement with Aspect Telecommunications, Inc. ("Aspect") settling a patent infringement suit filed by Aspect in March 1999. See Item 3--"Legal Proceedings."
Employees


  As of December 31, 1999, the Company employed 2,467 persons, substantially all of whom were employed on a full-time basis. Of these employees, 803 were engaged in sales and marketing; 391 in engineering and research and development; 965 in customer service and technical support; and 308 were in general and administrative activities. None of the Company's employees are members of a labor union or are covered by a collective bargaining agreement.

Item 2. Properties

  PTEK Holdings corporate headquarters occupy approximately 21,000 square feet of office space in Atlanta, Georgia under a lease expiring August 31, 2007. The headquarters of the Company's Voicecom business unit occupies approximately 74,800 square feet of office space in the same building under leases expiring August 31, 2007 and August 31, 2006 plus 12,100 square feet in a nearby building whose lease expires December 31, 2003. Xpedite occupies approximately 61,500 square feet of office space in Eatontown, New Jersey under three separate leases expiring on September 30, 2000, May 31, 2001 and October 31, 2001, respectively. Premiere Conferencing occupies approximately 103,000 square feet of office space in Colorado Springs, Colorado under a lease expiring August 31, 2006, and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring August 31, 2009.

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

  The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchises and a subclass of former Xpedite shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss the complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchase by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000, which the Company intends to move to dismiss.

  A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC 2000, Inc., and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The Company intends to file an answer.

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

  In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against the Company and Premiere Communications, Inc. ("PCI") alleging that they had violated claims in these patents and requesting damages and injunctive relief. In the fourth quarter of 1999, the Company and PCI entered into a settlement agreement with Aspect, which settled and disposed of Aspect's claims in this litigation. This settlement will not have a material adverse effect on the Company's business, financial condition or results of operations.

  On June 11, 1999, the Company filed a complaint against MCI WorldCom in the Superior Court of Fulton County for the State of Georgia. The Company subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI WorldCom breached the Strategic Alliance Agreement, dated November 13, 1996, between the Company and MCI WorldCom by, inter alia, awarding various contracts to vendors other than the Company and to which the Company was entitled either exclusive or preferential consideration. In addition to injunctive relief, the Company seeks damages of not less than $10 million, per- and post-judgment interest, cost and expenses of litigation, including attorneys' fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by the Company.

  A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment against, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount.

  On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division: Union County, against 17 named defendants including the Company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. The Company has not been served with the summons and complaint.

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

      1999                                                        High     Low
      ----                                                       ------- -------
   First Quarter................................................ $13.000 $ 6.000
   Second Quarter...............................................  20.875  11.000
   Third Quarter................................................  11.875   5.688
   Fourth Quarter...............................................   8.625   4.375

      1998                                                        High     Low
      ----                                                       ------- -------
   First Quarter................................................ $34.625 $20.875
   Second Quarter...............................................  35.000   7.688
   Third Quarter................................................  11.313   3.625
   Fourth Quarter...............................................   8.250   2.500

  The closing price of the Common Stock as reported on the Nasdaq National Market on March 29, 2000 was $7.0625. As of March 28, 2000 there were approximately 605 record holders of the Company's Common Stock.

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

  During the year ended December 31, 1999, certain current and former employees, directors and investors exercised options to purchase an aggregate of 372,589 shares of Common Stock at prices ranging from $0.42 to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.

Item 6. Selected Financial Data

  The following selected consolidated balance sheet and statement of operations data as of and for the years ended December 31, 1999, 1998, 1997, 1996 and 1995, and the consolidated balance sheet data as of December 31, 1999 and 1998, have been derived from the audited consolidated financial statements of the Company, which give retroactive effect to the acquisitions of Voice-Tel and VoiceCom Systems, Inc., both of which were accounted for as poolings-of-interests, and are qualified by reference to such consolidated financial statements including the related notes thereto. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is defined as net income before taxes, other income (expense), depreciation, amortization, accrued settlement costs, acquired research and development costs and restructuring, merger costs and other special charges.

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

                                         Year Ended December 31
                              -------------------------------------------------
                                1999       1998      1997      1996      1995
                              ---------  --------  --------  --------  --------
                                  (in thousands, except per share data)
Statement of Operations
 Data:
 Revenues...................  $ 458,448  $444,818  $229,352  $197,474  $147,543
 Gross profit...............    328,757   309,782   165,378   141,873   103,675
 Operating income
  (loss)(1).................   (138,081)  (91,053)  (16,714)    6,806     7,003
 Net income (loss)..........    (33,491)  (84,254)  (18,428)    3,458     4,171
 Net income (loss)
  attributable to common and
  common equivalent shares
  for shareholders for:
  --basic net income (loss)
   per share................  $ (33,491) $(84,254) $(18,428) $  3,429  $  3,863
  --diluted net income
   (loss) per share.........    (33,491)  (84,254)  (18,428)    3,429     3,863
 Net income (loss) per
  common and common
  equivalent shares for:
  --basic(2)................  $   (0.72) $  (1.90) $  (0.57) $   0.12  $   0.19
  --diluted(2)..............  $   (0.72) $  (1.90) $  (0.57) $   0.11  $   0.17
 Shares used in computing
  net income (loss) per
  common and common
  equivalent shares for
  --basic...................     46,411    44,325    32,443    27,670    19,868
  --diluted.................     46,411    44,325    32,443    31,288    24,312
Balance Sheet Data (at
 period end):
 Cash, cash equivalents and
  investments...............  $ 101,981  $ 40,609  $176,339  $ 83,836  $ 11,759
 Working capital............     34,746   (92,628)  132,906    45,377   (16,093)
 Total assets...............    770,481   796,416   379,593   201,541    78,131
 Total debt.................    179,625   299,673   181,698    47,975    52,650
 Total shareholders' equity
  (deficit).................    422,220   397,793   107,761   104,533   (11,639)
Statement of Cash Flow Data:
 Cash provided by operating
  activities................      9,927    22,248    27,159    36,889    13,559
 Cash provided by (used) in
  investing Activities......    107,216    21,292  (160,055)  (96,112)  (13,186)
 Cash (used in) provided by
  financing activities......   (120,924)  (46,115)  138,730    66,196     3,523

--------
(1) Excluding charges for restructuring, merger costs and other special charges of approximately $8.0 million in 1999, $24.1 million in 1998 and $54.0 million in 1997, charges for acquired research and development of approximately $15.5 million in 1998 and $11.0 million in 1996, and accrued settlements costs of approximately $1.5 million in 1998 and 1997, and $1.3 million in 1996, operating income (loss) would have been approximately $(130.1) million in 1999, $(50.0) million in 1998, $38.8 million in 1997 and $19.1 million in 1996. EBITDA would have been $38.8 million in 1999, $61.8 million in 1998, $60.1 million in 1997 and $33.3 million in 1996.
(2) Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively, the "Company") began operations in 1991 and the Company completed its initial public offering in March 1996. The Company provides an array of innovative solutions which are designed to simplify everyday communications of businesses and individuals. The Company's services include voice and electronic messaging, electronic document distribution, conferencing, calling card services and Internet-based communications services. Through a series of acquisitions from September 1996 through September 1999, the Company has assembled a suite of communications services, an international private data network and points-of-presence in regions covering North America, Asia/Pacific and Europe. The Company has also invested in Internet companies that have developed their own innovative service offerings that will enable these companies to become industry leaders.

  The Company's reportable segments align the Company into six areas of focus that are driven by product offering, investment strategy and functional cost control. The Company was realigned into a decentralized organization in the third quarter of 1999 from the previous market segment focus of the Emerging Enterprise Solutions (EES) and Corporate Enterprise Solutions (CES) business units. The Company's realignment was a further refinement of the EES and CES business unit organization previously established in the fourth quarter of 1998 and positioned the Company as an operating and investing business. The Company has focused its management on the various products within CES and EES through further decentralization, bringing in new management into the various new segments. These six business segments are called Voicecom (formerly in both EES and CES), Xpedite (formerly in CES), Premiere Conferencing (formerly in CES), Retail Calling Card Services (formerly in EES), PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet-enabled communications with its Orchestrate(R) product, along with interactive voice response services and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multi-level marketing organizations to Fortune 1000 corporate accounts. Xpedite focuses on store and forward fax, real time fax services, electronic messaging services with its MessageReachSM product and voice messaging in the Asia/Pacific region, primarily to Fortune 1000 corporate accounts and governments. Premiere Conferencing focuses on attended and unattended conferencing services, primarily to Fortune 1000 customers. Retail Calling Card Services is a business unit whose operations the Company has decided to exit. It consists of the Premiere WorldLink calling card product, which was primarily marketed through direct response advertising and co-branding relationships to single retail users. Discontinued operations treatment of this business unit is not available as the Company will continue pursuing the wholesale and corporate account distribution channels of this product, both of which operate with positive EBITDA, as defined by the Company. PTEKVentures focuses on investments in companies in the Internet with innovative service offerings that will enable these companies to become industry leaders. Corporate focuses on being a holding company with minimal headcount leaving the day to day operations of running the business at the operating business segments. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

  The Company has pursued its goal of becoming a provider of a suite of telecommunications and Internet- enabled communications services both domestically and internationally through various acquisitions from 1996 through 1999. Through these acquisitions, the Company has been able to assemble a variety of product and service offerings, as described above. In 1996, the Company acquired TeletT, which became the foundation for the Company's Orchestrate(R) product offering. In 1999 the Company acquired Intellivoice Communications, a company that was previously a consultant in developing the next generation Orchestrate(R) product offering, Orchestrate(R) 2000. The Orchestrate(R) product is offered under the Voicecom business segment. In 1997, the Company acquired the franchise network of Voice-Tel, which provided local access voice mail and voice messaging. The Company also acquired VoiceCom Systems, Inc. in 1997, which provided 800-based corporate voice-mail and calling card services. Both the Voice-Tel and VoiceCom Systems, Inc. acquisitions, as well as the Orchestrate product offering, provide the basis of the Voicecom operating segment. In 1998, the Company acquired Xpedite, a provider of domestic and international fax services. Also in 1998, the Company acquired the international affiliates of Xpedite and other complimentary international fax service providers. These acquisitions, along with the Australian operations of Voice-Tel, have formed the basis for the Xpedite operating segment. The Company acquired ATS in 1998, which, along with the conferencing business from the VoiceCom Systems, Inc. acquisition, forms the basis of the Premiere Conferencing operating segment. During 1998 and 1999, the Company invested in Internet-based companies that it believes will be leaders in their market niches in the expanding Internet economy. The Company has formed the PTEKVenutures segment of the Company with dedicated resources to develop these kinds of investments. The Company anticipates future growth of investments in the PTEKVentures segment with the establishment of dedicated management in 1999 focused on growing this aspect of the Company's business.

  The Company's revenues are based on usage in the Xpedite, Premiere Conferencing and Retail Calling Card Services business segments and a mix of both usage and monthly fixed fee's in the VoiceCom business segment.

  Telecommunications costs consist primarily of the cost of metered and fixed telecommunications related costs incurred in providing the Company's services.

  Direct operating costs consist primarily of salaries and wages, travel, consulting fees and facility costs associated with maintaining and operating the Company's various revenue generating platforms and telecommunications networks, regulatory fees and non-telecommunications costs directly associated with providing services.

  Direct sales and marketing costs consist primarily of salaries and wages, travel and entertainment, advertising, commissions and facility costs associated with function of selling or marketing the Company's services.

  Research and development costs consist primarily of salaries and wages, travel, consulting fees and facilities costs associated with developing product enhancements and new product development.

  General and administrative costs consist primarily of salaries and wages associated with billing, customer service, order processing, executive management and administrative functions that support the Company's operations. Bad debt expense associated with customer accounts is also included in this caption.

  Depreciation and amortization includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill, customer lists, developed technology and assembled work force, and the MCI WorldCom strategic alliance agreement.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is defined as net income before taxes, other income (expense), depreciation, amortization, accrued settlement costs, acquired research and development costs and restructuring, merger costs and other special charges.

  EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is considered a key management performance indicator of financial condition because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability and the effect of one time cash or non-cash charges associated with cash flow before payments for interest and taxes. EBITDA before accrued settlement costs, acquired research and development cost and restructuring, merger and other special charges may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

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

Results Of Operations

  The following table presents the percentage relationship of certain statements of operations items to total revenues for the Company's consolidated operating results for the periods indicated:

                              Year Ended
                           December 31, 1999
                           ---------------------
                           1999    1998    1997
                           -----   -----   -----
REVENUES.................. 100.0 % 100.0 % 100.0 %
COST OF SERVICES..........  28.3    30.4    27.9
                           -----   -----   -----
GROSS MARGIN..............  71.7    69.6    72.1
                           -----   -----   -----
 Direct operating costs...  15.1    12.1     7.8
                           -----   -----   -----
CONTRIBUTION MARGIN.......  56.6    57.5    64.3
                           -----   -----   -----

OPERATING EXPENSES
 Direct sales and
  marketing...............  23.5    24.6    24.4
 Research and
  development.............   2.6     1.2     0.8
 General and
  administrative..........  21.9    17.8    13.0
 Depreciation.............  15.3    10.4     8.5
 Amortization.............  21.6    14.7     0.8
 Restructuring, merger
  costs and other special
  charges.................   1.7     5.4    23.6
 Acquired research and
  development.............   --      3.5     --
 Accrued settlement
  costs...................   --      0.3     0.7
                           -----   -----   -----
  Total operating
   expenses...............  86.6    77.9    71.8
                           -----   -----   -----
OPERATING INCOME (LOSS)... (30.0)  (20.4)   (7.5)
                           -----   -----   -----

OTHER INCOME (EXPENSE)
 Interest, net............  (5.4)   (3.3)   (0.4)
 Gain on marketable
  securities..............  33.2     --      --
 Other, net...............   2.7     0.1     0.1
                           -----   -----   -----
  Total other income
   (expense)..............  30.5    (3.2)   (0.3)

INCOME (LOSS) BEFORE
 INCOME TAXES.............   0.5   (23.6)   (7.8)
INCOME TAX PROVISION
 (BENEFIT)................   7.7    (4.8)    0.4
                           -----   -----   -----
NET LOSS..................  (7.2)% (18.8)%  (8.2)%
                           =====   =====   =====

  The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                                            Year Ended
                                                         December 31, 1999
                                                       -----------------------
                                                        1999     1998    1997
                                                       -------  ------  ------
REVENUES:
 Xpedite.............................................. $ 242.0  $197.0  $  3.9
 Voicecom.............................................   125.7   152.9   166.7
 Premiere Conferencing................................    53.8    36.9     3.5
 Retail Calling Card Services.........................    37.2    58.0    55.3
 Eliminations.........................................    (0.3)    --      --
                                                       -------  ------  ------
 Totals............................................... $ 458.4  $444.8  $229.4
                                                       =======  ======  ======
OPERATING PROFIT (LOSS):
 Xpedite.............................................. $ (30.4) $(19.7) $ (0.1)
 Voicecom.............................................    (6.9)   23.7    49.1
 Premiere Conferencing................................    (3.8)    1.8     0.7
 Retail Calling Card Services.........................   (43.8)  (27.3)   (5.8)
 Corporate............................................   (45.3)  (28.5)   (5.1)
 Eliminations.........................................    (0.3)    --      --
 Restructuring, merger costs and other special
  charges.............................................    (7.6)  (24.1)  (54.0)
 Acquired research and development....................     --    (15.5)    --
 Accrued settlement costs.............................     --     (1.5)   (1.5)
                                                       -------  ------  ------
 Totals............................................... $(138.1) $(91.1) $(16.7)
                                                       =======  ======  ======
EBITDA:
 Xpedite.............................................. $  61.2  $ 54.1  $ (0.1)
 Voicecom.............................................    16.8    51.0    67.7
 Premiere Conferencing................................     9.0     7.0     0.7
 Retail Calling Card Services.........................    (5.8)  (22.1)   (3.1)
 Corporate............................................   (42.1)  (28.2)   (5.1)
 Eliminations.........................................    (0.3)    --      --
                                                       -------  ------  ------
 Totals............................................... $  38.8  $ 61.8  $ 60.1
                                                       =======  ======  ======

Analysis

  The Company's financial statements reflect the results of operations of Xpedite, Xpedite international affiliates, ATS and Intellivoice from the date of their respective acquisition. These acquisitions have been accounted for under the purchase method of accounting. The Company's financial statements have been restated for all periods presented to reflect the Voice-Tel and VoiceCom Systems, Inc. acquisitions, which have been accounted for under the pooling-of-interests method of accounting. The following discussion and analysis is prepared on that basis and is discussed on an operating segment basis.

 Revenues

  Consolidated revenues increased 3.1% to $458.4 million in 1999 and 93.9% to $444.8 million in 1998. Revenues in the Company's operating segments increased as follows:

  . Xpedite revenues increased 22.8% to $242.0 million in 1999 and 4,951.3% to $197.0 million in 1998. The increase in 1999 was attributable to (1) twelve months of revenue in 1999 versus ten months in 1998 from Xpedite Systems, Inc. which was acquired in 1998 and accounted for under the purchase method of accounting, (2) growth in this unit's Asia/Pacific region and (3) acquisitions made in this segment's European region during the second quarter of 1999. The increase in 1998 was primarily attributable to the acquisition of Xpedite Systems, Inc. in February of 1998.

  . VoiceCom revenues decreased 17.8% to $125.7 million in 1999 and 8.3% to $152.9 million in 1998. The decrease in 1999 was attributable to the expiration of revenue commitments under the strategic alliance agreement with MCIWorldcom in September 1998, the bankruptcy of two wholesale platform calling card customers in the second quarter of 1998, decreases in its local based voice messaging distribution channel with Amway, decreases in its 800-based corporate messaging and calling card programs. These decreases were offset, in part, by increases in revenue from the Company's call center IVR service with Bank of America and its Orchestrate strategic alliance with Healtheon/WebMD. The decrease in 1998 was attributable to having twelve months of the MCIWorldcom revenue commitment in 1997 versus only nine months in 1998 when it expired in September 1998, decreases in its local based voice messaging distribution channel with Amway and decreases in its 800-based corporate messaging and calling card programs.

  . Premiere Conferencing revenues increased 45.8% to $53.8 million in 1999 and 954.3% to $36.9 in 1998. The increase in 1999 is attributable to (1) twelve months of revenue in 1999 versus nine months in 1998 for ATS, which was acquired in the second quarter of 1998 and accounted for under the purchase method of accounting and (2) increases from its unattended conferencing product. Management of this segment anticipates growing this portion of its business in which the conferencing event is fully automated and more profitable as less labor costs are required to support and maintain.

  . Retail calling card services revenues decreased 35.9% to $37.2 million in 1999 and increased 4.9% to $58.0 million in 1998. The decrease in 1999 is attributable to (1) the exiting of unprofitable prepaid calling card programs in the third quarter of 1998, (2) management's decision in the first quarter of 1998 to discontinue its unprofitable direct response advertising in in-flight magazines for its Worldlink calling card and (3) management's decision in 1999 to discontinue unprofitable direct response advertising of its Worldlink calling card program with its co-branding partners. In the third quarter of 1999, management decided not to acquire any new customers in this segment because it determined that the cost of acquiring such customers outweighed the revenues generated from these customers. Management expects that further decreases in revenue will occur in this segment as operations discontinue. Management is currently seeking potential buyers for this customer base. The increase in 1998 is attributable to growth in the co-branding and collegiate distribution channels for calling card services, offset by declines in its in-flight magazine distribution channel.

 Gross Margins

  Consolidated gross profit margins were 71.7%, 69.6% and 72.1% in 1999, 1998 and 1997, respectively. Gross margins in the Company's operating segments are as follows:

  Xpedite gross profit margins were 68.3%, 64.9% and 80.0% in 1999, 1998, and 1997, respectively. Gross margins increased in 1999 due to decreases in per minute telecommunications rates for the Xpedite worldwide network. Lower telecommunications costs have become the general industry trend over the past two years. Gross margins were higher in 1997 because this segment's business that year was primarily composed of local based voice messaging business in Asia/Pacific, which has inherently higher gross margins due to the absence of per minute long distance charges. Gross margins declined in 1998 due to the acquisition of Xpedite Systems, Inc., which had inherently lower gross margins due to the presence of per minute long distance charges.

  VoiceCom gross profit margins were 79.8%, 81.1% and 80.9% in 1999, 1998 and 1997, respectively. Gross margins declined in 1999 primarily due to the expiration of the MCIWorldcom revenue commitments, offset by lower fixed telecommunications costs, which is a general industry trend. Gross margins increased in 1998 due to a better mix of local based messaging revenues versus 800 based corporate messaging services and lower fixed telecommunications costs.

  Premiere Conferencing gross profit margins were 78.3%, 77.0%, 70.0% and in 1999, 1998 and 1997, respectively. Gross margins increased in 1999 due to better pricing in the product mix, along with lower per minute telecommunications costs, which is a general industry trend. Gross margins increased in 1998 due primarily to the acquisition of ATS in the second quarter of 1998. Previously in 1997, the conferencing business was primarily from VoiceCom Systems, Inc., which had telecommunication per minute rates with providers that were significantly higher than those of ATS.

  Retail calling card services gross profit margins were 56.2%, 48.1% and 44.3% in 1999, 1998 and 1997, respectively. Gross margins increased in 1999 due to
(1) the exit of prepaid calling card business in the third quarter of 1998, which had inherently lower gross margins due to the mix of this business being primarily international and (2) lower per minute telecommunications rates offered by its telecommunications providers. The increase in 1998 was due primarily to lower per minute telecommunications rates offered by its telecommunications providers. Lower telecommunications costs have become the general industry trend over the past two years.

 Direct operating costs

  Consolidated direct operating costs as a percent of revenues were 15.1%, 12.1% and 7.8% in 1999, 1998 and 1997 respectively. The increase in direct operating costs in 1998 as a percent of revenue is primarily attributable to the acquisition of ATS, which inherently carries a higher percentage of direct operating costs to revenue versus the other operating segments of the Company due to the labor-intensive nature of its service delivery associated with its attended conference calling revenues. Direct operating costs for Premiere Conferencing are approximately 38% of revenues. This increase was offset in part by reduced operating costs in the Voicecom segment from 1997 to 1998 due to the restructuring of Voice-Tel's operations infrastructure. The estimated annualized impact on this reduction was approximately $8.0 million, of which approximately $4.0 would have been immediately recognized in 1997. See the restructuring, merger and other special charges section of this discussion for further details. The increase in 1999 versus 1998 is attributable to (1) the growth in the mix of Premiere Conferencing business from 8.3% of consolidated revenues in 1998 to 11.7% of consolidated revenues in 1999 and (2) decreases in messaging revenues, as outlined in the revenue section of this discussion, creating a higher percentage of fixed facilities costs to support the existing revenue base.

 Direct sales and marketing

  Consolidated direct sales and marketing costs as a percent of revenues were 23.5%, 24.6% and 24.4% in 1999, 1998 and 1997 respectively. The decrease in direct sales and marketing costs as a percentage of revenues in 1999 is attributable to a reduction of 122 employees related to duplicative sales force in the Voicecom segment as part of the Xpedite acquisition. This duplicative sales force reduction reduced annualized sales and marketing costs by approximately $6.0 million. Also contributing to this reduction was management's exit of direct response advertising in in-flight magazines in its retail calling card unit in the third quarter of 1998. Management exited this activity due to the increased costs to acquire customers through this channel due to saturation of this marketing channel. Direct sales and marketing costs as a percentage of revenues remained relatively flat between 1998 and 1997.
 Research and development


  Consolidated research and development costs as a percent of revenues were 2.6%, 1.2% and 0.8% in 1999, 1998 and 1997, respectively. Research and development costs as a percentage of revenue have increased from 1997 to 1999 as a result of the Company's efforts in developing and bringing to market its Orchestrate(R) product. In 1998, the Company increased efforts to bring to market the first version of Orchestrate(R), which was rolled out in the second quarter of 1998. These costs increased significantly in 1999 as the Company increased efforts to develop and bring to market its latest version of Orchestrate(R), called Orchestrate(R) 2000, which management believes will be ready for market in 2000. These cost increases in 1999 were driven primarily from the acquisition of Intellivoice Communications, Inc., which was the primary developer of Orchestrate(R) 2000, and the Sun Microsystems agreement, which provided the hardware and support. Orchestrate(R) is a unified messaging product which combines voice, fax and e-mail messaging together on your computer via the Internet or from your telephone. In addition, Orchestrate(R) provides features such as contact manager, calendars and personalized portals to the Internet.

 General and administrative

  Consolidated general and administrative costs as a percent of revenues were 21.9%, 17.8% and 13.0% in 1999, 1998 and 1997, respectively. Excluding one-time events surrounding approximately $16.1 million of one-time charges in the second quarter of 1998 and $13.1 million in 1999, consolidated general and administrative costs as a percent of revenues were 19.1%, 14.2% and 13.0% in 1999, 1998 and 1997, respectively.

  These one-time events in the second quarter of 1998 consisted of $8.4 million of bad debt expense related to bankruptcies of two wholesale calling card customers, $2.3 million of start-up costs, primarily executive compensation, incurred in the start-up of Orchestrate(R), $1.5 million related to stay bonuses earned in connection with the post-merger period of the Xpedite acquisition and $3.9 million of asset impairment and other costs.

  The one-time events in 1999 consisted of restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. These Company-owned shares included
168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD
Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. Excluding the shares subject to these restricted stock grants, the Company owned an aggregate of 1,932,000 shares of WebMD Series E Common Stock and 74,305 shares of WebMD Series F Preferred Stock, which represented and was exchanged for 4,804,384 shares of common stock of Healtheon/WebMD, and 812,960 shares of USA.NET Series C Preferred Stock. In connection with this action the Company recorded $13.1 million of non-cash expense related to the partial vesting of these grants. The Company will be required to record additional non-cash charges of $1.3 million in 2000, $138,000 in 2001 and $154,000 in 2002, reflecting the remaining vesting period associated with these grants.

  General and administrative costs, excluding one-time charges, increased in 1998 from 13.0% of revenue in 1997 to 14.2% in 1998. This increase was primarily driven by costs to build out increased corporate infrastructure, such as increased rent and salaries, and was offset in part by reduced general and administrative costs in the Voicecom unit as part of the reduction in field administrative functions of the Voice-Tel acquisition. The estimated annualized salary savings from the reduction in field administrative functions was approximately $6.2 million. See the restructuring, merger and other special charges section of this discussion for further details. Also contributing to this increase was the loss of certain revenue, as outlined in the revenue section of this discussion, without the loss of certain fixed general and administrative costs, such as facilities costs and support personnel. The significant increase in general and administrative costs in 1999 as a percent of revenue from 14.2% to 19.1% was primarily driven by (1) significant revenue reductions in the Voicecom and retail calling card units as outlined in the revenue section of this discussion and (2) the continued build out of the Company's corporate infrastructure in late 1998 and early 1999. Both of these factors combined to outweigh gains made from the administrative reductions realized as part of the restructuring plans of the Voice-Tel and VoiceCom Systems, Inc. acquisitions. Realizing this continued trend, management acted in the third quarter of 1999 on an aggressive workforce reduction at its Corporate unit to reverse this unfavorable trend going into 2000.
Approximately $13.1 million of annualized salary and wage savings will be realized from the third quarter 1999 restructuring plan. For a further outline of this plan, see the restructuring, merger and other special charges section of this discussion.

 Depreciation

  Consolidated depreciation as a percent of revenues was 15.3%, 10.4% and 8.5% in 1999, 1998 and 1997, respectively. Depreciation in the Company's operating segments are as follows:

  . Xpedite depreciation costs were 5.9% and 8.4% of segment revenues in 1999 and 1998, respectively. The decrease in expense as a percent of revenues is primarily due to increased business on existing capacity of the document distribution network and the aging of the network without significant capital additions to increase the capacity.

  . Voicecom depreciation costs were 13.7%, 12.6% and 10.1% of segment revenues in 1999, 1998 and 1997, respectively. The increase in expense as a percent of revenues from 1997 to 1999 is attributable to an increase in available capacity due to the revenue decreases, as outlined in the revenue section of this discussion.

  . Premiere Conferencing depreciation costs were 7.8% and 5.7% of segment revenues in 1999 and 1998, respectively. The increase in expense as a percent of revenues from 1998 to 1999 is attributable to increased capital additions as this segment made significant upgrades during 1998 and 1999 to its unattended conferencing platform, which management of this segment expects to grow over the next several years.

  . Retail calling card depreciation costs were 87.6%, 14.1% and 4.9% of segment revenues in 1999, 1998 and 1997, respectively. The increase in expense as a percent of revenues from 1997 to 1999 is attributable to
     (1) significant declines in the revenue base as outlined in the revenue section of this discussion, which created significant excess capacity on this network platform and (2) management's decision in the fourth quarter of 1998 to reduce the remaining useful life of certain equipment from two to five years down to twelve to fifteen months, which resulted from managements' decision in the third quarter of 1999 to cease acquiring new customers in this segment and exit this business.

  . Corporate depreciation costs were $1.6 and $0.2 million in 1999 and 1998, respectively. The increase in these costs were attributable primarily to the installation of new management information systems, new financial management systems and increased computer equipment purchases. The new computer equipment purchases were due in part to the infrastructure build out at the corporate level during 1998 and early 1999. The new management information systems and financial systems were put in place as an overall consolidation of the various legacy systems acquired through the acquisitions of Voice-Tel, VoiceCom Systems, Inc., ATS and Xpedite and to address Year 2000 concerns.

 Amortization

  Consolidated amortization as a percent of revenues was 21.6%, 14.7% and 0.8% in 1999, 1998 and 1997, respectively. The increase in amortization expense in 1998 was due to (1) the acquisition of Xpedite, ATS and various international acquisitions, (2) the shortening of the estimated useful economic life of the MCIWorldcom strategic alliance contract from 25 to three years during the fourth quarter of 1998, as discussed in Note 6--"Strategic Alliance Contract" and in the restructuring, merger and other special charges section of this discussion and (3) the shortening of the estimated useful economic life of existing goodwill and customer lists from the Voice-Tel and ATS acquisition from 5 to 40 years to 3 to 7 years during the fourth quarter of 1998. The increase in 1999 was due to (1) twelve months in 1999 versus ten months in 1998 of amortization related to Xpedite, (2) twelve months in 1999 versus nine months in 1998 of amortization related to ATS, in addition to a full year of amortization under shortened lives in 1999 versus three months in 1998, (3) a full year of amortization in 1999 under a shortened life related to the MCIWorldcom strategic alliance contract versus three months in 1998, (4) a full year of amortization of Voice-Tel goodwill and customer lists under shortened lives versus three months in 1998 and (5) additional amortization from the acquisitions of Xpedite's French affiliate in the second quarter of 1999 and the acquisition of Intellivoice in the third quarter of 1999, both accounted for under the purchase method of accounting.

 Net interest expense

  Net interest expense increased to $24.7 million in 1999, from $14.7 million in 1998 and $0.9 million in 1997. Net interest expense increased in 1999 mainly due to the following factors:

  . Increased average borrowings in 1999 versus 1998 under the Company's revolving line of credit facility that was assumed as part of the acquisition of Xpedite in February of 1998.

  . Reduced interest income on the average balance of marketable securities in debt and mutual funds that the Company held during 1999 versus 1998.

  Substantially all of the debt assumed in the acquisition of Xpedite was associated with a short-term revolving loan facility maintained by Xpedite. In December 1998, the Company amended and restated this facility for a one-year period. As discussed in "Liquidity and Capital Resources," the Company has paid off and terminated this short-term revolving loan facility at December 15, 1999. The increase in average borrowings on the line of credit were primarily due to certain international acquisitions in 1999 and capital expenditures used in developing the Company's new Orchestrate(R) operating system for 2000. The reduced interest income on marketable securities was due to the Company's liquidation of certain debt and mutual fund holdings in the early part of 1998, which was used, in part, to fund investments in PTEKVentures and general capital expenditure needs.

  Net interest expense increases in 1998 versus 1997 were primarily due to the following factors:

  . Interest associated with the $132.8 million of debt assumed in the acquisition of Xpedite in February of 1998 and $5.9 million of debt assumed in the acquisition of ATS in April of 1998.

  . Reduced interest income on the average balance of marketable securities in debt and mutual funds that the Company held during 1998 versus 1997. The Company held $154.6 million in 1997 and $20.8 million in 1998 of marketable securities, primarily debt and mutual funds. The reduction in these securities was primarily due to the acquisition of ATS, deal costs associated with the acquisitions of Xpedite and ATS and investments in companies that have since become investments in PTEKVentures.

 Accrued settlement costs

  Accrued settlement costs were $1.5 million in 1998 and 1997. See Note 17-- "Commitments and Contingencies" of the Notes to the Consolidated Financial Statements and "Legal Proceedings" under Item 3 of Part I of this document for further information about the matters giving rise to these costs.

 Acquired research and development costs

  Acquired research and development costs of $15.5 million expensed in 1998 were associated with the acquisition of Xpedite. This cost represents the value assigned to research and development projects in the developmental stage, which had not reached technological feasibility at the date of the acquisition. The acquired research and development was valued using the income approach, which consisted of estimating the expected after-tax cash flows attributable to this asset over its life and converting this after-tax cash flow to present value through discounting. See Note 7--"Acquisitions" in Notes to Consolidated Financial Statements for additional information.

 EBITDA

  Consolidated EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges was $38.8 million or 8.5% of revenues in 1999, $61.8 million or 13.9% or revenues in 1998, and $60.1 million or 26.2% of revenues in 1997.

  . Xpedite EBITDA was $61.2 million or 25.3% of segment revenues, $54.1 million or 27.5% of segment revenues and $(0.1) million or (2.6)% of segment revenues in 1999, 1998 and 1997, respectively. The increase in EBITDA from 1997 to 1998 was primarily driven by the acquisition of Xpedite in February of 1998. Prior to the acquisition of Xpedite, this segment was composed of the messaging business of Voice-Tel in Australia and New Zealand. The increase in EBITDA to $61.2 million in 1999 was related to twelve months of operating results for Xpedite versus ten months in 1998. The decline as a percent of revenue was primarily driven by lower EBITDA acquisitions made in Europe in the latter half of 1998 and the first half of 1999, along with start up costs associated with the acquisition of a customer list in the Asia/Pacific region of this business unit. Management of this segment has focused their efforts in Europe with the installation of new management focused on bringing the European acquisition's EBITDA more in line with EBITDA of base operations.

  . Voicecom EBITDA was $16.8 million or 13.4% of segment revenues, $51.0 million or 33.4% of segment revenues and $67.7 million or 40.6% of segment revenues in 1999, 1998 and 1997, respectively. The decrease in EBITDA in 1999 is attributable to (1) the expiration of revenue commitments from the MCIWorldcom strategic alliance contract in which little or no telecommunications or selling, general or administrative costs existed in this high margin offering, (2) increased research and development costs associated with Orchestrate(R), (3) decreases in high margin messaging revenues with very little or no selling, general or administrative costs associated, such as the Amway distribution channel and certain corporate messaging customers in which the Company provides only maintenance services and (4) the bankruptcy of two significant high margin wholesale calling card customers in which the Company incurred very little or no telecommunications costs or selling, general or administrative costs. These decreases were offset, in part, by administrative and customer service workforce reduction as part of the restructuring plan associated with the reorganization of the Company into CES and EES during the fourth quarter of 1998. For a further discussion of this reorganization plan, see the restructuring, merger and other special charges section of this discussion. The decrease in EBITDA in 1999 was, to a lesser extent, caused by the same conditions which drove the decrease in 1999, along with bad debt expenses associated with the bankruptcy of two wholesale calling card customers.

  . Premiere Conferencing EBITDA was $9.0 or 16.7% of segment revenues, $7.0 or 19.0% of segment revenues and $0.7 million or 20.0% of segment revenues in 1999, 1998 and 1997, respectively. Conferencing revenue in 1997 was primarily from the unattended conferencing product offering from VoiceCom. The increase in 1998 was driven from the acquisition of ATS in the second quarter of 1998. The increase in EBITDA in 1999 was primarily driven from twelve months of operations for ATS versus nine months of operations in 1998. The decline in EBITDA as a percent of revenue in 1999 is due to start-up costs associated with sales and marketing efforts in growing the segment's unattended conferencing product offering.

  . Retail calling card EBITDA was $(5.8) million or (15.6)% of segment revenues, $(22.1) million or (38.1)% of segment revenues and $(3.1) million or (5.6)% of segment revenues in 1999, 1998 and 1997, respectively. The decrease in negative EBITDA in 1999 is attributable
     (1) the exiting of unprofitable prepaid calling card programs in the third quarter of 1998, (2) management's decision in the first quarter of 1998 to discontinue its unprofitable direct response advertising in in-flight magazines for its Premiere Worldlink calling card and
     (3) management's decision in 1999 to discontinue unprofitable direct response advertising of its Premiere Worldlink calling card program with its co-branding partners. In the third quarter of 1999, management decided not to acquire any new customers in this segment because it determined that the cost of acquiring such customers outweighed the revenues that these customers could generate for the Company. Management expects that further decreases in revenue will occur in this unit as operations wind down. However, management expects that EBITDA will be break even, absent any costs to acquire customers. Management is currently seeking potential buyers for this customer base. The increase in negative EBITDA from 1997 to 1998 was attributable to (1) prepaid calling card programs, (2) direct response advertising of the Premiere Worldlink calling card in in-flight magazines and (3) co-branding relationships to co-market the Premiere Worldlink calling card. All three programs came under extreme pricing pressures from competitors and the cost to acquire a customer quickly became greater than the expected benefit gained over the life of that customer. Accordingly, management exited the first two programs in 1998 and decided in the third quarter of 1999 to cease acquiring any new customers.

  . Corporate EBITDA was $(42.1) million or (9.2)% of consolidated revenues, $(28.2) million or (6.3)% of consolidated revenues and $(5.1) million or (2.2)% of consolidated revenues in 1999, 1998 and 1997, respectively. Excluding one-time costs of $12.3 million in 1999 and $9.3 million in 1998, EBITDA for those two years would have been $29.8 million or (6.5)% of consolidated revenues and $18.9 million or (4.2)% of consolidated revenues. One time costs in 1999 were related to costs associated with restricted stock grants to certain executives of the Company, as discussed further in

     Note 16--"Related Party Transactions." One time costs in 1998 were associated with a note receivable write-off associated with the bankruptcy of a strategic wholesale calling card partner, start-up costs, primarily executive compensation, incurred in the start-up of its Orchestrate.com, Inc. subsidiary, stay bonuses earned in connection with the post-merger period of the Xpedite acquisition and asset impairment and other costs. The increase in negative EBITDA at the Corporate level in 1998 versus 1997 was primarily driven by the build out of a corporate infrastructure in the latter half of 1998 and the first half of 1999. The increase in negative EBITDA in 1999 versus 1998 is a continuation of the build out of the corporate infrastructure through the third quarter of 1999. In the third quarter of 1999, management reorganized the Company into a decentralized business model placing many of the corporate functions being built up in the corporate infrastructure back into the new decentralized operating segments. In many cases these corporate costs were duplicative or deemed unnecessary when pushed down into each operating segment. Accordingly, management expects significant cost savings from this third quarter restructuring. For a further discussion, see the restructuring, merger costs and other special charges section of this discussion.

 Effective income tax rate

  In 1999, the Company's effective income tax rate varied from the statutory rate, primarily as a result of nondeductible goodwill amortization associated with the Company's acquisitions in 1998 and 1999, which have been accounted for under the purchase method of accounting. In 1998, the Company's effective income tax rate varied from the statutory rate primarily as a result of nondeductible goodwill amortization associated with the Company's acquisitions, which have been accounted for under the purchase method of accounting. In 1997, the Company's effective tax rate varied from the statutory rate due to certain non-taxable investment income and income of Voice-Tel entities, which had elected to be treated as S-Corporations under U.S. tax law prior to their acquisition by the Company. See Note 18--"Income Taxes" in the Notes to Consolidated Financial Statements for additional information.

 Liquidity and capital resources

  Operating cash flows and working capital--Consolidated operating cash flows were $9.9 million, $22.2 million and $27.2 million in 1999, 1998 and 1997, respectively. Excluding payments for restructuring, mergers and other special charge activities, operating cash flows would have been $18.8 million, $37.2 million and $53.8 million in 1999, 1998 and 1997. Reduced operating cash flows from 1997 to 1998 of approximately $13 million was attributable to the expansion of the Company's corporate infrastructure, a decline in the revenues of a significant messaging customer, a decline in revenues from the Company's MCIWorldCom strategic alliance, loss of revenues from two significant wholesale calling card customers, the addition of resources to develop and market the Orchestrate(R) product and significant profit deterioration in retail calling card services. This decline, in part, was offset by headcount reductions in the Company's messaging unit as part of its restructuring efforts, as discussed further in the "restructuring, merger and other special charges" section of this discussion. Reduced operating cash flows from 1998 to 1999 of approximately $25.9 million is attributable primarily to the continued decline in revenues from the Company's MCIWorldCom strategic alliance and increased interest paid on the revolving loan facility due to increased borrowings outstanding during 1999. Increased interest paid during 1999 versus 1998 was approximately $13.7 million. Consolidated working capital ratios were 1.23 to 1 at December 31, 1999, as compared with .6 to 1 at December 31, 1998. The significant improvement in working capital ratios is attributable to the Company's repayment and termination of its revolving loan facility. On
December 15, 1999, the Company repaid and terminated its revolving loan facility. Substantially all of the proceeds of approximately $154.4 million from the sale of approximately 3.5 million shares of the Company's investment in Healtheon/WebMD were used in order to pay off all outstanding borrowings on the revolving loan facility. See Note 4--"Marketable Securities, Available for Sale" and Note 10--"Indebtedness" for related discussions.

  Investing activities--Consolidated investing activities provided (used) cash of approximately $107.2, $21.3 million and $(160.1) million in 1999, 1998 and 1997, respectively. Investing activities in the Company's segments, are discussed below.

  . Xpedite investing activities (used) cash of $(14.7), $(11.8) million in 1999 and 1998, respectively. Investing activities in this unit for both years were primarily replacement of dated equipment in the existing network.

  . Voicecom investing activities (used) cash of $(9.5) million, $(25.7) million and $(22.0) million in 1999, 1998 and 1997, respectively. Investing activities in this unit for 1999 were primarily for equipment and software purchases to develop the latest version of Orchestrate(R), Orchestrate(R) 2000, and replacement of dated equipment in the voice mail network. In addition, this segment received approximately $7.9 million of cash in connection with a note receivable from a wholesale calling card customer. Investing activities in 1998 and 1997 were primarily expansion of the switching network facilities in addition to expansion of the Atlanta headquarters of this segment.

  . Premiere Conferencing investing activities (used) cash of $(9.7) and $(7.3) million in 1999 and 1998, respectively. Investing activities in 1998 were primarily for replacement of dated equipment in the conferencing network. Investing activities in 1999 were primarily for expansion of the conferencing network for unattended conferencing that is the primary growth product offering for this unit and the build out of this segment's new headquarters.

  . Retail calling card investing activities (used) cash of $0.0 million, $(11.2) million and $(11.4) million in 1999, 1998 and 1997, respectively. Investing activities in 1997 and 1998 were primarily for replacement of dated switching equipment in the retail calling card network. No capital expenditures were incurred in 1999 due to management's decision to exit major marketing channels in 1999 and the eventual decision to cease acquiring customers in the third quarter of 1999.

  . Corporate investing activities (used) provided cash of $(11.4), $50.9 and $(98.8) in 1999, 1998 and 1997, respectively. Cash used in 1999 was for the acquisitions of the Company's French affiliate, Xpedite France, S.A., and Intellivoice Communications, as well as for investments in Webforia, S-1 and Derivion at cost, which are now part of the PTEKVentures portfolio. For a further discussion of the investments of PTEKVentures, see Note 5--Investments in Affiliates, at Cost and
     Note 4--Marketable Equity Securities, Available For Sale. These acquisitions and investments have been offset in part by the redemption of various marketable securities in municipal obligations and mutual funds that were held during the year. Cash provided in 1998 resulted primarily from the redemption of various marketable securities in municipal obligations and mutual funds. These redemptions, in part, helped to fund the capital expenditure needs of various operating segments, to acquire ATS, to make the initial investment in Intellivoice Communications, to acquire various international fax businesses, which have become part of Xpedite, and to invest in the portfolio of companies that now make up PTEKVentures. The companies invested in during 1998, which are now in the PTEKVentures portfolio, were WebMD, Vertical One (now owned by SI), USA.NET and Webforia. Cash used in 1997 was attributable to the purchase of municipal obligations and mutual funds from the proceeds of the Company's $172.5 million convertible subordinated note issuance. These municipal obligations and mutual funds were redeemed, in part, to fund capital expenditure needs of the operating segments and to fund restructuring, merger and other special charge activity in 1997. In addition, the Company used funds to purchase various franchises under the Voice-Tel acquisition in 1997.

  . PTEKVentures investing activities provided cash of $152.4 million in 1999. Cash provided in 1999 was from the redemption of approximately
     3.5 million shares of Healtheon/WebMD. The proceeds from this redemption were used, in substantial part, to pay off the Company's revolving loan facility. In addition, PTEKVentures made an additional investment in an existing portfolio company, Webforia, of approximately $2.0 million.

  Financing activities--Consolidated financing activities (used) provided cash of approximately $(120.9), $(46.1) million and $138.7 million in 1999, 1998 and 1999, respectively. Financing activities are managed in the Company's Corporate segment. The Company's principal financing activities in 1997 included the issuance of convertible subordinated notes of $172.5 million, net of $6.0 million of debt issue costs, the reduction of $29.5 million debt acquired from Voice-Tel and VoiceCom, distributions of $9.4 million related primarily of S-Corporation distributions from the acquisition of Voice-Tel and $13.8 million of proceeds from employee stock option exercises. The Company's principal financing activities in 1998 were payments of $29.8 million on its revolving loan facility, $9.1 million from the Company's purchase of approximately
1.1 million shares of its stock under its stock repurchase program and the payment of $5.5 million of the proceeds from the previous years employee stock options for employer taxes associated with those employee options. The Company's principal financing activity in 1999 was the repayment and termination of its revolving loan facility on December 15, 1999. This loan facility was paid off from the redemption of 3.5 million shares of its investment in Healtheon/WebMD. The proceeds from this redemption were approximately $154.4 million. Annualized interest savings from the loan facility repayment will be approximately $18.0 million annually.

  At December 31, 1999, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company's various restructuring plans, lease obligations, commitments under its strategic alliances with Healtheon/WebMD and Sun Microsystems, semi-annual interest on the convertible subordinated debt and notes payable to former owners of acquired companies. The Company is in compliance with all such agreements at this date. See also Note 10--Indebtedness and Note 17-- Contingencies and Commitments in the Notes to Consolidated Financial Statements. The Company maintains a margin loan account with a certain investment bank where it can borrow up to 45% and 50% of the Company's holdings in Healtheon/WebMD and S-1 Corporation, respectively. Interest rates on borrowings under this margin loan arrangement are based on the broker call rate. At December 31, 1999, the Company had no borrowings outstanding on the margin loan arrangement.

  Management believes that cash and marketable securities, available for sale and cash flows from operations should be sufficient to fund the Company's capital expenditure requirements of its operating units and investment initiatives of PTEKVentures. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets and other factors, the Company may, form time to time, engage capital transactions, including debt or equity issuances, in order to increase the Company's financial flexibility and meet other capital needs.

Restructuring, Merger Costs And Other Special Charges

  Between the second quarter of 1997 and the fourth quarter of 1998, The Company made several acquisitions, including the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite. In connection with these acquisitions, management formulated separate plans to exit activities of those acquired companies or to exit activities of existing Company operations. The Company also incurred substantial transaction costs in connection with these acquisitions. Accordingly, the Company expensed the costs associated with these management plans and the associated transaction costs. In the second quarter of 1997, the Company recorded costs of $40.0 million in connection with its acquisition of Voice-Tel, which was accounted for as a pooling-of-interests and which became part of the EES operating unit. In the third quarter of 1997, the Company recorded costs of $14.1 million in connection with its acquisition of VoiceCom Systems, Inc., which was accounted for as a pooling-of-interests and whose operations became part of the CES operating unit. In the first quarter of 1998, the Company recorded costs of $4.5 million associated with management's plan to close existing activities of both the Voice-Tel and VoiceCom acquisitions that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Also in the first quarter of 1998, the Company expensed costs to exit certain activities existing in its Enhanced Calling Card operations that became part of the EES operating unit. During the fourth quarter of 1998, the Company recorded a $17.8 million write-off as part of management's quarterly assessment of the carrying value of its strategic investments. Certain investments were deemed permanently impaired and accordingly written down to fair value. Also, during the fourth quarter of 1998, management recorded an $11.4 million charge in connection with its reorganization of the Company into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established during these prior acquisitions resulting in the reduction of $9.7 million of existing restructuring reserves. A detailed discussion of the components of the costs for each of these plans is set forth below.

  During the third quarter of 1999, management decentralized the Company further into six segments consisting of Voicecom (formerly in the EES and CES groups), Xpedite (formerly in the CES group), Premiere Conferencing (formerly in the CES group), Retail Calling Card Services (formerly in the EES group), PTEKVentures and Corporate. As part of this reorganization, management continued its movement away from integrating its service offerings onto a single unified service platform by further decentralizing the organization from two customer based operating units, EES and CES, into smaller product based or functional cost-based operating segments. The primary focus of this plan was to eliminate a significant portion of the Corporate overhead. In connection with this reorganization, management recorded a charge of $8.2 million.

 Voice-Tel Acquisition

  In the second quarter of 1997, the Company recorded restructuring, merger costs and other special charges of approximately $40.0 million in connection with its pooling-of-interests with Voice-Tel. These charges result from management's plan to restructure the operations of the Voice-Tel businesses under a consolidated business group model and discontinue its franchise operations. Such amounts consist of $9.5 million of severance and exit costs, $3.1 million of contractual obligations, $17.2 million of transaction obligations, $3.1 million of asset impairments and $7 million of other costs, primarily to exit facilities and certain activities.

  Severance and exit costs are attributable to the termination of 234 employees primarily associated with the former owners and administrative functions of the Voice-Tel franchise organization that management is reorganizing under a corporate structure. Severance and exit costs are cash outlays. In 1997 and 1998, the Company paid severance and exit costs of $4.5 million and $2.0 million, respectively. Employees terminated under this plan in 1997 and 1998 were 129 and 57, respectively. Total estimated annual savings from these terminations in 1997 and 1998 was approximately $14.2 million. Severance and exit costs attributable to 48 employees was recognized in the fourth quarter of 1998, which is discussed below under "--Reorganization of Company into EES and CES Business Units."

  Contractual obligations are primarily lease termination costs associated with the closure of equipment site locations in the Voice-Tel voice messaging network. Contractual obligations are cash outlays. In 1997 and 1998, the Company paid contractual obligation costs of $0.4 million and $0.2 million, respectively. In the fourth quarter of 1998, management revised their plan regarding the equipment site closures by reducing the number of sites to be closed, as discussed below under "--Reorganization of Company into EES and CES Business Units."

  Management initially planned to move the Voice-Tel voice messaging network to the unified messaging platform that the Company was developing. This transition to the new unified messaging platform was intended to allow for the elimination of 100 voice mail equipment sites.

  This portion of the VoiceTel restructuring plan changed during 1998 for three reasons. First, development of the unified messaging platform was delayed due to system customization issues, which delayed the closing of equipment sites. Second, the voice mail equipment manufacturer developed a Year 2000 software solution and agreed to support the Company's equipment, which eliminated the need to replace the existing equipment. Third, the Company decided to reorganize into two strategic business units, CES and EES, which would focus on large corporations and smaller enterprises, respectively. Since CES and EES each contained distinct portions of the legacy platforms acquired, management decided to use those legacy platforms rather than complete the unified messaging platform. Therefore, as part of this reorganization, the management for the two new business units determined that their customers would be better served, and the Company would optimize operating profits, by continuing to use the existing voice mail equipment and maintaining substantially all of the equipment sites. See discussion below under "--Reorganization of Company into EES and CES Business Units."

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring Voice-Tel and are comprised of investment banker fees, legal fees, accounting and tax fees and other consulting services. The Company paid transaction obligations in 1997 and 1998 of $13.1 million and $3.5 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

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

  Other costs, primarily to exit facilities and certain activities are primarily related to office closure clean up costs, costs to terminate contractual arrangements between franchisors and franchisees in the franchise network, outplacement service costs associated with termination of employees, costs to consolidate the financial statements of the acquired franchisor and the related franchisees, and professional fees associated with predecessor franchise tax and pension matters. All such costs are cash outlays. The Company paid other costs in 1997 and 1998 of $6.1 million and $0.9 million, respectively. Management does not anticipate additional costs beyond 1998 under this plan.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

 VoiceCom Systems, Inc. Acquisition

  In the third quarter of 1997, the Company recorded restructuring, merger cost and other special charges of approximately $14.1 million in connection with its pooling-of-interests with VoiceCom Systems, Inc. These charges resulted from management's plan to restructure the operations of VoiceCom Systems, Inc. by reducing its workforce and exiting certain facilities. Such amounts consist of severance and exit costs of $2.4 million, contractual obligations of $2.3 million, transaction obligations of $2.9 million, asset impairments of $3.1 million and other exit costs, primarily to exit facilities and certain activities of $3.4 million.

  Severance and exit costs are attributable to the termination of 84 employees. Severance and exit costs are cash outlays. In 1997 and 1998, the Company paid severance and exit costs of $1.2 million and $1.2 million, respectively, on the termination of the 84 employees. Total estimated annualized savings from these terminations is approximately $3.0 million.

  Contractual obligations consist primarily of lease termination costs to exit certain facilities. In 1997 and 1998, the Company paid contractual obligations associated with these lease terminations of $0.1 million and $1.2 million, respectively. During the fourth quarter of 1998 management completed all lease terminations of certain facilities at lower than expected costs and accordingly reversed any remaining accrued obligations associated with these contracts. Management's revised plans are discussed below under "--Reorganization of Company into EES and CES Business Units."

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring VoiceCom Systems, Inc. and are comprised of investment banker fees, legal fees, accounting and tax fees and other consulting services. The Company paid transaction obligations in 1997 and 1998 of $2.0 million and $0.7 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

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

  Other costs, primarily to exit facilities and certain activities is related to office closure clean up costs and outplacement service costs associated with termination of employees. All such costs are cash outlays. The Company paid other costs in 1997 and 1998 of $0.5 million and $2.9 million, respectively.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." Management does not anticipate additional costs beyond 1998 under this existing plan. All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

 Xpedite Acquisition

  In the first quarter of 1998, the Company recorded restructuring, merger and other special charges of approximately $4.5 million in connection with management's plan to close existing activities of both the Voice-Tel and VoiceCom Systems, Inc. operations that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Such amounts consist of severance and exit costs of $1.8 million, contractual obligations of $0.4 million, transaction obligations of $0.8 million, asset impairments of $0.7 million and other exit costs of $0.8 million.

  Severance and exit costs consist of the termination of 122 employees associated with administrative, operations and sales functions of Voice-Tel and VoiceCom Systems, Inc. operations that are duplicative of existing Xpedite operations. The Company paid severance and exit costs of $1.5 million in 1998. Management terminated 122 employees with annualized salary savings of approximately $6.0 million. Management does not expect any terminations associated with this plan beyond 1998.

  Contractual obligations were associated with lease termination costs of 65 former Voice-Tel and VoiceCom Systems, Inc. sales locations. Management discontinued this plan of action in the fourth quarter of 1998 as part of the reorganization of the Company into the EES and CES business units and, therefore, no lease termination costs were incurred.

  Transaction obligations associated with the merger were related to consulting fees associated with the termination of the 122 employees. The Company paid $0.7 million of such fees in 1998. Management does not anticipate additional costs beyond 1998.

  Other exit costs were primarily costs to close former Voice-Tel and VoiceCom Systems, Inc. facilities that were duplicative to existing Xpedite facilities and not included in either the Voice-Tel or VoiceCom Systems, Inc. restructuring plans.

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

 Management Assessment of Carrying Value of Strategic Investments

  In the fourth quarter of 1998, the Company recorded a non cash charge of $17.8 million as part of management's quarterly assessment of the carrying value of its strategic investments. The Company recorded a $13.9 million charge to write-down the value of its strategic alliance intangible asset with MCI WorldCom. This charge was required based upon management's evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the MCI WorldCom strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, the Company recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, the Company recorded a charge of $3.9 million to reduce the carrying value of its investment in certain equity securities to fair market value. This charge was necessitated based upon management's assessment that the decline in the value of these securities was not temporary.

 Reorganization of Company into EES and CES Business Units

  During the fourth quarter of 1998, management reorganized the Company into two operating units, EES and CES. CES would provide services to corporations with large professional staff with communications needs and EES would provide communications services to small office/home office, multi-level marketing organizations and retail buyers. CES and EES would use the legacy platforms of the merged companies that made them up. CES was comprised of Xpedite, ATS and VoiceCom Systems, Inc., which all had large corporate customers. EES would be comprised of the original calling card business of the Company and the voice-messaging business of Voice-Tel. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. This was driven, in part, by the inability of a third party to assist the Company in providing a platform that would provide functionality acceptable to the Company's customers, and, in part, due to the lack of cross-selling product offerings from other acquired businesses. Accordingly, management amended or ceased certain exit plans that were originally established in connection with the prior acquisitions discussed above. The reduction of $9.6 million in the fourth quarter of 1998 is comprised of the following expense reversals related to remaining reserves with respect to the following charges: $7.4 million related to the Voice-Tel acquisition, $1.1 million related to the VoiceCom Systems, Inc. acquisition and $1.1 million related to the Xpedite acquisition. In total, $9.6 million of reserve was reversed, which related to the aggregate of $58.4 million of charges. Offsetting the $9.6 million of reserve reversals in the fourth quarter of 1998 was a fourth quarter charge of $11.4 million that reflected management's revision of the initial restructuring plans established in connection with each acquisition.

  The major portion of the Voice-Tel restructuring plan that was abandoned was the reduction in the number of voice messaging equipment sites from 244 to 144. The impact of the reversal of this reserve was to increase 1998 pretax income by $2.5 million. This portion of the plan was abandoned due primarily to delays in developing a unified messaging platform and a new focus on customers on existing legacy platforms as part of the EES and CES reorganization. See discussion under "--Voice-Tel Acquisitions."

  As a result of the corporate reorganization into two business units, CES and EES, the Company revised its plan to close its Cleveland site, which was initiated as part of the Voice-Tel restructuring plan. This closure plan was behind schedule under the original plan due to the Company's initiatives to close the VoiceCom Systems, Inc. corporate headquarters into Cleveland first as an overall step to closing the VoiceCom and Voice-Tel headquarters into the Company's Atlanta headquarters. Accordingly, new CES and EES management postponed the closure into the first six months of 1999. The Company reversed $1.5 million of reserve under this portion of the Voice-Tel restructuring plan, and established $2.9 million under the new plan. The difference between the two charges is additional severance from increased headcount at the time of the revised plan.

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

  The fourth quarter 1998 net increase of $1.5 million in severance and exit costs is attributable to a reversal of $3.0 million from the Voice-Tel acquisition, $0.3 million related to the Xpedite acquisition and a $4.8 million charge related to the charge taken under the reorganization of the Company into two business units, EES and CES. The severance and exit costs not used as part of the Voice-Tel acquisition relate to management's revision of the plan to exit certain Voice-Tel regional administrative functions and the Voice-Tel corporate headquarters in the fourth quarter of 1998. Under the plan to reorganize into business units, EES and CES, additional headcount reduction and extended timing of the closures were implemented. Under this revised plan, 48 employees were identified, which was an increase of 20 employees from the original estimate. The annual cost savings from the revised plan is approximately $2.5 million. Management expects completion of these exit activities to take 12 months subsequent to the fourth quarter of 1998. The severance and exit costs not used as part of the first quarter charge relate to management's revision of the plan to exit a certain operational site. Under the revised plan, management intends to exit this site within 12 months subsequent to the fourth quarter of 1998. The annual costs savings from the termination of 19 employees and from this site closure is anticipated to be approximately
$1.0 million. The establishment of additional severance and exit costs from various other reserve reversals is a result of management's decision in the fourth quarter of 1998 to terminate 11 managers associated with the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite. The estimated annual cost savings from these terminations is approximately $2.5 million. The severance associated with these managers is expected to be paid over one to three years.

  The fourth quarter 1998 net reduction of $3.5 million in contractual obligations is attributable to a reversal of $2.5 million from the Voice-Tel acquisition, $1.0 million related to the VoiceCom Systems, Inc. acquisition, $0.4 million related to the Xpedite acquisition and a new charge of $0.4 million taken under the reorganization of the Company into two business units, EES and CES. The contractual obligations not used as part of the Voice-Tel acquisition relate to management's decision not to exit certain equipment sites and the revision of management's plan to exit the Voice-Tel corporate headquarters. The contractual obligations not used as part of the VoiceCom Systems, Inc. acquisition were attributable to management's ability to sublease the former headquarters of VoiceCom Systems, Inc. to a third party for the final year of the lease obligation. The charge taken in the fourth quarter is associated with management's plan to exit the Voice-Tel corporate headquarters and a certain Xpedite operational site. Management expects these revised plans to require a cash outlay within the next 12 months.

  The fourth quarter 1998 net reduction of $0.9 million in transaction obligations is attributable to a reversal of $0.6 million from the Voice-Tel acquisition, $0.1 million related to the VoiceCom Systems, Inc. acquisition and $0.2 million from the Xpedite acquisition. The reversals related to the Voice-Tel, VoiceCom Systems, Inc. and Xpedite acquisition are related to actual payments being less than anticipated by management's original estimate.

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

 Decentralization of Company

  In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the two EES and CES operating units into six decentralized segments. The $8.2 million charge is comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs.

  Severance and exit costs are attributable to the termination of 203 employees, of which 114 employees were associated with the Voicecom segment, 28 employees associated with the Corporate segment and 61 employees associated with the Xpedite segment. All 203 employees have been terminated. The 114 employees in the Voicecom segment were primarily related to the direct sales force and executive management of the former EES operating unit. The
28 employees at Corporate were primarily related to executive financial and administrative functions at the Corporate headquarters. The 61 employees at the Xpedite segment were primarily associated with the operations of a closed domestic facility and personnel in the Asia/Pacific and European regions. Severance and exit costs are cash outlays. The Company anticipates annualized savings of approximately $13.1 million from the termination of these 203 employees. The Company has paid $3.4 million of severance and exit costs under this plan in 1999. Management expects to pay $3.9 million in severance and exit costs in 2000 under this plan, related primarily to 11 former executives from the Corporate business unit. Funding for these costs is primarily through the operating cash flows of Voicecom and Xpedite segments.

  Lease termination costs are attributable to lease termination costs associated with the abandonment of a facility under the Retail Calling Card Services segment. Lease termination costs are cash outlays. The Company incurred $0.7 million in costs in 1999 in terminating this lease. Management does not anticipate any further costs in terminating this lease in 2000. Funding for the termination of this lease was primarily through the sale of marketable securities in the fourth quarter of 1999.

  Other costs were attributable to site clean up and exit team travel costs to exit one facility in the Xpedite segment. The Company incurred $0.1 million of costs which are cash outlays in the fourth quarter to close this facility. Management anticipates the remaining $0.1 million to occur in the first six months of 2000. Funding for the closure of this facility was through operating cash flows from the Xpedite segment.

The Year 2000 Issue

  The term "Year 2000 issue" was a general term used to describe the various problems that may result or have resulted from the improper processing of dates and date-sensitive calculations by computers and other machinery as the Year 2000 was reached. The Company previously formed a Year 2000 Executive Committee comprised of members of senior management and a Year 2000 Task Force comprised of project leaders for each of the Company's operating subsidiaries and key corporate functional areas. The Year 2000 Executive Committee and the Task Force evaluated the Company's Year 2000 issue and took appropriate actions to ensure that the Company experienced minimal disruption from the Year 2000 issue.

  As of December 31, 1999, the Company had implemented its Year 2000 initiative. To date, and with the January 1, 2000 date rollover, the Company has not experienced any material disruptions associated with the Year 2000 issue and the Company's software applications, hardware platforms or suppliers and vendors. The Company does not expect to experience any material disruptions and/or material costs associated with the Year 2000 issue in the future.

  The majority of the work on the initiative was performed by the Company's employees and subcontractors, which limited the costs associated with the Year 2000 issue. The Company estimates that the total historical costs of implementing the Year 2000 initiative was approximately $7 million, the majority of which related to capital expenditures.

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

                      FACTORS AFFECTING FUTURE PERFORMANCE

                         Risks Related to Our Industry

The markets for our products and services are intensely competitive and we may not be able to compete successfully against existing and future competitors, which may make it difficult to maintain or increase our market share and revenue.

  The markets for our products and services are intensely competitive and we expect competition to increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands, and they may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their product and service offerings and that new competitors are likely to enter our markets. Existing and new competitors may attempt to integrate their products and services, resulting in greater competition. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenue.

The Telecommunications Act of 1996 may increase competition in the markets in which we compete.

  The Telecommunications Act of 1996 is intended to increase competition in the long distance and local telecommunications markets. We may experience increased competition from others, including the regional Bell operating companies, as a result of this law. This law opens competition in the local services market and, at the same time, contains provisions intended to protect consumers and businesses from unfair competition by incumbent local exchange carriers, which generally are local telephone companies that provided local telephone services on the date of the enactment of the law, and which includes the regional Bell operating companies.

  The Telecommunications Act of 1996 allows the regional Bell operating companies to provide long distance service within and between local access and transport areas that are outside of their local service territories. Local access and transport areas are geographic areas in the U.S. within which incumbent local telephone companies traditionally offered local telephone services. However, this legislation prohibits the regional Bell operating companies from offering long distance services in their local service territory that originate in one local access and transport area and terminate in another, unless they satisfy various conditions. A regional Bell operating company must apply to the FCC to provide long distance services in their local service territory and they must satisfy a set of pro-competitive criteria intended to ensure that they open their own local markets to competition before the FCC will approve their application. The FCC has recently granted approval to Bell Atlantic to provide this type of long distance service in New York, and the FCC may grant approval to similar applicants in the future. We may experience increased competition if, and when, the FCC grants these applications.

  This legislation also grants the FCC broad authority to deregulate other aspects of the telecommunications industry. If the FCC implements deregulation of other aspects of the telecommunications industry in the future, it could facilitate the offering of competitive products and services by the regional Bell operating companies, which would increase the amount of competition we face.

The development of alternatives to our products and services may cause us to lose customers and market share, and may hinder our ability to maintain or grow our revenue.

  The market for our products and services is characterized by rapid technological change, frequent new product introductions and evolving industry standards. We expect new products and services, and enhancements to existing products and services, to be developed and introduced that will compete with our products and services. Technological advances may result in the development and commercial availability of alternatives to our products and services or new methods of delivering our products and services. Companies may develop and offer product features, service offerings or pricing options which are more attractive to customers than those currently offered by us. These new products or services, or methods of delivering these products or services could:

  .  cause our existing products and services to become obsolete;

  . be more cost-effective, which could result in significant pricing pressure on or products and services; or

  . allow our existing and potential customers to meet their own telecommunications needs without using our services.

Technological changes that make our products obsolete, or changes in technology that allow competitors to offer products and services that replace our existing products and services could cause us to lose customers, market share and revenue.

If new products and services that we develop and introduce are not accepted in the marketplace, we may lose market share and our revenue may decrease.

  We must continually introduce new products and services in response to technological changes, evolving industry standards and customer demands for enhancements to our existing products and services. We will not be able to increase our revenue if we are unable to develop new products and services, or if we experience delays in the introduction of new products and services, or if our new products and services do not achieve market acceptance. Our ability to successfully develop and market new products and services and enhancements that respond to technological changes, evolving industry standards or customer demands, is dependent on our ability to:

  .  anticipate changes in industry standards;

  .  anticipate and apply advances in technologies;

  .  enhance our software, applications, equipment, systems and networks;

  .  attract and retain qualified and creative technical personnel;

  . develop effective marketing, pricing and distribution strategies for new products and services; or

  . avoid difficulties that could delay or prevent the successful development, introduction and marketing of new products and services or enhancements.

We are subject to pricing pressures for our products and services, which could cause us to lose market share and revenue.

  We compete for consumers based on price. A decrease in the rates charged for communications services by our competitors could cause us to reduce the rates we charge for our products and services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our margins or our market share, our revenue could decrease.

Consolidation in the telecommunications industry could lead to pricing pressure on our products and services and could be disruptive to our licensing and strategic relationships.

  The telecommunications industry has experienced, and we believe it will continue to experience, consolidation. For example, WorldCom, a strategic partner of ours, merged with MCI Communications Corp., a competitor of ours with respect to some services, to form MCI WorldCom. In addition, MCI WorldCom has announced a merger with Sprint Corporation, a competitor of ours with respect to some services. Consolidation in the telecommunications industry, including consolidations involving our customers, competitors, strategic partners and licensing partners, could lead to pricing pressure on our products and services and could be disruptive to our licensing and strategic relationships.

                          Risks Related to Our Company

One of our growth strategies is to make investments and form alliances with early-stage companies involved in emerging technologies, and these investments may not be successful.

  Part of our growth strategy is to make equity investments in companies involved in emerging technologies. These equity investments allow us to develop marketing and strategic alliances, which serve as an important vehicle through which we market our own Web-enabled services, such as Orchestrate(R). We made investments of approximately $8.3 million in 1998 and $8.2 million in 1999 to acquire initial equity interests, or increase existing equity interests, in companies engaged in emerging technologies. Since many of the companies in which we make investments are small, early-stage companies, our investments are subject to the significant risks faced by these companies, which could result in the loss of our investment.

We may not have opportunities to acquire equity interests in additional companies, which could impede our growth strategy.

  Our equity investments, which are typically made through or held by a subsidiary, have significant value on a stand-alone basis. In the future, we may not be able to identify companies that complement our strategy, and even if we identify a company that complements our strategy, we may not be able to acquire an interest in the company. If we cannot acquire equity interests in attractive companies, our growth strategy may not succeed. We may not be able to acquire equity interests in attractive companies for many reasons, including:

  . a failure to agree on the terms of the acquisition, such as the amount or price of our acquired interest;

  .  incompatibility between us and management of the company;

  . competition with other investors to make equity investments in the same company;

  .  a lack of capital to acquire an interest in the company; and

  . the unwillingness of the company to enter into a strategic agreement with us or to provide us with an equity interest.

We may be unable to obtain maximum value for our equity investments.

  We have significant positions in several public and private companies, including Healtheon/WebMD Corporation, S1 Corporation, USA.NET, Inc., Webforia, Inc. and Derivion Corporation. We may from time to time sell or otherwise monetize all or a portion of these investments to provide working capital or for other business purposes. For example, in November and December 1999 we sold a significant portion of our Healtheon/WebMD holdings in open market transactions and used substantially all of the proceeds to repay our revolving credit facility. If we divest all or part of any equity interest, we may not receive maximum value for our position. For equity investments in publicly traded stock, we may be unable to sell our interests at then quoted market prices. Furthermore, for those equity interests that are not publicly traded, the realizable value of our interest may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.

The value of our business may fluctuate because the value of some of our equity investments fluctuates.

  A portion of our assets includes the equity securities of both publicly traded and non-publicly traded companies. In particular, we own a significant number of shares of common stock of Healtheon/WebMD and S1 Corporation, which are publicly traded companies. The market price and valuations of the securities that we hold in these and other companies may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital we have available.

We may incur significant costs and may be forced to make disadvantageous business decisions to avoid investment company status, and we may suffer adverse consequences if we are deemed to be an investment company.

  We may incur significant costs and may be forced to make disadvantageous business decisions to avoid investment company status. For example, we may be forced to forego attractive investment opportunities or we may have to dispose of investments before we might otherwise do so in order to avoid investment company status. Furthermore, we may suffer other adverse consequences if we are deemed to be an investment company under the Investment Company Act of 1940. Some investments made by us may constitute investment securities under the 1940 Act. In some instances, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to various exclusions. In other instances, a company may be deemed to be an investment company if more than 45% of its total assets consists of, and more than 45% of its net income after taxes attributable to it over the last four quarters is derived from, ownership interests in companies it does not control, subject to various exclusions. Investment companies are subject to registration under, and compliance with, the 1940 Act, unless a particular exclusion or safe harbor applies. If we are deemed to be an investment company and we register as one with the SEC, we would become subject to the requirements of the 1940 Act. As a consequence, we could be prohibited from engaging in business or issuing our securities in the manner we have in the past. If we are deemed to be an unlawfully unregistered investment company, we might be subject to civil and criminal penalties. In addition, some of our contracts might be voidable, and a court appointed receiver could take control of us and liquidate our business.

If we cannot implement a plan to segregate our Web-related assets and develop strategic partnership and alliances, we may not be able to implement our growth strategy.

  On October 28, 1999, we announced that we are developing plans to segregate our Web-related assets in stand-alone entities for which we will seek strategic partnerships and other strategic alliances. We currently have no specific plans, agreements or commitments with respect to the segregation of our Web-related assets, or any strategic partnerships or alliances with respect to those assets. Moreover, we may not be able to identify suitable strategic partners or alliances with respect to our Web-related assets. Even if we identify suitable strategic partners and alliances, we may not be able to negotiate or consummate any particular partnership or alliance. If we cannot implement a plan to segregate our Web-related assets and develop strategic partnership and alliances, we may not be able to implement our growth strategy.

If our strategic relationships are not successful we may not be able to increase our sales and revenue.

  A principal element of our strategic plan is the creation and maintenance of strategic relationships that will enable us to offer our products and services to a larger customer base than we could otherwise reach through our direct marketing efforts. Examples of our strategic partners include MCI WorldCom, Healtheon/WebMD and Webforia. Failure of one or more of our strategic partners to successfully develop and sustain a market for our services, or the termination of one or more of our relationships with a strategic partner, could hinder our ability to increase our sales and our revenue. Although we view our strategic relationships as a key factor in our overall business strategy and in the development and commercialization of our products and services, our strategic partners may not view their relationships with us as significant for their own businesses and any one of them could reassess their commitment to us in the future. The ability of our strategic partners to incorporate our products and services into successful commercial ventures will require us, among other things, to continue to successfully enhance our existing products and services and develop new ones. Our inability to meet the requirements of our strategic partners or to comply with the terms of our strategic partner arrangements could result in our strategic partners failing to market our services, seeking alternative providers of communications and information services or canceling their contracts with us.

If our strategic relationship with MCI WorldCom is not successful we may not be able to increase our sales and our revenue.

  In November 1996, we entered into a strategic alliance agreement with WorldCom, now known as MCI WorldCom, whereby MCI WorldCom is required, among other things, to provide us with the right of first opportunity to provide computer telephony services for a period of at least 25 years. In connection with this agreement, we issued to MCI WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million and paid MCI WorldCom $4.7 million in cash. We recorded the value of this agreement as an intangible asset. If this strategic relationship is not successful it could hinder our ability to increase our sales and our revenue. Subsequent to entering into this strategic alliance agreement, WorldCom merged with MCI, a competitor of ours with respect to same services, to form MCI WorldCom. The minimum payment levels under the strategic alliance agreement ceased at the end of September 1998 and current activity levels are significantly below those prior minimums. In addition, in June 1999, we filed a lawsuit against MCI WorldCom alleging breach of this strategic alliance agreement. This lawsuit has been stayed pending arbitration. We periodically review this intangible asset for impairment and in 1998 we wrote down the carrying value of the MCI WorldCom strategic alliance intangible asset by approximately $13.9 million. In addition, we accelerated amortization of the remaining carrying value of the asset starting in the fourth quarter of 1998 by shortening its estimated remaining useful life to three years from 23 years.

Financial difficulties of our strategic partners or licensees could adversely impact our earnings.

  The majority of companies that have chosen to outsource their communications services to us are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry. If any of our strategic partners or licensees suffer financial difficulties, it could hurt our financial performance and adversely impact our earnings. For example, during the second quarter of 1998, a licensing customer and a strategic partner in our enhanced calling services group initiated proceedings under Chapter 11 of the U.S. Bankruptcy Code. We recorded approximately $8.4 million of charges in the second quarter of 1998 associated with uncollectible accounts receivable, primarily related to these financially distressed customers. The financial difficulties of these two customers, as well as revenue shortfalls in the voice and data messaging group and other unanticipated costs and one-time charges, contributed to an after tax loss for the second quarter of 1998.

Our future success depends on market acceptance of our unified messaging products and services, which includes Orchestrate(R).

  Unified messaging, also known as integrated messaging, allows a person to access all of their messaging devices, such as voice-mail, e-mail and facsimile, from a computer or telephone. Market acceptance of unified messaging products and services generally requires that individuals and enterprises accept new ways of communicating and exchanging information. A decline in the demand for, or the failure to achieve broad market acceptance of, our unified messaging products and services could hinder our ability to maintain and increase our revenue. We believe that broad market acceptance of our unified messaging products and services will depend on several factors, including:

  .  ease of use;

  .  price;

  .  reliability;

  .  access and quality of service;

  .  system security;

  .  product functionality; and

  .  the effectiveness of strategic marketing and distribution relationships.

  If we do not met these challenges, our unified messaging products and services, including Orchestrate, may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these products and services.

Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on the market acceptance of our Web-enabled products and services, including Orchestrate(R).

  We believe the concern regarding the security of confidential information transmitted over the Internet prevents many potential customers from using Internet related products and services. If our Web-enabled services, such as Orchestrate(R), do not include sufficient security features, our Web-enabled products and services may not gain market acceptance, or there may be additional legal exposure. Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruption in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments in efforts to protect against a remedy of these types of security breaches. Additionally, as electronic commerce becomes more widespread, our customers will become more concerned about security. If we are unable to adequately address these concerns, we may be unable to sell our Web-enabled products and services.

If our quarterly results do not meet the expectations of public market analysts and investors our stock price may decrease.

  Quarterly revenue is difficult to forecast because the market for our services is rapidly evolving. Our expense levels are based, in part, on our expectations as to future revenue. If revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In this event, the market price of our common stock will likely decline.

  Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

  . the unique nature of strategic relationships into which we may enter in the future;

  . changes in operating expenses resulting from our strategic relationships and other factors;

  .  the financial performance of our strategic partners;

  .  the performance of strategic equity investments;

  .  the timing of new product and service announcements;

  . market acceptance of new and enhanced versions of our products and services, including Orchestrate;

  .  the success or failure of past or potential future acquisitions;

  . changes in legislation and regulations that may affect the competitive environment for our products and services; and

  .  general economic and seasonal factors.

  In the future, revenue from our strategic investments and strategic relationships may become an increasingly significant portion of our total revenue. Due to the unique nature of each strategic investment and relationship, these investments and relationships may change the mix of our expenses relative to our revenue.

If we are not able to expand our document distribution services, it may adversely affect customer relationships and perceptions of our business in the markets in which we provide document distribution services.

  We intend to accelerate growth of our document distribution services throughout the world by expansion of our proprietary private worldwide document distribution network and the acquisition of entities engaged in the business of document distribution services. We may not be able to expand our ability to:

  . provide document distribution services at a rate or in a manner satisfactory to meet the demands of existing or future customers;

  . increase the capacity of our document distribution network to process increasing amounts of document traffic;

  . integrate and increase the capability of our document distribution network to perform tasks required by our customers; or

  . identify and establish alliances with new partners in order to enable us to expand our document distribution network into new geographic regions.

If we are not able to accomplish these things it could adversely affect customer relationships and perceptions of our business in the markets in which we provide document distribution services. In addition, this growth will involve substantial investments of capital, management and other resources. We may not generate sufficient cash for future growth of our document distribution business through earnings or external financings, and external financings may not be available on terms acceptable to us. Further, we may not be able to employ any of these resources in a manner that will result in accelerated growth.

We do not typically have long-term contractual agreements with our customers and our customers may not transact business with us in the future.

  We expect that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than our technologies. We do not typically have long-term contractual agreements with our customers, and our customers may not continue to transact business with us in the future if:

  .  our products and services become obsolete;

  . competitors develop products and services that are more sophisticated, efficient or cost-effective; or

  . technological advances allow our customers to satisfy their own telecommunications needs.

We rely on Amway Corporation for significant revenue and any loss of business from Amway may hurt our financial performance and cause our stock price to decline.

  We have historically relied on sales through Amway Corporation for a substantial portion of our revenue. Sales to Amway accounted for approximately 23.7% of our revenue in 1996, 21.8% in 1997, 9.4% in 1998 and 6.8% in 1999.
Although total revenue from Amway has decreased significantly, Amway remains a significant customer. Our relationship with Amway and its distributors may not continue at historical levels, and there is no long-term price protection for services provided to Amway. Continued loss in total revenue from Amway or diminution in the Amway relationship, or a decrease in average sales price without an offsetting increase in volume, could hurt our financial performance and cause our stock price to decline.

If we do not attract and retain highly qualified and creative technical personnel we may not be able to sustain or grow our business.

  We believe that to be successful we must hire and retain highly qualified and creative engineering and product development personnel. Competition in the recruitment of highly qualified and creative personnel in the information and telecommunications services industry is intense. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled technical employees with appropriate qualifications. We may not be able to retain our key technical employees and we may not be able to attract qualified personnel in the future. If we are not able to locate, hire and retain qualified technical personnel, we may not be able to sustain or grow our business.

Our business may suffer if we do not retain the services of our chief executive officer.

  We believe that our continued success will depend to a significant extent upon the efforts and abilities of Boland T. Jones, our Chairman and Chief Executive Officer. The familiarity of Mr. Jones with the markets in which we compete and emerging technologies, such as the Internet, makes him especially critical to our success. We maintain key man life insurance on Mr. Jones in the amount of $3.0 million.

Downtime in our network infrastructure could result in the loss of significant customers.

  We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in approximately 300 locations throughout the world. The delivery of our products and services is dependent, in part, upon our ability to protect the equipment and data at our facilities with telecommunications equipment that routes telephone calls against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time and we may experience downtime in the future. These types of service interruptions could result in the loss of significant customers, which could cause us to lose revenue. We take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded backup hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. We also maintain business interruption insurance providing for aggregate coverage of approximately $86.1 million per policy year. However, we may not be able to maintain this insurance in the future, it may not continue to be available at reasonable prices, and it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

If or our frame relay network architecture becomes obsolete, we may have to invest significant capital to upgrade or replace our private frame relay network.

  We made a significant investment in a private frame relay network when we acquired Voice-Tel in 1997. A frame relay network is a telecommunications network that uses packet switching to transmit data through the network and relies on high quality phone lines to minimize errors. Packet switching is a process that allows data to be subdivided into individual packets of data, each packet carrying its own destination address. The packets are then reassembled at their final destination. Packet switching is an efficient method of moving data over a network because each packet can go a different route. There are alternative network architectures, which are the structures and protocols of any computer network, including emerging broadband networks. Moreover, technological advances may lead to the development of additional network architectures. If the telecommunications industry standardizes on an architecture other than frame relay or our private frame relay network becomes obsolete, we would need to invest significant capital to upgrade or replace our private frame relay network.

If we fail to predict growth in our network usage and add needed capacity, then the quality of our service offerings may suffer.

  At network usage grows, we will need to add capacity to our hardware and software, our facilities with telecommunications equipment that routes telephone calls and our private frame relay network. This means that we continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers.

Software failures or errors may result in failure of our platforms and/or networks, which could result in increased costs and lead to interruptions in our services and losses of significant customers and revenue.

  The software that we have developed and utilized in providing our products and services, including the Orchestrate software, may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or product equipment, errors may be found in the software after the software goes into use. Any of these errors may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of customers to use our networks or the cancellation of services by significant customers. We maintain technology errors and omissions insurance coverage of $35.0 million per policy aggregate. However, we may not be able to maintain this insurance or it may not continue to be available at reasonable prices. Even if we maintain this insurance, it may not be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.

Interruption in long distance telecommunications services could result in service interruptions and a loss of significant customers and revenue.

  Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunication services on favorable terms from long distance carriers. We do not own a transmission network. As a result, we depend on MCI WorldCom, AT&T, Teleglobe Inc. and Cable & Wireless, and other long distance carriers for transmission of our customers' long distance calls. These long distance telecommunications services generally are procured under supply agreements with multiyear terms. These supply agreements are subject to various early termination penalties and minimum purchase requirements. We have not experienced significant losses in the past due to interruptions of long-distance service, but we might experience these types of losses in the future.

The partial or total loss of our ability to receive or terminate telephone calls could result in service interruptions and a loss of significant customers and revenue.

  We depend on local phone companies that provide local transmission services, known as local exchange carriers, as well as companies that purchase and resell local transmission services, known as competitive local exchange carriers, for call origination and termination. The partial or total loss of the ability to receive or terminate calls could result in service interruptions and a loss of significant customers and revenue. We have not experienced significant losses in the past due to interruptions of service at terminating carriers, but we might experience these types of losses in the future.

If we have to relocate our equipment or change our network transmission provider, we could experience interruptions in our services and increased costs, which could cause us to lose customers.

  We lease capacity on the MCI WorldCom communications network to provide network connections and data transmission within our private frame relay network. Our telecommunications agreement with MCI WorldCom expires in September 2000. We have equipment co-located at various MCI WorldCom sites under co-location agreements that are terminable by either party upon 30 days written notice. Our ability to maintain network connections is dependent upon our access to transmission facilities provided by MCI WorldCom or an alternative provider. We may not be able to continue our relationship with MCI WorldCom beyond the terms of our current agreements and we may not be able to find an alternative provider on terms as favorable as those offered by MCI WorldCom or on any other terms. If we have to relocate our equipment or change our network transmission provider, we could experience interruptions in our service and/or increased costs, which could adversely effect our customer relationships and customer retention.

Any significant difficulty obtaining voice messaging equipment could lead to interruption in service and loss of customers and revenue, and technological obsolescence of our voice messaging equipment could result in substantial capital expenditures.

  We do not manufacture voice messaging equipment used at our voice messaging service centers, and this equipment is currently available from a limited number of sources. Although we have not historically experienced any significant difficulty in obtaining equipment required for our operations and believe that viable alternative suppliers exist, shortages may arise in the future or alternative suppliers may not be available. Our inability to obtain voice messaging equipment in the future could result in delays or reduced delivery of messages, which could lead to a loss of customers and revenue. In addition, technological advances may result in the development of new voice messaging equipment and changing industry standards, which could cause our voice messaging equipment to become obsolete. These events could require us to invest significant capital in upgrading or replacing our voice messaging equipment.

Returned transactions or thefts of services could lead to a loss of revenue, and could adversely effect customer relationships and perceptions of our business in the markets in which we do business.

  If our internal controls, risk management practices and bad debt reserve practices are not adequate, returned transactions, unauthorized transactions or thefts of services could lead to a loss of revenue, and could adversely effect customer relationships and perceptions of our business in the markets in which we do business.

  We use two principal financial payment clearance systems in connection with our enhanced calling services: the Federal Reserve's Automated Clearing House for electronic fund transfers; and the national credit card systems for electronic credit card settlement. In our use of these established payment clearance systems, we generally bear credit risks similar to those normally assumed by other users of these systems arising from returned transactions caused by insufficient funds, stop payment orders, closed accounts, frozen accounts, unauthorized use, disputes, theft or fraud. We could experience material revenue losses due to these types of returned transactions.

  From time to time, persons have gained unauthorized access to our network and obtained services without rendering payment to us by unlawfully using the access numbers and personal identification numbers of authorized users. In addition, in connection with our wholesale prepaid telephone card relationships, we have experienced unauthorized activation of prepaid telephone cards. We could experience material revenue losses due to unauthorized use of access numbers and personal identification numbers, unauthorized activation of prepaid calling cards, activation of prepaid calling cards in excess of the prepaid amount, or theft of prepaid calling cards.

  We attempt to manage these risks through our internal controls and proprietary billing systems. We attempt to prohibit a single access number and personal identification number from establishing multiple simultaneous connections to our telecommunications equipment, and generally we establish preset spending limits for each subscriber. We also maintain reserves for these risks. However, past experience in estimating and establishing reserves and our historical losses are not necessarily accurate indicators of future losses or the adequacy of the reserves we may establish in the future.

Our debt could harm our liquidity and our ability to obtain additional financing, and could make us more vulnerable to economic downturns and competitive pressures.

  In 1997, we incurred $172.5 million in indebtedness by issuing convertible notes to the public. We have significant interest payment obligations as result of these convertible notes. Our debt could inhibit our ability to obtain additional financing for working capital, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our debt could also harm our liquidity, because a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures and forego potential acquisitions and investments to be able to meet these debt repayment requirements.

An increase in the rate of amortization of goodwill or other intangible assets or future write-downs could cause our financial performance to suffer in future periods.

  As of December 31, 1999, we had approximately $436.0 million of goodwill and other intangible assets reflected on our financial statements. We are amortizing the goodwill and other intangibles over a range of periods we believe appropriate for the assets. If the amortization period for any of these assets is accelerated due to a reevaluation of the useful life of these assets or for any other reason, amortization expense may initially increase on a quarterly basis or require a write-down of the goodwill or other intangible assets, which could cause our financial performance to suffer in future quarters.

Our articles of incorporation and bylaws and Georgia corporate law may inhibit a takeover, which may not be in the interests of shareholders.

  There are several provisions in our articles of incorporation and bylaws and Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of Premiere by means of a tender offer, merger, proxy contest or otherwise. Our articles of incorporation also divide the board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the board of directors could make it more difficult for a third party to acquire control of Premiere because only one-third of the board is up for election each year. We are also subject to provisions of the Georgia Business Corporation Code that relate to business combinations with interested shareholders, which can serve to inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our articles of incorporation permit our board of directors and the committees and individual members of the board to consider the interests of various constituencies, including employees, customers, suppliers, and creditors, communities in which we maintain offices or operations, and other factors which they deem pertinent, in carrying out and discharging their duties and responsibilities and in determining what is believed to be our best interests.

Our rights plan may also inhibit a takeover, which may not be in the interests of shareholders.

  In June 1998, our board of directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Each right entitles the registered holder to purchase one one-thousandth of a share of Series C junior participating preferred stock at a price of sixty dollars per one-thousandth of a Series C preferred share, subject to adjustment. The rights may have anti-takeover effects because they will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our board of directors. However, the rights should not interfere with any merger, statutory share exchange or other business combination approved by the board of directors since the rights may be terminated by the board of directors at any time on or prior to the close of business ten business days after announcement by us that a person has become an acquiring person. The rights are intended to encourage persons who may seek to acquire control of us to initiate an acquisition through negotiations with the board of directors. However, the effect of the rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in the equity securities of, or seeking to obtain control of, us.

                       Risks Related to Past Acquisitions

If we cannot successfully integrate and consolidate the operations of acquired businesses into our operations, we may not realize sufficient cost savings and economies-of-scale.

  We are continuing to integrate the operations of several businesses acquired in 1997 and 1998 by attempting to eliminate duplicative and unnecessary costs. The successful integration and consolidation of the operations of acquired businesses into our operations is critical to our future performance. If we cannot successfully integrate and consolidate the operations of acquired businesses with our operations on schedule or at all, these acquisitions may not result in sufficient cost savings or economies-of-scale and operational synergies may not develop. Potential challenges to the successful integration and consolidation of the operations of acquired businesses include:

  .  consolidation of service centers and work forces;

  .  elimination of unnecessary costs; and

  .  integration and retention of new personnel.

If we cannot successfully integrate technologies, products, services and systems from acquired businesses with ours, we may not generate sufficient revenue and operational synergies may not develop.

  We are continuing to integrate previously acquired technologies, products, service offerings and systems with ours. We have experienced and may continue to experience difficulty integrating incompatible systems of acquired businesses into our networks. As a result, our integration plans may materially change in the future. If we cannot successfully integrate technologies, products, services and systems from acquired businesses with ours, we may not generate sufficient revenue and operational synergies may not develop. Challenges to the successful integration of acquired technologies, products, service offerings and systems include:

  .  localization of our products and services;

  .  integration of technologies, telecommunications equipment and networks;

  . cross-selling of products and services to our customer base and customer bases of acquired businesses; and

  .  compliance with regulatory requirements.

If we do not properly manage the growth we have experienced through acquisitions, our administrative, technical and financial resources may be strained, which could cause the quality of our products and services to suffer.

  We have experienced substantial growth in revenue and personnel in recent years, particularly in 1997 and early 1998, a substantial portion of which has been accomplished through our acquisitions of Voice-Tel Enterprises, Inc. and its related entities and franchisees, VoiceCom Systems, Inc., Xpedite Systems, Inc. and American Teleconferencing Services Ltd. Our growth through acquisitions has placed significant demands on all aspects of our business, including our administrative, technical, and financial personnel and systems. Additional expansion may further strain our administrative, technical, financial, management and other resources. Our systems, procedures, controls and existing space may not be adequate to support expansion of our operations. If we are unable to do this, then the quality of our services may suffer, which will make it difficult to grow or maintain our market share in the markets in which we compete.

                 Risks Related to Possible Future Acquisitions

We intend to pursue future acquisitions and we may face risks in acquiring and integrating other businesses, products and technologies.

  We intend to pursue future acquisitions of businesses, products and technologies that we believe will complement our business. As a result, we regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to the company and investors, including:

  . difficulties in the assimilation of the operations, services, products and personnel of the acquired company;

  . the diversion of our management's attention from other business concerns;

  . entry into markets in which we have little or no direct prior experience;

  .  potentially dilutive issuances of equity securities;

  .  the assumption of known and unknown liabilities; and

  . adverse financial impact from the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets.

If we fail to assimilate and retain key employees of future businesses we acquire, it could jeopardize the success of the acquisition.

  Assimilation and retention of the key employees of an acquired company are generally important to the success of an acquisition. If we fail to assimilate and retain any key employees of any business we acquire, the acquisition may not result in revenue growth, operational synergies or product and service enhancements, which could jeopardize the success of the acquisition.

Future acquisitions may involve restructuring and other special charges, which may cause our financial performance to suffer during the period in which the charge is taken.

  We have taken, and in the future may take, charges in connection with acquisitions, which may cause our financial performance to suffer during the period in which the charge is taken. In addition, the costs and expenses incurred may exceed the estimates upon which these charges are based. During the second quarter of 1997, we took a pre-tax charge of approximately $40.0 million in connection with the acquisition of Voice-Tel. During the third quarter of 1997, we took a pre-tax charge of approximately $14.1 million in connection with the acquisition of VoiceCom. We also recorded restructuring and other special charges before income taxes of approximately $4.5 million in connection with the acquisition of Xpedite.

                     Risks Related to Intellectual Property

We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs.

  We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology, brand and marks. These laws and contractual provisions provide only limited protection of our proprietary rights and technology. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. Our proprietary rights and technology include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our licensing, services, reseller and other agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the term of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement, typically one to two years at a minimum. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate and our competitors may independently develop similar technology. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S. Furthermore, some of our systems, such as those used in our document distribution business are not proprietary and, as a result, this information may be acquired or duplicated by existing and potential competitors.

If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, it could result in the substantial costs.

  Many patents, copyrights and trademarks have been issued in the general areas of information services and telecommunications, computer telephony, the Internet and unified messaging, which allows a person to access all of their messaging devices from a computer or telephone. From time to time, in the ordinary course of our business, we have been and expect to continue to be, subject to third party claims that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. Claims alleging patent, copyright or trademark infringement may be brought against us with respect to current or future products or services. If these types of actions or claims are brought we may not ultimately prevail and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringements claims, whether with or without merit, could:

  .  be time consuming and a diversion to management;

  .  result in costly litigation;

  .  cause delays in introducing new products and services or enhancements,

  .  result in costly royalty or licensing agreements; or

  . cause us to discontinue use of the challenged technology, tradename or service mark at potentially significant expense associated with the marketing of a new name or the development or purchase of replacement technology.

  For detailed descriptions of our prior and current infringement claims, see
Item 1--"Business--Proprietary Rights and Technology."

                      Risks Related to Pending Litigation

Our pending litigation could be costly, time consuming and a diversion to management and, if adversely determined, could result in the loss of rights or substantial liabilities for damages.

  In the ordinary course of our business, we are subject to a variety of claims and litigation from third parties, including allegations that our products and services infringe the patents, trademarks and copyrights of these third parties. We have several litigation matters pending, which we are defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of these litigation matters. Regardless of the outcome, these litigation matters could be costly, time consuming and a diversion of management and other resources. If the outcome of one or more of these matters is adverse to us, it could result in a loss of material rights or substantial liabilities for damages.

  For detailed descriptions of our material pending litigation, see Item 3-- "Legal Proceedings."

Our pending shareholder litigation in the United States District Court for the Northern District of Georgia could be costly, time consuming and a diversion to management and, if adversely determined, could result in substantial liabilities.

  We and some of our officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite shareholders) who purchased or otherwise acquired our common stock between February 11, 1997 through June 10, 1998. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss the complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under
Section 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000, which we intend to move to dismiss.

Our pending shareholder litigation in the United States District Court for the Southern District of New York could be costly, time consuming and a diversion to management and, if adversely determined, could result in substantial liabilities.

  A lawsuit was filed on November 4, 1998 against us, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired our common stock as a result of the merger between Premiere and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by us in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding our acquisitions of Voice-Tel and VoiceCom, our roll-out of Orchestrate, our relationship with customers Amway Corporation and DigiTEC 2000, Inc., and our 800-based calling card service. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, and against the individual defendants for violation of Section 15 of the Securities Act of 1933. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and deemed in part. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation. Regardless of the outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.

                     Risks Related to Government Regulation

U.S. or other government regulations and legal uncertainties related to the Internet may place financial burdens on our business related to compliance.

  Currently, there are few laws or regulations directed specifically at electronic commerce and the Internet. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as collection and use of data from Web site visitors and related privacy issues, pricing, content, copyrights, on-line gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet, which could impede the growth of our Web-enabled products and services and place additional financial burdens on our business in order to comply with new laws and regulations.

  Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. For example, the United States Congress recently enacted laws regarding on-line copyright infringement and the protection of information collected on-line from children. Although these laws may not have a direct adverse effect on our business, they add to the legal and regulatory uncertainty regarding the Internet and possible future costs of regulatory compliance.

Our failure to comply with various government regulations related to long distance and operator service could impair our ability to deliver our products and services.

  Premiere Communications, Inc., our operating subsidiary that provides regulated long distance telecommunications and operator services, is subject to regulation by the FCC and by various state public service and public utility commissions, and is affected by regulatory decisions, trends and policies made by these agencies. Various international authorities may also seek to regulate the long distance and operator services provided by Premiere Communications. If Premiere Communications fails to comply with these various government regulations, we could be prohibited from providing these services and we might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

  Interstate and International Long Distance. Premiere Communications has made the requisite filings with the FCC to provide interstate and international long distance services. As a condition of providing these types of services, Premiere Communications must comply with various FCC requirements, including;

  .  tariff requirements;

  .  reporting obligations;

  . payment of regulatory assessments in connection with programs like universal-service, telecommunications relay service and payphone compensation; and

  .  submission to the FCC's jurisdiction for resolution of complaints.

  Intrastate Long Distance. In order to provide intrastate long distance service, Premiere Communications generally is required to obtain certification from state public utility commissions, to register with these commissions or to be found exempt from this registration. Premiere Communications is currently authorized to provide long distance telecommunications services in 46 states and in the District of Columbia, and is seeking authorization to provide long distance telecommunications services in the four other states. In addition, as a condition of providing intrastate long distance services, Premiere Communications generally is required to:

  . comply with public utility commission tariff requirements, reporting obligations and regulatory assessments; and

  . submit to public utility commission jurisdiction over complaints, transfers of control and financing transactions.

  Operator Service. With the exception of three states, Colorado, Michigan and Arizona, in which its applications to provide operator service (i.e., "0+") are pending, Premiere Communications is authorized to provide operator service in each state where it provides long distance telecommunications service.

  Premiere Communications uses reasonable efforts to ensure that its operations comply with these regulatory requirements. However, Premiere Communications may not be currently in compliance with all FCC and state regulatory requirements. Furthermore, Premiere Communications' facilities do not prevent its customers from making long distance calls in any state, including states in which it currently is not authorized to provide intrastate telecommunications services and operator services. Premiere Communications' provision of long distance telecommunications and operator services in states where it is not in compliance with public utility commission requirements could result in prohibitions on providing long distance service and subject us to fines or forfeitures and civil or criminal penalties for non-compliance.

We may become subject to new laws and regulations involving services and transactions in the areas of electronic commerce, which could increase costs of compliance.

  In conducting our business, we are subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and we are also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Board of Governors of the Federal Reserve System. Congress has held hearings regarding, and various agencies are considering, whether to regulate providers of services and transactions in the electronic commerce market. For example, the Federal Reserve completed a study, directed by Congress, regarding the propriety of applying Regulation E to stored value cards. The Department of Treasury has promulgated proposed rules applying record keeping, reporting and other requirements to a wide variety of entities involved in electronic commerce. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, these laws, rules and regulations could be imposed on our business and industry and could result in substantial compliance costs.

            Risks Related to International Operations and Expansion

Our future success depends on our expansion into international markets and revenue from international operations may not grow enough to offset the cost of expansion.

  A component of our strategy is our planned expansion into international markets. Revenue from international operations may not grow enough to offset the cost of establishing and expanding these international operations. We currently deliver document distribution services worldwide. We also operate voice and data messaging service centers in Canada, Australia, New Zealand, Puerto Rico, the United Kingdom, Italy, Japan, Hong Kong, Taiwan and South Korea. In addition, we have conferencing operations in Canada and Australia. While we have significant international experience in the delivery of our document distribution services, we have only limited experience in marketing and distributing our conferencing services, voice and data messaging services, and unified messaging services internationally. Accordingly, we may not be able to successfully market, sell and deliver our voice and data messaging, conferencing and unified messaging services in the new international markets.

There are risks inherent in international operations that could hinder our international growth strategy.

  Our ability to achieve future success will depend in part on the expansion of our international operations. There are difficulties and risks inherent in doing business on an international level that could prevent us from selling our products and services in other countries or hinder our expansion once we have established international operations, including:

  . burdensome regulatory requirements and unexpected changes in these requirements;

  .  export restrictions and controls relating to technology;

  .  tariffs and other trade barriers;

  .  difficulties in staffing and managing international operations;

  .  longer payment cycles;

  .  problems in collecting accounts receivable;

  .  political and economic instability;

  .  fluctuations in currency exchange rates;

  . seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

  .  potentially adverse tax consequences.

We could experience losses from fluctuations in currency exchange rates.

  We conduct business outside the U.S. and some of our expenses and revenue are derived in foreign currencies. In particular, a significant portion of our document distribution business is conducted outside the U.S. and a significant portion of our revenue and expenses from that business are derived in foreign currencies. Accordingly, we could experience material losses due to fluctuations in foreign currencies. We have not experienced any material losses from fluctuations in currency exchange rates, but we could in the future. We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future.

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

  At December 31, 1999, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at December 31, 1999, by $6.8 million.

  Approximately 27.2% of the Company's sales and 17% of its operating costs and expenses were transacted in foreign currencies in 1999. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for 1999 by approximately $12.5 million and operating expenses for 1999 by approximately $10.3 million. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and local currency sales in Europe (principally the United Kingdom and Germany). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PTEK Holdings, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Public Accountants..................................   61
Consolidated Balance Sheets, December 31, 1999 and 1998...................   62
Consolidated Statements of Operations, Years Ended December 31, 1999, 1998
 and 1997.................................................................   63
Consolidated Statements of Shareholders' Equity (Deficit), Years Ended
 December 31, 1999, 1998 and 1997.........................................   64
Consolidated Statements of Cash Flows, Years Ended December 31, 1999, 1998
 and 1997.................................................................   65
Notes to Consolidated Financial Statements................................   66

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PTEK Holdings, Inc.:

  We have audited the accompanying consolidated balance sheets of PTEK HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTEK Holdings, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for the years ended December 31, 1999, 1998 and 1997 in conformity with accounting principles generally accepted in the United States.

                                          /s/ ARTHUR ANDERSEN LLP

Atlanta, Georgia
March 2, 2000

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                       (in thousands, except share data)

                                                            1999       1998
                                                          ---------  ---------
                         ASSETS
CURRENT ASSETS
 Cash and equivalents.................................... $  15,366  $  19,226
 Marketable securities, available for sale...............    86,615     21,383
 Accounts receivable (less allowances of $11,421 and
  $9,437, respectively)..................................    67,652     55,660
 Prepaid expenses and other..............................    13,299      7,940
 Deferred income taxes, net..............................       --      20,626
                                                          ---------  ---------
  Total current assets...................................   182,932    124,835
PROPERTY AND EQUIPMENT, NET..............................   118,725    131,327
OTHER ASSETS
 Strategic alliance contract, net........................     8,036     12,627
 Investments in associated companies, at cost............    14,620     15,269
 Intangibles, net........................................   435,978    492,185
 Other assets............................................    10,190     20,173
                                                          ---------  ---------
                                                          $ 770,481  $ 796,416
                                                          =========  =========
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable........................................ $  33,512  $  24,270
 Deferred revenue........................................     1,586      1,877
 Accrued taxes...........................................    31,607     16,279
 Accrued liabilities.....................................    57,686     46,940
 Revolving loan..........................................       --     118,082
 Deferred income taxes, net..............................    15,426        --
 Current maturities of long-term debt....................     1,814      1,412
 Current portion of capital lease obligations............       857      1,958
 Accrued restructuring, merger costs and other special
  charges................................................     5,698      6,645
                                                          ---------  ---------
  Total current liabilities..............................   148,186    217,463
                                                          ---------  ---------
LONG-TERM LIABILITIES
 Convertible subordinated notes..........................   172,500    172,500
 Long-term debt..........................................     3,822      4,191
 Obligations under capital lease.........................       632      1,530
 Other accrued liabilities...............................     7,419      1,111
 Deferred income taxes, net..............................    15,702      1,828
                                                          ---------  ---------
  Total long-term liabilities............................   200,075    181,160
                                                          ---------  ---------
COMMITMENTS AND CONTINGENCIES (Note 17)
SHAREHOLDERS' EQUITY
 Common stock, $.01 par value; 150,000,000 shares
  authorized, 48,074,566 and 46,894,148 shares issued in
  1999 and 1998, respectively, and 46,977,566 and
  45,797,148 shares outstanding in 1999 and 1998,
  respectively...........................................       481        469
 Unrealized gain on marketable securities, available for
  sale...................................................    50,774        --
 Additional paid-in capital..............................   570,054    562,106
 Treasury stock, at cost.................................    (9,133)    (9,133)
 Note receivable, shareholder............................    (1,047)      (973)
 Cumulative translation adjustment.......................       527      1,269
 Accumulated deficit.....................................  (189,436)  (155,945)
                                                          ---------  ---------
  Total shareholders' equity.............................   422,220    397,793
                                                          ---------  ---------
                                                          $ 770,481  $ 796,416
                                                          =========  =========

  Accompanying notes are integral to these consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 1999, 1998 and 1997
                     (in thousands, except per share data)

                                                  1999       1998       1997
                                                ---------  ---------  --------
Revenues......................................  $ 458,448  $ 444,818  $229,352
Telecommunications Costs......................    129,691    135,036    63,974
                                                ---------  ---------  --------
Gross Profit..................................    328,757    309,782   165,378
                                                ---------  ---------  --------

Direct Operating Costs........................     69,436     53,992    17,798
                                                ---------  ---------  --------
Contribution Margin...........................    259,321    255,790   147,580
                                                ---------  ---------  --------

Operating Expenses
 Direct sales and marketing...................    107,872    109,382    56,014
 Research and development.....................     12,100      5,257     1,750
 General and administrative...................    100,594     79,314    29,716
 Depreciation.................................     69,944     46,252    19,482
 Amortization.................................     98,912     65,588     1,785
 Restructuring, merger costs and other special
  charges.....................................      7,980     24,050    54,047
 Acquired research and development............        --      15,500       --
 Accrued settlement costs.....................        --       1,500     1,500
                                                ---------  ---------  --------
  Total operating expenses....................    397,402    346,843   164,294
                                                ---------  ---------  --------
Operating Loss................................   (138,081)   (91,053)  (16,714)

Other Income (Expense)
 Interest, net................................    (24,728)   (14,664)     (912)
 Gain on sale of marketable securities........    152,094        --        --
 Other, net...................................     12,522        286       226
                                                ---------  ---------  --------
  Total other income (expense)................    139,888    (14,378)     (686)
                                                ---------  ---------  --------
Income (Loss) Before Income Taxes.............      1,807   (105,431)  (17,400)
Income Tax Provision (Benefit)................     35,298    (21,177)    1,028
                                                ---------  ---------  --------
Net Loss......................................  $ (33,491) $ (84,254) $(18,428)
                                                =========  =========  ========
Basic Net Loss Per Share......................  $   (0.72) $   (1.90) $  (0.57)
                                                =========  =========  ========
Diluted Net Loss Per Share....................  $   (0.72) $   (1.90) $  (0.57)
                                                =========  =========  ========
Weighted Average Shares Outstanding--Basic and
 Diluted......................................     46,411     44,325    32,443
                                                =========  =========  ========

  Accompanying notes are integral to these consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                                              Unrealized Gain
                                                                               On Marketable
                          Common Additional    Note                             Securities,   Cumulative      Total
                          Stock   Paid-In   Receivable, Treasury  Accumulated  Available For  Translation Shareholders'
                          Issued  Capital   Shareholder  Stock      Deficit        Sale       Adjustment     Equity
                          ------ ---------- ----------- --------  ----------- --------------- ----------- -------------
BALANCE, December 31,
 1996...................   $316   $147,029    $   --    $   --     $ (42,812)     $  --         $  --       $104,533
Comprehensive Loss:
 Net loss...............    --         --         --        --       (18,428)        --            --        (18,428)
                                                                                                            --------
Comprehensive loss......                                                                                     (18,428)
                                                                                                            --------
Payment of debt in
 common stock (Voice-Tel
 Acquisitions)                5     11,577        --        --           --          --            --         11,582
Issuance of common
 stock:
Voice-Tel acquisitions..      2        789        --        --           --          --            --            791
Exercise of stock
 options................     18      4,692        --        --           --          --            --          4,710
Income tax benefit from
 exercise of stock
 options................    --      15,262        --        --           --          --            --         15,262
Issuance of shareholder
 note receivable........    --         --        (973)      --           --          --            --           (973)
Recapitalization of S-
 corporation accumulated
 earnings...............    --         735        --        --          (735)        --            --
Other equity
 transactions, primarily
 S-corporation
 Distributions              --         --         --        --       (9,716)         --            --        (9,716)
                           ----   --------    -------   -------    ---------      ------        ------      --------
BALANCE, December 31,
 1997...................   $341   $180,084    $  (973)  $   --     $ (71,691)     $  --         $  --       $107,761
Comprehensive Loss:
 Net loss...............    --         --         --        --       (84,254)        --            --        (84,254)
 Translation
  adjustments...........    --         --         --        --           --          --          1,269         1,269
                                                                                                            --------
Comprehensive Loss:.....                                                                                     (82,985)
                                                                                                            --------
Treasury stock
 purchase...............    --         --         --     (9,133)         --          --            --         (9,133)
Issuance of common
 stock:
Xpedite acquisition.....    110    345,009        --        --           --          --            --        345,119
ATS acquisition.........      7     23,527        --        --           --          --            --         23,534
Exercise of stock
 options................     11      7,318        --        --           --          --            --          7,329
Income tax benefit from
 exercise of stock
 options................    --       6,168        --        --           --          --            --          6,168
                           ----   --------    -------   -------    ---------      ------        ------      --------
BALANCE, December 31,
 1998...................   $469   $562,106    $  (973)  $(9,133)   $(155,945)     $  --         $1,269      $397,793
Comprehensive Income
 (Loss):
 Net loss...............    --         --         --        --       (33,491)        --            --        (33,491)
 Translation
  adjustments...........    --         --         --        --           --          --           (742)         (742)
 Unrealized gain on
  marketable
  securities............    --         --         --        --           --       50,774           --         50,774
                                                                                                            --------
Comprehensive Income
 (Loss).................                                                                                      16,541
                                                                                                            --------
Issuance of common
 stock:
Intellivoice
 acquisition............      6      4,437        --        --           --          --            --          4,443
Exercise of stock
 options................      5      1,059        --        --           --          --            --          1,064
Employee stock purchase
 plan...................      1        480        --        --           --          --            --            481
Income tax benefit from
 exercise of stock
 options................    --       1,972        --        --           --          --            --          1,972
Issuance of shareholder
 note receivable........    --         --         (74)      --           --          --            --            (74)
                           ----   --------    -------   -------    ---------      ------        ------      --------
BALANCE, December 31,
 1999...................   $481   $570,054    $(1,047)  $(9,133)   $(189,436)     50,774           527      $422,220
                           ====   ========    =======   =======    =========      ======        ======      ========

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                  1999       1998      1997
                                                ---------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss...................................... $ (33,491) $(84,254) $ (18,428)
 Adjustments to reconcile net loss to net cash
  provided by
  Operating activities (excluding effects of
   acquisitions):
  Depreciation.................................    69,944    46,252     19,482
  Amortization.................................    98,912    65,588      1,785
  Gain on sale of marketable securities,
   available for sale..........................  (152,094)      --         --
  Loss on disposal of property and equipment...       597        13        --
  Deferred income taxes........................    31,520   (26,467)      (462)
  Restructuring, merger costs and other special
   charges.....................................     7,980    24,050     54,047
  Acquired research and development............       --     15,500        --
  Accrued settlement costs.....................       --      1,500      1,500
  Payments for restructuring, merger costs and
   other special charges.......................    (8,927)  (14,954)   (26,616)
  Payments for accrued settlement costs........       --     (1,291)       --
  Changes in assets and liabilities:
   Accounts receivable, net....................    (7,251)    4,281     (6,467)
   Prepaid expenses and other..................    (9,627)    6,067       (433)
   Accounts payable and accrued expenses.......    12,364   (14,037)     2,751
                                                ---------  --------  ---------
    Total adjustments..........................    43,418   106,502     45,587
                                                ---------  --------  ---------
    Net cash provided by operating activities..     9,927    22,248     27,159
                                                ---------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures..........................   (44,205)  (61,335)   (33,387)
 Proceeds from disposal of property and
  equipment....................................       --        569        --
 Redemption (purchase) of marketable
  securities, net..............................   175,060   133,796    (86,669)
 Acquisitions..................................   (20,949)  (43,644)   (16,198)
 Strategic investments.........................   (10,089)   (8,259)   (23,801)
 Other.........................................     7,399       165        --
                                                ---------  --------  ---------
    Net cash provided by (used in) investing
     activities................................   107,216    21,292   (160,055)
                                                ---------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Principal payments under borrowing
  arrangements, net............................  (121,914)  (29,848)   (29,469)
 Purchase of common stock......................       --     (9,133)       --
 Proceeds from convertible subordinated notes..       --        --     172,500
 Debt issue costs..............................       --     (1,285)    (6,028)
 Shareholder distributions, primarily S-
  corporation distributions....................       --        --      (9,360)
 Exercise of stock options, net of tax
  withholding payments.........................     1,064    (5,530)    13,823
 Issuance of shareholder note receivable.......       (74)      --        (973)
 Other.........................................       --       (319)    (1,763)
                                                ---------  --------  ---------
    Net cash (used in) provided by financing
     activities................................  (120,924)  (46,115)   138,730
                                                ---------  --------  ---------
Effect of exchange rate changes on cash........       (79)       31        --
                                                ---------  --------  ---------
NET (DECREASE) INCREASE IN CASH AND
 EQUIVALENTS...................................    (3,860)   (2,544)     5,834
CASH AND EQUIVALENTS, beginning of period......    19,226    21,770     15,936
                                                ---------  --------  ---------
CASH AND EQUIVALENTS, end of period............ $  15,366  $ 19,226  $  21,770
                                                =========  ========  =========

  Accompanying notes are integral to these consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

  PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively, the "Company") began operations in 1991 and the Company completed its initial public offering in March 1996. The Company provides an array of innovative solutions which are designed to simplify the communications needs of businesses and individuals. The Company's services include voice and electronic messaging, electronic document distribution, conferencing, calling card services and Internet-based communications services. Through a series of acquisitions from September 1996 through September 1999, the Company has assembled a suite of communications services, an international private data network and points of presence in regions covering North America, Asia/Pacific and Europe. The Company has also invested in Internet companies that have developed their own innovative product offerings. Through these acquisitions and investments, the Company has become an "opervesting"--operating and investing--business model. In this business model, the Company operates decentralized operating business units and makes equity investments in Internet companies. The Company's acquisitions and segments are more fully described in
Note 7--"Acquisitions" and Note 20--"Segment Reporting". The Company's investments are described in Note 4--"Marketable Equity Securities, Available for Sale" and Note 5--"Investments in Associated Companies at Cost".

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

Marketable Securities, Available for Sale

  The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a reevaluation of such designation as of each balance sheet date. At December 31, 1999 and 1998, investments consisted of common stock investments, municipal obligations and mutual funds. Management considers all such investments as "available for sale". Common stock investments are carried at fair value based on quoted market prices. Debt instruments are carried at amortized cost. Unrealized holding gains and losses, net of the related income tax effect are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

Investments in Associated Companies, at Cost

  The Company has made investments in various companies that are engaged in emerging technologies related to the internet and telecommunications. Each of these investments represent a less than twenty percent ownership interest in which the Company does not exercise significant influence and as there is no quoted market price for these companies they are carried at cost, as permitted under APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock."

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

Valuation of Long-Lived Assets

  Management periodically evaluates carrying values of long-lived assets, including property and equipment, marketable securities, available for sale, investments in affiliated companies, at cost, strategic alliance contract, goodwill and other intangible assets, to determine whether events and circumstances indicate that these assets have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

Stock-Based Compensation Plans

  As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25--"Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recorded for stock based awards issued at market value at the date such awards are granted. The Company makes pro forma disclosures of net loss and net loss per share as if the market value method was followed. See Note 12--"Stock-Based Compensation Plans."

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

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

Net Loss Per Share

  The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes and stock options are potentially dilutive securities. In 1999, 1998 and 1997, both potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share.

Concentration of Credit Risk

  Revenues through the Amway distribution channel in the Voicecom segment of the Company represented approximately $34.3 million, $41.9 million and $49.9 million of the Company's consolidated revenues for 1999, 1998 and 1997, respectively.

Foreign Currency Translation

  The assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded as a separate component of shareholders' equity.

Treasury Stock

  Treasury stock transactions are recorded at cost. When treasury shares are reissued, the company uses a first-in, first-out method and the excess of purchase cost over reissuance price, if any, is recorded in additional paid-in-capital.

Comprehensive Income

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company's components of other comprehensive income in 1999. In 1998, foreign currency translation was the only component of comprehensive income. For the years ended December 31, 1999 and 1998, total comprehensive loss was approximately $16.5 million and $(83.0) million, respectively. For the year ended December 31, 1997, total comprehensive income
(loss) approximates net income (loss).

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

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

Reclassifications

  Certain prior year amounts in the Company's consolidated financial statements have been reclassified to conform to the 1999 presentation.

3. RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

  Between the second quarter of 1997 and the fourth quarter of 1998, the Company made several acquisitions, including the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite. In connection with these acquisitions, management formulated separate plans to exit activities of those acquired companies or to exit activities of existing Company operations. The Company also incurred substantial transaction costs in connection with these acquisitions. Accordingly, the Company expensed the costs associated with these management plans and the associated transaction costs. In the second quarter of 1997, the Company recorded costs of $40.0 million in connection with its acquisition of Voice-Tel, which was accounted for as a pooling-of-interests and which became part of the Emerging Enterprise Solutions ("EES") operating unit. In the third quarter of 1997, the Company recorded costs of $14.1 million in connection with its acquisition of VoiceCom Systems, Inc., which was accounted for as a pooling-of-interests and whose operations became part of the Corporate Enterprise Solutions ("CES") operating unit. In the first quarter of 1998, the Company recorded costs of $4.5 million associated with management's plan to close existing activities of both the Voice-Tel and VoiceCom Systems, Inc. acquisitions that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Also in the first quarter of 1998, the Company expensed costs to exit certain activities existing in its Enhanced Calling Card operations that became part of the EES operating unit. During the fourth quarter of 1998, the Company recorded a $17.8 million write-off as part of management's quarterly assessment of the carrying value of its strategic investments. Certain investments were deemed permanently impaired and accordingly written down to fair value. Also, during the fourth quarter of 1998, management recorded an $11.4 million charge in connection with its reorganization of the Company into two operating units, EES and CES. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. Accordingly, management amended or ceased certain exit plans that were originally established during these prior acquisitions resulting in the reduction of $9.7 million of existing restructuring reserves. A detailed discussion of the components of the costs for each of these plans is set forth below.

  During the third quarter of 1999, management decentralized the Company further into six segments consisting of Voicecom (formerly in the EES and CES groups), Xpedite (formerly in the CES group), Premiere Conferencing (formerly in the CES group), Retail Calling Card Services (formerly in the EES group), PTEKVentures and Corporate. As part of this reorganization, management continued its movement away from integrating its service offerings onto a single unified service platform by further decentralizing the organization from two customer based operating units, EES and CES, into smaller product based or functional cost-based segments. The primary focus of this plan was to eliminate a significant portion of the Corporate overhead in the previous management organization. In connection with this reorganization, management recorded a charge of $8.2 million.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

 Voice-Tel Acquisition

  In the second quarter of 1997, the Company recorded restructuring, merger costs and other special charges of approximately $40.0 million in connection with its pooling-of-interests with Voice-Tel. These charges result from management's plan to restructure the operations of the Voice-Tel businesses under a consolidated business group model and discontinue its franchise operations. Such amounts consist of $9.5 million of severance and exit costs, $3.1 million of contractual obligations, $17.2 million of transaction obligations, $3.1 million of asset impairments and $7 million of other costs, primarily to exit facilities and certain activities.

  Severance and exit costs are attributable to the termination of 234 employees primarily associated with the former owners and administrative functions of the Voice-Tel franchise organization that management is reorganizing under a corporate structure. Severance and exit costs are cash outlays. In 1997 and 1998, the Company paid severance and exit costs of $4.5 million and $2.0 million, respectively. Employees terminated under this plan in 1997 and 1998 were 129 and 57, respectively. Total estimated annual savings from these terminations in 1997 and 1998 was approximately $14.2 million. Severance and exit costs attributable to 48 employees was recognized in the fourth quarter of 1998, which is discussed below under "--Reorganization of Company into EES and CES Business Units."

  Contractual obligations are primarily lease termination costs associated with the closure of equipment site locations in the Voice-Tel voice messaging network. Contractual obligations are cash outlays. In 1997 and 1998, the Company paid contractual obligation costs of $0.4 million and $0.2 million, respectively. In the fourth quarter of 1998, management revised their plan regarding the equipment site closures by reducing the number of sites to be closed, as discussed below under "--Reorganization of Company into EES and CES Business Units."

  Management initially planned to move the Voice-Tel voice messaging network to the unified messaging platform that the Company was developing. This transition to the new unified messaging platform was intended to allow for the elimination of 100 voice mail equipment sites.

  This portion of the VoiceTel restructuring plan changed during 1998 for three reasons. First, development of the unified messaging platform was delayed due to system customization issues, which delayed the closing of equipment sites. Second, the voice mail equipment manufacturer developed a Year 2000 software solution and agreed to support the Company's equipment, which eliminated the need to replace the existing equipment. Third, the Company decided to reorganize into two strategic business units, CES and EES, which would focus on large corporations and smaller enterprises, respectively. Since CES and EES each contained distinct portions of the legacy platforms acquired, management decided to use those legacy platforms rather than complete the unified messaging platform. Therefore, as part of this reorganization, the management for the two new business units determined that their customers would be better served, and the Company would optimize operating profits, by continuing to use the existing voice mail equipment and maintaining substantially all of the equipment sites.

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring Voice-Tel and are comprised of investment banker fees, legal fees, accounting and tax fees and other consulting services. The Company paid transaction obligations in 1997 and 1998 of $13.1 million and $3.5 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

  Asset valuation allowances relate primarily to administrative site equipment and leasehold improvements associated with the closure of various administrative sites in the former franchise organization. Non-cash asset write-downs against this valuation allowance in 1997 and 1998 were $0.4 million and $1.4 million, respectively. Management revised their plan in the fourth quarter of 1998 regarding the plan to close the Cleveland headquarters of Voice-Tel by postponing closure of that site until 1999. Accordingly, management reversed the

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
valuation allowance of $1.3 million associated with this office. Management does not expect any additional write-downs of equipment beyond 1998 associated with this plan. The annual reduction in depreciation expense as a result of such disposals is approximately $0.9 million.

  Other costs, primarily to exit facilities and certain activities are primarily related to office closure clean up costs, costs to terminate contractual arrangements between franchisors and franchisees in the franchise network, outplacement service costs associated with termination of employees, costs to consolidate the financial statements of the acquired franchisor and the related franchisees, and professional fees associated with predecessor franchise tax and pension matters. All such costs are cash outlays. The Company paid other costs in 1997 and 1998 of $6.1 million and $0.9 million, respectively. Management does not anticipate additional costs beyond 1998 under this plan.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

 VoiceCom Systems, Inc. Acquisition

  In the third quarter of 1997, the Company recorded restructuring, merger cost and other special charges of approximately $14.1 million in connection with its pooling-of-interests with VoiceCom Systems, Inc. These charges resulted from management's plan to restructure the operations of VoiceCom Systems, Inc. by reducing its workforce and exiting certain facilities. Such amounts consist of severance and exit costs of $2.4 million, contractual obligations of $2.3 million, transaction obligations of $2.9 million, asset impairments of $3.1 million and other exit costs, primarily to exit facilities and certain activities of $3.4 million.

  Severance and exit costs are attributable to the termination of 84 employees. Severance and exit costs are cash outlays. In 1997 and 1998, The Company paid severance and exit costs of $1.2 million and $1.2 million, respectively, on the termination of the 84 employees. Total estimated annualized savings from these terminations is approximately $3.0 million.

  Contractual obligations consist primarily of lease termination costs to exit certain facilities. In 1997 and 1998, The Company paid contractual obligations associated with these lease terminations of $0.1 million and $1.2 million, respectively. During the fourth quarter of 1998, management completed all lease terminations of certain facilities at lower than expected costs and accordingly reversed any remaining accrued obligations associated with these contracts. Management's revised plans are discussed below under "--Reorganization of Company into EES and CES Business Units."

  Transaction obligations are primarily cash outlays for professional services rendered surrounding the activities of acquiring VoiceCom Systems, Inc. and are comprised of investment banker fees, legal fees, accounting and tax fees and other consulting services. The Company paid transaction obligations in 1997 and 1998 of $2.0 million and $0.7 million, respectively. Management does not anticipate additional transaction obligation cash outlays beyond 1998.

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

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  Other costs, primarily to exit facilities and certain activities is related to office closure clean up costs and outplacement service costs associated with termination of employees. All such costs are cash outlays. The Company paid other costs in 1997 and 1998 of $0.5 million and $2.9 million, respectively.

  In the fourth quarter of 1998, management revised this plan, as discussed below under "--Reorganization of Company into EES and CES Business Units." Management does not anticipate additional costs beyond 1998 under this existing plan. All cash outlays for this plan were funded from cash flows from operating activities and cash and marketable securities investments on hand.

 Xpedite Acquisition

  In the first quarter of 1998, the Company recorded restructuring, merger and other special charges of approximately $4.5 million in connection with management's plan to close existing activities of both the Voice-Tel and VoiceCom operations that were duplicative of those of Xpedite and were not part of any exit plans associated with those previous acquisitions. Such amounts consist of severance and exit costs of $1.8 million, contractual obligations of $0.4 million, transaction obligations of $0.8 million, asset impairments of $0.7 million and other exit costs of $0.8 million.

  Severance and exit costs consist of the termination of 122 employees associated with administrative, operations and sales functions of Voice-Tel and VoiceCom Systems, Inc. operations that are duplicative of existing Xpedite operations. The Company paid severance and exit costs of $1.5 million in 1998. Management terminated 122 employees with annualized salary savings of approximately $6.0 million. Management does not expect any terminations associated with this plan beyond 1998.

  Contractual obligations were associated with lease termination costs of 65 former Voice-Tel and VoiceCom Systems, Inc. sales locations. Management discontinued this plan of action in the fourth quarter of 1998 as part of the reorganization of the Company into the EES and CES business units and, therefore, no lease termination costs were incurred.

  Transaction obligations associated with the merger were related to consulting fees associated with the termination of the 122 employees. The Company paid $0.7 million of such fees in 1998. Management does not anticipate additional costs beyond 1998.

  Other exit costs were primarily costs to close former Voice-Tel and VoiceCom Systems, Inc. facilities that were duplicative to existing Xpedite facilities and not included in either the Voice-Tel or VoiceCom Systems, Inc. restructuring plans.

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

 Management Assessment of Carrying Value of Strategic Investments

  In the fourth quarter of 1998, the Company recorded a non cash charge of $17.8 million as part of management's quarterly assessment of the carrying value of its strategic investments. The Company recorded a $13.9 million charge to write-down the value of its strategic alliance intangible asset with MCI WorldCom. This charge was required based upon management's evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the MCI WorldCom strategic alliance in light of

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, the Company recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, the Company recorded a charge of $3.9 million to reduce the carrying value of its investment in certain equity securities to fair market value. This charge was necessitated based upon management's assessment that the decline in the value of these securities was not temporary.

 Reorganization of Company into EES and CES Business Units

  During the fourth quarter of 1998, management reorganized the Company into two operating units, EES and CES. CES would provide services to corporations with large professional staff with communications needs and EES would provide communications services to small office/home office, multi-level marketing organizations and retail buyers. CES and EES would use the legacy platforms of the merged companies that made them up. CES was comprised of Xpedite, ATS and VoiceCom Systems, Inc., which all had large corporate customers. EES would be comprised of the original calling card business of the Company and the voice-messaging business of Voice-Tel. As part of this reorganization into two business units, management abandoned its earlier plans to integrate the services and products acquired in the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite onto a single unified service platform and decided not to exit certain duplicative services and products. This was driven, in part, by the inability of a third party to assist the Company in providing a platform that would provide functionality acceptable to the Company's customers, and, in part, due to the lack of cross-selling product offerings from other acquired businesses. Accordingly, management amended or ceased certain exit plans that were originally established in connection with the prior acquisitions discussed above. The reduction of $9.6 million in the fourth quarter of 1998 is comprised of the following expense reversals related to remaining reserves with respect to the following charges: $7.4 million related to the Voice-Tel acquisition, $1.1 million related to the VoiceCom Systems, Inc. acquisition and $1.1 million related to the Xpedite acquisition. In total, $9.6 million of reserve was reversed, which related to the aggregate of $58.4 million of charges. Offsetting the $9.6 million of reserve reversals in the fourth quarter of 1998 was a fourth quarter charge of $11.4 million that reflected management's revision of the initial restructuring plans established in connection with each acquisition.

  The major portion of the Voice-Tel restructuring plan that was abandoned was the reduction in the number of voice messaging equipment sites from 244 to 144. The impact of the reversal of this reserve was to increase 1998 pretax income by $2.5 million. This portion of the plan was abandoned due primarily to delays in developing a unified messaging platform and a new focus on customers on existing legacy platforms as part of the EES and CES reorganization.

  As a result of the corporate reorganization into two business units, CES and EES, the Company revised its plan to close its Cleveland site, which was initiated as part of the Voice-Tel restructuring plan. This closure plan was behind schedule under the original plan due to the Company's initiatives to close the VoiceCom corporate headquarters into Cleveland first as an overall step to closing the VoiceCom Systems, Inc. and Voice-Tel headquarters into the Company's Atlanta headquarters. Accordingly, new CES and EES management postponed the closure into the first six months of 1999. The Company reversed $1.5 million of reserve under this portion of the Voice-Tel restructuring plan, and established $2.9 million under the new plan. The difference between the two charges is additional severance from increased headcount at the time of the revised plan.

  The fourth quarter 1998 net reduction of $3.4 million in asset valuation allowances is attributable to a reversal of $1.3 million from the Voice-Tel acquisition and a new valuation allowance of $4.7 million under the reorganization of the Company into two business units, EES and CES. The asset valuation allowances not used

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
as part of the Voice-Tel acquisition related to the Cleveland administrative office site that management decided in the fourth quarter of 1998 to postpone closing until 1999.

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

  The fourth quarter 1998 net increase of $1.5 million in severance and exit costs is attributable to a reversal of $3.0 million from the Voice-Tel acquisition, $0.3 million related to the Xpedite acquisition and a $4.8 million charge related to the charge taken under the reorganization of the Company into two business units, EES and CES. The severance and exit costs not used as part of the Voice-Tel acquisition relate to management's revision of the plan to exit certain Voice-Tel regional administrative functions and the Voice-Tel corporate headquarters in the fourth quarter of 1998. Under the plan to reorganize into business units, EES and CES, additional headcount reduction and extended timing of the closures were implemented. Under this revised plan, 48 employees were identified, which was an increase of 20 employees from the original estimate. The annual cost savings from the revised plan is approximately $2.5 million. Management expects completion of these exit activities to take 12 months subsequent to the fourth quarter of 1998. The severance and exit costs not used as part of the first quarter charge relate to management's revision of the plan to exit a certain operational site. Under the revised plan, management intends to exit this site within 12 months subsequent to the fourth quarter of 1998. The annual costs savings from the termination of 19 employees and from this site closure is anticipated to be approximately $1.0 million. The establishment of additional severance and exit costs from various other reserve reversals is a result of management's decision in the fourth quarter of 1998 to terminate 11 managers associated with the acquisitions of Voice-Tel, VoiceCom Systems, Inc. and Xpedite. The estimated annual cost savings from these terminations is approximately $2.5 million. The severance associated with these managers is expected to be paid over one to three years.

  The fourth quarter 1998 net reduction of $3.5 million in contractual obligations is attributable to a reversal of $2.5 million from the Voice-Tel acquisition, $1.0 million related to the VoiceCom Systems, Inc. acquisition, $0.4 million related to the Xpedite acquisition and a new charge of $0.4 million taken under the reorganization of the Company into two business units, EES and CES. The contractual obligations not used as part of the Voice-Tel acquisition relate to management's decision not to exit certain equipment sites and the revision of management's plan to exit the Voice-Tel corporate headquarters. The contractual obligations not used as part of the VoiceCom Systems, Inc. acquisition were attributable to management's ability to sublease the former headquarters of VoiceCom Systems, Inc. to a third party for the final year of the lease obligation. The charge taken in the fourth quarter is associated with management's plan to exit the Voice-Tel corporate headquarters

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
and a certain Xpedite operational site. Management expects these revised plans to require a cash outlay within the next 12 months.

  The fourth quarter 1998 net reduction of $0.9 million in transaction obligations is attributable to a reversal of $0.6 million from the Voice-Tel acquisition, $0.1 million related to the VoiceCom Systems, Inc. acquisition and $0.2 million from the Xpedite acquisition. The reversals related to the Voice-Tel, VoiceCom Systems, Inc. and Xpedite acquisition are related to actual payments being less than anticipated by management's original estimate.

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

 Decentralization of Company

  In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the two EES and CES operating units into six decentralized segments. The $8.2 million charge is comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs.

  Severance and exit costs are attributable to the termination of 203 employees, of which 114 employees were associated with the Voicecom segment, 28 employees associated with the Corporate segment and 61 employees associated with the Xpedite segment. All 203 employees have been terminated. The 114 employees in the Voicecom segment were primarily related to the direct sales force and executive management of the former EES operating unit. The 28 employees at Corporate were primarily related to executive financial and administrative functions at the Corporate headquarters. The 61 employees at the Xpedite segment were primarily associated with the operations of a closed domestic facility and personnel in the Asia/Pacific and European regions. Severance and exit costs are cash outlays. The Company anticipates annualized savings of approximately $13.1 million from the termination of these 203 employees. The Company has paid $3.4 million of severance and exit costs under this plan in 1999. Management expects to pay $3.9 million in severance and exit costs in 2000 under this plan related primarily to 11 former executives from the Corporate business unit. Funding for these costs is primarily through the operating cash flows of Voicecom and Xpedite segments.

  Lease termination costs are attributable to lease termination costs associated with the abandonment of a facility under the Retail Calling Card Services segment. Lease termination costs are cash outlays. The Company incurred $0.7 million in costs in 1999 in terminating this lease. Management does not anticipate any further costs in terminating this lease in 2000. Funding for the termination of this lease was primarily through the sale of marketable securities in the fourth quarter of 1999.

  Other costs were attributable to site clean up and exit team travel costs to exit one facility in the Xpedite segment. The Company incurred $0.1 million of costs which are cash outlays in the fourth quarter to close this facility. Management anticipates the remaining $0.1 million to occur in the first six months of 2000. Funding for the closure of this facility was through operating cash flows from the Xpedite segment.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  Accrued costs for restructuring, merger costs and other special charges at December 31, 1997, 1998 and 1999 are as follows (in thousands):

                           Accrued                        Reversal    Accrued                        Reversal   Accrued
                           Costs at      1998                of       Costs at      1999                of      Costs at
                         December 31, Charge To   Costs   Accrued   December 31, Charge To   Costs   Accrued  December 31,
Voice-Tel Acquisition        1997     Operations Incurred  Costs        1998     Operations Incurred  Costs       1999
---------------------    ------------ ---------- -------- --------  ------------ ---------- -------- -------- ------------
Valuation allowance--
 property and
 Equipment.............    $ 2,713      $  --     $1,435  $(1,278)      $--         $--       $--      $--        $--
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs................      4,988         --      2,012   (2,977)        (1)        --        --       --          (1)
 Contractual
  obligations..........      2,684         --        163   (2,521)       --          --        --       --         --
 Transaction
  obligations..........      4,114         --      3,497     (617)       --          --        --       --         --
 Other.................        936         --        908      (28)       --          --        --       --         --
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Accrued restructuring,
 merger costs and other
 special charges.......     12,722         --      6,580   (6,143)        (1)        --        --       --          (1)
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Total restructuring,
 merger costs and other
 special charges
 activity..............    $15,435      $  --     $8,015  $(7,421)      $ (1)       $--       $--      $--        $ (1)
                           =======      ======    ======  =======       ====        ====      ====     ====       ====

                           Accrued                        Reversal    Accrued                        Reversal   Accrued
                           Costs at      1998                of       Costs at      1999                of      Costs at
VoiceCom Systems, Inc.   December 31, Charge To   Costs   Accrued   December 31, Charge To   Costs   Accrued  December 31,
Acquisition                  1997     Operations Incurred  Costs        1998     Operations Incurred  Costs       1999
----------------------   ------------ ---------- -------- --------  ------------ ---------- -------- -------- ------------
Valuation allowance--
 property and
 Equipment.............    $ 1,000      $  --     $1,007  $     7       $--         $--       $--      $--        $--
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs................      1,213         --      1,213      --         --          --        --       --         --
 Contractual
  obligations..........      2,208         --      1,210     (998)       --          --        --       --         --
 Transaction
  obligations..........        826         --        731      (95)       --          --        --       --         --
 Other.................      2,852         --      2,852      --         --          --        --       --         --
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Accrued restructuring,
 merger costs and other
 special charges.......      7,099         --      6,006   (1,093)       --          --        --       --         --
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Total restructuring,
 merger costs and other
 special charges
 activity..............    $ 8,099      $  --     $7,013  $(1,086)      $--         $--       $--      $--        $--
                           =======      ======    ======  =======       ====        ====      ====     ====       ====

                           Accrued                        Reversal    Accrued                        Reversal   Accrued
                           Costs at      1998                of       Costs at      1999                of      Costs at
                         December 31, Charge To   Costs   Accrued   December 31, Charge To   Costs   Accrued  December 31,
Xpedite Acquisition          1997     Operations Incurred  Costs        1998     Operations Incurred  Costs       1999
-------------------      ------------ ---------- -------- --------  ------------ ---------- -------- -------- ------------
Valuation allowance--
 property and
 Equipment.............    $   --       $  707    $  707  $   --        $--         $--       $--      $--        $--
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Accrued restructuring,
 merger costs and other
 special charges
 Severance and exit
  costs................        --        1,778     1,485     (293)       --          --        --       --         --
 Contractual
  obligations..........        --          390       --      (390)       --          --        --       --         --
 Transaction
  obligations..........        --          833       681     (152)       --          --        --       --         --
 Other.................        --          827       539     (288)       --          --        --       --         --
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Accrued restructuring,
 merger costs and other
 special charges.......        --        3,828     2,705   (1,123)       --          --        --       --         --
                           -------      ------    ------  -------       ----        ----      ----     ----       ----
Total restructuring,
 merger costs and other
 special charges
 activity..............    $   --       $4,535    $3,412  $(1,123)      $--         $--       $--      $--        $--
                           =======      ======    ======  =======       ====        ====      ====     ====       ====


                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                          Accrued                        Reversal   Accrued                        Reversal   Accrued
Management Assessment     Costs at      1998                of      Costs at      1999                of      Costs at
of Carrying Value of    December 31, Charge To   Costs   Accrued  December 31, Charge To   Costs   Accrued  December 31,
Strategic Investments       1997     Operations Incurred  Costs       1998     Operations Incurred  Costs       1999
---------------------   ------------ ---------- -------- -------- ------------ ---------- -------- -------- ------------
Asset impairment in
 Strategic
 Investments..........      $--       $17,777   $17,777    $--      $   --       $  --     $  --    $ --       $  --
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
Accrued restructuring,
 merger costs and
 other special charges
 Severance and exit
  costs...............       --           --        --      --          --          --        --      --          --
 Contractual
  obligations.........       --           --        --      --          --          --        --      --          --
 Transaction
  obligations.........       --           --        --      --          --          --        --      --          --
 Other................       --           --        --      --          --          --        --      --          --
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
 Accrued
  restructuring,
  merger costs and
  other special
  charges.............       --           --        --      --          --          --        --      --          --
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
Total restructuring,
 merger costs and
 other special charges
 activity.............      $--       $17,777   $17,777    $--      $   --       $  --     $  --    $ --       $  --
                            ====      =======   =======    ====     =======      ======    ======   =====      ======

Reorganization of         Accrued                        Reversal   Accrued                        Reversal   Accrued
Company into EES          Costs at      1998                of      Costs at      1999                of      Costs at
and CES Business        December 31, Charge To   Costs   Accrued  December 31, Charge To   Costs   Accrued  December 31,
Groups                      1997     Operations Incurred  Costs       1998     Operations Incurred  Costs       1999
-----------------       ------------ ---------- -------- -------- ------------ ---------- -------- -------- ------------
Valuation allowance--
 property and
 Equipment............      $--       $ 4,722   $   --     $--      $ 4,722      $  --     $4,722   $ --       $  --
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
Accrued restructuring,
 merger costs and
 other special charges
 Severance and exit
  costs...............       --         4,837       --      --        4,837         --      3,106     --        1,731
 Contractual
  obligations.........       --           417       --      --          417         --        298    (119)        --
 Transaction
  obligations.........       --           --        --      --          --          --        --      --          --
 Other................       --         1,392       --      --        1,392         --      1,263    (129)        --
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
 Accrued
  restructuring,
  merger costs and
  other special
  charges.............       --         6,646       --      --        6,646         --      4,667    (248)      1,731
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
Total restructuring,
 merger costs and
 other special charges
 activity.............      $--       $11,368   $   --     $--      $11,368      $  --     $9,389   $(248)     $1,731
                            ====      =======   =======    ====     =======      ======    ======   =====      ======

                          Accrued                        Reversal   Accrued                        Reversal   Accrued
                          Costs at      1998                of      Costs at      1999                of      Costs at
Decentralization of     December 31, Charge To   Costs   Accrued  December 31, Charge To   Costs   Accrued  December 31,
Company                     1997     Operations Incurred  Costs       1998     Operations Incurred  Costs       1999
-------------------     ------------ ---------- -------- -------- ------------ ---------- -------- -------- ------------
Valuation allowance--
 property and
 Equipment............      $--       $   --    $   --     $--      $   --       $  --     $  --    $ --       $  --
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
Accrued restructuring,
 merger costs and
 other special charges
 Severance and exit
  costs...............       --           --        --      --          --        7,320     3,434     --        3,886
 Contractual
  obligations.........       --           --        --      --          --          708       708     --          --
 Transaction
  obligations.........       --           --        --      --          --          --        --      --          --
 Other................       --           --        --      --          --          200       118     --           82
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
 Accrued
  restructuring,
  merger costs and
  other special
  charges.............       --           --        --      --          --        8,228     4,260     --        3,968
                            ----      -------   -------    ----     -------      ------    ------   -----      ------
Total restructuring,
 merger costs and
 other special charges
 activity.............      $--       $   --    $   --     $--      $   --       $8,228    $4,260   $ --       $3,968
                            ====      =======   =======    ====     =======      ======    ======   =====      ======


                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                          Accrued                        Reversal    Accrued                        Reversal   Accrued
                          Costs at      1998                of       Costs at      1999                of      Costs at
                        December 31, Charge To   Costs   Accrued   December 31, Charge To   Costs   Accrued  December 31,
Consolidated                1997     Operations Incurred  Costs        1998     Operations Incurred  Costs       1999
------------            ------------ ---------- -------- --------  ------------ ---------- -------- -------- ------------
Valuation allowance--
 property and
 Equipment............    $ 3,713     $23,206   $20,926  $(1,271)    $ 4,722      $  --    $ 4,722   $ --       $  --
                          -------     -------   -------  -------     -------      ------   -------   -----      ------
Accrued restructuring,
 merger costs
 and other special
 charges
 Severance and exit
  costs...............      6,201       6,615     4,710   (3,270)      4,836       7,320     6,540     --        5,616
 Contractual
  obligations.........      4,892         807     1,373   (3,909)        417         708     1,006    (119)        --
 Transaction
  obligations.........      4,940         833     4,909     (864)        --          --        --      --          --
 Other................      3,788       2,219     4,299     (316)      1,392         200     1,381    (129)         82
                          -------     -------   -------  -------     -------      ------   -------   -----      ------
 Accrued
  restructuring,
  merger costs and
  other special
  charges.............     19,821      10,474    15,291   (8,359)      6,645       8,228     8,927    (248)      5,698
                          -------     -------   -------  -------     -------      ------   -------   -----      ------
Total restructuring,
 merger costs and
 other special charges
 activity.............    $23,534     $33,680   $36,217  $(9,630)    $11,367      $8,228   $13,649   $(248)     $5,698
                          =======               =======  =======     =======               =======   =====      ======
Reversal of Charge....                $(9,630)                                    $ (248)
                                      -------                                     ------
Restructuring merger
 costs and other
 special charges......                $24,050                                     $7,980
                                      =======                                     ======

4. MARKETABLE SECURITIES, AVAILABLE FOR SALE

  Marketable securities, available for sale at December 31, 1999 and 1998, are principally common stock investments carried at fair value and based on quoted market prices, municipal obligations carried at amortized cost and mutual funds carried at amortized cost. Common stock investments carried at fair value include minority equity interests in Healtheon/WebMD and S1 Corporation, both of which were held in the Company's wholly-owned investing subsidiary PTEKVentures.com, Inc. as of October 31, 1999. Healtheon/WebMD is an internet-based service provider to the healthcare industry. S1 Corporation develops integrated, brandable internet applications that enable financial services companies to create their own financial portals on the internet.

  The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the years ended December 31, 1999 and 1998 (in thousands):

                                       Gross            Proceeds
                                     Unrealized  Fair     From   Gross Realized
1998                          Cost     Gains     Value    Sale   Gains/(Losses)
----                        -------- ---------- ------- -------- --------------
Municipal obligations...... $  8,025  $   --    $ 8,025 $133,796    $    --
Mutual funds...............   12,744      --     12,744      --          --
Equity securities..........      614      --        614      --       (3,900)
                            --------  -------   ------- --------    --------
                            $ 21,383  $   --    $21,383 $133,796    $ (3,900)
                            ========  =======   ======= ========    ========

1999
----
Healtheon/WebMD............ $  1,079  $49,242   $50,321 $154,427    $152,094
S1 Corporation.............    2,240   33,197    35,437      --          --
Mutual Funds...............      141      --        141   20,633         --
Other equity securities....      716      --        716      --          --
                            --------  -------   ------- --------    --------
                            $  4,176  $82,439   $86,615 $175,060    $152,094
                            ========  =======   ======= ========    ========

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  In 1998, the Company recorded a write-down of approximately $3.9 million in its investment in DigiTEC 2000. This loss resulted from management's assessment that the decline in fair market value below cost was not temporary. See Note 3 "Restructuring, Merger Costs and Other Special Charges" for a related discussion.

  In the fourth quarter of 1999, the Company sold approximately 3.5 million shares of its investment in Healtheon/WebMD with proceeds less commissions and fees of approximately $154.4 million. The proceeds from this sale were used primarily to pay off outstanding borrowings on its revolving credit facility. See Note 10 "Indebtedness" for further discussion.

  The deferred tax liability on unrealized gains is approximately $31.7 million at December 31, 1999.

5. INVESTMENTS IN AFFILIATED COMPANIES, AT COST

  The Company has made investments in various companies that are engaged in emerging technologies related to the Internet and telecommunications. These investments are held in the Company's wholly-owned subsidiary PTEKVentures.com, Inc. Each of these investments represent a less than twenty percent ownership interest in which the Company does not exercise significant influence and, as there is no quoted market price for these companies, they are carried at cost, as permitted under APB Opinion No. 18 "The Equity Method of Accounting for Investments in Common Stock." At December 31, 1999 and 1998, the principal components of investments in associated companies, at cost are as follows (in thousands):

      Investment                                                  1999    1998
      ----------                                                 ------- -------
      WebMD..................................................... $   --  $ 4,200
      Vertical One..............................................     --      200
      USA.NET...................................................   5,520   6,000
      Webforia..................................................   4,000   1,000
      Derivion..................................................   5,000     --
      Intellivoice..............................................     --    2,000
      Xpedite France S.A........................................     --    1,768
      Other investments.........................................     100     101
                                                                 ------- -------
                                                                 $14,620 $15,269
                                                                 ======= =======

  During the fourth quarter of 1999, privately held WebMD merged with a publicly traded company called Healtheon Corp., which resulted in the formation of Healtheon/WebMD a publicly traded company. Also, during the fourth quarter of 1999, privately held Vertical One merged with a publicly traded company called Securities First Technologies Corporation which resulted in the formation of S1 Corporation. As a result of the mergers, the Company's investments in these two companies now have a readily determinable market price. Accordingly, the Company has classified these investments as current assets in marketable securities, available for sale.

  During the second quarter of 1999, the Company acquired the remaining ownership interest in Xpedite France S.A. See Note 4--"Acquisitions" for further discussion.

  During the third quarter of 1999, the Company acquired the remaining ownership interest in Intellivoice. See Note 7-- "Acquisitions" for further discussion.

  A description of PTEKVentures' investments in non-public companies, at cost, held at December 31, 1999 are as follows:

  Derivion is an application service provider offering turnkey electronic bill presentment and payment services to companies driven by recurring billing, such as those in telecommunications, utility, insurance, and financial services. Webforia develops solutions for managing and sharing Internet content as it is found. USA.NET is an advanced electronic messaging company dedicated to creating the post office of the future.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

6. STRATEGIC ALLIANCE CONTRACT

  In November 1996, the Company entered into a strategic allliance agreement with WorldCom, Inc. (predecessor to MCI WorldCom), the second largest long-distance carrier in the United States. Under the agreement, MCI WorldCom is required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with this agreement, the Company issued to MCI WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on the average closing price of the Company's shares for the five days through the effective date of the transaction, adjusted in consideration of the restrictions placed upon the shares), and paid MCI WorldCom approximately $4.7 million in cash.

  In the fourth quarter of 1998, the Company recorded a non cash charge of $13.9 million to write-down the value of its strategic alliance intangible asset with MCI WorldCom. This charge was required based upon management's evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the MCI WorldCom strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, The Company recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the write-down. See Note 3--"Restructuring, Merger Costs and Other Special Charges" for related discussions.

7. ACQUISITIONS

Intellivoice Communications Inc. Acquisition

  In August 1999, the Company acquired all remaining ownership interests it did not already own in Intellivoice Communications, Inc. ("Intellivoice"), a company engaged in developing Internet-enabled communications products. The Company issued approximately 573,000 shares of its common stock and paid cash consideration of approximately $870,000 in connection with this acquisition. This transaction has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $10.1 million has been recorded as developed technology and is being amortized on a straight-line basis over three years. The developed technology relates to work associated with Web-based communications services.

American Teleconferencing Services, Ltd. Acquisition

  In April 1998, the Company purchased all of the issued and outstanding common stock of American Teleconferencing Services ("ATS"), a provider of full service conference calling and group communication services. The shareholders of ATS received an aggregate of approximately 712,000 shares of the Company's common stock and cash consideration of approximately $22.1 million. Excess purchase price over fair value of net assets acquired of approximately $47 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years. This transaction has been accounted for as a purchase.

Xpedite Systems, Inc. Acquisition

  On February 27, 1998, the Company acquired Xpedite Systems, Inc. ("Xpedite"), a worldwide leader in the enhanced document distribution business including fax, e-mail, telex and mailgram services. The Company issued approximately 11.0 million shares of its common stock in connection with this acquisition. This

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated as follows (in thousands):

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

  The acquired research and development related to a project to develop a new job monitor. This project was 50% complete as of the acquisition date and had not yet completed a successful beta test. The Company completed the job monitor project during 1999 for approximately $350,000. The primary high risk at valuation date involved identifying and correcting the design flaws that would typically arise during beta testing. Fair value was determined using an income approach. Revenues from this new job monitor began in 1999 and a discount rate of 25% was used.

  The developed technology is a software program called the job monitoring system and related technologies that are primarily related to the Xpedite document delivery system. This software and the related hardware is the basis for Xpedite's enhanced facsimile delivery service.

International Acquisitions

  During the second quarter of 1999, the Company purchased all remaining ownership interests it did not already own in an affiliated electronic document distribution company located in France for approximately $19 million in cash and liabilities assumed. The Company held an approximate 18% ownership interest in the affiliate prior to this transaction which has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $18 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years. See Note 5-- "Investments in Associated Companies, at Cost" for a related discussion.

  During the second quarter of 1998, the Company acquired two electronic document distribution companies located in Germany and Singapore. The aggregate purchase price of these acquisitions approximates $20.1 million in cash and liabilities assumed. Both of the acquisitions were accounted for as purchases. Excess purchase price over fair value of net assets acquired of approximately $13 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

VoiceCom Systems, Inc. Acquisition

  During the third quarter of 1997, the Company acquired VoiceCom Systems, Inc., a provider of 800-based enhanced calling and voice messaging services, through the issuance of approximately 446,000 shares of its common stock. This transaction was accounted for as a pooling-of-interests, and the Company's financial statements present for all periods the operations of VoiceCom Systems, Inc.

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

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume acquisitions completed during 1999 and 1998 which were accounted for as purchases occurred as of January 1, 1998, (in thousands, except per share data).

                                                             1999      1998
                                                           --------  ---------
   Revenues............................................... $466,209  $ 515,543
   Net loss............................................... $(37,443) $(111,350)
   Basic net loss per share............................... $  (0.80) $   (2.32)
   Diluted net loss per shares............................ $  (0.80) $   (2.32)

8. PROPERTY AND EQUIPMENT

  Property and equipment at December 31 is as follows (in thousands):

                                                                1999     1998
                                                              -------- --------
   Computer and telecommunications equipment................. $237,325 $181,618
   Furniture and fixtures....................................   13,227   11,700
   Office equipment..........................................    9,304   13,542
   Leasehold improvements....................................   26,285   23,064
   Construction in progress..................................       40   11,712
                                                              -------- --------
                                                               286,181  241,636
   Less accumulated depreciation.............................  167,456  110,309
                                                              -------- --------
   Property and equipment, net............................... $118,725 $131,327
                                                              ======== ========

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):

                                                                   1999   1998
                                                                  ------ ------
   Telecommunications equipment.................................. $7,000 $7,000
   Computer equipment............................................    308    --
   Less accumulated depreciation.................................  6,528  4,973
                                                                  ------ ------
   Property and equipment, net................................... $  780 $2,027
                                                                  ====== ======

  Management continually reevaluates the Company's assets with respect to estimated remaining useful lives and whether current events and circumstances indicate an impairment condition exists. In the second quarter of 1997, in connection with the Voice-Tel acquisition, management assesed the remaining useful life of certain voice-mail equipment used in the Voice-Tel network. Due to plans to replace this equipment with newer versions because of Year 2000 compatibility issues, management set a timeline of nine months to dispose. As these assets could not immediately be taken out of service, management shortened the estimated useful lives from an average of 2.5 years to nine months. Accordingly, depreciation was accelerated to reflect this change. In the third quarter of 1997, in connection with the VoiceCom Systems, Inc. acquisition, management made plans to dispose of a certain calling card platform within nine months of the acquisition. As this platform could not immediately be taken out of service, management shortended the estimated useful life from five years to nine months. Accordingly, depreciation was accelerated to reflect this change. Effective in the fourth quarter of 1998, management accelerated depreciation of certain assets by shortening their estimated useful lives. These assets consist of computers and telecommunications equipment associated with certain legacy calling card and voice-mail technology systems which management intends to remove from service in the foreseeable future. The carrying value of such assets approximated $38.1 million at December 31, 1998. Effective in the fourth quarter of 1998, these assets were amortized over periods ranging from nine months to one year, the anticipated remaining service period. The remaining estimated useful lives of these assets prior to this change ranged from two to five years.

9. INTANGIBLE ASSETS

  Intangible assets consist of the following amounts for December 31, 1999 and 1998 (in thousands):

                                                                1999     1998
                                                              -------- --------
   Goodwill.................................................. $481,532 $468,720
   Customer lists............................................   57,579   50,058
   Developed technology......................................   47,113   34,300
   Assembled work force......................................    7,500    7,500
                                                              -------- --------
                                                               593,724  560,578
   Less accumulated amortization.............................  157,746   68,393
                                                              -------- --------
                                                              $435,978 $492,185
                                                              ======== ========

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

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
                                                      --------
                                                      $462,201
                                                      ========

  Effective in the fourth quarter of 1998, management accelerated the amortization of all goodwill and intangible assets from its purchase acquisitions. This action resulted from management's determination that the period over which it anticipates deriving future cash flows from such assets warrants a shorter estimated useful life for amortization purposes. Goodwill is now being amortized over 7 years as compared with 10 to 40 years prior to the change. Remaining intangible assets are being amortized over lives ranging from 3 to 5 years as compared with 5 years prior to the change. These changes in estimated useful lives of goodwill and other intangible assets increased amortization expense by approximately $18.3 million in the fourth quarter of 1998.

10. INDEBTEDNESS

  Long-term debt at December 31 is as follows (in thousands):

                                                                 1999    1998
                                                                ------ --------
   Revolving loan.............................................. $  --  $118,082
   Notes payable to banks......................................  5,534    5,122
   Notes payable to shareholders and individuals...............    102      481
                                                                ------ --------
                                                                 5,636  123,685
   Less current portion........................................  1,814  119,494
                                                                ------ --------
                                                                $3,822 $  4,191
                                                                ====== ========

  On December 15, 1999, the Company repaid all outstanding borrowings on its revolving loan facility and the Company terminated the revolving loan facility at that time. Substantially all of the proceeds of approximately $155 million from the sale of approximately 3.5 million shares of the Company's investment in Healtheon/WebMD were used in order to pay off all outstanding borrowings on the revolving loan facility. See Note 4--"Marketable Securities, Available for Sale" for related discussions. The Company maintains a margin loan account with a certain investment bank where it can borrow up to 45% and 50% of the Company's holdings in Healtheon/WebMD and S-1 Corporation, respectively. Interest rates on borrowings under this margin loan arrangement are based on the broker call rate. At December 31, 1999, the Company had no borrowings outstanding on the margin loan arrangement.

  Notes payable to shareholders and individuals consist principally of indebtedness assumed by the Company in connection with the Voice-Tel and VoiceCom Systems, Inc. acquisitions. Interest on borrowings under such notes range from 5% to 16%. A majority of these obligations were repaid in 1997 in connection with the acquisitions. The Company issued approximately 484,000 shares to redeem approximately $11.6 million of such indebtedness in connection with the acquisitions.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  Maturities of long-term debt are as follows (in thousands):

   2000.................................................................. $1,814
   2001..................................................................  3,805
   2002..................................................................     17
   2003..................................................................    --
   2004..................................................................    --
                                                                          ------
                                                                          $5,636
                                                                          ======

11. CONVERTIBLE SUBORDINATED NOTES

  In July 1997, the Company issued convertible subordinated notes ("Convertible Notes") of $172,500,000 which mature in 2004 and bear interest at 5 3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The Convertible Notes are redeemable by the Company beginning in July 2000 at a price of 103% of the conversion price declining to 100% at maturity with accrued interest. Debt issuance costs consisting of investment banking, legal and other fees of approximately $6,028,000 incurred in connection with the Convertible Notes are being amortized on a straight-line basis over the life of the notes and are included in other assets in the accompanying balance sheets. Included in interest is approximately $808,200, $785,000 and $897,000 of debt issuance cost amortization for December 31, 1999, 1998 and 1997, respectively.

12. FINANCIAL INSTRUMENTS

  The estimated fair value of certain financial instruments at December 31, 1999 and 1998 are as follows:

                                                   1999              1998
                                             ----------------- ----------------
                                             Carrying   Fair   Carrying  Fair
   (Dollar amounts in thousands)              Amount   Value    Amount   Value
   -----------------------------             -------- -------- -------- -------
   Cash and short-term investments.........  $ 15,366 $ 15,366 $ 19,226 $19,226
   Marketable securities, available for
    sale...................................    86,615   86,615   20,769  20,769
   Revolving loan..........................       --       --   118,082 118,082
   Convertible subordinated notes (see Note
    11)....................................   172,500  100,913  172,500  96,169
   Notes payable, long-term debt and
    capital leases (see Notes 10 and 17)...     7,125    7,125    9,091   9,091

  The carrying amount of cash and short-term investments, marketable securities, accounts receivable and payable, revolving loan and accrued liabilities approximates fair value due to their short maturities. The fair value of convertible subordinated notes is estimated based on market quotes. The carrying value of notes payable, long-term debt and capital lease obligations does not vary materially from fair value at December 31, 1999 and 1998.

13. SHAREHOLDERS' EQUITY

  During 1998, the Company executed a stock repurchase program under which it repurchased approximately 1.1 million shares of its common stock for approximately $9.1 million. These shares were held in treasury at December 31, 1999.

  During 1999, 1998 and 1997, stock options were exercised under the Company's stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the "Code"). Approximately $1,972,000, $6,168,000 and $15,262,000 were recorded as increases in

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES
additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during the years ended December 31, 1999, 1998 and 1997, respectively.

  The Company made distributions to shareholders of approximately $9.7 million in 1997. These distributions were made to shareholders of Voice-Tel and VoiceCom Systems, Inc. in periods prior to their acquisition by the Company. Such distributions consisted principally of amounts paid to shareholders of S-Corporations in connection with their responsibility to pay income tax on the proportionate share of taxable income they were required to include in their individual income tax return. Upon acquisition by the Company, these S-Corporations became subject to income tax. Accumulated earnings of S-Corporations at the date of acquisition have been reclassified as additional paid-in capital representing the recapitalization of these entities.

14. STOCK-BASED COMPENSATION PLANS

  The Company has three stock-based compensation plans, 1994 Stock Option Plan, 1995 Stock Plan and 1998 Stock Plan, which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. These plans are administered by a committee consisting of members of the board of directors of the Company.

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

  Sharp declines in the market price of the Company's common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of the Company's common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998 the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive Officer Boland T. Jones) to $10.25, which was the closing price of the Company's common stock on such date. While the vesting schedules remained unchanged, the repriced and regranted options are generally subject to a twelve-month black-out period, during which the options may not be exercised. If an optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of the Company's common stock on such date. Again, the vesting schedules remained the same and the repriced or regranted options are generally subject to a twelve-month black-out period during which the option may not be exercised. If the optionee's employment is terminated during the black-out period, he or she will forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intends to provide added incentive for the optionees to continue service.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  On July 22, 1998, the Board of Directors approved the 1998 Stock Plan (the "1998 Plan") that essentially mirrors the terms of the Company's existing Second Amended and Restated 1995 Stock Plan (the "1995 Plan"), except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provided for the grant of incentive stock options. Under the 1998 Plan, 8,000,000 shares of Common Stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company.

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

  Effective June 1, 1999, the Company adopted an Associate Stock Purchase Plan to provide all employees who regularly work at least 20 hours each week and at least five months each calendar year and who have two months of consecutive service an opportunity to purchase shares of its common stock through payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of the common stock on either the first or last day of each six month subscription period, whichever is lower. Purchases under the plan are limited to 20% of an associate's base salary and a maximum of a calendar year aggregate fair market value of $25,000. In connection with this plan, 1,000,000 shares of common stock are reserved for future issuance. In 1999, common stock value of approximately $481,000, or approximately 91,000 shares, were issued to employees under this plan.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

  As permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for awards issued under the Company's stock based compensation plans since the exercise price of such awards is generally the market price of the underlying common stock at date of grant. Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net loss and net loss per share would have been reduced to the following pro forma amounts:

                                                              1999      1998
                                                            --------  ---------
                                                              (in thousands,
                                                                except per
                                                               share data)
Net loss
As reported................................................ $(33,491) $ (84,254)
Pro forma.................................................. $(52,979) $(110,476)
Net loss per share
 As reported
  Basic.................................................... $  (0.72) $   (1.90)
  Diluted.................................................. $  (0.72) $   (1.90)
 Pro forma.................................................
  Basic.................................................... $  (1.14) $   (2.50)
  Diluted.................................................. $  (1.14) $   (2.50)

  Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

                                                            1999        1998
                                                         ----------  ----------
Risk-free interest rate................................. 4.73%-6.34% 4.33%-5.68%
Dividend yield..........................................          0%          0%
Volatility factor.......................................         83        1.05
Weighed average expected life........................... 4.67 years  4.65 years

  The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock plans is as follows:

                                                                Weighted Average
      Fixed Options                                   Shares     Exercise Price
      -------------                                 ----------  ----------------
Options outstanding at December 31, 1996...........  7,406,332       $ 4.27
 Granted...........................................  3,484,092        23.38
 Exercised......................................... (2,221,244)        2.06
 Forfeited......................................... (1,256,432)        8.81
                                                    ----------       ------
Options outstanding at December 31, 1997...........  7,412,748       $13.29
 Granted...........................................  9,062,589        16.44
 Exercised......................................... (1,112,361)        7.06
 Forfeited......................................... (1,413,120)       16.06
                                                    ----------       ------
Options outstanding at December 31, 1998........... 13,949,856       $ 5.79
 Granted...........................................  2,886,414         6.94
 Exercised.........................................   (519,904)        2.08
 Forfeited......................................... (1,945,690)        5.99
                                                    ----------       ------
Options outstanding at December 31, 1999........... 14,370,676       $ 6.13
                                                    ==========       ======

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  The following table summarizes information about stock options outstanding at December 31, 1999:

                        Weighted  Weighted Average             Weighted Average
 Range of                Average      Exercise                     Exercise
 Exercise     Options   Remaining Price of Options   Options   Price of Options
  Prices    Outstanding   Life      Outstanding    Exercisable   Exercisable
 --------   ----------- --------- ---------------- ----------- ----------------
 $0--$4.99   2,138,969    3.60         $ 1.44       2,130,049       $ 1.44
 $5.00--
  $9.99     11,194,379    6.23           6.05       5,993,370         5.97
 $10.00--
  $14.99       495,401    5.16          10.37         335,005        10.43
 $15.00--
  $30.00       541,927    4.11          22.62         530,404        22.68
            ----------    ----         ------       ---------       ------
            14,370,676    5.73         $ 6.13       8,988,828       $ 6.05
            ==========    ====         ======       =========       ======

15.  EMPLOYEE BENEFIT PLANS

  The Company sponsors three defined contribution retirement plans covering substantially all full-time employees. These plans allow employees to defer a portion of their compensation and associated income taxes pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions for the benefit of employees under each of these plans. The Company made contributions of $1.6 million and $0.4 million in 1999 and 1998, respectively. There were no contributions made by the Company to defined contribution plans in 1997.

16.  RELATED-PARTY TRANSACTIONS

  The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company involving loans of funds, grants of options and warrants and the acquisition of a business. Certain of these transactions may be on terms more favorable to officers, directors and principal shareholders than they could acquire in a transaction with an unaffiliated party. The Company has a policy that requires all material transactions between the Company and its officers, directors or other affiliates (i) be approved by a majority of the disinterested members of the board of directors of the Company and (ii) be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.

  During 1997, an officer of the Company exercised an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.27 a share. The Company loaned the officer $973,000 to pay taxes associated with the exercise of the options. The loan is evidenced by a recourse promissory note which bears interest at 6% and is secured by the common stock purchased by the officer.

  During 1999 and 1998, the Company leased the use of an airplane on an hourly basis from a limited liability company that is owned 99% by the Company's chief executive officer and 1% by the Company. In connection with this lease arrangement, the Company advanced approximately $109,000 and $270,000 in 1999 and 1998, respectively to the limited liability company to pay the expenses of maintaining and operating the airplane. The amount due from the limited liability company is recorded as an account receivable at December 31, 1999.

  During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain investments in affiliates, at cost. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD
Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. Excluding the shares subject to these restricted stock grants, the Company owned an aggregate of 1,932,000 shares of WebMD Series E Common Stock and 74,305 shares of WebMD Series F Preferred Stock, which represent and were exchanged for 4,804,384 shares of common stock of Healtheon/WebMD, and 812,960

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
shares of USA.NET Series C Preferred Stock. In connection with this action the Company recorded a $13.9 million noncash gain resulting from the write-up to fair market value of these investments and an $13.1 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments. The Company will be required to record additional non-cash charges of $1.3 million in 2000, $138,000 in 2001 and $154,000 in 2002, reflecting the remaining vesting period associated with these grants. The Company loaned $4,892,355 with recourse to certain executives to pay taxes associated with these grants. These loans bear interest at 6.75% and are secured by the restricted stock granted. The notes come due in December 2000.

  During 1999, an officer of the Company exercised an option to purchase 24,000 shares of the Company's common stock at an exercise price of $0.71 a share. The Company loaned the officer $73,480 to pay taxes associated with the exercise of the options. The loan is evidenced by a recourse promissory note which bears interest at 6.5% and is secured by the common stock purchased by the officer.

  The Company has a strategic co-marketing arrangement with Healtheon/WebMD in which it owns an equity interest. The terms of the agreement provide for Healtheon/WebMD to make an annual minimum commitment of $2.5 million a year for four years to purchase the Company's Orchestrate(R) product. The Company in turn is obligated to purchase portal rights from Healtheon/WebMD for $4 million over four years to assist in marketing its Orchestrate(R) product. During 1999, the Company recognized revenue of approximately $2.1 million under this agreement. Healtheon/WebMD also subleased floor space in the Company's headquarters for approximately $0.4 million in 1999 and 1998, respectively.

17. COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases computer and telecommunications equipment, office space and other equipment under noncancelable lease agreements. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum operating and capital lease payments as of December 31, 1999 are as follows (in thousands):

                                                              Capital Operating
                                                              Leases   Leases
                                                              ------- ---------
   2000......................................................  $675    $ 9,037
   2001......................................................   197      6,425
   2002......................................................    43      5,216
   2003......................................................     1      4,728
   2004......................................................   --       3,735
   Thereafter................................................   --      10,695
                                                               ----    -------
   Net minimum lease payments................................   916    $39,836
                                                                       =======
   Less amount representing interest.........................    16
                                                               ----
   Present value of net minimum lease payments...............   900
   Less current portion......................................   675
                                                               ----
   Obligations under capital lease, net of current portion...  $225
                                                               ====

  Rent expense under operating leases was approximately $16.8 million, $11.2 million and $7.5 million for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum payments for facilities rent are reduced by scheduled sublease income of approximately $731,000, $501,000 and $700,000 for the years

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
ended December 31, 1999, 1998 and 1997, respectively. During 1997 additions of computer and telecommunications equipment resulted in an increase in capital lease obligations of approximately $829,000.

Supply Agreements

  The Company obtains long-distance telecommunications services pursuant to supply agreements with suppliers of long-distance telecommunications transmission services. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain long-distance services in the future at favorable prices or at all, and the unavailability of long-distance service, or a material increase in the price at which the Company is able to obtain long-distance service, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of these agreements provide for minimum purchase requirements. The Company is currently a party to five long-distance telecommunications services contracts that require the Company to purchase a minimum amount of services each month. The total amount of the minimum purchase requirements in 2000 were approximately $19.1 million, of which the Company has incurred metered telecommunications costs in excess of these minimums.

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

  The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchises and a subclass of former Xpedite shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss the complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchase by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000, which the Company intends to move to dismiss.

  A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC 2000, Inc., and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, and against the individual

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The Company intends to file an answer.

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

  In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported current owner of certain patents, filed suit against the Company and Premiere Communications, Inc. ("PCI") alleging that they had violated claims in these patents and requesting damages and injunctive relief. In the fourth quarter of 1999, the Company and PCI entered into a settlement agreement with Aspect, which settled and disposed of Aspect's claims in this litigation. This settlement will not have a material adverse effect on the Company's business, financial condition or results of operations.

  On June 11, 1999, the Company filed a complaint against MCI WorldCom in the Superior Court of Fulton County for the State of Georgia. The Company subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI WorldCom breached the Strategic Alliance Agreement, dated November 13, 1996, between the Company and MCI WorldCom by, inter alia, awarding various contracts to vendors other than the Company and to which the Company was entitled either exclusive or preferential consideration. In addition to injunctive relief, the Company seeks damages of not less than $10 million, per- and post-judgment interest, cost and expenses of litigation, including attorneys' fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by the Company.

  A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment against, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount.

  On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division: Union County, against 17 named defendants including the Company and Xpedite, and various alleged

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. The Company has not been served with the summons and complaint.

  The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

18. INCOME TAXES

  Income tax provision (benefit) for 1999, 1998 and 1997 is as follows (in thousands):

                                                       1999      1998     1997
                                                      -------  --------  ------
   Current:
    Federal.......................................... $11,599  $    --   $  --
    State............................................   2,411     1,200   1,000
    International....................................   2,304     4,090     490
                                                      -------  --------  ------
                                                       16,314     5,290   1,490
                                                      -------  --------  ------
   Deferred:
    Federal..........................................  15,247   (20,707)   (644)
    State............................................   4,897    (4,734)     97
    International....................................  (1,160)   (1,026)     85
                                                      -------  --------  ------
                                                       18,984   (26,467)   (462)
                                                      -------  --------  ------
                                                      $35,298  $(21,177) $1,028
                                                      =======  ========  ======

  The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income before income taxes for 1999, 1998 and 1997 is as follows (in thousands):

                                                     1999     1998     1997
                                                    ------- --------  -------
Income taxes at federal statutory rate............. $   632 $(36,901) $(5,916)
State taxes, net of federal benefit................   1,688   (2,316)     845
Foreign taxes......................................     307      --       --
Non-deductible merger costs........................     --       --     8,390
Change in valuation allowance......................   1,234    1,733      --
S-corporation earnings not subject to corporate
 level taxes.......................................     --       --    (3,117)
Non-taxable investment income......................     --       --    (1,265)
Establish deferred taxes for non-taxable
 predecessor entities..............................     --       --     1,207
Non-deductible expenses, primarily goodwill
 amortization......................................  31,437   16,307      884
                                                    ------- --------  -------
Income taxes at the Company's effective rate....... $35,298 $(21,177) $ 1,028
                                                    ======= ========  =======

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                1999     1998
                                                              --------  -------
Deferred tax assets:
 Net operating loss carryforwards............................ $ 24,425  $53,030
 In-process research and development.........................    3,728    3,680
 Restructuring and other special charges.....................    2,222    5,425
 Accrued liabilities.........................................    5,407    5,923
 Depreciation and amortization...............................    5,748      --
                                                              --------  -------
                                                                41,530   68,058
Deferred tax liabilities:
 Intangible assets...........................................  (26,047) (34,291)
 Depreciation and amortization...............................      --    (1,373)
 Unrealized gain on marketable equity securities.............  (31,739)     --
 Other liabilities...........................................   (8,966)  (7,060)
                                                              --------  -------
                                                               (66,752) (42,724)
 Valuation allowance.........................................   (5,906)  (6,536)
                                                              --------  -------
 Deferred income taxes, net.................................. $(31,128) $18,798
                                                              ========  =======

  U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. The Company's utilization of tax benefits associated with loss carryforwards could be limited if such a change were to occur. Management of the Company has recorded valuation allowances for deferred tax assets based on their estimate regarding realization of such assets.

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

  At December 31, 1999, the Company had federal income tax net operating loss carryforwards of approximately $12 million expiring in 2010 through 2018. Deferred tax benefits of approximately $2.0 million and $6.2 million in 1999 and 1998, respectively are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

19. STATEMENT OF CASH FLOW INFORMATION

  Supplemental Disclosure of Cash Flow Information (in thousands):

                                                        1999     1998    1997
                                                       ------- -------- -------
Cash paid during the year for:
 Interest............................................  $29,164 $ 15,415 $ 7,100
 Income taxes........................................  $ 4,527 $  3,554 $   840

Cash paid for acquisitions accounted for as purchases
 are as follows:
                                                        1999     1998    1997
                                                       ------- -------- -------
 Fair value of assets acquired.......................  $37,633 $633,671 $19,833
 Less liabilities assumed............................   13,099  233,734   2,124
 Less common stock issued to sellers.................    4,443  372,283   2,255
 Cash paid for transaction costs and liabilities
  assumed............................................      858   15,990     --
                                                       ------- -------- -------
 Net cash paid.......................................  $20,949 $ 43,644 $15,454
                                                       ======= ======== =======

20. SEGMENT REPORTING

  The Company's reportable segments are strategic business units that align the Company into six decentralized areas of focus driven by product offering, investment strategy and functional cost control. The Company realigned into this decentralized operating and investing organization (opervesting) in the third quarter of 1999 from the previous market segment focus of the EES and CES business units. The new business segments are called Voicecom (formerly of both EES and CES), Xpedite (formerly of CES), Premiere Conferencing (formerly of
CES), Retail Calling Card Services (formerly of EES), PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet enabled communications with its Orchestrate(R) product, along with interactive voice response services, and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multilevel marketing organizations to Fortune 1000 corporate accounts. Xpedite focuses on store and forward fax, real time fax services, electronic messaging through the Internet with its MessageReach product and voice messaging in the Asia/Pacific region primarily to Fortune 1000 corporate accounts and governments. Premiere Conferencing focuses on attended and unattended conferencing services primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment that the Company has decided to exit. It consists of the legacy Premiere WorldLink calling card product which was primarily marketed through direct advertising and co-branding relationships to single retail users. Discontinued operations treatment of this business unit was not obtainable as the Company will continue using the legacy platform for its profitable wholesale line of business and its corporate calling card bundled within its 800-based messaging offerings within the Voicecom operating segment. PTEKVentures focuses on investments in companies in the Internet with innovative service offerings that will enable these companies to become industry leaders. Corporate focuses on being a holding company with minimal headcount leaving the day to day operations of running the business at the operating business units. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  Information concerning the operations in these reportable segments is as follows (in millions):

                                               Year Ended December 31, 1999
                                              --------------------------------
                                                 1999       1998       1997
                                              ----------  ---------  ---------
REVENUES:
 Xpedite..................................... $    242.0  $   197.0  $     3.9
 Voicecom....................................      125.7      152.9      166.7
 Premiere Conferencing.......................       53.8       36.9        3.5
 Retail Calling Card Services................       37.2       58.0       55.3
 Eliminations (1)............................        (.3)       --         --
                                              ----------  ---------  ---------
 Totals...................................... $    458.4  $   444.8  $   229.4
                                              ==========  =========  =========
OPERATING PROFIT (LOSS):
 Xpedite..................................... $    (30.4) $   (19.7) $    (0.1)
 Voicecom....................................       (6.9)      23.7       49.1
 Premiere Conferencing.......................       (3.8)       1.8        0.7
 Retail Calling Card Services................      (43.8)     (27.3)      (5.8)
 Corporate...................................      (45.3)     (28.5)      (5.1)
 Eliminations (1)............................       (0.3)       --         --
 Restructuring, merger costs and other
  special charges............................       (7.6)     (24.1)     (54.0)
 Acquired research and development...........        --       (15.5)       --
 Accrued settlement costs....................        --        (1.5)      (1.5)
                                              ----------  ---------  ---------
 Totals...................................... $   (138.1) $   (91.1) $   (16.7)
                                              ==========  =========  =========
EBITDA:
 Xpedite..................................... $     61.2  $    54.1  $    (0.1)
 Voicecom....................................       16.8       51.0       67.7
 Premiere Conferencing.......................        9.0        7.0        0.7
 Retail Calling Card Services................       (5.8)     (22.1)      (3.1)
 Corporate...................................      (42.1)     (28.2)      (5.1)
 Eliminations (1)............................       (0.3)       --         --
                                              ----------  ---------  ---------
 Totals...................................... $     38.8  $    61.8  $    60.1
                                              ==========  =========  =========
IDENTIFIABLE ASSETS:
 Xpedite..................................... $    455.8  $   485.2  $     1.5
 Voicecom....................................       95.6      144.6      135.3
 Premiere Conferencing.......................       76.2       73.7        --
 Retail Calling Card Services................       10.9       30.0       32.0
 PTEKVentures................................      100.2        --         --
 Corporate...................................       31.8       62.9      212.3
                                              ----------  ---------  ---------
  Total...................................... $    770.5  $   796.4  $   381.1
                                              ==========  =========  =========

--------
(1) Eliminations is primarily comprised of revenue eliminations from business transacted between Xpedite and Premiere Conferencing.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

  A reconciliation of operating income (loss) and EBITDA to income (loss) before income taxes is as follows (in millions):

                                                      1999     1998     1997
                                                     -------  -------  ------
EBITDA.............................................. $  38.8  $  61.8  $ 60.1
Less depreciation and amortization..................  (168.9)  (111.8)  (21.3)
Less restructuring, merger and other special
 charges............................................    (8.0)   (24.1)  (54.0)
Less acquired research and development..............     --     (15.5)    --
Less accrued settlement costs.......................     --      (1.5)   (1.5)
                                                     -------  -------  ------
Operating income.................................... $(138.1) $ (91.1) $(16.7)
                                                     -------  -------  ------
Less interest expense, net..........................   (24.7)   (14.7)   (0.9)
Plus other income (expense), net....................   164.6      0.4     0.2
                                                     -------  -------  ------
Income (loss) before income taxes................... $   1.8  $(105.4) $(17.4)
                                                     =======  =======  ======

  Information concerning revenues from groups of similar products and services are as follows (in millions):

                                                            1999   1998   1997
                                                           ------ ------ ------
Fax....................................................... $232.4 $193.8 $  --
Conferencing..............................................   53.9   36.9    3.5
Voice Messaging...........................................  116.0  120.2  133.7
Interactive Voice Response................................   10.0    7.4    4.8
Wholesale Calling Card Services...........................    6.6   28.5   32.1
Orchestrate Unified Messaging.............................    2.3    --     --
Retail Calling Card Services..............................   37.2   58.0   55.3
                                                           ------ ------ ------
 Total.................................................... $458.4 $444.8 $229.4
                                                           ====== ====== ======

  Information concerning depreciation expense for each reportable segment is as follows (in millions):

                                                              1999  1998  1997
                                                              ----- ----- -----
Xpedite...................................................... $14.3 $16.6 $ --
Voicecom.....................................................  17.2  19.2  16.8
Premiere Conferencing........................................   4.2   2.1   --
Retail Calling Card Services.................................  32.6   8.2   2.7
Corporate....................................................   1.6   0.2   --
                                                              ----- ----- -----
 Total....................................................... $69.9 $46.3 $19.5
                                                              ===== ===== =====

  Information concerning capital expenditures for each reportable segment is as follows (in millions)

                                                              1999  1998  1997
                                                              ----- ----- -----
Xpedite...................................................... $12.4 $11.8 $ --
Voicecom.....................................................  16.6  25.7  22.0
Premiere Conferencing........................................   9.7   7.3   --
Retail Calling Card Services.................................   --   11.2  11.4
Corporate....................................................   5.5   5.3   --
                                                              ----- ----- -----
 Total....................................................... $44.2 $61.3 $33.4
                                                              ===== ===== =====

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

  The following table presents financial information based on the Company's geographic segments for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                          Operating
                                                   Net     Income   Identifiable
                                                 Revenues  (Loss)      Assets
                                                 -------- --------- ------------
1999
North America...................................  $333.5   $(149.7)    $673.6
Asia Pacific....................................    71.1       9.3       55.9
Europe..........................................    53.8       2.3       41.0
                                                  ------   -------     ------
 Total..........................................  $458.4   $(138.1)    $770.5
                                                  ======   =======     ======
1998
North America...................................  $351.9   $(110.5)    $737.5
Asia Pacific....................................    51.4       7.6       33.7
Europe..........................................    47.3      12.3       25.2
Eliminations....................................    (5.8)     (0.5)       --
                                                  ------   -------     ------
 Total..........................................  $444.8   $ (91.1)    $796.4
                                                  ======   =======     ======
1997
North America...................................  $225.4   $ (16.6)    $378.1
Asia Pacific....................................     3.9      (0.1)       1.5
                                                  ------   -------     ------
 Total..........................................  $229.3   $ (16.7)    $379.6
                                                  ======   =======     ======

21. SUBSEQUENT EVENTS

  During the first quarter of 2000, the Company changed its name to PTEK Holdings, Inc., announced it has completed its transition to a holding company and adopted an "opervesting"' (operating and investing) business model directed at growing its operating business units and network of leading Internet-based companies. Under the new business model, management of PTEK's operating units are charged with driving market leadership of its existing services and fostering the rollout of new Internet-based service offerings.

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

    3. Exhibits

 Exhibit
 Number  Description
 ------- -----------
  2.1    Agreement and Plan of Merger, together with exhibits, dated as of
         April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger
         Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of
         Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).

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

  2.5    Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., DMG, Inc. and Owners of DMG, Inc. and Transfer
         Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., VTG, Inc. and Owners of VTG, Inc. (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-
         K dated April 30, 1997 and filed May 14, 1997).

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

  2.8    Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., Dunes Communications, Inc., Sands Communications,
         Inc., Sands Comm, Inc., SandsComm, Inc., and Owner of Dunes
         Communications, Inc., Sands Communications, Inc., Sands Comm, Inc., and SandsComm, Inc. (incorporated by reference to Exhibit 2.8 to the Registrant's Current Report on Form 8-K dated April 30, 1997 and filed
         May 14, 1997).


 Exhibit
 Number  Description
 ------- -----------
  2.9    Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., Shamlin, Inc. and Owner of Shamlin, Inc.
         (incorporated by reference to Exhibit 2.9 to the Registrant's Current
         Report on Form 8-K dated April 30, 1997 and filed May 14, 1997).

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

  2.18   Transfer Agreement dated as of May 29, 1997 by and among Premiere
         Technologies, Inc., MMP Communications, Inc. and Owners of MW
         Communications, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed
         June 2, 1997).

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

 Exhibit
 Number  Description
 ------- -----------
  2.20   Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., Voice-Net Communications Systems, Inc. and Owners
         of Voice-Net Communications Systems, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of
         Long Island Inc. and Owners of VT of Long Island Inc. (incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-
         K dated May 16, 1997 and filed June 2, 1997).

  2.21   Transfer Agreement dated as of May 22, 1997 by and among Premiere
         Technologies, Inc., Voice Systems of Greater Dayton, Inc. and Owner of
         Voice Systems of Greater Dayton, Inc. and Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc., Premiere
         Acquisition Corporation, L'Harbot, Inc. and the Owners of L'Harbot,
         Inc. (incorporated by reference to Exhibit 2.7 to the Registrant's
         Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).

  2.22   Transfer Agreement dated as of May 30, 1997 by and among Premiere
         Technologies, Inc., Audioinfo Inc. and Owners of Audioinfo Inc.
         (incorporated by reference to Exhibit 2.8 to the Registrant's Current
         Report on Form 8-K dated May 16, 1997 and filed June. 2, 1997).

  2.23   Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., D&K Communications Corporation and Owners of D&K
         Communications Corporation (incorporated by reference to Exhibit 2.10 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).

  2.24   Transfer Agreement dated as of May 19, 1997 by and among Premiere
         Technologies, Inc., Voice-Tel of South Texas, Inc. and Owners of
         VoiceTel of South Texas, Inc. (incorporated by reference to Exhibit
         2.11 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).

  2.25   Transfer Agreement dated as of May 31, 1997 by and among Premiere
         Technologies, Inc., Indiana Communicator, Inc. and Owner of Indiana
         Communicator, Inc. (incorporated by reference to Exhibit 2.12 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed
         June 2, 1997).

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

  2.28   Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., In-Touch Technologies, Inc. and the Owners of
         InTouch Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997).

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

 Exhibit
 Number  Description
 ------- -----------

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

  3.2    Articles of Amendment of Articles of Incorporation of Premiere
         Technologies, Inc. (changing the name of the Registrant to PTEK
         Holdings, Inc.).

  3.3    Amended and Restated Bylaws of Premiere Technologies, Inc., as amended
         (incorporated by reference to Exhibit 3.1 to the Registrant's Amended
         Quarterly Report on Form 10-Q/A for the Quarter Ended March 31, 1999, as filed on May 27, 1999).

  4.1 See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

  4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).

  4.3    Indenture, dated as of June 15, 1997, between Premiere Technologies,
         Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form
         8-K dated July 25, 1997 and filed August 5, 1997).

  4.4 Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-
         K dated July 25, 1997 and filed August 5, 1997).

  4.5 Registration Rights Agreement, dated as of June 15, 1997, by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons
         Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation
         (incorporated by reference to Exhibit 4.3 to the Registrant's Current
         Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).

  4.6 Shareholder Protection Rights Agreement, dated June 23, 1998, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form
         8-K dated June 23, 1998, and filed with the Commission on June 26,
         1998).

 10.1    Shareholder Agreement dated as of January 18, 1994 among the
         Registrant, NationsBanc Capital Corporation, Boland T. Jones, D.
         Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant's Registration
         Statement on Form S-1 (No. 33-80547)).


 Exhibit
 Number  Description
 ------- -----------
 10.2    Amended and Restated Executive Employment Agreement and Incentive
         Option Agreement dated November 6, 1995 between the Registrant and
         David Gregory Smith (incorporated by reference to Exhibit 10.15 to the
         Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

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

 10.7    Executive Employment and Incentive Option Agreement dated November 1,
         1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.8    Executive Employment Agreement dated November 1, 1995 between Premiere
         Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-
         1 (No. 33-80547)).**

 10.9    Executive Employment and Incentive Option Agreement, effective as of
         July 24, 1997, by and between the Company and Jeffrey A. Allred
         (incorporated by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998).**

 10.10   Executive Employment and Incentive Option Agreement effective as of
         July 6, 1998, by and between the Company and William Porter Payne
         (incorporated by reference to Exhibit 10.12 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998).**

 10.11 Memorandum of Understanding dated as of July 6, 1998, by and between the Company and William Porter Payne (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

 10.12   Restricted Stock Award Agreement between the Registrant and Boland T.
         Jones dated May 5, 1999.**

 10.13   Restricted Stock Award Agreement between the Registrant and Jeffrey A.
         Allred dated May 5, 1999.**

 10.14   Restricted Stock Award Agreement between the Registrant and Patrick G.
         Jones dated May 5, 1999.**

 10.15   Recourse Promissory Note dated December 20, 1999 payable to the
         Registrant by Boland T. Jones.**

 10.16   Recourse Promissory Note dated December 20, 1999 payable to the
         Registrant by Jeffrey A. Allred.**


 Exhibit
 Number  Description
 ------- -----------
 10.17   Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant's Registration
         Statement on Form S-1 (No. 33-80547)).**

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

 10.27 Amended and Restated Program Enrollment Terms dated September 30, 1997 by and between Premiere Communications, Inc. and WorldCom Network
         Services, Inc., d/b/a WilTel, as amended by Amendment No. I dated
         November 1, 1997 (incorporated by reference to Exhibit 10.26 to
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997).*

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


 Exhibit
 Number  Description
 ------- -----------
 10.31   Service and Reseller Agreement dated September 28, 1990 by and between
         Amway Corporation and Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.33 to the Registrant's Quarterly Report on Form
         10-Q for the Quarter Ended June 30, 1997).*

 10.32 Amendment to Service and Reseller Agreement dated as of May 13, 1999 by and between Amway Corporation and Voice-Tel Enterprises, Inc.
         (incorporated by reference to Exhibit 10.28 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999).*

 10.33   Form of Stock Purchase Warrant Agreement (incorporated by reference to
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8
         (No. 333-11281)).**

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

 10.38   1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc.
         (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-
         29787)).

 10.39 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc.
         (incorporated by reference to Exhibit 4.4 to the Registrant's
         Registration Statement on Form S-8 (No. 333-29787)).

 10.40   Premiere Technologies, Inc. Second Amended and Restated 1995 Stock
         Plan (incorporated by reference to Exhibit A to the Registrant's
         Definitive Proxy Statement distributed in connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April
         30, 1997).**

 10.41   First Amendment to Premiere Technologies, Inc. Second Amended and
         Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997).**

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

 10.44   Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan
         (incorporated by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.).


 Exhibit
 Number  Description
 ------- -----------
 10.45   Amendment No. 1 to the Premiere Technologies, Inc. Amended and
         Restated 1998 Stock Plan.

 10.46   Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the
         Registrant) (incorporated by, reference to Xpedite's Registration
         Statement on Form S-1 (No. 33-73258)).

 10.47   Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the
         Registrant) (incorporated by reference to Xpedite's Registration
         Statement on Form S-I (No. 33-73258)).

 10.48   Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the
         Registrant) (incorporated by reference to Xpedite's Annual Report on
         Form 10-K for the year ended December 31, 1995).

 10.49 Xpedite Systems, Inc. Non-Employee Directors' Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.50 Xpedite Systems, Inc. Officer's Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.51 Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 22, 1999 annual meeting, filed on May 19, 1999).

 10.52 Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant).

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of Arthur Andersen LLP.

 27.1    Financial Data Schedule for the year ended December 31, 1999.

--------
  *      Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request.
         Such omitted information has been filed separately with the
         Commission.

 ** Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

 (b) The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Ptek holdings, Inc.

                                                  /s/ Boland T. Jones
                                          By: _________________________________
                                             Boland T. Jones, Chairman of the
                                                           Board
                                                 and Chief Executive Officer

                                                    Date: March 30, 2000

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Signature                          Title                       Date
            ---------                          -----                       ----
     /s/ Boland T. Jones           Chairman of the Board and          March 30, 2000
_________________________________   Chief Executive Officer
         Boland T. Jones            (principal executive
                                    officer) and Director

     /s/ Patrick G. Jones          Executive Vice President           March 30, 2000
_________________________________   Chief Financial Officer
        Patrick G. Jones            (principal financial and
                                    accounting officer) and
                                    Chief Legal Officer

   /s/ George W. Baker, Sr.        Director                           March 30, 2000
_________________________________
      George W. Baker, Sr.

  /s/ Raymond H. Pirtle, Jr.       Director                           March 30, 2000
_________________________________
     Raymond H. Pirtle, Jr.

   /s/ Roy B. Anderson, Jr.        Director                           March 30, 2000
_________________________________
      Roy B. Andersen, Jr.

     /s/ William P. Payne          Vice Chairman and Director         March 30, 2000
_________________________________
        William P. Payne

     /s/ Jeffrey A. Allred         President and Chief                March 30, 2000
_________________________________   Operating Officer and
        Jeffrey A. Allred           Director

      /s/ Jackie M. Ward           Director                           March 30, 2000
_________________________________
         Jackie M. Ward

     /s/ Jeffrey T. Arnold         Director                           March 30, 2000
_________________________________
        Jeffrey T. Arnold

                                 EXHIBIT INDEX

 Exhibit
 Number  Description
 ------- -----------
  2.1    Agreement and Plan of Merger, together with exhibits, dated as of
         April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger
         Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of
         Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K dated April 2, 1997 and filed April 4, 1997).

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

  2.5    Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., DMG, Inc. and Owners of DMG, Inc. and Transfer
         Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., VTG, Inc. and Owners of VTG, Inc. (incorporated by reference to Exhibit 2.5 to the Registrant's Current Report on Form 8-
         K dated April 30, 1997 and filed May 14, 1997).

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

 Exhibit
 Number  Description
 ------- -----------

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

  2.18   Transfer Agreement dated as of May 29, 1997 by and among Premiere
         Technologies, Inc., MMP Communications, Inc. and Owners of MW
         Communications, Inc. (incorporated by reference to Exhibit 2.4 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed
         June 2, 1997).

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

  2.20   Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., Voice-Net Communications Systems, Inc. and Owners of Voice-Net Communications Systems, Inc. and Transfer Agreement dated as of April 2, 1997 by and among Premiere Technologies, Inc., VT of
         Long Island Inc. and Owners of VT of Long Island Inc. (incorporated by reference to Exhibit 2.6 to the Registrant's Current Report on Form 8-
         K dated May 16, 1997 and filed June 2, 1997).

  2.21   Transfer Agreement dated as of May 22, 1997 by and among Premiere
         Technologies, Inc., Voice Systems of Greater Dayton, Inc. and Owner of
         Voice Systems of Greater Dayton, Inc. and Transfer Agreement dated as of May 22, 1997 by and among Premiere Technologies, Inc., Premiere
         Acquisition Corporation, L'Harbot, Inc. and the Owners of L'Harbot,
         Inc. (incorporated by reference to Exhibit 2.7 to the Registrant's
         Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).

  2.22   Transfer Agreement dated as of May 30, 1997 by and among Premiere
         Technologies, Inc., Audioinfo Inc. and Owners of Audioinfo Inc.
         (incorporated by reference to Exhibit 2.8 to the Registrant's Current
         Report on Form 8-K dated May 16, 1997 and filed June. 2, 1997).

 Exhibit
 Number  Description
 ------- -----------

  2.23   Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., D&K Communications Corporation and Owners of D&K
         Communications Corporation (incorporated by reference to Exhibit 2.10 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).

  2.24   Transfer Agreement dated as of May 19, 1997 by and among Premiere
         Technologies, Inc., Voice-Tel of South Texas, Inc. and Owners of
         VoiceTel of South Texas, Inc. (incorporated by reference to Exhibit
         2.11 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed June 2, 1997).

  2.25   Transfer Agreement dated as of May 31, 1997 by and among Premiere
         Technologies, Inc., Indiana Communicator, Inc. and Owner of Indiana
         Communicator, Inc. (incorporated by reference to Exhibit 2.12 to the Registrant's Current Report on Form 8-K dated May 16, 1997 and filed
         June 2, 1997).

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

  2.28   Transfer Agreement dated as of April 2, 1997 by and among Premiere
         Technologies, Inc., In-Touch Technologies, Inc. and the Owners of
         InTouch Technologies, Inc. (incorporated by reference to Exhibit 2.3 to the Registrant's Current Report on Form 8-K/A dated May 16, 1997 and filed June 24, 1997).

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

 Exhibit
 Number  Description
 ------- -----------

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

  3.2    Articles of Amendment of Articles of Incorporation of Premiere
         Technologies, Inc. (changing the name of the Registrant to PTEK
         Holdings, Inc.).

  3.3    Amended and Restated Bylaws of Premiere Technologies, Inc., as amended
         (incorporated by reference to Exhibit 3.1 to the Registrant's Amended
         Quarterly Report on Form 10-Q/A for the Quarter Ended March 31, 1999, as filed on May 27, 1999).

  4.1 See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

  4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-1 (No. 33-
         80547)).

  4.3    Indenture, dated as of June 15, 1997, between Premiere Technologies,
         Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form
         8-K dated July 25, 1997 and filed August 5, 1997).

  4.4 Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-
         K dated July 25, 1997 and filed August 5, 1997).

  4.5 Registration Rights Agreement, dated as of June 15, 1997, by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons
         Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation
         (incorporated by reference to Exhibit 4.3 to the Registrant's Current
         Report on Form 8-K dated July 25, 1997 and filed August 5, 1997).

  4.6 Shareholder Protection Rights Agreement, dated June 23, 1998, between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form
         8-K dated June 23, 1998, and filed with the Commission on June 26,
         1998).

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

 Exhibit
 Number  Description
 ------- -----------

 10.6    Amended and Restated Executive Employment Agreement dated November 6,
         1995 between Premiere Communications, Inc. and Boland T. Jones
         (incorporated by reference to Exhibit 10.18 to the Registrant's
         Registration Statement on Form S-1 (No. 33-80547)).**

 10.7    Executive Employment and Incentive Option Agreement dated November 1,
         1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant's Registration Statement on Form S-1 (No. 33-80547)).**

 10.8    Executive Employment Agreement dated November 1, 1995 between Premiere
         Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant's Registration Statement on Form S-
         1 (No. 33-80547)).**

 10.9    Executive Employment and Incentive Option Agreement, effective as of
         July 24, 1997, by and between the Company and Jeffrey A. Allred
         (incorporated by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter ended June 30, 1998).**

 10.10   Executive Employment and Incentive Option Agreement effective as of
         July 6, 1998, by and between the Company and William Porter Payne
         (incorporated by reference to Exhibit 10.12 to the Registrant's Annual
         Report on Form 10-K for the year ended December 31, 1998).**

 10.11 Memorandum of Understanding dated as of July 6, 1998, by and between the Company and William Porter Payne (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998).**

 10.12   Restricted Stock Award Agreement between the Registrant and Boland T.
         Jones dated May 5, 1999.**

 10.13   Restricted Stock Award Agreement between the Registrant and Jeffrey A.
         Allred dated May 5, 1999.**

 10.14   Restricted Stock Award Agreement between the Registrant and Patrick G.
         Jones dated May 5, 1999.**

 10.15   Recourse Promissory Note dated December 20, 1999 payable to the
         Registrant by Boland T. Jones.**

 10.16   Recourse Promissory Note dated December 20, 1999 payable to the
         Registrant by Jeffrey A. Allred.**

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

 Exhibit
 Number  Description
 ------- -----------

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

 10.27 Amended and Restated Program Enrollment Terms dated September 30, 1997 by and between Premiere Communications, Inc. and WorldCom Network
         Services, Inc., d/b/a WilTel, as amended by Amendment No. I dated
         November 1, 1997 (incorporated by reference to Exhibit 10.26 to
         Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997).*

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

 10.32 Amendment to Service and Reseller Agreement dated as of May 13, 1999 by and between Amway Corporation and Voice-Tel Enterprises, Inc.
         (incorporated by reference to Exhibit 10.28 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999).*

 10.33   Form of Stock Purchase Warrant Agreement (incorporated by reference to
         Exhibit 4.3 to the Registrant's Registration Statement on Form S-8
         (No. 333-11281)).**

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

 Exhibit
 Number  Description
 ------- -----------

 10.37   1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel
         Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

 10.38   1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc.
         (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-8 (No. 333-
         29787)).

 10.39 Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc.
         (incorporated by reference to Exhibit 4.4 to the Registrant's
         Registration Statement on Form S-8 (No. 333-29787)).

 10.40   Premiere Technologies, Inc. Second Amended and Restated 1995 Stock
         Plan (incorporated by reference to Exhibit A to the Registrant's
         Definitive Proxy Statement distributed in connection with the Registrant's June 11, 1997 annual meeting of shareholders, filed April
         30, 1997).**

 10.41   First Amendment to Premiere Technologies, Inc. Second Amended and
         Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant's Annual Report on Form 10-K for the year ended December
         31, 1997).**

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

 10.44   Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan
         (incorporated by reference to Exhibit 10.1 to the Registrant's
         Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999.).

 10.45   Amendment No. 1 to the Premiere Technologies, Inc. Amended and
         Restated 1998 Stock Plan.

 10.46   Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the
         Registrant) (incorporated by, reference to Xpedite's Registration
         Statement on Form S-1 (No. 33-73258)).
 10.47   Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the
         Registrant) (incorporated by reference to Xpedite's Registration
         Statement on Form S-I (No. 33-73258)).

 10.48   Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the
         Registrant) (incorporated by reference to Xpedite's Annual Report on
         Form 10-K for the year ended December 31, 1995).

 10.49 Xpedite Systems, Inc. Non-Employee Directors' Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.50 Xpedite Systems, Inc. Officer's Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite's Annual Report on Form 10-K for the year ended December 31,
         1996).

 10.51 Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 22, 1999 annual meeting, filed on May 19, 1999).

 10.52 Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant).

 21.1    Subsidiaries of the Registrant.

 23.1    Consent of Arthur Andersen LLP.

 27.1    Financial Data Schedule for the year ended December 31, 1999.

 Exhibit Number Description
 -------------- -----------

--------
 *Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

**Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.