Form 10-Q
period 2000-03-31
PTEK HOLDINGS INC
filed 2000-05-15
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

         (1) Yes [X] No [ ]                (2) Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                               Outstanding at May 10, 2000
   -----------------------------                   ---------------------------
   Common Stock, $0.01 par value                        48,073,722 shares

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                                    Page
                                                                                                                  --------
PART I FINANCIAL INFORMATION

  Item 1   Financial Statements

           Condensed Consolidated Balance Sheets
           as of March 31, 2000 and December 31, 1999...................................................              3

           Condensed Consolidated Statements of Operations
           for the Three Months ended March 31, 2000 and 1999...........................................              4

           Condensed Consolidated Statements of Cash Flows
           for the Three Months ended March 31, 2000 and 1999...........................................              5

           Notes to Condensed Consolidated Financial Statements.........................................              6

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................................             14

  Item 3   Quantitative and Qualitative Disclosures About Market Risk...................................             21

PART II OTHER INFORMATION

    Item 1 Legal Proceedings............................................................................             22

    Item 2 Changes in Securities........................................................................             23

    Item 3 Defaults Upon Senior Securities..............................................................             23

    Item 4 Submission of Matters to a Vote of Security Holders..........................................             23

    Item 5 Other Information............................................................................             23

    Item 6 Exhibits and Reports on Form 8-K.............................................................             23

SIGNATURES..............................................................................................             25

EXHIBIT INDEX

                          ITEM 1. FINANCIAL STATEMENTS

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                      March 31,       December 31,
                                                                                                         2000             1999
                                                                                                      ---------         ---------
                                                                                                               (Unaudited)
                                               ASSETS
CURRENT ASSETS
 Cash and equivalents.........................................................................        $  37,393         $  15,366
 Marketable securities........................................................................           45,779            86,615
 Accounts receivable, net.....................................................................           76,185            67,652
 Prepaid expenses and other...................................................................            9,104            13,299
                                                                                                      ---------         ---------
     Total current assets.....................................................................          168,461           182,932

PROPERTY AND EQUIPMENT, NET...................................................................          114,389           118,725

OTHER ASSETS
 Strategic alliance contract, net.............................................................            7,036             8,036
 Investments in associated companies, at cost.................................................           27,826            14,620
 Intangibles, net.............................................................................          412,474           435,978
 Other assets.................................................................................           13,912            10,190
                                                                                                      ---------         ---------
                                                                                                      $ 744,098         $ 770,481
                                                                                                      ---------         ---------

                                LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable.............................................................................        $  28,011         $  33,512
 Deferred revenue.............................................................................            3,288             1,586
 Accrued taxes................................................................................           41,207            31,607
 Accrued liabilities..........................................................................           63,042            57,686
 Deferred income taxes, net...................................................................                -            15,426
 Current maturities of long-term debt and capital lease obligations...........................            1,639             2,671
 Accrued restructuring, merger costs and other special charges................................            3,487             5,698
                                                                                                      ---------         ---------
     Total current liabilities................................................................          140,674           148,186
                                                                                                      ---------         ---------

LONG-TERM LIABILITIES
 Convertible subordinated notes...............................................................          172,500           172,500
 Long-term debt and capital lease obligations.................................................            4,180             4,454
 Other accrued liabilities....................................................................            6,441             7,419
 Deferred income taxes, net...................................................................            9,428            15,702
                                                                                                      ---------         ---------
     Total long-term liabilities..............................................................          192,549           200,075
                                                                                                      ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized, 48,937,677 and
  48,074,566 shares issued in 2000 and 1999, respectively, and 47,890,677 and
  46,977,566 shares outstanding in  2000 and 1999, respectively...............................              488               481
 Unrealized gain on marketable securities, available for sale.................................           26,445            50,774
 Additional paid-in capital...................................................................          574,782           570,054
 Treasury stock, at cost......................................................................           (9,133)           (9,133)
 Note receivable, shareholder.................................................................           (1,047)           (1,047)
 Cumulative translation adjustment............................................................              481               527
 Accumulated deficit..........................................................................         (181,141)         (189,436)
                                                                                                      ---------         ---------
     Total shareholders' equity...............................................................          410,875           422,220
                                                                                                      ---------         ---------
                                                                                                      $ 744,098         $ 770,481
                                                                                                      =========         =========

   Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                                                     2000              1999
                                                                                                   --------          --------
                                                                                                           (Unaudited)
REVENUES..................................................................................         $115,713          $112,809
TELECOMMUNICATIONS COSTS..................................................................           31,463            32,456
                                                                                                   --------          --------
GROSS PROFIT..............................................................................           84,250            80,353
DIRECT OPERATING COSTS....................................................................           16,970            15,742
                                                                                                   --------          --------
CONTRIBUTION MARGIN.......................................................................           67,280            64,611
OTHER OPERATING EXPENSES
 Selling and marketing....................................................................           23,643            24,124
 General and administrative...............................................................           21,757            19,490
 Research and development.................................................................            3,591             2,620
 Depreciation.............................................................................            9,963            15,450
 Amortization.............................................................................           25,760            23,717
                                                                                                   --------          --------
    Total operating expenses..............................................................           84,714            85,401
                                                                                                   --------          --------

OPERATING LOSS............................................................................          (17,434)          (20,790)
                                                                                                   --------          --------

OTHER INCOME (EXPENSE)
 Interest, net............................................................................           (2,711)           (5,596)
 Gain on sale of marketable securities....................................................           46,016                 -
 Other, net...............................................................................             (416)             (445)
                                                                                                   --------          --------
    Total other income (expense)..........................................................           42,889            (6,041)
                                                                                                   --------          --------

INCOME/(LOSS) BEFORE INCOME TAXES.........................................................           25,455           (26,831)
INCOME TAX EXPENSE/(BENEFIT)..............................................................           17,160            (2,419)
                                                                                                   --------          --------

NET INCOME/(LOSS).........................................................................         $  8,295          $(24,412)
                                                                                                   ========          ========

BASIC NET INCOME/(LOSS) PER SHARE.........................................................         $   0.17          $  (0.53)
                                                                                                   ========          ========
DILUTED NET INCOME/(LOSS) PER SHARE.......................................................         $   0.17          $  (0.53)
                                                                                                   ========          ========

WEIGHTED AVERAGE SHARES OUTSTANDING

 BASIC....................................................................................           47,455            45,998
                                                                                                   ========          ========
 DILUTED..................................................................................           49,868            45,998
                                                                                                   ========          ========

        Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                       2000                1999
                                                                                                     --------            --------
                                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)........................................................................           $  8,295            $(24,412)
 Adjustments to reconcile net income (loss) to cash flows from operating activities:
 Depreciation and amortization............................................................             35,723              39,167
 Loss on disposal of property and equipment...............................................                415                   -
 Gain on sale of marketable securities....................................................            (46,016)                  -
 Deferred income taxes....................................................................             17,160              (3,022)
 Payments for restructuring, merger costs and other special charges.......................             (2,211)               (412)
 Income taxes paid........................................................................            (11,789)               (524)
 Changes in assets and liabilities:
  Accounts receivable, net................................................................             (8,731)             (2,024)
  Prepaid expenses and other..............................................................               (450)               (363)
  Accounts payable and accrued expenses...................................................            (10,779)                173
  Deferred gain on legal settlement.......................................................             12,000                   -
                                                                                                     --------            --------
 Total adjustments........................................................................            (14,678)             32,995
                                                                                                     --------            --------
 Net cash (used in) provided by operating activities......................................             (6,383)              8,583
                                                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures.....................................................................             (6,021)            (10,623)
 Redemption of marketable securities......................................................             47,646              17,850
 Payments made related to acquisitions....................................................               (495)               (182)
 Investments..............................................................................            (13,305)             (1,000)
 Other....................................................................................             (1,932)             (1,527)
                                                                                                     --------            --------

  Net cash provided by investing activities...............................................             25,893               4,518
                                                                                                     --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Payments under borrowing arrangements....................................................               (653)            (16,717)
 Exercise of stock options................................................................              3,487                 273

  Net cash provided by (used in) financing activities.....................................              2,834             (16,444)
                                                                                                     --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................................               (317)               (210)
                                                                                                     --------            --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................................             22,027              (3,553)
CASH AND EQUIVALENTS, beginning of period.................................................             15,366              19,226
                                                                                                     --------            --------
CASH AND EQUIVALENTS, end of period.......................................................           $ 37,393            $ 15,673
                                                                                                     ========            ========

Income taxes paid.........................................................................           $ 11,789            $    524
                                                                                                     ========            ========
Interest paid.............................................................................           $  5,225            $  8,322
                                                                                                     ========            ========

        Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of PTEK Holdings, Inc. and its subsidiaries (collectively, the "Company") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to goodwill and other long-lived assets and accruals for restructuring costs and employee benefits. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.  ACCOUNTING CHANGES

Restatement

In February 2000, PTEK announced that as a result of discussions with the Securities and Exchange Commission, PTEK was required to change its accounting for certain costs incurred as part of its restructuring, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges taken as part of the restructuring charges related to Voice-Tel and VoiceCom Systems. These changes are primarily to change the timing of when costs are recognized in determining earnings and to reclassify certain restructuring, merger costs and other special charges to selling, general and administrative costs and depreciation costs. Accordingly, the Company has restated its 1997 and 1998 annual financial statements and related disclosures and its unaudited interim financial statements for 1999.


3.  NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. The Company's required adoption date is January 1, 2001. SFAS No. 133 is not to be applied retroactively to financial statements of prior periods. The Company expects no material impact to its results of operations or financial position upon adoption of SFAS No. 133.


4.  NET INCOME (LOSS) PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." For the three-month period ended March 31, 2000, the difference between basic and diluted earnings per common share is the dilutive effect of employee stock options totaling 2,412,556 shares. The diluted share base for the period excluded the effect of convertible subordinated notes, as they were antidilutive. Basic and diluted net loss per share are the same in the three month period ended March 31, 1999 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, were antidilutive.


5.  COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company's components of other comprehensive income in 2000. In 1999, foreign currency translation was the only component of comprehensive income. For the periods ended March 31, 2000 and 1999, total comprehensive income/(loss) was approximately $34.7 million and $(26.2) million, respectively.

6.   MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available for sale at March 31, 2000 and December 31, 1999, are principally common stock investments carried at fair value and based on quoted market prices, and mutual funds carried at amortized cost. Common stock investments carried at fair value are primarily minority equity interests in Healtheon/WebMD and S1. Healtheon/WebMD is a leading end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. S1 Corporation is one of the leading global providers of innovative Internet-based financial services solutions. Gross realized losses in the first quarter of 2000 are related to management's assessment that the realizable value of certain investments are permanently impaired.

The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the year ended December 31, 1999 and the first quarter ended March 31, 2000 (in thousands):


                                                          Gross                      Proceeds           Gross
                                                        Unrealized       Fair          From            Realized
At March 31, 2000 - First Quarter           Cost          Gains          Value         Sale         Gains/(Losses)
                                       -----------------------------------------------------------------------------
Healtheon/WebMD                           $  596         $16,467      $17,063       $ 32,040            $ 31,646
S1 Corporation                             1,623          26,533       28,156         15,606              14,989
Other equity securities                       97             463          560              -                (619)
                                       -----------------------------------------------------------------------------
                                          $2,316         $43,463      $45,779       $ 47,646            $ 46,016
                                       -----------------------------------------------------------------------------



At December 31, 1999 - Full Year
Healtheon/WebMD                           $1,079         $49,242      $50,321       $154,427            $152,094
S1 Corporation                             2,240          33,197       35,437              -                   -
Mutual Funds                                 141               -          141         20,633                   -
Other equity securities                      716               -          716              -                   -
                                       -----------------------------------------------------------------------------
                                          $4,176         $82,439      $86,615       $175,060            $152,094
                                       -----------------------------------------------------------------------------

In the first quarter of 2000, the Company sold approximately 600,000 shares of its investment in Healtheon/WebMD and 125,000 shares of its investment in S1 Corporation, with proceeds less commissions of approximately $32.0 million and $15.6 million, respectively. At March 31, 2000, the Company held 741,889 shares of Healtheon/WebMD and 328,597 shares of S1 Corporation. The deferred tax liability on unrealized gains related to these investments is approximately $16.6 million at March 31, 2000.


7.   ACQUISITIONS

Intellivoice Communications Inc. Acquisition

In August 1999, the Company acquired all remaining ownership interests it did not already own in Intellivoice Communications, Inc. ("Intellivoice"), a company engaged in developing Internet-enabled communications products. The Company issued approximately 573,000 shares of its common stock and paid cash consideration of approximately $1,365,000 in connection with this acquisition. This transaction has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $10.5 million has been recorded as developed technology and is being amortized on a straight-line basis over three years. The developed technology relates to work associated with Web-based communications services.

Xpedite France, S.A. Acquisition

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

The following unaudited pro forma consolidated results of operations for the three month period ended March 31, 1999 assumes the acquisitions made by the Company in 1999 which were accounted for as purchases occurred on January 1, 1999. Pro forma adjustments consist of amortization of intangible assets acquired and lost interest income reflecting cash paid in the acquisitions (amounts in thousands).

Revenues                                  $116,690
Net loss                                  $(25,907)
Basic net loss per share                  $  (0.56)
Diluted net loss per share                $  (0.56)


8.  RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Decentralization of Company

In the third quarter of 1999, the Company recorded a charge of approximately $8.2 million to restructure the administrative overhead of the corporate headquarters, the sales force of the former EES group and certain operations of the former EES and CES groups. The $8.2 million charge was comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs. Severance benefits have been provided for the termination of 203 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating segments in the former EES and CES groups. 114 employees were severed from the Voicecom operating segment, 61 employees were severed from the Xpedite operating segment and 28 employees were severed from the Corporate headquarters. As of December 31, 1999 all 203 employees were terminated. Anticipated annual savings of approximately $13.1 million are expected from these terminations. Lease termination and clean-up costs were provided for the exit of one operating site in the Retail Calling Card Services operating segment.

The balance at December 31, 1999 and March 31, 2000 for severance represents the remaining severance reserve for former corporate executive management and various management in the former CES group that were terminated in 1999. In the first quarter of 2000 cash severance payments made were $1.7 million. The company expects to pay the remaining $2.2 million balance over the next six to nine months.

Lease termination and clean-up costs of $82,000 were paid in the first quarter of 2000 for the exit of one operating site in the Retail Calling Card Services operating segment. No further payments are expected by management.


Reorganization of Company into EES and CES Business Segments

In the fourth quarter of 1998, PTEK recorded a charge of $11.4 million to reorganize the Company into two business segments that focus on specific groups of customers. These segments were named Emerging Enterprise Solutions ("EES") and Corporate Enterprise Solutions ("CES"). EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.8 million of severance, $4.7 million of asset impairments, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

As part of this reorganization, PTEK identified 59 employees to terminate.
These employees included administrative personnel from the Company's Cleveland headquarters for the previous Voice-Tel and VoiceCom entities, personnel from customer service centers from eight locations and executive management from the acquired companies that were not part of previous restructuring plans. As of December 31, 1998, all 59 employees were terminated. The balance at December 31, 1999 and March 31, 2000 represent the remaining severance reserve for former executive management. In the first quarter of 2000 cash severance payments made to eight former executives was $0.5 million. The company expects to pay the remaining $1.3 million balance of severance over the next twenty-five months.

Accrued costs for restructuring, merger costs and other special charges at December 31, 1999 and March 31, 2000 are as follows (in thousands):


Reorganization of Company into EES and CES Business Segments         Accrued Costs at                    Accrued Costs at
                                                                        December 31,       Costs              March 31,
                                                                           1999           Incurred              2000
-----------------------------------------------------------------------------------------------------------------------------
Severance and exit costs                                                   $1,730           $  476               $1,254
                                                                 ------------------------------------------------------------
Accrued restructuring, merger costs and other special charges              $1,730           $  476               $1,254
                                                                 ------------------------------------------------------------




Decentralization of Company                                          Accrued Costs at                    Accrued Costs at
                                                                        December 31,       Costs              March 31,
                                                                           1999           Incurred              2000
-----------------------------------------------------------------------------------------------------------------------------
Severance and exit costs                                                   $3,886           $1,653               $2,233
Other                                                                          82               82                    -
                                                                 ------------------------------------------------------------
Accrued restructuring, merger costs and other special charges              $3,968           $1,735               $2,233
                                                                 ------------------------------------------------------------


Consolidated                                                         Accrued Costs at                    Accrued Costs at
                                                                        December 31,       Costs              March 31,
                                                                           1999           Incurred              2000
-----------------------------------------------------------------------------------------------------------------------------
Severance and exit costs                                                   $5,616           $2,129               $3,487
Other                                                                          82               82                    -
                                                                 ------------------------------------------------------------
Accrued restructuring, merger costs and other special charges              $5,698           $2,211               $3,487
                                                                 ------------------------------------------------------------


9.  COMMITMENTS AND CONTINGENCIES

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchase by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000, which the Company moved to dismiss on April 14, 2000.

A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual Defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The Company filed an answer on March 30, 2000.

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

On June 11, 1999, the Company filed a complaint against MCI WorldCom in the Superior Court of Fulton County for the State of Georgia. The Company subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI WorldCom breached the Strategic Alliance Agreement dated November 13, 1996, between the Company and MCI WorldCom by, inter alia, awarding various contracts to vendors other than the company and to which the Company was entitled either exclusive or preferential consideration. In addition to injunctive relief, the Company seeks damages of not less than $10 million, per- and post-judgment interest, cost and expenses of litigation, including attorney's fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by the Company. This matter was settled by the parties in April 2000.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. The Company has not been served with the summons and complaint.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.


10.  SEGMENT REPORTING

The Company's reportable segments are strategic business segments that align the Company into six decentralized areas of focus driven by product offering, investment strategy and functional cost control. The Company realigned into this decentralized operating and investing organization (opervesting) in the third quarter of 1999 from the previous market segment focus of the EES and CES business segments. The new business segments are called Voicecom (formerly of both EES and CES), Xpedite(formerly of CES), Premiere Conferencing (formerly of
CES), Retail Calling Card Services (formerly of EES), PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet enabled communications with its Orchestrate(R) product, along with interactive voice response services, and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multilevel marketing organizations to Fortune 1000 corporate accounts. Xpedite focuses on store and forward fax, real time fax services and electronic messaging through the Internet with its MessageReach/SM/ product and in the Asia/Pacific region voice messaging. Xpedite's customers are primarily Fortune 1000 corporate accounts and governments. Premiere Conferencing focuses on attended and unattended conferencing services primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment that the Company has decided to exit. It consists of the legacy Premiere WorldLink calling card product which was primarily marketed through direct advertising and co-branding relationships to single retail users. Discontinued operations treatment of this business segment is not available as the Company will continue using the legacy platform for its profitable wholesale line of business and its corporate calling card bundled within its 800-based messaging offerings within the Voicecom operating segment. PTEKVentures focuses on investments in companies in the Internet with innovative service offerings that will enable these companies to become industry leaders. Corporate focuses on being a holding company with minimal headcount leaving the day to day operations of running the business at the operating business segments. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

Information concerning the operations in these reportable segments is as follows (in millions):

                                                        Three Months   Three Months
                                                           Ended           Ended
                                                          March 31,       March 31,
                                                            2000            1999
                                                        --------------------------
Revenues
   Xpedite                                              $ 62.6              $ 58.2
   Voicecom                                               30.9                31.0
   Premiere Conferencing                                  15.8                12.5
   Retail Calling Card Services                            6.4                11.2
   Eliminations                                              -                (0.1)
                                                        --------------------------
                                                        $115.7              $112.8
                                                        ==========================

EBITDA
   Xpedite                                              $ 17.5              $ 16.2
   Voicecom                                                4.6                 5.4
   Premiere Conferencing                                   2.4                 1.7
   Retail Calling Card Services                            0.6                 0.2
   Corporate                                              (6.1)               (5.0)
   PTEKVentures                                           (0.7)                  -
   Eliminations                                              -                (0.1)
                                                        --------------------------
                                                        $ 18.3              $ 18.4
                                                        ==========================


                                                         March 31,    December 31,
                                                           2000           1999
                                                        --------------------------
Identifiable assets
   Xpedite                                              $104.2              $101.4
   Voicecom                                               74.4                69.5
   Premiere Conferencing                                  33.6                30.0
   Retail Calling Card Services                            7.0                 8.0
   PTEKVentures                                           97.5               100.2
   Corporate                                             427.4               461.4
                                                        --------------------------
                                                        $744.1              $770.5
                                                        ==========================

(1) Eliminations is primarily comprised of revenue eliminations from business transacted between Xpedite and Premiere Conferencing.

(2) Intangible assets associated with acquisitions such as goodwill, customer lists developed technology and assembled workforce are retained as identifiable assets in the Corporate segment.

A reconciliation of operating income (loss) and EBITDA to income (loss) before income taxes is as follows (in millions):

                                                                      Months           Months
                                                                      Ended            Ended
                                                                     March 31,        March 31,
                                                                       2000             1999
                                                                     --------------------------
EBITDA                                                               $ 18.3              $ 18.4
Less depreciation                                                     (10.0)              (15.5)
Less amortization                                                     (25.7)              (23.7)
                                                                     --------------------------
Operating Income                                                      (17.4)              (20.8)
                                                                     --------------------------

Less interest expense, net                                             (2.7)               (5.6)
Plus gain on sale of marketable equity securities                      46.0                   -
Plus other income (expense), net                                       (0.4)               (0.4)
                                                                     --------------------------
Income (loss) before income taxes                                    $ 25.5              $(26.8)
                                                                     ==========================

11. RELATED PARTY TRANSACTIONS

During the first quarter of 2000 the Compensation Committee of the Board of Directors approved the amendment of notes receivable from certain executives related to the restricted stock grants of Healtheon/WebMD and USA.NET in 1999. The amendment will provide that the notes will be due and payable on December 31, 2006 and that one-seventh of the principal plus accrued interest on the notes will be forgiven effective as of December 31, 2000, provided that the executives are employees of the Company on that date. In addition, the unpaid balance of each note will be forgiven in its entirety in the event of a change in control of the Company or the termination of the executive's employment by the Company without cause.



12. SUBSEQUENT EVENT

In April 2000, the Company and MCI WorldCom settled the Company's lawsuit which alleged the breach of their strategic alliance agreement by MCI WorldCom. The settlement resulted in the termination of the strategic alliance agreement with MCI WorldCom. The Company expects to record a one-time gain before taxes in connection with the settlement of approximately $4.5 million. The gain is comprised of the net effect of consideration received by the Company of approximately $12.0 million and the write-off of the strategic alliance agreement's net book value and associated legal and other costs of approximately $7.5 million.

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

The Company's reportable segments align the Company into six areas of focus that are driven by product offering, investment strategy and functional cost control. The Company was realigned into a decentralized organization in the third quarter of 1999 from the previous market segment focus of the Emerging Enterprise Solutions (EES) and Corporate Enterprise Solutions (CES) business segments. The Company's realignment was a further refinement of the EES and CES business segment organization previously established in the fourth quarter of 1998 and positioned the Company as an operating and investing business. The Company has focused its management on the various products within CES and EES through further decentralization, bringing new management into the various new segments. These six business segments are called Voicecom (formerly in both EES and CES), Xpedite (formerly in CES), Premiere Conferencing (formerly in CES), Retail Calling Card Services (formerly in EES), PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet-enabled communications with its Orchestrate(R) product, along with interactive voice response services and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multi-level marketing organizations to Fortune 1000 corporate accounts. Xpedite focuses on store and forward fax, real time fax services and electronic messaging services with its MessageReach/SM/ product and in the Asia/Pacific region voice messaging. Xpedite's customers are primarily Fortune 1000 corporate accounts and governments. Premiere Conferencing focuses on attended and unattended conferencing services, primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment whose operations the Company has decided to exit. It consists of the Premiere WorldLink calling card product, which was primarily marketed through direct response advertising and co-branding relationships to single retail users. Discontinued operations treatment of this business segment is not available as the Company will continue pursuing the wholesale and corporate account distribution channels of this product, both of which operate with positive EBITDA, as defined by the Company. PTEKVentures focuses on investments in companies in the Internet with innovative service offerings that will enable these companies to become industry leaders. Corporate focuses on being a holding company with minimal headcount leaving the day to day operations of running the business at the operating business segments. EBITDA before accrued settlement costs, acquired research and development costs and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

The Company has pursued its goal of becoming a provider of a suite of telecommunications and Internet-enabled communications services both domestically and internationally through various acquisitions from 1996 through 1999. Through these acquisitions, the Company has been able to assemble a variety of product and service offerings, as described above. In 1996, the Company acquired TeletT, which became the foundation for the Company's Orchestrate(R) product offering. In 1999 the Company acquired Intellivoice Communications, a company that was previously a consultant in developing the next generation Orchestrate(R) product offering, Orchestrate(R) 2000. The Orchestrate(R) product is offered under the Voicecom business segment. In 1997, the Company acquired the franchise network of Voice-Tel, which provided local access voice mail and voice messaging. The Company also acquired VoiceCom Systems, Inc. in 1997, which provided 800-based corporate voice-mail and calling card services. Both the Voice-Tel and VoiceCom Systems, Inc. acquisitions, as well as the Orchestrate(R) product offering, provide the basis of the Voicecom operating segment. In 1998, the Company acquired Xpedite, a provider of domestic and international fax services. Also in 1998, the Company acquired the international affiliates of Xpedite and other complementary international fax service providers. These acquisitions, along with the Australian operations of Voice-Tel, have formed the basis for the Xpedite operating segment. The Company acquired ATS in 1998, which, along with the conferencing business from the VoiceCom Systems, Inc. acquisition, forms the basis of the Premiere Conferencing operating segment. During 1998 and 1999, the Company invested in Internet-based companies that it believes will be leaders in their market niches in the expanding Internet economy. The Company has formed the PTEKVenutures segment of the Company with dedicated resources to develop and grow this segment.

The Company's revenues are based on usage in the Xpedite, Premiere Conferencing and Retail Calling Card Services business segments and a mix of both usage and monthly fixed fees in the VoiceCom business segment.

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

Direct sales and marketing costs consist primarily of salaries and wages, travel and entertainment, advertising, commissions and facility costs associated with the functions of selling or marketing the Company's services.

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

RESULTS OF OPERATIONS

The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                                        Three Months   Three Months
                                                           Ended          Ended
                                                          March 31,      March 31,
                                                            2000           1999
                                                        --------------------------
Revenues
   Xpedite                                              $ 62.6              $ 58.2
   Voicecom                                               30.9                31.0
   Premiere Conferencing                                  15.8                12.5
   Retail Calling Card Services                            6.4                11.2
   Eliminations                                              -  -             (0.1)
                                                        --------------------------
                                                        $115.7              $112.8
                                                        ==========================

EBITDA
   Xpedite                                              $ 17.5              $ 16.2
   Voicecom                                                4.6                 5.4
   Premiere Conferencing                                   2.4                 1.7
   Retail Calling Card Services                            0.6                 0.2
   Corporate                                              (6.1)               (5.0)
   PTEKVentures                                           (0.7)                  -
   Eliminations                                              -                (0.1)
                                                        --------------------------
                                                        $ 18.3              $ 18.4
                                                        ==========================

ANALYSIS

The Company's financial statements reflect the results of operations of Xpedite France, S.A. and Intellivoice Communications, Inc. from the date of their respective acquisitions. These acquisitions have been accounted for under the purchase method of accounting.

Consolidated revenues increased 2.6% to $115.7 million in the three months ended March 31, 2000 as compared with the same period in 1999. On a segment basis this increase was caused by the following:

 . Xpedite experienced a 7.6% increase to $62.6 million compared with the same period last year primarily related to its acquisition of Xpedite France, S.A. in the second quarter of 1999.

 . Voicecom experienced a 0.3% decrease to $30.9 million compared with the same period last year. The relatively flat growth is indicative of the general trend in the voice messaging product offering of this operating segment over the last twelve months.

 . Premiere Conferencing experienced a 26.4% increase to $15.8 million compared with the same period last year. This growth has been indicative of the quarter over quarter growth trend that this segment has experienced over the last twelve months which is being driven from its unattended conferencing product offering.

 . Retail Calling Card Services experienced a 42.9% decrease to $6.4 million compared with the same period last year. This decline has been indicative of the quarter over quarter declines over the last twelve months as the Company has not actively been acquiring customers in this operating segment. The Company continues not to acquire customers in this segment as operations have been discontinued since the third quarter of 1999. The Company is currently pursuing the opportunity to sell this operating segment.

Consolidated gross profit margins were 72.8% and 71.2% for the three months ended March 31, 2000 and 1999, respectively. Consolidated gross profit margins benefited in 2000 from the discontinuance of the retail calling card operating segment in the third quarter 1999. This operating segment has inherently lower gross margins than the other operating segments and as it continues to be a smaller percentage of the Company's operating revenues, gross margins have benefited. In general, the Company has experienced favorable trends in per unit telecommunications costs in each of its operating segments by aggressively leveraging increasing minute volumes to negotiate quantity discounts with telecommunications carriers. Such costs have also been favorably affected by general industry trends in which long distance transport and the cost of local access services have decreased as a result of increased capacity and competition among long distance and local exchange carriers.

Consolidated direct costs of operations increased to 14.7% of revenues in the three months ended March 31, 2000 as compared with 14.0% for the same period of 1999. The increase in these costs is attributable primarily to increased regulatory costs associated with the 800-Based telephony offerings in the Voicecom operating segment and network support costsin developing Orchestrate(R) 2000.

Consolidated selling and marketing costs declined to 20.4% of revenues in the three months ended March 31, 2000 from 21.4% of revenues in the same period in 1999. This decline is primarily driven by decreased direct sales force costs in the Voicecom operating segment from the headcount reductions of 114 employees as part of the third quarter 1999 restructuring efforts by the Company.

Research and development costs were 3.1% of revenues for the three months ended March 31, 2000 compared with 2.3% of revenues for the same period in 1999. The increase in these costs as a percentage of revenue is from increased development efforts associated with the Voicecom operating segment's Orchestrate(R) 2000 development product.

General and administrative costs were 18.8% of revenues for the three months ended March 31, 2000 compared with 17.3% of revenues for the same period in 1999. The increase in these costs as a percentage of revenues is from increased support costs associated with the Voicecom operating segment's Orchestrate(R) 2000 development efforts. In addition, there were further decentralization and exit costs related to the corporate segment associated with initiatives not contemplated as part of the third quarter 1999 restructuring plan. Also, contributing were costs associated with PTEKVentures which did not exist in the first quarter 1999.

Depreciation was 8.6% of revenues for the three months ended March 31, 2000 compared with 13.7% of revenues for the same period in 1999. The decrease in these costs as a percentage of revenues is attributable to decreases in depreciation expense associated with the assets in the Company's enhanced calling card platform, local voice messaging network and legacy fax delivery network. Portions of these assets' depreciable lives were decreased in the fourth quarter of 1998 to fifteen months from five to seven years and were fully depreciated by the end of 1999. The shortening of these assets' lives were caused by management's decision to replace these assets by the end of 1999 with more recent versions of technology either for Year 2000 or service delivery reasons. Management has taken these assets out of operation by the end of 1999 according to plan.

Amortization was 22.3% of revenues for the three months ended March 31, 2000 compared with 21.0% for the same period in 1999. The increase in these costs as a percentage of revenues is attributable to goodwill, customer lists and developed technology intangibles from the acquisition of Xpedite France, S.A. and Intellivoice Communications, Inc. in the second quarter and third quarter 1999, respectively. The lives assigned to these intangibles ranged from three to seven years.

EBITDA was $18.3 million or 15.8% of revenue for the three months ended March 31, 2000 compared with $18.4 million or 16.3% of revenues for the same period in 1999. On a segment basis this change was caused by the following:

 . Xpedite's EBITDA was $17.5 million or 28.0% of segment revenues for the three months ended March 31, 2000, compared with $16.2 million or 27.8% of segment revenues for the same period in 1999. This increase is primarily attributable to the acquisition of Xpedite France, S.A. in the second quarter of 1999 and reduced costs from third quarter 1999 restructuring efforts in Europe and Asia/Pacific.

 . Voicecom's EBITDA was $4.6 million or 14.9% of segment revenues for the three months ended March 31, 2000, compared with $5.4 million or 17.4% of segment revenues for the same period in 1999. This decrease is attributable to costs associated with the development of the Orchestrate(R) 2000 operating platform from the acquisition of Intellivoice Communications, Inc. in the third quarter of 1999. Approximately $2 million of additional costs on a quarterly basis have been incurred on these operating, development and support efforts. Offsetting these costs in part are reduced operating costs associated with this operating segment's restructuring efforts of its direct sales force as part of the third quarter 1999 management restructuring plan.

 . Premiere Conferencing's EBITDA was $2.4 million or 15.2% of segment revenues for the three months ended March 31, 2000, compared to $1.7 million or 13.6% of segment revenues for the same period in 1999. This increase is primarily attributable to growth in this operating segment, unattended conferencing business that it has been developing and growing over the past year.

 . Retail Calling Card Services EBITDA was $0.6 million or 9.4% of segment revenues for the three months ended March 31, 2000, compared to $0.2 million or 1.8% of segment revenues for the same period in 1999. This increase is primarily attributable to reduction in headcount costs through attrition and the absence of direct advertising costs to acquire new customers. Management discontinued actively acquiring customers in the third quarter of 1999 and is currently pursuing the opportunity to sell this operating segment.

 . PTEKVentures EBITDA was $(0.7) million for the three months ended March 31, 2000. This segment was formed in the latter part of the fourth quarter of 1999. Costs associated with this segment are personnel costs, professional and legal costs and travel costs associated with acquiring new investments or exploring strategic initiatives.

 . Corporate EBITDA was $(6.1) million for the three months ended March 31, 2000, compared to $(5.0) million for the same period in 1999. This increase was attributable primarily to costs associated with the further decentralization of functions at Corporate that were not considered as part of the third quarter 1999 decentralization plan for which the Company took a $8.2 million restructuring charge. Management does not expect further costs associated with these efforts in 2000. Also contributing to the increase is the amortization of approximately $300K of deferred compensation costs associated with the second quarter restricted stock grants to certain executives of the Company. These stock grants were related to 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting period periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company.

Net interest expense decreased to $2.7 million for the three months ended March 31, 2000 as compared with $5.6 million for the same period in 1999. Net interest expense decreased in 2000 due to the absence of the Company's credit facility with the Bank of New York that was paid off in the fourth quarter of 1999 from the proceeds of the Company's partial sale of its holdings in Healtheon/WebMD common stock. Average borrowings in the first quarter of 1999 on this credit facility were approximately $110.5 million. Interest expense, net in the first quarter of 2000 is primarily comprised of interest on the Company's convertible subordinated notes of $172.5 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $6.4 million in the first quarter of 2000 as compared with net cash provided of $8.6 million in the first quarter of 1999. Excluding payments made for restructuring, merger costs and other special charges, net cash used in operations in the three months ended March 31, 2000 was $4.2 million as compared with cash provided of $9.0 million for the same period in 1999. Operating cash flow declined in the first quarter 2000 primarily as a result of increased use of cash for operating assets and liabilities driven primarily by a decrease in the number of days outstanding in payables from December 31, 1999 and an increase in the days sales outstanding in accounts receivable. Also contributing to the decrease in operating cash flows was the payment of approximately $11.8 million in income taxes associated primarily with the gain on the sale of Healtheon/WebMD investments in the fourth quarter of 1999. The sale of these investments with the associated $152 million gain in 1999 utilized substantially all of the Company's domestic net operating loss carryforwards causing the Company to be partially subject to income taxes for the fiscal year ended December 31, 1999. These taxes were paid in the first quarter of 2000. The Company anticipates future tax liabilities on subsequent gains from the sale of its marketable securities. The Company also received a $12 million deposit associated with the pending settlement of the lawsuit against MCI WorldCom. At March 31, 2000 this settlement was not finalized and the $12 million would be refundable if a final agreement could not be achieved. In April of 2000, the Company reached a final settlement. See Note 12-Subsequent Events.

Investing activities provided cash of approximately $25.9 million and $4.5 million in the three months ended March 31, 2000 and 1999, respectively. The principal source of cash from investing activities in the first quarter of 2000 was the sale of Healtheon/WebMD and S1 Corporation stock owned by the Company. The proceeds of $47.6 million were used primarily to invest in Internet based companies in the PTEKVentures portfolio, pay income taxes from prior year's sales of Healtheon/WebMD and to pay the semi-annual interest due on the convertible subordinated notes. See note 6- "Marketable Securities Available For Sale" for a further discussion of this investment activity. Capital expenditures in the first quarter of 2000 were primarily to upgrade the Voicecom segment's local based voice messaging network, increase capacity on Premiere Conferencing's conference calling network, to develop the Orchestrate(R) 2000 platform, to improve Xpedite's fax delivery platform and to develop Xpedite's MessageReach/SM/ Internet-based product offering. Investments in the first quarter of 2000 of approximately $13.3 million related to activity at PTEKVentures. These cash outlays were primarily additional investments in companies that existed in the PTEKVentures investment portfolio at December 31, 1999 and investments in seven new Internet based companies. The principal source of cash from investing activities in the first quarter of 1999 was primarily the sale of municipal bond obligations and mutual funds. These redemptions were used in part to provide capital for improvements to Xpedite's fax delivery platform and Voicecom's local based voice messaging network.

Cash inflows from financing activities in the first quarter of 2000 was primarily from proceeds from employee stock option exercises. Cash outflows from financing activities in the first quarter of 2000 is primarily debt repayments on capital lease and note obligations associated with the Voice-Tel acquisition and debt assumed from the Xpedite France, S.A. acquisition. Significant cash outflows for financing activities in the first quarter of 1999 included a net reduction in borrowings, mainly repayments under the Company's revolving loan facility, of approximately $16.7 million. This loan facility was subsequently paid off in the fourth quarter of 1999 from proceeds from the partial sale of the Company's investment in Healtheon/WebMD.

At March 31, 2000, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company's various restructuring plans, lease obligations commitments under its strategic alliances with Healtheon/WebMD and Sun Microsystems and semi-annual interest on the convertible subordinated debt. The Company is in compliance with all such agreements at this date. The Company maintains a margin loan account with a certain investment bank where it can borrow up to 45% and 50% of the Company's holdings in Healtheon/WebMD and S-1 Corporation, respectively. Interest rates on borrowings under this margin loan arrangement are based on the broker call rate. At March 31, 2000, the Company had no borrowings outstanding on the margin loan arrangement.

Management believes that cash and marketable securities, available for sale and cash flows from operations should be sufficient to fund the Company's capital expenditure requirements of its operating segments. At March 31, 2000, approximately $11.3 million of cash and equivalents resided outside of the United States compared to $10.0 million at December 31, 1999. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, the cash flows from the operating segments and other factors, the Company may engage in other capital transactions to fund the investing needs of PTEKVentures and capital expenditures in the various operating segments. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.


RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Decentralization of Company

In the third quarter of 1999, the Company recorded a charge of approximately $8.2 million to restructure the administrative overhead of the corporate headquarters, the sales force of the former EES group and certain operations of the former EES and CES groups. The $8.2 million charge was comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs. Severance benefits have been provided for the termination of 203 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating segments in the former EES and CES groups. 114 employees were severed from the Voicecom operating segment, 61 employees were severed from the Xpedite operating segment and 28 employees were severed from the Corporate headquarters. As of December 31, 1999 all 203 employees were terminated. Anticipated annual savings of approximately $13.1 million are expected from these terminations. Lease termination and clean-up costs were provided for the exit of one operating site in the Retail Calling Card Services operating segment.

The balance at December 31, 1999 and March 31, 2000 for severance represents the remaining severance reserve for former corporate executive management and various management in the former CES group that were terminated in 1999. In the first quarter of 2000 cash severance payments made were $1.7 million. The company expects to pay the remaining $2.2 million balance over the next six to nine months.

Lease termination and clean-up costs of $82,000 were paid in the first quarter of 2000 for the exit of one operating site in the Retail Calling Card Services operating segment. No further payments are expected by management.

Reorganization of Company into EES and CES Business Segments

In the fourth quarter of 1998, PTEK recorded a charge of $11.4 million to reorganize the Company into two business segments that focus on specific groups of customers. These segments were named Emerging Enterprise Solutions ("EES") and Corporate Enterprise Solutions ("CES"). EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.8 million of severance, $4.7 million of asset impairments, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

As part of this reorganization, PTEK identified 59 employees to terminate. These employees included administrative personnel from the Company's Cleveland headquarters for the previous Voice-Tel and VoiceCom entities, personnel from customer service centers from eight locations and executive management from the acquired companies that were not part of previous restructuring plans. As of December 31, 1998, all 59 employees were terminated. The balances at December 31, 1999 and March 31, 2000 represent the remaining severance reserve for former executive management. In the first quarter of 2000 cash severance payments made to eight former executives was $0.5 million. The company expects to pay the remaining $1.3 million balance of severance over the next twenty-five months.


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

As of December 31, 1999, the Company had implemented its Year 2000 initiative. To date, and with the January 1, 2000 and leap year date rollovers, the Company has not experienced any material disruptions associated with the Year 2000 issue and the Company's software applications, hardware platforms or suppliers and vendors. The Company does not expect to experience any material disruptions and/or material costs associated with the Year 2000 issue in the future.



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


FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and elsewhere by management or PTEK from time to time, the words "believes," "anticipates," "expects," "will" "may" "should" "intends" "plans" "estimates" "predicts" "potential" "continue" and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

 .    Factors described from time to time in the Company's press releases, reports and other filings made with the Securities and Exchange Commission;

 .    Competitive pressures among communications services providers, including pricing pressures, may increase significantly;

 .    Our ability to respond to rapid technological change, the development of alternatives to our products and services and risk of obsolescence of its products, services and technology;

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

 .    Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;

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

At March 31, 2000, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at March 31, 1999, by $6.6 million.

Approximately 28.1% of the Company's sales and 19.7% of its operating costs and expenses were transacted in foreign currencies for the three months ended March 31, 2000. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the first quarter of 2000 by approximately $3.3 million and operating expenses for first quarter of 2000 by approximately $2.7 million. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and local currency sales in Europe (principally the United Kingdom and Germany). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at March 31, 2000.

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchase by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000, which the Company moved to dismiss on April 14, 2000.

A lawsuit was filed on November 4, 1998 against the Company, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual Defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The Company filed an answer on March 30, 2000.

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

On June 11, 1999, the Company filed a complaint against MCI WorldCom in the Superior Court of Fulton County for the State of Georgia. The Company subsequently filed an amended complaint on June 18, 1999. The amended complaint alleges that MCI

WorldCom breached the Strategic Alliance Agreement dated November 13, 1996, between the Company and MCI WorldCom by, inter alia, awarding various contracts to vendors other than the company and to which the Company was entitled either exclusive or preferential consideration. In addition to injunctive relief, the Company seeks damages of not less than $10 million, per-and post-judgment interest, cost and expenses of litigation, including attorney's fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by the Company. This matter was settled by the parties in April 2000.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits

Exhibit Number   Exhibit Description

10.1 Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. and Theodore P. Schrafft.

10.2 First Amendment to Sublease Agreement dated February 1, 2000 by and between Premiere Communications, Inc. and Healtheon/WebMD Corporation.

27.1             Financial Data Schedule for the Three Month Period Ended March
                 31, 2000.

        (b)    Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

Date of Report                                                                                            Financial
(Date Filed)                                          Items Reported                                  Statements Filed

03/03/00                         Item 5 - Announcing change in name and adjustment to                       None.
                                 historical financial statements primarily in connection
                                 with the Voice-Tel Enterprises, Inc. and VoiceCom
                                 Systems, Inc. acquisitions.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2000                           PTEK HOLDINGS, INC.
Date
                                       /s/ PATRICK G. JONES
                                       --------------------------------------
                                       Patrick G. Jones
                                       Executive Vice President and Chief
                                       Financial Officer (principal Financial
                                       and Accounting Officer and duly
                                       authorized signatory of the Registrant)
                                       and Chief Legal Officer

                                       EXHIBIT INDEX

Exhibit
Number   Exhibit Description


10.1 Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. and Theodore P. Schrafft.

10.2 First Amendment to Sublease Agreement dated February 1, 2000 by and between Premiere Communications, Inc. and Healtheon/WebMD Corporation.

27.1   Financial Data Schedule for the Three Month Period Ended March 31, 2000.