Form 10-Q
period 2000-06-30
PTEK HOLDINGS INC
filed 2000-08-14
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

         (1) Yes [X]  No [_]                  (2) Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


               Class                          Outstanding at August 8, 2000
               -----                          -----------------------------
     Common Stock, $0.01 par value                  47,995,476 shares

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                                            Page
                                                                                                                            ----
PART I     FINANCIAL INFORMATION

  Item 1   Financial Statements

           Condensed Consolidated Balance Sheets
           as of June 30, 2000 and December 31, 1999................................................................         3

           Condensed Consolidated Statements of Operations
           for the Three and Six Month Periods ended June 30, 2000 and 1999.........................................         4

           Condensed Consolidated Statements of Cash Flows
           for the Six Months ended June 30, 2000 and 1999..........................................................         5

           Notes to Condensed Consolidated Financial Statements.....................................................         6

  Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations................................................................................        13

  Item 3   Quantitative and Qualitative Disclosures About Market Risk...............................................        20

PART II    OTHER INFORMATION

  Item 1   Legal Proceedings........................................................................................        21

  Item 2   Changes in Securities....................................................................................        22

  Item 3   Defaults Upon Senior Securities..........................................................................        23

  Item 4   Submission of Matters to a Vote of Security Holders......................................................        23

  Item 5   Other Information........................................................................................        23

  Item 6 Exhibits and Reports on Form 8-K...........................................................................        23

SIGNATURES..........................................................................................................        24

EXHIBIT INDEX.......................................................................................................        25

                          ITEM 1. FINANCIAL STATEMENTS

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                      JUNE 30, 2000 AND DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                        June 30,        December 31,
                                                                                                          2000              1999
                                                                                                       ---------         ---------
                                                                                                              (Unaudited)
                                           ASSETS
CURRENT ASSETS
 Cash and equivalents.........................................................................         $  25,055         $  15,366
 Marketable securities, available for sale....................................................            14,598            86,615
 Accounts receivable, net.....................................................................            74,782            67,652
 Prepaid expenses and other...................................................................             7,549            13,299
                                                                                                       ---------         ---------
     Total current assets.....................................................................           121,984           182,932

PROPERTY AND EQUIPMENT, NET...................................................................           109,442           118,725

OTHER ASSETS
 Strategic alliance contract, net.............................................................                 -             8,036
 Investments in and notes receivable from associated companies, at cost.......................            43,615            14,620
 Intangibles, net.............................................................................           387,707           435,978
 Deferred income taxes, net...................................................................             2,148                 -
 Other assets..............................................................................               13,308            10,190
                                                                                                       ---------         ---------
                                                                                                       $ 678,204         $ 770,481
                                                                                                       ---------         ---------

                     LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.............................................................................         $  25,700         $  33,512
 Deferred revenue.............................................................................             1,796             1,586
 Accrued taxes................................................................................            33,437            31,607
 Accrued liabilities..........................................................................            53,679            57,686
 Deferred income taxes, net...................................................................                 -            15,426
 Current maturities of long-term debt and capital lease obligations...........................             2,873             2,671
 Accrued restructuring, merger costs and other special charges................................             2,431             5,698
                                                                                                       ---------         ---------
     Total current liabilities................................................................           119,916           148,186
                                                                                                       ---------         ---------

LONG-TERM LIABILITIES
 Convertible subordinated notes...............................................................           172,500           172,500
 Long-term debt and capital lease obligations.................................................             2,291             4,454
 Other accrued liabilities....................................................................             5,449             7,419
 Deferred income taxes, net...................................................................                 -            15,702
                                                                                                       ---------         ---------
     Total long-term liabilities..............................................................           180,240           200,075
                                                                                                       ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized, 49,141,532 and
  48,074,566 shares issued in 2000 and 1999, respectively, and 47,994,532 and
  46,977,566 shares outstanding in  2000 and 1999, respectively...............................               491               481
 Unrealized gain on marketable securities.....................................................             7,774            50,774
 Additional paid-in capital...................................................................           574,075           570,054
 Treasury stock, at cost......................................................................            (9,330)           (9,133)
 Note receivable, shareholder.................................................................            (1,047)           (1,047)
 Cumulative translation adjustment............................................................               162               527
 Accumulated deficit..........................................................................          (194,077)         (189,436)
                                                                                                       ---------         ---------
     Total shareholders' equity...............................................................           378,048           422,220
                                                                                                       ---------         ---------
                                                                                                       $ 678,204         $ 770,481
                                                                                                       =========         =========

   Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                               Three Months Ended         Six Months Ended
                                                              June 30,     June 30,      June 30,   June 30,
                                                               2000          1999          2000       1999
                                                             ---------------------       -------------------
                                                                  (unaudited)               (unaudited)
REVENUE...................................................   $111,458    $114,444        $227,171    $227,253
TELECOMMUNICATIONS COSTS..................................     28,276      32,204          59,739      64,660
                                                             --------    --------        --------    --------
GROSS PROFIT..............................................     83,182      82,240         167,432     162,593
DIRECT OPERATING COSTS....................................     17,242      17,472          34,213      33,214
                                                             --------    --------        --------    --------
CONTRIBUTION MARGIN.......................................     65,940      64,768         133,219     129,379
                                                             --------    --------        --------    --------
OTHER OPERATING EXPENSES
 Selling and marketing....................................     24,702      30,882          48,346      55,006
 General and administrative...............................     19,296      29,040          41,054      48,529
 Research and development.................................      3,488       2,722           7,079       5,343
 Depreciation.............................................     12,342      17,033          22,306      32,483
 Amortization.............................................     25,674      23,963          51,433      47,680
 Gain on legal settlement.................................     (3,730)          -          (3,730)          _
                                                             --------    --------        --------    --------
  Total other operating expenses..........................     81,772     103,640         166,488     189,041
                                                             --------    --------        --------    --------

OPERATING LOSS............................................    (15,832)    (38,872)        (33,269)    (59,662)
                                                             --------    --------        --------    --------

OTHER INCOME (EXPENSE)
 Interest, net............................................     (2,692)     (6,420)         (5,403)    (12,016)
 Gain on sale of marketable securities....................      7,043           -          53,059           -
 Other, net...............................................         97      13,664            (319)     13,219
                                                             --------    --------        --------    --------
  Total other income (expense)............................      4,448       7,244          47,337       1,203
                                                             --------    --------        --------    --------

INCOME/(LOSS) BEFORE INCOME TAXES.........................    (11,384)    (31,628)         14,068     (58,459)
INCOME TAX EXPENSE/(BENEFIT)..............................      1,548      (6,439)         18,708      (8,858)
                                                             --------    --------        --------    --------

NET LOSS..................................................   $(12,932)   $(25,189)       $ (4,640)   $(49,601)
                                                             ========    ========        ========    ========

BASIC NET LOSS PER SHARE..................................   $  (0.27)   $  (0.55)       $   (.10)   $  (1.08)
                                                             ========    ========        ========    ========
DILUTED NET LOSS PER SHARE................................   $  (0.27)   $  (0.55)       $   (.10)   $  (1.08)
                                                             ========    ========        ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC....................................................     48,031      46,168          47,743      46,083
                                                             ========    ========        ========    ========
 DILUTED..................................................     48,031      46,168          47,743      46,083
                                                             ========    ========        ========    ========



   Accompanying notes are integral to these condensed consolidated financial statements.
                                       4

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                    SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                       2000                1999
                                                                                                     --------            --------
                                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss........................................................................                    $ (4,640)           $(49,601)
 Adjustments to reconcile net loss to cash flows from operating activities:
 Depreciation and amortization............................................................             73,739              80,163
 Loss on disposal of property and equipment...............................................                415                   -
 Gain on sale of marketable securities....................................................            (53,059)                  -
 Gain on legal settlement.................................................................             (3,730)                  -
 Deferred income taxes....................................................................             17,163              (9,941)
 Payments for restructuring, merger costs and other special charges.......................             (3,267)             (1,622)
 Proceeds from legal settlement...........................................................             12,000                   -
 Income taxes paid........................................................................            (15,389)               (524)
 Changes in assets and liabilities:
  Accounts receivable, net................................................................             (7,130)             (2,269)
  Prepaid expenses and other..............................................................             (7,170)             (8,479)
  Accounts payable and accrued expenses...................................................            (12,573)              4,823
                                                                                                     --------            --------

 Total adjustments........................................................................                999              62,151
                                                                                                     --------            --------

 Net cash (used in) provided by operating activities......................................             (3,641)             12,550
                                                                                                     --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures.....................................................................            (14,631)            (20,791)
 Proceeds from disposal of property and equipment.........................................              1,937                   -
 Redemption of marketable securities......................................................             55,628              20,613
 Payments made related to acquisitions....................................................               (495)            (24,047)
 Investments..............................................................................            (26,891)             (8,089)
 Other....................................................................................               (781)              7,407
                                                                                                     --------            --------

 Net cash provided by (used in) investing activities......................................             14,767             (24,907)
                                                                                                     --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from (payments under) borrowing arrangements....................................             (4,605)              6,307
 Exercise of stock options................................................................              3,503                 970
 Purchases of treasury stock, at cost.....................................................               (197)                  -
                                                                                                     --------            --------

 Net cash (used in) provided by financing activities......................................             (1,299)              7,277
                                                                                                     --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................................               (138)                 (5)
                                                                                                     --------            --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................................              9,689              (5,085)
CASH AND EQUIVALENTS, beginning of period.................................................             15,366              19,226
                                                                                                     --------            --------
CASH AND EQUIVALENTS, end of period.......................................................           $ 25,055            $ 14,141
                                                                                                     ========            ========

Income taxes paid.........................................................................           $ 15,389            $    524
                                                                                                     ========            ========
Interest paid.............................................................................           $  5,340            $ 15,269
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


2.  ACCOUNTING CHANGES

Restatement

In February 2000, PTEK announced that as a result of discussions with the Securities and Exchange Commission, PTEK was required to change its accounting for certain costs incurred as part of its restructuring, merger costs and other special charges. These changes primarily affect certain asset impairment charges and contractual obligation charges taken as part of the restructuring charges related to Voice-Tel Enterprises, Inc. ("Voice-Tel") and VoiceCom Systems, Inc. ("VoiceCom Systems"). These changes are primarily to change the timing of when costs are recognized in determining earnings and to reclassify certain restructuring, merger costs and other special charges to selling, general and administrative costs and depreciation costs. Accordingly, the Company has restated its 1997 and 1998 annual financial statements and related disclosures and its unaudited interim financial statements for 1999.


3.  NEW ACCOUNTING PRONOUNCEMENTS


The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.


4.  NET INCOME (LOSS) PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share are the same in the three and six month periods ended June 30, 2000 and 1999 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, are antidilutive in such periods.


5.  COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company's components of other comprehensive income in 2000. In the six months ended June 30, 1999, foreign currency translation was the only component of comprehensive income. For the three month periods ended June 30, 2000 and 1999, total comprehensive loss was approximately $(24.9) million and $(23.4) million, respectively. For the six month periods ended June 30, 2000 and 1999, total comprehensive income/(loss) was approximately $5.1 million and $(49.6) million, respectively.


6.  MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available for sale at June 30, 2000 and December 31, 1999, are principally common stock investments carried at fair value and based on quoted market prices, and mutual funds carried at amortized cost. Common stock investments carried at fair value are primarily minority equity interests in Healtheon/WebMD and S1 Corporation. Healtheon/WebMD is a leading end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. S1 Corporation is a leading global provider of innovative Internet-based financial services solutions.

The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the three and six months ended June 30, 2000 (in thousands):


                                                                                                           Gross
                                                              Gross                       Proceeds        Realized
                                                           Unrealized         Fair          From           Gains/
                                               Cost           Gains          Value          Sale          (Losses)
                                         --------------------------------------------------------------------------
Three Months Ended June 30, 2000
Healtheon/WebMD                               $  596         $10,393        $10,989       $     -          $     -
S1 Corporation                                   685           2,546          3,231         7,982            7,043
Other                                            562            (183)           379             -                -
                                         ---------------------------------------------------------------------------
                                              $1,843         $12,756        $14,599       $ 7,982          $ 7,043
                                         ---------------------------------------------------------------------------


Six Months Ended June 30, 2000
Healtheon/WebMD                               $  596         $10,393        $10,989       $32,040          $31,646
S1 Corporation                                   685           2,546          3,231        23,588           22,032
Other                                            562            (183)           379             -             (619)
                                       ---------------------------------------------------------------------------
                                              $1,843         $12,756        $14,599       $55,628          $53,059
                                       ---------------------------------------------------------------------------


During the second quarter of 2000, the Company sold 190,000 shares of its investment in S1 Corporation, with proceeds less commissions of approximately $8.0 million. At June 30, 2000, the Company held 741,889 shares of Healtheon/WebMD and 138,597 shares of S1 Corporation. The deferred tax liability on unrealized gains related to these investments is approximately $5.0 million at June 30, 2000.


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

The following unaudited pro-forma consolidated results of operations for the three and six month period ended June 30, 1999 assumes the acquisitions made by the Company in 1999 which were accounted for as purchases occurred on January 1, 1999. Pro-forma adjustments consist of amortization of intangible assets acquired and lost interest income reflecting cash paid in the acquisitions (amounts in thousands).

                                   Three Months Ended   Six Months Ended
                                      June 30, 1999       June 30, 1999
                                   ------------------   ----------------
Revenues                                $117,367           $234,057
Net loss                                $(26,075)          $(51,982)
Basic net loss per share                $  (0.56)          $  (1.13)
Diluted net loss per share              $  (0.56)          $  (1.13)


8.  RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Decentralization of Company

In the third quarter of 1999, the Company recorded a charge of approximately $8.2 million to restructure the administrative overhead of the corporate headquarters, the sales force of the former Emerging Enterprise Solutions ("EES") group and certain operations of EES and the former Corporate Enterprise Solutions ("CES") groups. The $8.2 million charge was comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs. Severance benefits have been provided for the termination of 203 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating segments in the former EES and CES groups. 114 employees were severed from the Voicecom operating segment, 61 employees were severed from the Xpedite operating segment and 28 employees were severed from the Corporate headquarters. As of December 31, 1999 all 203 employees were terminated. Anticipated annual savings of approximately $13.1 million are expected from these terminations. Lease termination and clean-up costs were provided for the exit of one operating site in the Retail Calling Card Services operating segment.

The balance at December 31, 1999 and June 30, 2000 for severance represents the remaining severance reserve for former corporate executive management and various management in the former CES group that were terminated in 1999. In the six month period ended June 30, 2000, cash severance payments made were $2.4 million. The company expects to continue payments over the next three months.

Lease termination and clean-up costs of $82,000 were paid in the first quarter of 2000 for the exit of one operating site in the Retail Calling Card Services operating segment. No further payments are expected by management.


Reorganization of Company into EES and CES Business Segments

In the fourth quarter of 1998, PTEK recorded a charge of $11.4 million to reorganize the Company into two business segments that focus on specific groups of customers. These segments were named Emerging Enterprise Solutions and Corporate Enterprise Solutions. EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.9 million of severance, $4.7 million of asset impairments, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

As part of this reorganization, PTEK identified 59 employees to terminate.
These employees included administrative personnel from the Company's Cleveland headquarters for the previous Voice-Tel and VoiceCom Systems entities, personnel from customer service centers from eight locations and executive management from the acquired companies that were not part of previous restructuring plans. As of December 31, 1998, all 59 employees were terminated. The balance at December 31, 1999 and June 30, 2000 represent the remaining severance reserve for former executive management. In the six month period ended June 30, 2000, cash severance payments made to eight former executives was $0.8 million. The company expects to pay the remaining $0.9 million balance of severance over the next nineteen months.

Accrued costs for restructuring, merger costs and other special charges at December 31, 1999 and June 30, 2000 are as follows (in thousands):


Reorganization of Company into EES and CES Business Segments               Accrued Costs at
                                                                              December 31,        Costs        Accrued Costs at
                                                                                 1999            Incurred       June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------
Severance and exit costs                                                         $1,730           $  789               $  941
                                                                          --------------------------------------------------------
Accrued restructuring, merger costs and other special charges                    $1,730           $  789               $  941
                                                                          --------------------------------------------------------

Decentralization of Company                                                  Accrued Costs at
                                                                                December 31,        Costs        Accrued Costs at
                                                                                  1999             Incurred        June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------

  Severance and exit costs                                                       $3,886           $2,396               $1,490
  Other                                                                              82               82                    -
                                                                          --------------------------------------------------------
  Accrued restructuring, merger costs and other special charges                  $3,968           $2,478               $1,490
                                                                          --------------------------------------------------------

Consolidated                                                                 Accrued Costs at
                                                                                December 31,        Costs        Accrued Costs at
                                                                                  1999             Incurred        June 30, 2000
----------------------------------------------------------------------------------------------------------------------------------

  Severance and exit costs                                                       $5,616           $3,185               $2,431
  Other                                                                              82               82                    -
                                                                          --------------------------------------------------------
  Accrued restructuring, merger costs and other special charges                  $5,698           $3,267               $2,431
                                                                          --------------------------------------------------------



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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which is pending.

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom Systems, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration.

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

On June 11, 1999, the Company filed a complaint against MCI WorldCom in the Superior Court of Fulton County for the State of Georgia. The Company subsequently filed an amended complaint on June 18, 1999. The amended complaint alleged that MCI WorldCom breached the Strategic Alliance Agreement dated November 13, 1996, between the Company and MCI WorldCom by, inter alia, awarding various contracts to vendors other than the company and to which the Company was entitled either exclusive or preferential consideration. In addition to injunctive relief, the Company sought damages of not less than $10 million, pre- and post-judgment interest, cost and expenses of litigation, including attorney's fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by the Company. This matter was settled by the parties in April 2000.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount. The defendants filed an answer and counterclaim, claiming that the plaintiff owes the Company the principal amount of the $100,000 loan plus interest as of January 1, 2001, plus costs and attorneys' fees.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration.

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. All motions are pending.

On June 9, 2000, the Company and Premiere Communications, Inc. filed a lawsuit in the United States District Court for the Middle District of Florida, seeking unspecified damages and equitable, including injunctive, relief against Z-Tel Technologies, Inc., Z-Tel Communications, Inc. (collectively, "Z-Tel"), David Gregory Smith, James Kitchen and Eduard Mayer for patent infringement, breach of contract, unfair competition, conversion, misappropriation of corporate opportunities, conspiracy to misappropriate corporate opportunities, tortious interference with contractual relations, tortious interference with actual and prospective business relations, and misappropriation of trade secrets. On June 29, 2000, Z-Tel filed an answerand counterclaims against the Company and Boland
T. Jones ("Jones") seeking unspecified damages for tortious interference with actual and prospective business relations, trade defamation, and compelled self-defamation. Jones and the Company filed a timely motion to dismiss Z-Tel's counterclaims, which is pending before the court.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.


10.  SEGMENT REPORTING

The Company's reportable segments are strategic business segments that align the Company into six decentralized areas of focus driven by product offering, investment strategy and functional cost control. The Company realigned into this decentralized operating and investing organization (opervesting) in the third quarter of 1999 from the previous market segment focus of the EES and CES business segments. The new business segments are called Voicecom (formerly of both EES and CES), Xpedite(formerly of CES), Premiere Conferencing (formerly of
CES), Retail Calling Card Services (formerly of EES), PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet enabled communications with its Orchestrate(R) product, interactive voice response services, and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multi-level marketing organizations to Fortune 1000 corporate accounts. Xpedite offers a full range of electronic- and fax-based document distribution and data messaging services through a dedicated IP network, and through its messageREACH/SM/ division offers outsourced Internet based e-mail services. Xpedite's customers are primarily Fortune 1000 corporate accounts and governments. Premiere Conferencing is a leading provider of conference call and group communications services, primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment that the Company has decided to exit. It consists primarily of the legacy Premiere WorldLink calling card product which was primarily marketed through direct advertising and co-branding relationships to single retail users. Discontinued operations treatment of this business segment is not available as the Company will continue using the legacy platform for its profitable wholesale line of business and its corporate calling card bundled within its 800-based messaging offerings within the Voicecom operating segment. PTEKVentures focuses on investments in companies in the Internet infrastructure and communications areas. Corporate focuses on being a holding company, leaving the day to day operations of running the business at the operating business segments. EBITDA before gain on legal settlement and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

Information concerning the operations in these reportable segments is as follows (in millions):

                                                    Three Months     Three Months       Six Months       Six Months
                                                        Ended             Ended            Ended             Ended
                                                       June 30,         June 30,          June 30,         June 30,
                                                         2000             1999              2000             1999
                                                    ---------------------------------------------------------------
Revenues
   Xpedite                                             $ 59.1           $ 60.6            $121.6           $118.7
   Voicecom                                              29.9             31.9              60.9             62.9
   Premiere Conferencing                                 16.9             12.9              32.7             25.5
   Retail Calling Card Services                           5.6              9.0              12.0             20.2
                                                    ---------------------------------------------------------------
                                                       $111.5           $114.4            $227.2           $227.3
                                                    ===============================================================

EBITDA
   Xpedite                                             $ 13.6           $ 15.8            $ 31.3           $ 31.7
   Voicecom                                               4.5              1.6               9.0              6.9
   Premiere Conferencing                                  3.2              2.4               5.6              4.1
   Retail Calling Card Services                           0.6             (2.5)              1.2             (2.3)
   Corporate                                             (2.9)           (15.2)             (9.1)           (19.9)
   PTEKVentures                                          (0.5)               -              (1.3)               -
                                                    ---------------------------------------------------------------
                                                       $ 18.5           $  2.1            $ 36.7           $ 20.5
                                                    ===============================================================



                                                       June 30,      December 31,
                                                         2000           1999
                                                       --------------------------
Identifiable assets
   Xpedite                                             $102.8          $101.4
   Voicecom                                              64.7            69.5
   Premiere Conferencing                                 34.1            30.0
   Retail Calling Card Services                           0.5             8.0
   PTEKVentures                                          60.9           100.2
   Corporate                                            415.2           461.4
                                                       --------------------------
                                                       $678.2          $770.5
                                                       ==========================

(1) Intangible assets associated with acquisitions such as goodwill, customer lists developed technology and assembled workforce are retained as identifiable assets in the Corporate segment.

A reconciliation of operating loss and EBITDA to income (loss) before income taxes is as follows (in millions):


                                                           Three Months        Three Months         Six Months           Six Months
                                                              Ended               Ended               Ended                Ended
                                                          June 30, 2000       June 30, 2000       June 30, 2000        June 30, 2000
                                                  ----------------------------------------------------------------------------------
EBITDA                                                       $ 18.5              $  2.1              $ 36.7                $ 20.5
Less depreciation                                             (12.3)              (17.0)              (22.3)                (32.5)
Less amortization                                             (25.7)              (24.0)              (51.4)                (47.7)
Less gain on legal settlement                                   3.7                   -                 3.7                     -
                                                  ----------------------------------------------------------------------------------
Operating Loss                                                (15.8)              (38.9)              (33.3)                (59.7)
                                                  ----------------------------------------------------------------------------------
Less interest expense, net                                     (2.7)               (6.4)               (5.4)                (12.0)
Plus gain on sale of marketable equity
  securities                                                    7.0                   -                53.1                     -
Plus other income (expense), net                                0.1                13.7                (0.3)                 13.2

                                                  ----------------------------------------------------------------------------------
Income (loss) before income taxes                            $(11.4)             $(31.6)             $ 14.1                $(58.5)
                                                  ==================================================================================


11. SUBSEQUENT EVENT

In August of 2000, the Company entered into a binding letter of intent to sell its Retail Calling Card Services operating segment. The approximate value of the sale is $8.5 million. Financial terms of the sale are expected to be finalized with the purchaser during the third quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively, the "Company") began operations in 1991 and the Company completed its initial public offering in March 1996. The Company provides an array of innovative solutions which are designed to simplify everyday communications for businesses and individuals. The Company's services include voice and electronic messaging, electronic document distribution, conferencing, calling card services and Internet-based communications services. Through a series of acquisitions from September 1996 through September 1999, the Company has assembled a suite of communications services, an international private data network and points-of-presence in regions covering North America, Asia/Pacific and Europe. The Company has also invested in Internet companies that have developed their own innovative service offerings that will enable these companies to become industry leaders.

The Company's reportable segments align the Company into six areas of focus that are driven by product offering, investment strategy and corporate governance. These six business segments are called Voicecom, Xpedite, Premiere Conferencing, Retail Calling Card Services, PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet-enabled communications with its Orchestrate(R) product, interactive voice response services and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multi-level marketing organizations to Fortune 1000 corporate accounts. Xpedite offers a full range of electronic- and fax-based document distribution and data messaging services through a dedicated IP network, and through its messageREACH/SM/ division offers outsourced Internet based e-mail services. Xpedite's customers are primarily Fortune 1000 corporate accounts and governments. Premiere Conferencing is a leading provider of conference call and group communications services, primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment whose operations the Company has decided to exit. It consists primarily of the Premiere WorldLink calling card product, which was primarily marketed through direct response advertising and co-branding relationships to single retail users. Discontinued operations accounting treatment of this business segment is not available as the Company will continue pursuing the wholesale and corporate account distribution channels of this product, both of which operate with positive EBITDA, as defined by the Company. PTEKVentures focuses on investments in companies in the Internet infrastructure and communications areas. Corporate focuses on being a holding company, leaving the day to day operations of running the business at the operating business segments. EBITDA before settlement gains and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

The Company has pursued its goal of becoming a provider of a suite of telecommunications and Internet-enabled communications services both domestically and internationally through various acquisitions from 1996 through 1999. Through these acquisitions, the Company has been able to assemble a variety of product and service offerings, as described above. In 1996, the Company acquired TeletT Communications, LLC ("TeleT"), which became the foundation for the Company's Orchestrate(R) product offering. In 1999 the Company acquired Intellivoice, a company that was previously a consultant in developing the next generation Orchestrate(R) product offering, Orchestrate(R) 2000. The Orchestrate(R) product is offered under the Voicecom business segment. In 1997, the Company acquired the franchise network of Voice-Tel, which provided local access voice mail and voice messaging. The Company also acquired VoiceCom Systems in 1997, which provided 800-based corporate voice-mail and calling card services. Both the Voice-Tel and VoiceCom Systems acquisitions, as well as the Orchestrate(R) product offering, provide the basis of the Voicecom operating segment. In 1998, the Company acquired Xpedite, a provider of domestic and international fax services. Also in 1998, the Company acquired the international affiliates of Xpedite and other complementary international fax service providers. These acquisitions, along with the Australian operations of Voice-Tel, have formed the basis for the Xpedite operating segment. The Company acquired ATS in 1998, which, along with the conferencing business from the VoiceCom Systems acquisition, forms the basis of the Premiere Conferencing operating segment. During 1998, 1999 and the first six months of 2000, the Company invested in Internet-based companies that it believes will be leaders in their market niches in the expanding Internet economy. In 1999, the Company formed the PTEKVenutures segment with dedicated resources to develop and grow this segment.

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

Depreciation and amortization includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of the assets, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill, customer lists, developed technology and assembled work force.

EBITDA before gain on legal settlement and restructuring, merger and other special charges is defined as net income before taxes, other income (expense), depreciation, amortization, legal settlement gains and restructuring, merger costs and other special charges.

EBITDA before gain on legal settlement and restructuring, merger and other special charges is considered a key management performance indicator of financial condition because it excludes the effects of non-cash goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities and the effects of one time cash or non-cash gains and losses associated with cash flow before payments for interest and taxes. EBITDA provides each segment's management team with a consistent measurement tool for evaluating the operating profit of the business before investing activities and taxes. EBITDA before gain on legal settlement and restructuring, merger and other special charges may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

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

RESULTS OF OPERATIONS

The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                                    Three Months     Three Months       Six Months       Six Months
                                                       Ended             Ended            Ended             Ended
                                                   June 30, 2000     June 30, 1999    June 30, 2000     June 30, 1999
                                                ---------------------------------------------------------------------
Revenues
   Xpedite                                             $ 59.1           $ 60.6            $121.6           $118.7
   Voicecom                                              29.9             31.9              60.9             62.9
   Premiere Conferencing                                 16.9             12.9              32.7             25.5
   Retail Calling Card Services                           5.6              9.0              12.0             20.2
                                                ---------------------------------------------------------------------
                                                       $111.5           $114.4            $227.2           $227.3
                                                =====================================================================
EBITDA
   Xpedite                                             $ 13.6           $ 15.8            $ 31.3           $ 31.7
   Voicecom                                               4.5              1.6               9.0              6.9
   Premiere Conferencing                                  3.2              2.4               5.6              4.1
   Retail Calling Card Services                           0.6             (2.5)              1.2             (2.3)
   Corporate                                             (2.9)           (15.2)             (9.1)           (19.9)
   PTEKVentures                                          (0.5)               -              (1.3)               -
                                                ---------------------------------------------------------------------
                                                       $ 18.5           $  2.1            $ 36.7           $ 20.5
                                                =====================================================================

ANALYSIS

The Company's financial statements reflect the results of operations of Xpedite France, S.A. and Intellivoice from the date of their respective acquisitions. These acquisitions have been accounted for under the purchase method of accounting.

Consolidated revenues decreased 2.6% to $111.5 million in the three months ended June 30, 2000, as compared with the same period in 1999 and decreased to $227.2 million in the six months ended June 30, 2000 as compared with $227.3 million in the same period in 1999. On a segment basis these changes in revenue were caused by the following:

 . Xpedite experienced a 2.5% decrease to $59.1 million in the three months ended June 30, 2000 and a 2.4% increase to $121.6 million in the six months ended June 30, 2000, compared with the same periods in 1999, respectively. The decrease for the three month period is primarily attributable to unfavorable foreign currency exchange experience in the second quarter of 2000, and pricing pressure in the market for certain of Xpedite's legacy fax services. The increase for the six month period is primarily attributable to the acquisition of Xpedite's affiliate Xpedite France S.A. in May of 1999. The results of operations for the six months ended June 30, 1999 for this subsidiary, which was accounted for under the purchase method of accounting, contained only two months.

 . Voicecom experienced a 6.3% decrease to $29.9 million in the three months ended June 30, 2000 and a 3.2% decrease to $60.9 million in the six months ended June 30, 2000, compared with the same periods in 1999, respectively. These decreases are attributable to a change in revenue channel emphasis in the second quarter of 2000 toward corporate accounts and multi-level marketing organizations and away from less profitable small office and home office retail accounts. Due to this change in sales channel revenue has declined in the retail accounts at a greater rate than the acquisition of new corporate accounts. Also contributing to this decline is voice mailbox volume weakness in the non-financial multi-level marketing organizations.

 . Premiere Conferencing experienced a 31.0% increase to $16.9 million in the three months ended June 30, 2000 and a 28.2% increase to $32.7 million in the six months ended June 30, 2000, compared with the same periods in 1999, respectively. This growth has been indicative of the quarter over quarter growth trend that this segment has experienced over the last twelve months which is driven primarily from its unattended conferencing product offering.

 . Retail Calling Card Services experienced a 37.8% decrease to $5.6 million in the three months ended June 30, 2000 and a 40.6% decrease to $12.0 million in the six months ended June 30, 2000, compared with the same periods in 1999, respectively. This decline has been indicative of the quarter over quarter declines over the previous three quarters as the Company has not actively acquired customers in this operating segment during that time period. During August 2000, the Company entered into a binding letter of intent to sell this segment. For a further discussion, please see footnote 11 - Subsequent Event.

Consolidated gross profit margins were 74.6% and 71.9% for the three months ended June 30, 2000 and 1999, respectively and 73.7% and 71.5% for the six months ended June 30, 2000 and 1999, respectively. Consolidated gross profit margins benefited in 2000 from the discontinuance of the retail calling card operating segment in the third quarter 1999. This operating segment has inherently lower gross margins than the other operating segments and as it continues to be a smaller percentage of the Company's operating revenues, gross margins have benefited. In general, the Company has experienced favorable trends in per unit telecommunications costs in each of its operating segments by aggressively negotiating lower telecommunications costs with various providers. The Company also has experienced favorable telecommunications costs by benefiting from the general industry trend of decreased costs from increased capacity among the various long distance and local exchange carriers.

Consolidated direct costs of operations increased to 15.5% of revenues in the three months ended June 30, 2000, as compared with 15.3% for the same period of 1999 and increased to 15.1% of revenues in the six months ended June 30, 2000, as compared with 14.6% for the same period of 1999. The increase in these costs is attributable primarily to increased regulatory costs associated with the 800-Based telephony offerings in the Voicecom operating segment and network support costs in developing Orchestrate(R) 2000.

Consolidated selling and marketing costs decreased to 22.2% of revenues in the three months ended June 30, 2000, from 27.0% of revenues in the same period in 1999 and decreased to 21.3% of revenues in the six months ended June 30, 2000, from 24.2% of revenues in the same period in 1999. This decrease is driven by decreased direct sales force costs in the Voicecom operating segment from the headcount reductions of 114 employees as part of the third quarter 1999 restructuring efforts by the Company. In addition, reduced marketing costs were experienced in 2000 versus 1999 as a result of marketing costs related to the commercial roll out of the first version of Orchestrate in the second quarter of 1999 that are not present in the first six months of 2000.

Research and development costs increased to 3.1% of revenues for the three months ended June 30, 2000, compared with 2.4% of revenues for the same period in 1999 and increased to 3.1% of revenues in the six months ended June 30, 2000, from 2.4% of revenues in the same period in 1999. The increase in these costs as a percentage of revenue is primarily from increased development efforts associated with the Voicecom operating segment's Orchestrate(R) 2000 development product.

General and administrative costs were 17.3% of revenues for the three months ended June 30, 2000, compared with 25.4% of revenues for the same period in 1999 and were 18.1% of revenues for the six months ended June 30, 2000, compared with 21.4% of revenues in the same period in 1999. Excluding costs associated with restricted stock grants to certain executives in the second quarter of 1999 general and administrative costs were 17.0% of revenues for the three months ended June 30, 2000, compared with 17.9% of revenues for the same period in 1999 and were 17.8% of revenues for the six months ended June 30,2000 compared with 17.9% of revenues in the same period in 1999. The overall decrease in general and administrative costs, primarily in the second quarter of 2000 is related to reduced corporate overhead costs from the Company's continued cost reductions in administrative overhead stemming from its third quarter 1999 restructuring initiative. For the six month comparative period, the decrease as a percentage of revenue was not as large as the quarter to quarter comparison due to additional costs associated with reducing overhead at the Corporate segment not contemplated as part of the third quarter 1999 restructuring plan. In addition, over the past six months, the Company's Voicecom segment has provided for additional bad debt reserves of approximately $3.5 million associated with a deterioration in its accounts receivable aging primarily associated with a transition from a third party billing system of various non-financial multi-level marketing customers to the Company's own billing systems. At June 30, 2000, the Company had not written off these receivables as collection efforts continue.

Depreciation was 11.1% of revenues for the three months ended June 30, 2000, compared with 14.9% of revenues for the same period in 1999 and was 9.8% of revenues for the six months ended June 30, 2000, compared with 14.3% of revenues for the same period in 1999. The decrease in these costs as a percentage of revenues is attributable to decreases in depreciation expense associated with the assets in the Company's enhanced calling card platform, local voice messaging network and legacy fax delivery network. Portions of these assets' depreciable lives were decreased in the fourth quarter of 1998 to fifteen months from five to seven years and were fully depreciated by the end of 1999. The shortening of these assets' lives was caused by management's decision to replace these assets by the end of 1999 with more recent versions of technology either for Year 2000 or service delivery reasons. Management had taken these assets out of operation by the end of 1999 according to plan.

Amortization was 23.0% of revenues for the three months ended June 30, 2000, compared with 20.9% for the same period in 1999 and 22.6% of revenues for the six months ended June 30, 2000, compared with 21.0% of revenues for the same period in 1999. The increase in these costs as a percentage of revenues is attributable to goodwill, customer lists and developed technology intangibles from the acquisition of Xpedite France, S.A. and Intellivoice in the second quarter and third quarter 1999, respectively. The lives assigned to these intangibles ranged from three to seven years.

The gain on legal settlement of $3.7 million for the three months ended June 30, 2000 is attributable to the Company's favorable settlement of a contractual dispute with MCI Worldcom. As part of the settlement, the Company received $12 million in cash for terminating the strategic alliance contract with MCI Worldcom. The Company received this cash in the first quarter of 2000 as a refundable deposit on the pending settlement that was not finalized until the second quarter of 2000. Accordingly, the Company expensed the net book value of this contract of approximately $7 million against the initial gain of $12 million during the second quarter of 2000. In addition, the Company has expensed approximately $1.3 million in legal costs associated with this settlement which were incurred in the second quarter of 2000.

EBITDA was $18.5 million or 16.6% of revenues for the three months ended June 30, 2000, compared with $2.1 million or 1.9% of revenues for the same period in 1999 and $36.7 million or 16.2% of revenues for the six months ended June 30, 2000, compared with $20.5 or 9.0% of revenues for the same period in 1999. On a segment basis this change was caused by the following:

 . Xpedite's EBITDA was $13.6 million or 23.0% of segment revenues for the three months ended June 30, 2000, compared with $15.8 million or 26.1% of segment revenues for the same period in 1999 and $31.3 million or 25.7% of segment revenues for the six months ended June 30, 2000, compared with $31.7 million or 26.7% of segment revenues for the same period in 1999. These decreases in EBITDA are primarily a result of increased pricing pressure in the market for certain of Xpedite's legacy fax services and increased sales and marketing costs associated with the launch of messageREACH/SM/.

 . Voicecom's EBITDA was $4.5 million or 15.1% of segment revenues for the three months ended June 30, 2000, compared with $1.6 million or 5% of segment revenues for the same period in 1999 and $9.0 million or 14.8% of segment revenues for the six months ended June 30, 2000, compared with $6.9 million or 11.0% of segment revenues for the same period in 1999. The improvement in EBITDA is primarily attributable to one time advertising costs in the second quarter of 1999 attributable to the commercial launch of the first version of Orchestrate(R). Additional gains in EBITDA have also been experienced from reduced costs in the direct sales force from the restructuring in the third quarter of 1999 and improved telecommunications costs. Offsetting some of these gains are increased costs in developing and supporting Orchestrate(R) 2000 which will supersede previous versions of this product.

 . Premiere Conferencing's EBITDA was $3.2 million or 18.9% of segment revenues for the three months ended June 30, 2000, compared with $2.4 million or 18.6% of segment revenues for the same period in 1999 and $5.6 million or 17.1% of segment revenues for the six months ended June 30, 2000, compared with $4.1 million or 16.1% of segment revenues for the same period in 1999. This increase is primarily attributable to growth in unattended conferencing products and improved telecommunications costs.

 . Retail Calling Card Services' EBITDA was $0.6 million or 10.7% of segment revenues for the three months ended June 30, 2000, compared with $(2.5) million or (27.8)% of segment revenues for the same period in 1999 and $1.2 million or 10.0% of segment revenues for the six months ended June 30, 2000, compared with $(2.3) million or (11.4%) of segment revenues for the same period in 1999. This increase is primarily attributable to reduction in headcount costs through attrition and the absence of direct advertising costs to acquire new customers. Management discontinued actively acquiring customers in the latter part of the third quarter of 1999. The Company has entered into a binding letter of intent to sell this segment. For a further discussion, please see footnote 11 - Subsequent Event.

 . PTEKVentures' EBITDA was $(0.5) and $(1.3) million for the three and six months ended June 30, 2000. Costs associated with this segment are personnel costs, professional and legal costs and travel costs associated with acquiring new investments or exploring strategic initiatives.

 . Corporate EBITDA was $(2.9) million for the three months ended June 30, 2000, compared to $(15.2) million for the same period in 1999 and $(9.1) million for the six months ended June 30, 2000, compared to $(19.9) million for the same period in 1999. Excluding costs associated with restricted stock grants to certain executives in the second quarter of 1999, EBITDA was $(2.3) million for the three months ended June 30, 2000, compared to $(6.3) million for the same period in 1999 and $(8.5) million for the six months ended June 30, 2000, compared to $(11.0) million for the same period in 1999. The increase in EBITDA for the three and six month comparative periods is primarily related to reduced administrative overhead costs associated with the decentralization strategy implemented in the third quarter of 1999. This strategy consisted of reducing all non-strategic overhead costs at Corporate and to push down administrative duties to each operating segment where they could be managed more efficiently.

Net interest expense decreased to $2.7 million for the three months ended June 30, 2000, as compared with $6.4 million for the same period in 1999 and decreased to $5.4 million for the six months ended June 30, 2000, as compared with $12.0 million for the same period in 1999. Net interest expense decreased in 2000 due to the absence of the Company's credit facility with the Bank of New York that was paid off in the fourth quarter of 1999 from the proceeds of the Company's partial sale of its holdings in Healtheon/WebMD common stock. Average borrowings in the first six months of 1999 on this credit facility were approximately $122.1 million. Interest expense, net in the first six months of 2000 is primarily comprised of interest on the Company's convertible subordinated notes of $172.5 million.


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations was $3.6 million in the six month period ended June 30, 2000, as compared with net cash provided of $12.6 million for the same period in 1999. Excluding payments made for restructuring, merger costs and other special charges, net cash used in operations in the six month period ended June 30, 2000 was $0.4 million as compared with cash provided of $14.2 million for the same period in 1999. Operating cash flow declined in the first six months of 2000 primarily as a result of increased use of cash for operating assets and liabilities driven primarily by a decrease in the number of days outstanding in payables from December 31, 1999 and an increase in the days sales outstanding in accounts receivable. Also contributing to the decrease in operating cash flows was the payment of approximately $15.4 million in income taxes associated primarily with the gain on the sale of Healtheon/WebMD stock owned by the Company in the fourth quarter of 1999 and first six months of 2000 and gain on sale of S1 Corporation stock owned by the Company in the first six months of 2000. The sale of these investments utilized substantially all of the Company's domestic net operating loss carryforwards causing the Company to be subject to income taxes for the fiscal year ended December 31, 1999 and the six months ended June 30, 2000. These taxes were paid in the first and second quarters of 2000. The Company anticipates future tax liabilities on subsequent gains from the sale of its marketable securities. The Company also received $12 million in cash for the settlement of the lawsuit against MCI WorldCom.

Investing activities provided cash of approximately $14.8 million in the six month period ended June 30, 2000 compared to cash used of $24.9 million in the same period of 1999. The principal source of cash from investing activities in the six month period ended June 30, 2000, was the sale of Healtheon/WebMD and S1 Corporation stock owned by the Company. The proceeds of $55.6 million were used primarily to invest in Internet based companies in the PTEKVentures portfolio, pay income taxes from sales of Healtheon/WebMD and S1 Corporation, to pay semi-annual interest due on the Company's convertible subordinated notes and to fund capital expenditures. See note 6- "Marketable Securities Available For Sale" for a further discussion of this investment activity. Capital expenditures in the first six months of 2000 were primarily to upgrade the Voicecom segment's local based voice messaging network, increase capacity on Premiere Conferencing's conference calling network, to develop the Orchestrate(R) 2000 platform, to improve Xpedite's fax delivery platform and to develop Xpedite's MessageREACH/SM/ Internet-based product offering. Proceeds from the disposal of property and equipment of $1.9 million relate to the sale of switching equipment associated with the retail calling card segment. Proceeds were approximately equal to net book value. Investments in the first six months of 2000 of approximately $26.9 million related to activity at PTEKVentures. These cash outlays were primarily additional investments in companies that existed in the PTEKVentures investment portfolio at December 31, 1999 and investments in eleven new Internet based companies. The principal source of cash from investing activities in the first six months of 1999 was primarily the sale of municipal bond obligations and mutual funds. These redemptions were used in part to provide capital for improvements to Xpedite's fax delivery platform and Voicecom's local based voice messaging network.

Cash provided by financing activities in the six month period ended June 30, 2000, was primarily from proceeds from employee stock option exercises. Cash used in financing activities in the six month period ended June 30, 2000 is primarily debt repayments on capital lease and note obligations associated with the Voice-Tel acquisition and debt assumed from the Xpedite France, S.A. acquisition. In addition the Company repurchased approximately 50,000 shares of its common stock for approximately $197,000 under its share repurchase program announced on June 6, 2000, under which the board of directors of the Company authorized share repurchases up to 4,807,393 shares. Significant cash inflows for financing activities in the six month period ended June 30, 1999, included a net increase in borrowings under the Company's revolving loan facility, of approximately $6.3 million. This increase was primarily used to acquire Xpedite France, S.A. This loan facility was subsequently paid off in the fourth quarter of 1999 with proceeds from the partial sale of the Company's investment in Healtheon/WebMD.

At June 30, 2000, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company's various restructuring plans, commitments under its strategic alliances with Healtheon/WebMD and Sun Microsystems capital lease obligations and semi-annual interest on the Company's convertible subordinated debt. The Company is in compliance with all such agreements at this date. The Company maintains a margin loan account with a certain investment bank where it can borrow up to 45% and 50% of the Company's holdings in Healtheon/WebMD and S-1 Corporation, respectively. Interest rates on borrowings under this margin loan arrangement are based on the broker call rate. At June 30, 2000, the Company had no borrowings outstanding on the margin loan arrangement.

Management believes that cash and marketable securities and cash flows from operations should be sufficient to fund the Company's non-investing operating cash flow needs in the short term. At June 30, 2000, approximately $12.8 million of cash and equivalents resided outside of the United States compared to $10.3 million at December 31, 1999. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of the parent company and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Foreign exchange gains or losses on intercompany loans deemed temporary in nature are recorded in the determination of net income. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, the cash flows from the operating segments and other factors, the Company may engage in other capital transactions to fund the investing needs of PTEKVentures and capital expenditures in the various operating segments. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.


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

The balance at December 31, 1999 and June 30, 2000 for severance represents the remaining severance reserve for former corporate executive management and various management in the former CES group that were terminated in 1999. In the six month period ended June 30, 2000, cash severance payments made were $2.4 million. The company expects to continue payments over the next three months.

Lease termination and clean-up costs of $82,000 were paid in the first quarter of 2000 for the exit of one operating site in the Retail Calling Card Services operating segment. No further payments are expected by management.

Reorganization of Company into EES and CES Business Segments

In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focus on specific groups of customers. These segments were named Emerging Enterprise Solutions ("EES") and Corporate Enterprise Solutions ("CES"). EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.9 million of severance, $4.7 million of asset impairments, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

As part of this reorganization, the Company identified 59 employees to terminate. These employees included administrative personnel from the Company's Cleveland headquarters for the previous Voice-Tel and VoiceCom entities, personnel from customer service centers from eight locations and executive management from the acquired companies that were not part of previous restructuring plans. As of December 31, 1998, all 59 employees were terminated. The balances at December 31, 1999 and June 30, 2000, represent the remaining severance reserve for former executive management. In the six month period ended June 30, 2000, cash severance payments made to eight former executives was $ 0.8million. The company expects to pay the remaining $0.9 million balance of severance over the next nineteen months.


NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" in June 1988, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and elsewhere by management or PTEK from time to time, the words "believes," "anticipates," "expects," "will" "may" "should" "intends" "plans" "estimates" "predicts" "potential" "continue" and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

    . Factors described from time to time in the Company's press releases, reports and other filings made with the Securities and Exchange Commission, including but not limited to our report on Form 10-K;

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

    . Our ability to obtain future financing sufficient to fund operations and expansion;

    . Our ability to obtain future financing sufficient to fund operations and expansion;

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

    . Risks associated with expansion and operation of our international operations;

    . General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

    . Legislative or regulatory changes may adversely affect the business in which we are engaged; and

    .    Changes in the securities markets may negatively impact us.

The Company cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-Q and in documents incorporated in this Form 10-Q are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. The Company takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or the date of the statement, if a different date.

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

At June 30, 2000, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at June 30, 2000, by $6.5 million.

Approximately 28.3% of the Company's sales and 17.3% of its operating costs and expenses were transacted in foreign currencies for the six month period ended June 30, 2000. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the six month period ended June 30, 2000 by approximately $6.4 million and operating expenses for the six month period ended June 30, 2000, by approximately $2.9 million. Historically, the Company's principal exposure has been related to local currency operating costs and expenses in the United Kingdom and local currency sales in Europe (principally the United Kingdom and Germany). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at June 30, 2000.


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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which is pending.

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom, the Company's roll-out of Orchestrate(R), the Company's relationship with customers Amway Corporation and DigiTEC, 2000, Inc., and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration.

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

On June 11, 1999, the Company filed a complaint against MCI WorldCom in the Superior Court of Fulton County for the State of Georgia. The Company subsequently filed an amended complaint on June 18, 1999. The amended complaint alleged that MCI WorldCom breached the Strategic Alliance Agreement dated November 13, 1996, between the Company and MCI WorldCom by, inter alia, awarding various contracts to vendors other than the company and to which the Company was entitled either exclusive or preferential consideration. In addition to injunctive relief, the Company sought damages of not less than $10 million, per- and post-judgment interest, cost and expenses of litigation, including attorney's fees. On July 1, 1999 the court entered an order staying all proceedings pending arbitration. In connection with that order, MCI WorldCom agreed that it would not issue any requests for information, requests for proposals or enter into any contracts with respect to the proposals challenged by the Company. This matter was settled by the parties in April 2000.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount. The defendants filed an answer and counterclaim, claiming that the plaintiff owes the Company the principal amount of the $100,000 loan plus interest as of January 1, 2001, plus costs and attorneys' fees.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division: Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration.

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. All motions are pending.

On June 9, 2000, the Company and Premiere Communications, Inc. filed a lawsuit in the United States District Court for the Middle District of Florida, seeking unspecified damages and equitable, including injunctive, relief against Z-Tel Technologies, Inc., Z-Tel Communications, Inc. (collectively, "Z-Tel"), David Gregory Smith, James Kitchen and Eduard Mayer for patent infringement, breach of contract, unfair competition, conversion, misappropriation of corporate opportunities, conspiracy to misappropriate corporate opportunities, tortious interference with contractual relations, tortious interference with actual and prospective business relations, and misappropriation of trade secrets. On June 29, 2000, Z-Tel filed an answer and counterclaims against the Company and Boland
T. Jones ("Jones") seeking unspecified damages for tortious interference with actual and prospective business relations, trade defamation, and compelled self-defamation. Jones and the Company filed a timely motion to dismiss Z-Tel's counterclaims, which is pending before the court.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit Number   Exhibit Description

10.1 Settlement Agreement dated April 7, 2000 by and between the Company and MCI WorldCom, Inc.*

10.2             Amendment No. 1 dated as of January 1, 2000 to
                 Telecommunications Service Agreement dated October 29, 1999 by and between the Company and MCI WorldCom, Inc.

10.3 Addendum A dated as of January 1, 2000 to Carrier Digital Services Agreement dated October 29, 1999 by and between the Company and MCI WorldCom, Inc.

27.1 Financial Data Schedule for the Three Month and Six Month Period Ended June 30, 2000.

    (b)  Reports on Form 8-K:

None.

----------
* Portions of exhibit omitted pursuant to a request for confidential treatment and filed separately with the Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2000                        PTEK HOLDINGS, INC.
Date
                                       /s/ PATRICK G. JONES
                                       --------------------
                                       Patrick G. Jones
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (principal Financial and Accounting
                                       Officer and duly authorized signatory
                                       of the Registrant) and Chief Legal
                                       Officer

                                 EXHIBIT INDEX

Exhibit Number   Exhibit Description

10.1 Settlement Agreement dated April 7, 2000 by and between the Company and MCI WorldCom, Inc.*

10.2             Amendment No. 1 dated as of January 1, 2000 to
                 Telecommunications Service Agreement dated October 29, 1999 by and between the Company and MCI WorldCom, Inc.

10.3 Addendum A dated as of January 1, 2000 to Carrier Digital Services Agreement dated October 29, 1999 by and between the Company and MCI WorldCom, Inc.

27.1 Financial Data Schedule for the Three Month and Six Month Period Ended June 30, 2000.

--------
* Portions of exhibit omitted pursuant to a request for confidential treatment and filed separately with the Commission.