Form 10-Q
period 2000-09-30
PTEK HOLDINGS INC
filed 2000-11-14
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

         (1) Yes [X] No [ ]                     (2) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at November 7, 2000
          -----                                 -------------------------------
Common Stock, $0.01 par value                         49,191,950 Shares

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q


                                                                                                             Page
                                                                                                           --------
PART I FINANCIAL INFORMATION

   Item 1   Financial Statements

            Condensed Consolidated Balance Sheets
            as of September 30, 2000 and December 31, 1999.............................................        3

            Condensed Consolidated Statements of Operations
            for the Three and Nine Month Periods ended September 30, 2000 and 1999.....................        4

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months ended September 30, 2000 and 1999......................................        5

            Notes to Condensed Consolidated Financial Statements.......................................        6

   Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations..................................................................       14

   Item 3   Quantitative and Qualitative Disclosures About Market Risk.................................       22

PART II OTHER INFORMATION

   Item 1   Legal Proceedings..........................................................................       22

   Item 2   Changes in Securities......................................................................       24

   Item 3   Defaults Upon Senior Securities............................................................       25

   Item 4   Submission of Matters to a Vote of Security Holders........................................       25

   Item 5   Other Information..........................................................................       25

   Item 6   Exhibits and Reports on Form 8-K...........................................................       25

SIGNATURES..............................................................................................      26

EXHIBIT INDEX...........................................................................................      27

                          ITEM 1. FINANCIAL STATEMENTS

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    September 30,     December 31,
                                                                                                        2000              1999
                                                                                                    -------------     ------------
                                                                                                             (Unaudited)
                                              ASSETS
CURRENT ASSETS
 Cash and equivalents.........................................................................        $  19,546         $  15,366
 Marketable securities, available for sale....................................................           11,625            86,615
 Accounts receivable, net.....................................................................           65,731            67,652
 Notes receivable - sale of revenue base......................................................            6,552                 -
 Prepaid expenses and other...................................................................           11,879            13,299
                                                                                                      ---------         ---------
     Total current assets.....................................................................          115,333           182,932

PROPERTY AND EQUIPMENT, NET...................................................................          111,631           118,725

OTHER ASSETS
 Strategic alliance contract, net.............................................................                -             8,036
 Investments in and notes receivable from associated companies, at cost.......................           45,447            14,620
 Intangibles, net.............................................................................          365,689           435,978
 Deferred income taxes, net...................................................................            3,490                 -
 Other assets.................................................................................           12,385            10,190
                                                                                                      ---------         ---------
                                                                                                      $ 653,975         $ 770,481
                                                                                                      =========         =========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.............................................................................        $  25,830         $  33,512
 Deferred revenue.............................................................................            1,288             1,586
 Accrued taxes................................................................................           33,847            31,607
 Accrued liabilities..........................................................................           48,348            57,686
 Deferred gain - sale of revenue base.........................................................            6,439                 -
 Deferred income taxes, net...................................................................                -            15,426
 Current maturities of long-term debt and capital lease obligations...........................            1,425             2,671
 Accrued restructuring, merger costs and other special charges................................              765             5,698
                                                                                                      ---------         ---------
     Total current liabilities................................................................          117,942           148,186
                                                                                                      ---------         ---------

LONG-TERM LIABILITIES
 Convertible subordinated notes...............................................................          172,500           172,500
 Long-term debt and capital lease obligations.................................................            1,888             4,454
 Other accrued liabilities....................................................................            2,308             7,419
 Deferred income taxes, net...................................................................                -            15,702
                                                                                                      ---------         ---------
     Total long-term liabilities..............................................................          176,696           200,075
                                                                                                      ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized, 49,148,896 and
  48,074,566 shares issued in 2000 and 1999 and 47,931,896 and 46,977,566 shares
  outstanding in 2000 and 1999, respectively..................................................              491               481
 Unrealized gain on marketable securities.....................................................            5,751            50,774
 Additional paid-in capital...................................................................          575,616           570,054
 Treasury stock, at cost......................................................................           (9,559)           (9,133)
 Note receivable, shareholder.................................................................           (1,047)           (1,047)
 Cumulative translation adjustment............................................................           (1,599)              527
 Accumulated deficit..........................................................................         (210,316)         (189,436)
                                                                                                      ---------         ---------
     Total shareholders' equity...............................................................          359,337           422,220
                                                                                                      ---------         ---------
                                                                                                      $ 653,975         $ 770,481
                                                                                                      =========         =========

   Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Three Months Ended                  Nine Months Ended
                                                                   September 30,   September 30,      September 30,    September 30,
                                                                       2000            1999                2000            1999
                                                                   -------------   -------------      -------------    -------------
                                                                         (Unaudited)                       (Unaudited)
REVENUE.......................................................       $105,360        $116,248            $332,530       $ 343,502
TELECOMMUNICATIONS COSTS......................................         27,716          33,175              87,455          97,835
                                                                     --------        --------            --------       ---------
GROSS PROFIT..................................................         77,644          83,073             245,075         245,667
DIRECT OPERATING COSTS........................................         17,189          18,847              51,401          52,060
                                                                     --------        --------            --------       ---------
CONTRIBUTION MARGIN...........................................         60,455          64,226             193,674         193,607
                                                                     --------        --------            --------       ---------
OTHER OPERATING EXPENSES
     Selling and marketing....................................         22,740          28,521              71,085          83,528
     General and administrative...............................         19,227          25,892              60,281          74,383
     Research and development.................................          3,252           3,583              10,331           8,925
     Depreciation.............................................          9,145          18,517              31,451          51,001
     Amortization.............................................         25,792          25,490              77,226          73,169
     Restructuring, merger costs and other special charges....           (641)          8,228                (641)          8,228
     Gain on legal settlement.................................              -               -              (3,730)              -
                                                                     --------        --------            --------       ---------
          Total other operating expenses......................         79,515         110,231             246,003         299,234
                                                                     --------        --------            --------       ---------

OPERATING LOSS................................................        (19,060)        (46,005)            (52,329)       (105,627)
                                                                     --------        --------            --------       ---------

OTHER INCOME (EXPENSE)
     Interest, net............................................         (2,551)         (6,751)             (7,954)        (19,065)
     Gain on sale of marketable securities....................          6,423               -              59,482               -
     Other, net...............................................             41            (342)               (278)         13,137
                                                                     --------        --------            --------       ---------
          Total other income (expense)........................          3,913          (7,093)             51,250          (5,928)
                                                                     --------        --------            --------       ---------

LOSS BEFORE INCOME TAXES......................................        (15,147)        (53,098)             (1,079)       (111,555)
INCOME TAX EXPENSE/(BENEFIT)..................................          1,093         (11,689)             19,801         (20,547)
                                                                     --------        --------            --------       ---------

NET LOSS......................................................       $(16,240)       $(41,409)           $(20,880)      $ (91,008)
                                                                     ========        ========            ========       =========

BASIC NET LOSS PER SHARE......................................       $  (0.34)       $  (0.89)           $   (.44)      $   (1.97)
                                                                     ========        ========            ========       =========
DILUTED NET LOSS PER SHARE....................................       $  (0.34)       $  (0.89)           $   (.44)      $   (1.97)
                                                                     ========        ========            ========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC....................................................         47,962          46,546              47,816          46,238
                                                                     ========        ========            ========       =========
     DILUTED..................................................         47,962          46,546              47,816          46,238
                                                                     ========        ========            ========       =========



   Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                 NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                              2000               1999
                                                                                            --------           --------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss.................................................................................   $(20,880)         $(91,008)
                                                                                             --------          --------
 Adjustments to reconcile net loss to cash flows from operating activities:
 Depreciation and amortization............................................................    108,677           124,170
 Gain on sale of marketable securities....................................................    (59,482)                -
 Gain on legal settlement.................................................................     (3,730)                -
 Deferred income taxes....................................................................     17,205           (22,064)
 Restructuring, merger costs and other special charges....................................       (641)            8,228
 Payments for restructuring, merger costs and other special charges.......................     (4,292)           (4,781)
 Proceeds from legal settlement...........................................................     12,000                 -
 Income taxes paid........................................................................    (15,748)                -
 Changes in assets and liabilities:
  Accounts receivable, net................................................................     (7,952)           (5,343)
  Prepaid expenses and other..............................................................       (748)           (5,473)
  Accounts payable and accrued expenses...................................................    (24,315)            7,621
                                                                                             --------          --------

 Total adjustments........................................................................     20,974           102,358
                                                                                             --------          --------

 Net cash  provided by operating activities...............................................         94            11,350
                                                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures.....................................................................    (25,078)          (32,555)
 Proceeds from disposal of property and equipment.........................................      1,937                 -
 Redemption of marketable securities......................................................     63,126            20,614
 Payments made related to acquisitions....................................................       (495)          (25,901)
 Investments..............................................................................    (31,517)           (8,089)
 Other....................................................................................       (898)            7,446
                                                                                             --------          --------

 Net cash provided by (used in) investing activities......................................      7,075           (38,485)
                                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from (payments under) borrowing arrangements....................................     (5,102)           17,536
 Exercise of stock options................................................................      3,499             1,001
 Purchase of treasury stock, at cost......................................................       (426)                -
                                                                                             --------          --------

 Net cash (used in) provided by financing activities......................................     (2,029)           18,537
                                                                                             --------          --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................................       (960)              (77)
                                                                                             --------          --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS...........................................      4,180            (8,675)
CASH AND EQUIVALENTS, beginning of period.................................................     15,366            19,226
                                                                                             --------          --------
CASH AND EQUIVALENTS, end of period.......................................................   $ 19,546          $ 10,551
                                                                                             ========          ========

Income taxes paid.........................................................................   $ 15,748          $    524
                                                                                             ========          ========
Interest paid.............................................................................   $  9,918          $ 19,454
                                                                                             ========          ========


   Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of PTEK Holdings, Inc. and its subsidiaries (collectively, the "Company" or "PTEK") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to goodwill and other long-lived assets and accruals for restructuring costs and employee benefits. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

4.  NET INCOME (LOSS) PER SHARE

Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic and diluted net loss per share are the same in the three and nine month periods ended September 30, 2000 and 1999 because both of the Company's potentially dilutive securities, convertible subordinated notes and stock options, are antidilutive in such periods.

5.  COMPREHENSIVE INCOME

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company's components of other comprehensive income in 2000. For the three month periods ended September 30, 2000 and 1999, total comprehensive loss was approximately $(16.1) million and $(31.7) million, respectively. For the nine month periods ended September 30, 2000 and 1999, total comprehensive loss was approximately $(8.5) million and $(93.2) million, respectively.

6.  MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available for sale at September 30, 2000 and December 31, 1999, are principally common stock investments carried at fair value and based on quoted market prices, and money market mutual funds carried at fair value. Common stock investments carried at fair value are primarily minority equity interests in WebMD Corporation, S1 Corporation and WEBEX Communications, Inc. WebMD Corporation is a leading end-to-end Internet healthcare company connecting physicians and consumers to the entire healthcare industry. S1 Corporation is a leading global provider of innovative Internet-based financial services solutions. WebEx Communications, Inc., which completed an initial public offering of 3,500,000 shares of common stock on July 28, 2000, provides real-time, interactive multimedia communications services for websites. These services allow end-users to conduct meetings and share software applications, documents, presentations and other content on the Internet using a standard web browser.

The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the three and nine months ended September 30, 2000 (in thousands):

                                                                                                            Gross
                                                             Gross                         Proceeds        Realized
                                                          Unrealized          Fair          From            Gains/
Three Months Ended September 30, 2000          Cost          Gains            Value         Sale           (Losses)
                                         ---------------------------------------------------------------------------
WebMD Corporation                             $  323        $5,806           $ 6,129        $ 5,639          $ 5,366
S1 Corporation                                   438           620             1,058          1,505            1,258
WEBEX Communications, Inc.                     1,500         2,925             4,425              -                -
Other                                             13             -                13            354             (201)
                                         ---------------------------------------------------------------------------
                                              $2,274        $9,351           $11,625        $ 7,498          $ 6,423
                                         ---------------------------------------------------------------------------


Nine Months Ended September 30, 2000
WebMD Corporation                             $  323        $5,806           $ 6,129        $37,679          $37,012
S1 Corporation                                   438           620             1,058         25,093           23,290
WEBEX Communications, Inc.                     1,500         2,925             4,425              -                -
Other                                             13             -                13            354             (820)
                                         ---------------------------------------------------------------------------
                                              $2,274        $9,351           $11,625        $63,126          $59,482
                                         ---------------------------------------------------------------------------

During the three months ended September 30, 2000, the Company sold 340,000 shares of its investment in WebMD Corporation and 50,000 shares of its investment in S1 Corporation, with aggregate proceeds less commissions of approximately $7.1 million. At September 30, 2000, the Company held 401,889 shares of WebMD Corporation, 88,597 shares of S1 Corporation and 120,000 shares of WEBEX Communications, Inc. The deferred tax liability on unrealized gains related to these investments is approximately $3.7 million at September 30, 2000.

7.   ACQUISITIONS

Intellivoice Communications, Inc. Acquisition

In August 1999, the Company acquired all remaining ownership interests it did not already own in Intellivoice Communications, Inc. ("Intellivoice"), a company engaged in developing Internet-enabled communications products. The Company issued approximately 573,000 shares of its common stock and paid cash consideration and acquisition related costs of approximately $1,365,000 in connection with this acquisition. This transaction has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $10.5 million has been recorded as developed technology and is being amortized on a straight-line basis over three years. The developed technology relates to work associated with Web-based communications services.

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

The following unaudited pro forma consolidated results of operations for the three and nine month periods ended September 30, 1999 assumes the acquisitions made by the Company in 1999 which were accounted for as purchases occurred on January 1, 1999. Pro forma adjustments consist of amortization of intangible assets acquired and lost interest income reflecting cash paid in the acquisitions (amounts in thousands).

                              Three Months Ended    Nine Months Ended
                              September 30, 1999   September 30, 1999
Revenues                           $116,439             $355,988
Net loss                           $(41,956)            $(95,064)
Basic net loss per share           $  (0.91)            $  (2.05)
Diluted net loss per share         $  (0.91)            $  (2.05)

8.  RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Decentralization of Company

In the third quarter of 1999, the Company recorded a charge of approximately $8.2 million to restructure the administrative overhead of its corporate headquarters, the sales force of the former Emerging Enterprise Solutions ("EES") group and certain operations of EES and the former Corporate Enterprise Solutions ("CES") groups. The $8.2 million charge was comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs. Severance benefits provided for the termination of 203 employees, primarily related to corporate administrative functions and direct sales force and operations of under-performing operating segments in the former EES and CES groups. 114 employees were severed from the Voicecom operating segment, 61 employees were severed from the Xpedite operating segment and 28 employees were severed from the Corporate headquarters. As of December 31, 1999, all 203 employees were terminated. Annual savings of approximately $13.1 million are anticipated from these terminations. Lease termination and clean-up costs were provided for the exit of one operating site in the Retail Calling Card Services operating segment.

The balance at December 31, 1999 for severance and exit costs represents the remaining reserve for future cash severance and exit payments to former corporate executive management and various management in the former CES group that were terminated in 1999. These remaining cash payments were disbursed during the nine months ended September 30, 2000. In the nine month period ended September 30, 2000, cash severance payments made were $3.2 million. During the three months ended September 30, 2000, the Company recognized as income $0.6 million of accrued severance and exit payments upon completion of the severance program associated with the decentralization of the Company. This amount represents actual exit costs that were below planned exit costs, relating to the decentralization plan for the European and Asia/Pacific regions of the Company's Xpedite operating segment.

Lease termination and clean-up costs of $82,000 were paid in the first quarter of 2000 for the exit of one operating site in the Retail Calling Card Services operating segment. No further payments are expected by management.

At September 30, 2000, the decentralization plan of the Company and all related costs associated with this plan have been completed.

Reorganization of Company into EES and CES Business Segments

In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focus on specific groups of customers. These segments were named Emerging Enterprise Solutions and Corporate Enterprise Solutions. EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.9 million of severance costs, $4.7 million of asset impairment charges, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

As part of this reorganization, the Company identified 59 employees for termination. These employees included administrative personnel from the Company's Cleveland headquarters for the previous Voice-Tel and VoiceCom Systems entities, personnel from customer service centers from eight locations and executive management from the acquired companies that were not part of previous restructuring plans. As of December 31, 1998, all 59 employees were terminated. The balance at December 31, 1999 and September 30, 2000 represent the remaining severance reserve for former executive management. In the nine month period ended September 30, 2000, cash severance payments made to eight former executives was $0.9 million. The company expects to pay the remaining severance reserve balance of $0.8 million to one former executive over the next sixteen months.

Accrued costs for restructuring, merger costs and other special charges at December 31, 1999 and September 30, 2000 are as follows (in thousands):

Reorganization of Company into EES and CES             Accrued Costs at                         Reversal of        Accrued Costs at
Business Segments                                     December 31, 1999    Costs Incurred      Accrued Costs      September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------

Severance and exit costs                                    $1,730           $  965               $   -                   $765
                                                   ---------------------------------------------------------------------------------
Accrued restructuring, merger costs and other
  special charges                                           $1,730           $  965               $   -                   $765
                                                   ---------------------------------------------------------------------------------


                                                       Accrued Costs at                        Reversal of         Accrued Costs at
Decentralization of Company                           December 31, 1999    Costs Incurred     Accrued Costs       September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------

Severance and exit costs                                    $3,886           $3,245               $(641)                  $  -
Other                                                           82               82                   -                      -
                                                   ---------------------------------------------------------------------------------
Accrued restructuring, merger costs and other
  special charges                                           $3,968           $3,327               $(641)                  $  -
                                                   ---------------------------------------------------------------------------------


                                                       Accrued Costs at                        Reversal of         Accrued Costs at
Consolidated                                          December 31, 1999    Costs Incurred     Accrued Costs       September 30, 2000
------------------------------------------------------------------------------------------------------------------------------------

Severance and exit costs                                    $5,616           $4,210               $(641)                  $765
Other                                                           82               82                   -                      -
                                                  ----------------------------------------------------------------------------------
Accrued restructuring, merger costs and other
  special charges                                           $5,698           $4,292               $(641)                  $765
                                                  ----------------------------------------------------------------------------------

9.    CREDIT FACILITY

On September 29, 2000 the Company entered into a credit agreement (the "Agreement") for a one-year revolving credit facility with ABN AMRO Bank N.V. (the "Bank" or "Agent"). The Agreement provides for borrowings of up to $20 million, and is subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, unless the Agreement is extended. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the Agreement is, at the Company's option, (i) the Agent's Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. At September 30, 2000 no amounts were outstanding under the Agreement.

10.  COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company has several litigation matters pending, as described below, which it is pursuing or defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. More specifically, the statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, loans on the investments, plus interest and all dividends, attorneys' fees and costs.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount. The defendants filed an answer and counterclaim, claiming that the plaintiff owes the Company the principal amount of the $100,000 loan plus interest as of January 1, 2001, plus costs and attorneys' fees, and that the plaintiff defrauded the Company and owes the Company approximately $400,000 in fraudulently attained pay and benefits, including the $100,000 loan.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, loans on other investments, interest and/or unpaid dividends, attorneys fees and costs.

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

On June 9, 2000, the Company and Premiere Communications, Inc. filed a lawsuit in the United States District Court for the Middle District of Florida, seeking unspecified damages and equitable, including injunctive, relief against Z-Tel Technologies, Inc., Z-Tel Communications, Inc. (collectively, "Z-Tel"), David Gregory Smith, James Kitchen and Eduard Mayer for patent infringement, breach of contract, unfair competition, conversion, misappropriation of corporate opportunities, conspiracy to misappropriate corporate opportunities, tortious interference with contractual relations, tortious interference with actual and prospective business relations, and misappropriation of trade secrets. On June 29, 2000, Z-Tel filed an answer and counterclaims against the Company and Boland
T. Jones ("Jones") seeking unspecified damages for tortious interference with actual and prospective business relations, trade defamation, and compelled self-defamation. Jones and the Company filed a timely motion to dismiss Z-Tel's counterclaims, which is pending before the court. On November 14, 2000, the parties to the lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, Z-Tel agreed to issue a warrant to PTEK to purchase 175,000 shares of Z-Tel's common stock at an exercise price of $12.00, which price is subject to certain adjustments.

On November 3, 2000, Xpedite Systems, Inc., a wholly-owned subsidiary of the Company, was served with a lawsuit styled BGL Development, Inc. d/b/a The Bristol Group v. Xpedite Systems, Inc., Case No. 00-CIV-8395, United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less that $185,000.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

11.  SEGMENT REPORTING

The Company's reportable segments are strategic business segments that align the Company into six decentralized areas of focus driven by product offering, investment strategy and functional cost control. The Company realigned into this decentralized organization in the third quarter of 1999 from the previous market segment focus of the EES and CES business segments. The new business segments are called Voicecom (formerly of both EES and CES), Xpedite(formerly of CES), Premiere Conferencing (formerly of CES), Retail Calling Card Services (formerly of EES, and which segment's revenue base was sold effective August 1, 2000), PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet enabled communications with its Orchestrate(R) product, interactive voice response services, and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multi-level marketing organizations to Fortune 1000 corporate accounts. Xpedite offers a full range of electronic- and fax-based document distribution and data messaging services through a dedicated IP network, and through its messageREACH(SM) division offers outsourced Internet based e-mail services. Xpedite's customers are primarily Fortune 1000 corporate accounts and governments. Premiere Conferencing is a leading provider of conference call and group communications services, primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment that the Company has exited through the sale of its revenue base effective August 1, 2000. It consists primarily of the Premiere WorldLink calling card product, which was primarily marketed through direct response advertising and co-branding relationships to single retail users. Discontinued operations treatment of this business segment was not applied as the Company will continue using the legacy platform for its profitable wholesale line of business and its corporate calling card bundled within its 800-based messaging offerings within the Voicecom operating segment. PTEKVentures focuses on investments in companies in the Internet infrastructure and communications areas. Corporate focuses on being a holding company, leaving the day to day operations of running the business at the operating business segments. EBITDA before gain on legal settlement and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

Information concerning the operations in these reportable segments is as follows (in millions):


                                                    Three Months     Three Months      Nine Months       Nine Months
                                                       Ended             Ended            Ended             Ended
                                                    September 30,     September 30,    September 30,     September 30,
                                                        2000             1999              2000             1999
                                                ---------------------------------------------------------------------
Revenues
   Xpedite                                             $ 56.1           $ 61.7            $177.7           $180.4
   Voicecom                                              29.3             31.5              90.2             94.4
   Premiere Conferencing                                 18.2             13.6              50.9             39.1
   Retail Calling Card Services                           1.7              9.4              13.7             29.6
                                                ---------------------------------------------------------------------
                                                       $105.3           $116.2            $332.5           $343.5
                                                =====================================================================


EBITDA
   Xpedite                                             $ 11.5           $ 14.8            $ 42.8           $ 46.5
   Voicecom                                               2.4              2.3              11.5              9.3
   Premiere Conferencing                                  4.5              2.6              10.1              6.7
   Retail Calling Card Services                           0.3             (2.6)              1.6             (4.9)
   Corporate                                             (3.2)           (10.9)            (12.4)           (30.9)
   PTEKVentures                                          (0.3)               -              (1.6)               -
                                                ---------------------------------------------------------------------
                                                       $ 15.2           $  6.2            $ 52.0           $ 26.7
                                                =====================================================================


                                                      September 30,      December 31,
                                                          2000              1999
                                                   -------------------------------------
Identifiable assets
   Xpedite                                               $103.4            $101.4
   Voicecom                                                71.3              69.5
   Premiere Conferencing                                   35.6              30.0
   Retail Calling Card Services                               -               8.0
   PTEKVentures                                            62.1             100.2
   Corporate                                              381.6             461.4
                                                   -------------------------------------
                                                         $654.0            $770.5
                                                   =====================================

(1) Intangible assets associated with acquisitions such as goodwill, customer lists developed technology and assembled workforce are retained as identifiable assets in the Corporate segment.

A reconciliation of operating loss and EBITDA to income (loss) before income taxes is as follows (in millions):


                                                        Three Months        Three Months        Nine Months          Nine Months
                                                           Ended               Ended               Ended                Ended
                                                     September 30, 2000  September 30, 1999  September 30, 2000   September 30, 1999
                                                   ---------------------------------------------------------------------------------
EBITDA                                                    $ 15.2              $  6.2              $ 52.0               $  26.7
Less depreciation                                           (9.1)              (18.5)              (31.4)                (51.0)
Less amortization                                          (25.8)              (25.5)              (77.2)                (73.1)
Less gain on legal settlement/special charges                0.6                (8.2)                4.3                  (8.2)
                                                   ---------------------------------------------------------------------------------
Operating loss                                             (19.1)              (46.0)              (52.3)               (105.6)
                                                   ---------------------------------------------------------------------------------
Less interest expense, net                                  (2.4)               (6.8)               (8.0)                (19.1)
Plus gain on sale of marketable equity securities            6.4                   -                59.5                     -
Plus other income (expense), net                               -                (0.3)               (0.3)                 13.1
                                                   ---------------------------------------------------------------------------------
Income (loss) before income taxes                         $(15.1)             $(53.1)             $ (1.1)              $(111.6)
                                                   =================================================================================


12.  SALE OF RETAIL CALLING CARD REVENUE BASE

Effective August 1, 2000, the Company sold its retail calling card operating segment's revenue base to Telecare, Inc. The sale was valued at approximately $6.5 million and has been financed by the Company in the form of two promissory notes with recourse to Telecare, Inc. The first note is in the amount of $4,162,000 and has a 180-day term. The second note is in the amount of $2,390,000 and has a 360-day term. The purpose of the two notes is to serve as a bridge loan while Telecare, Inc. obtains third party financing for the purchase of the revenue base. Accordingly, the Company has recorded a note receivable and deferred the gain on sale. The Company will record the gain on sale upon payment of the outstanding notes receivable. The results of operations of this revenue base are not material to the Company and are not considered a separate line of business under the definition of discontinued operations accounting guidance. Accordingly, the results of operations of this revenue base ceased to be included in the consolidated results of operations of the Company effective August 1, 2000 without reclassification of prior periods as discontinued operations in the financial statements.

Effective August 1, 2000, the Company entered into a management services agreement for a six-month period with Telecare, Inc. This agreement ensures an effective transition of this revenue base by both the Company and Telecare, Inc. Under the terms of this agreement, the Company will provide telecommunications transport services, operational support and administrative support for the revenue base. The telecommunications transport services are provided on a wholesale basis similar to other customers in the Voicecom operating segment. Accordingly, the Company will recognize these services as revenue in the Voicecom operating segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively, the "Company") began operations in 1991 and the Company completed its initial public offering in March 1996. The Company provides an array of innovative solutions that are designed to simplify everyday communications for businesses and individuals. The Company's services include voice and electronic messaging, electronic document distribution, conferencing and Internet-based communications services. Through a series of acquisitions from September 1996 through September 1999, the Company has assembled a suite of communications services, an international private data network and points-of-presence in regions covering North America, Asia/Pacific and Europe. The Company has also invested in Internet companies that have developed their own innovative service offerings that will enable these companies to become industry leaders.

The Company's reportable segments align the Company into six areas of focus that are driven by product offering, investment strategy and corporate governance. These six business segments are called Voicecom, Xpedite, Premiere Conferencing, Retail Calling Card Services, PTEKVentures and Corporate. Voicecom focuses on local and 800-based voice messaging services, Internet-enabled communications with its Orchestrate(R) product, interactive voice response services and wholesale communications platform outsourcing solutions. Its customer base ranges from small office/home office to multi-level marketing organizations to Fortune 1000 corporate accounts. Xpedite offers a full range of electronic- and fax-based document distribution and data messaging services through a dedicated IP network, and through its messageREACH(SM) division offers outsourced Internet based e-mail services. Xpedite's customers are primarily Fortune 1000 corporate accounts and governments. Premiere Conferencing is a leading provider of conference call and group communications services, primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment that the Company has exited through the sale of its revenue base effective August 1, 2000. It consists primarily of the Premiere WorldLink calling card product, which was primarily marketed through direct response advertising and co-branding relationships to single retail users. Discontinued operations accounting treatment of this business segment was not applied, as the Company will continue pursuing the wholesale and corporate account distribution channels of this product, both of which operate with positive EBITDA, as defined by the Company. PTEKVentures focuses on investments in companies in the Internet infrastructure and communications areas. Corporate focuses on being a holding company, leaving the day to day operations of running the business at the operating business segments. EBITDA before settlement gains and restructuring, merger and other special charges is management's primary measure of segment profit and loss.

The Company has pursued its goal of becoming a provider of a suite of telecommunications and Internet-enabled communications services both domestically and internationally through various acquisitions from 1996 through 1999. Through these acquisitions, the Company has been able to assemble a variety of product and service offerings, as described above. In 1996, the Company acquired TeletT Communications, LLC ("TeleT"), which became the foundation for the Company's Orchestrate(R) product offering. In 1999 the Company acquired Intellivoice, a company that was previously a consultant in developing the next generation Orchestrate(R) product offering, Orchestrate(R) 2000. The Orchestrate(R) product is offered under the Voicecom business segment. In 1997, the Company acquired the franchise network of Voice-Tel, which provided local access voice mail and voice messaging. The Company also acquired VoiceCom Systems in 1997, which provided 800-based corporate voice-mail and calling card services. Both the Voice-Tel and VoiceCom Systems acquisitions, as well as the Orchestrate(R) product offering, provide the basis of the Voicecom operating segment. In 1998, the Company acquired Xpedite, a provider of domestic and international fax services. Also in 1998, the Company acquired the international affiliates of Xpedite and other complementary international fax service providers. These acquisitions, along with the Australian operations of Voice-Tel, have formed the basis for the Xpedite operating segment. The Company acquired ATS in 1998, which, along with the conferencing business from the VoiceCom Systems acquisition, forms the basis of the Premiere Conferencing operating segment. During 1998, 1999 and the first nine months of 2000, the Company invested in Internet-based companies that it believes will be leaders in their market niches in the expanding Internet economy. In 1999, the Company formed the PTEKVentures segment with dedicated resources to develop and grow this segment.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                                Three Months     Three Months      Nine Months       Nine Months
                                                   Ended             Ended            Ended             Ended
                                               September 30,     September 30,    September 30,     September 30,
                                                    2000             1999              2000             1999
                                               ------------------------------------------------------------------
Revenues
   Xpedite                                         $ 56.1           $ 61.7            $177.7            $180.4
   Voicecom                                          29.3             31.5              90.2              94.4
   Premiere Conferencing                             18.2             13.6              50.9              39.1
   Retail Calling Card Services                       1.7              9.4              13.7              29.6
                                               ------------------------------------------------------------------
                                                   $105.3           $116.2            $332.5            $343.5
                                               ==================================================================
EBITDA
   Xpedite                                         $ 11.5           $ 14.8            $ 42.8            $ 46.5
   Voicecom                                           2.4              2.3              11.5               9.3
   Premiere Conferencing                              4.5              2.6              10.1               6.7
   Retail Calling Card Services                       0.3             (2.6)              1.6              (4.9)
   Corporate                                         (3.2)           (10.9)            (12.4)            (30.9)
   PTEKVentures                                      (0.3)               -              (1.6)                -
                                               ------------------------------------------------------------------
                                                   $ 15.2           $  6.2            $ 52.0            $ 26.7
                                               ===================================================================

ANALYSIS

The Company's financial statements reflect the results of operations of Xpedite France, S.A. and Intellivoice from the date of their respective acquisitions. These acquisitions have been accounted for under the purchase method of accounting.

Consolidated revenues decreased 9.4% to $105.3 million in the three months ended September 30, 2000, as compared with the same period in 1999 and decreased 3.2% to $332.5 million in the nine months ended September 30, 2000 as compared with $343.5 million in the same period in 1999. On a segment basis, the change in revenue was caused by the following:

 . Xpedite experienced a 9.1% decrease to $56.1 million in the three months ended September 30, 2000 and a 1.5% decrease to $177.7 million in the nine months ended September 30, 2000, compared with the same periods in 1999, respectively. The decrease for the three month period is primarily attributable to the continued strength of the U.S. dollar relative to other global currencies, revenue declines in Xpedite's real-time product offering in the Asia/Pacific region, as well as continued pricing pressure in the market for certain of Xpedite's legacy fax services. The reduction in the Asia/Pacific region is directly related to the deregulation of telecommunications services in that region. The decrease for the nine month period is attributable to the continued strength of the U.S. dollar relative to other global currencies and reductions in both Xpedite's real-time and legacy document distribution product offerings, offset somewhat by revenues relating to Xpedite's new service offerings and the acquisition of Xpedite's affiliate Xpedite France S.A. in May of 1999. The results of operations for the nine months ended September 30, 1999 for this subsidiary, which was accounted for under the purchase method of accounting, contained five months.

 . Voicecom experienced a 7.0% decrease to $29.3 million in the three months ended September 30, 2000 and a 4.5% decrease to $90.2 million in the nine months ended September 30, 2000, compared with the same periods in 1999, respectively. These decreases are attributable to a change in revenue channel focus of its voice-messaging product lines in the second quarter of 2000 toward corporate organizations, wholesale arrangements with competitive local exchange carriers and multi-level marketing organizations. This focus is a shift away from less profitable small office and home office retail accounts. Due to this change in sales channel focus, revenue has declined in the retail accounts at a greater rate than the acquisition of customers in the new sales channels which require a longer sales cycle. Also contributing to this decline is a weakening in sales of voice messaging products in the non-financial multi-level marketing sales channel.

 . Premiere Conferencing experienced a 33.8% increase to $18.2 million in the three months ended September 30, 2000 and a 30.2% increase to $50.9 million in the nine months ended September 30, 2000, compared with the same periods in 1999, respectively. This growth has been indicative of the quarter over quarter growth trend that this segment has experienced over the last twelve months which is driven primarily from its unattended conferencing product offering.

 . Retail Calling Card Services experienced a 81.9% decrease to $1.7 million in the three months ended September 30, 2000 and a 53.7% decrease to $13.7 million in the nine months ended September 30, 2000, compared with the same periods in 1999, respectively. These declines are attributable to management's decision not to actively acquire new customers in the operating segment during the third quarter of 1999, as well as the sale of the operating segment's revenue base to Telecare, Inc. effective August 1, 2000. See footnote 12 for a further discussion of this sale.

Consolidated gross profit margins were 73.7% and 71.5% for the three months ended September 30, 2000 and 1999, respectively and 73.7% and 71.5% for the nine months ended September 30, 2000 and 1999, respectively. Consolidated gross profit margins benefited in 2000 from the discontinuance of the retail calling card operating segment in the third quarter 1999. This operating segment has inherently lower gross margins than the other operating segments and as it continues to be a smaller percentage of the Company's operating revenues, gross margins have benefited. Offsetting these gains in gross margin have been declines in the Voicecom operating segment's voice messaging product which utilizes a local number fixed cost telecommunications network. In general, the Company has experienced favorable trends in per unit telecommunications costs in each of its operating segments by aggressively negotiating lower telecommunications costs with various providers. The Company also has experienced favorable telecommunications costs by benefiting from the general industry trend of decreased costs from increased capacity among the various long distance and local exchange carriers.

Consolidated direct costs of operations increased to 16.3% of revenues in the three months ended September 30, 2000, as compared with 16.2% for the same period of 1999 (despite a decrease of $1.7 million) and increased to 15.5% of revenues in the nine months ended September 30, 2000, as compared with 15.2% for the same period of 1999 (despite a decrease of $0.7 million).

Consolidated selling and marketing costs decreased to 21.6% of revenues in the three months ended September 30, 2000, from 24.5% of revenues in the same period in 1999 (a decrease of $5.8 million) and decreased to 21.4% of revenues in the nine months ended September 30, 2000, from 24.3% of revenues in the same period in 1999 (a decrease of $12.4 million). This decrease is driven by reduced direct sales force costs in the Voicecom operating segment relating to headcount reductions implemented as part of the Company's third quarter 1999 restructuring efforts. In addition, marketing costs were lower in 2000 versus 1999 due to marketing costs related to the commercial roll out of the first version of Orchestrate in the second quarter of 1999 that are not present in the first nine months of 2000.

Research and development costs were 3.1% of revenues for the three months ended September 30, 2000, compared with 3.1% of revenues for the same period in 1999 and increased to 3.1% of revenues in the nine months ended September 30, 2000, from 2.6% of revenues in the same period in 1999 (an increase of $1.4 million). The increase in these costs as a percentage of revenue is primarily from increased development efforts associated with the Voicecom operating segment's Orchestrate(R) 2000 development project.

General and administrative costs decreased to 18.2% of revenues for the three months ended September 30, 2000, compared with 22.3% of revenues for the same period in 1999 (a decrease of $6.7 million) and were 18.1% of revenues for the nine months ended September 30, 2000, compared with 21.7% of revenues in the same period in 1999 (a decrease of $14.1 million) The overall decrease in general and administrative costs is related to reduced corporate overhead stemming from the Company's third quarter 1999 restructuring initiative.

Depreciation was 8.7% of revenues for the three months ended September 30, 2000, compared with 15.9% of revenues for the same period in 1999 and was 9.5% of revenues for the nine months ended September 30, 2000, compared with 14.8% of revenues for the same period in 1999. The decrease in these costs as a percentage of revenues is attributable to decreases in depreciation expense associated with the assets in the Company's enhanced calling card platform, local voice messaging network and legacy fax delivery network. Portions of these assets' depreciable lives were decreased in the fourth quarter of 1998 to fifteen months from five to seven years and were fully depreciated by the end of 1999. The shortening of these assets' lives resulted from management's decision to replace these assets by the end of 1999 with more recent versions of technology either for Year 2000 or service delivery reasons. Management had taken these assets out of operation by the end of 1999 according to plan.

Amortization was 24.5% of revenues for the three months ended September 30, 2000, compared with 21.9% for the same period in 1999 and 23.2% of revenues for the nine months ended September 30, 2000, compared with 21.3% of revenues for the same period in 1999. The increase in these costs as a percentage of revenues is attributable to goodwill, customer lists and developed technology intangibles from the acquisition of Xpedite France, S.A. and Intellivoice in the second quarter and third quarter 1999, respectively. The lives assigned to these intangibles ranged from three to seven years.

The gain on legal settlement of $3.7 million for the nine months ended September 30, 2000 is attributable to the Company's favorable settlement of a contractual dispute with MCI Worldcom. As part of the settlement, the Company received $12 million in cash for terminating the strategic alliance contract with MCI Worldcom. Accordingly, the Company expensed the net book value of this contract of approximately $7 million against the initial gain of $12 million during the second quarter of 2000. In addition, the Company has expensed approximately $1.3 million in legal costs associated with this settlement which were incurred in the second quarter of 2000.

In the three months ended September 30, 2000, the Company recognized as income amounts totaling $0.6 million relating to a previous restructuring charge recorded in the third quarter of 1999. This charge represented costs associated with an initiative to decentralize the Company's operations. At September 30, 2000, the decentralization plan and all associated costs have been completed.

Consolidated EBITDA was $15.2 million or 14.4% of revenues for the three months ended September 30, 2000, compared with $6.2 million or 5.3% of revenues for the same period in 1999 and $52.0 million or 15.6% of revenues for the nine months ended September 30, 2000, compared with $26.7 million or 7.8% of revenues for the same period in 1999. On a segment basis the change in EBITDA was attributable to the following:

 . Xpedite's EBITDA was $11.5 million or 20.5% of segment revenues for the three months ended September 30, 2000, compared with $14.8 million or 24.0% of segment revenues for the same period in 1999 and $42.8 million or 24.1% of segment revenues for the nine months ended September 30, 2000, compared with $46.5 million or 25.8% of segment revenues for the same period in 1999. These decreases in EBITDA are primarily a result of the continued strength of the U.S. dollar relative to other global currencies, increased pricing pressure in the market for certain of Xpedite's legacy fax services, and increased investment in sales and marketing efforts associated with the launch of messageREACH(SM).

 . Voicecom's EBITDA was $2.4 million or 8.2% of segment revenues for the three months ended September 30, 2000, compared with $2.3 million or 7.3% of segment revenues for the same period in 1999 and $11.5 million or 12.7% of segment revenues for the nine months ended September 30, 2000, compared with $9.3 million or 9.9% of segment revenues for the same period in 1999. The improvement in EBITDA for the three and nine month comparative periods is primarily attributable to one time advertising costs in the second quarter of 1999 attributable to the commercial launch of the first version of Orchestrate(R). Additional gains in EBITDA have also been experienced from reduced costs in the direct sales force from the restructuring in the third quarter of 1999 and improved telecommunications costs. Offsetting some of these gains are increased costs in developing and supporting Orchestrate(R) 2000 which will supersede previous versions of this product.

 . Premiere Conferencing's EBITDA was $4.5 million or 24.7% of segment revenues for the three months ended September 30, 2000, compared with $2.6 million or 19.1% of segment revenues for the same period in 1999 and $10.1 million or 19.8% of segment revenues for the nine months ended September 30, 2000, compared with $6.7 million or 17.1% of segment revenues for the same period in 1999. This increase is primarily attributable to growth in unattended conferencing products and improved telecommunications costs.

 . Retail Calling Card Services' EBITDA was $0.3 million or 17.6% of segment revenues for the three months ended September 30, 2000, compared with $(2.6) million or (27.7)% of segment revenues for the same period in 1999 and $1.6 million or 11.7% of segment revenues for the nine months ended September 30, 2000, compared with $(4.9) million or (16.6)% of segment revenues for the same period in 1999. The improvements in EBITDA are primarily attributable to reduced personnel costs through attrition and the absence of direct advertising costs to acquire new customers. Management discontinued actively acquiring customers in the latter part of the third quarter of 1999. Effective August 1, 2000, the Company sold the revenue base of this operating segment to Telecare, Inc. Accordingly, the results of operations of this segment for the three months ended September 30, 2000 include one month of results, and have ceased to be included in the consolidated results of operations effective August 1, 2000. See footnote 12 for a further discussion of this sale.

 . PTEKVentures' EBITDA was $(0.3) and $(1.6) million for the three and nine months ended September 30, 2000. Costs associated with this segment are personnel costs, professional and legal costs and travel costs associated with acquiring new investments or exploring strategic initiatives.

 . Corporate EBITDA was $(3.2) million for the three months ended September 30, 2000, compared to $(10.9) million for the same period in 1999 and $(12.4) million for the nine months ended September 30, 2000, compared to $(30.9) million for the same period in 1999. Excluding amortized benefit costs associated with restricted stock grants to certain executives in the second quarter of 1999, EBITDA was $(2.9) million for the three months ended September 30, 2000, compared to $(7.5) million for the same period in 1999 and $(11.5) million for the nine months ended September 30, 2000, compared to $(18.6) million for the same period in 1999. The improvement for the three and nine month comparative periods is primarily attributable to reduced administrative overhead costs associated with the decentralization strategy implemented in the third quarter of 1999. This strategy consisted of reducing all non-strategic overhead costs at Corporate and to push down administrative duties to each operating segment where such costs could be managed more efficiently.

Net interest expense decreased to $2.6 million for the three months ended September 30, 2000, as compared with $6.8 million for the same period in 1999 and decreased to $8.0 million for the nine months ended September 30, 2000, as compared with $19.1 million for the same period in 1999. Net interest expense decreased in 2000 due to the absence of borrowings relating to the Company's former credit facility. Such borrowings were repaid in full in the fourth quarter of 1999 from the proceeds of a partial sale of the Company's holdings in WebMD Corporation common stock. Average borrowings on the Company's former credit facility during the first nine months of 1999 were approximately $129.5 million. Interest expense, net in the first nine months of 2000 is primarily comprised of interest on the Company's $172.5 million face value of convertible subordinated notes.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operations was $0.1 million in the nine month period ended September 30, 2000, as compared with net cash provided of $11.4 million for the same period in 1999. Excluding restructuring, merger costs and other special charges, net cash provided by operations in the nine month period ended September 30, 2000 was $4.4 million as compared with cash provided of $16.1 million for the same period in 1999. Operating cash flow declined in the first nine months of 2000 primarily as a result of increased use of cash for operating assets and liabilities driven primarily by a decrease in the number of days outstanding in payables from December 31, 1999 and an increase in the days sales outstanding in accounts receivable. Also contributing to the decrease in operating cash flows was the payment of approximately $15.7 million in income taxes associated primarily with the gain on the sale of WebMD Corporation stock owned by the Company in the fourth quarter of 1999 and first six months of 2000 and gain on sale of S1 Corporation stock owned by the Company in the first six months of 2000. The sale of these investments utilized substantially all of the Company's domestic net operating loss carryforwards, causing the Company to be subject to income taxes for the fiscal year ended December 31, 1999 and the nine months ended September 30, 2000. These taxes were paid in the first nine months of 2000. The Company anticipates future tax liabilities on subsequent gains from the sale of its marketable securities. The Company also received $12 million in cash for the settlement of the lawsuit against MCI WorldCom.

During the nine months ended September 30, 2000, the Company's allowance for doubtful accounts has increased by $7.4 million to $18.8 million. This increase is attributable primarily to one customer base for which the Company assumed the billing function from a wholesale partner at the beginning of the current fiscal year. Over the course of the year, the Company has experienced a deterioration in the quality of the accounts receivable relating to this customer base. Accordingly, management discontinued revenue recognition for these customers immediately when it was determined that collection of the account was not certain. Because the Company currently does not have the capacity to terminate services, monthly billing of these customers continues, however instead of recognizing revenue for these customers, management has offset the billing receivable with an increase to the allowance for doubtful accounts. Management is currently putting into place modifications to internal systems and obtaining assistance from third parties in order to collect from these customers, efficiently terminate service upon non-payment and efficiently write-off customer balances deemed uncollectible. When these modifications are in place write-offs and subsequent collections will lower the allowance for doubtful accounts. Additionally, management has increased its allowance for doubtful accounts by expensing $3.5 million during the nine months ended September 30, 2000. This is unrelated to the above mentioned customers and was in response to the accounts receivable portfolio outside of the partner customer bases in which formula driven allowance calculations called for increased allowances due to the age of the receivables. This increase in the age of the receivables is primarily caused by an overall slowing of the billing cycle and collections cycle due to the efforts that have been spent on rectifying the above mentioned wholesale partner collections issues.

Investing activities provided cash of approximately $7.1 million in the nine month period ended September 30, 2000 compared to cash used of $38.5 million in the same period of 1999. The principal source of cash from investing activities in the nine month period ended September 30, 2000, was the sale of WebMD Corporation and S1 Corporation stock owned by the Company. The proceeds of $63.1 million were used primarily to invest in Internet based companies in the PTEKVentures portfolio, pay income taxes relating to sales of WebMD Corporation and S1 Corporation stock, to pay interest due on the Company's convertible subordinated notes and to fund capital expenditures. See note 6- "Marketable Securities Available For Sale" for a further discussion of this investment activity. Capital expenditures in the first nine months of 2000 were primarily to upgrade the Voicecom segment's local based voice messaging network, increase capacity on Premiere Conferencing's conference calling network, to develop the Orchestrate(R) 2000 platform, to improve Xpedite's fax delivery platform and to develop Xpedite's MessageREACH(SM) Internet-based product offering. Proceeds from the disposal of property and equipment of $1.9 million related to the sale of switching equipment associated with the retail calling card segment. Proceeds were approximately equal to net book value. Investments in the first nine months of 2000 of approximately $31.5 million relate to activity at PTEKVentures. These cash outlays were primarily additional investments in companies that existed in the PTEKVentures investment portfolio at December 31, 1999 and investments in new Internet based companies. Cash from investing activities in the first nine months of 1999 was primarily the sale of municipal bond obligations and mutual funds. These redemptions were used in part to provide capital for improvements to Xpedite's fax delivery platform and Voicecom's local based voice messaging network.

Cash provided by financing activities in the nine month period ended September 30, 2000, was primarily from proceeds from employee stock option exercises. Cash used in financing activities in the nine month period ended September 30, 2000 is primarily debt repayments on capital lease and note obligations associated with the Voice-Tel acquisition and debt assumed from the Xpedite France, S.A. acquisition. In addition the Company repurchased approximately 120,000 shares of its common stock for approximately $426,000 under its share repurchase program announced on June 6, 2000, under which the board of directors of the Company authorized share repurchases of up to 10 percent of the Company's outstanding shares. Significant cash inflows for financing activities in the nine month period ended September 30, 1999 included a net increase in borrowings under the Company's revolving credit facility of approximately $17.5 million. This increase was primarily used to acquire Xpedite France, S.A. This credit facility was paid in full in the fourth quarter of 1999 with proceeds from the partial sale of the Company's investment in WebMD Corporation.

At September 30, 2000, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company's various restructuring plans, commitments under its strategic alliances with Healtheon/WebMD and various capital lease obligations and semi-annual interest on the Company's convertible subordinated debt. The Company is in compliance with all such agreements at this date.

On September 29, 2000 the Company entered into a credit agreement (the "Agreement") for a one-year revolving credit facility with ABN AMRO Bank N.V. (the "Bank" or "Agent"). The Agreement provides for borrowings of up to $20 million, and is subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, unless the Agreement is extended. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the Agreement is, at the Company's option, (i) the Agent's Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. At September 30, 2000 no amounts were outstanding under the Agreement. The Company also maintains a margin loan account with an investment bank where it can borrow up to 45% and 50% of the Company's holdings in WebMD Corporation and S-1 Corporation, respectively. Interest rates on borrowings under this margin loan arrangement are based on the broker call rate. At September 30, 2000, the Company had no borrowings outstanding on the margin loan arrangement.

Management believes that cash and marketable securities and cash flows from operations should be sufficient to fund the Company's non-investing operating cash flow needs in the short term. At September 30, 2000, approximately $12.0 million of cash and equivalents resided outside of the United States compared to $10.3 million at December 31, 1999. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of the parent company and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Foreign exchange gains or losses on intercompany loans deemed temporary in nature are recorded in the determination of net income. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, the cash flows from the operating segments and other factors, the Company may engage in other capital transactions to fund the investing needs of PTEKVentures and capital expenditures in the various operating segments. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.

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

The balance at December 31, 1999, for severance and exit costs represents the remaining severance reserve for future cash severance and exit payments to former corporate executive management and various management in the former CES group that were terminated in 1999. These remaining cash payments were disbursed over the nine months ended September 30, 2000. In the nine month period ended September 30, 2000, cash severance payments made were $3.2 million. During the three months ended September 30, 2000, the Company recognized as income $0.6 million of accrued severance and exit payments upon completion of the severance program associated with the decentralization of the Company. This amount represents actual exit costs that are below planned exit costs related to the decentralization plan in the Company's European and Asia/Pacific regions of its Xpedite operating segment.

Lease termination and clean-up costs of $82,000 were paid in the first quarter of 2000 for the exit of one operating site in the Retail Calling Card Services operating segment. No further payments are expected by management.

At September 30, 2000, the decentralization plan of the Company and all related costs associated with this plan have been completed.

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

As part of this reorganization, PTEK identified 59 employees to terminate.
These employees included administrative personnel from the Company's Cleveland headquarters for the previous Voice-Tel and VoiceCom Systems entities, personnel from customer service centers from eight locations and executive management from the acquired companies that were not part of previous restructuring plans. As of December 31, 1998, all 59 employees were terminated. The balance at December 31, 1999 and September 30, 2000 represent the remaining severance reserve for former executive management. In the nine month period ended

September 30, 2000, cash severance payments made to eight former executives was $0.9 million. The Company expects to pay the remaining $0.8 million balance of severance to one former executive over the next sixteen months.

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

At September 30, 2000, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at September 30, 2000, by approximately $8.8 million.

Approximately 28.0% of the Company's revenues and 21.1% of its operating costs and expenses were transacted in foreign currencies for the nine month period ended September 30, 2000. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the nine month period ended September 30, 2000 by approximately $9.3 million and operating costs and expenses for the nine month period ended September 30, 2000 by approximately $8.1 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at September 30, 2000.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has several litigation matters pending, as described below, which it is pursuing or defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company's business, financial condition and results of operations.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. More specifically, the statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, loans on the investments, plus interest and all dividends, attorneys' fees and costs.

A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount. The defendants filed an answer and counterclaim, claiming that the plaintiff owes the Company the principal amount of the $100,000 loan plus interest as of January 1, 2001, plus costs and attorneys' fees, and that the plaintiff defrauded the Company and owes the Company approximately $400,000 in fraudulently attained pay and benefits, including the $100,000 loan.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division: Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, loans on other investments, interest and/or unpaid dividends, attorneys fees and costs.

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

On June 9, 2000, the Company and Premiere Communications, Inc. filed a lawsuit in the United States District Court for the Middle District of Florida, seeking unspecified damages and equitable, including injunctive, relief against Z-Tel Technologies, Inc., Z-Tel Communications, Inc. (collectively, "Z-Tel"), David Gregory Smith, James Kitchen and Eduard Mayer for patent infringement, breach of contract, unfair competition, conversion, misappropriation of corporate opportunities, conspiracy to misappropriate corporate opportunities, tortious interference with contractual relations, tortious interference with actual and prospective business relations, and misappropriation of trade secrets. On June 29, 2000, Z-Tel filed an answer and counterclaims against the Company and Boland
T. Jones ("Jones") seeking unspecified damages for tortious interference with actual and prospective business relations, trade defamation, and compelled self-defamation. Jones and the Company filed a timely motion to dismiss Z-Tel's counterclaims, which is pending before the court. On November 14, 2000, the parties to the lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, Z-Tel agreed to issue a warrant to PTEK to purchase 175,000 shares of Z-Tel's common stock at an exercise price of $12.00, which price is subject to certain adjustments.

On November 3, 2000, Xpedite Systems, Inc., a wholly-owned subsidiary of the Company, was served with a lawsuit styled BGL Development, Inc. d/b/a The Bristol Group v. Xpedite Systems, Inc., Case No. 00-CIV-8395, United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000.

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

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits

Exhibit Number   Exhibit Description

10.1 Credit Agreement, dated September 29, 2000, by and among Xpedite Systems, Inc., Ptek Holdings, Inc., the Banks Party Hereto and ABN AMRO Bank N.V.

10.2 Asset Sale Agreement, dated August 25, 2000, by and between Telecare, Inc. and Premiere Communications, Inc.

27.1 Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 2000


   (b)  Reports on Form 8-K:

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 2000                      PTEK HOLDINGS, INC.
Date
                                       /s/ PATRICK G. JONES
                                       ----------------------------------------
                                       Patrick G. Jones
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (principal Financial and Accounting
                                       Officer and duly authorized signatory of
                                       the Registrant) and Chief Legal Officer

                                       EXHIBIT INDEX

Exhibit Number    Exhibit Description

10.1 Credit Agreement dated September 29, 2000 by and among Xpedite Systems, Inc., Ptek Holdings, Inc. and ABN AMRO Bank N.V.

10.2 Asset Sale Agreement, dated August 25, 2000, by and between Telecare, Inc. and Premiere Communications, Inc.

27.1 Financial Data Schedule for the Three and Nine Month Periods Ended September 30, 2000