Form 10-K
period 2000-12-31
PTEK HOLDINGS INC
filed 2001-04-02
CIK 880804

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                ---------------
                                   FORM 10-K
                                ---------------

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.

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

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]    No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 26, 2001 as reported by The Nasdaq Stock Market's National Market, was approximately $123,387,231.

  As of March 26, 2001 there were 50,275,353 shares of the registrant's common stock outstanding.

  List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I. Part II, etc.) into which the document is incorporated:
Portions of the registrant's Proxy Statement for its 2001 meeting of shareholders are incorporated by reference in Part III.

================================================================================

INDEX

                                                                                                          Page
                                                                                                          -----
Part I
Item 1.       Business..................................................................................    3
Item 2.       Properties................................................................................    9
Item 3.       Legal Proceedings.........................................................................   10
Item 4.       Submission of Matters to a Vote of Security Holders.......................................   12


Part II
Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.....................   13
Item 6.       Selected Financial Data...................................................................   13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.....   15
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................................   46
Item 8.       Financial Statements and Supplementary Data...............................................   46
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......   78


Part III
Item 10.      Directors and Executive Officers of the Registrant........................................   79
Item 11.      Executive Compensation....................................................................   79
Item 12.      Security Ownership of Certain Beneficial Owners and Management............................   79
Item 13.      Certain Relationships and Related Transactions............................................   79


Part IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................   80
Signatures..............................................................................................   88
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

  . The value of our business may fluctuate because the value of some of our equity investments fluctuates;

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

  . Risks associated with interruption in our services due to failure of the platforms and network infrastructure utilized in providing our services;

  .  Risks associated with expansion of our international operations;

  . General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

  . Legislative or regulatory changes may adversely affect the business in which we are engaged;

  .  Changes in the securities markets may negatively impact us;

  . Factors described under the caption "Factors Affecting Future Performance" in this Form 10-K; and

  . Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

                                     PART I


Item 1.  Business

Overview

  PTEK Holdings, Inc. ("PTEK" or the "Company") is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery), and unified communications (personal communications management systems that handle voice mail, e-mail and personal content from the Web or the telephone). The Company's services are directed primarily at the enterprise marketplace and its current customer base contains more than 80,000 corporations, including almost 70% of the Fortune 500. PTEK believes that corporate customers will increasingly rely on outsource providers for these communications and data services because these tasks are too complex and/or costly to handle internally and do not represent a core competency. In messaging communications alone, the Gartner Group projects that by the end of 2001, 65% of U.S.-based corporations will outsource all or part of their messaging needs.

  In 1997 and 1998, the Company focused on acquiring market leaders in communications and data service categories, which are now operated as separate business units. They include Premiere Conferencing, an industry leader for enhanced, automated and Web conferencing solutions; Xpedite, the global leader in multimedia messaging; and Voicecom, a leading provider of integrated messaging and unified communications solutions. The Company also has an investment arm, PtekVentures, which has ownership interests in various new technology companies. In 2000, PTEK exited its original business, retail calling card services.

  To better serve PTEK's global corporate customer base, over the last few years the Company has funded new technology development in each of its business units to help position them in larger market categories. Premiere Conferencing has expanded into automated and Web conferencing; Xpedite has developed a suite of e-mail, wireless and voice-based messaging services; and Voicecom has broadened its offering to include Web-based voice mail and other personal communications management tools.

  PTEK conducts business worldwide with 76 offices in 18 countries. The corporate headquarters for PTEK are located at 3399 Peachtree Road, NE, Lenox Building, Suite 600, Atlanta, GA 30326, and the telephone number is (404) 262-8400.

Industry Background

  Nearly everywhere in the world, the bulk of business communication is done through e-mail, fax, voice mail and telephone conferencing. This explosion of communications in various forms has forced more and more companies to outsource their managed group communications needs. PTEK provides solutions for all of these communications categories.

  Conferencing and Web collaboration is projected to be a $17.7 billion market by 2003. (Source: Collaborative Strategies.) The multimedia messaging segment, which combines fax, e-mail and voice and video distribution, is projected to be a $10.5 billion market within three years. (Source: IDC, Forrester and Internet Research Group.) The unified communications and voice messaging market is projected to be $8.95 billion by 2004. (Source: MMTA and IDC.) PTEK has taken a leadership position in each of these categories, often providing multiple integrated services. Overall, PTEK services are positioned in markets that represent close to $40 billion in potential business.

  Today, PTEK's services, combined with its global infrastructure, are the primary conduits for literally billions of business communications each year.

Service Offerings

  PTEK's communications and data service offerings are provided through its three business units -- Premiere Conferencing, Xpedite and Voicecom, and include the following:

  Premiere Conferencing provides a full range of enhanced, automated and Web conferencing services for all forms of group communications activities. Customers use Premiere Conferencing for a wide range of communications from very large events such as investor relations calls, press conferences and training seminars with hundreds or thousands of participants, to smaller four-to-six person conference calls. Premiere Conferencing provides group communications services for leading companies in a variety of vertical industries, including technology, healthcare, financial services, public relations and market research. Premiere Conferencing hosted approximately 750,000 calls using over 283 million minutes in 2000.

  Through its own proprietary software technology, Premiere Conferencing offers ReadyConference/SM/, its automated service that does not require hands-on involvement from an operator. These automated services allow users to begin and conduct their conference calls without the assistance of an operator, via a dedicated dial-in number and passcode available for use anytime. ReadyConference can be used for a variety of group communications, including any meeting requiring instant access to a number of participants.

  Premiere Conferencing's enhanced services, PremiereCall, include assistance from an operator to ensure participants are on line, to begin the conference and conduct a roll call. In addition, complete event management services that include a dedicated team and professional announcer to work more closely with the client throughout the event are available. Typical applications include sales meetings, earnings releases, press conferences, customer seminars and product rollouts. Premiere Conferencing's client services team understands the importance of professional, secure communications and works closely with its customers to ensure a successful conference.

  Premiere Conferencing also offers Web-based services called VisionCast(R) that combine the power of the Internet with its audio conferencing offerings to provide a real-time, multimedia presentation solution. VisionCast gives customers the interactivity and collaborative nature of an in-person meeting while maintaining the cost and time savings of a traditional conference call. Customers use VisionCast to conduct distance learning, training, seminars, company meetings, focus groups and media conferences. VisionCast includes features such as chat, Web tours, polling, white boarding functions, record and playback capabilities, roll call and live demo options. As part of its Web-based services, Premiere Conferencing also offers SoundCast(R), an audio streaming technology that provides live Internet streaming to simulcast a live conference call or recorded presentation over the Web.

  Premiere Conferencing services are available in nine countries with bridging and sales infrastructure in the United States, Canada, Australia, China, Singapore, Japan, France, Germany and the United Kingdom, and Premiere Conferencing plans to actively expand its global presence in 2001.

  Xpedite offers a full range of value-added multimedia messaging services that manage and facilitate the electronic distribution of information to all types of electronic addresses including fax, e-mail, wireless and voice. Customers use Xpedite to manage critical information distribution for transaction-based services such as bank statements, subscription renewals, promotional offers, purchase orders, newsletters, research reports, rate sheets and pricing/product announcements. Xpedite provides services to almost half of the global Fortune 500 companies across nearly every business sector, including financial services, professional associations, travel, hospitality, publishing, technology and manufacturing. Xpedite processed approximately 1.6 billion messages in 2000 through its worldwide proprietary IP network for electronic information delivery.

  In 2000, Xpedite launched messageREACH/SM/, an outsourced e-mail service that provides control, tracking, security, personalization and automated administration for high volume e-mail and e-commerce applications. Late in the year, Xpedite added several significant service enhancements to messageREACH including improved HTML message support, transactional message support for applications such as trade and account balance confirmations, billing and invoicing, as well as campaign management capabilities for large scale e-marketing applications. Among the advanced features built into the service are support for the distribution and collection of forms, multiple layers of encryption and levels of password protection, anti-spam, "opt-out" protection, automated personalization of messages with text and graphical inserts and the hosting of customer databases for campaign management.

  messageREACH customers can access a proprietary software tool, intelliSEND/SM/ Wizard, to help with the creation of graphically rich HTML documents for e-mail, and for the insertion of trackable hyperlinks to documents or Web sites. The proprietary messageREACH delivery engine and infrastructure operate solely for the support of messageREACH customers and were custom designed by Xpedite's technical team, incorporating leading Internet technology. Xpedite also provides Short Message Services (SMS) for wireless users in Europe and South Asia, which allows text messages to be delivered to GSM phones using existing Xpedite access methods.

  In 2000, Xpedite also launched voiceREACH/SM/, a new automated service that simultaneously delivers large volumes of prerecorded voice messages to any size list of phone numbers, voice mailboxes or other answering devices. Typical users of voiceREACH services include associations, political organizations, securities firms and trade show operators.

  Xpedite supports multiple protocols and can be accessed through a variety of methods including ftp, TCP/IP, PC-Xpedite software, or Simple Mail Transfer Protocol (SMTP). Xpedite services are available throughout the world with local sales and customer support available in 18 countries throughout Europe, Asia, Australia and North America.

  Voicecom offers a suite of integrated communications solutions including voice messaging, interactive voice response (IVR) services and unified communications. Voicecom services are used by geographically dispersed companies to increase communications and to improve productivity and customer care. Voicecom's services support a variety of applications including customer care, interpersonal messaging and enterprise communications, in a variety of industries including financial services, healthcare, marketing and real estate. Voicecom processed over 40 million messages and handled over 175 million calls in 2000.

  Voicecom's network voice messaging services allow a user to record a voice message and send it to one voice mailbox or many voice mailboxes on the network. Users can respond to a network voice message and messages can also be easily forwarded or copied. Voicecom's network is effectively a "voice intranet." Voicecom is able to provide its voice messaging service via local numbers in more than 4,500 cities throughout North America. This network-based solution is well suited for geographically dispersed companies such as direct selling organizations, real estate and insurance.

  In addition to its local based network voice messaging services, Voicecom also offers centralized, 800-based corporate voice messaging services. For certain large corporate customers, Voicecom purchases and installs voice messaging equipment on the customers' premises. In those cases, Voicecom provides full facilities management, including equipment maintenance and end-user service and support. All of Voicecom's central voice messaging services (800-based, premise-based and pure facilities management) include end-user support services, such as development and distribution of voice mail directories, generation and maintenance of large voice mail distribution lists, administration services (adds, deletes and changes) and customer or end-user training.

  Voicecom's IVR service is a 24/7 automated system that answers all incoming calls to a location or central phone number and presents callers with a brief menu of choices to meet their needs. The choices typically include location hours, directions, account information and emergency services. Voicecom supports a variety of IVR applications using custom voice prompts and commands from a caller's telephone keypad to retrieve, process and route certain information or telephone calls. For instance, financial institutions can use this service to allow bank customers to access existing account information, open new accounts, apply for loans, use online financial services and receive directions to banking and ATM locations. IVR services are primarily designed for financial institutions, retail outlets and property management companies.

  In September 2000, Voicecom launched Orchestrate/R/ 2000, which is a personal communications and content portal that combines unified communications and Web content delivery functions. Orchestrate 2000 combines desktop personal information systems like Microsoft/R/ Outlook/R/, and content services for news and stocks like My Yahoo!/R/, and long-distance and other telecom services like WorldCom, into one convenient communications system. Orchestrate subscribers are able to access their voice, fax and e-mail messages, communications tools including conference calling, and personalized information such as stock quotes, weather reports, and leading news stories, at a single Web page or via any touch-tone telephone.

  Voicecom services are available in North America, Australia, Taiwan, New Zealand and the United Kingdom.

Customer Base

  PTEK customers represent nearly every major industry, serving almost 70% of the Fortune 500. Millions of business people worldwide depend on PTEK services everyday.

  Premiere Conferencing has approximately 4,200 domestic and international corporate accounts, supporting almost 50,000 moderators. The business unit has successfully penetrated key accounts in various industries including technology, healthcare, investor relations, financial services, public relations and market research. Premiere Conferencing has long-term customer relationships with well-respected companies and organizations such as IBM Corporation, HCA The Healthcare Company, Novell, SGI, Hewlett Packard, Merck, Charles Schwab & Co., Merrill Lynch, PaineWebber, the NCAA and the National Institutes of Health.

  Xpedite has more than 78,000 domestic and international corporate accounts, representing 173,000 users. Xpedite serves almost half of the Fortune 500 companies. The business unit has successfully targeted industries such as securities, banking, mortgage, publishing, healthcare, associations, investor relations, public relations, travel and hospitality. Xpedite's diverse customer base includes globally recognized companies such as Boeing, Bank One, Marriott, Merck, Xerox, Chase Manhattan, Nippon Life Insurance, Sam's Club, Bertelesmann, Dell Computer, United Airlines, British Airways, Bank of America, McGraw Hill, Toyota, Federal Express and Salomon Smith Barney.

  Voicecom has approximately 1,200 corporate accounts and nearly 500,000 users. The business unit initially was successful in penetrating direct selling organizations such as Amway, Mary Kay, Primerica, Avon and others. Voicecom now targets key vertical markets such as financial services with existing customers including Bank of America, Key Bank and PNC Bank; telecom providers with existing customers including Sprint PCS, Verizon and Talk.com; real estate with existing customers such as Prudential Northwest; and healthcare with existing customers including WebMD and Abbott Labs.


Sales and Marketing

  Each of PTEK's business units markets its services through direct sales employing a regional reporting structure and a centrally managed national and global accounts program. The Company's sales force targets large and mid-size enterprises. The centrally managed national and global accounts program focuses on multi-location businesses that are better served by dedicated representatives with responsibility across different geographic regions. The direct sales force is organized by services and by industry on a global scale. The company employs 740 sales professionals in 76 offices in 18 countries.

  In addition to direct sales, the Company has a significant network of third-party distributors and implements indirect marketing programs for various services via affiliate and co-branded relationships. Indirect sales activities are used with various companies to resell PTEK's services through their sales force, Web site or as part of their product offerings.

  As a service organization, PTEK's customer service teams play a major role in managing customer relationships, as well as selling additional value-added services to existing accounts. PTEK employs more than 800 customer service professionals.

Platforms and Network Infrastructure

  The Company, through its three business units, operates global Internet and telecom-based networks that allow customers access to the Company's various services through the Internet and through local and/or 800 telephone numbers.

  Premiere Conferencing services are provided from full-service operations centers in Colorado Springs, Colorado and Lenexa, Kansas and automated bridging nodes in Canada, Australia, China, Singapore, Japan, France, Germany and the United Kingdom Complex, operator-assisted calls are supported on various commercially available bridging platforms. Internally developed conference bridges are used to support automated conferencing services. Customers access the conferencing platform through direct inward dialing, 800 numbers, the Internet and virtual network access.

  Xpedite services are provided primarily through an electronic messaging platform that uses servers to perform all primary processing and switching functions. This platform supports multiple input methods including, but not limited to, fax-to-fax, priority PC-based software, e-mail gateways and high speed IP based interconnects. Outgoing fax- and voice-based messages are delivered through line group controllers, which are deployed in a decentralized fashion to exploit local delivery costs. The remote line group controllers are connected to the servers over a wide area network via either private lines or Xpedite's global TCP/IP based network. Messages are transported in bulk from one location domain to another using MCP to MCP protocol. The current domains include Australia, Hong Kong, Japan, Korea, Singapore, Switzerland, United Kingdom, United States, Germany and France. Remote nodes on the network are located in Belgium, Canada, Denmark, Italy, Malaysia, Netherlands, New Zealand and Taiwan.

  Voicecom offers advanced network-based voice messaging services through most of our 200 platforms located in the United States, Canada, Taiwan, Australia and the United Kingdom. The telephony service platforms are interconnected via Voicecom's highly available data network infrastructure. This network transports the subscriber messages between the distributed systems. Voicecom is conducting a network consolidation project with the objective of reducing to just three the number of data centers in the United States. The local numbers will be routed back from the local markets to these three hubs over leased fixed facilities. Voicecom also offers outsourced voice messaging services to large corporate clients via toll-free access to voice messaging platforms located in Atlanta, Georgia; Reno, Nevada; Arlington, Virginia; and Oakbrook, Illinois. In addition, certain corporate voice messaging services are provided using equipment that is installed on the customers' premises. Voicecom's Orchestrate 2000 service is provided on a highly available and highly scaleable platform that includes servers and third-party software integrated and enhanced with Voicecom's unified communications middleware. The primary Orchestrate 2000 service hubs are located in Atlanta, Georgia and Dallas, Texas. Voicecom's IVR services are provided on a variety of platforms. The platform utilized for any particular application is determined by the specific requirements for that application.


Research and Development

  PTEK's ability to design, develop, test and support new software technology for product enhancements in a timely manner is an important ingredient to its future success. Next generation services such as VisionCast, messageREACH and Orchestrate are critical additions to the suite of communications and data services PTEK provides to its customers, not only to position the operating units in larger market segments, but more importantly to meet changing customer needs and respond to the overall technological changes in the marketplace.

  Each PTEK operating unit includes research, development and engineering personnel who are responsible for designing, developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. The Company's research and development strategy is to focus its efforts on enhancing its proprietary software and integrating it with readily available industry standard software and hardware when feasible. Research, development and engineering personnel also engage in joint development efforts with the Company's strategic partners and vendors.

  PTEK employs 120 research and development professionals and plans to spend $16 million on research and development in 2001.


Competition

  PTEK competes with major communications service providers around the world such as AT&T, WorldCom, Sprint, and the international PTTs. The Company also competes with smaller companies in each of its service categories, including Intercall, Evoke, ACT Teleconferencing, WebEx and Genesys in conferencing; Mail.com, AVT, Critical Path, MessageMedia and Responsys in multimedia messaging; and J2 Global Communications, Webley, General Magic and Net2Phone in unified communications. In all cases, PTEK's strategy is to gain a competitive advantage in winning and keeping customers by enabling its business units to deliver leading technology-driven solutions to its customers and support them with superior customer service.

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


Financial Information About Reportable Segments and Geographic Areas

  For financial information about the Company's reportable segments and geographic areas for the years ended December 31, 2000, 1999 and 1998, see Note 21 to the Consolidated Financial Statements.


Government Regulation

  Premiere Communications, Inc. ("PCI"), which is part of the Company's Voicecom business unit, provides both telecommunications and information services. Consequently, PCI is, and certain other PTEK subsidiaries may be, subject to federal, state and local regulation in the United States. Various international authorities may also seek to regulate the services provided by PCI and possibly other PTEK subsidiaries.

  The FCC classifies PCI as a non-dominant carrier for its domestic interstate and international common carrier telecommunications services. Generally, common carriers that provide domestic interstate and international telecommunications services must maintain tariffs on file with the FCC, describing rates, terms and conditions of service, must comply with federal regulatory programs such as universal service, telecommunications relay service, and payphone compensation, and must comply with decisions and policies adopted or enforced by the FCC. Currently, PCI has filed tariffs with the FCC to provide domestic interstate and international telecommunications services, and PCI exercises reasonable efforts to comply with the various FCC decisions, policies and regulatory programs. Most state public utility commissions ("PUCs") also subject carriers such as PCI that provide intrastate, common carrier telecommunications services to various compliance and approval requirements, such as those in connection with entry certification, tariff filings, transfers of control, mergers or other acquisitions, issuance of debt instruments, periodic reporting and payment of regulatory fees, as well as others. PCI either has applied for and received, or is in the process of applying for and receiving, the necessary certificates or authorizations to provide intrastate, long distance services. FCC or state PUC authorizations can generally be conditioned, modified or revoked for failure to comply with applicable laws, rules, regulations or regulatory policies. Fines or other penalties also may be imposed for such violations. There can be no assurance that PCI is currently in compliance with, or remitting all necessary fees in connection with, all applicable FCC or state PUC requirements, or that the FCC, state PUCs or third parties will not raise issues in the future with regard to PCI's compliance with applicable laws or regulations.

  A number of states have adopted laws restricting the distribution of unsolicited commercial e-mails, or spam. The Company monitors such legislation and regulatory development to minimize the risk of its participation in activities that violate anti-spam legislation. In addition, a number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for the Company's products and services or increase its cost of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, financial condition and results of operations.

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


Proprietary Rights and Technology

  The Company's ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company's proprietary rights and technology. The Company's proprietary rights and technology include confidential information and trade secrets which the Company attempts to protect through confidentiality and nondisclosure provisions in its agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. PTEK currently has seven patents, ten patent applications pending, numerous worldwide registrations of trademarks and service marks, and numerous worldwide trademark and service mark registrations pending. Despite the Company's efforts to protect its proprietary rights and technology, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company's proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company's technology. However, the Company believes that, due to the rapid pace of technological change in communications and data services, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are of equal or greater importance to establishing and maintaining a competitive advantage in the industry.


Employees

  As of December 31, 2000, PTEK employed 2,480 people. PTEK employees are not represented by a labor union or covered by any collective bargaining agreements.


Item 2.   Properties

  PTEK Holdings' corporate headquarters occupy approximately 21,000 square feet of office space in Atlanta, Georgia under a lease expiring August 31, 2007. The headquarters of the Company's Voicecom business unit occupies approximately 74,000 square feet of office space in the same building under leases expiring August 31, 2007 and August 31, 2006 plus approximately 19,000 square feet in a nearby building whose lease expires

December 31, 2003. Xpedite occupies approximately 61,500 square feet of office space in Eatontown, New Jersey under three separate leases expiring on June 15, 2001, October 31, 2001 and December 31, 2001, respectively. Xpedite has signed a 10-year lease for approximately 90,000 square feet of office space in Tinton Falls, New Jersey and expects to move into these premises on or about June 1, 2001. Premiere Conferencing occupies approximately 105,000 square feet of office space in Colorado Springs, Colorado under a lease expiring August 31, 2006, and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring August 31, 2009.

  The Company also has data and switching centers and sales offices within and outside the United States. The Company believes that its current facilities and office space are sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.


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

  The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001.

  A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom Systems, the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC, 2000, and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. More specifically, the statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs.

  A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount. The defendants filed an answer and counterclaim, claiming that the plaintiff owes the Company the principal amount of the $100,000 loan plus interest as of January 1, 2001, plus costs and attorneys' fees, and that the plaintiff defrauded the Company and owes the Company approximately $400,000 in fraudulently attained pay and benefits, including the $100,000 loan. In March 2001, the parties entered into a settlement agreement and general release, which settled and disposed of all claims in this litigation. This settlement will not have an material adverse effect on the Company's business, financial condition or results of operations.

  On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, attorneys fees and costs.

  On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint.

  On June 9, 2000, the Company and Premiere Communications, Inc. filed a lawsuit in the United States District Court for the Middle District of Florida, seeking unspecified damages and equitable, including injunctive, relief against Z-Tel Technologies, Inc., Z-Tel Communications, Inc. (collectively, "Z-Tel"), David Gregory Smith, James Kitchen and Eduard Mayer for patent infringement, breach of contract, unfair competition, conversion, misappropriation of corporate opportunities, conspiracy to misappropriate corporate opportunities, tortious interference with contractual relations, tortious interference with actual and prospective business relations, and misappropriation of trade secrets. On June 29, 2000, Z-Tel filed an answer and counterclaims against the Company and Boland
T. Jones ("Jones") seeking unspecified damages for tortious interference with actual and prospective business relations, trade defamation, and compelled self-defamation. Jones and the Company filed a timely motion to dismiss Z-Tel's counterclaims, which is pending before the court. On November 14, 2000, the parties to the lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, Z-Tel agreed to issue a warrant to PTEK to purchase 175,000 shares of Z-Tel's common stock at a exercise price of $12.00, which price is subject to certain adjustments.

  The Company is also involved in various other legal proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.


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

   2000                                             High        Low
   ----                                           -------      ------
   First Quarter.............................     $11.438      $6.000
   Second Quarter............................       7.125       3.125
   Third Quarter.............................       4.188       2.625
   Fourth Quarter............................       3.438       0.906

   1999                                             High        Low
   ----                                          ---------  ----------
   First Quarter ............................     $13.000      $6.000
   Second Quarter............................      20.875      11.000
   Third Quarter.............................      11.875       5.688
   Fourth Quarter............................       8.625       4.375

  The closing price of the Common Stock as reported on the Nasdaq National Market on March 26, 2001 was $2.6875. As of March 26, 2001 there were approximately 491 record holders of the Company's Common Stock.

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

  During the year ended December 31, 2000, certain current and former employees, directors and investors exercised options to purchase an aggregate of 50,909 shares of Common Stock at prices ranging from $0.52 to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.


Item 6.  Selected Financial Data

  The following selected consolidated balance sheet and statement of operations data as of and for the years ended December 31, 2000, 1999, 1998, 1997 and 1996, and the consolidated balance sheet data as of December 31, 2000, 1999, 1998, 1997 and 1996 have been derived from the audited consolidated financial statements of the Company, which give retroactive effect to the acquisitions of Voice-Tel and VoiceCom Systems, both of which were accounted for as poolings-of-interests, and are qualified by reference to such consolidated financial statements including the related notes thereto. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.

  "Adjusted EBITDA" is defined by the Company as operating income or loss before depreciation, amortization, net legal settlements, acquired research and development costs, and restructuring, merger costs and other special charges. The Company in its earnings releases discloses Adjusted EBITDA before stock-based compensation expense that is included in general and administrative expenses. See Note 17--"Related Party Transactions" of the Notes to the Consolidated Financial Statements for additional information concerning the stock-based compensation.

  Adjusted EBITDA is considered a key management performance indicator of financial condition because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability and the effects of sales of marketable securities, the write-down of investments, and special cash or noncash charges associated with acquisitions and internal exit activities. Adjusted EBITDA is used as an indicator of operating cash flow before payments for interest and taxes, and may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

                                                                             Year Ended December 31
                                                      --------------------------------------------------------------------
                                                           2000          1999          1998          1997          1996
                                                         --------     ---------      --------     ---------      --------
                                                                     (in thousands, except per share data)
Statement of Operations Data:
 Revenues...........................................     $436,935     $ 458,448      $444,818     $ 229,352      $197,474
 Gross profit.......................................      321,495       328,757       309,782       165,378       141,873
 Operating income (loss)(1).........................      (76,357)     (138,081)      (91,053)      (16,714)        6,806
 Net income (loss)..................................      (58,866)      (33,491)      (84,254)      (18,428)        3,458
 Net income (loss) attributable to common and
  common equivalent shares for shareholders for:
  --basic net income (loss) per share...............     $(58,866)    $ (33,491)     $(84,254)    $ (18,428)     $  3,429
  --diluted net income (loss) per share.............      (58,866)      (33,491)      (84,254)      (18,428)        3,429
 Net income (loss) per common and common
  equivalent shares for:
  --basic(2)........................................       $(1.22)       $(0.72)       $(1.90)       $(0.57)        $0.12
  --diluted(2)......................................       $(1.22)       $(0.72)       $(1.90)       $(0.57)        $0.11
 Shares used in computing net income (loss) per
  common and common equivalent shares for
  --basic...........................................       48,106        46,411        44,325        32,443        27,670
  --diluted.........................................       48,106        46,411        44,325        32,443        31,288

Balance Sheet Data (at period end):
 Cash, cash equivalents and marketable securities...     $ 29,716     $ 101,981      $ 40,609     $ 176,339      $ 83,836
 Working capital....................................       15,949        34,746       (92,628)      132,906        45,377
 Total assets.......................................      630,933       770,481       796,416       379,593       201,541
 Total debt.........................................      178,762       179,625       299,673       181,698        47,975
 Total shareholders' equity.........................      313,406       422,220       397,793       107,761       104,533

Statement of Cash Flow Data:
 Cash provided by operating activities..............       17,929         9,927        22,248        27,159        36,889
 Cash (used in) provided by investing activities....       (6,466)      107,216        21,292      (160,055)      (96,112)
 Cash (used in) provided by financing activities....       (2,394)     (120,924)      (46,115)      138,730        66,196

---------------
(1) Adjusted EBITDA would have been $66.6 million in 2000, $38.8 million in 1999, $61.8 million in 1998, $60.1 million in 1997 and $33.3 million in 1996.

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


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

  PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the "Company" or "PTEK") is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery), and unified communications (personal communications management systems that handle voice mail, e-mail and personal content from the Web or the telephone). The Company's reportable segments align the Company into two areas of focus that are driven by product offering and corporate services. These segments are Xpedite, Voicecom, Premiere Conferencing, Retail Calling Card Services and Corporate. Xpedite offers a full range of value-added multimedia messaging services through its worldwide proprietary IP network for electronic information delivery. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including voice messaging, interactive voice response ("IVR") services and unified communications. Voicecom's initial customers came from direct selling organizations, but Voicecom now targets key vertical markets such as financial services, telecom providers, real estate and healthcare. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment that the Company exited through the sale of its revenue base effective August 1, 2000. It primarily consisted of the Premiere WorldLink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users. Corporate focuses on being a holding company with minimal headcount leaving the day-to-day management of the businesses at the three operating business units. In addition, Corporate includes PtekVentures, the Company's Internet investment arm. Adjusted EBITDA is management's primary measure of segment profit and loss.

  The Company has grown organically and through various acquisitions that have expanded the company's service offerings, customer base, geographic reach and technology. In 1996, The Company acquired TeleT Communications, LLC, which became the foundation for the Company's Orchestrate product offering. In 1997, PTEK acquired the franchise network of Voice-Tel, which provided local access voice mail and voice messaging. The Company also acquired VoiceCom Systems in 1997, which provided 800-based corporate voice mail and calling card services. Both the Voice-Tel and VoiceCom Systems acquisitions, as well as the Orchestrate product offering, provide the basis of the Voicecom business unit. In 1998, PTEK acquired Xpedite, a provider of domestic and international fax services. Also in 1998, the Company acquired the international affiliates of Xpedite and other complementary international fax service providers. The Company acquired ATS in 1998, which, along with the conferencing business from the VoiceCom Systems acquisition, forms the basis of the Premiere Conferencing business unit. In 1999 the Company acquired Intellivoice, a company that was previously a consultant in developing the next generation Orchestrate product offering, Orchestrate 2000, which is marketed by the Voicecom business unit. During 1998, 1999 and 2000, the Company invested in Internet-based companies, and the Company has formed PtekVentures with dedicated resources to manage its portfolio of investments.

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

  Selling and marketing costs consist primarily of salaries and wages, travel and entertainment, advertising, commissions and facility costs associated with the functions of selling or marketing the Company's services.

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

  Depreciation and amortization includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to five years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill, customer lists, developed technology and assembled work force. Intangible assets are amortized over periods generally ranging from three to seven years.

  "Adjusted EBITDA" is defined by the Company as operating income or loss before depreciation, amortization, net legal settlements, acquired research and development costs, and restructuring, merger costs and other special charges. The Company in its earnings releases discloses Adjusted before stock-based compensation expense that is included in general and administrative expenses. See Note 17--"Related Party Transactions" of the Notes to the Consolidated Financial Statements for additional information concerning the stock-based compensation.

  Adjusted EBITDA is considered a key financial management performance indicator because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability and the effects of sales of marketable securities, the write-down of investments, and special cash or noncash charges associated with acquisitions and internal exit activities. Adjusted EBITDA provides each segment's management team with a consistent measurement tool for evaluating the operating profit of the business before investing activities, taxes and special charges. Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

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

Results Of Operations

  The following table presents the percentage relationship of certain statements of operations items to total revenues for the Company's consolidated operating results for the periods indicated:

                                                                                          Year Ended December 31,
                                                                                     --------------------------------
                                                                                       2000         1999         1998
                                                                                     ------        -----       ------
REVENUES.....................................................................         100.0%       100.0%       100.0%
TELECOMMUNICATIONS COSTS.....................................................          26.4         28.3         30.4
                                                                                     ------        -----       ------
GROSS PROFIT.................................................................          73.6         71.7         69.6
                                                                                     ------        -----       ------
 Direct operating costs......................................................          15.6         15.1         12.1
                                                                                     ------        -----       ------
CONTRIBUTION MARGIN..........................................................          58.0         56.6         57.5
                                                                                     ------        -----       ------

OPERATING EXPENSES
 Selling and marketing.......................................................          21.5         23.5         24.6
 General and administrative..................................................          18.1         21.9         17.8
 Research and development....................................................           3.2          2.6          1.2
 Depreciation................................................................           9.2         15.3         10.4
 Amortization................................................................          23.6         21.6         14.7
 Restructuring, merger costs and other special charges.......................           0.2          1.7          5.4
 Acquired research and development...........................................            --           --          3.5
 Legal settlements, net......................................................          (0.3)          --          0.3
                                                                                     ------        -----       ------
  Total operating expenses...................................................          75.5         86.6         77.9
                                                                                     ------        -----       ------

OPERATING LOSS...............................................................         (17.5)       (30.0)       (20.4)
                                                                                     ------        -----       ------

OTHER INCOME (EXPENSE)
 Interest, net...............................................................          (2.4)        (5.4)        (3.3)
 Gain on sale of marketable securities.......................................          13.6         33.2           --
 Asset impairment - investments..............................................          (3.4)          --           --
 Amortization of goodwill - equity investments...............................          (1.1)          --           --
 Other, net..................................................................          (0.1)         2.7          0.1
                                                                                     ------        -----       ------
  Total other income (expense)...............................................           6.6         30.5         (3.2)
                                                                                     ------        -----       ------

INCOME (LOSS) BEFORE INCOME TAXES............................................         (10.9)         0.5        (23.6)
INCOME TAX PROVISION (BENEFIT)...............................................           2.6          7.7         (4.8)
                                                                                     ------        -----       ------
NET LOSS.....................................................................         (13.5)%       (7.2)%      (18.8)%
                                                                                     ======        =====       ======

  The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions), with amortization expense allocated to the appropriate operating segment:

                                                                                         Year Ended December 31,
                                                                                     -------------------------------
                                                                                       2000       1999         1998
                                                                                      ------     -------      ------
REVENUES:
 Xpedite.......................................................................       $233.9     $ 242.0      $197.0
 Voicecom......................................................................        117.9       125.7       152.9
 Premiere Conferencing.........................................................         71.6        53.8        36.9
 Retail Calling Card Services..................................................         13.7        37.2        58.0
 Eliminations..................................................................         (0.2)       (0.3)         --
                                                                                      ------     -------      ------
 Totals........................................................................       $436.9     $ 458.4      $444.8
                                                                                      ======     =======      ======
OPERATING PROFIT (LOSS):
 Xpedite.....................................................................         $(37.7)    $ (30.4)     $(19.7)
 Voicecom....................................................................          (16.5)       (9.8)       23.7
 Premiere Conferencing.......................................................           (0.4)       (3.8)        1.8
 Retail Calling Card Services................................................           (1.0)      (43.8)      (27.3)
 Corporate...................................................................          (21.3)      (42.4)      (28.5)
 Eliminations................................................................           (0.2)       (0.3)         --
 Restructuring, merger costs and other special charges.......................           (0.7)       (7.6)      (24.1)
 Acquired research and development...........................................             --          --       (15.5)
 Legal settlements, net......................................................            1.4          --        (1.5)
                                                                                      ------     -------      ------
 Totals......................................................................         $(76.4)    $(138.1)     $(91.1)
                                                                                      ======     =======      ======
ADJUSTED EBITDA:
 Xpedite.....................................................................         $ 55.0     $  61.2      $ 54.1
 Voicecom....................................................................           13.1        13.9        51.0
 Premiere Conferencing.......................................................           14.7         9.0         7.0
 Retail Calling Card Services................................................            1.6        (5.8)      (22.1)
 Corporate...................................................................          (17.6)      (39.2)      (28.2)
 Eliminations................................................................           (0.2)       (0.3)         --
                                                                                      ------     -------      ------
 Totals......................................................................         $ 66.6     $  38.8      $ 61.8
                                                                                      ======     =======      ======


Analysis

  The Company's financial statements reflect the results of operations of Xpedite, Xpedite international affiliates, ATS and Intellivoice from the date of their respective acquisition. These acquisitions have been accounted for under the purchase method of accounting.


Revenues

  Consolidated revenues decreased 4.7% to $436.9 million in 2000 from $458.4 million in 1999, and increased 3.1% in 1999 when compared to consolidated revenues of $444.8 million in 1998. Revenues in the Company's operating segments increased as follows:

  . Xpedite revenues decreased 3.3% to $233.9 million in 2000 versus $242.0 million in 1999, and increased 22.8% in 1999 compared to $197.0 million in 1998. The decrease in 2000 was primarily attributable to the strength of the U.S. dollar relative to other global currencies, revenue declines in Xpedite's real-time product offering in the Asia/Pacific region, as well as continued pricing pressure in the market for certain of Xpedite's legacy fax services. The reduction in the Asia/Pacific region is directly related to the deregulation of telecommunications services in that region. Xpedite began the exit from the real-time fax and telex business in certain Asian markets during the fourth quarter of 2000. The revenue decrease in 2000 was partially offset by growth in Xpedite's new service offerings. The increase in 1999 was attributable to
     (1) twelve months of revenue in 1999 versus ten months in 1998 from Xpedite Systems which was acquired in 1998 and accounted for under the purchase method of accounting, (2) growth in this unit's Asia/Pacific region and (3) acquisitions made in this segment's European region during the second quarter of 1999.

  . Voicecom revenues decreased 6.2% to $117.9 million in 2000 and decreased 17.8% to $125.7 million in 1999. The decrease in 2000 was due to declines in the voice messaging product line. Declines in this product line were attributable to the exit of selling into the small office/home office market and weakness in Voicecom's largest multilevel marketing customer. These declines were offset in part by the post-sale management services agreement associated with the retail calling card customer base. See footnote 6 for a further discussion of this sale. The decrease in 1999 was attributable to the expiration of revenue commitments under the strategic alliance agreement with WorldCom in September 1998, the bankruptcy of two wholesale calling card customers in the second quarter of 1998, weakness in Voicecom's largest multilevel marketing customer and customer attrition in Voicecom's corporate voice messaging revenue channel. These decreases were partially offset by increases in revenue from Voicecom's IVR services.

  . Premiere Conferencing revenues increased 33.1% to $71.6 million in 2000 and increased 45.8% to $53.8 million in 1999. The increase in 2000 is primarily attributable to growth in Premiere Conferencing's automated conferencing service, Ready Conference, which allows unscheduled and unattended conferences calls 24 hours a day, 7 days a week. The increase in 1999 is attributed to (1) twelve months of revenue in 1999 versus nine months in 1998 for ATS, which was acquired in the second quarter of 1998 and accounted for under the purchase method of accounting, and (2) increases from its unattended conferencing product.

  . Retail Calling Card Services revenues decreased 63.2% to $13.7 million in 2000 and decreased 35.9% to $37.2 million in 1999. The decrease in 2000 is primarily due to the sale of the customer base related to this segment in August 2000. The Company had been seeking a sale since the third quarter of 1999 when it decided to discontinue actively acquiring new customers. See footnote 6 for a further discussion of this sale. The decrease in 1999 was attributable to (1) the exiting of unprofitable prepaid calling card programs in the third quarter of 1998, (2) management's decision in the first quarter of 1998 to discontinue its unprofitable direct response advertising in in-flight magazines for its Premiere Worldlink calling card and (3) management's decision in 1999 to discontinue unprofitable direct response advertising of its Premiere Worldlink calling card program with its co-branding partners.


Gross Margins

  Consolidated gross profit margins were 73.6%, 71.7% and 69.6% in 2000, 1999, and 1998, respectively. Gross margins in the Company's operating segments were as follows:

  Xpedite gross profit margins were 70.0%, 68.3%, and 64.9% in 2000, 1999, and 1998, respectively. Gross margins increased in 2000 due to decreases in per minute telecommunications rates for the Xpedite worldwide network, as well as a new agreement with a supplier in France which improved European telecommunication rates in particular. Lower telecommunications costs have become the general industry trend over the past two years.

  Voicecom gross profit margins were 77.2%, 79.8% and 81.1% in 2000, 1999 and 1998, respectively. Gross margins declined in 2000 primarily due to increased network costs associated with the development of Orchestrate, increases in lower margin business associated with the post-sale management services agreement related to the retail calling card customer base sale, and revenue declines in the voice messaging product customer base which is operated primarily on a fixed cost local access network. These declines were offset in part by decreases in telecommunications delivery costs. Gross margins declined in 1999 primarily due to the expiration of the WorldCom revenue commitments, offset by lower fixed telecommunications costs.

  Premiere Conferencing gross profit margins were 81.3%, 78.3%, and 77.0% in 2000, 1999, and 1998, respectively. Gross margins increased in 2000 and 1999 primarily due to decreases in telecommunications delivery costs.

  Retail Calling Card Services gross profit margins were 61.9%, 56.2% and 48.1% in 2000, 1999 and 1998, respectively. Gross margins increased in 2000 due to the negotiation of lower per minute telecommunications rates with the providers of these services. Gross margins increased in 1999 due to (1) the exit of the prepaid calling card business in the third quarter of 1998, which had inherently lower gross margins due to the mix of this business being primarily international, and (2) lower per minute telecommunications rates offered by its telecommunications providers.

Direct operating costs

  Consolidated direct operating costs as a percent of revenues were 15.6%, 15.1% and 12.1% in 2000, 1999, and 1998 respectively. While direct operating costs fell by $1.2 million in 2000 compared to 1999, as a percentage of revenue these costs increased slightly, from 15.1% of revenue in 1999 to 15.6% of revenue in 2000. The increase in direct operating costs in 2000 as a percent of revenue is primarily attributable to growth in the Premiere Conferencing operating segment which has inherently higher direct operating costs as a percentage of revenue from its attended conferencing product offering.

Selling and marketing

  Consolidated selling and marketing costs as a percent of revenues were 21.5%, 23.5% and 24.6% in 2000, 1999 and 1998, respectively. These costs fell by approximately $14.0 million in 2000 when compared to 1999, with significant decreases at both the Voicecom and Retail Calling Card operating segments ($12.9 million and $10.6 million, respectively). Xpedite and Premiere Conferencing experienced increases of $5.8 million and $4.8 million, respectively, when compared to 1999 levels. At Voicecom, the decrease in direct sales and marketing costs as a percentage of revenues in 2000 is attributable in part to a reduction of 122 employees in the latter half of 1999 that was undertaken as part of the plan to decentralize the Company. In addition, further sales force reductions were made at Voicecom in 2000, as Voicecom exited the small office/home office direct sales channel. Significant reductions in direct advertising costs associated with Orchestrate also contributed to the decrease at Voicecom. The decrease within the Retail Calling Card operating segment is primarily attributable to the discontinuance of efforts to acquire new customers. The increase at Xpedite is primarily related to the ramp up of sales and marketing efforts relating to this operating segment's new service offerings, while the increase at Premiere Conferencing is principally due to the significant growth in revenue in this operating segment from 1999 to 2000.

General and administrative

  Consolidated general and administrative costs as a percent of revenues were 18.1%, 21.9% and 17.8% in 2000, 1999 and 1998, respectively. Excluding approximately $16.1 million of one-time charges in 1998, $13.1 million in 1999 and $1.2 million in 2000, consolidated general and administrative costs as a percent of revenues were 17.8%, 19.1% and 14.2% in 2000, 1999 and 1998, respectively.

  The one-time events in 1998 consisted of $8.4 million of bad debt expense related to bankruptcies of two wholesale calling card customers, $2.3 million of start-up costs, primarily executive compensation, incurred in the start-up of Orchestrate, $1.5 million related to stay bonuses earned in connection with the post-merger period of the Xpedite acquisition and $3.9 million of asset impairment and other costs.

  The one-time events in 1999 consisted of restricted stock grants to certain executives of a limited number of Company-owned shares held in certain strategic equity investments. These Company-owned shares included

168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action the Company recorded $13.1 million of non-cash expense related to the partial vesting of these grants. The Company recorded an additional non-cash charge of $1.2 million in 2000 related to the vesting of the grants. In 2001 and 2002, the Company will be required to expense $38,000 and $12,000, respectively, for the vesting period associated with the remaining unvested grants.

  General and administrative costs excluding one-time charges decreased to 17.8% of revenues in 2000. The overall decrease in general and administrative costs of $21.7 million is related to reduced corporate overhead stemming from the Company's third quarter 1999 restructuring initiative. Revenue declines in the Xpedite and Voicecom segments partially offset the improvement in general and administrative costs as a percent of revenue. The significant increase in general and administrative costs excluding one-time events in 1999 as a percent of revenue from 14.2% to 19.1% was primarily driven by (1) significant revenue reductions in the Voicecom and Retail Calling Card segments as outlined in the revenue section of this discussion and (2) the continued build out of the Company's corporate infrastructure in late 1998 and early 1999. Both of these factors combined to outweigh gains made from the administrative reductions realized as part of the restructuring plans of the Voice-Tel and VoiceCom Systems acquisitions. Realizing this continued trend, management acted in the third quarter of 1999 on an aggressive workforce reduction at its Corporate operating segment to reverse this unfavorable trend. For a further outline of this plan, see the restructuring, merger and other special charges section of this discussion.

Research and development

  Consolidated research and development costs as a percent of revenues were 3.2%, 2.6% and 1.2% in 2000, 1999 and 1998, respectively. From 1998 to 2000, the
Company's research and development activities focused on developing new products and services in each of its operating segments. The increases in 2000 were attributable to Xpedite's development of its new service offerings, messageREACH and voiceREACH, Premiere Conferencing's continued development of ReadyConference and VisionCast, and Voicecom's continued development of Orchestrate. Increases in 1999 were primarily associated with Voicecom's development of Orchestrate.

Depreciation

  Consolidated depreciation costs as a percent of revenues was 9.2%, 15.3% and 10.4% in 2000, 1999 and 1998, respectively. Depreciation costs in the Company's operating segments were as follows:

  . Xpedite depreciation costs were 5.1%, 5.9% and 8.4% of segment revenues in 2000, 1999 and 1998, respectively. The decrease in expense as a percent of revenues resulted from the reduction in depreciation attributed to assets becoming fully depreciated during the year. Increased depreciation resulting from capital additions to Xpedite's network did not have a significant impact on depreciation for 2000, as a large portion of these additions occurred in the latter part of 2000. The decrease in expense as a percent of revenues from 1998 to 1999 was primarily due to increased business on existing capacity of Xpedite's network and the aging of the network without significant capital additions to increase capacity.

  . Voicecom depreciation costs were 15.2%, 17.4% and 12.6% of segment revenues in 2000, 1999 and 1998, respectively. The increase in expense as a percent of revenues from 1998 to 2000 is attributable to the revenue decreases outlined in the revenue section of this discussion, maintaining the same network capacity during this period of decline and placing into service the Orchestrate network over this time period.

  . Premiere Conferencing depreciation costs were 8.4%, 7.8% and 5.7% of segment revenues in 2000, 1999 and 1998, respectively. The increase in expense as a percentage of revenues in 2000 and 1999 is attributable to capital additions required to build out the infrastructure necessary to support the deployment and growth of its unattended conferencing service, which management of this segment believes will continue to grow over the next several years.

  . Retail Calling Card depreciation costs were 19.0%, 87.6% and 14.1% of segment revenues in 2000, 1999 and 1998, respectively. The decrease in expense as a percent of revenues from 1999 to 2000 is attributable primarily to the shortening of the useful life of telecommunications equipment from five to seven years in the fourth quarter of 1998 to 15 months. The useful life of this substantial amount of equipment was related to management's decision to cease actively acquiring customers in this operating segment and eventually to sell its customer base. The increase in expense as a percent of revenues from 1998 to 1999 is attributable to (1) significant declines in the revenues base as outlined in the revenues section of this discussion, and (2) management's decision in the fourth quarter of 1998 to reduce the remaining useful lives of certain equipment from two to five years to twelve to fifteen months, as a result of management's decision in the third quarter of 1999 to cease acquiring new customers in this segment and exit this business.

  . Corporate depreciation costs were $2.1 million, $1.6 million and $0.2 million in 2000, 1999 and 1998, respectively. The increase in depreciation from 1999 to 2000 resulted from shortening the useful lives of certain purchased administrative software that was either outsourced or replaced with less expensive alternatives. The increase in these costs from 1998 to 1999 was attributable primarily to the installation of new management information systems, new financial management systems and increased computer equipment purchases. The new computer equipment purchases were due in part to the infrastructure build out at the corporate level during 1998 and early 1999. The new management information systems and financial systems were put in place as an overall consolidation of the various legacy systems acquired through the acquisitions of Voice-Tel, VoiceCom Systems, Inc., ATS and Xpedite and to address Year 2000 concerns.

Amortization

  Consolidated amortization as a percent of revenues was 23.6%, 21.6% and 14.7% in 2000, 1999 and 1998, respectively. The increase in amortization expense as a percent of revenues from 1999 to 2000 was primarily due to the shortening of the estimated remaining useful life of Internet portal rights from three years to one year from the WebMD co-marketing agreement. The increase in amortization expense as a percent of revenues from 1998 to 1999 was due to (1) twelve months in 1999 versus ten months in 1998 of amortization related to Xpedite, (2) twelve months in 1999 versus nine months in 1998 of amortization related to ATS, in addition to a full year of amortization under shortened lives in 1999 versus three months in 1998, (3) a full year of amortization in 1999 under a shortened life related to the WorldCom strategic alliance contract versus three months in 1998, (4) a full year of amortization of Voice-Tel goodwill and customer lists under shortened lives versus three months in 1998 and (5) additional amortization from the acquisitions of Xpedite's French affiliate in the second quarter of 1999 and the acquisition of Intellivoice in the third quarter of 1999, both accounted for under the purchase method of accounting. The increase in amortization expense as a percent of revenues in 2000 resulted from the acquisition of customer lists by Xpedite and declines in revenue in both the Xpedite and Voicecom segments.

  In 2000, the Company amortized goodwill created by investments that were accounted for under the equity method of accounting. Companies in which the Company owns 50% or less of the equity ownership, but over which significant influence is exercised, are accounted for under the equity method. The amount by which the Company's investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period. Amortization related to equity investments totaled $4.9 million in 2000 and is included in the statement of operations as amortization of goodwill-equity investment.

Net interest expense

  Net interest expense was $10.6 million, $24.7 million and $14.7 million in 2000, 1999 and 1998, respectively. Net interest expense decreased in 2000 versus 1999 primarily due to the following factors:

  . In December 1999, PTEK utilized proceeds from the sale of a portion of its holdings in WebMD to pay off obligations under a credit facility totaling approximately $142.8 million. This credit facility was terminated at the time of the pay off.

  . Interest income on the average balance of marketable securities that the Company held increased during 2000 versus 1999.

  Net interest expense increased in 1999 versus 1998 primarily due to the following factors:

  . Increased average borrowings in 1999 versus 1998 under the Company's credit facility that was assumed as part of the Xpedite acquisition in 1998. The increase in average borrowings in 1999 was principally related to certain international acquisitions made by Xpedite in 1999, and for capital expenditures related to product development.

  . Interest income on the average balance of marketable securities in debt and mutual funds that the Company held decreased during 1999 versus 1998. The reduced interest income on marketable securities was due to the Company's liquidation of certain debt and mutual fund holdings in the early part of 1998, which was used, in part, to fund investments and general capital expenditure needs.

Legal settlements, net

  Legal settlements, net were $(1.4) million, $0.0 million and $1.5 million in 2000, 1999 and 1998, respectively. See Note 18--"Commitments and Contingencies" of the Notes to the Consolidated Financial Statements and "Legal Proceedings" under Item 3 of Part I of this document.

Acquired research and development costs

  Acquired research and development costs of $15.5 million expensed in 1998 were associated with the acquisition of Xpedite. This cost represents the value assigned to research and development projects in the developmental stage, which had not reached technological feasibility at the date of the acquisition. The acquired research and development was valued using the income approach, which consisted of estimating the expected after-tax cash flows attributable to this asset over its life and converting this after-tax cash flow to present value through discounting. See Note 8--"Acquisitions" in Notes to Consolidated Financial Statements for additional information.


Asset Impairment-Investments

  The Company continually evaluates the carrying value of its ownership interests in investments in the PtekVentures portfolio that are accounted for using the cost or equity method of accounting for possible impairment based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees.

  The Company's portfolio companies operate in industries that are rapidly evolving and extremely competitive. Recently, many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000. The Company's accounting estimates with respect to the useful life and ultimate recoverability of its carrying basis including goodwill in portfolio companies could change in the near term and the effect of such changes on the financial statements could be material. While the Company currently believes that the recorded amount of carrying basis including goodwill as of December 31, 2000 is not impaired, there can be no assurance that future results will confirm this assessment. During the fourth quarter of 2000, the Company determined that certain of these investments were impaired and that the impairment was not temporary. Accordingly, the Company recorded an impairment charge of approximately $15.0 million, which is included in the accompanying consolidated statements of operations under "Asset impairment-investments."


Adjusted EBITDA

  Consolidated Adjusted EBITDA was $66.6 million or 15.2% of revenues in 2000, $38.8 million or 8.5% of revenues in 1999, and $61.8 million or 13.9% of revenues in 1998.

  . Xpedite Adjusted EBITDA was $55.0 or 23.5% of segment revenues, $61.2 million or 25.3% of segment revenues, and $54.1 million or 27.5% of segment revenues in 2000, 1999, and 1998, respectively. The decrease in Adjusted EBITDA from 1999 to 2000 was primarily due to the strength of the U.S. dollar relative to other global currencies, increased pricing pressure in the market for certain of Xpedite's legacy fax services, and increased investment in sales and marketing efforts associated with the launch of new service offerings. Additionally, pricing for certain of Xpedite's products (real-time fax in particular) in the Asia/Pacific region deteriorated dramatically in 2000 compared to 1999, contributing to the Adjusted EBITDA decline. These pricing reductions were directly related to the deregulation of telecommunications services in that region. Xpedite began the exit from the real-time fax and telex business in certain Asian markets during the fourth quarter of 2000. The increase in Adjusted EBITDA to $61.2 million in 1999 was related to twelve months of operating results for Xpedite versus ten months in 1998. The decline as a percent of revenue was primarily driven by lower Adjusted EBITDA acquisitions made in Europe in the latter half of 1998 and the first half of 1999, along with start up costs associated with the acquisition of a customer list in the Asia/Pacific region of this business unit.

  . Voicecom Adjusted EBITDA was $13.1 million or 11.1% of segment revenues, $13.9 million or 11.1% of segment revenues and $51.0 million or 33.4% of segment revenues in 2000, 1999 and 1998, respectively. EBITDA margin remained flat as a percentage of revenue primarily due to personnel cost reductions in the sales force during late 1999 and 2000. Also contributing were declines in direct advertising costs associated with Orchestrate. The decrease in Adjusted EBITDA in 1999 is attributable to (1) the expiration of revenue commitments from the Worldcom strategic alliance contract in which little or no telecommunications or selling, general or administrative costs existed in this high margin offering, (2) increased research and development costs associated with Orchestrate, (3) decreases in high margin messaging revenues with very little or no selling, general or administrative costs associated, such as the Amway distribution channel and certain corporate messaging customers in which Voicecom provides only maintenance services and (4) the bankruptcy of two significant high margin wholesale calling card customers in which Voicecom incurred very little or no telecommunications costs or selling, general or administrative costs. These decreases were offset, in part, by administrative and customer service workforce reductions as part of the restructuring plan associated with the reorganization of the Company into CES and EES during the fourth quarter of 1998. For a further discussion of this reorganization plan, see the restructuring, merger and other special charges section of this discussion. The decrease in Adjusted EBITDA in 1999 was, to a lesser extent, caused by the same conditions which drove the decrease in 1999, along with bad debt expenses associated with the bankruptcy of two wholesale calling card customers.

  . Premiere Conferencing Adjusted EBITDA was $14.7 million or 20.5% of segment revenues, $9.0 million or 16.7% of segment revenues and $7.0 million or 19.0% of segment revenues in 2000, 1999 and 1998, respectively. The increase in Adjusted EBITDA in 2000 was primarily driven by growth in automated conferencing services, ReadyConference, which carry higher margins than fully attended conferencing services. The increase in Adjusted EBITDA in 1999 was primarily driven from twelve months of operations for ATS versus nine months of operations in 1998. The decline in Adjusted EBITDA as a percent of revenue in 1999 is due to start-up costs associated with sales and marketing efforts in growing the segment's unattended conferencing product offering.

  . Retail Calling Card Adjusted EBITDA was $1.6 million or 11.7% of segment revenues, $(5.8) million or (15.6)% of revenues and $(22.1) million or (38.1)% of segment revenues in 2000, 1999 and 1998, respectively. The trend to positive Adjusted EBITDA in 2000 is attributable mainly to all of the initiatives mentioned below that improved Adjusted EBITDA between the years 1998 and 1999. The decrease in negative Adjusted EBITDA in 1999 is attributable (1) the exiting of unprofitable prepaid calling card programs in the third quarter of 1998, (2) management's decision in the first quarter of 1998 to discontinue its unprofitable direct response advertising in in-flight magazines for its Premiere Worldlink calling card and (3) management's decision in 1999 to discontinue unprofitable direct response advertising of its Premiere Worldlink calling card program with its co-branding partners. In the third quarter of 1999, management decided not to actively seek to acquire any new customers in this segment because it determined that the cost of acquiring such customers outweighed the revenues that these customers could generate for the Company. PTEK sold the revenue base associated with this operating segment effective August 1, 2000.

  . Corporate Adjusted EBITDA was $(17.6) million or (4.0)% of consolidated revenues, $(39.2) million or (8.6)% of consolidated revenues, and $(28.2) million or (6.3)% of consolidated revenues in 2000, 1999 and 1998, respectively. Costs associated with this segment are personnel, professional, legal and travel costs associated with managing the holding company, managing PtekVentures' investment portfolio and exploring strategic initiatives. Excluding one-time costs of $1.2 million in 2000, $13.1 million in 1999 and $9.3 million in 1998, Adjusted EBITDA for those three years would have been $(16.4) million or (3.8)% of consolidated revenues, $(26.1) million or (5.7)% of consolidated revenues and $18.9 million or (4.2)% of consolidated revenues, respectively. One time costs in 2000 and 1999 were related to amortization and other costs associated with the restricted stock granted in 1999, as discussed in Note 17--"Related Party Transactions." One time costs in 1998 were associated with a note receivable write-off associated with the bankruptcy of a strategic wholesale calling card partner, start-up costs, primarily executive compensation, incurred in the start-up of its Orchestrate.com, Inc. subsidiary, stay bonuses earned in connection with the post-merger period of the Xpedite acquisition and asset impairment and other costs. Adjusted EBITDA improved by $21.6 million from 1999 to 2000 as a result of reduced administrative overhead costs associated with the decentralized strategy implemented in the third quarter of 1999. This strategy consisted of reducing all nonstrategic overhead costs at Corporate and to push down administrative duties to each operating segment where such costs could be managed more efficiently. General and administrative costs related to managing the PtekVentures investment portfolio reduced the improvement in Adjusted EBIDTA from 1999 to 2000 by $2.0 million. The PtekVentures investment portfolio generated gains from sales of marketable securities of $59.7 million and $152.1 million, in 2000 and 1999, respectively, which are not included in Adjusted EBITDA. The increase in negative Adjusted EBITDA at the Corporate level in 1998 versus 1997 was primarily driven by the build out of a corporate infrastructure in the latter half of 1998 and the first half of 1999.


Effective income tax rate

  In 2000, 1999 and 1998, the Company's effective income tax rate varied from the statutory rate, primarily as a result of nondeductible goodwill amortization associated with the Company's acquisitions in 1998 and 1999, which have been accounted for under the purchase method of accounting. In 1998, the Company's effective income tax rate varied from the statutory rate primarily as a result of nondeductible goodwill amortization associated with the Company's acquisitions, which have been accounted for under the purchase method of accounting See Note 19--"Income Taxes" in the Notes to Consolidated Financial Statements for additional information.


Liquidity and capital resources

  Operating cash flows and working capital. Consolidated operating cash flows were $17.9 million, $9.9 million and $22.2 million in 2000, 1999 and 1998, respectively. Excluding payments for restructuring, mergers and other special charge activities, operating cash flows would have been $22.3 million, $18.8 million and $37.2 million in 2000, 1999 and 1998, respectively.

     Increased operating cash flows of $8.0 million are mainly attributable to a decrease in interest paid and general and administrative expenses, proceeds from the WorldCom settlement, and a decrease in restructuring payments. Offsetting the increases to cash flow were tax payments of $17.1 million and an increase in accounts receivable. The payment of approximately $17.1 million in income taxes is associated primarily with the gain on the sale of WebMD and S1 shares in 1999 and 2000. The sale of these investments utilized substantially all of the Company's domestic net operating loss carryforwards, causing the Company to be subject to income taxes for the fiscal years ended December 31, 2000 and 1999. Under accounting principles generally accepted in the United States, taxes paid must be presented in the cash flows from operating activities regardless of their sources. The Company anticipates future tax liabilities on subsequent gains from the sale of its marketable securities.

  Reduced operating cash flows from 1998 to 1999 of approximately $12.3 million was attributable primarily to the decline in revenues from the Company's WorldCom strategic alliance and increased interest paid on a revolving loan facility due to increased borrowings outstanding during 1999. Increased interest paid during 1999 versus 1998 was approximately $13.8 million.

  Investing activities. Consolidated investing activities (used) provided cash of approximately $(6.5) million, $107.2 and $21.3 million in 2000, 1999 and 1998, respectively. Investing activities in the Company's operating segments are discussed below.

  . Xpedite investing activities (used) cash of $(17.1) million, $(14.7) and $(11.8) million in 2000, 1999 and 1998, respectively. Investing activities in this unit for all three years were primarily expenditures related to expansion of capacity on Xpedite's network.

  . Voicecom investing activities (used) cash of $(10.1) million, $(9.5) million and $(25.7) million in 2000, 1999 and 1998, respectively. Investing activities in this unit for 2000 were primarily for equipment purchases to replace dated equipment in the voice mail network, software and equipment purchases for development of Orchestrate 2000 and expansion of its call center IVR services with Bank of America. Investing activities in this unit for 1999 were primarily for equipment and software purchases to develop the latest version of Orchestrate, Orchestrate 2000, and replacement of dated equipment in the voice mail network. In addition, this segment received approximately $7.9 million of cash in connection with a note receivable from a wholesale calling card customer.

  . Premiere Conferencing investing activities (used) cash of $(7.1), $(9.7) and $(7.3) million in 2000, 1999, and 1998, respectively. Investing activities in 2000 and 1999 were primarily for the build out of the infrastructure necessary to support the deployment and growth of its unattended conferencing service and, in 1999, the build out of this segment's new headquarters.

  . Retail calling card investing activities (used) cash of $(11.2) million in 1998. Investing activities in 1998 were primarily for replacement of dated switching equipment in the retail calling card network. No capital expenditures were incurred in 2000 or 1999 due to management's decision to exit major marketing channels in 1999 and the eventual sale of retail calling card the third quarter of 2000.

  . Corporate investing activities provided cash of $27.9 million, $141.0 million and $50.9 million in 2000, 1999 and 1998, respectively. Cash provided in 2000 was primarily from sales of investments in Corporate's PtekVentures investment portfolio of which a portion of those sale proceeds were used to invest in additional PtekVentures portfolio companies and to pay for taxes on prior and current year portfolio gains. Cash provided in 1999 was primarily from the sale of shares in WebMD. The proceeds from this sale were used in part to pay off the Company's revolving loan facility in December 1999. Cash provided in 1998 was from the sale of various marketable securities, mutual fund investments and municipal obligations. These sale proceeds were used primarily for various capital needs of the operating segments, the acquisition of ATS and various international fax businesses.

  Financing activities. Consolidated financing activities (used) cash of approximately $(2.4) million, $(120.9) and $(46.1) million in 2000, 1999 and 1998, respectively. Financing activities are managed in the Company's

Corporate operating segment. The Company's financing activities in 2000 included $3.3 million from the Company's purchase of approximately 1.2 million shares of its stock under a stock repurchase program, issuance of a shareholder note of $2.8 million and reduction of $3.2 million of debt. The debt payments included $1.2 million in foreign loans at Xpedite, $1.8 million in notes payable assumed by the Company in connection with the Voice-Tel and VoiceCom Systems acquisitions and $0.2 million in debt at Conferencing. Offsetting the cash used in financing activities were proceeds from stock options totaling $6.9 million. The Company's principal financing activity in 1999 was the repayment and termination of its revolving loan facility on December 15, 1999. This loan facility was paid off with proceeds from the sale of 3.5 million shares of its investment in WebMD. The proceeds from this sale were approximately $154.4 million. Annualized interest savings from the loan facility repayment are approximately $18.0 million. The Company's principal financing activities in 1998 were payments of $29.8 million on its revolving loan facility, $9.1 million from the Company's purchase of approximately 1.1 million shares of its stock under a stock repurchase program and the payment of $5.5 million of the proceeds from the previous years employee stock options for employer taxes associated with those employee options.

  At December 31, 2000, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company's various restructuring plans, capital lease obligations, commitments under its strategic alliance with WebMD, and semiannual interest on the Company's convertible subordinated notes.

  On September 29, 2000 the Company entered into a credit agreement (the "Agreement") for a one-year revolving credit facility with ABN AMRO Bank N.V.(the "Bank" or "Agent"). The Agreement provides for borrowings of up to $20.0 million, and is subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, unless the Agreement is extended. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the Agreement is, at the Company's option, (i) the Agent's Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. At December 31, 2000 no amounts were outstanding under the Agreement.

  Management believes that cash, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company's capital expenditure requirements of its operating units and investment initiatives of PtekVentures for the foreseeable future. It is anticipated that cash flow needed to support PtekVentures' investing activities will be significantly lower in 2001 than in 2000. At December 31, 2000, approximately $16.0 million of cash and equivalents resided outside of the United States compared to $10.3 million at December 31, 1999. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of PTEK and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Foreign exchange gains or losses on intercompany loans deemed temporary in nature are recorded in the determination of net income. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, the cash flows from the operating segments and other factors, the Company may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.


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

  The balance at December 31, 2000 represents the remaining severance reserve for former executive management. In the twelve month period ended December 31, 2000, cash severance payments made to eight former executives was $1.1 million. The company expects to pay the remaining severance reserve balance of $0.6 million to one former executive over the next thirteen months.

  The asset impairment charges of $4.7 million related to certain switching equipment associated with the Company's enhanced calling services. This switching equipment was determined to be no longer operational due to the reduced volume of business associated with the enhanced calling services product. These two switches were purchased by the Company in the second quarter of 1998 but were never placed into service. They remained idle due to the bankruptcy of two license customers that had significant volumes of business with the Company. During the third quarter of 1998 management looked for alternative uses for this equipment including the use in potential prepaid calling card business and international calling card programs. During the fourth quarter of 1998, management reorganized the Company into two business units, CES and EES. The new management of these units decided at that time that forecasted volume for the type of business used for these switches over the switches useful lives would not justify the additional capacity that these switches brought to the Company's network. Either potential buyers would be sought or the switches would be used for spare parts on like switches in the Company's network. Therefore the Company charged a valuation reserve in the fourth quarter of 1998 to reduce the asset carrying value to its estimated scrap value. The Company sold these two switches for scrap value during 2000. No additional losses were incurred.

  The charge taken for contractual obligations for $0.4 million was associated with management's plan to exit the Voice-Tel corporate headquarters and a certain Xpedite operational site. The charge of $1.4 million in other costs included increased estimates of exit costs associated with management's revised plan to terminate approximately 11 managers associated with previous acquisitions, the exit of the Voice-Tel corporate headquarters and the exit of various Voice-Tel regional administrative functions.

  The reversals in 1999 for contractual obligations and other costs resulted from the fact that management's original estimate exceeded the actual payments.


Decentralization of Company

  In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the two EES and CES operating units into three operating business units, a retail calling card business, and a holding company. The $8.2 million charge is comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs.

  Severance benefits provided for the termination of 203 employees, primarily related to corporate administrative functions, direct sales force and operation of under-performing operating segments in the former EES and CES groups. Of the 203 severed employees, 114 were from the Voicecom operating segment, 61 from the Xpedite operating segment and 28 from Corporate headquarters. The reduction made to the Voicecom and Xpedite operating segments allowed for the transfer to those segments of approximately 70 employees who had performed centralized administrative functions at Corporate. As of December 31, 1999, all 203 employees were terminated. Annual savings of approximately $13.1 million were realized from these terminations. The balance at December 31, 1999 for severance and exit costs represents the remaining reserve for future cash severance and exit payments to former corporate executive management and various management in the former CES group that were terminated in 1999. These remaining cash payments were disbursed during the first nine months of 2000. During 2000, cash severance payments totaled $3.2 million. In the third quarter of 2000, the Company recognized as income $0.6 million of accrued severance and exit payments upon completion of the severance program associated with the decentralization of the Company. This amount represents actual exit costs that were below planned exit costs, relating to the decentralization plan for the European and Asia/Pacific regions of the Company's Xpedite operating segment.

  Lease termination costs are attributable to the abandonment of a facility under the Retail Calling Card Services segment. Lease termination costs are cash outlays. The Company incurred $0.7 million in costs in 1999 in terminating this lease. Other costs were attributable to site clean up and exit team travel costs to exit one facility in the Xpedite segment. The Company incurred $0.1 million of costs that were cash outlays in the fourth quarter of 1999 to close this facility. In the first quarter of 2000, the Company paid $82,000 in lease termination and exit costs.

  As the decentralization plan of the Company was completed and no further payments are expected by management, the remaining balance of the reserve totaling $0.6 million was reversed in the third quarter of 2000.


Exit of Asia Real-Time Fax and Telex Business

  During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's decision to exit its legacy real-time fax and telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The $1.4 million charge included asset impairments totaling $0.8 million, contractual and other obligations totaling $0.4 million and severance costs of $0.2 million.

  The asset impairments included the write-down of furniture and fixtures and real-time fax equipment including autodialers, faxpads and computers. The valuation was based on the net realizable value of the assets as of December 31, 2000. All equipment costs were incurred in conjunction with the closing of the real-time fax operations in Malaysia, Singapore, Hong Kong, Taiwan and Korea.

  Contractual and other obligations are mainly cash outlays for rent on office space and telephone lines. Management anticipates the cash outlays to be completed by the first quarter of 2002.

  The severance charge includes cash severance payments made to 67 employees. The Company expects to realize an annual savings of approximately $0.3 million from these terminations. As of December 31, 2000, the Company paid all severance benefits and does not expect any further payments.


New Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No.133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of these three statements, the Company expects no material impact to its financial position.

                      FACTORS AFFECTING FUTURE PERFORMANCE


YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES WE DESCRIBE BELOW BEFORE INVESTING IN PTEK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT COULD DEVELOP. OTHER RISKS AND UNCERTAINTIES THAT WE HAVE NOT PREDICTED OR EVALUATED COULD ALSO AFFECT OUR COMPANY. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY HARMED, AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, RESULTING IN THE LOSS OF ALL OR PART OF YOUR INVESTMENT.


                         Risks Related to Our Industry

The markets for our products and services are intensely competitive and we may not be able to compete successfully against existing and future competitors, which may make it difficult to maintain or increase our market share and revenue.

  The markets for our products and services are intensely competitive and we expect competition to increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, more robust product offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands, and they may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their product and service offerings and that new competitors are likely to enter our markets. Existing and new competitors may attempt to integrate their products and services, resulting in greater competition. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenue.


The development of alternatives to our products and services may cause us to lose customers and market share, and may hinder our ability to maintain or grow our revenue.

  The market for our products and services is characterized by rapid technological change, frequent new product introductions and evolving industry standards. We expect new products and services, and enhancements to existing products and services, to be developed and introduced that will compete with our products and services. Technological advances may result in the development and commercial availability of alternatives to our products and services or new methods of delivering our products and services. Companies may develop and offer product features, service offerings or pricing options which are more attractive to customers than those currently offered by us. These new products or services, or methods of delivering these products or services could, among other things:

  .  cause our existing products and services to become obsolete;

  . be more cost-effective, which could result in significant pricing pressure on our products and services; or

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


                          Risks Related to Our Company


Our future success depends on market acceptance of our new products and services, which includes Orchestrate, messageREACH and ReadyConference.

Market acceptance of our new products and services often requires that individuals and enterprises accept new ways of communicating and exchanging information. A decline in the demand for, or the failure to achieve broad market acceptance of, our new products and services could hinder our ability to maintain and increase our revenue. We believe that broad market acceptance of our new products and services will depend on several factors, including:

  .  ease of use;

  .  price;

  .  reliability;

  .  access and quality of service;

  .  system security;

  .  product functionality; and

  .  the effectiveness of strategic marketing and distribution relationships.

  If we do not met these challenges, our new products and services may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these products and services.


Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on the market acceptance of our Web-enabled products and services, including Orchestrate.

  The concern regarding the security of confidential information transmitted over the Internet may prevent many potential customers from using Internet related products and services. If our Web-enabled services, such as Orchestrate and messageREACH, do not include sufficient security features, our Web-enabled products and services may not gain market acceptance, or there may be additional legal exposure. Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruption in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments in efforts to protect against a remedy of these types of security breaches. Additionally, as electronic commerce becomes more widespread, our customers will become more concerned about security. If we are unable to adequately address these concerns, we may be unable to sell our Web-enabled products and services.


If our quarterly results do not meet the expectations of public market analysts and investors our stock price may decrease.

  Quarterly revenue is difficult to forecast because the market for our services is rapidly evolving. Our expense levels are based, in part, on our expectations as to future revenue. If revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately and operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Due to all of the risk factors listed herein, it is likely that in some future quarter our operating results will be below the expectations of public market analysts and investors. In this event, the market price of our common stock will likely decline.

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

  .  the reliability and performance of our products and services;

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

  We expect that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than our technologies. We do not typically have long-term contractual agreements with our customers, and our customers may not continue to transact business with us in the future if, among other things, any of the following occur:

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

  We have historically relied on sales through Amway Corporation for a substantial portion of our revenue. Sales to Amway accounted for approximately 23.7% of our revenue in 1996, 21.8% in 1997, 9.4% in 1998, 6.8% in 1999 and
6.8% in 2000. Although total revenue from Amway has decreased significantly, Amway remains a significant customer. Our relationship with Amway and its distributors may not continue at historical levels, and there is no long-term price protection for services provided to Amway. Continued loss in total revenue from Amway or diminution in the Amway relationship, or a decrease in average sales price without an offsetting increase in volume, could hurt our financial performance and cause our stock price to decline.


If we do not attract and retain highly qualified and creative technical and support personnel we may not be able to sustain or grow our business.

  We believe that to be successful we must hire and retain highly qualified and creative engineering, product development and customer support personnel. Competition in the recruitment of highly qualified and creative personnel in the information and telecommunications services industry is intense. We have in the past experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled technical employees with appropriate qualifications. We may not be able to retain our key technical employees and we may not be able to attract qualified personnel in the future. If we are not able to locate, hire and retain qualified technical personnel, we may not be able to sustain or grow our business.

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

  We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in approximately 200 locations throughout the world. The delivery of our products and services is dependent, in part, upon our ability to protect the equipment and data at our facilities with telecommunications equipment that routes telephone calls against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time and we may experience downtime in the future. These types of service interruptions could result in the loss of significant customers, which could cause us to lose revenue. We take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded backup hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. We also maintain business interruption insurance providing for aggregate coverage of approximately $115 million per policy year. However, we may not be able to maintain this insurance in the future, it may not continue to be available at reasonable prices, and it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.


If we fail to predict growth in our network usage and add needed capacity, then the quality of our service offerings may suffer.

  As network usage grows, we will need to add capacity to our hardware and software, our facilities with telecommunications equipment that route telephone calls and our private frame relay network. This means that we continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers.


Software failures or errors may result in failure of our platforms and/or networks, which could result in increased costs and lead to interruptions in our services and losses of significant customers and revenue.

  The software that we have developed and utilized in providing our products and services, including the Orchestrate software, may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or product equipment, errors may be found in the software after the software goes into use. Any of these errors may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of customers to use our networks or the cancellation of services by significant customers. We maintain technology errors and omissions insurance coverage of $55.0 million per policy aggregate. However, we may not be able to maintain this insurance or it may not continue to be available at reasonable prices. Even if we maintain this insurance, it may not be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.


Interruption in long distance telecommunications services could result in service interruptions and a loss of significant customers and revenue.

  Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunication services on favorable terms from long distance carriers. We do not own a transmission network. As a result, we depend on WorldCom, Global Crossing and other long distance carriers for transmission of our customers' long distance calls. These long distance telecommunications services generally are procured under supply agreements with multiyear terms, some of which are subject to various early termination penalties and minimum purchase requirements. We have not experienced significant losses in the past due to interruptions of long-distance service, but we might experience these types of losses in the future.


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

  We lease capacity on the WorldCom communications network to provide network connections and data transmission within our private frame relay network. Our telecommunications agreement with WorldCom expires on December 31, 2004. We have equipment co-located at various WorldCom sites under co-location agreements that are terminable by either party upon 30 days written notice. Our ability to maintain network connections is dependent upon our access to transmission facilities provided by WorldCom or an alternative provider. We may not be able to continue our relationship with WorldCom beyond the terms of our current agreements and we may not be able to find an alternative provider on terms as favorable as those offered by WorldCom or on any other terms. If we have to relocate our equipment or change our network transmission provider, we could experience interruptions in our service and/or increased costs, which could adversely effect our customer relationships and customer retention.


Any significant difficulty obtaining equipment could lead to interruption in service and loss of customers and revenue, and technological obsolescence of our equipment could result in substantial capital expenditures.

  We do not manufacture equipment used in providing our products and services, and this equipment is currently available from a limited number of sources. Although we have not historically experienced any significant difficulty in obtaining equipment required for our operations and believe that viable alternative suppliers exist, shortages may arise in the future or alternative suppliers may not be available. Our inability to obtain equipment in the future could result in delays or reduced delivery of messages, which could lead to a loss of customers and revenue. In addition, technological advances may result in the development of new equipment and changing industry standards, which could cause our equipment to become obsolete. These events could require us to invest significant capital in upgrading or replacing our equipment.


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

  As of December 31, 2000, we had approximately $344.8 million of goodwill and other intangible assets reflected on our financial statements. We are amortizing the goodwill and other intangibles over a range of periods we believe appropriate for the assets. If the amortization period for any of these assets is accelerated due to a reevaluation of the useful life of these assets or for any other reason, amortization expense may initially increase on a quarterly basis or require a write-down of the goodwill or other intangible assets, which could cause our financial performance to suffer in future quarters.


Our articles of incorporation and bylaws and Georgia corporate law may inhibit a takeover, which may not be in the interests of shareholders.

  There are several provisions in our articles of incorporation and bylaws and Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this "blank-check" preferred stock could render more difficult or discourage an attempt to obtain control of PTEK by means of a tender offer, merger, proxy contest or otherwise. Our articles of incorporation also divide the board of directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the board of directors could make it more difficult for a third party to acquire control of PTEK because only one-third of the board is up for election each year. We are also subject to provisions of the Georgia Business Corporation Code that relate to business combinations with interested shareholders, which can serve to inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our articles of incorporation permit our board of directors and the committees and individual members of the board to consider the interests of various constituencies, including employees, customers, suppliers, and creditors, communities in which we maintain offices or operations, and other factors which they deem pertinent, in carrying out and discharging their duties and responsibilities and in determining what is believed to be our best interests.


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


One of our growth strategies is to make investments and form alliances with early-stage companies involved in emerging technologies, and these strategic investments and alliances may not be successful.

  Part of our growth strategy is to make strategic equity investments in, and form alliances with, companies involved in emerging technologies. These strategic investments allow us to develop marketing and strategic alliances, which serve as an important vehicle through which we market our own Web-enabled services, such as Orchestrate. We made investments of approximately $33.8 million in 2000, $8.0 million in 1999 and $8.8 million in 1998 to acquire initial interests, or increase existing interests, in companies engaged in emerging technologies. Since many of the companies in which we make strategic investments are small, early-stage companies, our investments are subject to the significant risks faced by these companies, which could result in the loss of our investment.


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

  We have significant positions in several public and private companies. We may from time to time sell or otherwise monetize all or a portion of these investments to provide working capital or for other business purposes. For example, in November and December 1999 we sold a significant portion of our WebMD holdings in open market transactions and used substantially all of the proceeds to repay our revolving credit facility. If we divest all or part of any equity interest, we may not receive maximum value for our position. For equity investments in publicly traded stock, we may be unable to sell our interests at then quoted market prices. Furthermore, for those equity interests that are not publicly traded, the realizable value of our interest may ultimately prove to be lower than the carrying value currently reflected in our consolidated financial statements.


The value of our business may fluctuate because the value of some of our equity investments fluctuates.

  A portion of our assets includes the equity securities of both publicly traded and non-publicly traded companies. In particular, we own a significant number of shares of common stock of WebMD, S1 and WebEx, which are publicly traded companies. The market price and valuations of the securities that we hold in these and other companies may fluctuate due to market conditions and other conditions over which we have no control. Fluctuations in the market price and valuations of the securities that we hold in other companies may result in fluctuations of the market price of our common stock and may reduce the amount of working capital we have available.


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

  A principal element of our strategic plan is the creation and maintenance of strategic relationships that will enable us to offer our products and services to a larger customer base than we could otherwise reach through our direct marketing efforts. Relationships with our strategic partners have not always been successful. Failure of one or more of our strategic partners to successfully develop and sustain a market for our services, or the termination of one or more of our relationships with a strategic partner, could hinder our ability to increase our sales and our revenue. Although we view our strategic relationships as a key factor in our overall business strategy and in the development and commercialization of our products and services, our strategic partners may not view their relationships with us as significant for their own businesses and any one of them could reassess their commitment to us in the future. The ability of our strategic partners to incorporate our products and services into successful commercial ventures will require us, among other things, to continue to successfully enhance our existing products and services and develop new ones. Our inability to meet the requirements of our strategic partners or to comply with the terms of our strategic partner arrangements could result in our strategic partners failing to market our services, seeking alternative providers of communications and information services or canceling their contracts with us.


Financial difficulties of our strategic partners or licensees could adversely impact our earnings.

  Many of the companies that have chosen to outsource their communications services to us are small or medium-sized telecommunications companies that may be unable to withstand the intense competition in the telecommunications industry. If any of our strategic partners or licensees suffer financial difficulties, it could hurt our financial performance and adversely impact our earnings. For example, during the second quarter of 1998, a licensing customer and a strategic partner in our Voicecom business unit initiated proceedings under Chapter 11 of the U.S. Bankruptcy Code. We recorded approximately $8.4 million of charges in the second quarter of 1998 associated with uncollectible accounts receivable, primarily related to these financially distressed customers. The financial difficulties of these two customers, as well as revenue shortfalls in the voice and data messaging group and other unanticipated costs and one-time charges, contributed to an after tax loss for the second quarter of 1998.


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

  We are continuing to integrate previously acquired technologies, products, service offerings and systems. We have experienced and may continue to experience difficulty integrating incompatible systems of acquired businesses into our networks. As a result, our integration plans may materially change in the future. If we cannot successfully integrate technologies, products, services and systems from acquired businesses with ours, we may not generate sufficient revenue and operational synergies may not develop. Challenges to the successful integration of acquired technologies, products, service offerings and systems include, among other things, the following:

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

  We have taken, and in the future may take, charges in connection with acquisitions, which may cause our financial performance to suffer during the period in which the charge is taken. In addition, the costs and expenses incurred may exceed the estimates upon which these charges are based. During the second quarter of 1997, we took a pre-tax charge of approximately $40.0 million in connection with the acquisition of Voice-Tel. During the third quarter of 1997, we took a pre-tax charge of approximately $14.1 million in connection with the acquisition of VoiceCom Systems. We also recorded restructuring and other special charges before income taxes of approximately $4.5 million in connection with the acquisition of Xpedite.


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


If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, it could result in substantial costs.

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

  Prior to its acquisition by us, Xpedite received a letter from Cable & Wireless, Inc. informing Xpedite that Cable & Wireless had received a demand letter from AudioFAX claiming that some Cable & Wireless products and services infringed AudioFAX's patent rights. Cable & Wireless initially sought indemnification from Xpedite for this claim. Subsequent to our acquisition of Xpedite, Cable & Wireless notified us of the AudioFAX claim and sought indemnification directly from us. In 1999, Xpedite received an additional letter from Cable & Wireless informing Xpedite of the existence of one of their patents and the potential applicability of that patent on Xpedite's products and services. In December 2000, we entered into a settlement agreement with Cable & Wireless settling all disputes over the indemnification claim and potential applicability of their patent to our products and services.

  In 1999, we received separate letters from Ronald A. Katz Technology Licensing, L.P. ("Katz") and Aerotel Limited/Aerotel USA, Inc., and in 2000 from Nortel Networks, Inc., informing us of the existence of their respective patents or patent portfolios and the potential applicability of those patents on our products and services. We are currently considering each of these matters. However, we currently lack sufficient information to assess the potential outcomes of these matters. Due to the inherent uncertainties of litigation, however, we are unable to predict the outcome of any potential litigation, and any adverse outcome could have a material effect on our business, financial condition and results of operations. Even if we were to prevail in this type of challenge, our business could be adversely affected by the diversion of management attention and litigation costs.

  Certain of our customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against such customers. We do not believe that we have an obligation to indemnify such customers; however, due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation, and any adverse outcome could have a material effect on our business, financial condition and results of operations. Even if we were to prevail in this type of challenge, our business could be adversely affected by the diversion of management attention and litigation costs.

  In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported owner of certain patents, filed suit against the Company and Premiere Communications, Inc. ("PCI") alleging that they had violated claims in these patents and requesting damages and injuncture relief. In the fourth quarter of 1999, the Company and PCI entered into a settlement agreement with Aspect, which settled and disposed of Aspect's claims in this litigation. This settlement did not and will not have a material adverse effect on the Company's business, financial condition or results of operations.


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

  We and some of our officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite shareholders) who purchased or otherwise acquired our common stock between February 11, 1997 through June 10, 1998. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss the complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under
Section 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. We filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part. We filed our answer on January 8, 2001. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation. Regardless of the outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.


Our pending shareholder litigation in the United States District Court for the Southern District of New York could be costly, time consuming and a diversion to management and, if adversely determined, could result in substantial liabilities.

  A lawsuit was filed on November 4, 1998 against us, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired our common stock as a result of the merger between Premiere and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by us in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding our acquisitions of Voice-Tel and VoiceCom Systems, our roll-out of Orchestrate, our relationship with customers Amway Corporation and DigiTEC 2000, and our 800-based calling card service. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, and against the individual defendants for violation of Section 15 of the Securities Act of 1933. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and deemed in part. The defendants filed an answer on March 30, 2000. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation. Regardless of the outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.


Our pending shareholder litigation in the Circuit Court of Jackson County, Missouri could be costly, time consuming and a diversion to management and if adversely determined, could result in substantial liabilities.

  A lawsuit was filed on or about May 19, 2000 against us in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of our acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. We removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation. Regardless of the outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.

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

  Premiere Communications, Inc. ("PCI"), our operating subsidiary that provides regulated long distance telecommunications and operator services, is subject to regulation by the FCC and by various state public service and public utility commissions, and is affected by regulatory decisions, trends and policies made by these agencies. Various international authorities may also seek to regulate the long distance and operator services provided by PCI. If PCI fails to comply with these various government regulations, we could be prohibited from providing these services and we might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

  PCI uses reasonable efforts to ensure that its operations comply with these regulatory requirements. However, PCI may not be currently in compliance with all FCC and state regulatory requirements. Furthermore, PCI's facilities do not prevent its customers from making long distance calls in any state, including states in which it currently is not authorized to provide intrastate telecommunications services and operator services. Premiere Communications' provision of long distance telecommunications and operator services in states where it is not in compliance with public utility commission requirements could result in prohibitions on providing long distance service and subject us to fines or forfeitures and civil or criminal penalties for noncompliance.


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

  A component of our strategy is our planned expansion into international markets. Revenue from international operations may not grow enough to offset the cost of establishing and expanding these international operations. We currently deliver multimedia messaging services worldwide. We also operate voice messaging service centers in Canada, Australia, New Zealand, Puerto Rico, the United Kingdom, Italy and Taiwan. In addition, we have conferencing operations in Canada, Australia, China, Singapore, Japan, France, Germany and the United Kingdom. While we have significant international experience in the delivery of our multimedia messaging services, we have only limited experience in marketing and distributing our conferencing services and unified communications services internationally. Accordingly, we may not be able to successfully market, sell and deliver our conferencing and unified communications services in the new international markets.


There are risks inherent in international operations that could hinder our international growth strategy.

  Our ability to achieve future success will depend in part on the expansion of our international operations. There are difficulties and risks inherent in doing business on an international level that could prevent us from selling our products and services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

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

  We conduct business outside the U.S. and some of our expenses and revenue are derived in foreign currencies. In particular, a significant portion of our multimedia messaging business is conducted outside the U.S. and a significant portion of our revenue and expenses from that business are derived in foreign currencies. Accordingly, we could experience material losses due to fluctuations in foreign currencies. We have not experienced any material losses from fluctuations in currency exchange rates, but we could in the future. We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future.


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

  At December 31, 2000, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at December 31, 2000, by $6.2 million.

  Approximately 27.6% of the Company's sales and 17.6% of its operating costs and expenses were transacted in foreign currencies in 2000. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for 2000 by approximately $12.4 million and operating expenses for 2000 by approximately $10.9 million. Historically, the Company's principal exposure has been related to local currency sales, operating costs and expenses in Europe and Asia (principally the United Kingdom, Germany and Japan). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at December 31, 2000.


Item 8.  Financial Statements and Supplementary Data

PTEK Holdings, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Public Accountants................................   47
Consolidated Balance Sheets, December 31, 2000 and 1999.................   48
Consolidated Statements of Operations, Years Ended December 31,
    2000, 1999 and 1998.................................................   49
Consolidated Statements of Shareholders' Equity (Deficit), Years
    Ended December 31, 2000, 1999 and 1998..............................   50
Consolidated Statements of Cash Flows, Years Ended December 31, 2000,
    1999 and 1998.......................................................   51
Notes to Consolidated Financial Statements..............................   52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To PTEK Holdings, Inc.:

  We have audited the accompanying consolidated balance sheets of PTEK HOLDINGS, INC. (a Georgia corporation) AND SUBSIDIARIES as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTEK Holdings, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the years ended December 31, 2000, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

                                  /s/ ARTHUR ANDERSEN LLP


Atlanta, Georgia
February 27, 2001

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                       (in thousands, except share data)

                                                                                                           2000        1999
                                                                                                        ---------   ---------
                                                   ASSETS
CURRENT ASSETS
   Cash and equivalents...............................................................................  $  22,991   $  15,366
   Marketable securities, available for sale..........................................................      6,725      86,615
   Accounts receivable (less allowances of $15,076 and $11,421, respectively).........................     66,927      67,652
   Notes receivable - sale of revenue base............................................................      6,552          --
   Prepaid expenses and other.........................................................................      8,904      13,299
   Deferred income taxes, net.........................................................................     18,998          --
                                                                                                        ---------   ---------
       Total current assets...........................................................................    131,097     182,932

PROPERTY AND EQUIPMENT, NET...........................................................................    117,106     118,725

OTHER ASSETS
   Strategic alliance contract, net...................................................................         --       8,036
   Investments........................................................................................     27,066      14,620
   Intangibles, net...................................................................................    344,782     435,978
   Other assets.......................................................................................     10,882      10,190
                                                                                                        ---------   ---------
                                                                                                        $ 630,933   $ 770,481
                                                                                                        =========   =========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable...................................................................................  $  32,057   $  33,512
   Deferred revenue...................................................................................        540       1,586
   Accrued taxes......................................................................................     12,276      31,607
   Accrued liabilities................................................................................     60,966      57,686
   Deferred gain-sale of revenue base.................................................................      6,552          --
   Deferred income taxes, net.........................................................................         --      15,426
   Current maturities of long-term debt and capital lease obligations.................................      1,676       2,671
   Accrued restructuring, merger costs and other special charges......................................      1,081       5,698
                                                                                                        ---------   ---------
       Total current liabilities......................................................................    115,148     148,186
                                                                                                        ---------   ---------

LONG-TERM LIABILITIES
   Convertible subordinated notes.....................................................................    172,500     172,500
   Long-term debt and capital lease obligations.......................................................      4,586       4,454
   Other accrued liabilities..........................................................................      1,429       7,419
   Deferred income taxes, net.........................................................................     23,864      15,702
                                                                                                        ---------   ---------
       Total long-term liabilities....................................................................    202,379     200,075
                                                                                                        ---------   ---------

COMMITMENTS AND CONTINGENCIES (Note 17)

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 150,000,000 shares authorized, 51,316,880 and 48,074,566 shares issued in 2000 and 1999, respectively, and 49,067,244 and 46,977,566 shares outstanding in 2000
    and 1999, respectively............................................................................        513         481
   Unrealized gain on marketable securities, available for sale.......................................      2,316      50,774
   Additional paid-in capital.........................................................................    581,474     570,054
   Treasury stock, at cost............................................................................    (12,398)     (9,133)
   Note receivable, shareholder.......................................................................     (3,834)     (1,047)
   Cumulative translation adjustment..................................................................     (6,363)        527
   Accumulated deficit................................................................................   (248,302)   (189,436)
                                                                                                        ---------   ---------
       Total shareholders' equity.....................................................................    313,406     422,220
                                                                                                        ---------   ---------
                                                                                                        $ 630,933   $ 770,481
                                                                                                        =========   =========

  Accompanying notes are integral to these consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Years Ended December 31, 2000, 1999 and 1998
                     (in thousands, except per share data)

                                                                                    2000          1999          1998
                                                                                --------     ---------     ---------
Revenues....................................................................    $436,935     $ 458,448     $ 444,818
Telecommunications Costs....................................................     115,440       129,691       135,036
                                                                                --------     ---------     ---------
Gross Profit................................................................     321,495       328,757       309,782
                                                                                --------     ---------     ---------


Direct Operating Costs......................................................      68,197        69,436        53,992
                                                                                --------     ---------     ---------
Contribution Margin.........................................................     253,298       259,321       255,790
                                                                                --------     ---------     ---------


Operating Expenses
   Selling and marketing....................................................      93,901       107,872       109,382
   General and administrative...............................................      78,933       100,594        79,314
   Research and development.................................................      13,831        12,100         5,257
   Depreciation.............................................................      40,499        69,944        46,252
   Amortization.............................................................     103,174        98,912        65,588
   Restructuring, merger costs and other special charges....................         739         7,980        24,050
   Acquired research and development........................................          --            --        15,500
   Legal settlements, net...................................................      (1,422)           --         1,500
                                                                                --------     ---------     ---------
       Total operating expenses.............................................     329,655       397,402       346,843
                                                                                --------     ---------     ---------

Operating Loss..............................................................     (76,357)     (138,081)      (91,053)


Other Income (Expense)
   Interest, net............................................................     (10,619)      (24,728)      (14,664)
   Gain on sale of marketable securities....................................      59,550       152,094            --
   Asset impairment - investments...........................................     (14,984)           --            --
   Amortization of goodwill - equity investments............................      (4,930)           --            --
   Other, net...............................................................        (289)       12,522           286
                                                                                --------     ---------     ---------
       Total other income (expense).........................................      28,728       139,888       (14,378)
                                                                                --------     ---------     ---------

Income (Loss) Before Income Taxes...........................................     (47,629)        1,807      (105,431)
Income Tax Provision (Benefit)..............................................      11,237        35,298       (21,177)
                                                                                --------     ---------     ---------
Net Loss....................................................................    $(58,866)    $ (33,491)    $ (84,254)
                                                                                ========     =========     =========
Basic Net Loss Per Share....................................................    $  (1.22)    $   (0.72)    $   (1.90)
                                                                                ========     =========     =========
Diluted Net Loss Per Share..................................................    $  (1.22)    $   (0.72)    $   (1.90)
                                                                                ========     =========     =========
Weighted Average Shares Outstanding--Basic and Diluted......................      48,106        46,411        44,325
                                                                                ========     =========     =========

Accompanying notes are integral to these consolidated financial statements.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                 Years Ended December 31, 2000, 1999, and 1998
                                 (in thousands)

                                                                                           Unrealized Gain
                                                                                            On Marketable
                                 Common  Additional     Note                                Securities,    Cumulative    Total
                                  Stock   Paid-In    Receivable,  Treasury   Accumulated   Available For  Translation Shareholders'
                                 Issued   Capital    Shareholder   Stock       Deficit         Sale        Adjustment    Equity
                                 ------  ----------  ----------- --------   -----------   --------------  ----------- -----------
BALANCE, December 31, 1997.......  $341  $180,084    $  (973)   $     --     $ (71,691)      $     --      $    --      $ 107,761
Comprehensive Loss:
 Net loss........................    --        --         --          --       (84,254)            --           --        (84,254)
 Translation adjustments.........    --        --         --          --            --             --        1,269          1,269
                                                                                                                        ---------
Comprehensive Loss:..............                                                                                         (82,985)
                                                                                                                        ---------
Treasury stock purchase..........    --        --         --      (9,133)           --             --           --         (9,133)
Issuance of common stock:
Xpedite acquisition..............   110   345,009         --          --            --             --           --        345,119
ATS acquisition..................     7    23,527         --          --            --             --           --         23,534
Exercise of stock options........    11     7,318         --          --            --             --           --          7,329
Income tax benefit from exercise
  of stock options...............    --     6,168         --          --            --             --           --          6,168
                                   ----  --------    -------   ---------   -----------       --------      -------      ---------
BALANCE, December 31, 1998.......  $469  $562,106    $  (973)  $  (9,133)  $  (155,945)      $     --      $ 1,269      $ 397,793

Comprehensive Income (Loss):
 Net loss........................    --        --         --          --       (33,491)            --           --        (33,491)
 Translation adjustments.........    --        --         --          --            --             --         (742)          (742)
 Unrealized gain on marketable
   securities....................    --        --         --          --            --         50,774           --         50,774
                                                                                                                        ---------
Comprehensive Income (Loss)......                                                                                          16,541
Issuance of common stock:                                                                                               ---------
Intellivoice acquisition.........     6     4,437         --          --            --             --           --          4,443
Exercise of stock options........     5     1,059         --          --            --             --           --          1,064
Employee stock purchase plan.....     1       480         --          --            --             --           --            481
Income tax benefit from exercise
  of stock options...............    --     1,972         --          --            --             --           --          1,972
Issuance of shareholder note
   receivable....................    --        --        (74)         --            --             --           --            (74)
                                   ----  --------    -------   ---------   -----------       --------      -------      ---------
BALANCE, December 31, 1999.......  $481  $570,054    $(1,047)  $  (9,133)  $  (189,436)        50,774          527      $ 422,220

Comprehensive Income (Loss):
 Net loss........................    --        --         --          --       (58,866)            --           --        (58,866)
 Translation adjustments.........    --        --         --          --            --             --       (6,890)        (6,890)
 Unrealized gain on marketable
   securities....................    --        --         --          --            --        (48,458)          --        (48,458)
                                                                                                                        ---------
Comprehensive Income (Loss)......                                                                                        (114,214)
                                                                                                                        ---------
Issuance of common stock:
Exercise of stock options........    24     6,869         --          --            --             --           --          6,893
Treasury stock purchase..........    --        --         --      (3,265)           --             --           --         (3,265)
401K plan match..................     3     1,605         --          --            --             --           --          1,608
Employee stock purchase plan.....     5     1,373         --          --            --             --           --          1,378
Income tax benefit from exercise
  of stock options...............    --     1,573         --          --            --             --           --          1,573
Issuance of shareholder
  note receivable................    --        --     (2,787)         --            --             --           --         (2,787)
                                   ----  --------    -------   ---------   -----------       --------      -------      ---------
BALANCE, December 31, 2000.......  $513  $581,474    $(3,834)  $ (12,398)  $  (248,302)         2,316       (6,363)     $ 313,406
                                   ====  ========    =======   =========   ===========       ========      =======      =========



  Accompanying notes are integral to these consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                                                           2000        1999       1998
                                                                                       --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss........................................................................    $(58,866)  $ (33,491)  $(84,254)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Depreciation....................................................................      40,499      69,944     46,252
   Amortization....................................................................     103,174      98,912     65,588
   (Gain) on sale of marketable securities, available for sale.....................     (59,550)   (152,094)        --
   (Gain) loss on legal settlement.................................................      (1,422)         --      1,500
   Loss on disposal of property and equipment......................................          --         597         13
   Deferred income taxes...........................................................      (9,162)     31,520    (26,467)
   Restructuring, merger costs and other special charges...........................         739       7,980     24,050
   Payments for restructuring, merger costs and other special charges..............      (4,556)     (8,927)   (14,954)
   Acquired research and development...............................................          --          --     15,500
   Asset impairment - investments..................................................      14,984          --         --
   Amortization of goodwill - investments..........................................       4,930          --         --
   Proceeds (payments) related to legal settlements................................      12,000          --     (1,291)
   Income taxes paid...............................................................     (17,100)         --         --
   Changes in assets and liabilities:
      Accounts receivable, net.....................................................      (5,827)     (7,251)     4,281
      Prepaid expenses and other...................................................       4,395      (9,627)     6,067
      Accounts payable and accrued expenses........................................      (6,309)     12,364    (14,037)
                                                                                       --------   ---------   --------
         Total adjustments.........................................................      76,795      43,418    106,502
                                                                                       --------   ---------   --------
         Net cash provided by operating activities.................................      17,929       9,927     22,248
                                                                                       --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures............................................................     (35,046)    (44,205)   (61,335)
   Proceeds from disposal of property and equipment................................       1,937          --        569
   Sale of marketable securities...................................................      63,092     175,060    133,796
   Acquisitions....................................................................      (2,623)    (20,949)   (43,644)
   Investments.....................................................................     (33,806)    (10,089)    (8,259)
   Other...........................................................................         (20)      7,399        165
                                                                                       --------   ---------   --------
      Net cash (used in) provided by investing activities..........................      (6,466)    107,216     21,292
                                                                                       --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments under borrowing arrangements, net............................      (3,236)   (121,914)   (29,848)
   Purchase of treasury stock, at cost.............................................      (3,265)         --     (9,133)
   Debt issue costs................................................................          --          --     (1,285)
   Exercise of stock options, net of tax withholding payments......................       6,894       1,064     (5,530)
   Issuance of shareholder note receivable.........................................      (2,787)        (74)        --
   Other...........................................................................          --          --       (319)
                                                                                       --------   ---------   --------
      Net cash used in financing activities........................................      (2,394)   (120,924)   (46,115)
                                                                                       --------   ---------   --------
Effect of exchange rate changes on cash and equivalents............................      (1,444)        (79)        31
                                                                                       --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS....................................       7,625      (3,860)    (2,544)
CASH AND EQUIVALENTS, beginning of period..........................................      15,366      19,226     21,770
                                                                                       --------   ---------   --------
CASH AND EQUIVALENTS, end of period................................................    $ 22,991   $  15,366   $ 19,226
                                                                                       ========   =========   ========

  Accompanying notes are integral to these consolidated financial statements.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY AND ITS BUSINESS

  PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries
(collectively the "Company" or "PTEK") is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery), and unified communications (personal communications management systems that handle voice mail, e-mail and personal content from the Web or the telephone). Through a series of acquisitions from September 1996 through September 1999, PTEK has assembled a suite of communications and data services, an international private data network and points-of-presence in regions covering North America, Asia/Pacific and Europe. The Company has also invested in Internet companies that have developed their own innovative service offerings. The Company operates three decentralized operating business units -- Xpedite, Voicecom and Premiere Conferencing, and makes investments in Internet companies through its investment arm, PtekVentures. The Company also operated a fourth operating business unit, Retail Calling Card Services, until its revenue base was sold effective August 1, 2000. The Company's acquisitions and segments are more fully described in Note 8-- "Acquisitions" and Note 21--"Segment Reporting," respectively. The Company's sale of its Retail Calling Card revenue base is more fully described in Note 6-- "Sale of Retail Calling Card Revenue Base."


2.   SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

  Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Principles of Consolidation

  The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Equivalents

  Cash and equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less.

Marketable Securities, Available for Sale

  The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a reevaluation of such designation as of each balance sheet date. At December 31, 2000 and 1999, investments consisted primarily of common stock. Management considers all such investments as "available for sale." Common stock investments are carried at fair value based on quoted market prices. Debt instruments are carried at amortized cost. Unrealized holding gains and losses, net of the related income tax effect are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Investments

  The Company has made investments in various companies that are engaged in emerging technologies related to the Internet. Either the cost or equity method is used to account for these investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Based on the Company's ownership interest, the consolidation method is not used for any investments.

Cost Method

  The cost method of accounting is used for any investment in which the Company owns less than 20% and does not exercise significant influence. Significant influence is generally determined by, but not limited to, representation on the affiliate's Board of Directors, voting rights associated with the Company's holdings in common, preferred and other convertible instruments in the affiliate, and any legal obligations. As there is no quoted market price for these investments and the Company owns less than 20%, the investment is carried at cost unless circumstances suggest that an impairment should be recognized.

Equity Method

  Affiliated companies in which the Company owns 50% or less of the equity ownership, but over which significant influence is exercised, are accounted for using the equity method of accounting. The amount by which the Company's investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period.

Property and Equipment

  Property and equipment are recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five years for furniture and fixtures, two years for software and three to five years for computer and telecommunications equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Goodwill

  Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and has historically been amortized using the straight line method over various lives up to 40 years. In the fourth quarter of 1998 the Company shortened the life of all remaining goodwill to seven years to better reflect rapidly changing technology and increased competition in the enhanced telecommunications marketplace. The Company amortizes the goodwill of equity investments in the PtekVentures' portfolio over a three-year useful life. The goodwill related to PtekVentures' investments is included in "Investments" in the accompanying consolidated balance sheets and the amortization is included in "Amortization of goodwill-equity investments" in the accompanying consolidated statements of operations.

Valuation of Long-Lived Assets

  Management periodically evaluates carrying values of long-lived assets, including property and equipment, strategic alliance contract, goodwill and other intangible assets, to determine whether events and circumstances indicate that these assets have been impaired. A long-lived asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds undiscounted cash flows from such asset. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued. The Company also continually evaluates the carrying value of its equity and cost investments for possible impairment. See Note 5-- "Investments."

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation Plans

  As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25,"Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recorded for stock based awards issued at market value at the date such awards are granted. The Company makes pro forma disclosures of net loss and net loss per share as if the market value method was followed. See Note 15--"Stock-Based Compensation Plans."

Revenue Recognition

  The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is assured. Revenues consist of fixed monthly fees, usage fees generally based on per minute or transaction rates, and service initiation fees. Deferred revenue consists of billings made to customers in advance of the time services are rendered. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Income Taxes

  Deferred income taxes are recorded using enacted tax laws and rates for the years in which income taxes are expected to be paid. Deferred income taxes are provided when there is a temporary difference between the recognition of items in income for financial reporting and income tax purposes.

Net Loss Per Share

  The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes and stock options are potentially dilutive securities. In 2000, 1999 and 1998, both potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share.

Concentration of Credit Risk

  Revenues through the Amway distribution channel in the Voicecom segment of the Company represented approximately $33.0 million, $34.3 million and $41.9 million of the Company's consolidated revenues for 2000, 1999 and 1998, respectively.

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

Comprehensive Income

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

represent the Company's components of other comprehensive income in 2000 and 1999. In 1998, foreign currency translation was the only component of comprehensive income. For the years ended December 31, 2000, 1999 and 1998, total comprehensive income/(loss) was approximately $(114.2) million, $16.5 million and $(83.0) million, respectively.

New Accounting Pronouncements

  The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No.133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date is January 1, 2001. Upon adoption of the three statements, the Company expects no material impact to its results of operations or financial position.

Reclassifications

  Certain prior year amounts in the Company's consolidated financial statements have been reclassified to conform to the 2000 presentation.


3.   RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Reorganization of Company into EES and CES Business Segments

  In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focused on specific groups of customers. These segments were named Emerging Enterprise Solutions and Corporate Enterprise Solutions. EES focused on small office/home office and multi-level marketing organizations, and CES focused on large corporate accounts. This charge was comprised of $4.9 million of severance costs, $4.7 million of asset impairment charges, $0.4 million of contractual obligation costs and $1.4 million of other costs, primarily to exit facilities and certain activities.

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

  The balance at December 31, 2000 represents the remaining severance reserve for former executive management. In the 12-month period ended December 31, 2000, cash severance payments made to eight former executives was $1.1 million. The Company expects to pay the remaining severance reserve balance of $0.6 million to one former executive over the 16-month period following December 31, 2000.

  The asset impairment charges of $4.7 million related to certain switching equipment associated with the Company's enhanced calling services. This switching equipment was determined to be no longer operational due to the reduced volume of business associated with the enhanced calling services product. These two switches were purchased by the Company in the second quarter of 1998 but were never placed into service. They remained idle due to the bankruptcy of two license customers that had significant volumes of business with the Company. During the third quarter of 1998 management looked for alternative uses for this equipment including the use in potential prepaid calling card business and international calling card programs. During the fourth quarter of 1998,

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

management reorganized the Company into two business units, CES and EES. The new management of these units decided at that time that forecasted volume for the type of business used for these switches over the switches useful lives would not justify the additional capacity that these switches brought to the Company's network. Either potential buyers would be sought or the switches would be used for spare parts on like switches in the Company's network. Therefore, the Company charged a valuation reserve in the fourth quarter of 1998 to reduce the asset carrying value to its estimated scrap value. The Company sold these two switches for scrap value during 2000.


  The charge taken for contractual obligations for $0.4 million was associated with management's plan to exit the Voice-Tel corporate headquarters and an Xpedite operational site. The charge of $1.4 million in other costs included increased estimates of exit costs associated with management's revised plan to terminate approximately 11 managers associated with previous acquisitions, the exit of the Voice-Tel corporate headquarters and the exit of various Voice-Tel regional administrative functions.

  The reversals in 1999 for contractual obligations and other costs resulted from the fact that management's original estimate exceeded the actual payments.

Decentralization of Company

  In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the Emerging Enterprise Solutions ("EES") and Corporate Enterprise Solutions ("CES") operating units into six decentralized segments. The $8.2 million charge was comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs.

  Severance benefits provided for the termination of 203 employees, primarily related to corporate administrative functions, direct sales force and operation of under-performing operating segments in the former EES and CES groups. Of the 203 severed employees, 114 were from the Voicecom operating segment, 61 from the Xpedite operating segment and 28 from Corporate headquarters. As of December 31, 1999, all 203 employees were terminated. Annual savings of $13.1 million were realized from these terminations. The balance at December 31, 1999 for severance and exit costs represents the remaining reserve for future cash severance and exit payments to former corporate executive management and various management in the former CES group that were terminated in 1999. These remaining cash payments were disbursed during the first nine months of 2000. During 2000, cash severance payments totaled $3.2 million. In the third quarter of 2000, the Company recognized as income $0.6 million of accrued severance and exit payments upon completion of the severance program associated with the decentralization of the Company. This amount represents actual exit costs that were below planned exit costs, relating to the decentralization plan for the European and Asia/Pacific regions of the Company's Xpedite operating segment.

  Lease termination costs were attributable to the abandonment of a facility under the Retail Calling Card Services segment. Lease termination costs are cash outlays. The Company incurred $0.7 million in costs in 1999 in terminating this lease. Other costs were attributable to site clean up and exit team travel costs to exit one facility in the Xpedite segment. The Company incurred $0.1 million of costs that were cash outlays in the fourth quarter of 1999 to close this facility. In the first quarter of 2000, the Company paid $82,000 in lease termination and exit costs.

  As the decentralization plan of the Company was completed and no further payments are expected by management, the remaining balance of the reserve totaling $0.6 million was reversed in the third quarter of 2000.

Exit of the Asia Real-Time Fax and Telex Business

  During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's decision to exit its legacy real-time fax and telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

transactional messaging and messageREACH. The $1.4 million charge included asset impairments totaling $0.8 million, contractual and other obligations totaling $0.4 million and severance costs of $0.2 million.

  The asset impairments included the write-down of furniture and fixtures and real-time fax equipment including autodialers, faxpads and computers. The valuation was based on the net realizable value of the assets as of December 31, 2000. All equipment costs were incurred in conjunction with the closing of the real-time fax operations in Malaysia, Singapore, Hong Kong, Taiwan and Korea.

  Contractual and other obligations are mainly cash outlays for rent on office space and telephone lines. Management anticipates the cash outlays to be completed by the first quarter of 2002.

  The severance charge includes cash severance payments made to 67 employees. The Company expects to realize an annual savings of approximately $0.3 million from these terminations. As of December 31, 2000, the Company had paid all severance benefits and does not expect any further payments.

  Accrued costs for restructuring, merger costs and other special charges at December 31, 1998, 1999 and 2000 are as follows (in thousands):




                                                  Accrued                          Reversal      Accrued
                                                  Costs at      1999                  of         Costs at       2000
Reorganization of Company into EES and CES       December 31,  Charge To    Costs    Accrued    December 31,  Charge To    Costs
 Business Groups                                     1998      Operations  Incurred   Costs        1999       Operations  Incurred
----------------------------------------------   ------------  ----------  -------- --------    ------------  ----------  --------
Valuation allowance--property and equipment...     $ 4,722       $    --    $4,722    $  --         $   --       $  --    $   --
                                                   -------       -------    ------    -----         ------     -------    ------
Accrued restructuring, merger costs and
 other special charges........................
 Severance and exit costs  ...................       4,837            --     3,106       --          1,731          --     1,091
 Contractual obligations  ....................         417            --       298     (119)            --          --        --
 Other  ......................................       1,392            --     1,263     (129)            --          --        --
                                                   -------       -------    ------    -----         ------     -------    ------
 Accrued restructuring, merger costs and
  other special charges  .....................       6,646            --     4,667     (248)         1,731          --        --
                                                   -------       -------    ------    -----         ------     -------    ------
Total restructuring, merger costs and other
 special charges activity  ...................     $11,368       $    --    $9,389    $(248)        $1,731       $  --    $1,091
                                                   =======       =======    ======    =====         ======    ========    ======


                                                     Reversal      Accrued
                                                       of          Cost at
Reorganization of Company into EES and CES           Accrued     December 31,
 Business Groups                                      Costs         2000
----------------------------------------------      --------     ------------
Valuation allowance--property and equipment...            --       $  --
                                                    --------        -----
Accrued restructuring, merger costs and
 other special charges........................
 Severance and exit costs  ...................            --          640
 Contractual obligations  ....................            --           --
 Other  ......................................            --           --
                                                    --------        -----
 Accrued restructuring, merger costs and
  other special charges  .....................            --           --
                                                    --------        -----
Total restructuring, merger costs and other
 special charges activity  ...................            --        $ 640
                                                    ========        =====


                                                  Accrued                           Reversal    Accrued
                                                  Costs at       1999                   of      Costs at       2000
                                                December 31,   Charge To    Costs    Accrued   December 31,  Charge To    Costs
Decentralization of Company                        1998        Operations  Incurred   Costs       1999       Operations  Incurred
----------------------------------------------  ------------   ----------  -------- --------   ------------  ----------  --------
Valuation allowance--property and equipment...        $  --      $   --    $   --  $     --       $   --      $    --    $   --
                                                   --------      ------    ------  --------       ------      -------    ------
Accrued restructuring, merger costs and other
 special charges
 Severance and exit costs  ...................           --       7,320     3,434        --         3,886          --     3,245
 Contractual obligations  ....................           --         708       708        --            --          --        --
 Other  ......................................           --         200       118        --            82          --        82
                                                   --------      ------    ------  --------       -------     -------    ------
 Accrued restructuring, merger costs and
  other special charges  .....................           --       8,228     4,260        --         3,968          --     3,327
                                                   --------      ------    ------  --------       -------     -------    ------
Total restructuring, merger costs and other
 special charges activity  ...................        $  --      $8,228    $4,260  $     --       $3,968      $    --    $3,327
                                                   ========      ======    ======  ========       ======      =======    ======

                                                   Reversal       Accrued
                                                      of          Costs at
                                                   Accrued       December 31,
Decentralization of Company                         Costs            2000
----------------------------------------------     --------      -----------
Valuation allowance--property and equipment...        $  --           $  --
                                                      -----         -------
Accrued restructuring, merger costs and other
 special charges
 Severance and exit costs  ...................         (641)             --
 Contractual obligations  ....................           --              --
 Other  ......................................           --              --
                                                      -----         -------
 Accrued restructuring, merger costs and
  other special charges  .....................         (641)             --
                                                      -----         -------
Total restructuring, merger costs and other
 special charges activity  ...................        $(641)          $  --
                                                      =====         =======

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  Accrued                           Reversal    Accrued
                                                  Costs at      1999                   of       Costs at      2000
Exit of the Asia Real-Time Fax and Telex        December 31,  Charge To    Costs    Accrued   December 31,  Charge To    Costs
 Business                                           1998      Operations  Incurred   Costs       1999       Operations  Incurred
----------------------------------------------  ------------  ----------  --------  --------  ------------  ----------  --------
Valuation allowance--property and equipment...      $    --     $    --    $   --   $    --      $    --      $  800      $800
                                                  ---------    --------   -------  --------    ---------      ------      ----
Accrued restructuring, merger costs and other
 special charges..............................
 Severance and exit costs  ...................           --          --        --        --           --         197       138
 Contractual obligations  ....................           --          --        --        --           --         290        --
 Other  ......................................           --          --        --        --           --          93        --
                                                  ---------    --------   -------  --------    ---------      ------      ----
 Accrued restructuring, merger costs and
  other special charges  .....................           --          --        --        --           --         580       138
                                                  ----------   --------   -------  --------    ---------      ------      ----
Total restructuring, merger costs and other
 special charges activity  ...................      $    --     $    --    $   --   $    --      $    --      $1,380      $938
                                                  =========    ========   =======  ========    =========      ======      ====

                                                   Reversal       Accrued
                                                      of          Costs at
Exit of the Asia Real-Time Fax and Telex           Accrued       December 31,
 Business                                           Costs           2000
----------------------------------------------     --------      ------------
Valuation allowance--property and equipment...       $   --          $ --
                                                    -------          ----
Accrued restructuring, merger costs and other
 special charges..............................
 Severance and exit costs  ...................           --            59
 Contractual obligations  ....................           --           290
 Other  ......................................           --            93
                                                    -------          ----
 Accrued restructuring, merger costs and
  other special charges  .....................           --           442
                                                    -------          ----
Total restructuring, merger costs and other
 special charges activity  ...................       $   --          $442
                                                    =======          ====


                                          Accrued                           Reversal     Accrued
                                          Costs at      1999                   of        Costs at       2000
                                        December 31,  Charge To     Costs    Accrued    December 31,  Charge To     Costs
Consolidated                                1998      Operations   Incurred   Costs        1999       Operations   Incurred
--------------------------------------  ------------  ----------   --------  -------    ------------  ----------   --------
Valuation allowance--property and
 equipment............................     $ 4,722       $   --     $ 4,722   $  --        $   --        $  800      $  800
Accrued restructuring, merger costs        -------       ------     -------   -----        ------        ------      ------
 and other special charges
 Severance and exit costs.............      4,836         7,320       6,540      --         5,616           197       4,474
 Contractual obligations..............        417           708       1,006    (119)           --           290          --
 Other................................      1,392           200       1,381    (129)           82            93          82
                                          -------        ------     -------   -----       -------        ------      ------
 Accrued restructuring, merger costs
  and other special charges...........      6,645         8,228       8,927    (248)        5,698           580       4,556
                                          -------        ------     -------   -----        ------        ------      ------
Total restructuring, merger costs and
 other special charges activity.......    $11,367        $8,228     $13,649   $(248)       $5,698        $1,380      $5,356
                                          =======                   =======   =====        ======                    ======
Reversal of Charge....................                   $ (248)                                         $ (641)
                                                         ------                                          ------
Restructuring merger costs and other
 special charges......................                   $7,980                                        $  739
                                                         ======                                        ======


                                                    Reversal       Accrued
                                                       of          Costs at
                                                     Accrued      December 31,
Consolidated                                          Costs          2000
--------------------------------------              ----------    ------------
Valuation allowance--property and                      $  --         $   --
 equipment............................                 -----         ------
Accrued restructuring, merger costs
 and other special charges
 Severance and exit costs.............                  (641)           698
 Contractual obligations..............                    --            290
 Other................................                    --             93
                                                       -----         ------
 Accrued restructuring, merger costs
  and other special charges...........                  (641)         1,081
                                                       -----         ------
Total restructuring, merger costs and
 other special charges activity.......                 $(641)        $1,081
                                                       =====         ======
Reversal of Charge....................

Restructuring merger costs and other
 special charges......................


4.   MARKETABLE SECURITIES, AVAILABLE FOR SALE

  Marketable securities, available for sale at December 31, 2000 and 1999, are principally common stock investments carried at fair value based on quoted market prices, municipal obligations carried at amortized cost and mutual funds carried at amortized cost. Common stock investments carried at fair value include minority equity interests in WebMD, S1 and WebEx.

  The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the years ended December 31, 2000 and 1999 (in thousands):



                                                                                                          Gross
                                                                         Gross                          Realized
                                                                       Unrealized   Fair   Proceeds      Gains/
2000                                                           Cost      Gains     Value   From Sale    (Losses)
----                                                          -------  ----------  ------  ---------  -------------
WebMD Corporation  ......................................      $  461      $2,754  $3,215    $37,679        $37,011
S1 Corporation  .........................................         437          28     465     25,093         23,290
WebEx, Inc.  ............................................       1,500       1,005   2,505         --             --
Other equity securities  ................................         540          --     540        320           (751)
                                                               ------      ------  ------    -------        -------
                                                               $2,938      $3,787  $6,725    $63,092        $59,550
                                                               ======      ======  ======    =======        =======

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           Gross
                                                                         Gross                            Realized
                                                                       Unrealized   Fair    Proceeds       Gains/
1999                                                           Cost      Gains      Value   From Sale     (Losses)
----                                                          -------  ----------  -------  ---------  --------------
WebMD Corporation  ......................................      $1,079     $49,242  $50,321   $154,427       $152,094
S1 Corporation  .........................................       2,240      33,197   35,437     20,633             --
Mutual Funds  ...........................................         141          --      141         --             --
Other equity securities  ................................         716          --      716         --             --
                                                               ------     -------  -------   --------       --------
                                                               $4,176     $82,439  $86,615   $175,060       $152,094
                                                               ======     =======  =======   ========       ========


  In the fourth quarter of 1999, the Company sold approximately 3.5 million shares of its investment in WebMD with proceeds less commissions and fees of approximately $154.4 million. The proceeds from this sale were used primarily to pay off outstanding borrowings on its revolving credit facility. See Note 11-- "Indebtedness" for further discussion.

  During 2000, the Company sold 940,000 shares of its investment in WebMD and 365,000 shares of its investment in S1 Corporation, for aggregate proceeds less commissions of approximately $62.8 million. At December 31, 2000, the Company held 408,857 shares of WebMD, 88,597 shares of S1 and 120,000 shares of WebEx. The deferred tax liability on unrealized gains related to these investments is approximately $1.5 million and $31.7 million at December 31, 2000 and 1999, respectively.


5.   INVESTMENTS

  The Company has made investments in various companies that are engaged in emerging technologies related to the Internet. These investments are classified as either cost or equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

  The Company continually evaluates the carrying value of its ownership interests in investments in the PtekVentures portfolio that are accounted for using the cost or equity method of accounting for possible impairment based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the launching of technology or the hiring of key employees.

  The Company's portfolio companies operate in industries that are rapidly evolving and extremely competitive. Recently, many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000. The Company's accounting estimates with respect to the useful life and ultimate recoverability of its carrying basis including goodwill in portfolio companies could change in the near term and that the effect of such changes on the financial statements could be material. While the Company believes that the recorded amount of carrying basis including goodwill as of December 31, 2000 is not impaired, there can be no assurance that future results will confirm this assessment or that a significant write-down or write-off of certain investments will not be required in the future. During the fourth quarter of 2000, the Company determined that certain of these investments were impaired and that the impairment was not temporary. Accordingly, the Company recorded an impairment charge of approximately $15.0 million, which is included in the accompanying consolidated statements of operations as Asset impairment - investments.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following summarizes the principal components of investments at December 31, 2000 and 1999 (in thousands):


                          Basis         Amortization        Impairment         Carrying Value
                       ------------  ------------------  ----------------  ----------------------
2000
---------------------
Equity                      $27,800            $(4,930)         $ (8,189)                 $14,681
Cost                         19,180                 --            (6,795)                  12,385
                            -------            -------          --------                  -------
   Total                     46,980            $(4,930)         $(14,984)                 $27,066
                            =======            =======          ========                  =======

1999
---------------------
Equity                      $    --            $    --          $     --                  $    --
Cost                         14,620                 --                --                   14,620
                            -------            -------          --------                  -------
   Total                    $14,620            $    --          $     --                  $14,620
                            =======            =======          ========                  =======


6.   SALE OF RETAIL CALLING CARD REVENUE BASE

  Effective August 1, 2000, the Company sold its Retail Calling Card operating segment's revenue base to Telecare, Inc. The sale was valued at approximately $6.5 million and has been financed by the Company in the form of two promissory notes with recourse to Telecare. The first note is in the amount of $4,162,000 and had a 180-day term, which has been extended until August 25, 2001. The second note is in the amount of $2,390,000 and has a 360-day term. Upon payment of the first note, this note will be extended until February 25, 2002. The purpose of the two notes is to serve as a bridge loan while Telecare obtains third party financing for the purchase of the revenue base. Accordingly, the Company has recorded a note receivable and deferred the gain on sale. The Company will record the gain on sale upon payment of the outstanding notes receivable. The results of operations of this revenue base are not material to the Company and are not considered a separate line of business which would qualify for treatment as discontinued operations. Accordingly, the results of operations of this revenue base ceased to be included in the consolidated results of operations of the Company effective August 1, 2000 without reclassification of prior periods as discontinued operations in the financial statements.

  Effective August 1, 2000, the Company entered into a management services agreement with Telecare. This agreement ensures an effective transition of this revenue base by both the Company and Telecare. Under the terms of this agreement, the Company will provide telecommunications transport services, operational support and administrative support for the revenue base. The telecommunications transport services are provided on a wholesale basis similar to other customers in the Voicecom operating segment. Accordingly, the Company will recognize these services as revenue in the Voicecom operating segment.


7.   STRATEGIC ALLIANCE CONTRACT

  In November 1996, the Company entered into a strategic alliance agreement with WorldCom, the second largest long-distance carrier in the United States. Under the agreement, WorldCom was required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephony products for a period of at least 25 years. In connection with this agreement, the Company issued to WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on the average closing price of the Company's shares for the five days through the effective date of the transaction, adjusted in consideration of the restrictions placed upon the shares), and paid WorldCom approximately $4.7 million in cash.

  In the fourth quarter of 1998, the Company recorded a noncash charge of $13.9 million to write-down the value of its strategic alliance intangible asset with WorldCom. This charge was required based upon management's evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the WorldCom strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, The Company recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the write-down.

  In the second quarter of 2000, the Company expensed the remaining balance of the strategic alliance intangible asset as a result of the Company's favorable settlement of a contractual dispute with WorldCom. As part of the settlement, the Company received $12.0 million in cash for terminating the strategic alliance contract with WorldCom. Accordingly, the Company expensed the net book value of this contract of approximately $6.9 million against the settlement proceeds of $12.0 million. In addition, the Company expensed approximately $1.3 million in legal costs associated with this settlement.

8.   ACQUISITIONS

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

Xpedite Systems, Inc. Acquisition

  On February 27, 1998, the Company acquired Xpedite Systems, Inc. ("Xpedite"), a worldwide leader in the enhanced document distribution business including fax, e-mail and telex services. The Company issued approximately 11.0 million shares of its common stock in connection with this acquisition. This transaction has been accounted for as a purchase. The purchase price of Xpedite has been allocated as follows (in thousands):


Operating and other tangible assets  .......................        $ 90,035
Customer lists  ............................................          35,700
Developed technology  ......................................          34,300
Acquired research and development  .........................          15,500
Assembled workforce  .......................................           7,500
Goodwill  ..................................................         384,701
                                                                    --------
Assets acquired  ...........................................         567,736
Less liabilities assumed  ..................................         203,487
                                                                    --------
                                                                    $364,249
                                                                    ========

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

International Acquisitions

  During the second quarter of 1999, the Company purchased all remaining ownership interests it did not already own in an affiliated electronic document distribution company located in France for approximately $19.0 million in cash and liabilities assumed. The Company held an approximate 18% ownership interest in the affiliate prior to this transaction which has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $18 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years.

  During the second quarter of 1998, the Company acquired two electronic document distribution companies located in Germany and Singapore. The aggregate purchase price of these acquisitions approximates $20.1 million in cash and liabilities assumed. Both of the acquisitions were accounted for as purchases. Excess purchase price over fair value of net assets acquired of approximately $13.0 million has been recorded as goodwill and is being amortized on a straight-line basis over seven years.

  The following unaudited pro forma consolidated results of operations for the years ended December 31, 1999 and 1998 assume that acquisitions completed during 1999 and 1998 were accounted for as purchases and occurred as of January 1, 1998 (in thousands, except per share data).


                                                            1999          1998
                                                        ------------  -------------
Revenues.............................................      $466,209      $ 515,543
Net loss.............................................      $(37,443)     $(111,350)
Basic net loss per share.............................      $  (0.80)     $   (2.32)
Diluted net loss per shares..........................      $  (0.80)     $   (2.32)

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   PROPERTY AND EQUIPMENT

  Property and equipment at December 31 is as follows (in thousands):

                                                                                                2000          1999
                                                                                            --------      --------
     Computer and telecommunications equipment..........................................    $212,631      $237,325
     Furniture and fixtures.............................................................      14,371        13,227
     Office equipment...................................................................       6,770         9,304
     Leasehold improvements.............................................................      22,434        26,285
     Construction in progress...........................................................       7,254            40
     Building...........................................................................         202             -
                                                                                            --------      --------
                                                                                             263,662       286,181
     Less accumulated depreciation......................................................     146,556       167,456
                                                                                            --------      --------
     Property and equipment, net........................................................    $117,106      $118,725
                                                                                            ========      ========


  Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):


                                                                                               2000          1999
                                                                                             ------        ------
     Construction in progress..........................................................      $4,017        $   --
     Telecommunications and computer equipment.........................................       3,526         7,308
     Less accumulated depreciation.....................................................       2,377         6,528
                                                                                             ------        ------
  Property and equipment, net..........................................................      $5,166        $  780
                                                                                             ======        ======


  At December 31, 2000, construction in progress was approximately $7.3 million. This balance represents voice mail telephony and telecommunications switching equipment purchased by the Voicecom business segment which had not been placed into service as of December 31, 2000. This equipment was purchased in connection with a plan to consolidate into three sites approximately 140 sites of the legacy Voice-Tel voice messaging network acquired by the Company in 1997. It will also significantly upgrade and enhance the existing network. The equipment costs to execute this consolidation plan will be funded primarily by capital leases. At December 31, 2000, approximately $4.0 million of the $7.3 million of equipment in construction in progress was under capital lease. In addition, declines in computer and telecommunications equipment and accumulated depreciation were a result of disposals of fully depreciated equipment taken out of service in the Voicecom business segment.

  For the years ended December 31, 2000 and 1999, depreciation totaled $40.5 million and $69.9 million, respectively. The significant decrease resulted from accelerated depreciation in 1999 of computer and telecommunication equipment associated with certain legacy calling card and voice mail technology systems. These systems were fully depreciated as of December 31, 1999.

10.   INTANGIBLE ASSETS

  Intangible assets consist of the following amounts for December 31, 2000 and 1999 (in thousands):


                                                                                                 2000         1999
                                                                                             --------     --------
Goodwill................................................................................     $482,204     $481,532
Customer lists  ........................................................................       65,946       57,579
Developed technology  ..................................................................       48,396       47,113
Assembled work force  ..................................................................        7,500        7,500
                                                                                             --------     --------
                                                                                              604,046      593,724
Less accumulated amortization  .........................................................      259,264      157,746
                                                                                             --------     --------
                                                                                             $344,782     $435,978
                                                                                             ========     ========

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   INDEBTEDNESS

   On September 29, 2000 the Company entered into a credit agreement (the "Agreement") for a one-year revolving credit facility with ABN AMRO Bank N.V.(the "Bank" or "Agent"). The Agreement provides for borrowings of up to $20.0 million, and is subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, unless the Agreement is extended. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the Agreement is, at the Company's option, (i) the Agent's Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. During 2000, the Company had made no borrowings under this agreement. At December 31, 2000, no amounts were outstanding under the Agreement.

  Long-term debt at December 31 is as follows (in thousands):



                                                                                                2000         1999
                                                                                               ------       ------
Notes payable to banks  ...................................................................       959        5,534
Notes payable to shareholders and individuals  ............................................         0          102
Capital lease obligations..................................................................     5,303        1,489
Less current portion  .....................................................................     1,676        2,671
                                                                                               ------       ------
                                                                                               $4,586       $4,454
                                                                                               ======       ======


  Notes payable to shareholders and individuals in 1999 consisted principally of indebtedness assumed by the Company in connection with the acquisitions of Voice-Tel and VoiceCom Systems in 1997. Interest on borrowings under such notes ranged from 5% to 16%. As of December 31, 2000, all debt associated with the Voice-Tel and VoiceCom Systems acquisitions had been repaid. The remaining long-term debt at December 31, 2000 consists of obligations at Xpedite and Premiere Conferencing.

  Maturities of long-term debt and capital leases are as follows (in thousands):


2001.................................................       1,676
2002.................................................       2,220
2003.................................................       1,432
2004.................................................         935


12.   CONVERTIBLE SUBORDINATED NOTES

  In July 1997, the Company issued convertible subordinated notes ("Convertible Notes") of $172,500,000 which mature in 2004 and bear interest at 5-3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. Debt issuance costs consisting of investment banking, legal and other fees of approximately $6,028,000 incurred in connection with the Convertible Notes are being amortized on a straight-line basis over the life of the notes and are included in "Other assets" in the

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accompanying consolidated balance sheets. Included in interest expense is approximately $808,200, $808,200 and $785,000 of debt issuance cost amortization for December 31, 2000, 1999, and 1998, respectively.


13.   FINANCIAL INSTRUMENTS

  The estimated fair value of certain financial instruments at December 31, 2000 and 1999 is as follows (in thousands):


                                                                                    2000                  1999
                                                                           ---------------------  ---------------------
                                                                           Carrying      Fair      Carrying      Fair
                                                                            Amount      Value       Amount      Value
                                                                           ---------  ----------   ---------  ----------
Cash and equivalents....................................................    $ 22,991     $22,991   $ 15,366    $ 15,366
Marketable securities, available for sale...............................       6,725       6,725     86,615      86,615
Convertible subordinated notes (see Note 11)............................     172,500      74,399    172,500     100,913
Notes payable, long-term debt and capital leases (see Notes 10 and 17)..       6,262       6,262      7,125       7,125


The carrying amount of cash, marketable securities, accounts receivable and payable, and accrued liabilities approximates fair value due to their short maturities. The fair value of the Convertible Notes is estimated based on market quotes. The carrying value of notes payable, long-term debt and capital lease obligations does not vary materially from fair value at December 31, 2000 and 1999.


14.   SHAREHOLDERS' EQUITY

  In the second quarter of 2000, the Company's Board of Directors authorized a stock repurchase program under which PTEK may purchase up to 10% of the then outstanding shares of its common stock, or approximately 4.8 million shares. During 2000, the Company repurchased approximately 1.2 million shares of its common stock under this program for approximately $3.3 million. In addition to the shares repurchased during 2000, the Company repurchased approximately 1.1 million shares for approximately $9.1 million during its 1998 stock repurchase program. All of these shares are included in "Treasury stock, at cost" in the accompanying consolidated balance sheets.

  In the first quarter of 2000, the Company issued approximately 257,000 shares of its common stock at a value of $1.6 million as part of its match under the Company's 401(k) plan.

  The Company offers an Associate Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions. See Note 15--Stock-Based Compensation Plans for plan details. Approximately 479,000 and 103,000 shares of common stock valued at approximately $1.4 million and $0.5 million were issued under this plan in 2000 and 1999, respectively.

  During 2000, 1999 and 1998, stock options were exercised under the Company's stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the "Code"). Approximately $1,573,000, $1,972,000 and $6,168,000 were recorded as increases in additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during the years ended December 31, 2000, 1999 and 1998, respectively.

  The shareholder notes receivable relates to transactions in 2000 and 1999 where the Company advanced loans to an officer of the Company and to a limited partnership in which he has an indirect interest in association with exercises of options to purchase the Company's common stock. Such loans totaled $2.8 million and $73,480 in 2000 and 1999, respectively. See Note 17 - "Related-Party Transactions" for more details on these transactions.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   STOCK-BASED COMPENSATION PLANS

  The Company has four stock-based compensation plans, the 1994 Stock Option Plan, the Second Amended and Restated 1995 Stock Plan (the "1995 Plan"), the Amended and Restated 1998 Stock Plan (the "1998 Plan") and the 2000 Directors Stock Plan (the "Directors Plan"), which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. These plans are administered by committees consisting of members of the board of directors of the Company.

  Options for all 960,000 shares of common stock available under the 1994 Stock Option Plan have been granted. All such options are non-qualified, provide for an exercise price equal to fair market value at date of grant, vest ratably over three years and expire eight years from date of grant.

  The 1995 Plan provides for the issuance of stock options, stock appreciation rights ("SARs") and restricted stock to employees. A total of 8,000,000 shares of common stock has been reserved in connection with the 1995 Plan. Options issued under the 1995 Plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral.

  Sharp declines in the market price of the Company's common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of the Company's common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998 the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive Officer Boland T. Jones) to $10.25, which was the closing price of the Company's common stock on such date. While the vesting schedules remained unchanged, the repriced and regranted options were generally subject to a twelve-month black-out period, during which the options could not be exercised. If an optionee's employment was terminated during the black-out period, he or she would forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of the Company's common stock on such date. Again, the vesting schedules remained the same and the repriced or regranted options were generally subject to a twelve-month black-out period during which the options could not be exercised. If the optionee's employment was terminated during the black-out period, he or she would forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intended to provide added incentive for the optionees to continue service.

  On July 22, 1998, the Board of Directors approved the 1998 Plan, which essentially mirrors the terms of the 1995 Plan except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan, because it was not approved by the shareholders, does not provide for the grant of incentive stock options. Under the 1998 Plan, 8,000,000 shares of common stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company.

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

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Effective June 1, 1999, the Company adopted an Associate Stock Purchase Plan (the "ASPP") to provide all employees who regularly work at least 20 hours each week and at least five months each calendar year and who have two months of consecutive service an opportunity to purchase shares of its common stock through payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of the common stock on either the first or last day of each six month subscription period, whichever is lower. Purchases under the ASPP are limited to 20% of an associate's base salary and a maximum of a calendar year aggregate fair market value of $25,000. Approximately 479,000 and 103,000 shares of common stock valued at approximately $1.4 million and $0.5 million were issued under the ASPP in 2000 and 1999, respectively. 1,000,000 shares of common stock were initially reserved for issuance under the ASPP, and on March 2, 2001 the Board of Directors approved the reserve of an additional 1.5 million shares for issuance under the ASPP, subject to shareholder approval at the annual meeting.

  On April 26, 2000, the Board of Directors approved the Directors Plan, subject to shareholder approval at the annual meeting. The Directors Plan is very similar to the 1998 Plan except that it is available only to non-employee directors of the Company. The Directors Plan was approved by the shareholders on June 7, 2000. Under the Directors Plan, 1,000,000 shares of common stock are reserved for the grant of nonqualified stock options and restricted stock awards to non-employee directors.

  As permitted under the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for awards issued under the Company's stock based compensation plans since the exercise price of such awards is generally the market price of the underlying common stock at date of grant. Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net loss and net loss per share would have been reduced to the following pro forma amounts:



                                                                                             2000           1999
                                                                                           --------       --------
                                                                                          (in thousands, except per
                                                                                                  share data)
Net loss
As reported..........................................................................      $(58,866)      $(33,491)
Pro forma............................................................................      $(76,988)      $(52,979)
Net loss per share
   As reported
   Basic.............................................................................      $  (1.22)      $  (0.72)
   Diluted...........................................................................      $  (1.22)      $  (0.72)
   Pro forma.........................................................................
   Basic.............................................................................      $  (1.60)      $  (1.14)
   Diluted...........................................................................      $  (1.60)      $  (1.14)

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Significant assumptions used in the Black-Scholes option pricing model computations are as follows:


                                                                                          2000             1999
                                                                                     ------------       ----------
Risk-free interest rate..........................................................    5.13% - 5.61%      4.73%-6.34%
Dividend yield...................................................................               0%               0%
Volatility factor................................................................              99%              83%
Weighted average expected life...................................................      3.75 years       4.67 years


  The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock plans is as follows:



                                                                                                       Weighted Average
Fixed Options                                                                          Shares           Exercise Price
---------------------------------------------------------------------------------  --------------      -----------------
Options outstanding at December 31, 1997.........................................      7,412,748              $13.29
   Granted.......................................................................      9,062,589               16.44
   Exercised.....................................................................     (1,112,361)               7.06
   Forfeited.....................................................................     (1,413,120)              16.06
                                                                                      ----------              ------
Options outstanding at December 31, 1998.........................................     13,949,856              $ 5.79
   Granted.......................................................................      2,886,414                6.94
   Exercised.....................................................................       (519,904)               2.08
   Forfeited.....................................................................     (1,945,690)               5.99
                                                                                      ----------              ------
Options outstanding at December 31, 1999.........................................     14,370,676              $ 6.13
   Granted.......................................................................      3,906,375                5.90
   Exercised.....................................................................     (2,374,778)               2.55
   Forfeited.....................................................................     (1,410,991)               6.04
                                                                                      ----------              ------
Options outstanding at December 31, 2000.........................................     14,491,282              $ 6.67
                                                                                      ==========              ======


  The following table summarizes information about stock options outstanding at December 31, 2000:


                                                 Weighted        Weighted Average                       Weighted Average
                                                  Average            Exercise                               Exercise
  Range of Exercise             Options          Remaining       Price of Options         Options       Price of Options
        Prices                Outstanding          Life             Outstanding         Exercisable        Exercisable
----------------------     -----------------  ---------------  ---------------------  ---------------  -------------------
$0 - $4.99                        685,126          4.16                 $ 2.16             402,626            $ 1.45
$5.00 - $9.99                  12,768,828          5.90                   6.08           7,813,564              6.02
$10.00 - $14.99                   495,401          4.16                  10.37             463,980             10.38
$15.00 - $30.00                   541,927          3.11                  22.62             541,801             22.62
                               ----------          ----                 ------           ---------            ------
                               14,491,282          5.65                   6.67           9,221,971              7.02
                               ==========          ====                 ======           =========            ======


16.    EMPLOYEE BENEFIT PLANS

  The Company sponsors a defined contribution retirement plan covering substantially all full-time employees. This plan allows employees to defer a portion of their compensation and associated income taxes pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions for the benefit of employees under this plan. The Company made contributions of $1.6 million, $1.6 million and $0.4 million in 2000, 1999 and 1998, respectively.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    RELATED-PARTY TRANSACTIONS

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

  The Company has advanced loans to an officer of the Company and to a limited partnership in which such officer has an indirect interest in connection with exercises of options to purchase the Company's common stock. During 2000, such limited partnership purchased approximately 1.4 million shares of the Company's common stock at an exercise price of $1.61 per share and such officer purchased approximately 240,000 shares at an exercise price of $0.52 per share. The Company loaned the officer and the limited partnership approximately $2.8 million to pay for the stock and related taxes. The loan is evidence by a recourse promissory note that bears interest at 5.96% and is secured by the common stock purchased. During 1999, the same officer exercised an option to purchase 24,000 shares of the Company's common stock at an exercise price of $0.71 a share. The Company loaned the officer $73,480 to pay for the stock and related taxes. The loan is evidenced by a recourse promissory note that bears interest at 6.5% and is secured by the common stock purchased. During 1997, the same officer exercised an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.27 a share. The Company loaned the officer $973,000 to pay for the stock and related taxes. The loan is evidenced by a recourse promissory note that bears interest at 6% and is secured by the common stock.

  During 2000, 1999 and 1998, the Company leased the use of an airplane on an hourly basis from a limited liability company that is owned 99% by the Company's chief executive officer and 1% by the Company. In connection with this lease arrangement, the Company advanced approximately $109,000 and $270,000 in 1999 and 1998, respectively, to the limited liability company to pay the expenses of maintaining and operating the airplane. No advances were made during 2000.

  During the second quarter of 1999, the Company made restricted stock grants to certain executives of a limited number of Company-owned shares held in certain investments in affiliates, at cost. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. Excluding the shares subject to these restricted stock grants, the Company owned an aggregate of 1,932,000 shares of WebMD Series E Common Stock and 74,305 shares of WebMD Series F Preferred Stock, which represent and were exchanged for 4,804,384 shares of common stock of WebMD, and 812,960 shares of USA.NET Series C Preferred Stock. In connection with this action, the Company recorded a $13.9 million non-cash gain resulting from the write-up to fair market value of these investments and an $13.1 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments. The Company recorded an additional non-cash charge of $1.2 million in 2000 related to the vesting of these grants. Additionally, 7,000 unvested WebMD shares and 1,200 unvested USA.NET shares related to an executive who left the Company were transferred back to the Company during 2000. In association with this transfer, the Company recoded a loss on investment of $100,000. In 2001 and 2002, the Company will be required to expense $38,000 and $12,000, respectively for the vesting period associated with the remaining unvested grants. In 1999 and 2000, the Company loaned $6,315,209 with recourse to two of the executives to pay taxes associated with the restricted stock grants. These loans are due on December 31, 2006, bear interest at 6.20% and are secured by the restricted stock granted. In March 2000, the Company agreed to forgive one-seventh of the principal plus accrued interest on such loans as of December 31, 2000, provided that the executives were employees of the Company on that date. Such amounts were forgiven as of December 31, 2000.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company has a strategic co-marketing arrangement with WebMD in which it owns an equity interest. The terms of the agreement provide for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase the Company's Orchestrate product. The Company in turn is obligated to purchase portal rights from WebMD for $4 million over four years to assist in marketing its Orchestrate product. Under this agreement, which expires on February 17, 2003, the Company recognized revenue of approximately $2.5 million and $2.1 million in 2000 and 1999, respectively. WebMD also subleased floor space in the Company's headquarters for approximately $0.5 million in each of the three years ended December 31, 2000, 1999 and 1998.


18.   COMMITMENTS AND CONTINGENCIES

Lease Commitments

  The Company leases computer and telecommunications equipment, office space and other equipment under noncancelable lease agreements. The leases generally provide that the Company pays the taxes, insurance and maintenance expenses related to the leased assets. Future minimum operating and capital lease payments as of December 31, 2000 are as follows (in thousands):


                                                                     Capital      Operating
                                                                      Leases        Leases
                                                                     ---------   ------------
2001  ............................................................     $1,805       $10,298
2002  ............................................................      1,656         8,095
2003  ............................................................      1,534         7,010
2004  ............................................................        948         5,836
2005  ............................................................         --         5,276
Thereafter  ......................................................         --         8,802
                                                                       ------       -------
Net minimum lease payments  ......................................      5,943       $45,317
                                                                                    =======
Less amount representing interest  ...............................        640
                                                                       ------
Present value of net minimum lease payments  .....................      5,303
Less current portion  ............................................      1,479
                                                                       ------
Obligations under capital lease, net of current portion  .........     $3,824
                                                                       ======


  Rent expense under operating leases was approximately $16.8 million, $16.8 million and $11.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum payments for facilities rent are reduced by scheduled sublease income of approximately $568,000, $731,000 and $501,000 for the years ended December 31, 2000, 1999 and 1998, respectively. During 2000, additions of computer and telecommunications equipment resulted in an increase in capital lease obligations of $4.0 million.

Supply Agreements

  The Company obtains long-distance telecommunications services pursuant to supply agreements with suppliers of long-distance telecommunications transmission services. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain long-distance services in the future at favorable prices or at all, and the unavailability of long-distance service, or a material increase in the price at which the Company is able to obtain long-distance service, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of these agreements provide for minimum purchase requirements. The Company is currently a party to two long-distance telecommunications services contracts that require the Company to purchase a minimum amount of services each month. The total amount of the minimum purchase requirements in 2000 were approximately $9.0 million, of which the Company has incurred metered telecommunications costs in excess of these minimums.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001.

  A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom Systems, the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC, 2000, and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000.

  On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). More specifically, the complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. More specifically, the statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs.

  A lawsuit was filed on November 1, 1999 by Donald H. Turner, a former officer of the Company, against the Company, Boland T. Jones and Jeffrey A. Allred in the Superior Court of Fulton County, Georgia. Against the Company the plaintiff alleges breach of contract and promissory estoppel relating to the termination of his employment, and against all defendants the plaintiff alleges fraudulent inducement relating to his hiring by the Company. The plaintiff seeks compensatory damages of $875,000, forgiveness of a $100,000 loan, interest, attorneys' fees and punitive damages in an unspecific amount. The defendants filed an answer and counterclaim, claiming that the plaintiff owes the Company the principal amount of the $100,000 loan plus interest as of January 1, 2001, plus costs and attorneys' fees, and that the plaintiff defrauded the Company and owes the Company approximately $400,000 in fraudulently attained pay and benefits, including the $100,000 loan. In March 2001, the parties entered into a settlement agreement and general release, which settled and disposed of all claims in this litigation. This settlement will not have a material adverse affect on the Company's business, financial condition or results of operations.

  On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, attorneys fees and costs.

  On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant.

  On June 9, 2000, the Company and Premiere Communications, Inc. filed a lawsuit in the United States District Court for the Middle District of Florida, seeking unspecified damages and equitable, including injunctive, relief against Z-Tel Technologies, Inc., Z-Tel Communications, Inc. (collectively, "Z-Tel"), David Gregory Smith, James

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Kitchen and Eduard Mayer for patent infringement, breach of contract, unfair competition, conversion, misappropriation of corporate opportunities, conspiracy to misappropriate corporate opportunities, tortious interference with contractual relations, tortious interference with actual and prospective business relations, and misappropriation of trade secrets. On June 29, 2000, Z-Tel filed an answer and counterclaims against the Company and Boland T. Jones ("Jones") seeking unspecified damages for tortious interference with actual and prospective business relations, trade defamation, and compelled self-defamation. Jones and the Company filed a timely motion to dismiss Z-Tel's counterclaims, which is pending before the court. On November 14, 2000, the parties to the lawsuit agreed to resolve in full all claims asserted by each party against the other. In connection with the settlement, Z-Tel agreed to issue a warrant to PTEK to purchase 175,000 shares of Z-Tel's common stock at a exercise price of $12.00, which price is subject to certain adjustments.

  The Company is also involved in various other legal proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.


19.   INCOME TAXES

  Income tax provision (benefit) for 2000, 1999 and 1998 is as follows (in thousands):

                                                                                    2000         1999           1998
                                                                                   -------      -------       --------
  Current:
   Federal  ..................................................................     $ 5,335      $11,599       $     --
   State  ....................................................................       1,328        2,411          1,200
   International  ............................................................       2,788        2,304          4,090
                                                                                   -------      -------       --------
                                                                                     9,451       16,314          5,290
                                                                                   -------      -------       --------
  Deferred:
   Federal  ..................................................................       1,745       15,247        (20,707)
   State  ....................................................................        (163)       4,897         (4,734)
   International  ............................................................         204       (1,160)        (1,026)
                                                                                   -------      -------       --------
                                                                                     1,786       18,984        (26,467)
                                                                                   -------      -------       --------
                                                                                   $11,237      $35,298       $(21,177)
                                                                                   =======      =======       ========

   The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income before income taxes for 2000, 1999 and 1998 is as follows (in thousands):



                                                                                     2000        1999         1998
                                                                                   --------     -------     --------
    Income taxes at federal statutory rate......................................   $(16,466)    $   632     $(36,901)
    State taxes, net of federal benefit.........................................     (1,500)      1,688       (2,316)
    Foreign taxes...............................................................      1,015         307           --
    Change in valuation allowance...............................................        783       1,234        1,733
    Non-deductible expenses, primarily goodwill amortization....................     27,405      31,437       16,307
                                                                                   --------     -------     --------
    Income taxes at the Company's effective rate................................   $ 11,237     $35,298     $(21,177)
                                                                                   ========     =======     ========


  Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):


                                                                                               2000          1999
                                                                                             --------      --------
Deferred tax assets:
   Net operating loss carryforwards.....................................................     $ 19,302      $ 24,425
   In-process research and development..................................................        3,728         3,728
   Restructuring, merger costs and other special charges................................          723         2,222
   Accrued liabilities..................................................................       10,500         5,407
   Depreciation and amortization........................................................        5,757         5,748
                                                                                             --------      --------
                                                                                               40,010        41,530
Deferred tax liabilities:
   Intangible assets....................................................................      (18,905)      (26,047)
   Unrealized gain on marketable equity securities......................................       (1,501)      (31,739)
   Other liabilities....................................................................      (17,980)       (8,966)
                                                                                             --------      --------
                                                                                              (38,386)      (66,752)
   Valuation allowance..................................................................       (6,490)       (5,906)
                                                                                             --------      --------
   Deferred income taxes, net...........................................................     $ (4,866)     $(31,128)
                                                                                             ========      ========

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. The Company's utilization of tax benefits associated with loss carryforwards could be limited if such a change were to occur. Management of the Company has recorded valuation allowances for deferred tax assets based on their estimate regarding realization of such assets.

  At December 31, 2000, the Company had federal income tax net operating loss carryforwards of approximately $13.4 million expiring in 2010 through 2018. Tax benefits of approximately $1.6 million and $2.0 million in 2000 and 1999, respectively, are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.


20.   STATEMENT OF CASH FLOW INFORMATION

 Supplemental Disclosure of Cash Flow Information (in thousands):



                                                                                       2000         1999         1998
                                                                                     -------      -------     --------
Cash paid during the year for:
   Interest.....................................................................     $11,324      $29,164     $ 15,415
   Income taxes.................................................................     $17,100      $ 4,527     $  3,554

Cash paid for acquisitions accounted for as purchases are as follows:
                                                                                      2000         1999         1998
                                                                                     -------      -------     --------
   Fair value of assets acquired................................................     $ 2,623      $37,633     $633,671
   Less liabilities assumed.....................................................          --       13,099      233,734
   Less common stock issued to sellers..........................................          --        4,443      372,283
   Cash paid for transaction costs and liabilities assumed......................          --          858       15,990
                                                                                     -------      -------     --------
   Net cash paid................................................................     $ 2,623      $20,949     $ 43,644
                                                                                     =======      =======     ========

21.   SEGMENT REPORTING

  The Company's reportable segments align the Company into two areas of focus driven by product offering and corporate services. The Company realigned into this decentralized organization in the third quarter of 1999 from the previous market segment focus of the Emerging Enterprise Solutions ("EES") and Corporate Enterprise Solutions ("CES") business units. The new business segments are Xpedite (formerly of CES), Voicecom (formerly of both EES and CES), Premiere Conferencing (formerly of CES), Retail Calling Card Services (formerly of EES) and Corporate. Xpedite offers a full range of value-added multimedia messaging services through its worldwide proprietary dedicated IP network for electronic information delivery. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including voice messaging, interactive voice response ("IVR") services and unified communications. Voicecom's initial customers come from direct selling organizations, but Voicecom

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS now targets key vertical markets such as financial services, telecom providers, real estate and healthcare. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Retail Calling Card Services is a business segment that the Company exited through the sale of its revenue base effective August 1, 2000. It consists primarily of the Premiere Worldlink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users. Discontinued operations treatment of this business unit was not obtainable as the Company continued using the legacy platform for its profitable wholesale line of business and its corporate calling card bundled within its 800-based messaging offerings within the Voicecom operating segment. Corporate focuses on being a holding company with minimal headcount leaving the day-to-day management of the businesses at the operating business units. In addition, Corporate includes PtekVentures, the Company's Internet investment arm. Adjusted EBITDA is management's primary measure of segment profit and loss.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Information concerning the operations in these reportable segments is as follows (in millions):


                                                                                               Year Ended
                                                                                   -----------------------------------
                                                                                               December 31
                                                                                   -----------------------------------
                                                                                        2000        1999        1998
                                                                                       ------     -------      ------
REVENUES:
   Xpedite.......................................................................      $233.9     $ 242.0      $197.0
   Voicecom......................................................................       117.9       125.7       152.9
   Premiere Conferencing.........................................................        71.6        53.8        36.9
   Retail Calling Card Services..................................................        13.7        37.2        58.0
   Eliminations(1)...............................................................        (0.2)       (0.3)         --
                                                                                       ------     -------      ------
   Totals........................................................................      $436.9     $ 458.4      $444.8
                                                                                       ======     =======      ======
OPERATING PROFIT (LOSS):
   Xpedite.......................................................................      $(37.7)    $ (30.4)     $(19.7)
   Voicecom......................................................................       (16.5)       (9.8)       23.7
   Premiere Conferencing.........................................................        (0.4)       (3.8)        1.8
   Retail Calling Card Services..................................................        (1.0)      (43.8)      (27.3)
   Corporate.....................................................................       (21.3)      (42.4)      (28.5)
   Eliminations(1)...............................................................        (0.2)       (0.3)         --
   Restructuring, merger costs and other special charges.........................        (0.7)       (7.6)      (24.1)
   Acquired research and development.............................................          --          --       (15.5)
   Legal settlements, net........................................................         1.4          --        (1.5)
                                                                                       ------     -------      ------
   Totals........................................................................      $(76.4)    $(138.1)     $(91.1)
                                                                                       ======     =======      ======
ADJUSTED EBITDA:
   Xpedite.......................................................................      $ 55.0     $  61.2      $ 54.1
   Voicecom......................................................................        13.1        13.9        51.0
   Premiere Conferencing.........................................................        14.7         9.0         7.0
   Retail Calling Card Services..................................................         1.6        (5.8)      (22.1)
   Corporate.....................................................................       (17.6)      (39.2)      (28.2)
   Eliminations(1)...............................................................        (0.2)       (0.3)         --
                                                                                       ------     -------      ------
   Totals........................................................................      $ 66.6     $  38.8      $ 61.8
                                                                                       ======     =======      ======
IDENTIFIABLE ASSETS:
   Xpedite.......................................................................      $391.6     $ 455.8      $485.2
   Voicecom......................................................................        90.2        95.6       144.6
   Premiere Conferencing.........................................................        75.0        76.2        73.7
   Retail Calling Card Services..................................................          --        10.9        30.0
   Corporate.....................................................................        74.1       132.0        62.9
                                                                                       ------     -------      ------
   Total.........................................................................      $630.9     $ 770.5      $796.4
                                                                                       ------     -------      ------

(1) Eliminations is primarily comprised of revenue eliminations from business transacted between Xpedite and Premiere Conferencing.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  A reconciliation of operating loss and Adjusted EBITDA to income (loss) before income taxes is as follows (in millions):


                                                                                        2000         1999         1998
                                                                                      -------      -------      -------
Adjusted EBITDA.................................................................      $  66.6      $  38.8      $  61.8
Less depreciation and amortization..............................................       (143.7)      (168.9)      (111.8)
Less restructuring, merger and other special charges............................         (0.7)        (8.0)       (24.1)
Less acquired research and development..........................................           --           --        (15.5)
Less legal settlements, net.....................................................          1.4           --         (1.5)
                                                                                      -------      -------      -------
Operating loss..................................................................      $ (76.4)     $(138.1)     $ (91.1)
Less interest expense, net......................................................        (10.6)       (24.7)       (14.7)
Plus other income (expense), net................................................         39.4        164.6          0.4
                                                                                      -------      -------      -------
Income (loss) before income taxes...............................................      $ (47.6)         1.8      $(105.4)
                                                                                      =======      =======      =======


  Information concerning revenues from groups of similar products and services are as follows (in millions):


                                                                                       2000         1999          1998
                                                                                      ------       ------        ------
E-mail, fax and messaging.......................................................      $233.9       $232.4        $193.8
Voice and unified messaging.....................................................        99.5        117.4         120.2
Conferencing....................................................................        71.4         53.9          36.9
Interactive voice response......................................................        12.2         10.9           7.4
Wholesale calling card services.................................................         6.2          6.6          28.5
Retail calling card services....................................................        13.7         37.2          58.0
                                                                                      ------       ------        ------
   Total........................................................................      $436.9       $458.4        $444.8
                                                                                      ======       ======        ======


  Information concerning depreciation expense for each reportable segment is as follows (in millions):


                                                                                        2000        1999        1998
                                                                                        -----       -----       -----
Xpedite..........................................................................       $11.8       $14.3       $16.6
Voicecom.........................................................................        17.9        17.2        19.2
Premiere Conferencing............................................................         6.0         4.2         2.1
Retail Calling Card Services.....................................................         2.6        32.6         8.2
Corporate........................................................................         2.2         1.6         0.2
                                                                                        -----       -----       -----
   Total.........................................................................       $40.5       $69.9       $46.3
                                                                                        =====       =====       =====


  Information concerning capital expenditures for each reportable segment is as follows (in millions):


                                                                                          2000        1999        1998
                                                                                          -----       -----       -----
Xpedite............................................................................       $15.4       $12.4       $11.8
Voicecom...........................................................................        12.2        16.6        25.7
Premiere Conferencing..............................................................         7.1         9.7         7.3
Retail Calling Card Services.......................................................          --          --        11.2
Corporate..........................................................................         0.3         5.5         5.3
                                                                                          -----       -----       -----
   Total...........................................................................       $35.0       $44.2       $61.3
                                                                                          =====       =====       =====

  The following table presents financial information based on the Company's geographic segments for the years ended December 31, 2000, 1999 and 1998 (in millions):

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The following table presents financial information based on the Company's geographic segments for the years ended December 31, 2000, 1999 and 1998 (in millions):


                                                                                           Operating        Identifiable
                                                                        Net Revenues      Income (Loss)        Assets
                                                                        ------------      -------------     ------------
2000
North America.......................................................         $319.2           $ (88.5)           $565.0
Asia Pacific........................................................           66.9               0.4              30.8
Europe..............................................................           50.8              11.7              35.1
                                                                             ------           -------            ------
  Total.............................................................          436.9           $ (76.4)           $630.9
                                                                             ======           =======            ======

1999
North America.......................................................         $333.5           $(149.7)           $673.6
Asia Pacific........................................................           71.1               9.3              55.9
Europe..............................................................           53.8               2.3              41.0
                                                                             ------           -------            ------
  Total.............................................................         $458.4           $(138.1)           $770.5
                                                                             ======           =======            ======

1998
North America.......................................................         $351.9           $(110.5)           $737.5
Asia Pacific........................................................           51.4               7.6              33.7
Europe..............................................................           47.3              12.3              25.2
Eliminations........................................................           (5.8)             (0.5)               --
                                                                             ------           -------            ------
  Total.............................................................         $444.8           $ (91.1)           $796.4
                                                                             ======           =======            ======


Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

  There have been no disagreements with or change in the registrants's independent accountant since the Company's inception.

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

     3.   Exhibits

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
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

 2.34      Agreement and Plan of Merger, dated April 22, 1998, by and among the Company,
           AmericanTeleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the
           shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on
           Form 8-K dated April 23, 1998, and filed with the Commission on April 28, 1998.)

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

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
-------    ----------------------------------------------------------------------------------------------
10.51      Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant's
           Definitive Proxy Statement distributed in connection with the Registrant's June 22, 1999 annual meeting, filed on May 19, 1999).

10.52      Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant).

10.53      Employment Agreement dated as of January 1, 2000 by and between American Teleconferencing Services,
           Ltd. And Tehordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).

10.54      First Amendment to Sublease Agreement dated as of February 1, 2000 by and between Premiere
           Communications, Inc. and Healtheon/WebMD Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).

10.55      PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the
           Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 7, 2000 annual meeting of shareholders, filed April 28, 2000).**

10.56      Settlement Agreement dated as of April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom,
           Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q
           for the Quarter Ended June 30, 2000).*

10.57      Amendment No. 1 dated as of January 1, 2000 to Telecommunications Service Agreement dated October
           29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended
           June 30, 2000).

10.58      Addendum A dated as of January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).

10.59      Credit Agreement dated as of September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings,
           Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly
           Report on Form 10-Q for the Quarter Ended September 30, 2000).

10.60      Asset Sale Agreement, together with exhibits, dated as of August 25, 2000 by and between Telecare,
           Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants
           Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

21.1       Subsidiaries of the Registrant.

23.1       Consent of Arthur Andersen LLP.

*          Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the
           Commission.


**         Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b)        The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2001.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PTEK Holdings, Inc.


                                  By:   /s/ Boland T. Jones
                                        --------------------------------------
                                        Boland T. Jones, Chairman of the Board
                                         and Chief Executive Officer

                                            Date:   March __, 2001

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


                Signature                                              Title                            Date
                ---------                                              -----                            ----
           /s/ Boland T. Jones                         Chairman of the Board and Chief             March __, 2001
-----------------------------------------               Executive Officer (principal
               Boland T. Jones                          executive officer) and Director


          /s/ Patrick G. Jones                         Executive Vice President                    March __, 2001
-----------------------------------------               Chief Financial Officer
             Patrick G. Jones                           (principal financial and
                                                        accounting officer) and Chief
                                                        Legal Officer

         /s/ George W. Baker, Sr.                       Director                                   March __, 2001
-----------------------------------------
            George W. Baker, Sr.

       /s/ Raymond H. Pirtle, Jr.                       Director                                   March __, 2001
-----------------------------------------
           Raymond H. Pirtle, Jr.

        /s/ William P. Payne                            Vice Chairman and Director                 March __, 2001
-----------------------------------------
            William P. Payne

        /s/ Jeffrey A. Allred                           President and Chief Operating              March __, 2001
-----------------------------------------                Officer and Director
            Jeffrey A. Allred

          /s/ Jackie M. Ward                            Director                                   March __, 2001
-----------------------------------------
              Jackie M. Ward

         /s/ Jeffrey T. Arnold                          Director                                   March __, 2001
-----------------------------------------
             Jeffrey T. Arnold

        /s/ Jeffrey M. Cunningham                       Director                                   March __, 2001
-----------------------------------------
            Jeffrey M. Cunningham

                                 EXHIBIT INDEX

Exhibit
Number                                        Description
---------  -------------------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
---------  -------------------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
---------  -------------------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
---------  -------------------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
---------  -------------------------------------------------------------------------------------------------------
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

Exhibit
Number                                        Description
---------  -------------------------------------------------------------------------------------------------------
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

 10.52     Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant).

 10.53     Employment Agreement dated as of January 1, 2000 by and between American Teleconferencing Services,
           Ltd. And Tehordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant's
           Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).

 10.54     First Amendment to Sublease Agreement dated as of February 1, 2000 by and between Premiere
           Communications, Inc. and Healtheon/WebMD Corporation (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).

 10.55     PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the
           Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 7, 2000 annual meeting of shareholders, filed April 28, 2000).**

 10.56     Settlement Agreement dated as of April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom,
           Inc. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for
           the Quarter Ended June 30, 2000).*

 10.57     Amendment No. 1 dated as of January 1, 2000 to Telecommunications Service Agreement dated October 29,
           1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to
           Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).

 10.58     Addendum A dated as of January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2000).

 10.59     Credit Agreement dated as of September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings,
           Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly
           Report on Form 10-Q for the Quarter Ended September 30, 2000).

 10.60     Asset Sale Agreement, together with exhibits, dated as of August 25, 2000 by and between Telecare,
           Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants
           Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2000).

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of Arthur Andersen LLP.