Form 10-Q
period 2001-03-31
PTEK HOLDINGS INC
filed 2001-05-15
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

         (1) Yes [X]  No [_]                  (2) Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                  Outstanding at May 9, 2001
-----------------------------                     --------------------------
Common Stock, $0.01 par value                          49,702,353 Shares

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q

                                                                     Page
                                                                     ----
PART I FINANCIAL INFORMATION

  Item 1 Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
         and December 31, 2000......................................    3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended March 31, 2001 and 2000.................    4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 2001 and 2000.................    5

         Notes to Condensed Consolidated Financial Statements.......    6

  Item 2 Management's Discussion and Analysis of Financial Condition
         and Results of Operations..................................   13

  Item 3 Quantitative and Qualitative Disclosures About Market Risk.   21

PART II OTHER INFORMATION

  Item 1 Legal Proceedings..........................................   22

  Item 2 Changes in Securities......................................   24

  Item 3 Defaults Upon Senior Securities............................   24

  Item 4 Submission of Matters to a Vote of Security Holders........   24

  Item 5 Other Information..........................................   24

  Item 6 Exhibits and Reports on Form 8-K...........................   24

SIGNATURES..........................................................   25

                         ITEM 1. FINANCIAL STATEMENTS

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
                     MARCH 31, 2001 AND DECEMBER 31, 2000
                (IN THOUSANDS EXCEPT SHARE AND PER SHAER DATA)

                                                                                     March 31,   December 31,
                                                                                       2001          2000
                                                                                    ----------   ------------
                                                                                    (Unaudited)
                                 ASSETS
CURRENT ASSETS
 Cash and equivalents..............................................................   $  12,840   $  22,991
 Marketable securities, available for sale.........................................       3,641       6,725
 Accounts receivable, net..........................................................      72,336      66,927
 Notes receivable - sale of revenue base...........................................       6,552       6,552
 Prepaid expenses and other........................................................      11,297       8,904
 Deferred income taxes, net........................................................      20,138      18,998
                                                                                      ---------   ---------
       Total current assets........................................................     126,804     131,097

PROPERTY AND EQUIPMENT, NET........................................................     115,314     117,106

OTHER ASSETS
 Investments.......................................................................      24,424      27,066
 Intangibles, net..................................................................     330,063     344,782
 Other assets......................................................................      10,662      10,882
                                                                                      ---------   ---------
                                                                                       $607,267   $ 630,933
                                                                                      =========   =========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable..................................................................   $  41,625   $  32,057
 Deferred revenue..................................................................       2,401         540
 Accrued taxes.....................................................................       9,235      12,276
 Accrued liabilities...............................................................      51,902      60,966
 Deferred gain - sale of revenue base..............................................       6,552       6,552
 Current maturities of long-term debt and capital lease obligations................       2,900       1,676
 Accrued restructuring, merger costs and other special charges.....................         792       1,081
                                                                                      ---------   ---------
       Total current liabilities...................................................     115,407     115,148
                                                                                      ---------   ---------

LONG-TERM LIABILITIES
 Convertible subordinated notes....................................................     172,500     172,500
 Long-term debt and capital lease obligations......................................       6,738       4,586
 Other accrued liabilities.........................................................         480       1,429
 Deferred income taxes, net........................................................      24,060      23,864
                                                                                      ---------   ---------
       Total long-term liabilities.................................................     203,778     202,379
                                                                                      ---------   ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized, 52,532,353 and
   51,316,880 shares issued in 2001 and 2000 and 49,827,353 and 49,067,244 shares
   outstanding in 2001 and 2000, respectively......................................         525         513
 Unrealized gain on marketable securities, available for sale......................         554       2,316
 Additional paid-in capital........................................................     583,388     581,474
 Treasury stock, at cost...........................................................     (13,675)    (12,398)
 Note receivable, shareholder......................................................      (3,834)     (3,834)
 Cumulative translation adjustment.................................................      (7,023)     (6,363)
 Accumulated deficit...............................................................    (271,853)   (248,302)
                                                                                      ---------   ---------
       Total shareholders' equity..................................................     288,082     313,406
                                                                                      ---------   ---------
                                                                                      $ 607,267   $ 630,933
                                                                                      =========   =========

   Accompanying notes are integral to these condensed consolidated financial statements.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                   2001       2000
                                                 ---------  --------
                                                     (Unaudited)
REVENUES.......................................  $108,377   $115,713
TELECOMMUNICATIONS COSTS.......................    27,424     31,463
                                                 --------   --------
GROSS PROFIT...................................    80,953     84,250
DIRECT OPERATING COSTS.........................    17,530     16,970
                                                 --------   --------
CONTRIBUTION MARGIN............................    63,423     67,280
OTHER OPERATING EXPENSES
 Selling and marketing.........................    23,191     23,643
 General and administrative....................    20,526     21,757
 Research and development......................     4,099      3,591
 Depreciation..................................     9,105      9,963
 Amortization..................................    24,094     25,760
                                                 --------   --------
   Total operating expenses....................    81,015     84,714
                                                 --------   --------

OPERATING LOSS.................................   (17,592)   (17,434)
                                                 --------   --------

OTHER INCOME (EXPENSE)
 Interest, net.................................    (2,610)    (2,711)
 Gain on sale of marketable securities.........     1,604     46,016
 Asset impairment - investments................    (4,755)         -
 Amortization of goodwill - equity investments.    (1,612)         -
 Other, net....................................      (371)      (416)
                                                 --------   --------
   Total other income (expense)................    (7,744)    42,889
                                                 --------   --------

INCOME/(LOSS) BEFORE INCOME TAXES..............   (25,336)    25,455
INCOME TAX EXPENSE/(BENEFIT)...................    (1,785)    17,160
                                                 --------   --------

NET INCOME/(LOSS)..............................  $(23,551)  $  8,295
                                                 ========   ========

BASIC NET INCOME/(LOSS) PER SHARE..............  $  (0.48)  $   0.17
                                                 ========   ========
DILUTED NET INCOME/(LOSS) PER SHARE............  $  (0.48)  $   0.17
                                                 ========   ========

WEIGHTED AVERAGE SHARES OUTSTANDING
 BASIC.........................................    49,563     47,455
                                                 ========   ========
 DILUTED.......................................    49,563     49,868
                                                 ========   ========

   Accompanying notes are integral to these condensed consolidated financial statements.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                (IN THOUSANDS)

                                                                               2001           2000
                                                                             ---------     ----------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income/(loss)...........................................................  $(23,551)    $  8,295
  Adjustments to reconcile net income (loss) to cash flows
   from operating activities:
    Depreciation and amortization.............................................    33,199       35,723
    Gain on sale of marketable securities.....................................    (1,604)     (46,016)
    Loss on disposal of property and equipment................................       247          415
    Income tax expense/(benefit)..............................................    (1,785)      17,160
    Payments for restructuring, merger costs and other special charges........      (289)      (2,211)
    Asset impairment - investments............................................     4,755            -
    Amortization of goodwill - investments....................................     1,612            -
    Payments related to accrued legal settlements.............................      (863)           -
    Income taxes paid.........................................................      (100)     (11,789)
    Changes in assets and liabilities:
      Accounts receivable, net................................................    (5,409)      (8,731)
      Prepaid expenses and other..............................................    (1,108)        (450)
      Accounts payable and accrued expenses...................................     2,000      (10,779)
      Deferred gain on legal settlement.......................................         -       12,000
                                                                                --------     --------

   Total adjustments..........................................................    30,655      (14,678)
                                                                                --------     --------

   Net cash  provided by (used in) operating activities.......................     7,104       (6,383)
                                                                                --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures........................................................    (9,318)      (6,021)
  Sale of marketable securities...............................................     1,804       47,646
  Payments made for certain business assets...................................    (3,628)        (495)
  Investments.................................................................    (3,525)     (13,305)
  Other.......................................................................         -       (1,932)
                                                                                --------     --------

   Net cash (used in) provided by investing activities........................   (14,667)      25,893
                                                                                --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments under borrowing arrangements.......................................      (501)        (653)
  Purchase of treasury stock, at cost.........................................    (1,277)           -
  Exercise of stock options, net of tax withholding payments..................        61        3,487
                                                                                --------     --------

   Net cash (used in) provided by financing activities........................    (1,717)       2,834
                                                                                --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH.......................................      (871)        (317)
                                                                                --------     --------

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS...............................   (10,151)      22,027
CASH AND EQUIVALENTS, beginning of period.....................................    22,991       15,366
                                                                                --------     --------
CASH AND EQUIVALENTS, end of period...........................................  $ 12,840     $ 37,393
                                                                                ========     ========

Income taxes paid.............................................................  $    100     $ 11,789
                                                                                ========     ========
Interest paid.................................................................  $  5,145     $  5,225
                                                                                ========     ========

   Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of PTEK Holdings, Inc. and its subsidiaries (collectively, the "Company" or "PTEK") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to goodwill and other long-lived assets and accruals for restructuring costs and employee benefits. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission on April 2, 2001.


2.  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date was January 1, 2001. The Company adopted these three statements with no material impact to its results of operations or financial position.


3.  NET INCOME (LOSS) PER SHARE

     The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic earnings per share and diluted earnings per share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes and stock options are potentially dilutive securities. For the three-month period ended March 31, 2001, both potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share. For the three-month period ended March 31, 2000, the difference between basic and diluted earnings per common share was the dilutive effect of employee stock options.


4.  COMPREHENSIVE INCOME

     Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company's components of other comprehensive income. For the three-month periods ended March 31, 2001 and 2000, total comprehensive (loss) was approximately $(26.0) million and $(16.1) million, respectively.

5.  MARKETABLE SECURITIES, AVAILABLE FOR SALE

     "Marketable securities, available for sale" at March 31, 2001 and December 31, 2000, are principally common stock investments carried at fair value based on quoted market prices and mutual funds carried at amortized cost.

     During the three months ended March 31, 2001, the Company sold investments with aggregate proceeds less commissions of approximately $1.8 million and realized gains of approximately $1.6 million. At March 31, 2001, the Company held investments in public companies with an aggregate market value of approximately $3.6 million and unrealized gains of approximately $0.6 million. The deferred tax liability on unrealized gains related to these investments was approximately $347,000 at March 31, 2001.


6.  INVESTMENTS

     The Company has made investments in various companies that are engaged in emerging technologies related to the Internet. These investments are classified as either cost or equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock."

     The Company continually evaluates the carrying value of its ownership interests in investments in the PtekVentures portfolio that are accounted for using the cost or equity method of accounting for possible impairment based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees.

     The Company's portfolio companies operate in industries that are rapidly evolving and extremely competitive. Recently, many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000. The Company's accounting estimates with respect to the useful life and ultimate recoverability of its carrying basis including goodwill in portfolio companies could change in the near term and the effect of such changes on the financial statements could be material. While the Company believes that the recorded amount of carrying basis including goodwill as of March 31, 2001 is not impaired, there can be no assurance that future results will confirm this assessment or that a significant write-down of certain investments will not be required in the future. During the first quarter of 2001, the Company determined that certain of these investments were impaired and that the impairment was not temporary. Accordingly, the Company recorded an impairment charge of approximately $4.8 million, which is included in the accompanying condensed consolidated statements of operations as "Asset impairment - investments."

  The following summarizes the investment activity during the three-month period ended March 31, 2001 (in thousands):

                                             Equity      Cost       Total
                                            ---------  ---------  ---------
     Carrying value at December 31, 2000     $14,681    $12,385    $27,066
     Additional investment - cash              2,474      1,051      3,525
     Additional investment commitment              -        200        200
     Amortization of goodwill                 (1,612)         -     (1,612)
     Asset impairment                           (731)    (4,024)    (4,755)
                                             -------    -------    -------
     Carrying value at March 31, 2001        $14,812    $ 9,612    $24,424
                                             =======    =======    =======


7.  RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Reorganization of Company into EES and CES Business Segments

     The balance of severance and exit costs at December 31, 2000 and March 31, 2001 represents the remaining severance reserve for former executive management. In the 3-month period ended March 31, 2001, cash severance payments made to one former executive were $0.2 million. The Company expects to pay the remaining severance reserve balance of $0.5 million to the former executive over the 13-month period following March 31, 2001.

Exit of the Asia Real-Time Fax and Telex Business

     During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's decision to exit its legacy real-time fax and real-time telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH.

     Payments made for severance and exit costs during the first quarter of 2001 represent the remaining severance obligations to 67 employees, which obligations were accrued at December 31, 2000. The Company does not expect any further severance payments under this plan.

     Contractual and other obligations paid during the first quarter of 2001 were the result of lease commitments from idle facilities that were exited. These commitments are expected to expire in the first quarter of 2002.

     Accrued costs for restructuring, merger costs and other special charges at December 31, 2000 and March 31, 2001 are as follows (in thousands):


                                                           Accrued Costs at
Reorganization of Company into EES and                        December 31,                      Accrued Costs at
CES Business Segments                                            2000           Payments         March 31, 2001
------------------------------------------------------------------------------------------------------------------
Severance and exit costs                                        $  639            $166                $473
                                                            ------------------------------------------------------
Accrued restructuring, merger costs and
  other special charges                                         $  639            $166                $473
                                                            ------------------------------------------------------

                                                            Accrued Costs at
                                                               December 31,                     Accrued Costs at
Exit of the Asia Real-Time Fax and Telex Business                 2000           Payments        March 31, 2001
------------------------------------------------------------------------------------------------------------------

  Severance and exit costs                                      $   59            $ 59                $  -
  Contractual obligations                                          290              49                 241
  Other                                                             93              15                  78
                                                            ------------------------------------------------------
  Accrued restructuring, merger costs and other
   special charges                                              $  442            $123                $319
                                                            ------------------------------------------------------

                                                            Accrued Costs at
                                                               December 31,                     Accrued Costs at
Consolidated                                                      2000           Payments        March 31, 2001
------------------------------------------------------------------------------------------------------------------

  Severance and exit costs                                      $  698            $225                $473
  Contractual obligations                                          290              49                 241
  Other                                                             93              15                  78
                                                            ------------------------------------------------------
  Accrued restructuring, merger costs and other
   special charges                                              $1,081            $289                $792
                                                            ------------------------------------------------------

8.  COMMITMENTS AND CONTINGENCIES

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

     On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable.The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs.

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

     Certain of our customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against said customers. We do not believe that we have an obligation to indemnify such customers; however, due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation, and any adverse outcome could have a material effect on our business, financial condition and results of operations. Even if we were to prevail in this type of challenge, our business could be adversely affected by the diversion of management attention and litigation costs.

     The Company is also involved in various other legal proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.


9.  SEGMENT REPORTING

     The Company's reportable segments align the Company into areas of focus driven by product offering and corporate services. The Company's reportable business segments are Xpedite, Voicecom, Premiere Conferencing and Corporate. Xpedite offers a full range of value-added multimedia messaging services through its worldwide proprietary dedicated IP network for electronic information delivery. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including voice messaging, interactive voice response ("IVR") services and unified communications. Voicecom's initial customers came from direct selling organizations, but Voicecom now targets key vertical markets such as financial services, telecom providers, real estate and healthcare. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Corporate focuses on being a holding company with minimal headcount leaving the day-to-day management of the businesses at the operating business units. Corporate also includes PtekVentures, the Company's Internet investment arm. In addition, the Company previously had one other reportable business segment, Retail Calling Card Services, which the Company exited through the sale of its revenue base effective August 1, 2000. The business segment consisted primarily of the Premiere Worldlink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users. Discontinued operations treatment of this business segment was not obtainable as the Company continued using the legacy platform for its profitable wholesale line of business and its corporate calling card bundled within its 800-based messaging offerings within the Voicecom operating segment. Adjusted EBITDA is management's primary measure of segment profit and loss. Adjusted EBITDA is defined by the Company as operating income or loss before depreciation and amortization. In its earnings releases, the Company discloses Adjusted EBITDA before certain stock-based compensation and related expenses that are included in "General and administrative" expenses.

     Information concerning the operations in these reportable segments is as follows (in millions):

                                       Three Months       Three Months
                                           Ended             Ended
                                      March 31, 2001     March 31, 2000
                                      --------------     --------------
     Revenues
      Premiere Conferencing               $ 25.4             $ 15.8
      Xpedite                               57.0               62.6
      Voicecom                              26.0               30.9
      Retail Calling Card Services             -                6.4
                                      --------------     --------------
                                          $108.4             $115.7
                                      ==============     ==============

                                       Three Months       Three Months
                                           Ended             Ended
                                      March 31, 2001     March 31, 2000
                                      --------------     --------------
     Adjusted EBITDA
      Premiere Conferencing               $  5.1             $  2.4
      Xpedite                               13.9               17.6
      Voicecom                               1.0                4.6
      Retail Calling Card Services             -                0.6
      Corporate                             (4.4)              (6.9)
                                      --------------     --------------
                                          $ 15.6             $ 18.3
                                      ==============     ==============

                                      March 31, 2001  December 31, 2000
                                      --------------     --------------
     Identifiable assets
      Xpedite                             $362.9             $391.6
      Voicecom                              92.1               90.2
      Premiere Conferencing                 75.3               75.0
      Corporate                             77.0               74.1
                                      --------------     --------------
                                          $607.3             $630.9
                                      ==============     ==============

     A reconciliation of Adjusted EBITDA to operating loss and income (loss) before income taxes is as follows (in millions):


                                                                Three Months     Three Months
                                                                    Ended            Ended
                                                               March 31, 2001   March 31, 2000
                                                               --------------   --------------
     Adjusted EBITDA                                               $ 15.6           $ 18.3
     Less: Depreciation                                              (9.1)           (10.0)
     Less: Amortization                                             (24.1)           (25.7)
                                                               --------------   --------------
     Operating loss                                                 (17.6)           (17.4)
                                                               --------------   --------------
     Less: Interest, net                                             (2.6)            (2.7)
     Plus: Gain on sale of marketable equity securities               1.6             46.0
     Less: Asset impairment - investments                            (4.8)               -
     Less: Amortization of goodwill - equity investments             (1.6)               -
     Plus: Other income (expense), net                               (0.3)            (0.4)
                                                               --------------   --------------
     Income (loss) before income taxes                             $(25.3)          $ 25.5
                                                               ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

     PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the "Company" or "PTEK") is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery), and unified communications (personal communications management systems that handle voice mail, e-mail and personal content from the Web or the telephone). The Company's reportable segments align the Company into areas of focus that are driven by product offering and corporate services. These segments are Xpedite, Voicecom, Premiere Conferencing and Corporate. Xpedite offers a full range of value-added multimedia messaging services through its worldwide proprietary IP network for electronic information delivery. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including voice messaging, interactive voice response ("IVR") services and unified communications. Voicecom's initial customers came from direct selling organizations, but Voicecom now targets key vertical markets such as financial services, telecom providers, real estate and healthcare. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Corporate focuses on being a holding company with minimal headcount leaving the day-to-day management of the businesses at the three operating business units. In addition, Corporate includes PtekVentures, the Company's Internet investment arm. Retail Calling Card Services is a business segment that the Company exited through the sale of its revenue base effective August 1, 2000. It primarily consisted of the Premiere WorldLink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users. Adjusted EBITDA is management's primary measure of segment profit and loss.

     The Company's revenues are based on usage in the Xpedite and Premiere Conferencing business segments and a mix of both usage and monthly fixed fees in the Voicecom business segment.

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

     "Adjusted EBITDA" is defined by the Company as operating income or loss before depreciation and amortization. In its earnings releases, the Company discloses Adjusted EBITDA before certain stock-based compensation and related expenses that are included in "General and administrative" expenses.

     Adjusted EBITDA is considered a key financial management performance indicator because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability and the effects of sales of marketable securities, the write-down of investments, and special cash or non-cash charges associated with acquisitions and internal exit activities. Adjusted EBITDA provides each segment's management team with a consistent measurement tool for evaluating the operating profit of the business before investing activities, taxes and special charges. Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS
---------------------

     The following table presents selected financial information regarding the Company's operating segments for the periods presented (in millions):


                                      Three Months   Three Months
                                          Ended          Ended
                                        March 31,      March 31,
                                           2001           2000
                                      -----------    -----------
     Revenues
      Premiere Conferencing             $ 25.4         $ 15.8
      Xpedite                             57.0           62.6
      Voicecom                            26.0           30.9
      Retail Calling Card Services           -            6.4
                                      -----------    -----------
                                        $108.4         $115.7
                                      ===========    ===========

     Adjusted EBITDA
      Premiere Conferencing             $  5.1         $  2.4
      Xpedite                             13.9           17.6
      Voicecom                             1.0            4.6
      Retail Calling Card Services           -            0.6
      Corporate                           (4.4)          (6.9)
                                      -----------    -----------
                                        $ 15.6         $ 18.3
                                      ===========    ===========

ANALYSIS
--------

     Consolidated revenues decreased 6.3% to $108.4 million in the three months ended March 31, 2001 compared with the same period in 2000. On a segment basis, the increases and/or decreases were caused by the following factors:

     . Premiere Conferencing experienced a 60.3% increase to $25.4 million for the three months ended March 31, 2001 compared with the same period in 2000. The overall growth in revenue at Premiere Conferencing results primarily from growth in its unattended/automated conferencing product offering which has exhibited significant growth over the past two years. Also contributing to the growth in revenue was approximately $1.1 million of international conferencing revenue. Management responsibility for international conferencing was transferred from Xpedite to the Premiere Conferencing segment effective January 1, 2001, and prior to that date international conferencing revenue was reported within the Xpedite segment.

     . Xpedite experienced an 8.9% decrease to $57.0 million for the three months ended March 31, 2001 compared with the same period in 2000. The decrease in revenue for the three-month period can be attributed to the fourth quarter 2000 exit of real-time fax and real-time telex services in certain Asian markets, the shift of international conferencing and voice messaging revenues to Premiere Conferencing and Voicecom, and the continued strength of the U.S. dollar. After adjusting for these impacts, totaling approximately $7.8 million, Xpedite would have experienced an increase in revenue of approximately 4.1% for the three months ended March 31, 2001 when compared to the same period in 2000. Management responsibility for international conferencing and voice messaging was transferred from Xpedite to those segments effective January 1, 2001. The revenue decrease of $5.6 million was offset, to some degree, by significant year-over-year increases in new service revenues, particularly for messageREACH, which experienced an increase in revenue from virtually zero in the first quarter of 2000 to $2.9 million in the first quarter of 2001.

     . Voicecom experienced a 16.0% decrease to $26.0 million in the three months ended March 31, 2001 compared with the same period in 2000. The decrease in revenue is primarily driven by declines in messaging revenue, offset in part by increases in Voicecom's IVR and wholesale calling card revenue. The decline in messaging revenue is principally due to weakness in direct selling organizations ("DSOs") and the exit of selling into the small office/home office sales channels. In particular, Voicecom has experienced continued attrition in its largest DSO customer, Amway Corporation. This attrition has resulted in large part from Voicecom's inability to selectively solicit or otherwise engage in promotional activities directly with Amway's independent business owners ("IBOs"), which is not permitted by the current agreement. Amway has indicated its intent to terminate the current agreement. Voicecom is currently engaged in discussions with Amway to reach a new agreement that will allow Voicecom to deal directly with the IBOs sooner; however, there can be no assurance that such a new agreement will be reached. Increases in IVR and wholesale calling card revenue are due primarily to increased minutes of use with existing customers. Management responsibility for international voice messaging was transferred from Xpedite to the Voicecom segment effective January 1, 2001, and prior to that date international voice messaging revenue was reported within the Xpedite segment. Revenues from international voice messaging were not significant in the first quarter of 2001.

     . Retail Calling Card Services experienced a 100% decrease in revenue for the three months ended March 31, 2001 compared with the same period in 2000, due to PTEK's sale of this operating segment's revenue base effective August 1, 2000.

     Consolidated gross profit margins were 74.7% and 72.8% for the three months ended March 31, 2001 and 2000, respectively, an improvement of 1.9 percentage points. Gross profit margin for the Premiere Conferencing segment improved to 81.0% for the three months ended March 31, 2001 from 76.2% for the comparable period in 2000. Premiere Conferencing has benefited from lower telecommunications costs primarily resulting from aggressive negotiations with telecommunications carriers. Gross profit margins for the Xpedite segment improved to 72.9% for the three months ended March 31, 2001 from 69.5% for the comparable period in 2000. This improvement is due, in part, to the exit of real-time fax and real-time telex services in certain Asian markets where Xpedite's margins were eroding as telecommunications costs decreased as a result of deregulation, as well as revenue increases in higher margin products such as transactional fax and messageREACH email services. Gross profit margin for the Voicecom segment declined to 72.5% for the three months ended March 31, 2001 from 80.1% for the comparable period in 2000. This decrease is caused primarily by the decline in voice messaging revenues, which are mainly provided by a fixed cost local telephone network. In addition, as part of the sale of Retail Calling Card Services, Voicecom agreed to provide wholesale platform and transmission services to the acquiring company. Gross profit margins are significantly lower for this type of service than for Voicecom's traditional wholesale offerings.

     Consolidated direct costs of operations were 16.2% of revenues for the three months ended March 31, 2001 as compared with 14.7% for the same period of 2000. The increase in these costs as a percentage of revenue is attributable primarily to the Premiere Conferencing operating segment representing a higher percentage of consolidated revenues. Direct costs of operations as a percentage of revenue are higher at Premiere Conferencing than at PTEK's other operating segments. At Premiere Conferencing, direct costs of operations as a percentage of revenue declined to 29.7% for the three months ended March 31, 2001 as compared with 35.1% for the same period of 2000, reflecting the growth in this segment's automated conferencing services relative to its total revenue base. At Xpedite, direct costs of operations as a percentage of revenue increased slightly in the three months ended March 31, 2001 as compared to the same period in 2000, from 7.0% to 7.8%. The Voicecom segment also experienced an increase in direct costs of operations as a percentage of revenue, to 21.4% from 20.1% in the comparable 2000 period.

     Consolidated selling and marketing costs increased to 21.4% of revenues for the three months ended March 31, 2001 from 20.4% of revenues for the comparable 2000 period. This increase as a percentage of revenue is primarily driven by increases within both the Premiere Conferencing and Xpedite segments. The increase at Premiere Conferencing, from 15.7% of revenues for the three months ended March 31, 2000 to 19.1% for the comparable 2001 period, is primarily attributable to increased sales and marketing expenses associated with this segment's international expansion activities. The increase at Xpedite, from 20.5% of revenues for the three months ended March 31, 2000 to 24.0% for the comparable 2001 period, is primarily attributable to increased sales and marketing expenses associated with the growth of this segment's new service offerings, messageREACH and voiceREACH, as well as these costs being spread over a lower revenue base. The decrease at Voicecom, from 20.3% of revenues for the three months ended March 31, 2000 to 17.0% for the comparable 2001 period, is primarily the result of sales force reductions that were made in the third quarter of 2000. Also helping to offset the overall increase was the absence of these costs within the Retail Calling Card operating segment, resulting from PTEK's sale of the segment's revenue base effective August 1, 2000.

     Consolidated research and development costs were 3.8% of revenues for the three months ended March 31, 2001 compared with 3.1% of revenues for the comparable period in 2000. The increase in these costs as a percentage of revenue relates primarily to the development of new service offerings in each of PTEK's operating segments. New service offerings at Premiere Conferencing include ReadyConference and VisionCast, while Xpedite's new service offerings include messageREACH and voiceREACH. Voicecom's development activities are principally focused on Orchestrate.

     Consolidated general and administrative costs increased slightly to 18.9% of revenues for the three months ended March 31, 2001 from 18.8% of revenues for the same period in 2000. Overall, these costs decreased by $1.2 million for the three months ended March 31, 2001 compared to the comparable 2000 period. At Premiere Conferencing, general and administrative costs increased as a percentage of revenue from 8.5% of revenue for the three months ended March 31, 2000 to 10.2% of revenues for the comparable period in 2000, driven primarily by the significant year-over-year growth experienced in this operating segment as well as by increased costs associated with this operating segment's international expansion activities. At Xpedite, general and administrative costs increased as a percentage of revenue from 11.0% of revenue for the three months ended March 31, 2000 to 13.1% of revenues for the comparable period in 2000, driven primarily by the lower revenue in the 2001 period compared to the 2000 period. At Voicecom, general and administrative costs increased as a percentage of revenue from 19.8% of revenue for the three months ended March 31, 2000 to 24.4% of revenues for the comparable period in 2000, driven primarily by the lower level of revenue in the 2001 period compared to the 2000 period. These increases were offset, to a degree, by reductions within the Corporate and Retail Calling Card operating segments. The decrease within the Retail Calling Card operating segment resulted from PTEK's sale of this segment's revenue base effective August 1, 2000.

    Consolidated depreciation expense was 8.4% of revenues for the three months ended March 31, 2001 compared with 8.6% of revenues for the same period in 1999, and these costs decreased by $0.9 million. The decrease in these costs as a percentage of revenues is attributable to decreases in depreciation expense associated with the assets in the Company's enhanced calling card platform, local voice messaging network and legacy fax delivery network.

     Consolidated amortization was 23.7% of revenues for the three months ended March 31, 2001 compared with 22.3% for the comparable 2000 period. Overall, these costs remained relatively flat for the three months ended March 31, 2001 compared to the comparable 2000 period. The lives assigned to these intangible assets range from three to seven years. The Company amortizes goodwill created by investments that are accounted for under the equity method of accounting. Companies in which the Company owns 50% or less of the equity ownership, but over which significant influence is exercised, are accounted for under the equity method. The amount by which the Company's investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period. Amortization related to equity investments totaled $1.6 million for the three months ended March 31, 2000 compared to zero for the comparable period in 2000.

     Adjusted EBITDA was $15.6 million or 14.4% of revenue for the three months ended March 31, 2001 compared with $18.3 million or 15.8% of revenues for the comparable period in 2000. On a segment basis, the increases and/or decreases were caused by the following factors:

     . Adjusted EBITDA for the Premiere Conferencing operating segment was $5.1 million or 20.0% of revenues for the three months ended March 31, 2001, compared to $2.4 million or 15.4% of revenue for the comparable 2000 period. The improvement in this operating segment's Adjusted EBITDA is primarily driven by the growth in its unattended/automated conferencing product offering and the impact of lower telecommunications costs. The improvement in Adjusted EBITDA is offset, to some degree, by costs associated with this operating segment's international expansion activities.

     . Adjusted EBITDA for the Xpedite operating segment was $13.9 million or 24.4% of revenues for the three months ended March 31, 2001, compared to $17.6 million or 28.2% of revenue for the comparable 2000 period. The decrease in Adjusted EBITDA for the three-month period can be attributed in large part to the fourth quarter 2000 exit of real-time fax and real-time telex services in certain Asian markets, as well as the continued strength of the U.S. dollar. Management responsibility for international conferencing and voice messaging operations was transferred from Xpedite to Premiere Conferencing and Voicecom effective January 1, 2001. As a result, approximately $1.5 million of revenues and $1.8 million of associated expenses were not reported within the Xpedite operating segment for the three months ended March 31, 2001, which positively affected Adjusted EBITDA for this period by approximately $0.3 million. The decrease in Adjusted EBITDA was offset, to a degree, by growth in Xpedite's new services, messageREACH and voiceREACH.

     . Adjusted EBITDA at the Voicecom operating segment was $1.0 million or 3.9% of revenues for the three months ended March 31, 2001, compared to $4.6 million or 14.8% of revenue for the comparable 2000 period. This decline is principally the result of the decline in revenues within this segment, as the cost associated with much of Voicecom's local based voice messaging network is fixed in nature. Voicecom has taken several steps to improve its Adjusted EBITDA, including a reduction in its employee base by approximately 10% in May 2001, and it plans to consolidate certain real estate starting in the second quarter of 2001. When combined with normal attrition, the Company believes that these actions should result in estimated annualized cost savings in excess of $5 million. Management responsibility for international voice messaging operations was transferred from Xpedite to Voicecom effective January 1, 2001. As a result, revenues and associated expenses of $0.4 million and $0.3 million, respectively, were reported by Voicecom in the three months ended March 31, 2001, which resulted in Adjusted EBITDA contribution of approximately $0.1 million from international voice messaging activities.

     . Retail Calling Card Services experienced a 100% decrease in Adjusted EBITDA for the three months ended March 31, 2001 compared with the same period in 2000, due to PTEK's sale of this operating segment's revenue base effective August 1, 2000.

     . Adjusted EBITDA for the Corporate operating segment was $(4.4) million for the three months ended March 31, 2001, compared to $(6.9) million for the comparable 2000 period. The improvement of $2.5 million can be partially attributed to reduced expenses for salaries and related benefits resulting from a reduction in headcount in the first quarter of 2000, reduced deferred compensation expense relating to certain restricted stock grants made in 1999 that were fully amortized by December 31, 2000, and lower levels of spending for advertising and other professional fees. Also contributing to the improvement was a reduction in expenses associated with PtekVentures.

     Net interest expense remained relatively flat at $2.6 million for the three months ended March 31, 2001 compared to $2.7 million for the comparable 2000 period. Interest expense, net in the first quarter of 2001 is primarily comprised of interest on the Company's convertible subordinated notes.

     During the three months ended March 31, 2001, the Company determined that certain of its investments in the PtekVentures portfolio were impaired and that the impairment was not temporary. Accordingly, the Company recorded an impairment charge of approximately $4.8 million, which is included in the accompanying condensed consolidated statements of operations under "Asset impairment-investments." The Company continually evaluates the carrying value of its ownership interests in investments in the PtekVentures portfolio that are accounted for using the cost or equity method of accounting for possible impairment based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results or completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees.

     The Company's portfolio companies operate in industries that are rapidly evolving and extremely competitive. Recently, many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000. The Company's accounting estimates with respect to the useful life and ultimate recoverability of its carrying basis including goodwill in portfolio companies could change in the near term and the effect of such changes on the financial statements could be material. While the Company currently believes that the recorded amount of carrying basis including goodwill as of March 31, 2001 is not impaired, there can be no assurance that future results will confirm this assessment.


LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities totaled $7.1 million for the three months ended March 31, 2001, compared to cash used in operations of $6.4 million for the comparable 2000 period. The improvement in cash provided by operating activities can be attributed to reduced payments for income taxes, as well as increases in accounts payable and accrued expenses in the first quarter of 2001 compared to significant decreases in the comparable period 2000. Also contributing to the improvement were reduced payments associated with restructuring, merger costs and other special charges. The Company made semi-annual interest payments of approximately $5.0 million relating to its convertible subordinated notes during each of the first quarters of 2001 and 2000. Offsetting these improvements were increases in net accounts receivable of $5.4 million for the three months ended March 31, 2001, primarily attributable to the Premiere Conferencing and Xpedite operating segments.

     Investing activities used cash totaling $14.7 million for the three months ended March 31, 2001, compared to cash provided by investing activities totaling $25.9 million for the same period in 2000. The principal source of cash from investing activities in the first quarter of 2001 was the sale of investments. See note 5- "Marketable Securities, Available for Sale" for a further discussion. The primary uses of cash for investing activities during the first quarter of 2001 included capital expenditures, follow-on investment activity in the PtekVentures investment portfolio, and payments made for certain revenue generating business assets by the Xpedite operating segment. Capital expenditures for the first quarter of 2001 related primarily to expansion of the capacity of Premiere Conferencing's conference calling network, improvements and enhancements to Xpedite's fax delivery platform and its new service offerings, messageREACH and voiceREACH, expenditures for Xpedite's new headquarters location, and expenditures relating to the buildout of Voicecom's new voice messaging network. The principal source of cash from investing activities in the first quarter of 2000 was the sale of WebMD Corporation and S1 Corporation shares owned by the Company. Proceeds of $47.6 million were used primarily to invest in companies in the PtekVentures portfolio, pay income taxes from prior year's sales of WebMD Corporation shares and pay semi-annual interest due on the Company's convertible subordinated notes.

     Cash used in financing activities for the three months ended March 31, 2001 totaled $1.7 million, compared with cash provided by financing activities of $2.8 million for the comparable 2000 period. The principal uses of cash for financing activities during the first quarter of 2001 were debt repayments on capital lease obligations and the purchase of $1.3 million of treasury stock. The primary sources of cash from financing activities in the first quarter of 2000 were proceeds from employee stock option exercises. Cash outflows for financing activities in the first quarter of 2000 were primarily debt repayments on capital lease and note obligations associated with the Voice-Tel acquisition and debt assumed from the Xpedite France, S.A. acquisition.

     At March 31, 2001, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company's various restructuring plans, capital lease obligations, commitments under its strategic alliance with WebMD, and semi-annual interest on the Company's convertible subordinated notes.

     Management believes that cash and equivalents, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company's capital expenditure requirements of its operating units. At March 31, 2001, approximately $11.5 million of cash and equivalents resided outside of the United States compared to $16.0 million at December 31, 2000. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of PTEK and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Foreign exchange gains or losses on intercompany loans deemed temporary in nature are recorded in the determination of net income. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from the Company's operating segments and other factors, PTEK may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.


RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Reorganization of Company into EES and CES Business Segments

     The balance of severance and exit costs at December 31, 2000 and March 31, 2001 represents the remaining severance reserve for former executive management. In the three-month period ended March 31, 2001, cash severance payments made to one former executive was $0.2 million. The Company expects to pay the remaining severance reserve balance of $0.5 million to the former executive over the 13-month period following March 31, 2001.

Exit of the Asia Real-Time Fax and Telex Business

     During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's decision to exit its legacy real-time fax and real-time telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH.

     Payments made for severance and exit costs during the first quarter of 2001 represent the remaining severance obligations to 67 employees, which obligations were accrued at December 31, 2000. The Company does not expect any further severance payments under this plan.

     Contractual and other obligations paid during the first quarter of 2001 were the result of lease commitments from idle facilities that were exited. These commitments are expected to expire in the first quarter of 2002.

PROPOSED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS, BUSINESS COMBINATIONS AND INTANGIBLE ASSETS - ACCOUNTING FOR GOODWILL

     On February 14, 2001, the Financial Accounting Standards Board (the "FASB") revised and issued for public comment its FASB Exposure Draft, Business Combinations and Intangible Assets - Accounting for Goodwill. As currently proposed goodwill already existing as of the effective date of this statement will no longer be amortized but rather will be accounted for using an impairment approach. The provisions of this proposed statement would begin the first quarter following issuance of the final statement, which is currently expected in the second or third quarter of 2001. If enacted in its currently proposed form, the statement will significantly and favorably impact the Company's results of operations after adoption because of the significant goodwill that has resulted from the Company's previous acquisitions.


NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No.133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date was January 1, 2001. The Company adopted these three statements with no material impact to its financial position.


FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q and elsewhere by management or PTEK from time to time, the words "believes," "anticipates," "expects," "will" "may" "should" "intends" "plans" "estimates" "predicts" "potential" "continue" and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

     . Increased competitive pressures among communications and data services providers, including pricing pressures;

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

     . Fluctuations in the value of our business because the value of some of our strategic equity investments fluctuates;

     .     Our ability to manage our growth;

     . Greater than expected costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us;

     . Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

     . Lower than expected revenues following past or future mergers and acquisitions;

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

     . Possible downturn in general economic or business conditions, internationally, nationally or in the local jurisdictions in which we are doing business;

     . Negative impact on our business resulting from legislative or regulatory changes;

     . Negative impact on our business resulting from changes in the securities markets; and

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

     At March 31, 2001, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at March 31, 2001, by approximately $6.4 million.

     Approximately 26.9% of the Company's revenues and 17.6% of its operating costs and expenses were transacted in foreign currencies for the three-month period ended March 31, 2001. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the three-month period ended March 31, 2001 by approximately $2.9 million and operating costs and expenses for the three-month period ended March 31, 2001 by approximately $1.4 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at March 31, 2001.


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

     On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable").The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable.The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs.

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

     Certain of our customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against said customers. We do not believe that we have an obligation to indemnify such customers; however, due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation, and any adverse outcome could have a material effect on our business, financial condition and results of operations. Even if we were to prevail in this type of challenge, our business could be adversely affected by the diversion of management attention and litigation costs.

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

     None.


ITEM 5. OTHER INFORMATION

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)   Exhibits

     None.


     (b)   Reports on Form 8-K:

Date of Report                                                         Entities For Which Financial
 (Date Filed)                    Items Reported                             Statements Filed
--------------  -----------------------------------------------------  ----------------------------
  02/21/01      Items 5 and 7 - Letter to shareholders, employees and            None.
                friends of PTEK (incorporated by reference).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


May 15, 2001                           PTEK HOLDINGS, INC.
Date

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