Form 10-Q
period 2001-06-30
PTEK HOLDINGS INC
filed 2001-08-14
CIK 880804

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

              (1) Yes [X]  No [ ]            (2) Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                     Outstanding at August 8, 2001
            -----                     -----------------------------
Common Stock, $0.01 par value               49,874,378 Shares

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                              INDEX TO FORM 10-Q


                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

  Item 1  Financial Statements

          Consolidated Condensed Balance Sheets
          as of June 30, 2001 and December 31, 2000.........................   3

          Consolidated Condensed Statements of Operations
          for the Three and Six Months Ended June 30, 2001 and 2000.........   4

          Consolidated Condensed Statements of Cash Flows
          for the Six Months Ended June 30, 2001 and 2000...................   5

          Notes to Consolidated Condensed Financial Statements..............   6

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................  12

  Item 3  Quantitative and Qualitative Disclosures About Market Risk........  19

PART II OTHER INFORMATION

  Item 1  Legal Proceedings.................................................  20

  Item 2  Changes in Securities.............................................  22

  Item 3  Defaults Upon Senior Securities...................................  22

  Item 4  Submission of Matters to a Vote of Security Holders...............  22

  Item 5  Other Information.................................................  22

  Item 6  Exhibits and Reports on Form 8-K..................................  23

SIGNATURES..................................................................  24

EXHIBIT INDEX...............................................................  25

                         ITEM 1.  FINANCIAL STATEMENTS

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                      June 30,     December 31,
                                                                                        2001          2000
                                                                                     ---------     ------------
                                                                                            (Unaudited)
                                           ASSETS
CURRENT ASSETS
     Cash and equivalents........................................................    $  31,942      $  22,991
     Marketable securities, available for sale...................................        2,047          6,725
     Accounts receivable, net....................................................       65,243         66,927
     Notes receivable - sale of revenue base.....................................        6,552          6,552
     Prepaid expenses and other..................................................       10,324          8,904
     Deferred income taxes, net..................................................       20,717         18,998
                                                                                     ---------     ----------
               Total current assets..............................................      136,825        131,097

PROPERTY AND EQUIPMENT, NET......................................................      112,216        117,106

OTHER ASSETS
     Investments.................................................................            -         27,066
     Intangibles, net............................................................      305,302        344,782
     Other assets................................................................       10,957         10,882
                                                                                     ---------     ----------
                                                                                     $ 565,300     $  630,933
                                                                                     =========     ==========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable............................................................    $  41,887     $   32,057
     Deferred revenue............................................................        1,745            540
     Accrued taxes...............................................................        9,747         12,276
     Accrued liabilities.........................................................       57,481         60,966
     Deferred gain - sale of revenue base........................................        6,552          6,552
     Current maturities of long-term debt and capital lease obligations..........        3,102          1,676
     Accrued restructuring costs.................................................        5,161          1,081
                                                                                     ---------     ----------
               Total current liabilities.........................................      125,675        115,148
                                                                                     ---------     ----------

LONG-TERM LIABILITIES
     Convertible subordinated notes..............................................      172,500        172,500
     Long-term debt and capital lease obligations................................        6,090          4,586
     Other accrued liabilities...................................................          379          1,429
     Deferred income taxes, net..................................................       15,111         23,864
                                                                                     ---------     ----------
               Total long-term liabilities.......................................      194,080        202,379
                                                                                     ---------     ----------

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
     Common stock, $0.01 par value; 150,000,000 shares authorized, 52,750,978 and
       51,316,880 shares issued in 2001 and 2000 and 49,827,353 and 49,870,978
       shares outstanding in 2001 and 2000, respectively.........................          528            513
     Unrealized gain on marketable securities, available for sale................          927          2,316
     Additional paid-in capital..................................................      584,429        581,474
     Treasury stock, at cost.....................................................      (14,147)       (12,398)
     Note receivable, shareholder................................................       (3,834)        (3,834)
     Cumulative translation adjustment...........................................       (7,573)        (6,363)
     Accumulated deficit.........................................................     (314,785)      (248,302)
                                                                                     ---------     ----------
               Total shareholders' equity........................................      245,545        313,406
                                                                                     ---------     ----------
                                                                                     $ 565,300     $  630,933
                                                                                     =========     ==========


   Accompanying notes are integral to these consolidated condensed financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                  Three Months Ended      Six Months Ended
                                                                 ---------------------  ---------------------
                                                                 June 30,     June 30,   June 30,    June 30,
                                                                  2001         2000       2001        2000
                                                                 --------     --------   --------    --------
                                                                     (Unaudited)             (Unaudited)
Revenue.............................................            $109,268     $111,458   $217,645    $227,171
Telecommunications costs............................              26,626       28,276     54,051      59,739
                                                                --------     --------   --------    --------
GROSS PROFIT........................................              82,642       83,182    163,594     167,432
Direct operating costs..............................              18,132       17,242     35,662      34,212
                                                                --------     --------   --------    --------
CONTRIBUTION MARGIN.................................              64,510       65,940    127,932     133,220
                                                                --------     --------   --------    --------
OTHER OPERATING EXPENSES
     Selling and marketing..........................              22,769       24,702     45,960      48,345
     General and administrative.....................              20,083       19,296     40,610      41,053
     Research and development.......................               4,094        3,488      8,194       7,079
     Depreciation...................................               8,750       12,342     17,855      22,305
     Amortization...................................              24,845       25,674     48,938      51,434
     Restructuring costs............................               6,714            -      6,714           -
     Equity based compensation......................               2,217            -      2,217           -
     Gain on legal settlement.......................                   -       (3,730)         -      (3,730)
                                                                --------     --------   --------    --------
          Total other operating expenses............              89,472       81,772    170,488     166,486
                                                                --------     --------   --------    --------

OPERATING LOSS......................................             (24,962)     (15,832)   (42,556)    (33,266)
                                                                --------     --------   --------    --------

OTHER INCOME (EXPENSE)
     Interest, net..................................              (2,901)      (2,692)    (5,510)     (5,403)
     Gain on sale of marketable securities..........                 959        7,043      2,563      53,059
     Asset impairment - investments.................             (24,440)           -    (29,195)          -
     Amortization of goodwill - equity investments..                   -            -     (1,612)          -
     Other, net.....................................                (539)          97       (910)       (319)
                                                                --------     --------   --------    --------
          Total other income (expense)..............             (26,921)       4,448    (34,664)     47,337
                                                                --------     --------   --------    --------

INCOME/(LOSS) BEFORE INCOME TAXES...................             (51,883)     (11,384)   (77,220)     14,071
INCOME TAX EXPENSE/(BENEFIT)........................              (8,952)       1,548    (10,737)     18,708
                                                                --------     --------   --------    --------

NET LOSS............................................            $(42,931)    $(12,932)  $(66,483)   $ (4,637)
                                                                ========     ========   ========    ========

BASIC NET LOSS PER SHARE............................            $  (0.86)    $  (0.27)  $  (1.34)   $  (0.10)
                                                                ========     ========   ========    ========
DILUTED NET LOSS PER SHARE..........................            $  (0.86)    $  (0.27)  $  (1.34)   $  (0.10)
                                                                ========     ========   ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC..........................................              49,860       48,031     49,679      47,743
                                                                ========     ========   ========    ========
     DILUTED........................................              49,860       48,031     49,679      47,743
                                                                ========     ========   ========    ========



   Accompanying notes are integral to these consolidated condensed financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                    SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                          2001           2000
                                                                                        --------       --------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss.....................................................................      $(66,483)       $ (4,637)
     Adjustments to reconcile net loss to cash flows from operating activities:
     Depreciation and amortization................................................        66,793          73,739
     Asset impairment - investments...............................................        29,195               -
     Amortization of goodwill - equity investments................................         1,612               -
     Equity based compensation....................................................         2,217               -
     Gain on sale of marketable securities........................................        (2,563)        (53,059)
     Gain on legal settlement.....................................................             -          (3,730)
     Deferred income taxes........................................................       (10,737)         17,163
     Restructuring costs..........................................................         6,714               -
     Payments for restructuring costs.............................................          (900)         (3,267)
     Proceeds/(payments) from legal settlement....................................          (863)         12,000
     Income taxes paid............................................................          (440)        (15,389)
     Changes in assets and liabilities:
          Accounts receivable, net................................................           405          (7,130)
          Prepaid expenses and other..............................................          (127)         (7,170)
          Accounts payable and accrued expenses...................................         5,390         (12,161)
                                                                                        --------        --------

     Total adjustments............................................................        96,696             996
                                                                                        --------        --------

     Net cash provided by (used in) operating activities..........................        30,213          (3,641)
                                                                                        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures.........................................................       (13,103)        (14,631)
     Proceeds from disposal of property and equipment.............................             -           1,937
     Sale of marketable securities................................................         4,050          55,628
     Payments made for certain business assets....................................        (3,628)           (495)
     Investments..................................................................        (3,791)        (26,891)
     Other........................................................................        (1,010)           (781)
                                                                                        --------        --------

          Net cash (used in) provided by investing activities.....................       (17,482)         14,767
                                                                                        --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Payments under borrowing arrangements........................................        (1,087)         (4,605)
     Exercise of stock options....................................................            61           3,503
     Purchase of treasury stock, at cost..........................................        (1,749)           (197)
                                                                                        --------        --------

          Net cash used in financing activities...................................        (2,775)         (1,299)
                                                                                        --------        --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH...........................................        (1,005)           (138)
                                                                                        --------        --------

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS...................................         8,951           9,689
CASH AND EQUIVALENTS, beginning of period.........................................        22,991          15,366
                                                                                        --------        --------
CASH AND EQUIVALENTS, end of period...............................................      $ 31,942        $ 25,055
                                                                                        ========        ========

Income taxes paid.................................................................      $    440        $ 15,389
                                                                                        ========        ========
Interest paid.....................................................................      $  5,259        $  5,340
                                                                                        ========        ========


   Accompanying notes are integral to these consolidated condensed financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated condensed financial statements have been prepared by management of PTEK Holdings, Inc. and its subsidiaries (collectively, the "Company" or "PTEK") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to goodwill and other long-lived assets and accruals for restructuring costs and employee benefits. Actual results could differ from those estimates. These interim consolidated condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method.

The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair-value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company's results of operations due to the cessation of goodwill amortization on January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001 was approximately $17.2 and $34.4 million, respectively.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date was January 1, 2001. The Company adopted these three statements with no material impact to its results of operations or financial position.


3.  NET INCOME (LOSS) PER SHARE

The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic earnings per share and diluted earnings per share.
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes and stock options are potentially dilutive securities. For the three and six months ended June 30, 2001 and 2000, both potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share.


4.  COMPREHENSIVE INCOME

Comprehensive income (loss) for the three and six months ended June 30, 2001 was $(42.1) and $(66.5) million, respectively. This comprised net income (loss) of $(42.9) and $(66.5) million, changes in foreign currency translation of $(0.6) and $(1.2) million, and changes in unrealized gains on marketable securities of $1.3 and $1.2 million, respectively. Comprehensive income (loss) for the three and six months ended June 30, 2000 was $(24.8) and $5.0 million, respectively. This comprised net income of

$(12.9) and $(4.6) million, changes in foreign currency translation of $(0.3) and $(0.4) million, and changes in unrealized gains on marketable securities of $(11.6) and $10.0 million.


5.  INVESTMENTS

The Company through its Ptek Ventures investment group has made investments in various companies engaged in emerging technologies related to the Internet. These investments are classified as either cost or equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company has continually evaluated the carrying value of its ownership interests in non-public investments in the Ptek Ventures portfolio for possible impairment that is "other than temporary" based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an "other than temporary" decline in the carrying value of the investment has occurred. Many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During the second quarter of 2001, market conditions worsened for the non-public companies in the Ptek Ventures portfolio. In the second quarter the financial performance and updated financial forecasts for the near term of such portfolio along with the Company's decision to exit the venture business led management to the conclusion that there is an "other than temporary" decline in the carrying value of such portfolio. Accordingly, the Company has recorded an impairment charge of approximately $24.4 million for the remaining carrying value of its non-public portfolio.


6.   RESTRUCTURING COSTS

Realignment of Workforce and Facilities

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $14.6 million through the elimination of certain operating activities in its Voicecom, Xpedite and Corporate operating segments, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The plan will eliminate through involuntary separation approximately 190 employees or 8% of the workforce and exit duplicative facilities in the Voicecom and Xpedite business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $4.0 million of the cash payments are expected to occur by December 31, 2001 and are primarily related to severance and exit cost activities. The remaining $1.0 million of cash payments are associated with contractual obligations not expected to expire until December 31, 2003. During the second quarter of 2001, $0.5 million of cash payments were made as a result of this plan. Approximately $1.7 million of non-cash charges are related to certain executive management severance costs from employee stock option modifications. The Company estimated the cost of these modifications using the Black-Scholes option model. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

Exit of the Asia Real-Time Fax and Telex Business

During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's plan to exit its legacy real-time fax and real-time telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. Payments made for severance and exit costs represent the remaining severance obligations to 67 employees. The Company does not expect any further severance payments under this plan. Contractual and other obligations paid were the result of lease commitments from facilities that were exited. These commitments are expected to expire in the first quarter of 2002.

Reorganization of Company into EES and CES Business Segments

The balance of severance and exit costs at December 31, 2000 and June 30, 2001 represents the remaining severance reserve for a former executive manager. Cash severance payments in 2001 were $0.2 million. The Company expects to pay the remaining severance reserve balance of $0.4 million over a ten month period ending April 30, 2002.

Accrued restructuring costs at December 31, 2000 and June 30, 2001 are as follows (in thousands):


Reorganization of Company into         Accrued Costs at       Restructuring         Non Cash                      Accrued Costs at
 EES and CES Business Segments        December 31, 2000           Costs               Costs        Payments        June 30, 2001
------------------------------        -----------------       -------------         --------       --------       ----------------
Severance and exit costs                    $  639                 $    -             $    -          $208              $  431
                                            ------                 ------             ------          ----              ------
Accrued restructuring costs                 $  639                 $    -             $    -          $208              $  431
                                            ------                 ------             ------          ----              ------

Exit of the Asia Real-Time Fax and       Accrued Costs at       Restructuring         Non Cash                     Accrued Costs at
         Telex Business                 December 31, 2000          Costs                Costs        Payments        June 30, 2001
----------------------------------      -----------------       -------------         --------       --------       ----------------

Severance and exit costs                    $   59                 $    -             $    -          $ 59              $    -
Contractual obligations                        290                      -                  -            49                 241
Other                                           93                      -                  3            15                  75
                                            ------                 ------             ------          ----              ------
Accrued restructuring costs                 $  442                 $    -                  3          $123              $  316
                                            ------                 ------             ------          ----              ------


Realignment of Workforce and            Accrued Costs at        Restructuring         Non Cash                      Accrued Costs at
       Facilities                       December 31, 2000           Costs              Costs         Payments         June 30, 2001
----------------------------            -----------------       -------------         --------       --------       ----------------

Severance and exit costs                    $    -                 $4,977             $1,345          $533              $3,099
Contractual obligations                          -                  1,515                386                             1,129
Other                                            -                    222                  -            36                 186
                                            ------                 ------             ------          ----              ------
Accrued restructuring costs                 $    -                 $6,714             $1,731          $569              $4,414
                                            ------                 ------             ------          ----              ------


                                         Accrued Costs at       Restructuring         Non Cash                      Accrued Costs at
Consolidated                            December 31, 2000           Costs               Costs        Payments          June 30, 2001
----------------------------            -----------------       -------------         --------       --------       ----------------

Severance and exit costs                    $  698                 $4,977             $1,345          $800              $3,530
Contractual obligations                        290                  1,515                386            49               1,370
Other                                           93                    222                  3            51                 261
                                            ------                 ------             ------          ----              ------
Accrued restructuring costs                 $1,081                 $6,714             $1,734          $900              $5,161
                                            ------                 ------             ------          ----              ------


7.  COMMITMENTS AND CONTINGENCIES

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable.The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs. A hearing before the NASD panel is scheduled for September 12 - 14, 2001.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO.
Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, attorneys fees and costs. A hearing before the NASD panel is scheduled for September 12 - 14, 2001.

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

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 5, 2001, the state court has denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant.

On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses.

On May 14, 2001, Voice-Tel Enterprises, Inc. ("Voice-Tel") filed two complaints against Quixtar, Inc. and Alticor, Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Amway and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates.

The Company filed a complaint against Qwest Communications Corporation ("Qwest") in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK's breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.


8.  SEGMENT REPORTING

The Company's reportable business segments are Xpedite, Voicecom, Premiere Conferencing and Corporate. Xpedite offers a full range of value-added multimedia messaging services through its worldwide proprietary dedicated IP network for electronic information delivery. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including voice messaging, interactive voice response ("IVR") services and unified communications. Voicecom's initial customers came from direct selling organizations, but Voicecom now targets key vertical markets such as financial services, telecom providers, real estate and healthcare. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Corporate is a holding company with minimal headcount leaving the day-to-day management of the businesses at the operating business units. In addition, the Company previously had one other reportable business segment, Retail Calling Card Services, which the Company exited through the sale of its revenue base effective August 1, 2000. The business segment consisted primarily of the Premiere Worldlink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users. Adjusted EBITDA is management's primary measure of segment profit and loss. Adjusted EBITDA is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, equity based compensation and gain on legal settlement. On January 1, 2001, management responsibility for international conferencing and voice messaging services was transferred from Xpedite to Premiere Conferencing and Voicecom, respectively. These international revenues were reported in the Xpedite operating segment for fiscal year 2000 and in the Premiere

Conferencing and Voicecom operating segments beginning on January 1, 2001. In order to report comparable operating segment financial results, revenue and Adjusted EBITDA for the three and six month periods ended June 30, 2000, have been reclassified to reflect the proforma effect of this management change.

Information concerning the operations in these reportable segments is as follows (in millions):


                                            Three Months   Three Months   Six Months   Six Months
                                                Ended          Ended         Ended       Ended
                                              June 30,       June 30,      June 30,     June 30,
                                                2001           2000          2001         2000
                                            ------------   ------------   ----------   ----------
Revenues
     Xpedite                                  $ 55.6         $ 58.2         $112.5       $119.7
     Voicecom                                   25.2           30.5           51.3         62.3
     Premiere Conferencing                      28.6           17.2           54.0         33.2
     Retail Calling Card Services                  -            5.6              -         12.0
     Eliminations                               (0.1)             -           (0.2)           -
                                              ------         ------         ------       ------
                                              $109.3         $111.5         $217.6       $227.2
                                              ======         ======         ======       ======


EBITDA
     Xpedite                                  $ 13.6         $ 13.7         $ 27.5       $ 31.6
     Voicecom                                    1.0            4.7            2.0          9.5
     Premiere Conferencing                       7.1            2.9           12.1          4.8
     Retail Calling Card Services                  -            0.6              -          1.2
     Corporate                                  (4.0)          (3.4)          (8.3)        (9.8)
     Eliminations                               (0.1)             -           (0.2)           -
                                              ------         ------         ------       ------
                                              $ 17.6         $ 18.5         $ 33.1       $ 37.3
                                              ======         ======         ======       ======

                                             June 30,     December 31,
                                               2001          2000
                                             --------     ------------
Identifiable assets
     Xpedite                                  $358.4         $391.6
     Voicecom                                   84.0           90.2
     Premiere Conferencing                      73.9           75.0
     Corporate                                  49.0           74.1
                                              ------         ------
                                              $565.3         $630.9
                                              ======         ======


A reconciliation of Adjusted EBITDA to Operating loss and to Income (loss) before income taxes is as follows (in millions):


                                                        Three Months        Three Months         Six Months          Six Months
                                                           Ended               Ended                Ended               Ended
                                                       June 30, 2001        June 30, 2000        June 30, 2001       June 30, 2000
                                                       -------------        -------------        -------------       -------------
Adjusted EBITDA                                          $ 17.6                $ 18.5               $ 33.2              $ 36.7
Less depreciation                                          (8.8)                (12.3)               (17.9)              (22.3)
Less amortization                                         (24.8)                (25.7)               (48.9)              (51.4)
Less restructuring costs                                   (6.7)                    -                 (6.7)                  -
Less equity based compensation                             (2.2)                    -                 (2.2)                  -
Plus gain on legal settlement                                 -                   3.7                    -                 3.7
                                                         ------                ------               ------              ------
Operating loss                                            (25.0)                (15.8)               (42.6)              (33.3)
Less interest expense, net                                 (2.9)                 (2.7)                (5.5)               (5.4)
Plus gain on sale of marketable equity securities           1.0                   7.0                  2.6                53.1
Less asset impairment - investments                       (24.4)                    -                (29.2)                  -
Less amortization of goodwill - equity investments            -                     -                 (1.6)                  -
Plus other income (expense), net                           (0.5)                  0.1                 (0.9)               (0.3)
                                                         ------                ------               ------              ------
Income (loss) before income taxes                        $(51.9)               $(11.4)              $(77.2)             $ 14.1
                                                         ======                ======               ======              ======

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

Equity based compensation relates primarily to notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants made by the Company in May 1999.
In addition, it includes the non-cash cost of Company stock warrants issued to vendors for services rendered, as determined using the Black-Scholes option model.

Depreciation and amortization includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to five years, with the exception of leasehold improvements that are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill, customer lists, developed technology and assembled work force. Intangible assets are amortized over periods generally ranging from three to seven years.

"Adjusted EBITDA" is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, equity based compensation and gain on legal settlement.

Adjusted EBITDA is considered a key financial management performance indicator because it excludes the effects of goodwill and intangible amortization attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability and the effects of sales of marketable securities, the write-down of investments, and special cash or non-cash charges associated with acquisitions, equity based compensation and internal exit activities. Adjusted EBITDA provides each segment's management team with a consistent measurement tool for evaluating the operating profit of the business before investing activities, taxes and special charges. Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

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


RESULTS OF OPERATIONS

The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                            Three Months   Three Months   Six Months   Six Months
                                                Ended          Ended         Ended       Ended
                                               June 30,       June 30,      June 30,     June 30,
                                                 2001           2000          2001         2000
                                         --------------------------------------------------------
Revenues
     Xpedite                                  $ 55.6         $ 58.2         $112.5       $119.7
     Voicecom                                   25.2           30.5           51.3         62.3
     Premiere Conferencing                      28.6           17.2           54.0         33.2
     Retail Calling Card Services                  -            5.6              -         12.0
     Eliminations                               (0.1)             -           (0.2)           -
                                              ------         ------         ------       ------
                                              $109.3         $111.5         $217.6       $227.2
                                              ======         ======         ======       ======


EBITDA
     Xpedite                                  $ 13.6         $ 13.7         $ 27.5       $ 31.6
     Voicecom                                    1.0            4.7            2.0          9.5
     Premiere Conferencing                       7.1            2.9           12.1          4.8
     Retail Calling Card Services                  -            0.6              -          1.2
     Corporate                                  (4.0)          (3.4)          (8.3)        (9.8)
     Eliminations                               (0.1)             -           (0.2)           -
                                              ------         ------         ------       ------
                                              $ 17.6         $ 18.5         $ 33.1       $ 37.3
                                              ======         ======         ======       ======


ANALYSIS

Consolidated revenues decreased 2.0% to $109.3 million in the three months ended June 30, 2001, as compared with $111.5 million the same period in 2000 and decreased 4.2% to $217.6 million in the six months ended June 30, 2001 as compared with $227.2 million in the same period in 2000. As discussed in footnote 8, "Segment Reporting," the three and six months ended June 30, 2000 have been restated on a segment basis to reflect the movement of international conferencing and voice messaging results of operations from Xpedite to Premiere Conferencing and Voicecom, respectively, due to the change in management responsibility on January 1, 2001. On a segment basis these changes in revenue were caused by the following:

 . Xpedite experienced a 4.5% decrease to $55.6 million in the three months ended June 30, 2001 and a 6.0% decrease to $112.5 million in the six months ended June 30, 2001, compared with the same periods in 2000, respectively. The declines in both periods is primarily attributable to exit of the real time fax and telex business in Xpedite's Asia/Pacific regions and the strengthening of the U.S. dollar against foreign currencies in Europe and Asia/Pacific in the comparable periods. Real time fax and telex business revenues in Asia Pacific for the three and six months ended June 30, 2000 were $5.7 and $11.9 million, respectively.

 . Voicecom experienced a 17.4% decrease to $25.2 million in the three months ended June 30, 2001 and a 17.7% decrease to $51.3 million in the six months ended June 30, 2001, compared with the same periods in 2000, respectively. The decrease in revenue is primarily driven by declines in messaging revenue, offset in part by increases in Voicecom's IVR and platform services revenue. The decline in messaging revenue is principally due to weakness in direct selling organizations ("DSOs") and the exit of selling into the small office/home office sales channels. In particular, Voicecom has experienced continued attrition associated with its largest DSO marketing agent, Alticor Inc., f/k/a Amway Corporation, and its affiliates (collectively "Amway"). Voicecom believes the attrition has resulted in large part from (i) Amway's refusal to honor the terms of its marketing agreement with Voicecom, and (ii) Voicecom's reluctance to selectively solicit or otherwise engage in promotional activities directly with Voicecom's customers, which are also Amway's independent business owners ("IBOs"), due to restrictive language in the current marketing agreements with Amway. Amway has indicated an intent to terminate the current marketing agreements. Voicecom has filed two lawsuits against Amway and an affiliated entity. See footnote 7, "Commitments and Contingencies." Voicecom is currently engaged in settlement discussions with Amway that would clarify Voicecom's right to deal directly with the IBOs; however, there can be no assurance that such a settlement will be reached or that the IBOs sill select Voicecom as their messaging provider. In addition, Voicecom's second largest DSO customer, Primerica, has given Voicecom notice that it is not going to renew its current agreement with Voicecom. Amway and Primerica represented approximately 22% and 6%, respectively, of Voicecom's revenue for the six months ended June 30, 2001. Increases in IVR and platform services revenue are due primarily to increased minutes of use with existing customers.

 . Premiere Conferencing experienced a 66.3% increase to $28.6 million in the three months ended June 30, 2001 and a 62.7% increase to $54.0 million in the six months ended June 30, 2001, compared with the same periods in 2000, respectively. The overall growth in revenue at Premiere Conferencing resulted primarily from growth in its unattended/automated conferencing product offering.

 . Retail Calling Card Services was an operating segment whose customer base was sold on August 1, 2000. The Company ceased recognizing revenue on this customer base subsequent to its sale. The Company provides administrative support services and sells on a wholesale basis its network management services to the acquirer. Accordingly, revenues from the network management services are recognized in the Voicecom operating segment.

Consolidated gross profit margins were 75.6% and 74.6% for the three months ended June 30, 2001 and 2000, respectively, and 75.2% and 73.7% for the six months ended June 30, 2001 and 2000, respectively. In general, the Company has experienced favorable trends in per unit telecommunications costs in each of its operating segments by aggressively negotiating lower telecommunications costs with various providers. The Company also has experienced favorable telecommunications costs by benefiting from the general industry trend of decreased costs from increased capacity among the various long distance carriers.

Consolidated direct costs of operations increased to 16.6% of revenues in the three months ended June 30, 2001, as compared with 15.5% for the same period of 2000 and increased to 16.4% of revenues in the six months ended June 30, 2001, as compared with 15.1% for the same period of 2000. The increase for both periods compared is primarily attributable to the growth in Premiere Conferencing as a percentage of the overall Company revenue mix. Premiere Conferencing has inherently higher direct operating costs as a percentage of its overall costs structure compared to the other two operating units due to the live operator conferencing aspect of its business.

Consolidated selling and marketing costs decreased to 20.8% of revenues in the three months ended June 30, 2001, from 22.2% of revenues in the same period in 2000 and decreased to 21.1% of revenues in the six months ended June 30, 2001, from 21.3% of revenues in the same period in 2000. This decline is attributable to cost reductions in the direct sales force at the Voicecom operating segment in the latter half of 2000, offset in part by increased international sales force costs at Premiere Conferencing as part of an investment to foster future growth in this segment's international business.

Research and development costs increased to 3.7% of revenues for the three months ended June 30, 2001 compared with 3.1% of revenues for the same period in 2000, and increased to 3.8% of revenues in the six months ended June 30, 2001, from 3.1% of revenues in the same period in 2000. The increase in these costs as a percentage of revenue is primarily from increased product development in the Premiere Conferencing operating segment.

General and administrative costs were 18.4% of revenues for the three months ended June 30, 2001, compared with 17.3% of revenues for the same period in 2000, and were 18.7% of revenues for the six months ended June 30, 2001, compared with 18.1% of revenues in the same period in 2000. General and administrative costs have increased for both comparable periods due to increased provisions for doubtful accounts at Premiere Conferencing and various fixed support costs at Voicecom against significant revenue declines in this segment. As part of Premiere Conferencing's periodic assessment of its accounts receivable aging, various increases in the overall age of its receivable portfolio has warranted additional provisions for doubtful accounts. The Company has made significant progress in collecting its overall receivables portfolio for the three months ended June 30, 2001 and continues to do so. The Company assigns overall reserve percentages to its various accounts receivable aging categories. From this calculation the Company determines its requirement for an allowance for doubtful accounts. This does not mean that the Company has written off the receivable or ceased collection efforts.

Depreciation was 8.0% of revenues for the three months ended June 30, 2001, compared with 11.1% of revenues for the same period in 2000, and was 8.2% of revenues for the six months ended June 30, 2001, compared with 9.8% of revenues for the same period in 2000. The decline in depreciation as a percentage of revenue for both comparable periods is due to the growth in Premiere Conferencing's revenue base which has utilized more of the available capacity of its operating platform. Also contributing to this decline was the shortening of the estimated useful life of various legacy operating platforms in the Voicecom operating segment. These lives were estimated not to extend beyond December 31, 2000.

Amortization was $24.8 million for the three months ended June 30, 2001, compared with $25.7 million for the same period in 2000, and $48.9 million for the six months ended June 30, 2001, compared with $51.4 million for the same period in 2000. The decline in both comparable periods is attributable to the shortening of the useful lives of various intangibles tied to contractual obligations in the Voicecom operating segment in 2000 and the expiration of the useful life of the assembled workforce intangible related to the Xpedite acquisition in 1998. The lives of the Voicecom asset were estimated not to extend beyond December 31, 2000.

Equity based compensation relates primarily to notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants made by the Company in May 1999, which notes total approximately $5.5 million. One fourth of the principal amount of these notes, plus accrued interest, will be cancelled on each January 1 of 2002 through 2005, provided such executive officers are employed by the Company on January 1 of each of such years. The Company will also make "tax gross-up" payments to or on behalf of the executive officers in connection with any taxes that may be due as a result of the cancellation of these notes. Assuming these executives are employed by the Company on each anniversary date, future equity based compensation related to these notes would be approximately $2.1 million in the last six months of 2001, $3.0 million in 2002, $2.8 million in 2003, and $2.6 million in 2004. In addition, equity based compensation includes the non-cash cost of Company stock warrants issued to vendors for services rendered, as determined using the Black-Scholes option model, in the amount of approximately $112,000 for the three months ended June 30, 2001.

The gain on legal settlement of $3.7 million for the three months ended June 30, 2000 is attributable to the Company's favorable settlement of a contractual dispute with WorldCom. As part of the settlement, the Company received $12 million in cash for terminating the strategic alliance contract with WorldCom. Accordingly, the Company expensed the net book value of this contract of approximately $7 million against the initial gain of $12 million during the second quarter of 2000. In addition, the Company expensed approximately $1.3 million in legal costs incurred during the second quarter of 2000 associated with this settlement.

EBITDA was $17.6 million or 16.1% of revenues for the three months ended June 30, 2001, compared with $18.5 million or 16.6% of revenues for the same period in 2000 and $33.2 million or 15.2% of revenues for the six months ended June 30, 2001, compared with $37.3 million or 16.4% of revenues for the same period in 2000. On a segment basis this change was caused by the following:

 . Xpedite's EBITDA was $13.6 million or 24.5% of segment revenues for the three months ended June 30, 2001, compared with $13.7 million or 23.5% of segment revenues for the same period in 2000, and $27.5 million or 24.4% of segment revenues for the six months ended June 30, 2001, compared with $31.6 million or 26.4% of segment revenues for the same period in 2000. These decreases in EBITDA are primarily a result of increased pricing pressure in the market for certain of Xpedite's legacy fax services and increased sales and marketing costs associated with the launch of messageREACH/SM/. As a result of declining EBITDA yields in Asia/Pacific and Europe, the Company has approved a plan of headcount reductions. As part of the Company's $6.7 million restructuring reserve to rationalize its workforce and facilities in the second quarter of 2001, Xpedite has committed to a plan that reduces headcount by 75 employees. The expected before-tax annualized savings from this plan are $2.6 million. The primary area for costs savings will be the exit of its operations in Indonesia and the consolidation of operations in the Asia/Pacific region.

 . Voicecom's EBITDA was $1.0 million or 4.0% of segment revenues for the three months ended June 30, 2001, compared with $4.7 million or 15.4% of segment revenues for the same period in 2000, and $2.0 million or 3.9% of segment revenues for the six months ended June 30, 2001, compared with $9.5 million or 15.3% of segment revenues for the same period in 2000. The significant decline in EBITDA is primarily related to the declines in revenue over a primarily fixed cost structure delivery network. In response to these significant declines in EBITDA, the Company has rationalized the workforce and facilities attributable to the Voicecom operating segment. As a result of this, the Company has approved a plan of headcount reductions and facility closures in response to the revenue declines. As part of the Company's $6.7 million restructuring reserve in the second quarter of 2001, Voicecom has committed to a plan that reduces headcount by 111 employees, the exit of a research and development facility in Atlanta and a reduction in portions of its fixed cost delivery network. Expected before-tax annualized savings from this plan are $11.3 million.

 . Premiere Conferencing's EBITDA was $7.1 million or 24.7% of segment revenues for the three months ended June 30, 2001, compared with $2.9 million or 16.9% of segment revenues for the same period in 2000, and $12.1 million or 22.5% of segment revenues for the six months ended June 30, 2001, compared with $4.8 million or 14.5% of segment revenues for the same period in 2000. This increase is primarily attributable to growth in unattended conferencing products and improved telecommunications costs.

 . Retail Calling Card Services was an operating segment whose customer base was sold on August 1, 2000. The Company ceased recognizing revenue on this customer base subsequent to its sale. The Company provides administrative support services and sells on a wholesale basis its network management services to the acquirer. Accordingly, revenues from the network management services are recognized in the Voicecom operating segment.

 . Corporate EBITDA was $(4.0) million for the three months ended June 30, 2001, compared to $(3.4) million for the same period in 2000, and $(8.3) million for the six months ended June 30, 2001, compared to $(9.8) million for the same period in 2000. The increase in negative EBITDA for the three month comparable period is attributable to increased professional and administrative fees associated with various internal projects with the potential for cost savings in the future. The decline in negative EBITDA for the six-month comparable period is related primarily to headcount reduction in the prior year. As part of the Company's rationalization of workforce and facilities in the second quarter of 2001, Corporate committed to a plan to reduce the headcount by 4 employees or 14% of its workforce. These reductions were related to the exit of the venture business and a reduction of finance and administration personnel within Corporate. Annualized before-tax savings are expected to be approximately $0.8 million.

Interest expense, net was $2.9 million for the three months ended June 30, 2001 compared with $2.7 million for the same period in 2000 and $5.5 million for the six months ended June 30, 2001, compared with $5.4 million for the same period in 2001. The slight increase in interest expense, net is primarily attributable to higher prior year's average cash and cash equivalent balances which earned interest income. The primary financing vehicle that generates interest expense for the Company is the convertible subordinated notes of $172.5 million, which bear interest at 5.75% and are due on July 1, 2004.


RESTRUCTURING COSTS

Realignment of Workforce and Facilities

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $14.6 million through the elimination of certain operating activities in its Voicecom, Xpedite and Corporate operating segments, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The plan will eliminate through involuntary separation approximately 190 employees or 8% of the workforce and exit duplicative facilities in the Voicecom and Xpedite business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $4.0 million of the cash payments are expected to occur by December 31, 2001 and are primarily related to severance and exit cost activities. The remaining $1.0 million of cash payments are associated with contractual obligations not expected to expire until December 31, 2003. Approximately $1.7 million of non-cash charges are related to certain executive management severance costs from employee stock option modifications. The Company estimated the cost of these modifications using the Black-Scholes option model. Accordingly, this portion of the restructuring costs were recorded as additional paid-in-capital.

Exit of the Asia Real-Time Fax and Telex Business

During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's plan to exit its legacy real-time fax and real-time telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. Payments made for severance and exit costs represent the remaining severance obligations to 67 employees. The Company does not expect any further severance payments under this plan. Contractual and other obligations paid were the result of lease commitments from facilities that were exited. These commitments are expected to expire in the first quarter of 2002.

Reorganization of Company into EES and CES Business Segments

The balance of severance and exit costs at December 31, 2000 and June 30, 2001 represents the remaining severance reserve for a former executive manager. Cash severance payments in 2001 were $0.2 million. The Company expects to pay the remaining severance reserve balance of $0.4 over a ten month period ending April 30, 2000.


INVESTMENTS

The Company through its Ptek Ventures investment group has made investments in various companies engaged in emerging technologies related to the Internet. These investments are classified as either cost or equity investments in accordance with APB

Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company has continually evaluated the carrying value of its ownership interests in non-public investments in the Ptek Ventures portfolio for possible impairment that is "other than temporary" based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an "other than temporary" decline in the carrying value of the investment has occurred. Many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During the second quarter of 2001, market conditions worsened for the non-public companies in the Ptek Ventures portfolio. In the second quarter the financial performance and updated financial forecasts for the near term of the portfolio along with the Company's decision to exit funding the venture business portfolio has led management to the conclusion that there is an "other than temporary" decline in the carrying value of its non-public portfolio. Accordingly, the Company has recorded an impairment charge of approximately $24.4 million for the remaining carrying value of its non-public portfolio.


LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities totaled $30.2 million for the six months ended June 30, 2001, compared to cash used in operations of $3.6 million for the comparable 2000 period. The improvement in cash provided by operating activities can be attributed to reduced payments for income taxes, as well as improvements in working capital changes in accounts receivable and accounts payable. Also contributing to the improvement were reduced payments associated with restructuring, merger costs and other special charges. Included in operating cash flows for the six months ended June 30, 2001 and 2000 were semi-annual interest payments of approximately $5.0 million on the Company's convertible subordinated notes.

Investing activities used cash totaling $17.5 million for the six months ended June 30, 2001, compared to cash provided by investing activities totaling $14.8 million for the same period in 2000. The principal source of cash from investing activities for the six months ended June 30, 2001 was the sale of marketable securities. The primary uses of cash for investing activities for the six months ended June 30, 2001 included capital expenditures, follow-on investment activity in the PtekVentures investment portfolio, and payments made for certain revenue generating business assets by the Xpedite operating segment. Capital expenditures for the six months ended June 30, 2001 related primarily to expansion of the capacity of Premiere Conferencing's conference calling network, improvements and enhancements to Xpedite's fax delivery platform and its new service offerings, messageREACH and voiceREACH, and expenditures relating to the buildout of Voicecom's new voice messaging network. The principal source of cash from investing activities for the six months ended June 30, 2000 was the sale of marketable securities. The primary uses of cash for investment activities for the six months ended June 30, 2001 included capital expenditures and investments into the PtekVentures portfolio.

Cash used in financing activities for the six months ended June 30, 2001 and 2000 totaled $2.8 million and $1.3 million, respectively. The principal uses of cash for financing activities for the six months ended June 30, 2001 were debt repayments on capital lease obligations and the purchase of treasury stock. The primary uses of cash from financing activity for the six months ended June 30, 2001 were debt repayments associated with assumed obligations from prior year's acquisitions. The primary sources of cash from financing activities for the six months ended June 30, 2000 were proceeds from employee stock option exercises.

At June 30, 2001, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments under the Company's various restructuring plans, capital lease obligations and semi-annual interest on the Company's convertible subordinated notes.

Management believes that cash and equivalents, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company's capital expenditure requirements of its operating units. At June 30, 2001, approximately $16.4 million of cash and equivalents resided outside of the United States compared to $16.6 million at December 31, 2000. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits.
Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of PTEK and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Foreign exchange gains or losses on intercompany loans deemed temporary in nature are recorded in the determination of net income. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from the Company's operating segments and other factors, PTEK may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.


NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method.

The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It requires that goodwill and certain intangible assets will no longer be subject to amortization but instead will be subject to a periodic impairment assessment by applying a fair-value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company's results of operations due to the cessation of goodwill amortization on January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001 was approximately $17.2 and $34.4 million, respectively. Amortization of other intangible assets for the three and six months ended June 30, 2001 was approximately $7.6 and $14.5 million, respectively. The Company is reviewing certain of these other intangible assets to determine if they have indefinite lives, in which case they will not be amortizable as of January 1, 2002.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of the FASB Statement No. 133," in June 1999 and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133," in June 2000. SFAS No. 133 establishes accounting and reporting standards for derivatives and hedging. It requires that all derivatives be recognized as either assets or liabilities at fair value and establishes specific criteria for the use of hedge accounting. SFAS No. 137 defers the effective date of SFAS No. 133 by one year to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. The Company's required adoption date was January 1, 2001. The Company adopted these three statements with no material impact to its results of operations or financial position.


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

 . We may not realize the full extent of the cost savings expected from announced workforce reductions;

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

At June 30, 2001, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at June 30, 2001, by approximately $6.7 million.

Approximately 26.6% of the Company's revenues and 19.6% of its operating costs and expenses were transacted in foreign currencies for the six months ended June 30, 2001. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the six months ended June 30, 2001 by approximately $5.8 million and operating costs and expenses for the six months ended June 30, 2001 by approximately $5.1 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at June 30, 2001.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable.The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs. A hearing before the NASD panel is scheduled for September 12 - 14, 2001.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO.
Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, attorneys fees and costs. A hearing before the NASD panel is scheduled for September 12-14, 2001.

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

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 5, 2001, the state court has denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant.

On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court fo rthe Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses.

On May 14, 2001, Voice-Tel Enterprises, Inc. ("Voice-Tel") filed two complaints against Quixtar, Inc. and Alticor, Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Amway and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates.

The Company filed a complaint against Qwest Communications Corporation ("Qwest") in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK's breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses.

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

None.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company's shareholders was held on June 5, 2001. At the annual meeting, the following matters were voted on with the following results:

1. Election of directors. The following directors were elected for a three-year term ending at the 2004 annual meeting of shareholders:


     Name of Director              Votes For   Votes Withheld  Abstentions
     ----------------              ---------   --------------  -----------
     Jeffrey A. Allred             40,650,478     4,866,748         0
     Hermann Buerger               40,806,676     4,710,550         0
     J. Walker Smith, Jr., Ph.D.   40,808,476     4,708,750         0

     The following persons continued as directors following the annual meeting:
     Raymond H. Pirtle, Jr., Jackie M. Ward, Jeffrey M. Cunningham, Boland T. Jones, George W. Baker, Sr., and Jeffrey T. Arnold.

2. Approval of an amendment to the Company's Associate Stock Purchase Plan to increase the shares available for purchase by 750,000. The shareholders approved the amendment to the Associate Stock Purchase Plan and the results of the voting were as follows:

     Votes For       Votes Against      Abstentions      Non Votes
     ---------       -------------      -----------      ---------
     42,745,818        2,717,856          53,552             0

3. Approval of an amendment to the Company's 1995 Stock Plan to increase the shares available for awards by 1,650,000. The shareholders approved the amendment to the 1995 Stock Plan and the results of the voting were as follows:

     Votes For       Votes Against      Abstentions      Non Votes
     ---------       -------------      -----------      ---------
     36,516,164        8,930,704          70,358             0


ITEM 5.   OTHER INFORMATION

On August 13, 2001, the Board of Directors of the Company adopted an amendment to the Company's bylaws which requires a shareholder desiring to bring business before an annual meeting of shareholders to deliver notice to the Company not less than 120 nor more than 150 calender days prior to the first anniversary of the date of the prior year's proxy statement.

The Company's Proxy Statement for the 2001 Annual Meeting of Shareholders states that shareholders seeking to bring business before the 2002 Annual Meeting of Shareholders must provide notice to the Company not later than April 6, 2002.
As a result of the amendment to the Company's bylaws, this date has been changed. In order for a shareholder's proposal or director nomination to be raised from the floor during the 2002 Annual Meeting of Shareholders, written notice must now be received by the Company after November 28, 2001 but no later than December 28, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit Number    Exhibit Description
--------------    -------------------

3.1               Amended and Restated Bylaws of the registrant, as amended.

(b)  Reports on Form 8-K:

None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


August 14, 2001             PTEK HOLDINGS, INC.
Date


                            /s/ Patrick G. Jones
                            ----------------------------------------------------
                            Patrick G. Jones
                            Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant) and Chief Legal Officer

                                 EXHIBIT INDEX


Exhibit Number      Exhibit Description
--------------      -------------------

    3.1             Amended and Restated Bylaws of the registrant, as amended.