Form 10-Q
period 2001-09-30
PTEK HOLDINGS INC
filed 2001-11-14
CIK 880804

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         (1) Yes [X]  No [   ]            (2) Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Class                                 Outstanding at November 9, 2001
-----------------------------                  ---------------------------------
Common Stock, $0.01 par value                            49,752,733 Shares

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART I FINANCIAL INFORMATION

  Item 1  Financial Statements

          Consolidated Condensed Balance Sheets
          as of September 30, 2001 and December 31, 2000.....................  3

          Consolidated Condensed Statements of Operations
          for the Three and Nine Months Ended September 30, 2001 and 2000....  4

          Consolidated Condensed Statements of Cash Flows
          for the Nine Months Ended September 30, 2001 and 2000..............  5

          Notes to Consolidated Condensed Financial Statements...............  6

  Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................... 13

  Item 3  Quantitative and Qualitative Disclosures About Market Risk......... 21

PART II OTHER INFORMATION

  Item 1  Legal Proceedings.................................................. 22

  Item 2  Changes in Securities.............................................. 24

  Item 3  Defaults Upon Senior Securities.................................... 24

  Item 4  Submission of Matters to a Vote of Security Holders................ 24

  Item 5  Other Information.................................................. 24

  Item 6  Exhibits and Reports on Form 8-K................................... 24

SIGNATURES................................................................... 25

                         ITEM 1.  FINANCIAL STATEMENTS

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED BALANCE SHEETS AS OF
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                     September 30,     December 31,
                                                                                                         2001             2000
                                                                                                     ------------      ------------
                                          ASSETS                                                              (Unaudited)
CURRENT ASSETS
 Cash and equivalents.........................................................................        $  43,032         $  22,991
 Marketable securities, available for sale....................................................            1,083             6,725
 Accounts receivable, net.....................................................................           67,982            66,927
 Notes receivable - sale of revenue base......................................................            6,552             6,552
 Prepaid expenses and other...................................................................           11,103             8,904
 Deferred income taxes, net...................................................................           20,454            18,998
                                                                                                      ---------         ---------
     Total current assets.....................................................................          150,206           131,097

PROPERTY AND EQUIPMENT, NET...................................................................          110,672           117,106

OTHER ASSETS
 Investments..................................................................................                -            27,066
 Intangibles, net.............................................................................          281,738           344,782
 Other assets.................................................................................           10,204            10,882
                                                                                                      ---------         ---------
                                                                                                      $ 552,820         $ 630,933
                                                                                                      =========         =========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable.............................................................................        $  41,364         $  32,057
 Deferred revenue.............................................................................            1,096               540
 Accrued taxes................................................................................            9,272            12,276
 Accrued liabilities..........................................................................           55,282            60,966
 Deferred gain - sale of revenue base.........................................................            6,552             6,552
 Current maturities of long-term debt and capital lease obligations...........................            5,933             1,676
 Accrued restructuring costs..................................................................            3,007             1,081
                                                                                                      ---------         ---------
     Total current liabilities................................................................          122,506           115,148
                                                                                                      ---------         ---------

LONG-TERM LIABILITIES
 Convertible subordinated notes...............................................................          172,500           172,500
 Long-term debt and capital lease obligations.................................................           10,064             4,586
 Other accrued liabilities....................................................................                -             1,429
 Deferred income taxes, net...................................................................           15,801            23,864
                                                                                                      ---------         ---------
     Total long-term liabilities..............................................................          198,365           202,379
                                                                                                      ---------         ---------
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY
 Common stock, $0.01 par value; 150,000,000 shares authorized, 52,804,378 and
  51,316,880 shares issued in 2001 and 2000 and 49,734,238 and 49,067,244 shares
  outstanding in 2001 and 2000, respectively..................................................              528               513
 Unrealized gain on marketable securities, available for sale.................................              412             2,316
 Additional paid-in capital...................................................................          584,535           581,474
 Treasury stock, at cost......................................................................          (14,571)          (12,398)
 Note receivable, shareholder.................................................................           (3,834)           (3,834)
 Cumulative translation adjustment............................................................           (2,711)           (6,363)
 Accumulated deficit..........................................................................         (332,410)         (248,302)
                                                                                                      ---------         ---------
     Total shareholders' equity...............................................................          231,949           313,406
                                                                                                      ---------         ---------
                                                                                                      $ 552,820         $ 630,933
                                                                                                      =========         =========

   Accompanying notes are integral to these consolidated condensed financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                        Three Months Ended       Nine Months Ended
                                                       Sept. 30,   Sept. 30,    Sept. 30,   Sept. 30,
                                                         2001        2000          2001        2000
                                                       ---------   ---------    ---------   ---------
                                                           (Unaudited)                (Unaudited)
Revenue.............................................   $103,912    $105,360      $321,557    $332,531
Telecommunications costs............................     25,474      27,716        79,525      87,455
                                                       --------    --------      --------    --------
GROSS PROFIT........................................     78,438      77,644       242,032     245,076
Direct operating costs..............................     18,489      17,189        54,151      51,401
                                                       --------    --------      --------    --------
CONTRIBUTION MARGIN.................................     59,949      60,455       187,881     193,675
                                                       --------    --------      --------    --------
OTHER OPERATING EXPENSES
     Selling and marketing..........................     20,548      22,740        66,508      71,085
     General and administrative.....................     19,333      19,227        59,943      60,280
     Research and development.......................      3,741       3,252        11,935      10,331
     Depreciation...................................      9,847       9,145        27,702      31,450
     Amortization...................................     23,187      25,792        72,125      77,226
     Restructuring costs............................          -        (641)        6,714        (641)
     Equity based compensation......................      1,163           -         3,380           -
     Gain on legal settlement.......................          -           -             -      (3,730)
                                                       --------    --------      --------    --------
          Total other operating expenses............     77,819      79,515       248,307     246,001

OPERATING LOSS......................................    (17,870)    (19,060)      (60,426)    (52,326)
                                                       --------    --------      --------    --------

OTHER INCOME (EXPENSE)
     Interest, net..................................     (2,775)     (2,551)       (8,285)     (7,954)
     Gain on sale of marketable securities..........        102       6,423         2,665      59,482
     Asset impairment - investments.................          -           -       (29,195)          -
     Amortization of goodwill - equity investments..          -           -        (1,612)          -
     Other, net.....................................       (444)         41        (1,354)       (278)
                                                       --------    --------      --------    --------
          Total other income (expense)..............     (3,117)      3,913       (37,781)     51,250
                                                       --------    --------      --------    --------

LOSS BEFORE INCOME TAXES............................    (20,987)    (15,147)      (98,207)     (1,076)
                                                       --------    --------      --------    --------
INCOME TAX EXPENSE/(BENEFIT)........................     (3,362)      1,093       (14,099)     19,801

NET LOSS............................................   $(17,625)   $(16,240)     $(84,108)   $(20,877)
                                                       ========    ========      ========    ========

BASIC NET LOSS PER SHARE............................   $  (0.35)   $  (0.34)     $  (1.69)   $  (0.44)
                                                       ========    ========      ========    ========
DILUTED NET LOSS PER SHARE..........................   $  (0.35)   $  (0.34)     $  (1.69)   $  (0.44)
                                                       ========    ========      ========    ========

WEIGHTED AVERAGE SHARES OUTSTANDING
     BASIC..........................................     49,846      47,962        49,726      47,816
     DILUTED........................................     49,846      47,962        49,726      47,816



   Accompanying notes are integral to these consolidated condensed financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS FOR THE
                 NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)

                                                                                                2001         2000
                                                                                              --------     --------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss.................................................................................    $(84,108)    $(20,877)
 Adjustments to reconcile net loss to cash flows from operating activities:
 Depreciation and amortization............................................................      99,827      108,676
 Asset impairment - investments...........................................................      29,195            -
 Amortization of goodwill - equity investments............................................       1,612            -
 Equity based compensation................................................................       3,380            -
 Gain on sale of marketable securities....................................................      (2,665)     (59,482)
 Gain on legal settlement.................................................................           -       (3,730)
 Deferred income taxes....................................................................     (14,099)      17,205
 Restructuring costs......................................................................       6,714         (641)
 Payments for restructuring costs.........................................................      (3,054)      (4,292)
 Proceeds/(payments) from legal settlement................................................        (863)      12,000
 Changes in assets and liabilities:
  Accounts receivable, net................................................................      (2,217)      (7,952)
  Prepaid expenses and other..............................................................        (250)        (748)
  Accounts payable and accrued expenses...................................................      11,263      (40,065)
                                                                                              --------     --------

 Total adjustments........................................................................     128,843       20,971
                                                                                              --------     --------
 Net cash provided by operating activities................................................      44,735           94
                                                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures......................................................................    (20,400)     (25,078)
 Sale of marketable securities.............................................................      4,277       63,126
 Payments made for certain business assets.................................................     (5,828)        (495)
 Investments...............................................................................     (3,791)     (31,517)
 Other.....................................................................................     (1,360)       1,039
                                                                                              --------     --------

 Net cash (used in) provided by investing activities......................................     (27,102)       7,075
                                                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
 Payments under borrowing arrangements....................................................      (1,816)      (5,102)
 Proceeds from borrowing arrangements.....................................................       6,500            -
 Exercise of stock options................................................................          61        3,499
 Purchase of treasury stock, at cost......................................................      (2,173)        (426)
                                                                                              --------     --------
  Net cash provided by (used in) financing activities.....................................       2,572       (2,029)
                                                                                              --------     --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH..................................................         (164)        (960)
                                                                                              --------     --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS..........................................       20,041        4,180
CASH AND EQUIVALENTS, beginning of period................................................       22,991       15,366
                                                                                              --------     --------
CASH AND EQUIVALENTS, end of period......................................................     $ 43,032     $ 19,546
                                                                                              ========     ========

Income taxes paid........................................................................     $    495     $ 15,748
                                                                                              ========     ========
Interest paid.............................................................................    $ 10,189     $  9,918
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


2.  NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in August 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long- lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company's results of operations due to the cessation of goodwill amortization on January 1, 2002. Goodwill amortization for the nine months ended September 30, 2001 was approximately $51.0 million. Amortization of other intangible assets for the nine months ended September 30, 2001 was approximately $21.1 million. The Company is reviewing certain of these other intangible assets to determine whether they will be amortizable as of January 1, 2002.

The FASB issued SFAS No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The Company adopted this statement on June 30, 2001.

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


3.  NET LOSS PER SHARE

The Company follows SFAS No. 128, "Earnings per Share." That statement requires the disclosure of basic earnings per share and diluted earnings per share.
Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period and does not include any other potentially dilutive securities. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes and stock options are potentially dilutive securities. For the three and nine months ended September 30, 2001 and 2000, both potentially dilutive securities were antidilutive and therefore are not included in diluted net loss per share.

4.  COMPREHENSIVE LOSS

Comprehensive loss for the three and nine months ended September 30, 2001 was $(13.2) and $(80.7) million, respectively. This comprised net loss of $(17.6) and $(84.1) million, changes in foreign currency translation of $4.9 and $3.7 million, and changes in unrealized gains on marketable securities of $(0.4) and $(0.3) million, respectively. Comprehensive loss for the three and nine months ended September 30, 2000 was $(16.1) and $(31.7) million, respectively. This comprised net loss of $(16.2) and $(20.9) million, changes in foreign currency translation of $(1.8) and $(2.1) million, and changes in unrealized gains on marketable securities of $1.9 and $(8.7) million.


5.  INVESTMENTS

The Company through its Ptek Ventures investment group has made investments in various companies engaged in emerging technologies related to the Internet. These investments are classified as either cost or equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company has continually evaluated the carrying value of its ownership interests in non-public investments in the Ptek Ventures portfolio for possible impairment that is "other than temporary" based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an "other than temporary" decline in the carrying value of the investment has occurred. Many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During the second quarter of 2001, market conditions worsened for the non-public companies in the Ptek Ventures portfolio. In the second quarter the financial performance and updated financial forecasts for the near term of such portfolio along with the Company's decision to exit the venture business led management to the conclusion that there was an "other than temporary" decline in the carrying value of such portfolio. Accordingly, during the second quarter the Company recorded an impairment charge of approximately $24.4 million for the remaining carrying value of its non-public portfolio.


6.  RESTRUCTURING COSTS

Realignment of Workforce and Facilities

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $14.6 million through the elimination of certain operating activities in its Voicecom, Xpedite and Corporate operating segments, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The plan will eliminate through involuntary separation approximately 190 employees or 8% of the workforce and exit duplicative facilities in the Voicecom and Xpedite business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $4.0 million of the cash payments are expected to occur by December 31, 2001 and are primarily related to severance and exit cost activities. The remaining $1.0 million of cash payments are associated with contractual obligations not expected to expire until December 31, 2003. For the nine months ended September 30, 2001, approximately $2.5 million of cash payments were made as a result of this plan. Approximately $1.7 million of non-cash charges are related to certain executive management severance costs from employee stock option modifications. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

Exit of the Asia Real-Time Fax and Telex Business

During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's plan to exit its legacy real-time fax and real-time telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACHSM. Payments made for severance and exit costs represent the remaining severance obligations to 67 employees. The Company does not expect any further severance payments under this plan. Contractual and other obligations paid were the result of lease commitments from facilities that were exited. These commitments are expected to expire in the first quarter of 2002.

Reorganization of Company into EES and CES Business Segments

The balance of severance and exit costs at December 31, 2000 and September 30, 2001 represents the remaining severance reserve for a former executive manager. Cash severance payments in 2001 were $0.4 million. The Company expects to pay the remaining severance reserve balance of $0.2 million over a seven-month period ending April 30, 2002.


Accrued restructuring costs at December 31, 2000 and September 30, 2001 are as follows (in thousands):


Reorganization of Company into       Accrued Costs at       Restructuring      Non Cash                          Accrued Costs at
EES and CES Business Segments       December 31, 2000          Costs            Costs         Payments          September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
Severance and exit costs                 $  639               $    -           $    -          $  428                 $  211
                                   -------------------------------------------------------------------------------------------------
Accrued restructuring costs              $  639               $    -           $    -          $  428                 $  211
                                   -------------------------------------------------------------------------------------------------

                                   -------------------------------------------------------------------------------------------------
Exit of the Asia Real-Time Fax       Accrued Costs at       Restructuring      Non Cash                           Accrued Costs at
and Telex Business                  December 31, 2000          Costs            Costs         Payments          September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

  Severance and exit costs               $   59               $    -           $    -          $   59                 $    -
  Contractual obligations                   290                    -           $    -              49                    241
  Other                                      93                    -                3              15                     75
                                   -------------------------------------------------------------------------------------------------
  Accrued restructuring costs            $  442               $    -                3          $  123                 $  316
                                   -------------------------------------------------------------------------------------------------

                                   -------------------------------------------------------------------------------------------------
Realignment of Workforce and         Accrued Costs at       Restructuring      Non Cash                           Accrued Costs at
Facilities                          December 31, 2000          Costs            Costs         Payments          September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

  Severance and exit costs               $    -               $4,977           $1,345          $2,201                 $1,431
  Contractual obligations                     -                1,515              386             252                    877
  Other                                       -                  222                -              50                    172
                                   -------------------------------------------------------------------------------------------------
  Accrued restructuring costs            $    -               $6,714           $1,731          $2,503                 $2,480
                                   -------------------------------------------------------------------------------------------------

                                   -------------------------------------------------------------------------------------------------
Consolidated                         Accrued Costs at       Restructuring      Non Cash                           Accrued Costs at
                                    December 31, 2000          Costs            Costs         Payments          September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

  Severance and exit costs               $  698               $4,977           $1,345          $2,688                 $1,642
  Contractual obligations                   290                1,515              386             301                  1,118
  Other                                      93                  222                3              65                    247
                                   -------------------------------------------------------------------------------------------------
  Accrued restructuring costs            $1,081               $6,714           $1,734          $3,054                 $3,007
                                   -------------------------------------------------------------------------------------------------

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and

15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On October 3, 2001, the court approved an agreement among the parties to allow mediation, which is scheduled for December 4 - 5, 2001.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable.
The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs. A hearing before the NASD panel is scheduled for November 27 - 29, 2001.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO.
Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, attorneys fees and costs. A hearing before the NASD panel is scheduled for November 27 - 29, 2001.

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

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. This case is in discovery.

On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. The trial is scheduled to commence on December 11, 2001.

On May 14, 2001, Voice-Tel Enterprises, Inc. ("Voice-Tel") filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, Joba, Inc., a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. Joba, Inc. seeks to file a Complaint which would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract.

The Company filed a complaint against Qwest Communications Corporation ("Qwest") in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK's breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses. The Company filed a Motion for Partial Summary Judgment on October 19, 2001.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.


8.  SEGMENT REPORTING

The Company's reportable business segments are Xpedite, Voicecom, Premiere Conferencing and Corporate. Xpedite offers a full range of value-added multimedia messaging services through its worldwide proprietary dedicated IP network for electronic information delivery. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including voice messaging, interactive voice response ("IVR") services and unified communications. Voicecom's initial customers came from direct selling organizations, but Voicecom now targets key vertical markets such as financial services, telecom providers, real estate and healthcare. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Corporate is a holding company with minimal headcount leaving the day-to-day management of the businesses at the operating business units. In addition, the Company previously had one other reportable business segment, Retail Calling Card Services, which the Company exited through the sale of its revenue base effective August 1, 2000. The business segment consisted primarily of the Premiere Worldlink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users. Adjusted EBITDA is management's primary measure of segment profit and loss. Adjusted EBITDA is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, equity based compensation and gain on legal settlement. Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner. On January 1, 2001, management responsibility for international conferencing and voice messaging services was transferred from Xpedite to Premiere Conferencing and Voicecom, respectively. These international revenues were reported in the Xpedite operating segment for fiscal year 2000 and in the Premiere Conferencing and Voicecom operating segments beginning on January 1, 2001. In order to report comparable operating segment financial results, revenue and Adjusted EBITDA for the three and nine month periods ended September 30, 2000, have been reclassified to reflect the proforma effect of this management change.


Information concerning the operations in these reportable segments is as follows (in millions):

                                         Three Months    Three Months      Nine Months      Nine Months
                                           Ended            Ended             Ended            Ended
                                          Sept. 30,        Sept. 30,         Sept. 30,        Sept. 30,
                                             2001            2000              2001             2000
                                         ---------------------------------------------------------------
Revenues
   Xpedite                                  $ 51.6           $ 55.1            $164.1           $174.9
   Voicecom                                   22.8             29.9              74.1             92.1
   Premiere Conferencing                      29.6             18.7              83.6             51.9
   Retail Calling Card Services                  -              1.8                 -             13.7
   Eliminations                               (0.1)            (0.1)             (0.2)            (0.1)
                                         ---------------------------------------------------------------
                                            $103.9           $105.4            $321.6           $332.5
                                         ===============================================================

ADJUSTED EBITDA
   Xpedite                                  $ 10.7           $ 11.5            $ 38.2           $ 43.1
   Voicecom                                    1.2              2.6               3.3             12.1
   Premiere Conferencing                       8.0              4.4              20.2              9.2
   Retail Calling Card Services                  -              0.4                 -              1.6
   Corporate                                  (3.5)            (3.5)            (11.9)           (13.9)
   Eliminations                               (0.1)            (0.1)             (0.3)            (0.1)
                                         ---------------------------------------------------------------
                                            $ 16.3           $ 15.2            $ 49.5           $ 52.0
                                         ===============================================================

                                           Sept. 30,      December 31,
                                              2001            2000
                                         ------------------------------
Identifiable assets
   Xpedite                                  $350.1           $391.6
   Voicecom                                   77.8             90.2
   Premiere Conferencing                      79.0             75.0
   Corporate                                  45.9             74.1
                                         ------------------------------
                                            $552.8           $630.9
                                         ==============================

A reconciliation of Adjusted EBITDA to Operating loss and to Income (loss) before income taxes is as follows (in millions):

                                                  Three Months     Three Months     Nine Months     Nine Months
                                                      Ended            Ended           Ended           Ended
                                                 Sept. 30, 2001   Sept. 30, 2000   Sept. 30, 2001  Sept. 30, 2000
                                               -------------------------------------------------------------------
Adjusted EBITDA                                   $ 16.3              $ 15.2           $ 49.5           $ 52.0
Less depreciation                                   (9.8)               (9.1)           (27.7)           (31.5)
Less amortization                                  (23.2)              (25.8)           (72.1)           (77.2)
Less restructuring costs                               -                 0.6             (6.7)             0.6
Less equity based compensation                      (1.2)                  -             (3.4)               -
Plus gain on legal settlement                          -                   -                -              3.8
                                                ------------------------------------------------------------------
Operating loss                                     (17.9)              (19.1)           (60.4)           (52.3)
Less interest expense, net                          (2.8)               (2.5)            (8.3)            (8.0)
Plus gain on sale of marketable equity
 securities                                          0.1                 6.4              2.7             59.5
Less asset impairment - investments                    -                   -            (29.2)               -
Less amortization of goodwill - equity
 investments                                           -                   -             (1.6)               -
Plus other income (expense), net                    (0.4)                0.1             (1.4)            (0.3)
                                                ------------------------------------------------------------------
Loss before income taxes                          $(21.0)             $(15.1)          $(98.2)          $ (1.1)
                                                ==================================================================

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


RESULTS OF OPERATIONS

The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions):

                                        Three Months     Three Months     Nine Months     Nine Months
                                           Ended            Ended           Ended           Ended
                                          Sept. 30,        Sept. 30,        Sept. 30,      Sept. 30,
                                            2001             2000             2001           2000
                                         -------------------------------------------------------------
Revenues
   Xpedite                                 $ 51.6           $ 55.1            $164.1           $174.9
   Voicecom                                  22.8             29.9              74.1             92.1
   Premiere Conferencing                     29.6             18.7              83.6             51.9
   Retail Calling Card Services                 -              1.8                 -             13.7
   Eliminations                              (0.1)            (0.1)             (0.2)            (0.1)
                                         -------------------------------------------------------------
                                           $103.9           $105.4            $321.6           $332.5
                                         =============================================================

EBITDA
   Xpedite                                  $10.7           $ 11.5            $ 38.2           $ 43.1
   Voicecom                                   1.2              2.6               3.3             12.1
   Premiere Conferencing                      8.0              4.4              20.2              9.2
   Retail Calling Card Services                 -              0.4                 -              1.6
   Corporate                                 (3.5)            (3.5)            (11.9)           (13.9)
   Eliminations                              (0.1)            (0.1)             (0.3)            (0.1)
                                         -------------------------------------------------------------
                                           $ 16.3           $ 15.2            $ 49.5           $ 52.0
                                         =============================================================


ANALYSIS

Consolidated revenues decreased 1.4% to $103.9 million in the three months ended September 30, 2001, as compared with $105.4 million the same period in 2000 and decreased 3.3% to $321.6 million in the nine months ended September 30, 2001 as compared with $332.5 million in the same period in 2000. As discussed in footnote 8, "Segment Reporting," the three and nine months ended September 30, 2000 have been restated on a segment basis to reflect the movement of international conferencing and voice messaging results of operations from Xpedite to Premiere Conferencing and Voicecom, respectively, due to the change in management responsibility on January 1, 2001. On a segment basis these changes in revenue were caused by the following:

 . Xpedite experienced a 6.4% decrease to $51.6 million in the three months ended September 30, 2001 and a 6.2% decrease to $164.1 million in the nine months ended September 30, 2001, compared with the same periods in 2000, respectively. The declines in both periods is primarily attributable to weakness in the financial services, hospitality and travel industries, exit of the real time fax and telex business in Xpedite's Asia/Pacific regions, pricing pressures in the broadcast fax service offering and the strengthening of the U.S. dollar against foreign currencies in Europe and Asia/Pacific in the comparable periods.

   Real time fax and telex business revenues in Asia Pacific for the three and nine months ended September 30, 2000 were $5.1 and $17.2 million, respectively.

 . Voicecom experienced a 23.7% decrease to $22.8 million in the three months ended September 30, 2001 and a 19.5% decrease to $74.1 million in the nine months ended September 30, 2001, compared with the same periods in 2000, respectively. The decrease in revenue is primarily driven by declines in messaging revenue, offset in part by increases in Voicecom's IVR and platform services revenue. The decline in messaging revenue is principally due to weakness in direct selling organizations ("DSOs") and the exit of selling into the small office/home office sales channels. In particular, Voicecom has experienced continued attrition associated with its largest DSO marketing agent, Alticor Inc., f/k/a Amway Corporation, and its affiliates (collectively "Amway"). Voicecom believes the attrition has resulted in large part from (i) Amway's refusal to honor the terms of its marketing agreement with Voicecom, and (ii) Voicecom's reluctance to selectively solicit or otherwise engage in promotional activities directly with Voicecom's customers, which are also Amway's independent business owners ("IBOs"), due to restrictive language in the current marketing agreements with Amway. Amway has indicated an intent to terminate the current marketing agreements. Voicecom has filed two lawsuits against Amway and an affiliated entity. See footnote 7, "Commitments and Contingencies." Voicecom is currently engaged in settlement discussions with Amway that would clarify Voicecom's right to deal directly with the IBOs; however, there can be no assurance that such a settlement will be reached or that the IBOs will select Voicecom as their messaging provider. Voicecom's second largest DSO customer, Primerica, did not renew its agreement with Voicecom, which expired on August 23, 2001. In addition, Voicecom's largest corporate voice messaging customer, Abbott Laboratories, has given Voicecom notice that it is not going to renew its current agreement with Voicecom, which expires on December 31, 2001. Amway, Primerica and Abbott Laboratories represented approximately 21%, 6% and 5%, respectively, of Voicecom's revenue for the nine months ended September 30, 2001. Increases in IVR and platform services revenue are due primarily to increased minutes of use with existing customers.

 . Premiere Conferencing experienced a 58.3% increase to $29.6 million in the three months ended September 30, 2001 and a 61.2% increase to $83.6 million in the nine months ended September 30, 2001, compared with the same periods in 2000, respectively. The overall growth in revenue at Premiere Conferencing resulted primarily from continued growth in its unattended/automated conferencing product offering.

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

Consolidated gross profit margins were 75.5% and 73.7% for the three months ended September 30, 2001 and 2000, respectively, and 75.3% and 73.7% for the nine months ended September 30, 2001 and 2000, respectively. In general, the Company has experienced favorable trends in per unit telecommunications costs in each of its operating segments by aggressively negotiating lower telecommunications costs with various providers. The Company also has experienced favorable telecommunications costs by benefiting from the general industry trend of decreased costs from increased capacity among the various long distance carriers.

Consolidated direct costs of operations increased to 17.8% of revenues in the three months ended September 30, 2001, as compared with 16.3% for the same period of 2000 and increased to 16.8% of revenues in the nine months ended September 30, 2001, as compared with 15.4% for the same period of 2000. The increase for both periods compared is primarily attributable to the growth in Premiere Conferencing as a percentage of the overall Company revenue mix. Premiere Conferencing has inherently higher direct operating costs as a percentage of its overall costs structure compared to the other two operating units due to the live operator conferencing aspect of its business.

Consolidated selling and marketing costs decreased to 19.7% of revenues in the three months ended September 30, 2001, from 21.6% of revenues in the same period in 2000 and decreased to 20.7% of revenues in the nine months ended September 30, 2001, from 21.4% of revenues in the same period in 2000. This decline is attributable to cost reductions in the direct sales force at the Voicecom operating segment during the second half of 2000 and cessation of commission costs associated with the Amway contract termination in 2001, offset in part by increased sales force costs at Premiere Conferencing as part of an investment to foster future growth.

Research and development costs increased to 3.6% of revenues for the three months ended September 30, 2001 compared with 3.1% of revenues for the same period in 2000, and increased to 3.7% of revenues in the nine months ended June 30, 2001, from 3.1% of revenues in the same period in 2000. The increase in these costs as a percentage of revenue is primarily from increased product development at both the Xpedite and Premiere Conferencing operating segments.

General and administrative costs were 18.6% of revenues for the three months ended September 30, 2001, compared with 18.2% of revenues for the same period in 2000, and were 18.6% of revenues for the nine months ended September 30, 2001, compared with 18.1% of revenues in the same period in 2000. General and administrative costs as a percentage of revenue have increased for both comparable periods due to increased provisions for doubtful accounts at Premiere Conferencing and increased administrative support costs at Xpedite. As part of Premiere Conferencing's periodic assessment of its accounts receivable aging, various increases in the overall age of its receivable portfolio has warranted additional provisions for doubtful accounts. The Company assigns overall reserve percentages to its various accounts receivable aging categories. From this calculation the Company determines its requirement for an allowance for doubtful accounts. This does not mean that the Company has written off the receivable or ceased collection efforts.

Depreciation was 9.5% of revenues for the three months ended September 30, 2001, compared with 8.7% of revenues for the same period in 2000, and was 8.6% of revenues for the nine months ended September 30, 2001, compared with 9.5% of revenues for the same period in 2000. The increase in depreciation as a percentage of revenue for the comparable three months ended is due primarily to placing into service approximately $9.0M of construction in progress at Voicecom during the third quarter of 2001. During the third quarter of 2001, Voicecom made operational new switching and voice messaging equipment that will become the backbone of a more efficient operating network. Voicecom is currently consolidating its 150-site network to three sites that house this new equipment. Significant network operating cost savings are expected by Voicecom as this network consolidation progresses. In addition, increased capital expenditures at Premiere Conferencing were incurred to provide additional capacity, ahead of
anticipated growth.   The decline in depreciation as a percentage of revenue for the comparable nine months ended is due to the growth in Premiere Conferencing's revenue base, which has utilized more of the available capacity of its operating platform. Also contributing to this decline was the shortening of the estimated useful life of various legacy-operating platforms in the Voicecom operating segment. These lives were estimated not to extend beyond December 31, 2000.

Amortization was $23.2 million for the three months ended September 30, 2001, compared with $25.8 million for the same period in 2000, and $72.1 million for the nine months ended September 30, 2001, compared with $77.2 million for the same period in 2000. The decline in both comparable periods is attributable to the shortening of the useful lives of various intangibles tied to contractual obligations in the Voicecom operating segment in 2000 and the expiration of the useful life of the assembled workforce intangible related to the Xpedite acquisition in 1998. The useful lives of the Voicecom assets were estimated not to extend beyond December 31, 2000.

Equity based compensation relates primarily to notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants made by the Company in May 1999, which notes total approximately $5.5 million. One fourth of the principal amount of these notes, plus accrued interest, will be cancelled on each January 1 of 2002 through 2005, provided such executive officers are employed by the Company on January 1 of each of such years. The Company will also make "tax gross-up" payments to or on behalf of the executive officers in connection with any taxes that may be due as a result of the cancellation of these notes. Assuming these executives are employed by the Company on each anniversary date, future equity based compensation related to these notes would be approximately $1.0 million in the last three months of 2001, $3.0 million in 2002, $2.8 million in 2003, and $2.6 million in 2004. In addition, equity based compensation includes the non-cash cost of Company stock warrants issued to vendors for services rendered, as determined using the Black-Scholes option model.

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

EBITDA was $16.3 million or 15.7% of revenues for the three months ended September 30, 2001, compared with $15.5 million or 14.7% of revenues for the same period in 2000 and $49.5 million or 15.4% of revenues for the nine months ended September 30, 2001, compared with $52.9 million or 15.9% of revenues for the same period in 2000. On a segment basis this change was caused by the following:

 . Xpedite's EBITDA was $10.7 million or 20.8% of segment revenues for the three months ended September 30, 2001, compared with $11.5 million or 20.8% of segment revenues for the same period in 2000, and $38.2 million or 23.3% of segment revenues for the nine months ended September 30, 2001, compared with $43.1 million or 24.6% of segment revenues for the same period in 2000. These decreases in EBITDA are primarily a result of increased pricing pressure in the market for certain of Xpedite's legacy fax services and weakness in the financial, travel and hospitality industries of the economy that are a significant portion of revenues. As a result of declining EBITDA yields in Asia/Pacific and Europe, the Company has approved a plan of headcount reductions. As part of the Company's $6.7 million restructuring reserve to rationalize its workforce and facilities in the second quarter of 2001, Xpedite has committed to a plan that reduces headcount by 75 employees. The expected before-tax annualized savings from this plan are $2.6 million. The primary area for costs savings will be the exit of its operations in Indonesia and the consolidation of operations in the Asia/Pacific region.

 . Voicecom's EBITDA was $1.2 million or 5.4% of segment revenues for the three months ended September 30, 2001, compared with $2.6 million or 8.6% of segment revenues for the same period in 2000, and $3.3 million or 4.4% of segment revenues for the nine months ended September 30, 2001, compared with $12.1 million or 13.1% of segment revenues for the same period in 2000. The significant decline in EBITDA is primarily related to the declines in revenue over a primarily fixed cost structure delivery network. In response to these significant declines in EBITDA, the Company has rationalized the workforce and facilities attributable to the Voicecom operating segment. As a result of this, the Company has approved a plan of headcount reductions and facility closures in response to the revenue declines. As part of the Company's $6.7 million restructuring reserve in the second quarter of 2001, Voicecom has committed to a plan that reduces headcount by 111 employees, the exit of a research and development facility in Atlanta and a reduction in portions of its fixed cost delivery network. Expected before-tax annualized savings from this plan are $11.3 million.

 . Premiere Conferencing's EBITDA was $8.0 million or 27.1% of segment revenues for the three months ended September 30, 2001, compared with $4.4 million or 23.6% of segment revenues for the same period in 2000, and $20.2 million or 24.1% of segment revenues for the nine months ended September 30, 2001, compared with $9.2 million or 17.8% of segment revenues for the same period in 2000. This increase is primarily attributable to growth in unattended conferencing products and reductions in telecommunications costs.

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

 . Corporate EBITDA was $(3.5) million for the three months ended September 30, 2001 and 2000, and $(11.9) million for the nine months ended September 30, 2001, compared to $(13.9) million for the same period in 2000. The improvement in EBITDA for the nine-month comparable period is related primarily to headcount reductions of the corporate staff over the past twelve months. As part of the Company's rationalization of workforce and facilities in the second quarter of 2001, Corporate committed to a plan to reduce the headcount by 4 employees or 14% of its workforce. These reductions were related to the exit of the venture business and a reduction of finance and administration personnel within Corporate. Annualized before-tax savings are expected to be approximately $0.8 million.

Interest expense, net was $2.8 million for the three months ended September 30, 2001 compared with $2.6 million for the same period in 2000 and $8.3 million for the nine months ended September 30, 2001, compared with $8.0 million for the same period in 2001. The slight increase in interest expense, net for all comparable periods is attributable to several capital lease obligations entered into during the early fourth quarter 2000 and the first quarter of 2001 in the Voicecom operating unit. These leases are financing the equipment needed to consolidate and streamline the cost structure of Voicecom's operating network. The primary financing vehicle that generates interest expense for the Company is the convertible subordinated notes of $172.5 million, which bear interest at 5.75% and are due on July 1, 2004.

Outlook of service offerings

Management periodically evaluates carrying values of long-lived assets, including goodwill, other intangibles, property and equipment. The Company is currently assessing the outlook of various service offering revenues at Voicecom and Xpedite. This assessment is part of its 2002 planning process, periodic forecasting process and continuing evaluation of the external factors that contributed to the rationalization of the Company's workforce in the second quarter of 2001. The Company's confidence in Voicecom's ability to retain or replace lost revenues from Amway, Primerica, Abbott Laboratories, various other key corporate voice messaging accounts, and its remaining small office and home office voice messaging customers was lower at the end of the third quarter of 2001 than it was at the end of the second quarter of 2001. In addition, its confidence in Voicecom's ability to successfully establish a market for its Orchestrate product was lower at the end of the third quarter of 2001 than it was at the end of the second quarter of 2001. As part of this assessment, the Company is currently evaluating the the carrying value of various assets associated with customer lists and goodwill from the Voice-Tel acquisition in 1997, developed technology from the Intellivoice acquisition in 1999 and the operating equipment that supports the Orchestrate product. The Company's confidence in Xpedite's ability to maintain various broadcast fax business in North Ameica, certain parts of Europe and the remaining real time fax and telex business in Asia/Pacific was lower at the end of the third quarter of 2001 than it was at the end of the second quarter of 2001. Xpedite is currently experiencing growth in its transactional based services, messageReach and voiceReach, and declines in various of its traditional broadcast fax delivery products. Xpedite anticipates that future market growth will be in transactional-based services, messageReach and voiceReach. Declines in its traditional broadcast fax, real time fax and telex products have been greater in parts of Europe and Asia/Pacific. Accordingly, the Company is evaluating the carrying value of various customer lists and goodwill related to the acquisition of Xpedite and subsequent acquisitions made from 1998 and 1999 in Europe and Asia/Pacific that relate to real time fax, telex and traditional broadcast fax services.

RESTRUCTURING COSTS

Realignment of Workforce and Facilities

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $14.6 million through the elimination of certain operating activities in its Voicecom, Xpedite and Corporate operating segments, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The plan will eliminate through involuntary separation approximately 190 employees or 8% of the workforce and exit duplicative facilities in the Voicecom and Xpedite business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $4.0 million of the cash payments are expected to occur by December 31, 2001 and are primarily related to severance and exit cost activities. The remaining $1.0 million of cash payments are associated with contractual obligations not expected to expire until December 31, 2003. For the nine months ended September 30, 2001, approximately $2.5 million of cash payments were made as a result of this plan. Approximately $1.7 million of non-cash charges are related to certain executive management severance costs from employee stock option modifications. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

Exit of the Asia Real-Time Fax and Telex Business

During the fourth quarter of 2000, the Company recorded a charge of $1.4 million for costs associated with Xpedite's plan to exit its legacy real-time fax and real-time telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACHSM. Payments made for severance and exit costs represent the remaining severance obligations to 67 employees. The Company does not expect any further severance payments under this plan. Contractual and other obligations paid were the result of lease commitments from facilities that were exited. These commitments are expected to expire in the first quarter of 2002.

Reorganization of Company into EES and CES Business Segments

The balance of severance and exit costs at December 31, 2000 and September 30, 2001 represents the remaining severance reserve for a former executive manager. Cash severance payments in 2001 were $0.4 million. The Company expects to pay the remaining severance reserve balance of $0.2 million over a seven-month period ending April 30, 2002.


INVESTMENTS

The Company through its Ptek Ventures investment group has made investments in various companies engaged in emerging technologies related to the Internet. These investments are classified as either cost or equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company has continually evaluated the carrying value of its ownership interests in non-public investments in the Ptek Ventures portfolio for possible impairment that is "other than temporary" based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considers include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an "other than temporary" decline in the carrying value of the investment has occurred. Many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During the second quarter of 2001, market conditions worsened for the non-public companies in the Ptek Ventures portfolio. In the second quarter the financial performance and updated financial forecasts for the near term of the portfolio along with the Company's decision to exit funding the venture business portfolio has led management to the conclusion that there was an "other than temporary" decline in the carrying value of its non-public portfolio. Accordingly, during the second quarter the Company recorded an impairment charge of approximately $24.4 million for the remaining carrying value of its non-public portfolio.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the nine months ended September 30, 2001 and 2000 totaled $44.5 million and $0.1 million, respectively. The improvement in cash provided by operating activities can be attributed to reduced payments for income taxes, as well as improvements in working capital changes in accounts payable. Also contributing to the improvement were reduced payments associated with restructuring, merger costs and other special charges. Included in operating cash flows for the nine months ended September 30, 2001 and 2000 were semi-annual interest payments of approximately $10.0 million on the Company's convertible subordinated notes.

Investing activities used cash totaling $27.1 million for the nine months ended September 30, 2001, compared to cash provided by investing activities totaling $7.1 million for the same period in 2000. The principal source of cash from investing activities for the nine months ended September 30, 2001 was the sale of marketable securities. The primary uses of cash for investing activities for the nine months ended September 30, 2001 included capital expenditures, follow-on investment activity in the PtekVentures investment portfolio, and payments made for certain revenue generating business assets by the Xpedite operating segment. Capital expenditures for the nine months ended September 30, 2001 related primarily to expansion of the capacity of Premiere Conferencing's conference calling network, improvements and enhancements to Xpedite's fax delivery platform and its new service offerings, messageREACH and voiceREACH, and expenditures relating to the build out of Voicecom's new voice messaging network. The principal source of cash from investing activities for the nine months ended September 30, 2000 was the sale of marketable securities. The primary uses of cash for investment activities for the nine months ended September 30, 2001 included capital expenditures in the three operating units and investments into the PtekVentures portfolio.

Financing activities provided cash totaling $2.6 million for the nine months ended September 30, 2001, compared to cash used in financing activities totaling $2.0 million for the same period in 2000. The principal uses of cash for financing activities for the nine months ended September 30, 2001 were debt repayments on capital lease obligations and the purchase of treasury stock. The primary source of cash from financing activities were $6.5 million of proceeds from an extended line of credit entered into by the Premiere Conferencing operating unit with United Missouri Bank. This extended line of credit has a term of thirty months and an interest rate of 6%. The primary use of proceeds will be to fund the capital needs of the Premiere Conferencing operating unit. The primary uses of cash from financing activity for the nine months ended September 30, 2000 were debt repayments associated with assumed obligations from prior year's acquisitions. The primary sources of cash from financing activities for the six months ended June 30, 2000 were proceeds from employee stock option exercises.

At September 30, 2001, the Company renewed for a twelve-month term its line of credit with ABN AMRO. The line of credit has a maximum availability of $13.5 million and an interest rate of LIBOR plus 2%. The maximum availability provided by this line of credit in the prior year term was $20.0 million. The maximum availability for the renewed twelve-month term was reduced by the amount of the extended line of credit entered into with United Missouri Bank. At September 30, 2001, there were no amounts outstanding on the ABN AMRO line of credit.

At September 30, 2001, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments under the Company's various restructuring plans, capital lease obligations and semi-annual interest on the Company's convertible subordinated notes.

Management believes that cash and equivalents, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company's capital expenditure requirements and financing obligations of its operating units. At September 30, 2001, approximately $22.0 million of cash and equivalents resided outside of the United States compared to $16.6 million at December 31, 2000. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of PTEK and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Foreign exchange gains or losses on intercompany loans deemed temporary in nature are recorded in the determination of net income. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from the Company's operating segments and other factors, PTEK may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.


NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long- Lived Assets" in August 2001. SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long- lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

The FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," on June 30, 2001. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company's results of operations due to the cessation of goodwill amortization on January 1, 2002. Goodwill amortization for the nine months ended September 30, 2001 was approximately $51.0 million. Amortization of other intangible assets for the nine months ended September 30, 2001 was approximately $21.1 million. The Company is reviewing certain of these other intangible assets to determine whether they will be amortizable as of January 1, 2002.

The FASB issued SFAS No. 141, "Accounting for Business Combinations," on June 30, 2001. It requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. The Company adopted this statement on June 30, 2001.

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

At September 30, 2001, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at September 30, 2001, by approximately $2.5 million.

Approximately 27% of the Company's revenues and 19.3% of its operating costs and expenses were transacted in foreign currencies for the nine months ended September 30, 2001. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the nine months ended September 30, 2001 by approximately $8.7 million and operating costs and expenses for the nine months ended September 30, 2001 by approximately $7.4 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at September 30, 2001.

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

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under
Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On October 3, 2001, the court approved an agreement among the parties to allow mediation, which is scheduled for December 4 - 5, 2001.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable.
The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, attorneys' fees and costs. A hearing before the NASD panel is scheduled for November 27 - 29, 2001.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO.
Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, attorneys fees and costs. A hearing before the NASD panel is scheduled for November 27 - 29, 2001.

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

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. This case is in discovery.

On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. The trial is scheduled to commence on December 11, 2001.

On May 14, 2001, Voice-Tel Enterprises, Inc. ("Voice-Tel") filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, Joba, Inc., a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. Joba, Inc. seeks to file a Complaint which would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract.

The Company filed a complaint against Qwest Communications Corporation ("Qwest") in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK's breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses. The Company filed a Motion for Partial Summary Judgment on October 19, 2001.

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

None.


ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K:

   Date of Report                                   Entities For Which Financial
    (Date Filed)         Items Reported                   Statements Filed
    ------------         --------------                   ----------------

      7/11/01       Items 5 and 7 - Letter to                  None.
                    shareholders, employees and
                    friends of PTEK (incorporated
                    by reference).

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 13, 2001                      PTEK HOLDINGS, INC.
Date


                                       /s/ William E. Franklin
                                       -----------------------
                                       William E. Franklin
                                       Executive Vice President and Chief
                                       Financial Officer (principal Financial
                                       and Accounting Officer and duly
                                       authorized signatory of the Registrant)