Form 10-K
period 2001-12-31
PTEK HOLDINGS INC
filed 2002-04-01
CIK 880804

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ---------
                                  FORM 10-K
                                  ---------

                      FOR ANNUAL AND TRANSITIONAL REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


         The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 26, 2002 as reported by The Nasdaq Stock Market's National Market, was approximately $181,906,653.


         As of March 26, 2002 there were 53,738,271 shares of the registrant's common stock outstanding.

         List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I. Part II, etc.) into which the document is incorporated: Portions of the registrant's Proxy Statement for its 2002 meeting of shareholders are incorporated by reference in Part III.

===============================================================================

INDEX

                                                                                                          Page
                                                                                                          ----
Part I
Item 1.    Business.....................................................................................    3
Item 2.    Properties...................................................................................    9
Item 3.    Legal Proceedings............................................................................    9
Item 4.    Submission of Matters to a Vote of Security Holders..........................................   11

Part II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters........................   12
Item 6.    Selected Financial Data......................................................................   12
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations........   13
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk...................................   48
Item 8.    Financial Statements and Supplementary Data..................................................   49
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........   88

Part III
Item 10.   Directors and Executive Officers of the Registrant...........................................   89
Item 11.   Executive Compensation.......................................................................   89
Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................   89
Item 13.   Certain Relationships and Related Transactions...............................................   89

Part IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................   90
Signatures..............................................................................................   99
Exhibits ...............................................................................................  100

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

        . Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

        . Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

        .    Risks associated with expansion of our international operations;

        . General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

        . Legislative or regulatory changes may adversely affect the businesses in which we are engaged;

        .    Changes in the securities markets may negatively impact us;

        . The failure of the purchaser to pay the liabilities assumed in the sale of the Voicecom business unit;

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

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

         PTEK Holdings, Inc., a Georgia corporation ("PTEK" or the "Company"), is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e- mail, wireless messaging and voice message delivery), IVR (interactive voice response), network based voice messaging and unified personal communications (advanced personal communications management systems that integrate voice mail, e-mail and fax messaging). The Company's services are directed primarily at the enterprise marketplace and the Company has more than 80,000 corporate accounts, including almost 70% of the Fortune
500. PTEK believes that corporate customers will increasingly rely on outsource providers for these communications and data services because these tasks are too complex and/or costly to handle internally and do not represent a core competency.

         In 1997 and 1998, the Company focused on acquiring market leaders in communications and data service categories, which are now operated as separate business units. They include Premiere Conferencing, an industry leader for enhanced, automated and Web conferencing solutions; Xpedite, the global leader in multimedia messaging services; and Voicecom, a leading provider of unified communications and IVR solutions.

         To better serve PTEK's global corporate customer base, over the last few years the Company has funded new technology development in each of its business units to help position them in larger market categories. Premiere Conferencing has expanded into automated and Web conferencing services; Xpedite has developed a suite of e-mail, wireless and voice-based messaging services; and Voicecom has expanded its IVR services.


         On March 26, 2002 the Company sold substantially all the assets of its Voicecom business unit in exchange for cash and the assumption of certain liabilities. As a result, the Company has exited in all material respects the IVR, network based voice messaging and unified personal communications businesses. See the "Subsequent Events" section of Management's Discussion and Analysis below and Note 23 to the Consolidated Financial Statements.



         PTEK was incorporated in Florida in 1991 and reincorporated in Georgia in 1995. The corporate headquarters for PTEK are located at 3399 Peachtree Road, NE, Lenox Building, Suite 600, Atlanta, GA 30326, and the telephone number is
(404) 262-8400.


INDUSTRY BACKGROUND

         Nearly everywhere in the world, the bulk of business communication is done through telephone and Web-based conferencing, e-mail, fax and voice mail messaging. This explosion of communications in various forms has forced more and more companies to outsource their managed group communications needs.

         Conferencing and Web collaboration is projected to be an $11 billion market by 2005 (Source: Wainhouse Research). The multimedia messaging segment, which combines fax, e-mail and voice and video distribution, is projected to be a $10.5 billion market within three years (Source: IDC and Forrester). PTEK provides market leading solutions in both of these categories.

         Today, PTEK's services, combined with its global infrastructure, are the primary conduits for literally billions of business communications each year.

SERVICE OFFERINGS

         PTEK's communications and data service offerings have been provided through its three business units -- Premiere Conferencing, Xpedite and Voicecom.

         Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities. Customers use Premiere Conferencing for a wide range of communications from very large events such as investor relations calls, press conferences and training seminars with hundreds or thousands of participants, to smaller four-to-six person conference calls. Premiere Conferencing provides group communications services for leading companies in a variety of vertical industries, including technology, healthcare, financial services, public relations and market research. Premiere Conferencing hosted almost 2 million calls comprising more than 600 million minutes in 2001.

         Through its own proprietary software technology, Premiere Conferencing offers ReadyConference(SM), its automated service that does not require hands-on involvement from an operator. These automated services allow users to begin and conduct their conference calls without the assistance of an operator, or the need of a reservation, via a dedicated dial-in number and passcode available for use anytime. ReadyConference can be used for a variety of group communications, including any meeting requiring instant access by a number of participants.

         Premiere Conferencing's PremiereCall service includes assistance from an operator or operators to ensure participants are on line, to begin the conference and conduct a roll call. In addition, complete event management services that include a dedicated team and professional announcer to work more closely with the client throughout the event are available. Typical applications include sales meetings, earnings releases, press conferences, customer seminars and product rollouts. Premiere Conferencing's client services team understands the importance of professional, secure communications and works closely with its customers to ensure a successful conference.

         Premiere Conferencing also offers Web-conferencing services, VisionCast(R) and ReadyCast(SM), that combine the power of the Internet with its audio conferencing offerings to provide real-time, multimedia presentation solutions. VisionCast gives customers the interactivity and collaborative nature of an in-person meeting while maintaining the cost and time savings of a traditional conference call. Customers use VisionCast to conduct distance learning, training, seminars, company meetings, focus groups and media conferences. VisionCast includes features such as chat, Web tours, polling, white boarding functions, record and playback capabilities, roll call and live demo options. ReadyCast combines similar data collaboration capabilities with the cost efficiency and convenience of Premiere Conferencing's ReadyConference automated conferencing service. As part of its Web-based services, Premiere Conferencing also offers SoundCast(R), an audio streaming technology that provides live Internet streaming to simulcast a live conference call or recorded presentation over the Web.

         Premiere Conferencing services are available in ten countries with bridging and sales infrastructure in the United States, Canada, Australia, New Zealand, Hong Kong, Singapore, Japan, France, Germany and England, and Premiere Conferencing plans to open a European operations center in Ireland in the second quarter of 2002.

         Xpedite offers a comprehensive suite of value-added multimedia messaging services that manage and facilitate the electronic distribution of information to all types of electronic addresses including fax, e-mail, voice and wireless. Customers use Xpedite to manage critical information distribution for transaction-based services such as bank statements, subscription renewals, promotional offers, purchase orders, newsletters, research reports, rate sheets and pricing/product announcements. Xpedite provides services to almost half of the global Fortune 500 companies across nearly every business sector, including financial services, professional associations, travel, hospitality, publishing, technology and manufacturing. Xpedite processed approximately 2 billion messages in 2001 through its proprietary messaging platforms.

         In 2000, Xpedite launched messageREACH(SM), an e-mail service that provides control, tracking, security, personalization and automated administration for high volume e-mail and e-commerce applications. Xpedite has added several significant service enhancements to messageREACH, including improved HTML message support, transactional message support for applications such as trade and account balance confirmations, billing and invoicing, as well as campaign management capabilities for large scale e-marketing applications. Among the advanced features built into the service are support for the distribution and collection of forms, multiple layers of encryption and levels of password protection, anti-spam, "opt-out" protection, automated personalization of messages with text and graphical inserts, opt-in list building, viral marketing and the hosting of customer databases for campaign management.

         messageREACH customers can access a proprietary software tool, intelliSEND(SM) Wizard, to help with the creation of graphically rich HTML documents for e-mail, and for the insertion of trackable hyperlinks to documents or Web sites. The proprietary messageREACH delivery engine and infrastructure operate solely for the support of messageREACH customers and were custom designed by Xpedite's technical team, incorporating leading Internet technology. Xpedite also provides Short Message Services (SMS) for wireless users in Europe and South Asia, which allows text messages to be delivered to GSM phones using existing Xpedite access methods.

         Xpedite also launched voiceREACH(SM), a new automated service that simultaneously delivers large volumes of prerecorded voice messages to any size list of phone numbers, voice mailboxes or other answering devices. Typical users of voiceREACH services include associations, political organizations, securities firms and trade show operators.

         Xpedite supports multiple protocols and can be accessed through a variety of methods including ftp, TCP/IP, PC-Xpedite software, or Simple Mail Transfer Protocol (SMTP). Xpedite services are available throughout the world with local sales and customer support available in 18 countries throughout Europe, Asia, Australia and North America.

         Voicecom offers a suite of integrated communications solutions including network based voice messaging, IVR and unified personal communications. Voicecom services are used by geographically dispersed companies to increase communications and to improve productivity and customer care. Voicecom's services support a variety of applications including customer care, interpersonal messaging and enterprise communications, in a variety of industries including financial services, healthcare, marketing and real estate. Voicecom processed over 55 million messages and handled hundreds of millions of calls in 2001.

         Voicecom's network based voice messaging services allow a user to record a voice message and send it to one voice mailbox or many voice mailboxes on the network. Users can respond to a network voice message and messages can also be easily forwarded or copied. Voicecom's network is effectively a "voice intranet." Voicecom is able to provide its voice messaging service via local numbers in more than 4,500 cities throughout North America. This network-based solution is well suited for geographically dispersed companies such as direct selling organizations, real estate and insurance.

         In addition to its local based network voice messaging services, Voicecom also offers centralized, 800-based corporate voice messaging services. For certain large corporate customers, Voicecom purchases and installs voice messaging equipment on the customers' premises. In those cases, Voicecom provides full facilities management, including equipment maintenance and end user service and support. All of Voicecom's central voice messaging services (800-based, premise-based and pure facilities management) include end user support services, such as development and distribution of voice mail directories, generation and maintenance of large voice mail distribution lists, administration services (adds, deletes and changes) and customer or end-user training.

         Voicecom's call answering and IVR services reduce the burden of incoming calls and increase customer satisfaction. These services range from after hour call handling and automated attendant solutions to more complex IVR solutions. IVR is a 24/7 automated system that answers all incoming calls to a location or central phone number and presents callers with a brief menu of choices to meet their needs. The choices typically include location hours, directions, account information and emergency services. Voicecom supports a variety of IVR applications using custom voice prompts and commands from a caller's telephone keypad to retrieve, process and route certain information or telephone calls. For instance, financial institutions can use this service to allow bank customers to access existing account information, open new accounts, apply for loans, use online financial services and receive directions to banking and ATM locations. IVR services are primarily designed for financial institutions, retail outlets and property management companies.

         Voicecom's unified communications services provide the ability for businesses and consumers alike to streamline their communications by integrating multiple mechanisms for information delivery - e-mail, fax and voicemail. All of Voicecom's unified communications solutions provide advanced calling (including calling card and conference calling) and message management capabilities and are highly suited for the mobile professional. The Voicecom Assistant and Orchestrate(R) services effectively allow for "anywhere" messaging regardless of the medium used to communicate.

         On March 26, 2002 the Company sold substantially all the assets of its Voicecom business unit in exchange for cash and the assumption of certain liabilities. See the "Subsequent Events" section of Management's Discussion and Analysis below and Note 23 to the Consolidated Financial Statements.


CUSTOMER BASE

         PTEK customers represent nearly every major industry, serving almost 70% of the Fortune 500. Millions of business people worldwide depend on PTEK services everyday.

         Premiere Conferencing has approximately 5,600 domestic and international corporate accounts, supporting almost 72,000 moderators. The business unit has successfully penetrated key accounts in various industries including technology, healthcare, investor relations, financial services, public relations and market research. Premiere Conferencing has long-term customer relationships with well respected companies and organizations such as IBM Corporation, HCA, The Healthcare Company, Novell, SGI, Hewlett Packard, Merck, Merrill Lynch, UBS/PaineWebber, the NCAA and the National Institutes of Health.

         Xpedite has more than 90,000 domestic and international corporate accounts, representing over 175,000 users. Xpedite serves almost half of the Fortune 500 companies. The business unit has successfully targeted industries such as securities, banking, mortgage, publishing, healthcare, associations, investor relations, public relations, travel and hospitality. Xpedite's diverse customer base includes globally recognized companies such as Boeing, Bank One, Marriott, Merck, Xerox, Chase Manhattan, Nippon Life Insurance, Sam's Club, Bertelesmann, Dell Computer, United Airlines, British Airways, Bank of America, McGraw Hill, Toyota, Federal Express and Salomon Smith Barney.

         Voicecom has approximately 5,000 corporate accounts and nearly 375,000 users. The business unit initially was successful in penetrating direct selling organizations such as Amway, Mary Kay, Primerica, Avon and others. Voicecom now targets key vertical markets such as financial services with existing customers including Bank of America, Key Bank and PNC Bank; telecom providers with existing customers including Sprint PCS, Verizon and TalkAmerica; the retail industry with existing customers such as LensCrafters; the government sector with existing customers such as the USDA; property management with existing customers including AIMCO and Equity Properties; and real estate with existing customers including Prudential, Northwest Century 21 and RE/MAX.

SALES AND MARKETING

         Each of PTEK's business units markets its services through direct sales employing a regional reporting structure and a centrally managed national and global accounts program. The Company's sales force targets large and mid-size enterprises. The centrally managed national and global accounts program focuses on multi-location businesses that are better served by dedicated representatives with responsibility across different geographic regions. The direct sales force is organized by services and by industry on a global scale. The company employs nearly 600 sales professionals around the world.

         In addition to direct sales, the Company has begun to develop a network of independent agents who can sell Premiere Conferencing, Xpedite and Voicecom services primarily to middle market accounts.

         As a service organization, PTEK's customer service teams play a major role in managing customer relationships, as well as selling additional value-added services to existing accounts. PTEK employs more than 750 customer service professionals.

PLATFORMS AND NETWORK INFRASTRUCTURE

         The Company, through its three business units, operates global Internet and telecom-based networks that allow customers access to the Company's various services through the Internet and through local and/or 800 telephone numbers.

         Premiere Conferencing services are provided from full-service operations centers in Colorado Springs, Colorado, and Lenexa, Kansas, and from Conalkilty, Ireland starting in the second quarter of 2002. Automated bridging nodes are maintained in Canada, Australia, New Zealand, Hong Kong, Singapore, Japan, France, Germany and England. Complex, operator-assisted calls are supported on various commercially available bridging platforms. Internally developed conference bridges are used to support automated conferencing services. Customers access the conferencing platform through direct inward dialing, 800 numbers, the Internet and virtual network access.

         Xpedite services are provided primarily through an electronic messaging platform that uses servers to perform all primary processing and switching functions. This platform supports multiple input methods including, but not limited to, fax-to-fax, priority PC-based software, e-mail gateways and high speed IP based interconnects. Outgoing fax- and voice-based messages are delivered through line group controllers, which are deployed in a decentralized fashion to exploit local delivery costs. The remote line group controllers are connected to the servers over a wide area network via either private lines or Xpedite's global TCP/IP based network. Messages are transported in bulk from one location domain to another using MCP to MCP protocol. The current domains include Australia, Hong Kong, Japan, Korea, Singapore, Switzerland, the United Kingdom, the United States, Germany and France. Remote nodes on the network are located in Belgium, Canada, Denmark, Italy, Malaysia, the Netherlands, New Zealand and Taiwan.

         Voicecom offers advanced network-based voice messaging services through its platforms located in the United States, Canada, Taiwan, Australia and the United Kingdom. The telephony service platforms are interconnected via Voicecom's highly available data network infrastructure. This network transports the subscriber messages between the distributed systems. The local numbers are routed back from the local markets to these hubs over leased fixed facilities. Voicecom also offers outsourced voice messaging services to large corporate clients via toll-free access to voice messaging platforms located in Atlanta, Georgia; Reno, Nevada; Arlington, Virginia; and Oakbrook, Illinois. In addition, certain corporate voice messaging services are provided using equipment that is installed on the customers' premises. Voicecom's Orchestrate service is provided on a highly available and highly scaleable platform that includes servers and third-party software integrated and enhanced with Voicecom's unified communications middleware. The primary Orchestrate service hubs are located in Atlanta, Georgia and Dallas, Texas. Voicecom's IVR services are provided on a variety of platforms. The platform utilized for any particular application is determined by the specific requirements for that application.

RESEARCH AND DEVELOPMENT

         PTEK's ability to design, develop, test and support new software technology for product enhancements in a timely manner is an important ingredient to its future success. Next generation services such as VisionCast, ReadyCast, messageREACH and VoiceREACH are critical additions to the suite of communications and data services PTEK provides to its customers, not only to position the operating units in larger market segments, but more importantly to meet changing customer needs and respond to the overall technological changes in the marketplace.

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

         PTEK employs 86 research and development professionals.

COMPETITION

         PTEK competes with major communications service providers around the world such as AT&T, WorldCom, Sprint, and the international PTTs. The Company also competes with smaller companies in each of its service categories, including Intercall, Raindance, ACT Teleconferencing, WebEx and Genesys in conferencing; EasyLink, AVT, Critical Path and MessageMedia (f/k/a DoubleClick) in multimedia messaging; J2 Global Communications, Webley, General Magic and Net2Phone in unified communications; Avaya, Intervoice-Brite, Net2Phone- and NetByTel in IVR; and Avaya and Intervoice-Brite in voice messaging. In all cases, PTEK's strategy is to gain a competitive advantage in winning and keeping customers by enabling its business units to deliver leading technology-driven solutions to its customers and support them with superior customer service.

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

FINANCIAL INFORMATION ABOUT REPORTABLE SEGMENTS AND GEOGRAPHIC AREAS

         For financial information about the Company's reportable segments and geographic areas for the years ended December 31, 2001, 2000 and 1999, see Note 22--"Consolidated Financial Statements."

GOVERNMENT REGULATION

         Premiere Communications, Inc. ("PCI"), which is part of the Company's Voicecom business unit, provides both telecommunications and information services. Consequently, PCI is, and certain other PTEK subsidiaries may be, subject to federal, state and local telecommunications regulation in the United States. Various international authorities may also seek to regulate the services provided by PCI and possibly other PTEK subsidiaries.

         The Federal Communications Commission ("FCC") classifies PCI as a non-dominant carrier for its domestic interstate and international common carrier telecommunications services. Generally, common carriers that provide domestic interstate and international telecommunications services must maintain and publicly disclose price lists, describing rates, terms and conditions of service, must comply with federal regulatory programs such as universal service, telecommunications relay service, and payphone compensation, and must comply with decisions and policies adopted or enforced by the FCC. PCI exercises reasonable efforts to comply with the various FCC decisions, policies and regulatory programs. Most state public service or utility commissions ("PUCs") also subject carriers such as PCI that provide intrastate, common carrier telecommunications services to various compliance and approval requirements, such as those in connection with entry certification, tariff filings, transfers of control, mergers or other acquisitions, issuance of debt instruments, periodic reporting and payment of regulatory fees, as well as others. PCI either has applied for and received, or is in the process of applying for and receiving, the necessary certificates or authorizations to provide intrastate, long distance services. FCC or state PUC authorizations can generally be conditioned, modified or revoked for failure to comply with applicable laws, rules, regulations or regulatory policies. Fines or other penalties also may be imposed for such violations. There can be no assurance that PCI is currently in compliance with, or remitting all necessary fees in connection with, all applicable FCC or state PUC requirements, or that the FCC, state PUCs or third parties will not raise issues in the future with regard to PCI's compliance with applicable laws or regulations.

         A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails, or spam. Other states are considering similar legislation. Congress has also considered such legislation, and could enact legislation governing spam at some future point. The Company monitors such legislation and regulatory developments to minimize the risk of its participation in activities that violate anti-spam legislation. In addition, a number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for the Company's products and services or increase its cost of doing business. In addition, the sending of spam through the Company's network could result in third parties asserting claims against the Company. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, the Company's operations may be subject to federal and state laws and regulations regulating the unsolicited transmission of facsimiles. The Company monitors such laws and regulations and its service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. The Company could, nevertheless, be subject to litigation, fines, losses, and possible other relief under such laws and regulations.

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

PROPRIETARY RIGHTS AND TECHNOLOGY

         The Company's ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company's proprietary rights and technology. The Company's proprietary rights and technology include confidential information and trade secrets that the Company attempts to protect through confidentiality and nondisclosure provisions in its agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. PTEK currently has seven patents, five patent applications pending, numerous worldwide registrations of trademarks and service marks, and numerous worldwide trademark and service mark registrations pending. Despite the Company's efforts to protect its proprietary rights and technology, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company's proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company's technology. However, the Company believes that, due to the rapid pace of technological change in communications and data services, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are of equal or greater importance to establishing and maintaining a competitive advantage in the industry.

EMPLOYEES

         As of December 31, 2001, PTEK employed 2,240 people. PTEK employees are not represented by a labor union or covered by any collective bargaining agreements.

ITEM 2.  PROPERTIES

         PTEK's corporate headquarters occupy approximately 21,000 square feet of office space in Atlanta, Georgia under a lease expiring August 31, 2007. As of December 31, 2001, the headquarters of the Company's Voicecom business unit occupied approximately 74,000 square feet of office space in the same building under leases expiring August 31, 2007 and August 31, 2006 plus approximately 19,000 square feet in a nearby building whose lease expires December 31, 2003. Xpedite occupies approximately 90,000 square feet of office space in Tinton Falls, New Jersey under a 15-year lease. Premiere Conferencing occupies approximately 105,000 square feet of office space in Colorado Springs, Colorado under a lease expiring August 31, 2006, and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring August 31, 2009.

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

         The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. ("Voice-Tel") franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss the complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002, and the mediation process is continuing.

         A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom Systems, Inc. ("VoiceCom Systems"), the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC, 2000, and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia was granted. The defendants' motion to dismiss was granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002, and the mediation process is continuing.

         On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys' fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002 and February 4-7, 2002.

         On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002 and February 4-7, 2002.

         On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. This case is in discovery and is set for trial in June 2002.

         On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite's motion. The trial was held on January 29-31, 2002, which resulted in a verdict for the Plaintiff in the amount of $103,000. Xpedite is presently evaluating its options with respect to an appeal.

         On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. ("JOBA"), a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a Complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate Complaint against JOBA and Digital Communication Services, Inc. ("Digital") in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel's right to terminate the franchise agreements with JOBA and Digital. JOBA and Digital subsequently dismissed their efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002 answered Voice-Tel's Complaint and asserted counterclaims for breach of franchise agreement and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. ("PCI") and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the Court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. The litigation with JOBA and Digital is ongoing and is in discovery.

         The Company filed a complaint against Qwest Communications Corporation ("Qwest") in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK's breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses. The Company filed a Motion for Partial Summary Judgment on October 19, 2001. The parties are now engaged in negotiations directed at resolution of all claims and counterclaims.

         On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff seeks to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company's potential liability under the Guaranty is limited to the lesser of the lease obligations or $2,000,000, together with attorneys' fees, interest and collection expenses. The Company intends to file an answer to the lawsuit.

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

                                   Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock, $.01 par value per share (the "Common Stock"), has traded on the Nasdaq National Market under the symbol "PTEK" since its initial public offering on March 5, 1996. The following table sets forth the high and low closing sales prices of the Common Stock as reported on the Nasdaq National Market for the periods indicated.

               2001                                  High          Low
               ----                                  ----          ---

               First Quarter...................     $3.13        $1.31
               Second Quarter..................      2.95         2.13
               Third Quarter...................      3.70         1.77
               Fourth Quarter..................      3.87         2.00

               2000                                  High          Low
               ----                                  ----          ---

               First Quarter...................    $11.44         $6.0
               Second Quarter..................      7.13         3.13
               Third Quarter...................      4.19         2.63
               Fourth Quarter..................      3.44         0.91


         The closing price of the Common Stock as reported on the Nasdaq National Market on March 26, 2002 was $3.88. As of March 26, 2002 there were approximately 599 record holders of the Company's Common Stock.


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


         During the year ended December 31, 2001, one former employee exercised an option to purchase an aggregate of 3,400 shares of Common Stock at a price of $.52 per share in a transaction exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act.


ITEM 6.    SELECTED FINANCIAL DATA


         The following selected consolidated statement of operations data, balance sheet data, and cash flow data as of and for the years ended December 31, 2001, 2000, 1999, 1998 and 1997 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and the notes thereto.


         "Adjusted EBITDA" is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, asset impairments, equity based compensation, and net legal settlements and related expenses. Adjusted EBITDA is management's primary measure of segment profit and loss.

         Adjusted EBITDA is considered a key management performance indicator of financial condition because it excludes the effects of goodwill and intangible amortization and impairments attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability, the effects of sales of marketable securities, the write down of assets, equity based compensation, restructuring costs and net legal settlements and related expenses. Adjusted EBITDA is used as an indicator of operating cash flow before payments for interest, taxes and special charges, and may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner.

                                                                               Year Ended December 31,
                                                                               -----------------------
                                                               2001         2000         1999         1998         1997
                                                               ----         ----         ----         ----         ----
                                                                        (in thousands, except per share data)
Statement of Operations Data:
    Revenues..............................................    $422,930     $436,935     $458,448     $444,818     $229,352
    Gross profit..........................................     320,122      321,495      328,757      309,782      165,378
    Operating loss/(1)/...................................    (230,726)     (76,357)    (138,081)     (91,053)     (16,714)
    Net loss..............................................    (242,120)     (58,866)     (33,491)     (84,254)     (18,428)
    Net loss attributable to common and
       Common equivalent shares for shareholders for:
      --basic and diluted net loss per share..............    (242,120)     (58,866)     (33,491)     (84,254)     (18,428)

    Net loss per common and common Equivalent shares for:
      --basic and diluted/(2)/............................    $  (4.84)    $  (1.22)    $  (0.72)    $  (1.90)    $  (0.57)

    Shares used in computing net loss per
      Common and common equivalent shares for:
      --basic and diluted.................................      49,998       48,106       46,411       44,325       32,443

Balance Sheet Data (at period end):
    Cash, cash equivalents and marketable securities......    $ 49,500      $29,716     $101,981     $ 40,609     $176,339
    Working capital.......................................      13,116       15,949       34,746      (92,628)     132,906
    Total assets..........................................     386,438      630,933      770,481      796,416      379,593
    Total debt............................................     187,176      178,762      179,625      299,673      181,698
    Total shareholders' equity............................      79,032      313,406      422,220      397,793      107,761

Statement of Cash Flow Data:
    Cash provided by operating activities.................     $ 60,905     $17,929      $ 9,927     $ 22,248     $ 27,159
    Cash (used in) provided by investing activities.......      (35,405)     (6,466)     107,216       21,292     (160,055)
    Cash (used in) provided by financing activities.......         (304)     (2,394)    (120,924)     (46,115)     138,730

--------------

/(1)/ Adjusted EBITDA was $63.8 million in 2001, $68.7 million in 2000, $52.4 million in 1999, $61.8 million in 1998 and $60.1 million in 1997. Adjusted EBITDA prior to 2001 included Equity based compensation as a deduction; thus Adjusted EDITDA in the preceding sentence for 1998 through 2000 differs from Adjusted EBITDA as originally reported.

/(2)/ Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).


The Voicecom business unit was sold on March 26, 2002. See Note 23 to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the "Company" or "PTEK") is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery), IVR (interative voice response), network based voice messaging and unified personal communications (advanced personal communications management systems that integrate voice mail, e-mail and fax messaging). The Company's reportable segments align the Company into three operating segments based on product offering. These segments are Premiere Conferencing, Xpedite and Voicecom. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Xpedite offers a full range of value-added multimedia messaging services through its worldwide proprietary IP network for electronic information delivery. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including voice messaging, IVR services and unified communications. Voicecom targets key vertical markets such as direct selling organizations, financial services, telecom providers, real estate and healthcare. Retail Calling Card Services is a business segment that the Company exited through the sale of its revenue base effective August 1, 2000. The Company also exited the venture business in 2001, which was conducted through PtekVentures, the Company's Internet investment arm. See "Subsequent Events" in Management's Discussion and Analysis below for a discussion of the Company's sale of Voicecom in the first quarter of 2002.

         The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees, usage fees generally based on per minute or transaction rates, and service initiation fees. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B.

         "Telecommunications costs" consist primarily of the cost of metered and fixed telecommunications related costs incurred in providing the Company's services.

         "Direct operating costs" consist primarily of salaries and wages, travel, consulting fees and facility costs associated with maintaining and operating the Company's various revenue generating platforms and telecommunications networks, regulatory fees and non-telecommunications costs directly associated with providing services.

         "Selling and marketing" costs consist primarily of salaries and wages, travel and entertainment, advertising, commissions and facility costs associated with the functions of selling or marketing the Company's services.

         "General and administrative" costs consist primarily of salaries and wages associated with billing, customer service, order processing, executive management and administrative functions that support the Company's operations. Bad debt expense associated with customer accounts is also included in this caption.

         "Research and development" costs consist primarily of salaries and wages, travel, consulting fees and facilities costs associated with developing product enhancements and new product development.

         "Depreciation" and "amortization" includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to ten years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill, customer lists, developed technology and assembled work force. Intangible assets are amortized over periods generally ranging from three to seven years.

         "Restructuring costs" represent severance, exit costs and contractual obligation costs associated with the realignment of workforces and the exit of certain businesses.

         "Asset impairments" represent the adjustment of the carrying value of long-lived assets to current fair value under Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Long-lived assets subject to this fair value assessment were goodwill, customer lists, developed technology and property, plant and equipment.

         "Equity based compensation" relates primarily to restricted stock granted to employees in exchange for options, restricted stock granted to certain officers of PTEK and one of its operating units, and the cancellation of notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants and the taxes related thereto. In addition, it includes the non-cash cost of stock options and restricted stock issued to consultants for services rendered.

         "Net legal settlements and related expenses" represent the costs incurred or management's estimate of costs that will more likely than not be incurred related to various legal contingencies and related matters.

         "Interest expense" includes the interest costs associated with the Company's convertible subordinated notes, term equipment loan and various capital lease obligations.

         "Interest income" includes interest earned on highly liquid investments with a maturity at date of purchase of three months or less.

         "Gain on sale of marketable securities" includes proceeds less commissions in excess of original cost on the sale of marketable securities available for sale. These marketable securities are traded on a national exchange with a readily determinable market price.

         "Asset impairment and obligations - investments" includes the adjustment of the carrying value of non-public investments accounted for under the cost or equity method to current fair value and obligations incurred by the Company as a result of these investments.

         "Amortization of goodwill - equity investments" relates to the amortization of the excess of purchase price over the pro-rata net carrying value of investments accounted for under the equity method of accounting. The equity method of accounting for an investment is used when the Company exerts significant management influence over the investee.

         "Adjusted EBITDA" is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, asset impairments, equity based compensation, and net legal settlements and related expenses. Adjusted EBITDA is management's primary measure of segment profit and loss.

         Adjusted EBITDA is considered a key financial management performance indicator because it excludes the effects of goodwill and intangible amortization and impairments attributable to acquisitions primarily acquired using the Company's common stock, the effects of prior years' cash investing and financing activities that affect current period profitability, the effects of sales of marketable securities, the write down of assets, equity based compensation, restructuring costs and net legal settlements and related expenses. Adjusted EBITDA provides each segment's management team with a consistent measurement tool for evaluating the operating profit of the business before investing activities, taxes and special charges. Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same manner. Adjusted EBITDA is not a standard accounting term as defined by generally accepted accounting principles in the United States ("GAAP").

         The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. See also the section entitled "Critical Accounting Policies." The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

         On January 1, 2001, management responsibility for international conferencing and voice messaging services was transferred from Xpedite to Premiere Conferencing and Voicecom, respectively. Prior to that date, these international revenues were reported in the Xpedite operating segment. Beginning January 1, 2001, these international revenues have been reported in the Premiere Conferencing and Voicecom operating segments. In order to report comparable operating segment financial results, certain financial information for years prior to 2001 has been reclassified in Management's Discussion and Analysis to reflect the pro forma effect of this management change.

SUBSEQUENT EVENTS


         Consistent with the Company's increased focus on extending its market leadership in conferencing and multimedia messaging services for global enterprise customers, in 2001 the Company retained a financial advisor to assist in evaluating strategic alternatives for portions of its business. As a result of that evaluation, the Company decided to pursue the separation of Voicecom from the rest of PTEK. Since that time the Company has explored several possibilities, including a spin-off of Voicecom to the Company's shareholders and a sale of the unit. On March 26, 2002 the Company sold substantially all the assets of its Voicecom business unit to an affiliate of Gores Technology Group for the purchase price of approximately $22.4 million, comprised of cash and the assumption of Voicecom liabilities. In accordance with SFAS No. 144, the transaction will be accounted for as a discontinued operation in the first quarter of 2002. The Voicecom discontinued operations will include the loss from operations through the closing date and the loss on disposal. See Note 23 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

         The following table presents the percentage relationship of certain statements of operations items to total revenues for the Company's consolidated operating results for the periods indicated:

                                                                                            Year Ended December 31,
                                                                                           ------------------------
                                                                                        2001         2000          1999
                                                                                        ----         ----          ----
REVENUES........................................................................        100.0%       100.0%        100.0%
TELECOMMUNICATIONS COSTS........................................................         24.3         26.4          28.3
                                                                                      -------      -------       -------
GROSS PROFIT....................................................................         75.7         73.6          71.7
                                                                                      -------      -------       -------
DIRECT OPERATING COSTS..........................................................         16.9         15.6          15.1
                                                                                      -------      -------       -------
CONTRIBUTION MARGIN.............................................................         58.8         58.0          56.6
                                                                                      -------      -------       -------

OPERATING EXPENSES
    Selling and marketing.......................................................         21.3         21.5          23.5
    General and administrative..................................................         18.7         17.5          18.8
    Research and development....................................................          3.6          3.2           2.6
    Depreciation................................................................          8.4          9.3          15.3
    Amortization................................................................         22.3         23.6          21.6
    Restructuring costs.........................................................          2.5           --           1.7
    Asset impairments...........................................................         31.1          0.2            --
    Equity based compensation...................................................          4.8          0.5           3.1
    Net legal settlements and related expenses..................................          0.6        (0.3)            --
                                                                                      -------     ---------       ------
        Total operating expenses................................................        113.3         75.5          86.6
                                                                                      -------       ------       -------
OPERATING LOSS..................................................................       (54.5)       (17.5)        (30.0)
                                                                                      -------     --------       -------

OTHER (EXPENSE) INCOME
    Interest expense............................................................        (2.9)        (2.7)         (5.6)
    Interest income.............................................................          0.2          0.3           0.2
    Gain on sale of marketable securities.......................................          0.7         13.6          33.2
    Asset impairment - investments..............................................        (7.5)        (3.4)            --
    Amortization of goodwill - equity investments...............................        (0.4)        (1.1)            --
    Other, net..................................................................        (0.4)        (0.1)           2.7
                                                                                      -------         ----      --------

        Total other (expense) income............................................       (10.3)          6.6          30.5
                                                                                      -------     --------      --------
(LOSS) INCOME BEFORE INCOME TAXES...............................................       (64.8)       (10.9)           0.5
INCOME TAX (BENEFIT) PROVISION..................................................        (7.6)          2.6           7.7
                                                                                      -------     --------      --------
NET LOSS........................................................................       (57.2)%      (13.5)%        (7.2)%
                                                                                       =======     =======       =======

         The following table presents certain financial information about the Company's operating segments for the periods presented (amounts in millions), with amortization expense and asset impairments allocated to the appropriate operating segment:

                                                                                             Year Ended December 31,
                                                                                             -----------------------
                                                                                         2001        2000          1999
                                                                                         ----        ----          ----
REVENUES:
    Xpedite.....................................................................        $ 215.7       $230.1       $ 239.2
    Voicecom....................................................................           92.5        119.9         128.5
    Premiere Conferencing.......................................................          115.1         73.4          53.8
    Retail Calling Card Services................................................             --         13.7          37.2
    Eliminations................................................................           (0.4)        (0.2)         (0.3)
                                                                                         -------      -------      --------
    Totals......................................................................         $422.9       $436.9       $ 458.4
                                                                                         ======       ======       =======

OPERATING (LOSS) PROFIT:
    Xpedite.....................................................................        $(146.1)     $ (39.9)      $ (30.4)
    Voicecom....................................................................          (53.6)       (16.5)        (17.4)
    Premiere Conferencing.......................................................           11.4         (0.4)         (3.8)
    Retail Calling Card Services................................................             --         (1.1)        (43.8)
    Corporate...................................................................          (42.4)       (18.3)        (42.4)
    Eliminations................................................................             --         (0.2)         (0.3)
                                                                                        --------     -------       --------
    Totals......................................................................        $(230.7)     $ (76.4)      $(138.1)
                                                                                        ========     ========      ========

ADJUSTED EBITDA:
    Xpedite.....................................................................        $  48.5        $55.4        $ 60.4
    Voicecom....................................................................            3.5         13.9          14.7
    Premiere Conferencing.......................................................           28.6         13.7           9.0
    Retail Calling Card Services................................................             --          1.6          (5.8)
    Corporate...................................................................          (16.8)       (15.7)        (25.6)
    Eliminations................................................................             --         (0.2)         (0.3)
                                                                                        --------     --------      --------
    Totals......................................................................        $   63.8     $  68.7       $  52.4
                                                                                        ========     =======       =======

REVENUES

         Consolidated revenues decreased 3.2% to $422.9 million in 2001 from $436.9 million in 2000, and decreased 4.7% in 2000 from $458.4 million in 1999. Revenues in the Company's operating segments are as follows:

        . Xpedite revenues decreased 6.3% to $215.7 million in 2001 and decreased 3.8% to $230.1 million in 2000. The declines in revenue in 2001 are attributable to a general decline in the second half of 2001 in demand and price compression in the traditional store and forward fax business. These declines have been caused primarily by weakness in the hospitality and financial services industries worldwide along with a general weakness in foreign currencies against the U.S. dollar. In addition, price compression in the legacy store and forward fax business and a slowing in the growth of new products such as MessageREACH and VoiceREACH contributed to the overall decline. Excluding two customer base acquisitions in the first quarter of 2001, revenues would have decreased at a higher rate. The declines in revenue in 2001 materialized in the second half of 2001 and management expects these declines to continue at a lower rate of attrition into the foreseeable future. The revenue declines in 2000 were primarily associated with the foreign currency weakness against the U.S. dollar and severe declines in real-time fax pricing in the Asia/Pacific region due to deregulation of most Asian telecommunications markets.

        . Voicecom revenues decreased 22.9% to $92.5 million in 2001 and decreased 6.7% to $119.9 million in 2000. The declines in revenue in 2001 were due to significant customer losses and loss of access to significant customer distribution channels in major direct selling organizations. Various corporate voice mail customers gave notice of their intention not to renew contracts with Voicecom during the second half of 2001. These corporate customers, such as Abbott Laboratories, Pharmacia Upjohn, TAP Pharmaceuticals, Tricon and Centers for Disease Control, represented in the aggregate approximately 9.4% of Voicecom's reported 2001 revenue. In addition, the contractual right to market to certain major direct selling organizations such as Amway and Primerica Financial Services were not renewed in the same time period. Amway and Primerica Financial Services represent in the aggregate approximately 25.6% of Voicecom's reported 2001 revenue.

              During the second half of 2001, management was able to retain under contract approximately 50% of Amway's distribution channel without the corporate endorsement of Amway and has been able to retain without contract 25% of the distribution channels of Primerica Financial Services. These events have lessened the impact of the potential loss of business for Voicecom as it relates to these distribution channels. In addition, pricing pressure in Voicecom's IVR product offering and weakness in Voicecom's wholesale calling card operations to competitive local exchange carriers have contributed to these declines as well. The declines in 2000 were primarily related to Voicecom's exit of the direct selling channel of voicemail services to small office and home office customers. The exit of this selling channel occurred in the fourth quarter of 1999 and was due to the high cost of customer acquisition, making this channel unprofitable.

        . Premiere Conferencing revenues increased 56.8% to $115.1 million in 2001 and increased 36.4% to $73.4 million in 2000. The increases in 2001 and 2000 are primarily attributable to growth in Premiere Conferencing's automated conferencing service, ReadyConference, which allows unscheduled and unattended conference calls 24 hours a day, 7 days a week, and an expansion of these services into key foreign markets. Management expects overall revenue growth in this operating segment to continue into the foreseeable future, primarily driven by growth in minutes of use. The overall industry trend outlook for audio conferencing is for growth in revenue through minute volume with some decline in average revenue per minute.

        . Retail Calling Card Services revenues decreased 63.2% to $13.7 million in 2000. The decrease in 2000 was primarily due to the sale of the customer base related to this segment in August 2000.

GROSS MARGINS

         Consolidated gross profit margins were 75.7%, 73.6% and 71.7% in 2001, 2000, and 1999, respectively. Gross margins in the Company's operating segments were as follows:

         Xpedite gross profit margins were 74.7%, 70.0%, and 68.3% in 2001, 2000, and 1999, respectively. Gross margins increased in 2001 due to decreases in per minute telecommunications rates for the Xpedite worldwide network, as well as increased sales of its new products, messageREACH and voiceREACH, which carry higher gross margins. Lower telecommunications costs have become the general industry trend over the past several years. Since Xpedite is not contractually bound to a fixed term rate, its telecommunications costs per minute trend with the industry.

         Voicecom gross profit margins were 67.7%, 77.2% and 79.8% in 2001, 2000 and 1999, respectively. Gross margins declined in 2001 primarily due to (1) significant declines in the direct selling organization customer base which resides on Voicecom's fixed cost local access network, and (2) temporary incremental telecommunications costs incurred to consolidate the number of local access network sites. Gross margins declined in 2000 primarily due to increased network costs associated with the development of Orchestrate, increases in lower margin business associated with the post-sale management services agreement related to the retail calling card customer base sale, and revenue declines in the voice messaging small office and home office voice mail selling channel which is operated primarily on a fixed cost local access network. These declines were offset in part by decreases in telecommunications delivery costs.

         Premiere Conferencing gross profit margins were 84.0%, 81.3%, and 78.3% in 2001, 2000, and 1999, respectively. Gross margins increased in 2001 and 2000 primarily due to significant decreases in per minute telecommunications delivery costs. These significant decreases are the result of the general industry price declines seen for long distance delivery. Since Premiere Conferencing is not contractually bound to a fixed term rate, its telecommunications costs per minute trend with the industry.

         Retail Calling Card Services gross profit margins were 61.9% and 56.2% in 2000 and 1999, respectively. Gross margins increased in 2000 due to the negotiation of lower per minute telecommunications rates with the providers of these services. Gross margins increased in 1999 due to (1) the exit from the prepaid calling card business in the third quarter of 1998, which had inherently lower gross margins due to the mix of this business being primarily international, and (2) lower per minute telecommunications rates offered by its telecommunications providers.

DIRECT OPERATING COSTS

         Consolidated direct operating costs as a percent of revenues were 16.9%, 15.6% and 15.1% in 2001, 2000, and 1999 respectively. These increases as a percentage of revenue are due to the growth of the Premiere Conferencing operating segment as an overall percentage of the consolidated business in the last three years. Operating costs at Premiere Conferencing are approximately 29.1% of revenues compared to 20.8% and 8.7% of revenues for Voicecom and Xpedite, respectively. The higher concentration of direct operating costs are associated with the attended live operator portion of the conferencing business. In contrast, Premiere Conferencing enjoys higher gross margins and lower selling, general and administrative support costs compared with the other operating segments of the Company, which can be seen in its higher Adjusted EBITDA margins.

SELLING AND MARKETING

         Consolidated selling and marketing costs as a percent of revenues were 21.3%, 21.5% and 23.5% in 2001, 2000 and 1999, respectively. Overall costs decreased $3.7 million in 2001 primarily due to reductions in nonproductive sales force and commission costs in both the Xpedite and Voicecom operating segments. The declines in both of these operating segments contributed to the overall percentage decline for the Company. The reductions in nonproductive sales force costs were part of the rationalization of the workforce the Company made during 2001. Selling and marketing costs decreased by approximately $14.0 million in 2000 when compared to 1999, with significant decreases at both the Voicecom and Retail Calling Card operating segments ($12.9 million and $10.6 million, respectively). Xpedite and Premiere Conferencing experienced increases of $5.8 million and $4.8 million, respectively, when compared to 1999 levels. At Voicecom, the decrease in direct sales and marketing costs as a percentage of revenues in 2000 is attributable in part to a reduction of 122 employees in the latter half of 1999 that was undertaken as part of the plan to exit the small office and home office voice-mail sales channel. In addition, further sales force reductions were made at Voicecom in 2000 related to a nonproductive sales force. Significant reductions in direct advertising costs associated with an earlier version of Orchestrate also contributed to the decrease at Voicecom. The decrease within the Retail Calling Card operating segment is primarily attributable to the discontinuance of efforts to acquire new customers. The increase at Xpedite is primarily related to the ramp up of sales and marketing efforts relating to this operating segment's new service offerings, while the increase at Premiere Conferencing is principally due to the significant growth in revenue in this operating segment from 1999 to 2000.

GENERAL AND ADMINISTRATIVE

         Consolidated general and administrative costs as a percent of revenues were 18.7%, 17.5% and 18.8% in 2001, 2000 and 1999, respectively. General and administrative costs increased to 18.7% of revenues or $2.5 million in 2001. This increase is primarily due to infrastructure support increases related to the expansion of the Premiere Conferencing operating segment and increased administrative and customer support costs at the Xpedite operating segment. These costs were offset in part by significant administrative support cost reductions at the Voicecom operating segment and the holding company corporate staff as part of the second quarter workforce rationalization. Increases in administrative and technical support costs at the Xpedite operating segment were addressed during the Company's fourth quarter 2001 workforce rationalization and those results will not be seen until 2002. General and administrative costs decreased to 17.5% of revenues or $10.1 million in 2000. The overall decrease in general and administrative costs is related to reduced corporate overhead stemming from the Company's third quarter 1999 restructuring initiative to decentralize certain management functions. Revenue declines in the Xpedite and Voicecom segments partially offset the improvement in general and administrative costs as a percent of revenue.

RESEARCH AND DEVELOPMENT

         Consolidated research and development costs as a percent of revenues were 3.6%, 3.2% and 2.6% in 2001, 2000 and 1999, respectively. From 1999 to
2001, the Company's research and development activities focused on developing new products and services in each of its operating segments. The increases in 2000 were attributable to Xpedite's development of its new service offerings, messageREACH and voiceREACH, Premiere Conferencing's continued development of ReadyConference, ReadyCast and VisionCast, and Voicecom's continued development of Orchestrate.

DEPRECIATION

         Consolidated depreciation costs as a percent of revenues were 8.4%, 9.3% and 15.3% in 2001, 2000 and 1999, respectively. Depreciation costs in the Company's operating segments were as follows:

        . Xpedite depreciation costs were 5.9%, 5.1% and 6.0% of segment revenues in 2001, 2000 and 1999, respectively. The $1.0 million increase in 2001 is primarily related to increased capital expenditures in the latter half of 2000 and first half of 2001 related to MessageREACH and VoiceREACH. In addition, reduced capital expenditure levels in 1998 and 1999 caused the decline in the depreciation in 2000 as the depreciable base of assets was not replenished at the same rate the base was being depreciated.

        . Voicecom depreciation costs were 15.9%, 14.9% and 13.4% of segment revenues in 2001, 2000 and 1999, respectively. This represents a $3.2 million decrease from 2000 to 2001 and a $0.7 million increase from 1999 to 2000. The decline in depreciation in terms of dollars is attributable to the impairment of property, plant and equipment during the fourth quarter of 2001 and significantly reduced levels of capital expenditures in 2001.

              See "Asset impairments" for a further discussion of the nature of these impairments. The overall increase as a percentage of revenue is associated with the severe revenue declines in the operating segment during 2001. The increase in 2000 was primarily associated with increased levels of capital expenditures in late 1999 and early 2000 associated with the development of Orchestrate 2000. The overall increase as a percentage of revenue is associated with revenue declines during 2000.

        . Premiere Conferencing depreciation costs were 6.2%, 8.2% and 7.8% of segment revenues in 2001, 2000 and 1999, respectively. This represents a $1.1 million increase from 2000 to 2001 and a $1.8 million increase from 1999 to 2000. The increase in depreciation in terms of dollars is attributable to increased capital expenditures in 2001 to provide additional capacity to accommodate the growth of the business. The 2001 percentage of revenue decrease is due to the significant revenue growth in 2001.

        . Retail Calling Card depreciation costs were 19.0% and 87.6% of segment revenues in 2000 and 1999, respectively. The decrease in expense as a percent of revenues from 1999 to 2000 is attributable primarily to the shortening of the useful life of telecommunications equipment from five to seven years in the fourth quarter of 1998 to 15 months. The useful life of this equipment was shortened as the equipment was held and used over the period of its remaining estimated life.

        . Corporate depreciation costs were $0.8 million, $2.2 million and $1.6 million in 2001, 2000 and 1999, respectively. The decrease in depreciation from 2000 to 2001 was associated with the normal run out of depreciable assets not replaced. The increase in depreciation from 1999 to 2000 resulted from shortening the useful lives of certain purchased administrative software that was either outsourced or replaced with less expensive alternatives.

AMORTIZATION

         Consolidated amortization was $94.1 million, $103.2 million and $98.9 million in 2001, 2000 and 1999, respectively. Goodwill amortization was $67.4 million, $68.1 million and $68.1 million in 2001, 2000 and 1999, respectively. Other intangibles amortization, which consist primarily of customer lists, developed technology and assembled workforce was $26.7 million, $35.1 million and $30.8 million in 2001, 2000 and 1999, respectively. The decline in goodwill amortization in 2001 is primarily related to the impairment of certain goodwill during the fourth quarter of 2001. With the adoption of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," the Company will no longer record amortization expense associated with goodwill after December 31, 2001, but instead will be subject to a periodic impairment assessment by applying a fair value based test. Other intangibles amortization decreased in 2001 due to customer list impairments associated with both the Voicecom and Xpedite operating segments and developed technology impairments associated with the Voicecom operating segment. See "Asset impairments" below for a further discussion related to these impairments. Management anticipates that amortization associated with other intangibles at December 31, 2001 will be approximately $11.0 million in 2002. The increase in amortization expense during 2000 is associated with the shortening of the estimated useful life of Internet portal rights associated with a co-marketing agreement with WebMD. Management made this assessment in light of the continuing future economic benefit associated with these portal rights.

RESTRUCTURING COSTS

Realignment of Workforce and Facilities - Fourth Quarter 2001


         Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel notified during the fourth quarter of 2001. The plan commitment is expected to reduce annual operating expenses by $7.6 million. The plan eliminated, through involuntary separation, approximately 120 non-sales force employees in both Voicecom and Xpedite and eliminates 143 network equipment sites in the Voicecom operating segment. The overall management plan allows for taking these cost savings and reinvesting them into additional sales force employees in order to stabilize the decline in revenues in both operating segments. Accordingly, the Company accrued restructuring costs of approximately $4.1 million associated with this plan commitment. Cash payments in 2001 associated with this plan were $1.0 million. The Company expects to incur $2.4 million of additional cash payments in 2002 to satisfy this plan obligation. Of the $4.1 million of costs associated with this plan, approximately $0.7 million of non-cash charges were incurred for severance cost obligations paid through immediately vested stock options issued below market price on the date of grant. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

Realignment of Workforce and Facilities - Second Quarter 2001


         During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $13.7 million through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The plan eliminated, through involuntary separation, approximately 168 non-sales force employees and exited duplicative facilities in the Voicecom business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $3.8 million of these cash payments were made by December 31, 2001 and were primarily related to severance and exit cost activities. The remaining $1.2 million of cash payments are associated with contractual obligations not expected to expire until December 31, 2003. Approximately $1.7 million of non-cash charges are related to certain executive management severance costs from employee stock option modifications and forgiveness of employee notes receivable. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.


Exit from Asia Real-Time Fax and Telex Business

         During the fourth quarter of 2000, the Company recorded a charge of $0.6 million for costs associated with Xpedite's decision to exit its legacy real-time fax and telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The $0.6 million charge included contractual and other obligations totaling $0.4 million and severance costs of $0.2 million.

         Contractual and other obligations are mainly cash outlays for rent on office space and telephone lines. Management achieved exiting this office space and telephone lines during the fourth quarter of 2001 which was ahead of original plan of first quarter of 2002. Accordingly, management reversed the remaining obligation reserve of $0.2 million in 2001.

         The severance charge includes cash severance payments made to 67 employees. The Company expects to realize an annual savings of approximately $0.3 million from these terminations. During 2001, the Company paid the remaining severance obligations planned for and does not expect any further payments.

Decentralization of Company

         In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the two EES (Emerging Enterprise Solutions) and CES (Corporate Enterprise Solutions) operating units into three operating business units, a retail calling card business, and a holding company. The $8.2 million charge is comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs.

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

         Lease termination costs are attributable to the abandonment of a facility under the Retail Calling Card Services segment. Lease termination costs are cash outlays. The Company incurred $0.7 million in costs in 1999 in terminating this lease. Other costs were attributable to site clean up and exit team travel costs to exit one facility in the Xpedite segment. The Company incurred $0.1 million of costs that were cash outlays in the fourth quarter of 1999 to close this facility. In the first quarter of 2000, the Company paid $0.1 million in lease termination and exit costs.

         As the decentralization plan of the Company was completed and no further payments are expected by management, the remaining balance of the reserve totaling $0.6 million was reversed in the third quarter of 2000.

Reorganization of Company into EES and CES Business Groups

         In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focused on specific groups of customers. The balance of severance and exit costs at December 31, 2001 and 2000 represents remaining severance reserve for a former executive manager. Cash severance payments in 2001 were $0.5 million. The Company expects to pay the remaining reserve balance of $0.1 million over a four-month period ending April 30, 2002.

ASSET IMPAIRMENTS

         The following table summarizes the asset impairments incurred by operating segment for the years ended December 31, 2001 and 2000 (in thousands):

2001                                   Xpedite      Voicecom    Conferencing   Holding Co.      Total
                                   -----------------------------------------------------------------------
Goodwill...........................   $91,571       $12,584           --              --      $104,155
Other intangibles..................     6,679         3,413           --              --        10,092
Property and equipment, net........       777        14,748          984             785        17,294
                                   -----------------------------------------------------------------------
                                      $99,027       $30,745         $984            $785      $131,541
2000
Property and equipment, net........   $   800            --           --              --      $    800
                                      -------            --           --              --      --------

         During the second half of 2001, business conditions declined significantly in both the Voicecom and Xpedite operating segments. The following is a comparison of revenue and Adjusted EBITDA performance for the first six months of 2001 versus the second six months of 2001 (in thousands).

                                First six months 2001         Second six months 2001                % Change
                               Voicecom      Xpedite         Voicecom       Xpedite          Voicecom     Xpedite
                             ---------------------------- -------------------------------- ---------------------------
Revenue....................     $51,257      $112,552        $41,257        $103,113           -19.5%      -8.4%
Adjusted EBITDA............     $ 2,018      $ 27,512        $ 1,483        $ 20,956           -26.5%     -23.8%

         During the third and fourth quarters of 2001, the Company experienced declines in revenue at its Xpedite and Voicecom operating units. During the fourth quarter of 2001, the Company assessed the outlook of various service offering revenues and evaluated the potential impairment of various assets associated with the operating equipment, goodwill and other intangible assets at Voicecom and Xpedite pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Management reviewed the identifiable undiscounted future cash flows, including the estimated residual value to be generated by the assets to be held and used by the business acquired in Xpedite and Voicecom at their asset grouping level. Based on the results of these assessments, the Company recorded the $131.5 million impairment in the fourth quarter of 2001.

Xpedite impairment - 2001

         In Xpedite, an increasing rate of decline in the traditional store and forward fax business and weakness in the European and Asia Pacific regions of the business began to occur in the latter part of the third quarter and the early part of the fourth quarter. By the latter part of the fourth quarter, the outlook for revenue growth and the ability to sustain margins in the Xpedite operating segment had significantly changed from the outlook earlier in the quarter. The hospitality and financial services industries that comprise a significant portion of the Xpedite business had begun to display greater weakness than expected. Accordingly, management was concerned that a fair value assessment would potentially be lower than the carrying value on the balance sheet. A third party appraisal was performed using a discounted cash flow income approach to valuing the business, using a 15% discount rate. The valuation resulted in an asset impairment related to the Xpedite operating segment of $99.0 million to reflect the carrying value in excess of fair value at December 31, 2001. Of the $99.0 million, property and equipment impairments of $0.7 million at Xpedite related primarily to the abandonment of its Indonesian operations due to declining revenues and profits. Indonesia represented less than 1% of Xpedite's revenues.

Voicecom impairment - 2001

         In Voicecom, the following occurred: (1) lack of a market materializing for the new Orchestrate product offering launched in the third quarter of 2000,
(2) voice mail distribution channels related to direct selling organizations such as Amway and Primerica Financial Services diminished quicker than anticipated, (3) losses of corporate voice mail customers materialized, and (4) new business did not develop. Management had taken two workforce reductions, and aggressively reduced Voicecom's business cost structure. However, the declines in revenue in the early fourth quarter were outpacing cost reductions. Management performed a valuation analysis of the business using the discounted cash flow income approach and compared this to valuations from potential buyers. From these valuations, an impairment of the net carrying value of the Voicecom operating segment was required. Accordingly, during the fourth quarter the Company took an impairment charge of $30.7 million to adjust the balance sheet carrying value of Voicecom to its fair value at December 31, 2001. Property and equipment impairments of $14.7 million at Voicecom related primarily to the abandonment of certain network operating equipment.

Other impairments - 2001

         Additionally, management has recorded asset impairments totaling $1.8 million related to the carrying value of capitalized software associated with certain internal information systems at both Premiere Conferencing and the holding company that have been taken out of service.

Real-time fax impairment - 2000

         With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and Xpedite decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The asset impairments of $0.8 million included the write-down of furniture and fixtures and real-time fax equipment including autodialers, faxpads and computers. The valuation was based on the fair value of the assets as of December 31, 2000. All equipment costs were incurred in conjunction with the closing of the real-time fax operations in Malaysia, Singapore, Hong Kong, Taiwan and Korea.

EQUITY BASED COMPENSATION

         The following summarizes the components of equity based compensation expense for the years ended December 31, 2001, 2000 and 1999 (in thousands, except share data):

2001                                                                                       Shares        Earned       Unearned
                                                                                      -------------------------------------------
Options exchanged for restricted shares..............................................    2,404,561      $ 5,807        $2,120
Restricted shares issued to executive management.....................................    1,402,194        2,483         1,740
Note forgiveness related to restricted shares in former affiliates and related
   Taxes.............................................................................                    11,072
Compensation to management in association with restricted shares in former
   affiliates........................................................................                       497
Options and restricted shares issued for services rendered...........................       15,000          570
                                                                                      -------------------------------------------
                                                                                         3,821,755      $20,429        $3,860
                                                                                      -------------------------------------------
2000
Deferred compensation amortization for restricted shares in former affiliates........                   $ 2,102

1999
Deferred compensation amortization for restricted shares in former affiliates........                   $13,624

Options exchanged for restricted shares

         Due to declines in the Company's share price over the course of the last several years, most of the employee and director option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees' and directors' interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefor vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company's common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption "Unearned restricted share compensation." This value was also determined using the closing price of the Company's common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. Assuming all employees at December 31, 2001 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $1.3 million in 2002, $0.5 million in 2003 and $0.3 million in 2004. A one-year trading restriction applies to all restricted shares between December 28, 2001 and December 28, 2002, with limited exceptions.

         In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company's common stock. See further discussion in "Restricted Stock Exchange Offer" section of Management's Discussion and Analysis below.

Restricted shares issued to executive management

         Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management's performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and are restricted from trading for a one-year period. The remaining restricted shares vest straight line through 2004 and the anticipated equity based compensation expense resulting therefrom will be approximately $0.6 million a year from 2002 through 2004.

Loans and note forgiveness associated with restricted shares in former affiliates and related taxes


         During the second quarter of 1999, the Company made restricted share grants to the CEO and COO and certain other officers of Company owned shares held in certain investments in affiliates made in connection with its PtekVentures activities. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action, the Company recorded a $13.9 million non-cash gain resulting from the write-up to fair market value of these investments and a $13.1 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments. The Company recorded an additional non-cash charge of $1.2 million in 2000 related to the vesting of these grants.


         In 1999 and 2000, the Company loaned $6.3 million with recourse to the current CEO and COO to pay taxes in connection with these restricted share grants. These loans were due on December 31, 2006, accrued interest at 6.20% and were secured by the restricted shares granted. In March 2000, the Company agreed to forgive one-seventh of the principal plus accrued interest on such loans as of December 31, 2000, provided that the executives were employees of the Company on that date. Such amounts were forgiven as of December 31, 2000.

         In 2001, the Company agreed to forgive the recourse tax loans to the CEO and COO, effective as of December 31, 2001, provided that the executives were employees of the Company on that date. The principal and interest forgiven was $5.8 million and the employee tax liability assumed by the Company was $5.3 million. The tax liability was paid primarily in the first quarter of 2002.

Compensation to management in association with restricted shares in former affiliates

         In 2001, the Company approved discretionary bonuses in the aggregate amount of $0.5 million to two executive vice presidents of the Company who were awarded restricted share grants in affiliates during the second quarter of 1999, which shares had lost significant market value since the dates of grant.

Options and restricted shares issued for services rendered

         In 2000 and 2001 the Company issued stock options and restricted shares to consultants for various consulting services performed for the Company.

NET LEGAL SETTLEMENTS AND RELATED EXPENSES

         Net legal settlements and related expenses were $2.3 million, $(1.4) million and $0.0 million in 2001, 2000 and 1999, respectively. See Note 19--"Commitments and Contingencies" to the Consolidated Financial Statements and "Legal Proceedings" under Item 3 of Part I of this report. Legal settlement costs in 2001 were primarily related to $1.6 million of costs incurred that relate to shareholder litigation matters. Net legal settlements in 2000 related primarily to the favorable settlement of a contractual dispute with WorldCom.

INTEREST EXPENSE

         Interest expense was $12.1 million, $11.7 million and $25.5 million in 2001, 2000 and 1999, respectively. Interest expense increased slightly in 2001 due to an additional $5.9 million of capital lease obligations entered into during 2001 to fund equipment purchases for the network consolidation efforts of the Voicecom operating segment and to fund facility improvements to Xpedite's new headquarters. Additionally, Premiere Conferencing entered into a term equipment loan for $6.5 million in late 2001. Interest rates on these new debt obligations range from 6% to 7.7%. Interest expense decreased in 2000 versus 1999 primarily due to PTEK utilizing proceeds from the sale of a portion of its holdings in WebMD to pay off obligations under a credit facility totaling approximately $142.8 million. This credit facility was terminated at the time of the pay off.

INTEREST INCOME

         Interest income was $0.8 million, $1.1 million and $0.7 million in 2001, 2000 and 1999, respectively. Interest income remained primarily flat over the course of the last three years with minor fluctuations due to average outstanding balances of cash and cash equivalents and interest rate fluctuations.

ASSET IMPAIRMENT AND OBLIGATIONS - INVESTMENTS

         The Company, through its PtekVentures investment arm, made investments in various companies engaged in emerging technologies related to the Internet. These investments were classified as either cost or equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." The Company has continually evaluated the carrying value of its ownership interests in non-public investments in the PtekVentures portfolio for possible impairment that is "other than temporary" based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considered include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an "other than temporary" decline in the carrying value of the investment has occurred. Many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During 2001, market conditions declined for the non-public companies in the PtekVentures portfolio, with certain of these companies filing for bankruptcy and subsequently being liquidated. The remaining portfolio companies' financial performance and updated financial forecasts for the near term led management to the conclusion that there was an "other than temporary" decline in the carrying value of these companies. Accordingly, the Company decided to exit the venture business and cease future funding in its portfolio companies. As a result, the Company recorded an impairment charge of approximately $29.2 million during the second quarter of 2001 for the remaining carrying value of its non-public company investment portfolio. During 2000, the Company made similar evaluations of the portfolio companies and recorded approximately $15.0 million in impairments.

         During the fourth quarter of 2001, one of the portfolio companies that was previously impaired defaulted on its credit facility and lease obligation. The Company had provided a stand by letter of credit on this credit facility and is a guarantor of the lease obligation. Accordingly, an obligation expense for these guarantees in the entire amount of $2.5 million has been recorded. During the first quarter of 2002, the Company paid its commitment on the standby letter of credit in the amount of $0.5 million.

         Additionally, during the fourth quarter of 2001, the Company sold a significant portion of its interest in PtekVentures for proceeds and a gain of $0.2 million, primarily in the form of two notes that accrue interest at 5.05% annually and are due in full on December 31, 2011. A third party appraisal was performed to value the portfolio companies owned by PtekVentures. The purchaser is primarily owned by two former executives of PtekVentures. The Company has received an income tax refund of approximately $9.2 million from the capital loss carryback associated with the sale of this interest. This receivable is recorded as "Federal income tax receivable" on the Consolidated Balance Sheets.

AMORTIZATION OF GOODWILL EQUITY INVESTMENTS

         During the first quarter of 2001 and the latter half of 2000, the Company amortized goodwill created by investments that were accounted for under the equity method of accounting. The amount by which the Company's investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period. Amortization related to equity investments totaled $1.6 million and $4.9 million in 2001 and 2000, respectively, and is included in the Consolidated Statements of Operations as "Amortization of goodwill-equity investments." The decline in amortization in 2001 is the result of full impairments to these investments during the second quarter of 2001.

ADJUSTED EBITDA

         Consolidated Adjusted EBITDA was $63.8 million or 15.1% of revenues in 2001, $68.7 million or 15.7% of revenues in 2000, and $52.4 million or 11.4% of revenues in 1999.

        . Xpedite Adjusted EBITDA was $48.5 or 22.5% of segment revenues, $55.4 million or 24.1% of segment revenues, and $60.4 million or 25.3% of segment revenues in 2001, 2000, and 1999, respectively. The decrease in Adjusted EBITDA in 2001 was primarily related to a general revenue decline in the second half of 2001 due to a decline in demand and price related to the traditional store and forward fax service offerings as discussed above in the Revenues section. These declines were offset in part by reduced telecommunications costs per unit and a rationalization in the workforce as it related to non-sales force headcount. The continued weakness in revenues in the second half of the year has reduced Adjusted EBITDA yields below that of the full year Adjusted EBITDA yield, and management anticipates that revenues will continue to decline in the first half of 2002; however, management expects Adjusted EBITDA yields to stabilize. The decrease in Adjusted EBITDA from 1999 to 2000 was primarily due to the strength of the U.S. dollar relative to other global currencies, increased pricing pressure related to Xpedite's store and forward fax services, and increased investment in sales and marketing efforts associated with the launch of new service offerings. Additionally, pricing for Xpedite's real-time fax service offering in the Asia/Pacific region deteriorated dramatically in 2000 compared to 1999, contributing to the Adjusted EBITDA decline.


        . Voicecom Adjusted EBITDA was $3.5 million or 3.8% of segment revenues, $13.9 million or 11.6% of segment revenues and $14.7 million or 11.4% of segment revenues in 2001, 2000 and 1999, respectively. From 2000 to 2001, Adjusted EBITDA declined by $10.4 million primarily due to a decline in revenues in the second half of 2001. Due to a significant portion of the Voicecom network being fixed cost in nature, management took action twice during 2001 to rationalize the workforce and also took action to reduce fixed facility and network costs. However, quarterly Adjusted EBITDA yields declined to nearly break even by the fourth quarter of 2001 despite management's efforts to reduce costs as revenue continued to decline. From 1999 to 2000, Adjusted EBITDA margin remained flat as a percentage of revenue primarily due to personnel cost reductions in the sales force during late 1999 and 2000 as part of restructuring activities taken in the fourth quarter of 1999. Also contributing were declines in direct advertising costs associated with Orchestrate and improved telecommunication costs per unit.


        . Premiere Conferencing Adjusted EBITDA was $28.6 million or 24.8% of segment revenues, $13.7 million or 18.7% of segment revenues and $9.0 million or 16.7% of segment revenues in 2001, 2000 and 1999, respectively. The increase in Adjusted EBITDA in 2001 and 2000 was primarily driven by growth in
              automated  conferencing  services, ReadyConference,   which  carry
              higher  margins  than  fully   attended   conferencing services,
              and continued decreases in telecommunications costs per unit. Management expects continued growth in revenue and Adjusted EBITDA; however, Adjusted EBITDA yields are expected to remain flat due to industry price pressure which will reduce average revenue per minute, as well as additional cost associated with international expansion.

        . Retail Calling Card Adjusted EBITDA was $1.6 million or 11.7% of segment revenues and $(5.8) million or (15.6)% of revenues in 2000
              and 1999, respectively.   The increase in Adjusted EBITDA is
              attributable to (1) the exiting of unprofitable prepaid calling card programs, (2) management's decision to discontinue its unprofitable direct response advertising in in-flight magazines for its Premiere Worldlink calling card and (3) management's decision in 1999 to discontinue unprofitable direct response advertising of its Premiere Worldlink calling card program with its co- branding partners. In the third quarter of 1999, management decided not to actively seek to acquire any new customers in this segment because it determined that the cost of acquiring such customers outweighed the revenues that these customers could generate for the Company.

              PTEK sold the revenue base associated with this operating segment effective August 1, 2000.

        .     Corporate  Adjusted  EBITDA was $(16.8)  million,  $(15.7)
              million  and $(25.6)  million or (4.0)%,  (3.6)%  and  (5.6)%  of
              consolidated   revenues  in  2001,  2000  and  1999, respectively.
              Costs associated with this segment are personnel, professional, legal and travel costs associated with managing the holding company, managing PtekVentures' investment portfolio and exploring strategic initiatives. Costs remained relatively flat from 2000 to 2001 despite reductions in headcount at Corporate primarily due to additional professional costs incurred primarily associated with weighing strategic options for Voicecom, the restricted stock exchange and international tax planning efforts. Costs declined $8.9 million from 1999 to 2000 as a result of the headcount reductions associated with the fourth quarter 1999 decentralization plan executed on by management. This plan was an initiative to reduce redundant corporate costs associated with functions that each operating segment could perform at a lower cost. See discussion in the "Restructuring costs" section of Management's Discussion and Analysis.

EFFECTIVE INCOME TAX RATE

         In 2001, 2000 and 1999, the Company's effective income tax rate varied from the statutory rate, primarily as a result of nondeductible goodwill amortization and asset impairments associated with the Company's acquisitions in 1997 through 1999, which have been accounted for under the purchase method of accounting. See Note 20--"Income Taxes" to the Notes to Consolidated Financial Statements for additional information.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had $48.0 million of cash and cash equivalents compared to $23.0 million at December 31, 2000. Cash balances residing outside of the United States at December 31, 2001 was $14.5 million compared to $16.5 million at December 31, 2000. Net working capital at December 31, 2001 was $13.1 million compared to $15.9 million at December 31, 2000. The primary reason for this decline is an increase in the current portion of long term debt related to capital lease obligations of approximately $5.9 million entered into during 2001 primarily for network equipment financing at Voicecom and a $6.5 million equipment term loan used primarily for network equipment financing at Premiere Conferencing.

CASH PROVIDED BY OPERATING ACTIVITIES

         Consolidated operating cash flows were $60.9 million, $17.9 million and $9.9 million in 2001, 2000 and 1999, respectively. Excluding payments for restructuring cost obligations and legal settlements, operating cash flows would have been $68.0 million, $10.5 million and $18.9 million in 2001, 2000 and 1999, respectively.

         Increased operating cash flows of $57.5 million, as adjusted for payments for restructuring costs and payments for or proceeds from net legal settlements, from 2000 to 2001 are related to a net change in federal income taxes paid of $16.4 million, $15.8 million associated with greater trade receivable collection effectiveness and $30.5 million associated with more effective management of vendor payables. During 2001, management focused on reducing days sales outstanding by restructuring the collections function of the Company to make it more effective and resulted in improved cash flows from trade receivables. Additionally, management focused effort on timing the payment of vendor payables more closely with the timing of customer receipts to bring both days sales outstanding and days expenses in payables closer together. During 2001, gains from marketable securities were significantly less and therefore the associated taxes declined. In addition, the Company received a $5.0 million tax refund from its 2000 federal income tax filing. Decreased operating cash flows of $8.4 million, as adjusted for payments for restructuring costs and payments for or proceeds from net legal settlements, from 1999 to 2000 were primarily attributable to $1.4 million of increased trade receivables due to timing of collections, $17.1 million of federal income tax payments associated with gains on sales of marketable securities, offset in part by improved Adjusted EBITDA performance related to cost reduction initiatives that took place in late 1999 and early 2000 associated with the decentralization strategy of the Company.

CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES

         Consolidated investing activities (used) provided cash of approximately $(35.4) million, $(6.5) million and $107.2 million in 2001, 2000 and 1999, respectively. The increase in cash used in investing activities of $(28.9) million from 2000 to 2001 is related to decreased proceeds from the sale of marketable securities of $(57.9) million, reduced capital expenditures of $6.6 million, reduced investments in PtekVentures' portfolio companies of $30.0 million and increased acquisitions of business assets of $(3.2) million. At December 31, 1999, the Company had $86.6 million of marketable securities, available for sale primarily in shares of WebMD and S-1 Corporation. At
December 31, 2000, sales of the investments had reduced the amount available for sale to $6.7 million. At December 31, 2001, the Company had $1.5 million of WebMD shares available for sale. The proceeds from these sales were used primarily to fund PtekVentures' investments, certain capital needs of the operating segments and to buy back stock of the Company. Reduced investments in PtekVentures' portfolio companies was attributable to the overall market value decline in Internet based businesses in 2001 which triggered management's decision to exit this business. Reduced capital expenditures are primarily related to reduced capital spending primarily at the Voicecom operating segment, offset in part by increased capital spending at Premiere Conferencing. The reduced capital spending at Voicecom was attributable to substantial declines in revenue during the second half of the year that contributed to substantial declines in operating cash flows. The decrease in cash flows from investing activities of $(113.7) million from 1999 to 2000 was primarily related to $154.4 million of proceeds from the initial sale of WebMD shares the Company held during the fourth quarter of 1999. These proceeds were used for the repayment and termination of its revolving loan facility with the Bank of New York on December 15, 1999.


Cash used in financing activities


         Consolidated financing activities used cash of approximately $(0.3) million, $(2.4) million and $(120.9) million in 2001, 2000 and 1999, respectively. The Company's financing activities in 2001 included principal payments under borrowing arrangements of $(3.0) million, proceeds from borrowing arrangements of $6.5 million, shares of the Company repurchased of $(3.1) million and issuance of shareholder notes of $(0.8) million. Principal payments under borrowing arrangement were primarily attributable to capital lease obligations at Voicecom and Xpedite and an equipment term loan at Premiere Conferencing. Proceeds from borrowing arrangements of $6.5 million are associated with an equipment term loan at Premiere Conferencing. Additional capital lease obligations and term loans obligations entered into during 2001 were approximately $12.4 million and are discussed in the "Commitment and Contingencies" section of this discussion and analysis. The primary purpose of these obligations were to fund the network consolidation of Voicecom, buildout of Xpedite's new corporate headquarters and to provide capital for growth at the Premiere Conferencing operating segment. The Company has acquired approximately
1.1 million shares of its stock under the stock repurchase program in 2001. The shareholder notes receivable issued during 2001 were for prior year taxes on Company stock option exercises by the CEO. The Company's financing activities in 2000 included $3.3 million from the Company's purchase of approximately 1.2 million shares of its stock under a stock repurchase program, issuance of a note to the CEO for $2.8 million to pay for taxes on Company stock option exercises and reduction of $3.2 million of debt. The debt payments included $1.2 million in foreign loans at Xpedite, $1.8 million in notes payable assumed by the Company in connection with the Voice-Tel and VoiceCom Systems acquisitions and $0.2 million in debt at Premiere Conferencing. Offsetting the cash used in financing activities were proceeds from stock options totaling $6.9 million. The Company's principal financing activity in 1999 was the repayment and termination of its revolving loan facility on December 15, 1999. This loan facility was paid off with proceeds from the sale of 3.5 million shares of its investment in WebMD. The proceeds from this sale were approximately $154.4 million.

Commitments and contingencies


         At December 31, 2001, the Company had the following contractual obligations. The Company is primarily obligated under capital leases for networking equipment, operating leases for network facilities and operating segment headquarters, convertible subordinated notes due on July 1, 2004, semiannual interest payments on the convertible subordinated notes, WebMD co-marketing agreement installment payment, stand by letter of credit associated with its investment in Webforia, lease guaranty in association with its investment in Webforia and telecommunications contractual minimum purchase agreements. The following table displays contractual obligations as of December 31, 2001 (in thousands):

                                                                             Payments due by period
                                                       --------------------------------------------------------------------
                                                                            Years ended December 31,
                                                       --------------------------------------------------------------------
                                               Total
                                              amounts                                                             There-
          Contractual obligation             committed     2002       2003         2004       2005       2006     after
          ----------------------           --------------------------------------------------------------------------------
Capital lease obligations................    $  9,192   $ 4,211    $ 3,591       $1,390
Operating leases.........................      72,154    12,966     10,873        9,023    $ 8,247    $ 7,102    $23,943
Convertible subordinated notes...........     172,500                           172,500
Annual interest on convertible
    subordinated notes...................      24,797     9,919      9,919        4,959
Restructuring Costs......................       3,728     3,728
United Missouri Bank equipment term
    loan.................................       6,553     2,808      2,808          937
Webforia obligations.....................       2,500     2,500

WebMD co-marketing agreement.............       1,000     1,000
Telecommunications supply agreements.....      21,700     1,500      8,000        6,500          -      5,700          -
Notes payable............................         207       207
                                           --------------------------------------------------------------------------------
                                             $314,331   $38,839    $35,191     $195,309    $ 8,247    $12,802    $23,943
                                           ================================================================================

Capital Resources

         On September 30, 2001, the Company entered into a term equipment loan with United Missouri Bank. The loan proceeds of $6.5 million were used for equipment purchases associated with the Premiere Conferencing operating segment. The term of the loan is thirty months and the interest rate is the prime rate of United Missouri Bank. At December 31, 2001, that rate was 6.0%. The loan is collateralized by certain fixed assets of the Company. The loan agreement contains certain covenants that are usual and customary. At December 31, 2001, the Company was in compliance with all covenants. At December 31, 2001, amounts outstanding on this term loan were $6.1 million.


         During 2001, the Company entered into five capital lease obligations in the aggregate amount of $5.9 million. The interest rates implied in these capital leases are both fixed and variable in nature and on average yield approximately 7.7% interest. The leases were to fund the network equipment used in consolidating and upgrading Voicecom's voice messaging network and for headquarter expansion at Xpedite. The terms of these capital leases range from 36 to 60 months. During 2000, the Company entered into a capital lease for $2.5 million with a term of 39 months and an implied rate of interest of 10.8%. This capital lease was used to fund network equipment in Voicecom's voice messaging network in anticipation of a network upgrade in 2001 and consolidation of this network over 2001 through 2002. Five of the leases were transferred with the sale of the Voicecom business unit. See Subsequent Events section of Management's Discussion and Analysis above.


         On September 29, 2000, the Company entered into a credit agreement (the "Agreement") for a one-year revolving credit facility with ABN AMRO Bank N.V. (the "Bank" or "Agent"). The Agreement provides for borrowings of up to $20.0 million, and is subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, subject to extension. The Company extended the agreement at September 30, 2001 for 364 days. The agreement was amended to provide for borrowings up to $13.5 million and is subject to certain covenants that are usual and customary for credit agreements of this nature. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the

Agreement is, at the Company's option, (i) the Agent's Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. At December 31, 2001, no amounts were outstanding under the Agreement. The Company terminated the Agreement on March 26, 2002 in connection with the sale of its Voicecom business unit.


         In July 1997, the Company issued convertible subordinated notes ("Convertible Notes") of $172.5 million that mature on July 1, 2004 and bear interest at 5-3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The annual interest commitment associated with these notes is $9.9 million and is paid semiannually on July 1 and January 1 of each year.

Liquidity

         As of December 31, 2001, the Company had $48.0 million of cash and cash equivalents, $1.5 million of marketable securities, available for sale and availability on its line of credit with ABN AMRO of $13.5 million. The Company generated positive operating cash flows from each of its operating segments for the year ended December 31, 2001. Each operating segment reported positive Adjusted EBITDA for the year ended December 31, 2001. With the exception of the Voicecom operating segment, each operating unit had sufficient cash flows from operations to fund capital expenditure requirements and to service existing debt obligations of the Company. During the fourth quarter of 2001, the Voicecom operating segment had substantial revenue and Adjusted EBITDA declines. The Company sold the Voicecom operating segment on March 26, 2002. See "Subsequent Events" in Management's Discussion and Analysis above for further information regarding this sale. Management believes growth in operating cash flows of the Conferencing operating segment into the foreseeable future will be adequate to offset declines in operating cash flows from the Xpedite operating segment. Management believes that the Company will generate adequate operating cash flows for capital expenditure needs and contractual commitments for at least the next 12 months.


RESTRICTED STOCK EXCHANGE OFFER

         On November 29, 2001, the Company filed with the Securities and Exchange Commission ("SEC") a Tender Offer Statement on Schedule TO relating to an offer by the Company to purchase from its employees and directors (and one former employee who was serving as a consultant to the Company) certain outstanding stock options having an exercise price of more than $3 per share in exchange for restricted shares of the Company's common stock at an exchange ratio of one share of restricted stock for each 2.5 options surrendered (the "Offer to Purchase"). A third party consultant was used in determining the exchange ratio. On December 28, 2001, the Offer to Purchase was completed, and the Company accepted for purchase options exercisable for approximately 6.0 million shares of common stock, and issued approximately 2.4 million shares of restricted stock in exchange for the options tendered. The restricted stock generally is subject to the same vesting schedule as the tendered options, and is subject to a 12-month blackout period during which time the restricted stock may not be sold except to pay withholding taxes or in the case of financial hardship.

         In accordance with FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25," the Company recorded approximately $2.1 million as unearned compensation for the intrinsic value of the restricted stock on the effective date of the Offer to Purchase, calculated using the closing price of the Company's common stock on December 28, 2001. The unearned compensation will be amortized to "Equity based compensation" expense over the vesting period of the restricted stock.

         In addition, approximately 890,000 options that were eligible to be exchanged for restricted stock pursuant to the Offer to Purchase were not tendered. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company's common stock.

RELATED PARTY TRANSACTIONS

         The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company.

Notes receivable - shareholder

         The Company has advanced loans to the CEO of the Company and a limited partnership in which he has an indirect interest. These loans were made pursuant to the CEO's employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable Federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans are recorded in the equity section of the balance sheet under the caption "Notes receivable, shareholder". At December 31, 2001, the aggregate amount of these loans was $4.6 million.

Use of airplane

         During 2001, 2000 and 1999, the Company leased the use of an airplane from a limited liability company that is owned 99% by the Company's CEO and 1% by the Company. In connection with this lease arrangement, the Company has incurred costs of $2.2 million, $1.8 million and $1.1 million in 2001, 2000 and 1999, respectively, to pay the expenses of maintaining and operating the airplane.

Loans associated with restricted shares in former affiliates

         During the second quarter of 1999, the Company awarded restricted share grants to the CEO, COO and certain other officers of Company owned shares held in certain investments in affiliates. For a full discussion of these loans see "Loans and note forgiveness associated with restricted shares in former affiliates and related taxes" under Equity Based Compensation in Management's Analysis and Discussion above.

Strategic co-marketing arrangement


         The Company has a strategic co-marketing arrangement with WebMD, a former affiliate. The terms of the agreement provide for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase the Company's products. The Company in turn is obligated to purchase portal rights from WebMD for $4 million over four years to assist in marketing its products. Under this agreement, which expires on February 17, 2003, the Company recognized revenue of approximately $2.5 million, $2.5 million and $2.1 million in 2001, 2000 and 1999, respectively. WebMD also subleased floor space in the Company's headquarters for approximately $0.7 million in each of the three years ended December 31, 2001, 2000 and 1999.


CRITICAL ACCOUNTING POLICIES

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" are based upon the Company's consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, investments, restructuring costs and legal contingencies.

         Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. There can be no assurance that actual results will not differ from those estimates.

         The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Consolidated Financial Statements.

         Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees, usage fees generally based on per minute or transaction rates, and service initiation fees. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB No. 101A and 101B.

         Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

         Allowance for uncollectible accounts receivable. Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in the Company's customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $58.6 million, net of allowance for uncollectible accounts receivable of $8.3 million, as of December 31, 2001.

         If the financial condition of the Company's customers were to deteriorate, resulting in an impairment to their ability to make payments, additional allowances may be required.

         Goodwill and other intangible assets. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

         -     Significant decrease in the market value of an asset;
         - Significant changes in the manner of use of the acquired assets or the strategy for the overall business;
         - Significant adverse change in legal factors or negative industry or economic trends;
         - Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset;
         - Significant decline in the Company's stock price for a sustained period; and
         -     Our market capitalization relative to net book value.

         When the Company determines that the carrying value of long-lived assets, intangibles and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying value of such assets. The impairment loss, if applicable, is then calculated based on the fair value or sum of the discounted cash flows compared to the carrying value. The discounted cash flow method uses a discount rate determined by management to be commensurate with the risk inherent in the Company's current business model. See the "Asset impairments" section of "Management's Discussion and Analysis" above for a discussion of impairments recorded during 2001. Net intangible assets, long-lived assets and goodwill amounted to $144.9 million as of December 31, 2001.

         In 2002, Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," became effective and as a result, the Company will cease to amortize approximately $123.1 million of goodwill. The Company recorded approximately $67.4 million of goodwill amortization during 2001. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 will continue to be amortized in accordance with the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This pronouncement became effective in 2002. This amortization is based on the estimated useful lives of the underlying business or underlying assets.

         Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income taxes. As part of the process of preparing the Company's consolidated financial statements the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

         Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2001 was $20.7 million, net of a valuation allowance of $28.2 million. The Company has recorded the valuation allowance due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.

         In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact the Company's financial condition and results of operations.

         The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes the Company has appropriately accrued for tax exposures. It the Company is required to pay an amount exceeding its provisions, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax provisions which could materially impact its financial condition and results of operations.

         Investments. The Company has historically made investments in various companies that are engaged in emerging technologies related to the Internet. Either the cost or equity method is used to account for these investments in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." In addition, the Company has investments in equity securities of companies with readily determinable fair values accounted for in accordance with FASB SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and re-evaluation of such designation as of each balance sheet date.

         The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. See the "Asset impairments and obligations - investments" section of Management's Discussion and Analysis" above for a discussion of investment impairments recorded during 2001 and 2000. Total investments, in the form of marketable securities available for sale, as of December 31, 2001 were $1.5 million.

         Future adverse changes in market conditions could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

         Restructuring costs. The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs. The restructuring accruals related to contractual lease obligations could be materially affected by factors such as the Company's ability to secure sublessees, the creditworthiness of sublessees and the success at negotiating early termination agreements with lessors.

         In the event that actual results differ from these estimates, the Company may need to establish additional restructuring accruals or reverse accrual amounts accordingly.

         Legal contingencies. The Company is currently involved in certain legal proceedings as disclosed in Item 3, "Legal Proceedings," of this report. Management has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

         The Company does not believe these proceedings will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

         The above listing is not intended to be a comprehensive list of all of the Company's estimates and judgments or accounting policies. In may cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long-lived assets, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." It addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company's results of operations due to the cessation of goodwill amortization on January 1, 2002. The balance of goodwill is $123.1 million as of December 31, 2001. Management anticipates that amortization associated with other intangibles at December 31, 2001 for 2002 will be approximately, $11.0 million. The Company will be required to adopt SFAS No. 142 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations." It requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. This statement will be effective for any business combinations that the Company may enter into in the future.

                     FACTORS AFFECTING FUTURE PERFORMANCE

YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES WE DESCRIBE BELOW BEFORE INVESTING IN PTEK. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT COULD DEVELOP. OTHER RISKS AND UNCERTAINTIES THAT WE HAVE NOT PREDICTED OR EVALUATED COULD ALSO AFFECT OUR COMPANY. IF ANY OF THE FOLLOWING RISKS OCCUR, OUR BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE MATERIALLY AFFECTED, AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, RESULTING IN THE LOSS OF ALL OR PART OF YOUR INVESTMENT.

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

The development of alternatives to our products and services may cause us to lose customers and market share and may hinder our ability to maintain or grow our revenue.

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

                         RISKS RELATED TO OUR COMPANY

Our future success depends on market acceptance of our new products and services, which includes messageREACH and ReadyConference.

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

Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on the market acceptance of our Web-enabled products and services.

         The concern regarding the security of confidential information transmitted over the Internet may prevent many potential customers from using Internet related products and services. If our Web-enabled services, such as messageREACH, do not include sufficient security features, our Web-enabled products and services may not gain market acceptance, or there may be additional legal exposure. Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruption in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments in efforts to protect against and remedy these types of security breaches. Additionally, as electronic commerce becomes more widespread, our customers will become more concerned about security. If we are unable to adequately address these concerns, we may be unable to sell our Web-enabled products and services.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

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

        .     the financial performance of our strategic partners;

        .     changes in operating expenses;

        .     the reliability and performance of our products and services;

        .     the timing of new product and service announcements;

        . market acceptance of new and enhanced versions of our products and services;

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

One of our customers accounts for a significant amount of revenue and any loss of business from that customer may hurt our financial performance and cause our stock price to decline.

         We have historically relied on sales through a particular Conferencing customer for a significant portion of our revenue. Sales to that customer accounted for approximately 8% of consolidated revenue (29% of Conferencing revenue) in 2001, 4% of consolidated revenue (21% of Conferencing revenue) in 2000, and 3% of consolidated revenue (22% of Conferencing revenue) in 1999. Conferencing's relationship with that customer may not continue at historical levels, and there is no long-term price protection for services provided to that customer. A loss in revenue from that customer or diminution in the relationship with that customer, or a decrease in average sales price without an offsetting increase in volume, could hurt our financial performance and cause our stock price to decline.


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

         We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in locations throughout the world. The delivery of our products and services is dependent, in part, upon our ability to protect the equipment and data at our facilities with telecommunications equipment that routes telephone calls against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time and we may experience downtime in the future. These types of service interruptions could result in the loss of significant customers, which could cause us to lose revenue. We take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded backup hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. We also maintain business interruption insurance providing for aggregate coverage of approximately $115 million per policy year. However, we may not be able to maintain this insurance in the future, it may not continue to be available at reasonable prices, and it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

If we fail to predict growth in our network usage and add needed capacity, then the quality of our service offerings may suffer.

         As network usage grows, we will need to add capacity to our hardware and software, and our facilities with telecommunications equipment that route telephone calls. This means that we continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers.

Our inability to efficiently utilize or renogotiate minimum purchase requirements in our telecommunications supply agreements could decrease our profitability.

         Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from telecommunicatons service providers. Contracts with two of our telecommunications service providers contain minimum purchase requirements through 2006. The total amount of the minimum purchase requirements in 2001 was approximately $7.0 million, of which we incurred metered telecommunications costs in excess of these minimums. It is possible that other suppliers may provide similar services at lower prices and we may not be able to renegotiate our current supply agreements to achieve comparable lower rates. Further, we can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under these agreements. If we are unable to obtain telecommunications services on favorable terms, or if we are required to purchase more services than we are able to utilize in running our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Software failures or errors may result in failure of our platforms and/or networks, which could result in increased costs and lead to interruptions in our services and losses of significant customers and revenue.

         The software that we have developed and utilized in providing our products and services may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or product equipment, errors may be found in the software after the software goes into use. Any of these errors may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of customers to use our networks or the cancellation of services by significant customers. We maintain technology errors and omissions insurance coverage of $50.0 million per policy aggregate. However, we may not be able to maintain this insurance or it may not continue to be available at reasonable prices. Even if we maintain this insurance, it may not be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.

Interruption in long distance telecommunications services could result in service interruptions and a loss of significant customers and revenue.

         Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunication services on favorable terms from long distance carriers. We do not own a transmission network. As a result, we depend on WorldCom, AT&T and other long distance carriers for transmission of our customers' long distance calls. These long distance telecommunications services generally are procured under supply agreements with multiyear terms, some of which are subject to various early termination penalties and minimum purchase requirements. We have not experienced significant losses in the past due to interruptions of long-distance service, but we might experience these types of losses in the future.

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

Our debt could harm our liquidity and ability to obtain additional financing, and could make us more vulnerable to economic downturns and competitive pressures. To service our debt, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

         In 1997, we incurred $172.5 million in indebtedness by issuing convertible notes to the public. We have significant interest payment obligations as a result of the convertible notes, and the convertible notes will mature on July 1, 2004, at which time the full amount of the principal will be due. In addition to the convertible notes, at December 31, 2001 the Company had $6.3 million outstanding under its various credit facilities.

         Our debt could inhibit our ability to obtain additional financing for working capital, capital expenditures, interest payments, acquisitions or other purposes and could make us more vulnerable to economic downturns and competitive pressures. Our debt could also harm our liquidity, because a substantial portion of available cash from operations may have to be applied to meet debt service requirements. In the event of a cash shortfall, we could be forced to reduce other expenditures and forego potential acquisitions and investments to be able to meet these debt repayment requirements.

         The Company's ability to make payments on and to refinance its indebtedness and other liquidity needs will depend on its ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the Company's control.

         Based upon current levels of operations and continued cost saving measures, the Company believes that cash flow from operations and other sources of liquidity will be adequate to meet the Company's anticipated requirements for working capital, capital expenditures, interest payments, acquisitions and other purposes for at least the next 12 months. There can be no assurance, however, that the Company's business will continue to generate cash flows from operations at or above current levels or that anticipated cost savings will be realized.

         Management cannot assure that the Company will generate sufficient cash flow from operations to enable it to repay its indebtedness or to fund its other liquidity needs. If the Company cannot generate sufficient cash flow from operations in the future, the Company may need to refinance all or a portion of its indebtedness on or before maturity. Management will likely seek strategic alternatives or a refinancing arrangement to address the maturity of the convertible notes on July 1, 2004. Management cannot assure, however, that the Company will be able to timely refinance any of its indebtedness, including the convertible notes, on commercially reasonable terms or at all.

Future write-downs of goodwill or other intangible assets could cause our financial performance to suffer in future periods.

         We adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective January 1, 2002. With the adoption of SFAS No. 142, we will cease to amortize approximately $123.1 million of goodwill. In lieu of amortization, we are required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. These reviews could result in impairment write-downs to goodwill and/or other intangible assets. At December 31, 2001, the Company had $21.9 million of other intangible assets reflected on our financial statements for which amortization will continue.

We could be required to make payments in the future in connection with the sale of our Voicecom business unit.

         In connection with the sale of our Voicecom business unit, we agreed to retain certain liabilities relating to our operation of the unit, including liabilities for certain taxes, contingent liabilities (including litigation claims), and unknown liabilities (the "Excluded Liabilities"). As a result, we could be required to make payments in the future related to the Excluded Liabilities. In addition, the buyer assumed or subleased substantially all of the real estate utilized by the Voicecom business unit. The buyer also committed to buy certain telecommunications and other services and to manage and utilize certain regulated and other assets held by our Voicecom business unit. These obligations and liabilities payable to or on Voicecom's behalf (the "Voicecom Liabilities") represent aggregate commitments over their term, to the extent quantifiable, of approximately $13.2 million. There will be additional amounts payable based on usage (such as telecommunications services) that we cannot currently quantify. An affiliate of the buyer guaranteed the timely payment of a substantial portion of the Voicecom Liabilities. Of the Voicecom Liabilities, approximately $6.3 million of the underlying obligations are guaranteed by us. Accordingly, in the event the buyer or buyer's affiliate fails to make payments as required, we could be required to make significant payments in the future.

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

         We have received letters from Ronald A. Katz Technology Licensing, L.P. ("Katz"), Aerotel Limited/Aerotel USA, Inc. and Nortel Networks, Inc., informing us of the existence of their respective patents or patent portfolios and the potential applicability of those patents on our products and services. We are currently considering each of these matters. Due to the inherent uncertainties of litigation, however, we are unable to predict the outcome of any potential litigation, and any adverse outcome could have a material effect on our business, financial condition and results of operations. Even if we were to prevail in this type of challenge, our business could be adversely affected by the diversion of management attention and litigation costs.

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

         In March 1999, Aspect Telecommunications, Inc. ("Aspect"), the purported owner of certain patents, filed suit against the Company and PCI alleging that they had violated claims in these patents and requesting damages and injunctive relief. In the fourth quarter of 1999, the Company and PCI entered into a settlement agreement with Aspect, which settled and disposed of Aspect's claims in this litigation. This settlement did not and will not have a material adverse effect on the Company's business, financial condition or results of operations.

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

         We and some of our officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel franchisees and a subclass of former Xpedite shareholders) who purchased or otherwise acquired our common stock between February 11, 1997 through June 10, 1998. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. We filed a motion to dismiss the complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Section 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. We filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. We filed our answer on January 8, 2001. On January 22, 2002, the Court ordered the parties to mediate. The parties did so on February 8, 2002, and the mediation process is continuing. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation. Regardless of the outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.

         A lawsuit was filed on November 4, 1998 against us, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired our common stock as a result of the merger between Premiere and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by us in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding our acquisitions of Voice-Tel and VoiceCom Systems, our roll-out of Orchestrate, our relationship with customers Amway Corporation and DigiTEC 2000, and our 800- based calling card service. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, and against the individual defendants for violation of Section 15 of the Securities Act of 1933. Plaintiffs seek undisclosed damages together with pre- and post- judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia was granted. The defendants' motion to dismiss was granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the Court ordered the parties to mediate. The parties did so on February 8, 2002, and the mediation process is continuing. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation. Regardless of the outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.

Our pending shareholder litigation in the Circuit Court of Jackson County, Missouri could be costly, time consuming and a diversion to management and if adversely determined, could result in substantial liabilities.

         A lawsuit was filed on or about May 19, 2000 against us in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of our acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. We removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot our motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. By Order dated July 25, 2001, the state court denied our Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. This case is in discovery and is set for trial in June 2002. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation. Regardless of the outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.

                     RISKS RELATED TO GOVERNMENT REGULATION

U.S. or other government regulations and legal uncertainties related to the Internet and electronic communications may place financial burdens on our business related to compliance.

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

         Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. For example, the United States Congress has enacted laws regarding on-line copyright infringement and the protection of information collected on-line from children. Although these laws may not have a direct adverse effect on our business, they add to the legal and regulatory uncertainty regarding the Internet and possible future costs of regulatory compliance.

Our failure to comply with various government regulations related to long distance and operator service could impair our ability to deliver our products and services.

         PCI, our operating subsidiary that provides regulated long distance telecommunications services, is subject to regulation by the FCC and by various state public service and public utility commissions, and is affected by regulatory decisions, trends and policies made by these agencies. Various international authorities may also seek to regulate the long distance services provided by PCI. If PCI fails to comply with these various government regulations, we could be prohibited from providing these services and we might be subject to fines or forfeitures and civil or criminal penalties for non-compliance.

         PCI uses reasonable efforts to ensure that its operations comply with these regulatory requirements. However, PCI may not be currently in compliance with all FCC and state regulatory requirements. Furthermore, PCI's facilities do not prevent its customers from making long distance calls in any state, including states in which it currently is not authorized to provide intrastate telecommunications services. PCI's provision of long distance telecommunications services in states where it is not in compliance with public utility commission requirements could result in prohibitions on providing long distance service and subject us to fines or forfeitures and civil or criminal penalties for noncompliance.

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

         A component of our strategy is our planned expansion into international markets. Revenue from international operations may not grow enough to offset the cost of establishing and expanding these international operations. We currently deliver multimedia messaging and conferencing services worldwide. While we have significant international experience in the delivery of our multimedia messaging services, we have only limited experience in marketing and distributing our conferencing services. Accordingly, we may not be able to successfully market, sell and deliver our conferencing services in the new international markets.

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

         At December 31, 2001, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at December 31, 2001 and 2000, by $4.8 million and $6.2 million, respectively.

         Approximately 26.5% and 27.6% of the Company's sales and 15.5% and 17.6% of its operating costs and expenses were transacted in foreign currencies in 2001 and 2000, respectively. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for 2001 and 2000 by approximately $11.2 million and $12.4 million and operating expenses for 2001 and 2000 by approximately $10.1 million and $10.9 million, respectively. Historically, the Company's principal exposure has been related to local currency sales, operating costs and expenses in Europe and Asia (principally the United Kingdom, Germany and Japan). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at December 31, 2001.

Item 8.  Financial Statements and Supplementary Data

PTEK Holdings, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Accountants..............................................  50
Report of Independent Public Accountants.......................................  51
Consolidated Balance Sheets, December 31, 2001 and 2000........................  52
Consolidated Statements of Operations, Years Ended December 31, 2001, 2000 and
1999...........................................................................  53
Consolidated Statements of Shareholders' Equity, Years Ended December 31, 2001,
2000 and 1999..................................................................  54
Consolidated Statements of Cash Flows, Years Ended December 31, 2001, 2000 and
1999...........................................................................  55
Notes to Consolidated Financial Statements.....................................  56

                        Report of Independent Accountants

To the Board of Directors and Shareholders of PTEK Holdings, Inc.:

         In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of operations, shareholders' equity, and cash flows present fairly, in all material respects, the financial position of PTEK Holdings, Inc. and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
February 28, 2002, except for Note 23,
 which is as of March 28, 2002.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To PTEK Holdings, Inc.:


     We have audited the accompanying consolidated balance sheets of PTEK Holdings, Inc. (a Georgia corporation) and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PTEK Holdings, Inc. and subsidiaries as of December 31, 2000 and the results of their operations and their cash flows for the years ended December 31 2000 and 1999 in conformity with accounting principles generally accepted in the United States.


                                               /s/  ARTHUR ANDERSEN LLP

Atlanta, Georgia
February 27, 2001

                    PTEK HOLDINGS, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS
                        December 31, 2001 and 2000
                     (in thousands, except share data)

                                             ASSETS                                                    2001          2000
                                                                                                       ----          ----
CURRENT ASSETS
     Cash and cash equivalents...............................................................         $  48,023    $  22,991
     Marketable securities, available for sale...............................................             1,477        6,725
     Accounts receivable (less allowances of $8,278 and $15,076, respectively)...............            58,613       66,927
     Notes receivable - sale of revenue base.................................................               --         6,552
     Federal income tax receivable...........................................................             9,208          --
     Prepaid expenses and other current assets...............................................             7,982        8,904
     Deferred income taxes, net..............................................................            13,743       18,998
                                                                                                      ---------    ---------
          Total current assets...............................................................           139,046      131,097

PROPERTY AND EQUIPMENT, NET..................................................................            91,349      117,106

OTHER ASSETS.................................................................................
     Investments.............................................................................               --        27,066
     Goodwill, net of amortization...........................................................           123,066      294,186
     Intangibles, net of amortization........................................................            21,880       50,596
     Deferred income taxes, net..............................................................             6,923          --
     Notes receivable-related parties........................................................               --         5,184
     Other assets............................................................................             4,174        5,698
                                                                                                      ---------    ---------
                                                                                                      $ 386,438    $ 630,933
                                                                                                      =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable........................................................................         $  56,862    $  48,953
     Deferred revenue........................................................................               452          540
     Accrued taxes...........................................................................            16,031       13,436
     Accrued expenses........................................................................            42,733       42,910
     Deferred gain - sale of revenue base....................................................               --         6,552
     Current maturities of long-term debt and capital lease obligations......................             6,124        1,676
     Accrued restructuring costs.............................................................             3,728        1,081
                                                                                                      ---------    ---------
          Total current liabilities..........................................................           125,930      115,148
                                                                                                      ---------    ---------

LONG-TERM LIABILITIES
     Convertible subordinated notes..........................................................           172,500      172,500
     Long-term debt and capital lease obligations............................................             8,552        4,586
     Accrued expenses........................................................................               424        1,429
     Deferred income taxes, net..............................................................               --        23,864
                                                                                                      ---------    ---------
          Total long-term liabilities........................................................           181,476      202,379
                                                                                                       --------    ---------

COMMITMENTS AND CONTINGENCIES (Note 19)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 150,000,000 shares authorized, 56,984,575 and
     51,316,880 shares issued in 2001 and 2000, respectively, and 53,584,639 and
     49,067,244 shares
     outstanding in 2001 and 2000, respectively..............................................               569          513
     Unrealized gain on marketable securities, available for sale............................               722        2,316
     Additional paid-in capital..............................................................           597,885      581,474
     Unearned restricted share compensation..................................................            (3,860)         --
     Treasury stock, at cost (3,399,936 and 2,249,636 shares for 2001 and 2000, respectively)           (15,494)     (12,398)
     Notes receivable, shareholder...........................................................            (4,593)      (3,834)
     Cumulative translation adjustment.......................................................            (5,775)      (6,363)
     Accumulated deficit.....................................................................          (490,422)    (248,302)
                                                                                                       ---------    --------
          Total shareholders' equity.........................................................            79,032      313,406
                                                                                                      ----------   ---------
                                                                                                      $ 386,438    $ 630,933
                                                                                                      =========    =========

                           Accompanying notes are integral to these consolidated financial statements.

                    PTEK HOLDINGS, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 Years Ended December 31, 2001, 2000 and 1999
               (in thousands, except share and per share data)

                                                                                         2001          2000           1999
                                                                                         ----          ----           ----
Revenues........................................................................       $ 422,930      $ 436,935     $ 458,448
Telecommunications Costs........................................................         102,808        115,440       129,691
                                                                                       ---------      ---------     ---------
Gross Profit....................................................................         320,122        321,495       328,757
                                                                                       ---------      ---------     ---------

Direct Operating Costs..........................................................          71,562         68,197        69,436
                                                                                       ---------      ---------     ---------
Contribution Margin.............................................................         248,560        253,298       259,321
                                                                                       ---------      ---------     ---------

Operating Expenses
     Selling and marketing......................................................          90,242         93,901       107,872
     General and administrative.................................................          79,345         76,831        86,970
     Research and development...................................................          15,190         13,831        12,100
     Depreciation...............................................................          35,434         40,499        69,944
     Amortization...............................................................          94,137        103,174        98,912
     Restructuring costs........................................................          10,637           (61)         7,980
     Asset impairments..........................................................         131,541            800            --
     Equity based compensation..................................................          20,429          2,102        13,624
     Net legal settlements and related expenses.................................           2,331         (1,422)           --
                                                                                       ---------      ---------     ---------
        Total operating expenses................................................         479,286        329,655       397,402
                                                                                       ---------      ---------     ---------

Operating Loss..................................................................        (230,726)       (76,357)     (138,081)

Other (Expense) Income
     Interest expense...........................................................         (12,083)       (11,721)      (25,475)
     Interest income............................................................              843          1,102          747
     Gain on sale of marketable securities......................................           2,971         59,550       152,094
     Asset impairment and obligations - investments.............................         (31,695)       (14,984)           --
     Amortization of goodwill - equity investments..............................          (1,612)        (4,930)           --
     Other, net.................................................................          (1,861)          (289)       12,522
                                                                                       ---------      ---------     ---------
        Total other (expense) income............................................        (43,437)         28,728       139,888
                                                                                       ---------      ---------     ---------

(Loss) Income Before Income Taxes...............................................        (274,163)       (47,629)        1,807
Income Tax Expense (Benefit)....................................................         (32,043)        11,237        35,298
                                                                                       ---------      ---------     ---------
Net Loss........................................................................       $(242,120)     $ (58,866)    $ (33,491)
                                                                                       ==========     =========     =========
Basic and Diluted Net Loss Per Share............................................       $   (4.84)     $   (1.22)    $   (0.72)
                                                                                       ==========     =========     =========
Weighted Average Shares Outstanding-Basic and Diluted...........................           49,998        48,106        46,411
                                                                                       ==========     =========     =========

   Accompanying notes are integral to these consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 2001, 2000 and 1999
                                 (in thousands)


                                                                                                    Unrealized   Unearned
                                      Common   Additional     Note                                   Gain on    Restrictive
                                      Stock      Paid-In      Receivable    Treasury  Accumulated   Marketable     Share
                                      Issued     Capital     Shareholder     Stock       Deficit    Securities  Compensation
                                      ------     -------     -----------     -----       -------    ----------  ------------
BALANCE, December 31, 1998........       $469    $562,106         $(973)    $(9,133)  $ (155,945)   $       --     $     --

Comprehensive Income (Loss):
Net loss..........................         --          --             --          --     (33,491)           --           --
Translation adjustments...........         --          --             --          --           --           --           --
Change in unrealized net gain
  (loss) on marketable securities,
  net of tax......................         --          --             --          --           --       50,774           --
Comprehensive Income (Loss).......
Issuance of common stock:
Intellivoice acquisition..........          6       4,437             --          --           --           --           --
Exercise of stock options.........          5       1,059             --          --           --           --           --
Employee stock purchase plan......          1         480             --          --           --           --           --

Income tax benefit from exercise
  of stock options................         --       1,972             --          --           --           --           --
Issuance of shareholder note
  receivable......................         --          --           (74)          --           --           --           --
                                          ---     -------           ----    --------  -----------     --------     --------

BALANCE, December 31, 1999........      $ 481    $570,054       $(1,047)    $(9,133)  $ (189,436)      $50,774     $     --
                                        =====    ========       =======     =======   ==========      ========     ========

Comprehensive Income (Loss):
Net loss..........................         --          --             --          --     (58,866)           --           --
Translation adjustments...........         --          --             --          --           --           --           --
Change in unrealized net gain
  (loss) on marketable
  securities, net of tax..........         --          --             --          --           --      (48,458)          --
Comprehensive Income (Loss).......

Issuance of common stock:
Exercise of stock options.........         24       6,869             --          --           --           --           --
Treasury stock purchase...........         --          --             --     (3,265)           --           --           --
401K plan match...................          3       1,605             --          --           --           --           --
Employee stock purchase plan......          5       1,373             --          --           --           --           --
Income tax benefit from exercise
  of stock options................         --       1,573             --          --           --           --           --
Issuance of shareholder note
  receivable......................         --          --        (2,787)          --           --           --
                                           --  ----------        -------   ---------  -----------       ------     --------

BALANCE, December 31, 2000........       $513    $581,474       $(3,834)   $(12,398)  $ (248,302)       $2,316     $     --
                                         ====    ========       ========   =========  ===========       ======     ======--

Comprehensive Income (Loss):
Net loss..........................         --          --             --          --    (242,120)           --           --
Translation adjustments...........         --          --             --          --           --           --           --
Change in unrealized net gain
  (loss) on marketable securities,
  net of tax......................         --          --             --          --           --      (1,594)           --
Comprehensive Income (Loss).......

Issuance of common stock:
Exercise of stock options.........          1          10             --          --           --           --           --
Treasury stock purchase...........         --                         --     (3,096)           --           --           --
401K plan match...................         11       1,584             --          --           --           --           --
Employee stock purchase plan......          5         794             --          --           --           --           --
Restricted stock issued...........         38      11,316             --          --           --           --      (3,860)
Stock options issued for severance         --       1,871             --          --           --           --           --
Stock options and warrants for
  service.........................                    568             --          --           --           --           --
Stock issued for accrued legal
  settlement......................          1         268             --          --           --           --           --
Issuance of shareholder note
  receivable......................         --          --          (759)          --           --           --           --
                                          ---  ----------         ------    --------   ----------        -----     --------

BALANCE, December 31, 2001........       $569    $597,885       $(4,593)   $(15,494)   $(490,422)        $ 722     $(3,860)
                                     ========  ==========    ===========   =========   ==========        =====     ========

                                       Cumulative      Total
                                       Translation  Shareholders'
                                        Adjustment     Equity
                                        ----------     ------
BALANCE, December 31, 1998......           $ 1,269       $397,793

Comprehensive Income (Loss):
Net loss........................                --       (33,491)
Translation adjustments.........             (742)          (742)
Change in unrealized net gain                              50,774
                                                           ------
  (loss) on marketable
  securities, net of tax........               --
Comprehensive Income (Loss).....                           16,541
                                                           ------
Issuance of common stock:
Intellivoice acquisition........                --          4,443
Exercise of stock options.......                --          1,064
Employee stock purchase plan....                --            481

Income tax benefit from exercise
  of stock options..............                --          1,972
Issuance of shareholder note
  receivable....................                --           (74)
                                               ----      --------

BALANCE, December 31, 1999......              $527       $422,220
                                              ====       ========
Comprehensive Income (Loss):
Net loss........................                --       (58,866)
Translation adjustments.........           (6,890)        (6,890)
Change in unrealized net gain                            (48,458)
                                                         --------
  (loss) on marketable
  securities, net of tax........                --

Comprehensive Income (Loss).....                        (114,214)
                                                        ---------

Issuance of common stock:
Exercise of stock options.......                --          6,893
Treasury stock purchase.........                --        (3,265)
401K plan match.................                --          1,608
Employee stock purchase plan....                --          1,378
Income tax benefit from exercise
  of stock options..............                --          1,573
Issuance of shareholder note
  receivable....................                --        (2,787)
                                          --------      ---------

BALANCE, December 31, 2000......          $(6,363)      $ 313,406
                                          ========      =========

Comprehensive Income (Loss):
Net loss........................                --      (242,120)
Translation adjustments.........               588            588
Change in unrealized net gain
  (loss) on marketable  securities,             --        (1,594)
                                                          -------
  net of tax Comprehensive
  Income (Loss).................                        (243,126)
                                                        ---------

Issuance of common stock:
Exercise of stock options.......                --             11
Treasury stock purchase.........                --        (3,096)
401K plan match.................                --          1,595
Employee stock purchase plan....                --            799
Restricted stock issued.........                --          7,494
Stock options issued for severance.             --          1,871
Stock   options  and  warrants  for
  service.........................              --            568
Stock  issued  for  accrued   legal
  settlement......................              --            269
Issuance of shareholder note
  receivable................                    --          (759)
                                          --------         -----

BALANCE, December 31, 2001......          $(5,775)       $ 79,032
                                          ========       ========


    Accompanying notes are integral to these consolidated financial statements.

                     PTEK HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years Ended December 31, 2001, 2000 and 1999
                                (in thousands)

                                                                                               2001          2000          1999
                                                                                               ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
        Net loss......................................................................       $(242,120)     $(58,866)      $(33,491)
   Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation..................................................................          35,434        40,499         69,944
        Amortization..................................................................          94,137       103,174         98,912
        Gain on sale of marketable securities, available for sale.....................          (2,971)      (59,550)      (152,094)
        Net legal settlements and related expenses....................................           2,331        (1,422)            --
        (Payments) proceeds related to legal settlements and related expenses.........          (1,613)       12,000             --
        Loss on disposal of property and equipment....................................              --            --            597
        Deferred income taxes.........................................................         (25,532)       (9,162)        31,520
        Restructuring costs...........................................................          10,637          (61)          7,980
        Payments for restructuring costs..............................................          (5,542)       (4,556)        (8,927)
        Equity based compensation.....................................................          20,429          2,102         13,624
        Asset impairments.............................................................         131,541           800             --
        Asset impairment and obligations - investments................................          31,695        14,984             --
        Amortization of goodwill - investments........................................           1,612         4,930             --
        Federal income tax receivable.................................................          (9,208)           --             --
        Changes in assets and liabilities:
           Accounts receivable, net...................................................          10,016        (5,827)        (7,251)
           Prepaid expenses and other.................................................           3,865         3,195         (9,627)
           Accounts payable and accrued expenses......................................           6,194       (24,311)        (1,260)
                                                                                             ---------      --------       --------
               Total adjustments......................................................         303,025        76,795         43,418
                                                                                             ---------      --------       --------
               Net cash provided by operating activities..............................          60,905        17,929          9,927
                                                                                             ---------      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
        Capital expenditures..........................................................         (28,485)      (35,046)       (44,205)
        Proceeds from disposal of property and equipment..............................              --         1,937             --
        Sale of marketable securities.................................................           5,196        63,092        175,060
        Acquisitions..................................................................          (5,828)       (2,623)       (20,949)
        Investments...................................................................          (3,791)      (33,806)       (10,089)
        Other.........................................................................          (2,497)          (20)         7,399
                                                                                             ---------      --------       --------
           Net cash (used in) provided by investing activities........................         (35,405)       (6,466)       107,216
                                                                                             ---------      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
        Principal payments under borrowing arrangements...............................          (2,960)       (3,236)      (121,914)
        Proceeds from long term borrowing arrangements................................           6,500            --             --
        Purchase of treasury stock, at cost...........................................          (3,096)       (3,265)            --
        Exercise of stock options.....................................................              11         6,894          1,064
        Issuance of shareholder note receivable.......................................            (759)       (2,787)           (74)
                                                                                             ---------      --------       --------
           Net cash used in financing activities......................................            (304)       (2,394)      (120,924)
                                                                                             ---------      --------       --------
Effect of exchange rate changes on cash and equivalents...............................            (164)       (1,444)           (79)
                                                                                             ---------      --------       --------
NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS.......................................          25,032         7,625         (3,860)
CASH AND CASH EQUIVALENTS, beginning of period........................................          22,991        15,366         19,226
                                                                                             ---------      --------       --------
CASH AND CASH EQUIVALENTS, end of period..............................................       $  48,023      $ 22,991       $ 15,366
                                                                                             =========      ========       ========

  Accompanying notes are integral to these consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      THE COMPANY AND ITS BUSINESS

         PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the "Company" or "PTEK"), is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery), IVR (interactive voice response), network based voice messaging and unified personal communications (advanced personal communications management systems that integrate voice mail, e-mail and fax messaging). Through a series of acquisitions from September 1996 through September 1999, PTEK has assembled a suite of communications and data services, an international private data network and points-of-presence in regions covering North America, Asia/Pacific and Europe. The Company operates three decentralized operating business units -- Xpedite, Voicecom and Premiere Conferencing. The Voicecom business unit was sold on March 26, 2002. See Note 23--"Subsequent Events."

2.      SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING ESTIMATES

         Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Financial statement line items that include significant estimates consist of Goodwill, net; Intangibles, net; Restructuring costs; income tax balances and the allowance for uncollectible accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

         The financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less.

MARKETABLE SECURITIES, AVAILABLE FOR SALE

         The Company follows Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date. At December 31, 2001 and 2000, investments consisted primarily of common stock. Management considers all such investments as "available for sale." Common stock investments are carried at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related income tax effect are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

INVESTMENTS

         The Company has made investments in various companies that are engaged in emerging technologies related to the Internet. Either the cost or equity method is used to account for these investments in accordance with Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." Based on the Company's ownership interest, the consolidation method is not used for any investments.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PROPERTY AND EQUIPMENT

         Property and equipment are recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer and telecommunications equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

RESEARCH AND DEVELOPMENT

         The Company incurs research and development costs primarily related to developing enhancements and new service features and are expensed as incurred.

GOODWILL

         Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and has historically been amortized using the straight-line method over various lives up to 7 years. The Company amortized the goodwill of its non-public equity investments in its PtekVentures' portfolio over a three-year useful life until the second quarter of 2001, at which time the Company wrote off the remaining carrying value of such investments. The amortization is included in "Amortization of goodwill equity investments" and the write off is included in "Asset impairment and obligation investments" in the accompanying consolidated statements of operations. See Note 5--"Investments."

VALUATION OF LONG-LIVED ASSETS

         Management evaluates the carrying values of long-lived assets when significant adverse changes in the economic value of these assets requires an analysis, including property and equipment, goodwill and other intangible assets. A long-lived asset is considered impaired when undiscounted cash flows or fair value, whichever is more readily determinable, to be realized from such asset is less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the discounted cash flows or fair value of such asset. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued at December 31, 2001 and 2000. The Company also continually evaluates the carrying value of its equity and cost investments for possible impairment. See Note 5-- "Investments" and
Note 11--"Asset Impairments."

EQUITY BASED COMPENSATION PLANS

         As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense is recorded for stock based awards (other than restricted share awards) issued at market value at the date such awards are granted. The Company makes pro forma disclosures of net loss and net loss per share as if the market value method was

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


followed. See Note 16--"-Equity Based Compensation Plans."

REVENUE RECOGNITION

         The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees, usage fees generally based on per minute or transaction rates, and service initiation fees. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A and 101B.

INCOME TAXES

         The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accountings Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes. In addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

         Basic net loss per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include unvested restricted shares related to the option exchange for restricted stock during 2001. These shares, although classified as issued and outstanding at December 31, 2001, are considered contingently returnable until the restriction lapses and will not be included in the basic net income (loss) per share calculation until the shares are vested. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company's convertible subordinated notes, unearned restricted shares and stock options are potentially dilutive securities during 2001 with the convertible subordinated notes and stock options being potentially dilutive securities during 2000 and 1999, respectively. All potentially dilutive securities have been excluded from the computation of dilutive net income (loss) per share for all periods presented because the effect would have been antidilutive. Such potentially dilutive securites as of December 31, 2001 consist of the following:

Convertible subordinated notes..............      5,227,273
Unvested restricted shares..................      1,214,591
Stock options outstanding...................     10,264,433
                                                 ----------
                                                 16,706,297
                                                 ==========

FOREIGN CURRENCY TRANSLATION

         The assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the "Cumulative translation adjustment" component of shareholders' equity.

TREASURY STOCK

         Treasury stock transactions are recorded at cost.

COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent the Company's components of other comprehensive (loss) at December 31, 2001 and 2000.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2001, 2000 and 1999, total comprehensive income
(loss) was approximately $(243.1) million, $(114.2) million and $16.5 million, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets." SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long-lived assets, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will be required to adopt SFAS No. 144 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." It addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company will be required to adopt SFAS No. 143 for the fiscal year beginning January 1, 2002, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets." It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The Company's required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company's results of operations due to the cessation of goodwill amortization on January 1, 2002. The balance of goodwill is $123.1 million as of December 31, 2001. Management anticipates that amortization associated with other intangibles at December 31, 2001 will be approximately $11.0 million in 2002. In lieu of amortization, the Company is required to perform an initial impairment review of the Company's goodwill in 2002 and an annual impairment review thereafter. The Company is required to adopt SFAS No. 142 for the fiscal year beginning January 2002 and is currently evaluating this standard and the impact it will have on the Consolidated Financial Statements.

         In June 2001, the FASB issued SFAS No. 141, "Accounting for Business Combinations." It requires that all business combinations initiated after June 30, 2001, be accounted for using the purchase method. This statement will be effective for any business combinations that the Company may enter into in the future.

RECLASSIFICATIONS

         Certain prior year amounts in the Company's consolidated financial statements have been reclassified to conform to the 2001 presentation.

         On January 1, 2001, management responsibility for international conferencing and voice messaging services was transferred from Xpedite to Premiere Conferencing and Voicecom, respectively. Prior to that date, these international revenues were reported in the Xpedite operating segment. Beginning January 1, 2001, these international revenues have been reported in the Premiere Conferencing and Voicecom operating segments. In order to report comparable operating segment financial results, certain financial information for years prior to 2001 has been reclassified in Management's Discussion and Analysis to reflect the pro forma effect of this management change.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      RESTRUCTURING COSTS

         Consolidated restructuring costs for the years ended December 31, 2001, 2000 and 1999 are as follows (in thousands):

                                                 Accrued                                 Reversal
                                                Costs at         1999                       of
                                               December 31,   Charge To       Costs      Accrued
Consolidated                                      1998        Operations     Incurred     Costs
------------                                      ----        ----------     --------     -----
Accrued restructuring costs:
  Severance and exit costs..............          $4,836        $7,320      $(6,540)       $  --
  Contractual obligations...............             417           708       (1,006)        (119)
  Other.................................           1,392           200       (1,381)        (129)
                                                   -----           ---      --------       ------
Total Restructuring costs...............          $6,645        $8,228      $(8,927)       $(248)
                                                  ------        ------      --------       ------
Reversal of charge......................                        $(248)
                                                                ------
Restructuring costs -
  statement of operations...............                        $7,980
                                                                ======

                                            Accrued                                     Reversal    Accrued
                                           Costs at            2000                        of       Costs at        2001
                                           December          Charge To     Costs        Accrued     December     Charge To
Consolidated                               31, 1999          Operations   Incurred       Costs      31, 2000     Operations
------------                               --------          ----------   --------       -----      --------     ----------
Accrued restructuring costs:
  Severance and exit costs..........        $ 5,616            $ 197      $(4,474)      $(641)       $   698       $ 8,843
  Contractual obligations...........             --              290           --           --           290         1,756
  Other.............................             82               93          (82)          --            93           222
                                            -------            -----      --------      ------       -------       -------
Total Restructuring costs...........        $ 5,698              580      $(4,556)      $(641)       $ 1,081       $10,821
                                            -------            -----      --------      ------       -------       -------
Reversal of charge..................                          $(641)                                                $(184)
                                                              ------                                               -------
Restructuring costs - statement
   of operations....................                          $ (61)                                               $10,637
                                                              ======                                               =======


                                                                         Reversal      Accrued
                                                                            of         Costs at
                                             Costs           Non Cash    Accrued      December
Consolidated                               Incurred            Costs      Costs        31, 2001
------------                               --------            -----      -----        --------
Accrued restructuring costs:
  Severance and exit costs..........       $(4,814)          $(2,059)     $   --         $2,668
  Contractual obligations...........          (663)             (386)      (109)            888
  Other.............................           (65)               (3)       (75)            172
                                               ----               ---       ----            ---
Total Restructuring costs...........       $(5,542)          $(2,448)     $(184)         $3,728
                                           ========          ========     ======         ======

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REALIGNMENT OF WORKFORCE AND FACILITIES - FOURTH QUARTER 2001

         Accrued costs for restructuring charges taken in the fourth quarter of 2001 are as follows (in thousands):


                                              Accrued                                                    Accrued
Realignment of workforce -                   Costs at          2001                                    Costs at
--------------------------                   December        Charge To       Costs         Non Cash     December
Fourth Quarter 2001                          31, 2000        Operations    Incurred          Costs      31, 2001
-------------------                          --------        ----------    --------          -----      --------
Accrued restructuring costs:
  Severance and exit costs..........            $--            $3,866       $(977)          $(714)        $2,175
  Contractual obligations...........             --               241           --              --           241
  Other.............................             --                --           --              --            --
                                                ---            ------       ------          ------        ------
Total restructuring costs...........            $--            $4,107       $(977)          $(714)        $2,416
                                                ===            ======       ======          ======        ======

         Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel were notified during the fourth quarter of 2001. The plan commitment reduces annual operating expenses by $7.6 million. The plan eliminated, through involuntary separation, approximately 120 non-sales force employees in both Voicecom and Xpedite and eliminated 143 network equipment sites in the Voicecom operating segment. The overall management plan allows for taking these cost savings and reinvesting them into additional sales force employees in order to stabilize the decline in revenues in both operation segments. Accordingly, the Company accrued restructuring costs of approximately $4.1 million associated with this plan commitment. Cash payments in 2001 associated with this plan were $1.0 million. The Company expects to incur $2.4 million of additional cash payments in 2002 to satisfy this plan obligation. Of the $4.1 million of costs associated with this plan, approximately $0.7 million of non-cash charges were incurred for severance cost obligations paid through immediately vested stock options issued below market price on the date of grant. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

REALIGNMENT OF WORKFORCE AND FACILITIES - SECOND QUARTER 2001

         Accrued costs for restructuring taken in the second quarter of 2001 are as follows (in thousands):


                                         Accrued                                              Accrued
Realignment of workforce -               Costs at        2001                                 Costs at
--------------------------               December     Charge To      Costs        Non Cash    December
Second Quarter 2001                      31, 2000     Operations    Incurred       Costs      31, 2001
-------------------                      --------     ----------    --------       -----      --------
Accrued restructuring costs:
  Severance and exit costs..........       $--         $ 4,977      $(3,227)      $(1,345)     $  405
  Contractual obligations...........        --           1,515         (482)         (386)        647
  Other.............................        --             222          (50)           --         172
                                           ---         -------      --------      --------     ------
Total restructuring costs...........       $--         $ 6,714      $(3,759)      $(1,731)     $1,224
                                           ===         =======      ========      ========     ======

         During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $13.7 million through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The plan eliminated, through involuntary separation, approximately 168 non-sales force employees and exited duplicative facilities in the Voicecom business segment. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $3.8 million of these cash payments were made by December 31, 2001 and were primarily related to severance and exit cost activities. The remaining $1.2 million of cash payments are associated with severance costs, exit costs and contractual obligations not expected to expire until December 31, 2003. Approximately $1.7 million of non-cash charges are related to certain executive management severance costs from employee stock option modifications and forgiveness of employee notes receivables. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EXIT FROM ASIA REAL-TIME FAX AND TELEX BUSINESS

         Accrued costs for restructuring taken in the fourth quarter of 2000 are as follows (in thousands):

                                         Accrued                                Accrued
                                        Costs at          2000                  Costs at      2001
Exit from the Asia Real-Time            December       Charge To       Costs    December   Charge To     Costs
Fax and Telex Business                  31, 1999       Operations    Incurred   31, 2000   Operations   Incurred
----------------------                  --------       ----------    --------   --------   ----------   --------
Accrued restructuring costs:
  Severance and exit costs.....           $--            $197         $(138)     $  59        $--        $ (59)
  Contractual obligations......            --             290            --        290         --         (181)
  Other........................            --              93            --         93         --          (15)
                                          ---            ----         ------     -----        ---        ------
Total restructuring costs......           $--            $580         $(138)     $ 442        $--        $(255)
                                          ===            ====         ======     =====        ===        ======


                                                                        Accrued
Exit from the Asia Real-Time                          Reversal of       Costs at
----------------------------            Non Cash        Accrued         December
Fax and Telex Business                   Costs          Costs           31, 2001
----------------------                   -----          -----           --------
Accrued restructuring costs:
  Severance and exit costs.....          $  --         $  --              $--
  Contractual obligations......             --          (109)              --
  Other........................            (3)           (75)              --
                                         -----         ------             ---
Total restructuring costs......          $ (3)         $(184)             $--
                                         =====         ======             ===

         During the fourth quarter of 2000, the Company recorded a charge of $0.6 million for costs associated with Xpedite's decision to exit its legacy real-time fax and telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite's cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The $0.6 million charge included contractual and other obligations totaling $0.4 million and severance costs of $0.2 million.

         Contractual and other obligations are mainly cash outlays for rent on office space and telephone lines. Management achieved exiting this office space and telephone lines during the fourth quarter of 2001 which was ahead of the original plan for the first quarter of 2002. Accordingly, management reversed the remaining obligation reserve of $0.2 million in 2001.

         The severance charge includes cash severance payments made to 67 employees. The Company expects to realize an annual savings of approximately $0.3 million from these terminations. During 2001, the Company paid the remaining severance obligations planned for and does not expect any further payments.

Decentralization of Company

         Accrued costs for restructuring taken in the third quarter of 1999 are as follows (in thousands):

                                            Accrued                             Reversal
                                           Costs at       1999                     of
                                           December    Charge To     Costs      Accrued
Decentralization of Company                31, 1998    Operations   Incurred     Costs
---------------------------                --------    ----------   --------     -----
Accrued restructuring costs:
   Severance and exit costs.............      $ --      $7,320      $(3,434)       $--
   Contractual obligations..............        --         708         (708)        --
   Other................................        --         200         (118)        --
                                              ----      ------      --------       ---
Total restructuring costs...............      $ --      $8,228      $(4,260)       $--
                                              ====      ======      ========       ===

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                 Accrued                             Reversal    Accrued
                                                 Costs at       2000                    of      Costs at
                                                 December    Charge To     Costs     Accrued    December
Decentralization of Company                      31, 1999    Operations   Incurred    Costs     31, 2000
---------------------------                      --------    ----------   --------    -----     --------
Accrued restructuring costs:
   Severance and exit costs.............          $3,886        $ --      $(3,245)    $(641)      $ --
   Contractual obligations..............              --          --            --        --        --
   Other................................              82          --          (82)        --        --
                                                  ------        ----      --------    ------      ----
Total restructuring costs...............          $3,968        $ --      $(3,327)    $(641)      $ --
                                                  ======        ====      ========    ======      ====

         In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the two EES (Emerging Enterprise Solutions) and CES (Corporate Enterprise Solutions) operating units into three operating business units, a retail calling card business, and a holding company. The $8.2 million charge was comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs.

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

         Lease termination costs are attributable to the abandonment of a facility under the Retail Calling Card Services segment. Lease termination costs are cash outlays. The Company incurred $0.7 million in costs in 1999 in terminating this lease. Other costs were attributable to site clean up and exit team travel costs to exit one facility in the Xpedite segment. The Company incurred $0.1 million of costs that were cash outlays in the fourth quarter of 1999 to close this facility. In the first quarter of 2000, the Company paid $0.1 million in lease termination and exit costs.

         As the decentralization plan of the Company was completed and no further payments are expected by management, the remaining balance of the reserve totaling $0.6 million was reversed in the third quarter of 2000.

Reorganization of Company into EES and CES Business Groups

         Accrued costs for restructuring taken in the fourth quarter of 1998 are as follows (in thousands):

                                                Accrued
                                               Costs at       1999                    Reversal Of
Reorganization of Company into EES and         December    Charge To      Costs         Accrued
CES Business Groups                            31, 1998    Operations    Incurred        Costs
-------------------                            --------    ----------    --------        -----
Accrued restructuring costs:
   Severance and exit costs.............         $4,836          $--     $(3,106)         $  --
   Contractual obligations..............            417           --        (298)          (119)
   Other................................          1,392           --      (1,263)          (129)
                                                 ------          ---     --------         ------
Total restructuring costs...............         $6,645          $--     $(4,667)         $(248)
                                                 ======          ===     ========         ======

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                       Accrued                              Reversal     Accrued
                                      Costs at       2000                      Of       Costs at        2001
Reorganization of Company into        December     Charge To      Costs     Accrued     December     Charge To       Costs
EES and CES Business Groups           31, 1999     Operations    Incurred    Costs      31, 2000     Operations    Incurred
---------------------------           --------     ----------    --------    -----      --------     ----------    --------
Accrued restructuring costs:
   Severance and exit costs....         $1,730          $--     $(1,091)        $--        $639            $--      $(551)
   Contractual obligations.....             --           --           --         --          --             --          --
   Other.......................             --           --           --         --          --             --          --
                                        ------          ---     --------        ---        ----            ---      ------
Total restructuring costs......         $1,730          $--     $(1,091)        $--        $639            $--      $(551)
                                        ======          ===     ========        ===        ====            ===      ======

                                          Reversal     Accrued
                                             of        Cost at
Reorganization of Company into EES        Accrued      December
and CES Business Groups                    Costs       31, 2000
-----------------------                    -----       --------
Accrued restructuring costs:
    Severance and exit costs........         $--          $88
    Contractual obligations.........          --           --
    Other...........................          --           --
                                             ---          ---
Total restructuring costs...........         $--          $88
                                             ===          ===

         In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focused on specific groups of customers. The balance of severance and exit costs at December 31, 2001 and 2000 represents remaining severance reserve for a former executive manager. Cash severance payments in 2001were $0.5 million. The Company expects to pay the remaining reserve balance of $0.1 million over a four-month period ending April 30, 2002.

4.      MARKETABLE SECURITIES, AVAILABLE FOR SALE

         Marketable securities, available for sale at December 31, 2001 and 2000, are principally common stock investments carried at fair value based on quoted market prices. Common stock investments carried at fair value include minority equity interests in WebMD, S1 and WebEx.

         The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the years ended December 31, 2001 and 2000 (in thousands):

                                                                                                           Gross
                                                                  Gross                     Proceeds      Realized
                                                                Unrealized      Fair          From         Gains/
2001                                                   Cost       Gains         Value         Sale        (Losses)
----                                                   ----       -----         -----         ----        --------
WebMD Corporation.............................         $300        $1,174       $1,474        $1,777        $1,496
S1 Corporation................................           --            --           --         1,191           751
WebEx, Inc....................................           --            --           --         2,228           724
Other equity securities.......................            3            --            3            --            --
                                                       ----        ------       ------        ------        ------
                                                       $303        $1,174       $1,477        $5,196        $2,971
                                                       ====        ======       ======        ======        ======

                                                                                                           Gross
                                                                  Gross                     Proceeds      Realized
                                                                Unrealized      Fair          From        Gains/
2000                                                  Cost        Gains         Value         Sale       (Losses)
----                                                  ----        -----         -----         ----       --------
WebMD Corporation.............................       $  461        $2,754       $3,215       $37,679       $37,011
S1 Corporation................................          437            28          465        25,093        23,290
WebEx, Inc....................................        1,500         1,005        2,505            --            --
Other equity securities.......................          540            --          540           320         (751)
                                                     ------        ------       ------       -------       -------
                                                     $2,938        $3,787       $6,725       $63,092       $59,550
                                                     ======        ======       ======       =======       =======

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         During 2001, the Company sold 200,000 shares of its investment in WebMD, 88,596 shares of its investment in S1 Corporation and 120,000 shares of its investment in WebEx, Inc. for aggregate proceeds less commissions of approximately $5.2 million. At December 31, 2001, the Company held 208,857 shares of WebMD.

         During 2000, the Company sold 940,000 shares of its investment in WebMD and 365,000 shares of its investment in S1 Corporation, for aggregate proceeds less commissions of approximately $62.8 million. At December 31, 2000, the Company held 408,857 shares of WebMD, 88,597 shares of S1 and 120,000 shares of WebEx.

5.      INVESTMENTS

         The following summarizes the principal components of investments at December 31, 2001 and 2000 (in thousands):

                                     Equity        Cost       Total
                                 -------------------------------------
Balance, December 31, 1999.....         --       $14,620     $14,620
                                 -------------------------------------
    Investments................     $27,800        4,560      32,360
    Amortization...............     (4,930)           --     (4,930)
    Impairment.................     (8,189)      (6,795)    (14,984)
                                 -------------------------------------
Balance, December 31, 2000.....      14,681       12,385      27,066
                                 -------------------------------------
    Investments................       3,186        1,505       4,691
    Amortization...............     (1,612)           --     (1,612)
    Impairment.................    (16,255)     (12,941)    (29,196)
    Sale.......................         --         (949)       (949)
                                 -------------------------------------
Balance, December 31, 2001.....         --            --          --
                                 -------------------------------------

         The Company, through its PtekVentures investment arm, made investments in various companies engaged in emerging technologies related to the Internet. These investments were classified as either cost or equity investments in accordance with APB Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stock." During the first quarter of 2001 and the latter half of 2000, the Company amortized goodwill created by investments that were accounted for under the equity method of accounting. The amount by which the Company's investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period. Amortization related to equity investments totaled $1.6 million and $4.9 million in 2001 and 2000, respectively, and is included in the Consolidated Statements of Operations as "Amortization of goodwill equity investments." The decline in amortization in 2001 is the result of full impairments to these investments during the second quarter of 2001.

         The Company has continually evaluated the carrying value of its ownership interests in non-public investments in the PtekVentures portfolio for possible impairment that is "other than temporary" based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considered include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an "other than temporary" decline in the carrying value of the investment has occurred. Many Internet based businesses have experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believe are necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During 2001, market conditions declined for the non-public companies in the PtekVentures portfolio, with certain of these companies filing for bankruptcy and subsequently being liquidated. The remaining portfolio companies' financial performance and updated financial forecasts for the near term led management to the conclusion that there was an "other than temporary" decline in the carrying value of these companies. Accordingly, the Company decided to exit the venture business and cease future funding in its portfolio companies. As a result, the Company recorded an impairment charge of approximately $29.2 million during the second quarter of 2001 for the remaining carrying value of its non-public company investment portfolio. During 2000, the Company made similar evaluations of the portfolio companies and recorded approximately $15.0 million in impairments.

         During the fourth quarter of 2001, one of the portfolio companies that was previously impaired defaulted on its credit facility and lease obligation. The Company had provided a stand by letter of credit on this credit facility and is a

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

guarantor of the lease obligation. Accordingly, an obligation expense for these guarantees in the entire amount of $2.5 million has been recorded in "Asset impairments and obligation-investments" in the accompanying statement of operations. During the first quarter of 2002, the Company paid its commitment on the standby letter of credit in the amount of $0.5 million.

         Additionally, during the fourth quarter of 2001, the Company sold a significant portion of its interest in PtekVentures for proceeds and a gain of $0.2 million, primarily in the form of two notes that accrue interest at 5.05% annually and are due in full on December 31, 2011. A third party appraisal was performed to value the portfolio companies owned by PtekVentures. The purchaser is primarily owned by former executives of PtekVentures. The Company has received an income tax refund of approximately $9.2 million from the capital loss carry-back associated with the sale of this interest. This receivable is recorded as a "Federal income tax receivable" in the Consolidated Balance Sheets.

6.      SALE OF RETAIL CALLING CARD REVENUE BASE

         Effective August 1, 2000, the Company sold its Retail Calling Card operating segment's revenue base to Telecare, Inc. ("Telecare"). The sale was valued at approximately $6.5 million and was financed by the Company in the form of two promissory notes with recourse to Telecare. The Company had extended the due date of the notes during the second half of 2001 until Telecare could obtain third party financing.

         Effective August 1, 2000, the Company entered into a management services agreement with Telecare. This agreement was undertaken to ensure an effective transition of the revenue base by both the Company and Telecare. Under the terms of this agreement, the Company continued to provide telecommunications transport services, operational support and administrative support for the revenue base. The telecommunications transport services are provided on a wholesale basis similar to other customers in the Voicecom operating segment. Accordingly, the Company recognized these services as revenue in the Voicecom operating segment. The Company maintained the management services agreement with Telecare throughout 2001 while Telecare sought financing to pay its obligations to the Company.


         During the first quarter of 2002, Telecare sought protection under Chapter 11 of the United States Bankruptcy Code. The notes receivable from Telecare and the security associated therewith were included in the sale of the Voicecom business unit. See Note 23--"Subsequent Events." As of December 31, 2001, the Company had written off the uncollectible note receivable of $6.5 million and eliminated the deferred gain of $6.5 million associated with the original sale.


7.      STRATEGIC ALLIANCE CONTRACT

         In November 1996, the Company entered into a strategic alliance agreement with WorldCom, the second largest long-distance carrier in the United States. Under the agreement, WorldCom was required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephone products for a period of at least 25 years. In connection with this agreement, the Company issued to WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on the average closing price of the Company's shares for the five days through the effective date of the transaction, adjusted in consideration of the restrictions placed upon the shares), and paid WorldCom approximately $4.7 million in cash.

         In the fourth quarter of 1998, the Company recorded a non-cash charge of $13.9 million to write-down the value of its strategic alliance intangible asset with WorldCom. This charge was required based upon management's evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the WorldCom strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, The Company recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the write-down.

         In the second quarter of 2000, the Company expensed the remaining balance of the strategic alliance intangible asset as a result of the Company's favorable settlement of a contractual dispute with WorldCom. As part of the settlement, the Company received $12.0 million in cash for terminating the strategic alliance contract with WorldCom. Accordingly, the

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Company expensed the net book value of this contract of approximately $6.9 million against the settlement proceeds of $12.0 million. In addition, the Company expensed approximately $1.3 million in legal costs associated with this settlement.

8.       ACQUISITIONS

CUSTOMER BASE ACQUISITIONS - XPEDITE - 2001

         During the first quarter of 2001, the Company acquired the store and forward fax customer base of Western Union in North America and the store and forward fax customer base of GN Comtext. The aggregate cash purchase price for these customer base assets was $5.8 million.

CUSTOMER BASE ACQUISITIONS - XPEDITE- 2000

         During 2000, the Company acquired various store and forward fax customer bases in both the United States and Switzerland. The aggregate cash purchase price for these customer base assets was $2.6 million.

INTELLIVOICE COMMUNICATIONS INC. ACQUISITION

         In August 1999, the Company acquired all remaining ownership interests it did not already own in Intellivoice Communications, Inc. ("Intellivoice"), a company engaged in developing Internet-enabled communications products. The Company issued approximately 573,000 shares of its common stock and paid cash consideration of approximately $870,000 in connection with this acquisition. This transaction has been accounted for as a purchase. Excess purchase price over fair value of net assets acquired of approximately $10.1 million has been recorded as developed technology and is being amortized on a straight-line basis until it was fully impaired in 2001 (See Note 11--"Asset impairments"). The developed technology relates to work associated with Web-based communications services.

XPEDITE FRANCE ACQUISITION

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

         The following unaudited pro forma consolidated results of operations for the year ended December 31, 1999 assumes that the acquisitions in 1999 are accounted for as purchases and occurred as of January 1, 1999 (in thousands, except per share data). Supplemental pro forma information is not presented for 2001 and 2000 since these acquisitions are not material to the Company's Consolidated Results of Operations.

                                                           1999
                                                           ----
Revenues......................................         $  466,209
Net loss......................................         $ (37,443)
Basic net loss per share......................         $   (0.80)
Diluted net loss per shares...................         $   (0.80)

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.      PROPERTY AND EQUIPMENT

          Property and equipment at December 31 is as follows (in thousands):

                                                          2001            2000
                                                          ----            ----
Computer and telecommunications equipment........       $185,611       $212,631
Furniture and fixtures...........................         20,390         14,371
Office equipment.................................         12,184          6,770
Leasehold improvements...........................         26,728         22,434
Construction in progress.........................             74          7,254
Building.........................................            190            202
                                                        --------       --------
                                                         245,177        263,662
Less accumulated depreciation....................        153,828        146,556
                                                        --------       --------
Property and equipment, net......................       $ 91,349       $117,106
                                                        ========       ========

         Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):


                                                          2001            2000
                                                          ----            ----
Construction in progress.........................       $    --          $4,017
Telecommunications and computer equipment........        10,381           3,526
Furniture and fixtures...........................         1,384              --
                                                        -------          ------
     Subtotal....................................        11,765           7,543
Less accumulated depreciation....................         2,548           2,377
                                                        -------          ------
Property and equipment, net......................       $ 9,217          $5,166
                                                        =======          ======


         See Note 11--"Asset Impairments" for a discussion of the impairment of telecommunications and computer equipment. The Company made additions to assets under capital lease obligations of approximately $5.9 million primarily associated to continued network equipment acquisitions associated with Voicecom's network upgrade and consolidation and Xpedite's worldwide headquarters build-out.

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

10.     GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets consist of the following amounts for December 31, 2001 and 2000 (in thousands):


                                       2001            2000
                                       ----            ----
Goodwill..........................   $377,961       $481,712
Less accumulated amortization.....    254,895        187,526
                                   ---------------------------
                                     $123,066       $294,186
                                   ===========================

Customer lists....................   $ 67,942       $ 68,171
Developed technology..............     44,161         46,663
Assembled workforce...............      7,500          7,500
                                   ---------------------------
                                      119,603        122,334
Less accumulated amortization.....     97,723         71,738
                                   ---------------------------
                                     $ 21,880       $ 50,596
                                   ===========================

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Intangible assets by reportable segment at December 31, 2001 and 2000 (in thousands):


                                                            Conferencing     Xpedite     Voicecom        Total
                                                          -------------------------------------------------------
Goodwill carrying value at December 31, 2000.............    $ 33,180       $ 246,544    $  14,462   $  294,186
Additions................................................                                      404          404
Impairment...............................................                     (91,571)     (12,584)    (104,155)
Amortization.............................................      (7,657)        (57,430)      (2,282)     (67,369)
                                                          -------------------------------------------------------

Goodwill carrying value at December 31, 2001.............    $ 25,523       $  97,543    $      --   $  123,066
                                                          -------------------------------------------------------

Intangibles carrying value at December 31, 2000..........    $  4,025       $  39,855    $   6,716   $   50,596
Additions................................................          --           8,144           --        8,144
Impairment...............................................          --          (6,679)      (3,413)     (10,092)
Amortization.............................................     (1,464)         (22,001)      (3,303)     (26,768)
                                                          -------------------------------------------------------
Intangibles carrying value at December 31, 2001..........    $  2,561       $  19,319    $      --   $   21,880
                                                          =======================================================


          See Note 11--"Asset Impairments" for further discussion.

11.      ASSET IMPAIRMENTS

         The following table summarizes the asset impairments incurred by operating segment for the years ended December 31, 2001 and 2000 (in thousands):

2001                                       Xpedite     Voicecom    Conferencing    Holding Co.        Total
                                        -------------------------------------------------------------------------
Goodwill.............................        $91,571   $12,584                                        $104,155
Other intangibles....................          6,679     3,413                                          10,092
Property and equipment, net..........            777    14,748          984              785            17,294
                                        -------------------------------------------------------------------------
                                             $99,027   $30,745        $ 984             $785          $131,541
2000
Property and equipment, net...........       $   800        --           --               --          $    800

         During the third and fourth quarters of 2001, the Company experienced declines in revenue at its Xpedite and Voicecom operating units. During the fourth quarter of 2001, the Company assessed the outlook of various service offering revenues and evaluated the potential impairment of various assets associated with the operating equipment, goodwill and other intangible assets at Voicecom and Xpedite pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Management reviewed the identifiable undiscounted future cash flows, including the estimated residual value to be generated by the assets to be held and used by the business acquired in Xpedite and Voicecom at their asset grouping level. Based on the results of these assessments, the Company recorded the $131.5 million impairment in the fourth quarter of 2001.

XPEDITE IMPAIRMENT - 2001

          In Xpedite, an increasing rate of decline in the traditional store and forward fax business and weakness in the European and Asia Pacific regions of the business began to occur in the latter part of the third quarter and the early part of the fourth quarter. By the latter part of the fourth quarter, the outlook for revenue growth and the ability to sustain margins in the Xpedite operating segment had significantly changed from the outlook earlier in the quarter. The hospitality and financial services industries that comprise a significant portion of the Xpedite business had begun to display greater weakness than expected. Accordingly, management was concerned that a fair value assessment would potentially be lower than the carrying value on the balance sheet. A third party appraisal was performed using a discounted cash flow income approach to valuing the business using a 15% discount rate. The valuation resulted in an asset impairment related to the Xpedite operating segment of $99.0 million to reflect the carrying value in excess of fair value at December 31, 2001. Of the $99.0 million, property and equipment impairments of $0.7 million at Xpedite related primarily to the abandonment of its Indonesian operations due to declining revenues and profits. Indonesia represented less than 1% of Xpedite's revenues.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

VOICECOM IMPAIRMENT - 2001

          In Voicecom, the following occurred: (1) lack of a market materializing for the new Orchestrate product offering launched in the third quarter of 2000, (2) voice mail distribution channels related to direct selling organizations such as Amway and Primerica Financial Services diminished quicker than anticipated, (3) losses of corporate voice mail customers materialized, and
(4) new business did not develop. Management had taken two workforce reductions, and aggressively reduced Voicecom's business cost structure. However, the declines in revenue in the early fourth quarter were outpacing cost reductions. Management performed a valuation analysis of the business using the discounted cash flow income approach and compared this to valuations from potential buyers. From these valuations, an impairment of the net carrying value of the Voicecom operating segment was required. Accordingly, during the fourth quarter the Company took an impairment charge of $30.7 million to adjust the balance sheet carrying value of Voicecom to its fair value at December 31, 2001. Property and equipment impairments of $14.7 million at Voicecom related primarily to the abandonment of certain network operating equipment.

OTHER IMPAIRMENTS - 2001

         Additionally, management has recorded asset impairments totaling $1.8 million related to the carrying value of capitalized software associated with certain internal information systems at both Premiere Conferencing and the holding company that have been taken out of service.

REAL-TIME FAX IMPAIRMENT - 2000

         With the deregulation of most Asian telecommunications markets, Xpedite's cost advantage dissipated, and Xpedite decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The asset impairments of $0.8 million included the write-down of furniture and fixtures and real-time fax equipment including autodialers, faxpads and computers. The valuation was based on the fair value of the assets as of December 31, 2000. All equipment costs were incurred in conjunction with the closing of the real-time fax operations in Malaysia, Singapore, Hong Kong, Taiwan and Korea.

12.     INDEBTEDNESS

         Long term debt and capital lease obligations at December 31 is as follows (in thousands):


                                                      2001           2000
                                                      ----           ----
Notes payable to banks.....................        $   207         $  959
Equipment term loan........................          6,100             --
Capital lease obligations..................          8,369          5,303
                                                   -------          -----
Subtotal...................................         14,676          6,262
Less current portion.......................          6,124          1,676
                                                   -------          -----
                                                   $ 8,552         $4,586


         On September 30, 2001, the Company entered into a term equipment loan with United Missouri Bank. The loan proceeds of $6.5 million were used for equipment purchases associated with the Conferencing operating segment. The term of the loan is thirty months and the interest rate is the prime rate of United Missouri Bank. At December 31, 2001, that rate was 6.0%. The loan is collateralized by certain fixed assets of the Company. The loan agreement contains certain covenants that are usual and customary. At December 31, 2001, the Company was in compliance with all covenants. At December 31, 2001, amounts outstanding on this term loan were $6.1 million.


         During 2001, the Company entered into five capital lease obligations in the aggregate amount of $5.9 million. The interest rates implied in these capital leases are both fixed and variable in nature and on average yield approximately 7.7% interest. The leases were to fund the network equipment used in consolidating and upgrading Voicecom's voice messaging network and for headquarter expansion at Xpedite. The terms of these capital leases range from 36 to 60 months. During 2000, the Company entered into a capital lease for $2.5 million with a term of 39 months and an implied rate of interest of 10.8%. This capital lease was used to fund network equipment in Voicecom's voice messaging network in anticipation of a network upgrade in 2001 and consolidation of this network over 2001 through 2002. Five of these leases were transferred with the sale of the Voicecom business unit. See Note 23--"Subsequent Events."

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On September 29, 2000, the Company entered into a credit agreement (the "Agreement") for a one-year revolving credit facility with ABN AMRO Bank N.V. (the "Bank" or "Agent"). The Agreement provided for borrowings of up to $20.0 million, and was subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, subject to extension. The Company extended the agreement at September 30, 2001 for 364 days. The agreement was amended to provide for borrowings up to $13.5 million and is subject to certain covenants that are usual and customary for credit agreements of this nature. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the Agreement is, at the Company's option, (i) the Agent's Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. At December 31, 2001, no amounts were outstanding under the Agreement.


         In July 1997, the Company issued convertible subordinated notes ("Convertible Notes") of $172.5 million that mature on July 1, 2004 and bear interest at 5-3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The annual interest commitment associated with these notes is $9.9 million and is paid semi-annually on July 1 and January 1 of each year.


         As of December 31, 2001, future minimum capital lease payments and principal maturities under indebtedness, excluding notes payable to banks, are as follows (in thousands):



                                                                                     Convertible
                                                            Capital       Term       Subordinated
                         Year                               Leases        Loan          Notes            Total
                                                            ------        ----          ------           -----
2002...............................................         $4,211       $2,808        $     --        $  7,019
2003...............................................          3,591        2,808              --           6,399
2004...............................................          1,390          937         172,500         174,827
2005...............................................             --           --                              --
2006...............................................             --           --              --              --
Thereafter.........................................             --           --              --              --
                                                            ------       ------        --------        --------
Net minimum payments...............................         $9,192       $6,553        $172,500        $188,245
                                                                                       ========        ========
Less amount representing interest..................            823          453
                                                               ---          ---
Present value of net minimum payments..............          8,369        6,100
Less current portion...............................          3,615        2,509
                                                             -----        -----
Obligations under capital lease and equipment term
loan, net of current portion.......................         $4,754       $3,591
                                                           =======       ======


13.      ACCRUED EXPENSES

         Accrued expenses at December 31 are as follows: (in thousands):

                                                               2001       2000
                                                           ---------------------
Accrued wages, wage related taxes and benefits..........    $18,522     $10,415
Interest payable........................................      4,992       4,992
Accrued commissions.....................................      4,279       1,943
Accrued regulatory surcharges...........................      2,720       2,993
Accrued obligations - investments.......................      2,500          --
Other...................................................      9,720      22,567
                                                           ---------------------
                                                            $42,733     $42,910
                                                           ---------------------

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      FINANCIAL INSTRUMENTS

         The estimated fair value of certain financial instruments at December 31, 2001 and 2000 is as follows (in thousands):

                                                                                 2001                       2000
                                                                                 ----                       ----
                                                                         Carrying        Fair      Carrying         Fair
                                                                           Amount        Value      Amount          Value
                                                                           ------        -----      ------          -----
Cash and cash equivalents.......................................         $ 48,023     $ 48,023     $ 22,991       $22,991
Marketable securities, available for sale.......................            1,477        1,477        6,725         6,725
Convertible subordinated notes (see Note 12)....................          172,500      100,912      172,500        74,399
Notes payable, long-term debt and capital leases (see Notes 12
and 19).........................................................           14,676       14,676        6,262         6,262

         The carrying amount of cash and cash equivalents, marketable securities, accounts receivable and payable, and accrued expenses approximates fair value due to their short maturities. The fair value of the Convertible Notes is estimated based on market quotes. The carrying value of notes payable, long-term debt and capital lease obligations does not vary materially from fair value at December 31, 2001 and 2000.

15.     EQUITY BASED COMPENSATION CHARGES AND SHAREHOLDERS' EQUITY

EQUITY BASED COMPENSATION CHARGES

         The following summarizes the components of equity-based compensation expense for the years ended December 31, 2001, 2000 and 1999 (in thousands, except share data):


2001                                                                              Shares       Earned    Unearned
                                                                             -------------------------------------
Option exchange for restricted shares.......................................   2,404,561       $5,807     $2,120
Restricted shares issued to executive management............................   1,402,194        2,483      1,740
Note forgiveness related to restricted shares in former affiliates and
related                                                                                        11,072
   taxes (see note 18)......................................................
Compensation to management in association with restricted shares
   in former affiliates.....................................................                      497
Options and restricted shares issued for services rendered..................      15,000          570
                                                                             -------------------------------------
                                                                               3,821,755      $20,429     $3,860
                                                                               =========      =======     ======


2000
Deferred compensation amortization for restricted shares in former affiliates
   (see Note 18)............................................................                  $  2,102

1999
Deferred compensation amortization for restricted shares in former affiliates
   (see Note 18)............................................................                  $ 13,624

Option exchange for restricted shares

         Due to declines in the Company's share price over the course of the last several years, most of the employee and director option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees' and directors' interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefor vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

equity based compensation expense determined by using the closing price of the Company's common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption "Unearned restricted share compensation." This value was also determined using the closing price of the Company's common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. Assuming all employees at December 31, 2001 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $1.3 million in 2002, $0.5 million in 2003 and $0.3 million in 2004. A one-year trading restriction applies to all restricted shares between December 28, 2001 and December 28, 2002, with limited exceptions. See further discussion in "Restricted Stock Exchange Offer" section of Note 16--"Equity Based Compensation Plans."

         In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company's common stock.

RESTRICTED SHARES ISSUED TO EXECUTIVE MANAGEMENT

         Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management's performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and are restricted from trading for a one-year period. The remaining restricted shares vest straight line through 2004 and the anticipated equity based compensation expense resulting therefrom will be approximately $0.6 million a year from 2002 through 2004.

LOANS AND NOTE FORGIVENESS ASSOCIATED WITH RESTRICTED SHARES IN FORMER AFFILIATES AND RELATED TAXES


         During the second quarter of 1999, the Company awarded restricted share grants to the CEO, COO and certain other officers of Company owned shares held in certain investments in affiliates made in connection with its PtekVentures activities. These Company owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action, the Company recorded a $13.9 million non-cash gain resulting from the write-up to fair market value of these investments and a $13.1 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments. The Company recorded an additional non-cash charge of $1.2 million in 2000 related to the vesting of these grants.


         In 1999 and 2000, the Company loaned $6.3 million with recourse to the current CEO and COO to pay taxes in connection with these restricted share grants. These loans were due on December 31, 2006, accrued interest at 6.20% and were secured by the restricted shares granted. In March 2000, the Company agreed to forgive one-seventh of the principal plus accrued interest on such loans as of December 31, 2000, provided that the executives were employees of the Company on that date. Such amounts were forgiven as of December 31, 2000.

         In 2001, the Company agreed to forgive the recourse tax loans to the CEO and COO, effective as of December 31, 2001, provided that the executives were employees of the Company on that date. The principal and interest forgiven was $5.8 million and the employee tax liability assumed by the Company was $5.3 million. The tax liability was paid primarily in the first quarter of 2002.

COMPENSATION TO MANAGEMENT IN ASSOCIATION WITH RESTRICTED SHARES IN FORMER AFFILIATES

         In 2001, the Company approved discretionary bonuses in the aggregate amount of $0.5 million to two executive vice presidents of the Company who were awarded restricted share grants in affiliates during the second quarter of 1999, which shares had lost significant market value since the dates of grant.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OPTIONS AND RESTRICTED SHARES ISSUED FOR SERVICES RENDERED

         In 2000 and 2001 the Company issued stock options and restricted shares to consultants for various consulting services performed for the Company.

SHAREHOLDERS' EQUITY COMPONENTS

STOCK OPTION EXERCISES

         During 2001, 2000 and 1999, stock options were exercised under the Company's stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the "Code"). Approximately $1.6 million and $1.9 million were recorded as increases in additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during the years ended December 31, 2000 and 1999, respectively.

STOCK REPURCHASE PROGRAM

         In the second quarter of 2000, the Company's Board of Directors authorized a stock repurchase program under which PTEK may purchase up to 10% of the then outstanding shares of its common stock, or approximately 4.8 million shares. During 2001, the Company repurchased approximately 1.1 million shares of its common stock under this program for approximately $3.1 million. During 2000, the Company repurchased approximately 1.2 million shares of its common stock under this program for approximately $3.3 million. In addition to the shares repurchased during 2000, the Company repurchased approximately 1.1 million shares for approximately $9.1 million during its 1998 stock repurchase program. All of these shares are included in "Treasury stock, at cost" in the accompanying consolidated balance sheets.

401(K) PLAN

         The Company issued approximately 1,108,109 and 257,000 shares of its common stock during 2001 and 2000 respectively at a value of $1.6 million in each year as part of its match under the Company's 401(k) plan.

ASSOCIATE STOCK PURCHASE PLAN


         The Company offers an Amended and Restated Associate Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions. See Note 16--"Equity Based Compensation Plans" for plan details. Approximately 480,965, 479,000 and 103,000 shares of common stock valued at approximately $0.8 million, $1.4 million and $0.5 million were issued under this plan in 2001, 2000 and 1999, respectively.


OPTIONS EXCHANGED FOR RESTRICTED SHARES

         See description of activity included in "Equity Based Compensation Charges" section below.

OPTIONS ISSUED FOR SEVERANCE BENEFITS

         During 2001, the Company issued stock options for severance benefits to certain Voicecom executives terminated as part of the rationalization of workforce in both the second and fourth quarters of 2001. These stock options were immediately vested and had exercise prices below market value on the date of measurement. Accordingly the Company has recorded restructuring costs and an increase to paid in capital of $1.9 million associated with these severance benefits.

OPTIONS AND RESTRICTED SHARES ISSUED FOR SERVICES RENDERED

         See description of activity included in "Equity Based Compensation Charges" section below.

SHARES ISSUED FOR LEGAL SETTLEMENT

         During 2001, the Company issued 100,000 shares as part of a legal settlement with a former executive of the Company. This legal settlement was accrued for in prior years. The aggregate value of the shares issued on the date of the settlement was approximately $0.3 million and appears as an increase in common stock and additional paid in capital.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shareholder notes receivable

         The shareholder notes receivable relates to transactions in 2001, 2000 and 1999 where the Company advanced loans to the CEO of the Company and to a limited partnership in which the CEO has an indirect interest in association with exercises of options to purchase the Company's common stock. Loan advances totaled $0.8 million, $2.8 million and $0.1 million during 2001, 2000 and 1999, respectively. See Note 18--"Related Party Transactions."

16.     EQUITY BASED COMPENSATION PLANS

         The Company has four equity based compensation plans, the 1994 Stock Option Plan, the 1995 Stock Plan (the "1995 Plan"), the 1998 Stock Plan (the "1998 Plan") and the 2000 Directors Stock Plan (the "Directors Plan"), which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. These plans are administered by committees consisting of members of the board of directors of the Company.

         Options for all 960,000 shares of common stock available under the 1994 Stock Option Plan have been granted. All such options are non-qualified, provide for an exercise price equal to fair market value at date of grant, vest ratably over three years and expire eight years from date of grant.

         The 1995 Plan provides for the issuance of stock options, stock appreciation rights ("SARs") and restricted stock to employees. A total of 9,650,000 shares of common stock has been reserved in connection with the 1995 Plan. Options issued under the 1995 Plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral.

         Sharp declines in the market price of the Company's common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of the Company's common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company's philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998 the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive Officer Boland T. Jones) to $10.25, which was the closing price of the Company's common stock on such date. While the vesting schedules remained unchanged, the repriced and regranted options were generally subject to a twelve-month black-out period, during which the options could not be exercised. If an optionee's employment was terminated during the black-out period, he or she would forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of the Company's common stock on such date. Again, the vesting schedules remained the same and the repriced or regranted options were generally subject to a twelve-month black-out period during which the options could not be exercised. If the optionee's employment was terminated during the black-out period, he or she would forfeit any repriced or regranted options that first vested during the twelve month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intended to provide added incentive for the optionees to continue service.

         On July 22, 1998, the Board of Directors approved the 1998 Plan, which essentially mirrors the terms of the 1995 Plan except that it is not intended to be used for executive officers or directors. In addition, the 1998 Plan, because the shareholders did not approve it, does not provide for the grant of incentive stock options. Under the 1998 Plan, 8,000,000 shares of common stock are reserved for the grant of nonqualified stock options and other incentive awards to employees and consultants of the Company.


         The Company has adopted the Amended and Restated Associate Stock Purchase Plan ("ASPP") to encourage associates of Ptek to acquire a proprietary interest, or to increase their existing interest in the Company. The company has reserved 1,750,000 shares of common stock for purchase by associates under the plan. All employees who have worked a minimum of 20 hours per week for at least five months of each calendar year and who have completed two months of consecutive service are eligible to participate and purchase stock through payroll deductions. The purchase price of the stock

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

is equal to 85% of the fair market value of the common stock on either the purchase date or the offering date of each six month subscription period, whichever is lower. Purchases under the ASPP are limited to 20% of an associate's compensation for any pay period and a maximum fair market value of $25,000 for a calendar year. Approximately 481,000, 479,000 and 103,000 shares of common stock valued at approximately $0.8 million, $1.4 million and $0.5 million were issued under the ASPP in 2001, 2000, and 1999 respectively.

         On April 26, 2000 the Board of Directors approved the Directors Plan which was subsequently approved by the shareholders on June 7, 2000. The class of persons to participate in this plan consist solely of persons who, at the date of grant of Options, are Directors of the Company and are not employed by the Company or any of its subsidiaries or affiliates. Under the Directors Plan, the maximum number of shares that may be issued 1.0 million, of which no more than 10% shall be granted in the form of restricted stock, subject to antidilution adjustments as defined by the Plan.

RESTRICTED STOCK EXCHANGE OFFER

         On November 29, 2001, the Company filed with the Securities and Exchange Commission ("SEC") a Tender Offer Statement on Schedule TO relating to an offer by the Company to purchase from its employees and directors (and one former employee who was serving as a consultant to the Company) certain outstanding stock options having an exercise price of more than $3 per share in exchange for restricted shares of the Company's common stock at an exchange ratio of one share of restricted stock for each 2.5 options surrendered (the "Offer to Purchase"). A third party consultant was used in determining the exchange ratio. On December 28, 2001, the Offer to Purchase was completed, and the Company accepted for purchase options exercisable for approximately 6.0 million shares of common stock, and issued approximately 2.4 million shares of restricted stock in exchange for the options tendered. The restricted stock generally is subject to the same vesting schedule as the tendered options, and is subject to a 12-month blackout period during which time the restricted stock may not be sold except to pay withholding taxes or in the case of financial hardship.

         In accordance with FASB Interpretation No. 44, "Accounting For Certain Transactions Involving Stock Compensation--An Interpretation of APB Opinion No. 25," the Company recorded approximately $2.1 million as unearned compensation for the intrinsic value of the restricted stock on the effective date of the Offer to Purchase, calculated using the closing price of the Company's common stock on December 28, 2001. The unearned compensation will be amortized to "Equity based compensation" expense over the vesting period of the restricted stock.

         In addition, approximately 890,000 options that were eligible to be exchanged for restricted stock pursuant to the Offer to Purchase were not tendered. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company's common stock.

         As permitted under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company has elected to apply APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for awards (other than restricted share awards) issued under the Company's stock based compensation plans where the exercise price of such awards is equal to the market price of the underlying common stock at date of grant. Had compensation cost been determined under the market value method using Black-Scholes valuation principles, net loss and net loss per share would have been reduced to the following pro forma amounts:

                                                                 2001                 2000
                                                                 ----                 ----
                                                           (in thousands, except per share data)

Net loss:
As reported.........................................        $(242,120)               $(58,866)
Pro forma...........................................        $(269,542)               $(76,988)
Basic and Diluted Net loss per share:
   As reported......................................        $   (4.84)               $  (1.22)
   Pro forma........................................        $   (5.21)               $  (1.60)

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Significant assumptions used in the Black-Scholes option pricing model computations are as follows:


                                                                  2001              2000
                                                                  ----              ----
Risk-free interest rate.............................             4.18%           5.13% - 5.61%
Dividend yield......................................                0%                      0%
Volatility factor...................................               90%                     99%
Weighted average expected life......................        3.79 years              3.75 years


         The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years. A summary of the status of the Company's stock plans is as follows:

                                                                                   Weighted
                                                                                   Average
Fixed Options                                                     Shares        Exercise Price
-------------                                                     ------        --------------
Options outstanding at December 31, 1998............            13,949,856          $5.79
   Granted..........................................             2,886,414           6.94
   Exercised........................................             (519,904)           2.08
   Forfeited........................................           (1,945,690)           5.99
                                                               -----------           ----
Options outstanding at December 31, 1999............            14,370,676          $6.13
                                                                ==========          =====
   Granted..........................................             3,906,375           5.90
   Exercised........................................           (2,374,778)           2.55
   Forfeited........................................           (1,410,991)           6.04
                                                               -----------           ----
Options outstanding at December 31, 2000............            14,491,282          $6.67
                                                                ==========          =====
   Granted..........................................             3,589,584           2.65
   Exercised........................................             (158,551)           0.07
   Exchanged for restricted shares..................           (6,008,327)           6.23
   Forfeited........................................           (1,649,555)           6.34
                                                               -----------           ----
Options outstanding at December 31, 2001............            10,264,433          $5.49
                                                                ==========          =====

         The following table summarizes information about stock options outstanding at December 31, 2001:


                                                                 Weighted Average
                                               Weighted          Exercise Price of                        Price of
     Range of               Options         Average Exercise         Options             Options          Options
  Exercise Prices         Outstanding        Remaining Life        Outstanding         Exercisable      Exercisable
  ---------------         -----------        --------------        -----------         -----------      -----------
$0 - $4.99                 4,465,666             6.63                $ 2.44             1,601,308          $ 1.41
$5.00 - $9.99              4,808,602             4.19                  6.03             4,583,678            6.02
$10.00 - $14.99              489,238             3.16                 10.37               488,404           10.37
$15.00 - $30.00              500,927             2.25                 22.68               500,864           22.68
                          ----------             ----                ------             ---------          ------
                          10,264,433             5.11                $ 5.49             7,174,254          $ 6.45
                          ==========             ====                ======             =========          ======


        For options granted during the year whose exercise price is less than the market price of the stock on the date of the grant, the weighted average exercise price is $0.21 per share and the weighted average fair market value is $2.74.

17.     EMPLOYEE BENEFIT PLANS

         The Company sponsors a defined contribution retirement plan covering substantially all full-time employees. This plan allows employees to defer a portion of their compensation and associated income taxes pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions for the benefit of employees under this plan. The Company made contributions of $1.6 million in 2001, 2000 and 1999, respectively.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.      RELATED-PARTY TRANSACTIONS

         The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company.

LOANS AND NOTE FORGIVENESS ASSOCIATED WITH RESTRICTED SHARES IN FORMER
AFFILIATES

         During the second quarter of 1999, the Company awarded restricted share grants to the CEO, COO and certain other officers of Company owned shares held in certain investments in affiliates made in connection with PtekVentures activities. These Company-owned shares included 168,000 shares of WebMD Series E Common Stock and 6,461 shares of WebMD Series F Preferred Stock, and 70,692 shares of USA.NET Series C Preferred Stock. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action, the Company recorded a $13.9 million non-cash gain resulting from the write-up to fair market value of these investments and a $13.1 million non-cash expense related to the partial vesting of these grants. The gain reflects the difference between the Company's cost basis and fair market value at date of grant of these investments. The Company recorded an additional non-cash charge of $1.2 million in 2000 related to the vesting of these grants.

         In 1999 and 2000, the Company loaned $6.3 million with recourse to the current CEO and COO to pay taxes in connection with these restricted share grants. These loans were due on December 31, 2006, accrued interest at 6.20% and were secured by the restricted shares granted. In March 2000, the Company agreed to forgive one-seventh of the principal plus accrued interest on such loans as of December 31, 2000, provided that the executives were employees of the Company on that date. Such amounts were forgiven as of December 31, 2000.

         In 2001, the Company agreed to forgive the recourse tax loans to the CEO and COO, effective as of December 31, 2001, provided that the executives were employees of the Company on that date. The principal and interest forgiven was $5.8 million and the employee tax liability assumed by the Company was $5.3 million. The tax liability was paid primarily in the first quarter of 2002.

NOTES RECEIVABLE - SHAREHOLDER

         The Company has advanced loans to the CEO of the Company and a limited partnership in which he has an indirect interest. These loans were made pursuant to the CEO's employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable Federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans are recorded in the equity section of the balance sheet under the caption "Notes receivable, shareholder." At December 31, 2001, the aggregate amount of these loans was $4.6 million.

USE OF AIRPLANE

         During 2001, 2000 and 1999, the Company leased the use of an airplane from a limited liability company that is owned 99% by the Company's CEO and 1% by the Company. In connection with this lease arrangement, the Company has incurred costs of $2.2 million, $1.8 million and $1.1 million in 2001, 2000 and 1999, respectively, to pay the expenses of maintaining and operating the airplane.

STRATEGIC CO-MARKETING ARRANGEMENT

         The Company has a strategic co-marketing arrangement with WebMD, a former affiliate. The terms of the agreement provide for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase the Company's products. The Company in turn is obligated to purchase portal rights from WebMD for $4 million over four years to assist in marketing its products. Under this agreement, which expires on February 17, 2003, the Company recognized revenue of approximately $2.5 million, $2.5 million and $2.1 million in 2001, 2000 and 1999, respectively. WebMD also subleased floor space in the Company's headquarters for approximately $0.7 million in each of the three years ended December 31, 2001, 2000 and 1999.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.     COMMITMENTS AND CONTINGENCIES

OPERATING LEASE COMMITMENTS

         The Company leases computer and telecommunications equipment, office space and other equipment under noncancelable lease agreements. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2001 are as follows (in thousands):


2002...............................................         $12,966
2003...............................................          10,873
2004...............................................           9,023
2005...............................................           8,247
2006...............................................           7,102
Thereafter.........................................          23,943
                                                             ------
Net minimum lease payments.........................         $72,154
                                                            =======


         Rent expense under operating leases was approximately $13.7 million, $16.8 million and $16.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. Facilities rent is reduced by sublease income of approximately $0.7 million, $0.6 million and $0.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

SUPPLY AGREEMENTS


         The Company obtains telecommunications services pursuant to supply agreements with telecommunications service providers. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain telecommunications services in the future at favorable prices or at all, and the unavailability of telecommunications services, or a material increase in the price at which the Company is able to obtain telecommunications services, would have a material adverse effect on the Company's business, financial condition and results of operations. Certain of these agreements provide for minimum purchase requirements. The Company is currently a party to telecommunications service contracts with two service providers that require the Company to purchase a minimum amount of services through 2006. The total amount of the minimum purchase requirements in 2001 was approximately $7.0 million, of which the Company has incurred metered telecommunications costs in excess of these minimums.


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

         The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. ("Voice-Tel") franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002, and the mediation process is continuing.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom Systems, the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC, 2000, and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002, and the mediation process is continuing.

         On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys' fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002 and February 4-7, 2002.

         On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the Plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs,

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002 and February 4-7, 2002.

         On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. This case is in discovery and is set for trial in June 2002.

         On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite's motion. The trial was held on January 29-31, 2002 which resulted in a verdict for the Plaintiff in the amount of $103,000. Xpedite is presently evaluating its options with respect to an appeal.

         On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. ('JOBA"), a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a Complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate Complaint against JOBA and Digital Communication Services, Inc. ("Digital") in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel's right to terminate the franchise agreements with JOBA and Digital. JOBA and Digital subsequently dismissed their efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002 answered Voice-Tel's Complaint and asserted counterclaims for breach of franchise agreement and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. ("PCI") and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the Court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. The litigation with JOBA and Digital is ongoing and is in discovery.

         The Company filed a complaint against Qwest Communications Corporation ("Qwest") in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK's breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses. The Company filed a Motion for Partial Summary Judgment on October 19, 2001. The parties are now engaged in negotiations directed at resolution of all claims and counterclaims.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff seeks to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company's potential liability under the Guaranty is limited to the lesser of the lease obligations or $2,000,000, together with attorneys' fees, interest and collection expenses. The Company intends to answer and defend the lawsuit.

         The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

20.      INCOME TAXES

         Income tax (benefit) provision for 2001, 2000 and 1999 is as follows (in thousands):

                                                           2001               2000             1999
                                                           ----               ----             ----

Current:
   Federal..........................................    $ (9,125)            $ 5,335         $ 11,599
   State............................................          241              1,328            2,411
   International....................................        2,373              2,788            2,304
                                                        ---------            -------         --------
                                                          (6,511)              9,451           16,314
                                                        ---------            -------         --------

Deferred:
   Federal..........................................     (16,055)              1,745           15,247
   State............................................      (3,415)              (163)            4,897
   International....................................      (6,062)                204          (1,160)
                                                        ---------            -------         --------
                                                         (25,532)              1,786           18,984
                                                        ---------            -------         --------
                                                        $(32,043)            $11,237         $ 35,298
                                                        =========            =======         ========

         The difference between the statutory federal income tax rate and the Company's effective income tax rate applied to income before income taxes for 2001, 2000 and 1999 is as follows (in thousands):

                                                                    2001             2000             1999
                                                                    ----             ----             ----
Income taxes at federal statutory rate....................        $(95,957)        $(16,466)         $   632
State taxes, net of federal benefit.......................          (3,258)          (1,500)           1,688
Foreign taxes.............................................          (3,689)            1,015             307
Change in valuation allowance.............................           21,743              783           1,234
Other items, primarily goodwill amortization..............           49,118           27,405          31,437
                                                                  ---------        ---------         -------
Income taxes at the Company's effective rate..............        $(32,043)        $  11,237         $35,298
                                                                  =========        =========         =======

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

                                                                                 2001            2000
                                                                                 ----            ----
Deferred tax assets:
   Net operating loss carryforwards...................................         $39,087          $19,302
   Intangible assets..................................................           9,096            3,728
   Restructuring costs................................................           1,471              723
   Accrued expenses...................................................          12,911           10,500
   Investments........................................................              49               --
   Property and equipment.............................................           6,484            5,757
                                                                                 -----            -----
                                                                                69,098           40,010
Deferred tax liabilities:
   Intangible assets..................................................         (3,410)         (18,905)
   Unrealized gain on marketable equity securities....................           (457)          (1,501)
   Other liabilities..................................................        (16,332)         (17,980)
                                                                              --------         --------
                                                                              (20,199)         (38,386)
   Valuation allowance................................................        (28,233)          (6,490)
                                                                              --------          -------
   Deferred income taxes, net.........................................         $20,666         $(4,866)
                                                                               =======         ========

        At December 31, 2001, the Company had federal income tax net operating loss carryforwards of approximately $44.9 million expiring in 2005 through 2021. The utilization of some of the net operating losses are subject to Internal Revenue Code Section 382 limitations due to prior ownership changes. Additionally, at December 31, 2001 the Company had federal capital loss carryforwards of approximately $8.6 million. Tax benefits of approximately $1.6 million and $2.0 million in 2000 and 1999, respectively, are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

        The Company has been able to carryback capital losses generated in the current year against prior years capital gains for approximately $9.2 million in federal income tax refunds. This refund due has been recorded as "federal income tax receivable" on the balance sheet at December 31, 2001.

        The net increase in the valuation allowance of $21.7 million was due to foreign and federal net operating losses that may be unrealized due to legal reorganizations and federal net operating loss limitations.

21.     STATEMENT OF CASH FLOW INFORMATION

   Supplemental disclosure of cash flow information (in thousands):

                                                                                 2001             2000             1999
                                                                                 ----             ----             ----
Cash paid (received) during the year for:
   Interest............................................................         $11,283           $11,324         $29,164
   Income taxes, net...................................................         $(4,505)          $17,100          $4,527
Cash paid for acquisitions accounted for as purchases are as follows:
   Fair value of assets acquired.......................................           $5,828          $ 2,623         $37,633
   Less liabilities assumed............................................               --               --          13,099
   Less common stock issued to sellers.................................               --               --           4,443
   Cash paid for transaction costs and liabilities assumed.............               --               --             858
                                                                                 -------          -------         -------
   Net cash paid.......................................................          $ 5,828          $ 2,623         $20,949
                                                                                 =======          =======         =======

NON-CASH INVESTING AND FINANCING ACTIVITIES:

         During 2001 the Company acquired $5.9 million of equipment though capital leases. During 2001 the Company exchanged options for restricted stock. Additionally, during 2001, the Company made a discretionary contribution of $1.6 million for the benefit of employees in Company stock.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

22.     SEGMENT REPORTING

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the "Company" or "PTEK") is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration), multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery), IVR (interactive voice response), network based voice messaging and unified personal communications (advanced personal communications management systems that integrate voice mail, e-mail and fax messaging). The Company's reportable segments align the Company into three operating segments based on product offering. These segments are Premiere Conferencing, Xpedite and Voicecom. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Xpedite offers a comprehensive suite of value-added multimedia messaging services through its worldwide proprietary messaging platforms. Xpedite's customers are primarily global Fortune 1000 companies. Voicecom offers a suite of integrated communications solutions including network based voice messaging, IVR services and unified personal communications services. Voicecom targets key vertical markets such as direct selling organizations, financial services, telecom providers, real estate and healthcare. Retail Calling Card Services is a business segment that the Company exited through the sale of its revenue base effective August 1, 2000. It primarily consisted of the Premiere WorldLink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users. On
March 26, 2002 the Company sold substantially all the assets of the Voicecom operating segment. See Note 23--"Subsequent Events." Adjusted EBITDA is management's primary measure of segment profit and loss.

         On January 1, 2001, management responsibility for international conferencing and voice messaging services was transferred from Xpedite to Premiere Conferencing and Voicecom, respectively. Prior to that date, these international revenues were reported in the Xpedite operating segment. Beginning on January 1, 2001, these international revenues have been reported in the Premiere Conferencing and Voicecom operating segments. In order to report comparable operating segment financial results, certain financial information for years prior to 2001 has been reclassified to reflect the pro forma effect of this management change.

                       PTEK HOLDINGS,INC.AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Information concerning the operations in these reportable segments is as follows (in millions):


                                                                                      Year Ended December 31,
                                                                                      -----------------------
                                                                             2001               2000              1999
                                                                             ----               ----              ----
REVENUES:
   Xpedite........................................................          $215.7             $230.1            $ 239.2
   Voicecom.......................................................            92.5              119.9              128.5
   Premiere Conferencing..........................................           115.1               73.4               53.8
   Retail Calling Card Services...................................               -               13.7               37.2
   Eliminations/(1)/...............................................           (0.4)              (0.2)              (0.3)
                                                                            ------             ------            -------
   Totals.........................................................          $422.9             $436.9            $ 458.4
                                                                            ======             ======            =======

OPERATING PROFIT (LOSS):
   Xpedite........................................................        $(146.1)            $(39.9)           $ (30.4)
   Voicecom.......................................................          (53.6)             (16.5)             (17.4)
   Premiere Conferencing..........................................            11.4              (0.4)              (3.8)
   Retail Calling Card Services...................................               -              (1.1)             (43.8)
   Corporate......................................................          (42.4)             (18.3)             (42.4)
   Eliminations/(1)/..............................................              --              (0.2)              (0.3)
                                                                                                -----              -----
   Totals.........................................................        $(230.7)            $(76.4)           $(138.1)
                                                                          ========            =======           ========

ADJUSTED EBITDA/(2)/:
   Xpedite.......................................................            $48.5              $55.4             $ 60.4
   Voicecom......................................................              3.5               13.9               14.7
   Premiere Conferencing.........................................             28.6               13.7                9.0
   Retail Calling Card Services..................................                -                1.6              (5.8)
   Corporate.....................................................           (16.8)             (15.7)             (25.6)
   Eliminations/(1)/.............................................               --              (0.2)              (0.3)
                                                                             -----              -----              -----
   Totals........................................................            $63.8              $68.7              $52.4
                                                                             =====              =====              =====

                                                                                          As of December 31,
                                                                                          ------------------
                                                                             2001               2000               1999
                                                                             ----               ----               ----
IDENTIFIABLE ASSETS:
   Xpedite........................................................         $ 214.5             $391.6             $455.8
   Voicecom.......................................................            40.2               90.2               95.6
   Premiere Conferencing..........................................            69.0               75.0               76.2
   Retail Calling Card Services...................................              --                 --               10.9
   Corporate......................................................            62.7               74.1              132.0
                                                                              ----               ----              -----
   Total..........................................................          $386.4             $630.9             $770.5
                                                                            ------             ------             ------


/(1)/ Eliminations are primarily comprised of revenue eliminations from business transacted between Xpedite and Premiere Conferencing.
/(2)/  Adjusted EBITDA is not a standard accounting term as defined by GAAP.

                       PTEK HOLDING,INC.AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    A reconciliation of operating loss and Adjusted EBITDA to income (loss) before income taxes is as follows (in millions):

                                                                            2001            2000           1999
                                                                            ----            ----           ----
Adjusted EBITDA...................................................         $ 63.8          $ 68.7         $ 52.4
Less depreciation and amortization................................         (129.6)         (143.7)        (168.9)
Less restructuring costs..........................................          (10.6)            0.1           (8.0)
Less asset impairments............................................         (131.6)           (0.8)            --
Less equity based compensation....................................          (20.4)           (2.1)         (13.6)
Less legal settlements, net.......................................           (2.3)            1.4             --
                                                                             -----          -----          -----

Operating loss....................................................        $(230.7)         $(76.4)       $(138.1)
Less interest expense.............................................          (12.1)          (11.7)         (25.5)
Plus interest income..............................................            0.8             1.1            0.8
Plus gain on sale of marketable securities........................            3.0            59.6          152.1
Less asset impairment and obligations - investments...............          (31.7)          (15.0)            --
Less amortization of goodwill - equity investments................           (1.6)           (4.9)            --
Plus other income (expense), net..................................           (1.9)           (0.3)           12.5
                                                                          --------         -------           ----
Income (loss) before income taxes.................................        $(274.2)         $(47.6)          $ 1.8
                                                                          ========         =======          =====

   Information concerning revenues from groups of similar products and services are as follows (in millions):

                                                                           2001         2000         1999
                                                                           ----         ----         ----
E-mail, fax and messaging.........................................        $215.7       $230.1       $239.2
Voice and unified messaging.......................................          70.7        101.5        111.0
Conferencing......................................................         115.1         73.4         53.8
Interactive voice response........................................          12.2         12.2         10.9
Wholesale calling card services...................................           9.6          6.2          6.6
Retail calling card services......................................            --         13.7         37.2
Eliminations......................................................         (0.4)        (0.2)        (0.3)
                                                                          ------       ------       ------
   Total..........................................................        $422.9       $436.9       $458.4
                                                                          ======       ======       ======

    Information concerning depreciation expense for each reportable segment is as follows (in millions):

                                                                            2001        2000         1999
                                                                            ----        ----         ----
Xpedite...........................................................         $12.8        $11.8        $14.3
Voicecom..........................................................          14.7         17.9         17.2
Premiere Conferencing.............................................           7.1          6.0          4.2
Retail Calling Card Services......................................            --          2.6         32.6
Corporate.........................................................           0.8          2.2          1.6
                                                                           -----        -----        -----
   Total..........................................................         $35.4        $40.5        $69.9
                                                                           =====        =====        =====

    Information concerning capital expenditures for each reportable segment is as follows (in millions):

                                                                            2001         2000        1999
                                                                            ----         ----        ----
Xpedite..........................................................          $15.8        $15.4        $12.4
Voicecom.........................................................            2.9         12.2         16.6
Premiere Conferencing............................................            9.8          7.1          9.7
Retail Calling Card Services.....................................             --           --           --
Corporate........................................................             --          0.3          5.5
                                                                           -----        -----        -----
   Total.........................................................          $28.5        $35.0        $44.2
                                                                           =====        =====        =====

                       PTEK HOLDING,INC.AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   The following table presents financial information based on the Company's geographic segments for the years ended December 31, 2001, 2000 and 1999 (in millions):

                                                                                             Operating        Identifiable
                                                                        Net Revenues       Income (Loss)         Assets
                                                                        ------------       -------------         ------
2001
North America....................................................            $314.9            $(224.0)          $321.9
Asia Pacific.....................................................              51.8               (0.4)            27.1
Europe...........................................................              56.2               (6.3)            37.4
                                                                               ----               -----            ----
    Total........................................................            $422.9            $(230.7)          $386.4
                                                                             ======            ========          ======

2000
North America....................................................            $319.2             $(88.5)          $565.0
Asia Pacific.....................................................              66.9                 0.4            30.8
Europe...........................................................              50.8                11.7            35.1
                                                                              -----              ------           -----
    Total........................................................            $436.9            $ (76.4)          $630.9
                                                                             ======            ========          ======

1999
North America....................................................            $333.5            $(149.7)          $673.6
Asia Pacific.....................................................              71.1                 9.3            55.9
Europe...........................................................              53.8                 2.3            41.0
                                                                              -----             -------           -----
    Total........................................................            $458.4            $(138.1)          $770.5
                                                                             ======            ========          ======

23       SUBSEQUENT EVENTS

         On March 26, 2002 the Company sold substantially all the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Goup for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS No. 144, the transaction will be accounted for as a discontinued operation in the first quarter of 2002. The Voicecom discontinued operations will include the loss from operations through the closing date and the loss on disposal, the amount of which loss will depend on certain adjustments in the purchase agreement. The table below provides unaudited pro forma summary financial information of the Company adjusted for the exclusion of the Voicecom operating segment, except the Australian operations (in thousands):

                                        -------------------------
                                         As of December 31, 2001
                                        -------------------------
Current assets                           $      140,889
Property, plant and equipment, net       $       64,730
Total assets                             $      361,617

Current liabilities                      $      109,121
Long term debt and lease obligations     $      177,301
Total liabilities                        $      286,422

                                        -------------------------
                                            For the year ended
                                            December 31, 2001
                                        -------------------------
Revenue                                  $      331,787
Adjusted EBITDA                          $       60,655
Operating income                         $     (176,818)

The Company terminated its credit agreement with ABN AMRO Bank in all material respects in connection with the sale.

                       PTEK HOLDING,INC.AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

         The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2001. Certain prior quarter results have been reclassified to conform with current period presentation. The information has been derived from the Company's unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.


                                                            First       Second        Third       Fourth
                                                           Quarter      Quarter      Quarter      Quarter      Total
                                                        ----------------------------------------------------------------
Year ended December 31, 2001
   Revenue...........................................    $ 108,377     $ 109,268   $ 103,912    $ 101,373     $ 422,930
   Gross profit......................................       80,953        82,642      78,438       78,089       320,122
   Operating loss....................................      (17,594)      (24,962)    (17,870)    (170,300)     (230,726)
   Net loss..........................................      (23,552)      (42,932)    (17,626)    (158,010)     (242,120)
   Net loss per share - basic and diluted............    $   (0.48)    $   (0.86)  $   (0.35)   $   (3.12)    $   (4.84)

Year ended December 31, 2000
   Revenue...........................................    $ 115,713     $ 111,458   $ 105,360    $ 104,404     $ 436,935
   Gross profit......................................       84,250        83,182      77,644       76,419       321,495
   Operating loss ...................................      (17,434)      (15,832)    (19,060)     (24,031)      (76,357)
   Net income (loss).................................        8,295       (12,932)    (16,240)     (37,989)      (58,866)
   Net income (loss) per share - basic and diluted...    $    0.17     $   (0.27)  $   (0.34)   $   (0.78)    $   (1.22)


         The results of operations in the 2001 second and fourth quarters include charges associated with asset impairments, equity based compensation, restructuring costs, net legal settlements and related expenses and asset impairments and obligations - investments. For a further discussion of these charges and gains see Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On October 2, 2001, PTEK dismissed Arthur Andersen, LLP as its independent accountants and engaged PricewaterhouseCoopers, LLP as its new independent accountants. In connection with the change of accountants, there were no disagreements or reportable events as described in Item 304 of Regulation S-K. The change in certifying accountants was reported in PTEK's Current Report on Form 8-K, dated October 2, 2001 and filed with the SEC on October 9, 2001.

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

EXHIBIT
NUMBER                                                          DESCRIPTION
------                                                          -----------
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

Exhibit
Number                                                          Description
------                                                          -----------
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

3.2            Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the
               Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant's Annual
               Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2000).

3.3            Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit
               3.1 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, as filed on August 14, 2001).

3.3(a)         Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc.

4.1            See Exhibits 3.1-3.3 (including 3.3(a)) for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

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


Exhibit
Number                                                          Description
------                                                          -----------
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

10.12          Restricted Stock Award Agreement between the Registrant and Boland T. Jones dated May 5, 1999 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.13          Restricted Stock Award Agreement between the Registrant and Jeffrey A. Allred dated May 5, 1999 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.14          Restricted Stock Award Agreement between the Registrant and Patrick G. Jones dated May 5, 1999 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.15          Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.16          Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.17          Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the
               Registrant's Registration Statement on Form S-1 (No. 33-80547)).**


Exhibit
Number                                                          Description
------                                                          -----------
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


Exhibit
Number                                                          Description
------                                                          -----------
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

10.45          Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).

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


Exhibit
Number                                                          Description
------                                                          -----------

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

10.52          Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).

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

21.1           Subsidiaries of the Registrant.

23.1           Consent of PricewaterhouseCoopers LLP.

23.2           Consent of Arthur Andersen LLP.

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

(b)      REPORTS ON FORM 8-K.

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


                                             Date:  March 28, 2002

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

                 Signature                                      Title                                     Date
                 ---------                                      -----                                     ----
            /s/ Boland T. Jones                       Chairman of the Board and Chief                March 28, 2002
-------------------------------------------              Executive Officer (principal
              Boland T. Jones                            executive officer) and
                                                         Director

          /s/ William E. Franklin                     Executive Vice President and                   March 28, 2002
-------------------------------------------              Chief Financial Officer
            William E. Franklin                          (principal financial and
                                                         accounting officer)

         /s/ George W. Baker, Sr.                     Director                                       March 28, 2002
-------------------------------------------
           George W. Baker, Sr.

        /s/ Raymond H. Pirtle, Jr.                    Director                                       March 28, 2002
-------------------------------------------
          Raymond H. Pirtle, Jr.

           /s/ Jeffrey A. Allred                      President and Chief Operating                  March 28, 2002
-------------------------------------------              Officer and Director
             Jeffrey A. Allred

            /s/ Jackie M. Ward                        Director                                       March 28, 2002
-------------------------------------------
              Jackie M. Ward

           /s/ Jeffrey T. Arnold                      Director                                       March 28, 2002
-------------------------------------------
             Jeffrey T. Arnold

         /s/ Jeffrey M. Cunningham                    Director                                       March 26, 2002
-------------------------------------------
           Jeffrey M. Cunningham

            /s/ Hermann Buerger                       Director                                       March 26, 2002
-------------------------------------------
              Hermann Buerger

         /s/ J. Walker Smith, Jr.                     Director                                       March 26, 2002
-------------------------------------------
           J. Walker Smith, Jr.

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

Exhibit
Number                                                          Description
------                                                          -----------
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

3.2            Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the
               Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant's Yearly
               Report on Form 10-K for the year ended December 31, 1999, as filed on March 30, 2001).

3.3            Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit
               3.1 to the Registrant's Amended Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2001, as filed on August 14, 2001).

Exhibit
Number                                                          Description
------                                                          -----------
3.3(a)         Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc.

4.1            See Exhibits 3.1-3.3 (including Exhibit 3.3(a)) for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

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
               33-80547)).**

Exhibit
Number                                                          Description
------                                                          -----------

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

10.12          Restricted Stock Award Agreement between the Registrant and Boland T. Jones dated May 5, 1999 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.13          Restricted Stock Award Agreement between the Registrant and Jeffrey A. Allred dated May 5, 1999 (incorporated by reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.14          Restricted Stock Award Agreement between the Registrant and Patrick G. Jones dated May 5, 1999 (incorporated by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.15          Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

10.16          Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).**

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

Exhibit
Number                                                          Description
------                                                          -----------
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

Exhibit
Number                                                          Description
------                                                          -----------
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

10.44          Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999).

10.45          Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan  (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000).

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

10.52          Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
               1999, as filed on March 30, 2000.

Exhibit
Number                                                          Description
------                                                          -----------
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

21.1           Subsidiaries of the Registrant.

23.1           Consent of PricewaterhouseCoopers LLP.

23.2           Consent of Arthur Andersen LLP.

* Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

** Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.