Form 10-Q
period 2002-03-31
PTEK HOLDINGS INC
filed 2002-05-15
CIK 880804

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

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

             (1) Yes [X] No [_]               (2) Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                      Outstanding at May 13, 2002
                   -----                      ---------------------------
        Common Stock, $0.01 par value              54,752,436 Shares

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                                    Page
                                                                                    ----
PART I   FINANCIAL INFORMATION

     Item 1   Financial Statements

              Condensed Consolidated Balance Sheets

              as of March 31, 2002 and December 31, 2001 .......................       1

              Condensed Consolidated Statements of Operations
              for the Three Months Ended March 31, 2002 and 2001 ...............       2

              Condensed Consolidated Statements of Cash Flows
              for the Three Months Ended March 31, 2002 and 2001 ...............       3

              Notes to Condensed Consolidated Financial Statements .............       4

     Item 2   Management's Discussion and Analysis of Financial Condition
              and Results of Operations ........................................      13

     Item 3   Quantitative and Qualitative Disclosures About Market Risk .......      20

PART II   OTHER INFORMATION

       Item 1 Legal Proceedings ................................................      20

       Item 2 Changes in Securities ............................................      23

       Item 3 Defaults Upon Senior Securities ..................................      23

       Item 4 Submission of Matters to a Vote of Security Holders ..............      23

       Item 5 Other Information ................................................      23

       Item 6 Exhibits and Reports on Form 8-K .................................      23

SIGNATURES .....................................................................      24

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                       March         December
                                                                                                     31, 2002        31, 2001
                                                                                                    --------------------------
                                                                                                    (Unaudited)      (Audited)
                                                                                                    --------------------------
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents ...............................................................        $    40,753     $   48,023
   Marketable securities, available for sale ...............................................                770          1,477
   Accounts receivable (less allowance of $6,739 and $8,278, respectively) .................             62,147         58,613
   Federal income tax receivable ...........................................................                  -          9,208
   Prepaid expenses and other ..............................................................              7,389          7,982
   Deferred income taxes, net ..............................................................             12,911         13,743
                                                                                                    -----------     ----------
      Total current assets .................................................................            123,970        139,046

PROPERTY AND EQUIPMENT, NET ................................................................             65,943         91,349

OTHER ASSETS
   Goodwill ................................................................................            123,066        123,066
   Intangibles, net ........................................................................             18,090         21,880
   Deferred income taxes, net ..............................................................             12,289          6,923
   Other assets ............................................................................              4,040          4,174
                                                                                                    -----------     ----------
                                                                                                    $   347,398     $  386,438
                                                                                                    ===========     ==========
             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable ........................................................................        $    45,458     $   56,862
   Deferred revenue ........................................................................                123            452
   Accrued taxes ...........................................................................             13,714         16,031
   Accrued liabilities .....................................................................             28,814         42,733
   Current maturities of long-term debt and capital lease obligations ......................              3,042          6,124
   Accrued restructuring, merger costs and other special charges ...........................              1,933          3,728
                                                                                                    -----------     ----------
      Total current liabilities ............................................................             93,084        125,930
                                                                                                    -----------     ----------

LONG-TERM LIABILITIES
   Convertible subordinated notes ..........................................................            172,500        172,500
   Long-term debt and capital lease obligations ............................................              3,603          8,552
   Other accrued liabilities ...............................................................              5,425            424
                                                                                                    -----------     ----------
      Total long-term liabilities ..........................................................            181,528        181,476
                                                                                                    -----------     ----------

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
   Common stock, $0.01 par value; 150,000,000 shares authorized, 57,673,561 and 56,984,575 shares issued at March 31, 2002 and December 31, 2001, respectively, and 54,264,281 and 53,584,639 shares issued and outstanding at March 31, 2002 and

     December 31, 2001, respectively .......................................................                576            569
   Unrealized gain on marketable securities, available for sale ............................                342            722
   Additional paid-in capital ..............................................................            600,165        597,885
   Unearned restricted stock compensation ..................................................             (2,672)        (3,860)
   Treasury stock, at cost .................................................................            (15,535)       (15,494)
   Note receivable, shareholder ............................................................             (4,593)        (4,593)
   Cumulative translation adjustment .......................................................             (5,160)        (5,775)
   Accumulated deficit .....................................................................           (500,337)      (490,422)
                                                                                                    -----------     ----------
      Total shareholders' equity ...........................................................             72,786         79,032
                                                                                                    -----------     ----------
                                                                                                    $   347,398     $  386,438
                                                                                                    ===========     ==========

                   Accompanying notes are integral to these condensed
                       consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                           2002            2001
                                                                                         -------------------------
                                                                                               (Unaudited)
                                                                                         -------------------------
REVENUES .......................................................................         $  83,321       $  82,334
TELECOMMUNICATIONS COSTS .......................................................            16,801          20,256
                                                                                         ---------       ---------
GROSS PROFIT ...................................................................            66,520          62,078
DIRECT OPERATING COSTS .........................................................            13,080          11,958
                                                                                         ---------       ---------
CONTRIBUTION MARGIN ............................................................            53,440          50,120
OTHER OPERATING EXPENSES
   Selling and marketing .......................................................            22,269          18,767
   General and administrative ..................................................            12,850          14,176
   Research and development ....................................................             2,207           2,589
   Depreciation ................................................................             5,234           5,047
   Amortization ................................................................             3,791          22,350
   Equity based compensation ...................................................             1,145               -
                                                                                         ---------       ---------
     Total operating expenses ..................................................            47,496          62,929
                                                                                         ---------       ---------

OPERATING INCOME (LOSS) ........................................................             5,944         (12,809)
                                                                                         ---------       ---------

OTHER INCOME (EXPENSE)
   Interest, net ...............................................................            (2,882)         (2,527)
   Gain on sale of marketable securities .......................................               789           1,604
   Asset impairment and obligations- investments ...............................                 -          (4,755)
   Amortization of goodwill - equity investments ...............................                 -          (1,612)
   Other, net ..................................................................               (30)           (379)
                                                                                         ---------       ---------
     Total other income (expense) ..............................................            (2,123)         (7,669)
                                                                                         ---------       ---------

INCOME/(LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES ...................             3,821         (20,478)
INCOME TAX EXPENSE/(BENEFIT) ...................................................             1,741          (1,443)
                                                                                         ---------       ---------

INCOME/(LOSS) FROM CONTINUING OPERATIONS .......................................         $   2,080       $ (19,035)
                                                                                         ---------       ---------

DISCONTINUED OPERATIONS ........................................................
   Loss from operations of Voicecom (including loss on disposal of $12,625) ....           (18,454)         (4,858)
   Income tax benefit ..........................................................            (6,459)           (342)
                                                                                         ---------       ---------
     Loss on discontinued operations ...........................................           (11,995)         (4,516)
                                                                                         ---------       ---------

NET LOSS .......................................................................         $  (9,915)      $ (23,551)
                                                                                         =========       =========

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE ..................................
   Continuing operations .......................................................         $    0.04       $   (0.38)
   Discontinued operations .....................................................             (0.23)          (0.10)
                                                                                         ---------       ---------
     Net loss ..................................................................         $   (0.19)      $   (0.48)
                                                                                         =========       =========

WEIGHTED AVERAGE SHARES OUTSTANDING

   Basic .......................................................................            52,848          49,563
                                                                                         =========       =========
   Diluted .....................................................................            55,361          49,563
                                                                                         =========       =========

                         Accompanying notes are integral to these condensed
consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                                                       2002          2001
                                                                                                  -------------------------
                                                                                                        (Unaudited)
                                                                                                  -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss .................................................................................       $ (9,915)      $(23,551)
   Adjustments to reconcile net loss to cash flows from operating activities:
   Loss on discontinued operations ..........................................................         11,995          4,516
     Depreciation ...........................................................................          5,234          5,047
     Amortization ...........................................................................          3,791         22,350
     Gain on sale of marketable securities ..................................................           (789)        (1,604)
     Deferred income taxes ..................................................................          1,741         (1,443)
     Loss on disposal of property and equipment .............................................              -            247
     Payments for restructuring, merger costs and other special charges .....................         (1,039)          (289)
     Asset impairment - investments .........................................................              -          4,755
     Amortization of goodwill - investments .................................................              -          1,612
     Payments related to accrued legal settlements ..........................................              -           (863)
     Equity based compensation ..............................................................          1,145              -
     Changes in assets and liabilities:
      Accounts receivable, net ..............................................................         (9,568)        (5,503)
      Prepaid expenses and other receivables ................................................          9,098         (1,445)
      Accounts payable and accrued expenses .................................................        (22,571)         2,665
                                                                                                    --------       --------
   Total adjustments ........................................................................           (963)        30,045
                                                                                                    --------       --------
   Net cash (used in) provided by operating activities from continuing operations ...........        (10,878)         6,494
   Net cash provided by operating activities from discontinued operations ...................            164            610
                                                                                                    --------       --------
   Net cash (used in) provided by operating activities ......................................        (10,714)         7,104
                                                                                                    --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ......................................................................         (3,180)        (7,790)
  Proceeds from sale of discontinued operation ..............................................          7,248              -
  Sale of marketable securities .............................................................            875          1,804
  Payments made for certain business assets .................................................              -         (3,628)
  Investments ...............................................................................              -         (3,525)
                                                                                                    --------       --------
   Net cash (used in) provided by investing activities from continuing operations ...........          4,943        (13,139)
   Net cash (used in) provided by investing activities from discontinued operations .........           (155)        (1,528)
                                                                                                    --------       --------
   Net cash (used in) provided by investing activities ......................................          4,788        (14,667)
                                                                                                    --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payments under borrowing arrangements .....................................................           (670)          (159)
  Purchase of treasury stock, at cost .......................................................            (41)        (1,277)
  Exercise of stock options, net of tax withholding payments ................................             22             61
                                                                                                    --------       --------
   Net cash (used in) financing activities from continuing operations .......................           (689)        (1,375)
   Net cash (used in) financing activities from discontinued operations .....................         (1,086)          (342)
                                                                                                    --------       --------
   Net cash (used in) financing activities ..................................................         (1,775)        (1,717)
                                                                                                    --------       --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .....................................................            431           (871)
                                                                                                    --------       --------

NET DECREASE IN CASH AND EQUIVALENTS ........................................................         (7,270)       (10,151)
CASH AND EQUIVALENTS, beginning of period ...................................................         48,023         22,991
                                                                                                    --------       --------
CASH AND EQUIVALENTS, end of period .........................................................         40,753       $ 12,840
                                                                                                    ========       ========
--------------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow Information: In February 2002, the Company made a discretionary non-cash contribution of $1.6 million for the benefit of its employees in common stock.

         Accompanying notes are integral to these condensed consolidated financial statements.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of PTEK Holdings, Inc. and its subsidiaries (collectively, the "Company" or "PTEK") in accordance with rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to intangible and other long-lived assets and accrued liabilities. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.       NET INCOME (LOSS) PER SHARE

         Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2002 and December 31, 2001, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested. Diluted net income (loss) per share gives effect to all potentially dilutive securities. For the period ended March 31, 2001, the Company's convertible subordinated notes and stock options are potentially dilutive securities but these securities were antidilutive due to their net loss and, therefore, are not included in the diluted per share calculation. The Company's convertible subordinated notes, unvested restricted shares and stock options are potentially dilutive securities during 2002. For the period ended March 31, 2002, the difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options and the unvested restricted shares, computed as follows:

                                                                                    Shares
                                                                                ------------
         Total weighted-average shares outstanding - Basic .................      52,847,923
         Add common stock equivalents:
             Stock options .................................................       1,674,222
             Unvested restricted shares ....................................         838,736
                                                                                ------------
         Total weighted-average shares outstanding - Diluted ...............      55,360,881
                                                                                ============


3.       COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company's components of other comprehensive income. For the three-month periods ended March 31, 2002 and 2001, total comprehensive loss was approximately $(9.7) million and $(26.0) million, respectively (in thousands):

                                                                                       March 31,    March 31,
                                                                                         2002         2001
                                                                                     -------------------------
       Net loss ..............................................................         $(9,915)      $(23,551)
       Translation adjustments ...............................................             615           (660)
       Change in unrealized gain on marketable securities, net of tax ........            (380)        (1,762)
                                                                                     ------------------------
       Comprehensive loss ....................................................         $(9,680)      $(25,973)
                                                                                     ========================

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.       EXCLUSION OF SFAS NO. 142 AMORTIZATION

         Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142 "Accounting for Goodwill and Other Intangible Assets." It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The balance of goodwill was $123.1 million as of March 31, 2002 and December 31, 2001. The Company determined there was no impairment of these assets as of March 31, 2002. Exclusive of SFAS No. 142 amortization, basic and diluted net income (loss) per share for March 31, 2002 and 2001 would have been (in thousands, except per share data):

                                                                                    For the three months ended
                                                                                            March 31,
                                                                                       2002            2001
                                                                                  ----------------------------
         Adjusted net loss:
         Income/(loss) from continuing operations ..........................         $  2,080       $(19,035)
             Add goodwill for Xpedite ......................................                -         14,340
             Add goodwill for Premiere Conferencing ........................                -          1,914
                                                                                     --------       --------
             Adjusted income/(loss) from continuing operations .............         $  2,080       $ (2,780)
             Add goodwill for Voicecom .....................................                -            756
             Loss from discontinued operations .............................          (11,995)        (4,516)
                                                                                     --------       --------
             Adjusted net loss .............................................         $ (9,915)      $ (6,540)
                                                                                     ========       ========

         Basic and diluted net loss per share:
             Income/(loss) from continuing operations ......................         $   0.04       $  (0.38)
             Add  goodwill for Xpedite .....................................                -           0.29
             Add  goodwill for Premiere Conferencing .......................                -           0.04
                                                                                     --------       --------
             Adjusted income/(loss) from continuing operations .............         $   0.04          (0.05)
             Add goodwill for Voicecom .....................................                -           0.02
             Loss from discontinued operations .............................            (0.23)         (0.10)
                                                                                     --------       --------
             Adjusted basic and diluted net loss per share .................         $  (0.19)      $  (0.13)
                                                                                     ========       ========


5.       DISCONTINUED OPERATIONS

     On March 26, 2002 the Company sold substantially all the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the three months ended March 31, 2002 and 2001 were (in millions:)


                                                                                     2002          2001
                                                                                     ----          ----
         Revenue .............................................................      $15.8         $26.0
         Pre-tax loss ........................................................       (5.8)         (4.9)

In connection with the sale, the Company terminated its credit agreement with ABN AMRO Bank in all material respects.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

         Consolidated restructuring costs at December 31, 2001 and March 31, 2002 are as follows (in thousands):

                                                                             Accrued Costs                 Accrued Costs
                                                                            at December 31,                 at March 31,
Consolidated                                                                      2001         Payments         2002
------------                                                                ----------------------------------------------
Accrued restructuring costs:
   Severance and exit costs ...........................................         $2,668          $1,545        $1,123
   Contractual obligations ............................................            888             245           643
Other .................................................................            172               5           167
                                                                            ----------------------------------------------
   Accrued restructuring, merger costs and other special charges ......         $3,728          $1,795        $1,933
                                                                            ==============================================


Realignment of Workforce and Facilities - Fourth Quarter 2001

         Accrued costs for restructing charge taken in the fourth quarter of 2001 are as follows:

                                                                             Accrued Costs                  Accrued Costs
                                                                            at December 31,                  at March 31,
Realignment of Workforce and Facilities - Fourth Quarter 2001                     2001          Payments        2002
-------------------------------------------------------------               ----------------------------------------------
Accrued restructuring costs:
   Severance and exit costs ..........................................          $2,175          $1,103        $1,072
   Contractual obligations ...........................................             241              45           196
Other ................................................................               -               -             -
                                                                            ----------------------------------------------
   Accrued restructuring, merger costs and other special charges .....          $2,416          $1,148        $1,268
                                                                            ==============================================

         Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel were notified during the fourth quarter of 2001. Of the remaining restructuring balance to be paid, the Company expects to incur approximately $1.3 million of additional cash payments in the remainder of 2002 to satisfy this plan obligation.

Realignment of Workforce and Facilities - Second Quarter 2001

         Accrued Costs for restructuring taken in the second quarter of 2001 are as follows (in thousands):

                                                                             Accrued Costs                 Accrued Costs
                                                                            at December 31,                 at March 31,
Realignment of Workforce and Facilities - Second Quarter 2001                     2001         Payments         2002
--------------------------------------------------------------------------------------------------------------------------
Accrued restructuring costs:
   Severance and exit costs ..........................................          $  405            $405         $  -
   Contractual obligations ...........................................             647             212          435
Other ................................................................             172               5          167
                                                                            ----------------------------------------------
   Accrued restructuring, merger costs and other special charges .....          $1,224            $622         $602
                                                                            ==============================================

         During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $13.7 million through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The remaining $0.6 million balance of cash payments are associated with contractual obligations not expected to expire until December 31, 2003.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reorganization of Company into EES and CES Operating Segments

                                                                             Accrued Costs                 Accrued Costs
                                                                            at December 31,                 at March 31,
Reorganization of Company into EES and CES Operating Segments                     2001         Payments         2002
-------------------------------------------------------------               ----------------------------------------------
Accrued restructuring, merger costs and other special charges ..........           $88             $25           $63
                                                                            ==============================================

         In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focused on specific groups of customers. The balance of severance and exit costs at March 31, 2002 and December 31, 2001 represents a remaining severance reserve for a former executive manager, all of which has been paid in 2002.

7.       MARKETABLE SECURITIES, AVAILABLE FOR SALE

         "Marketable securities, available for sale" at March 31, 2002 and December 31, 2001, are principally common stock investments carried at fair value based on quoted market prices and mutual funds carried at amortized cost.

         During the three months ended March 31, 2002, the Company sold investments with aggregate proceeds less commissions of approximately $875,000 and realized gains of approximately $789,000. At March 31, 2002, the Company held investments in public companies with an aggregate market value of approximately $770,000 and unrealized gains of approximately $342,000. The deferred tax liability on unrealized gains related to these investments was approximately $238,000 at March 31, 2002.

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

8.       EQUITY BASED COMPENSATION

Options exchanged for restricted shares

         Due to declines in the Company's share price over the course of the last several years, most of the employee and director option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees' and directors' interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company's common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred and included on the balance sheet under the caption "Unearned restricted share compensation." This value was also determined using the closing price of the Company's common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. Assuming all employees at March 31, 2002 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $0.7 million for the remainder of 2002, and $1.1 million in 2003 and $0.8 million in 2004. A one-year trading restriction applies to all restricted shares between December 28, 2001 and December 28, 2002, with limited exceptions. The equity based compensation expense related to these shares recorded at March 31, 2002 was approximately $998,000.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     In addition, approximately 890,000 options that were eligible to be exchanged for restricted stock pursuant to the Offer to Purchase were not tendered. These options will be subject to variable accounting until such options are exercised, forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At March 31, 2002 and December 31, 2001, no charge was recorded because the exercise price of each of the options was greater than the average market value of the Company's common stock during the quarter.

Restricted shares issued to executive management

     Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management's performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and are restricted from trading for a one-year period. The remaining restricted shares vest straight line for expense recognition purposes through 2004 and the equity based compensation expense resulting therefrom recorded for the period ended March 31, 2002 was approximately $147,000.

9.   COMMITMENTS AND CONTINGENCIES

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

     The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. ("Voice-Tel") franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8-9, 2002. Following the mediation, the parties reached a proposed settlement of all claims, which has been preliminarily approved by the court. A final fairness hearing on the proposed settlement before the court is set for July 8, 2002. Under the terms of the proposed settlement, the Company will contribute $3.075 million in cash and/or Company common stock, as the Company elects, and the insurance carriers will contribute $17.675 million, for a total settlement of $20.75 million, exclusive of interest. The claims to be settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"); all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Exchange Act and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act"); and, all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Exchange Act and Sections 12(a)(2) and 15 of the Securities Act. The Company can make no assurances, however, that the proposed settlement will receive final approval by the court. In addition, the Company has the right to withdraw from the proposed settlement if more than a pre-agreed number of class members choose to opt-out of the settlement, and upon such withdrawal there is no minimum settlement amount.

     A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom Systems, the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC, 2000, and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act and against the individual defendants for violation of Section 15 of the Securities Act.

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002. The parties are presently conducting discovery.

     On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys' fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, and April 9-19, 2002. The final hearing sessions are scheduled for May 30-31, 2002.

     On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the Plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, and April 9-19, 2002. The final hearing sessions are scheduled for May 30-31, 2002.

     On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff recently filed a Motion to Amend Petition to add three additional plaintiffs. That Motion is presently pending before the Court. This case is in discovery and is set for trial in January 2003.

     On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite's motion. The trial was held on January 29-31, 2002 which resulted in a verdict for the Plaintiff in the amount of $103,000 plus prejudgment interest in the amount of $11,601. Xpedite is presently evaluating its options with respect to an appeal.

     On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. ("JOBA"), a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate complaint against JOBA and Digital Communication Services, Inc. ("Digital") in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel's right to terminate the franchise agreements with JOBA and Digital. JOBA subsequently dismissed its efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002, JOBA and Digital answered Voice-Tel's complaint and asserted counterclaims for breach of franchise agreements and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. ("PCI") and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. On April 10, 2002, the court clarified its February 8, 2002 Order, holding that all claims against and on behalf of JOBA and Digital would proceed in federal court except that non-trademark related contract claims arising out of the Digital franchise agreement would proceed by arbitration. On April 17, 2002, the court granted in part and denied in part Voice-Tel's Motion to Amend. Voice-Tel subsequently filed a Motion for Reconsideration of partial denial of the Motion to Amend.

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

     On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff seeks to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company's potential liability under the Guaranty is limited to the lesser of the lease obligations or $2,000,000, together with attorneys' fees, interest and collection expenses. The Company filed an answer on April 12, 2002. This obligation is fully reserved for

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


on the Balance Sheet.

     The Company is also involved in various other legal proceedings that the Company does not believe will have a material adverse effect upon the Company's business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

     The Company is guarantor on capital leases for approximately $6.3 million that were transferred to Gores Technology Group through the sale of substantially all the assets of the Voicecom operating segment.

10.  SEGMENT REPORTING

     The Company's reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Xpedite offers a comprehensive suite of value-added multimedia messaging services through its worldwide proprietary messaging platforms. Xpedite's customers are primarily global Fortune 1000 companies. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through the sale of that segment effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications. Adjusted EBITDA is management's primary measure of segment profit and loss. Adjusted EBITDA is defined by the Company as operating income or loss before depreciation, amortization and equity based compensation.

     Information concerning the operations in these reportable segments is as follows (in millions):

                                                            Three Months       Three Months
                                                           Ended March 31,    Ended March 31,
                                                                2002              2001
                                                          ------------------------------------
Revenues:
Revenues from continuing operations:
     Premiere Conferencing .............................      $  33.3            $  25.3
     Xpedite ...........................................         50.0               57.0
                                                          ------------------------------------
                                                              $  83.3            $  82.3
                                                          ====================================
Revenues from discontinued operations:
     Voicecom ..........................................         15.8               26.0
                                                          ------------------------------------

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
     Premiere Conferencing .............................      $   8.8            $   5.1
     Xpedite ...........................................         10.6               13.9
     Corporate .........................................         (3.3)              (4.4)
                                                          ------------------------------------
                                                              $  16.1            $  14.6
                                                          ====================================
Adjusted EBITDA from discontinued operations:
     Voicecom ..........................................      $  (3.2)           $   1.0
                                                          ------------------------------------

                                                              March 31,   December 31,
                                                                2002          2001
                                                          -----------------------------
     Identifiable Assets:
          Premiere Conferencing ........................      $  73.6       $  69.0
          Xpedite ......................................        208.9         214.5
          Voicecom .....................................            -          40.2
          Corporate ....................................         64.9          62.7
                                                          -----------------------------
                                                              $ 347.4       $ 386.4
                                                          =============================

                      PTEK HOLDINGS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     A reconciliation of Adjusted EBITDA to operating income (loss) and income
(loss) from continuing operations before income taxes is as follows (in millions):

                                                              Three Months      Three Months
                                                                 Ended             Ended
                                                             March 31, 2002    March 31, 2001
                                                          --------------------------------------
     Adjusted EBITDA ...................................        $ 16.1            $ 14.6
     Less: depreciation ................................          (5.2)             (5.0)
     Less: amortization ................................          (3.8)            (22.4)
     Less: equity based compensation ...................          (1.2)                -
                                                          --------------------------------------
     Operating income (loss) ...........................           5.9             (12.8)
                                                          --------------------------------------
     Less: interest expense, net .......................          (2.9)             (2.5)
     Plus: gain on sale of marketable securities .......           0.8               1.6
     Less: asset impairment - investments ..............             -              (4.8)
     Less: amortization of goodwill - equity
          investments ..................................             -              (1.6)
     Plus: other income (expense), net .................          (0.0)             (0.4)
                                                          --------------------------------------
     Income (loss) from continuing operations before
          income taxes .................................        $  3.8            $(20.5)
                                                          ======================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the "Company" or "PTEK") is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration) and multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery). The Company's reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Xpedite offers a comprehensive suite of value-added multimedia messaging services through its worldwide proprietary messaging platforms. Xpedite's customers are primarily global Fortune 1000 companies. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through the sale of that segment effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications. Adjusted EBITDA is management's primary measure of segment profit and loss.

     The Company's revenues are based on usage in the Premiere Conferencing and Xpedite business segments.

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

     "Depreciation" and "amortization" includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to five years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill (for 2001 only), customer lists, developed technology and assembled work force, and are amortized over periods generally ranging from three to seven years. Goodwill is impaired based on specific valuations pursuant to SFAS 142, which became effective January 1, 2002.

     "Equity based compensation" relates primarily to restricted stock granted to employees in exchange for options and restricted stock granted to certain officers of PTEK and one of its operating units.

     "Asset impairment and obligations - investments" includes the adjustment of the carrying value of non-public investments accounted for under the cost or equity method to current fair value and obligations incurred by the Company as a result of these investments.

     "Amortization of goodwill - equity investments" represents the amortization of the excess of purchase price over the pro-rata net carrying value of investments accounted for under the equity method of accounting. The equity method of accounting for an investment is used when the Company exerts significant management influence over the investee.

     "Adjusted EBITDA" is defined by the Company as operating income or loss before depreciation, amortization and equity based compensation. Adjusted EBITDA is management's primary measure of segment profit and loss.

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

RESULTS OF OPERATIONS

         The following table presents selected financial information regarding the Company's operating segments for the periods presented (amounts in millions):

                                                                    Three Months Ended   Three Months Ended
                                                                      March 31, 2002       March 31, 2001
                                                                    ---------------------------------------
         Revenues:
         Revenues from continuing operations:
              Premiere Conferencing ............................         $33.3                  $25.3
              Xpedite ..........................................          50.0                   57.0
                                                                    ---------------------------------------
                                                                         $83.3                  $82.3
                                                                    =======================================
         Revenues from discontinued operations:
              Voicecom .........................................          15.8                   26.0
                                                                    ---------------------------------------

         Adjusted EBITDA:
         Adjusted EBITDA from continuing operations:
              Premiere Conferencing ............................         $ 8.8                  $ 5.1
              Xpedite ..........................................          10.6                   13.9
              Corporate ........................................          (3.3)                  (4.4)
                                                                    ---------------------------------------
                                                                         $16.1                  $14.6
                                                                    =======================================
         Adjusted EBITDA from discontinued operations:
              Voicecom .........................................         $(3.2)                 $ 1.0
                                                                    ---------------------------------------

ANALYSIS

         Consolidated revenues increased 1.2% to $83.3 million in the three months ended March 31, 2002 compared with $82.3 million in the same period in 2001. On a segment basis, the increases and/or decreases were caused by the following factors:

         . Premiere Conferencing experienced a 31.2% increase from $25.4 million to $33.3 million for the three months ended March 31, 2002 compared with the same period in 2001. The overall growth in revenue at Premiere Conferencing resulted primarily from growth in increased minutes in its unattended/automated conferencing product offering, which has exhibited significant growth over the past two years.

     . Xpedite experienced a 12.3% decrease from $57.0 million to $50.0 million for the three months ended March 31, 2002 compared with the same period in 2001. The decrease in revenue for the three-month period is primarily attributable to the decline in price for its largest product, broadcast fax.

     Consolidated gross profit margins were 79.8% and 75.4% for the three months ended March 31, 2002 and 2001, respectively, an improvement of 4.4%. Gross profit margin for the Premiere Conferencing segment improved to 84.3% for the three months ended March 31, 2002 from 81.0% for the comparable period in 2001. Premiere Conferencing's margin improvement resulted from lower telecommunications costs. Gross profit margins for the Xpedite segment improved to 76.9% for the three months ended March 31, 2002 from 72.9% for the comparable period in 2001. This improvement is primarily due to growth in revenue from its higher margin products such as transactional fax, messageREACH and VoiceREACH.

     Consolidated direct costs of operations were 15.7% of revenues for the three months ended March 31, 2002 as compared with 14.5% for the same period of 2001. The increase in these costs as a percentage of revenue is attributable primarily to the Premiere Conferencing operating segment, representing a higher percentage of consolidated revenues. Direct costs of operations as a percentage of revenue are higher at Premiere Conferencing than at PTEK's other operating segments. At Premiere Conferencing, direct costs of operations as a percentage of revenue declined to 25.7% for the three months ended March 31, 2002 as compared with 29.7% for the same period of 2001, reflecting the growth in this segment's high margin automated conferencing services relative to its total revenue base. At Xpedite, direct costs of operations as a percentage of revenue increased in the three months ended March 31, 2002 as compared to the same period in 2001, from 7.8% to 9.0%, mainly attributable to Asia-Pacific operations.

     Consolidated selling and marketing costs increased to 26.7% of revenues for the three months ended March 31, 2002 from 22.8% of revenues for the comparable 2001 period. This increase as a percentage of revenue is primarily attributable to an increase in headcount at both Premiere Conferencing and Xpedite in conjunction with the management focus on increased sales force. At Premiere Conferencing, selling and marketing costs as a percentage of revenue grew from 19.1% for the three months ended March 31, 2001 to 20.9% for the comparable 2002 period, with a larger increase seen at Xpedite, from 24.0% of revenues for the three months ended March 31, 2001 to 30.6% for the comparable 2002 period. In conjunction with management's focus to increase the sales force, the growth is also in part attributable to the continued increased sales and marketing expenses associated with the new service offerings of Premiere Conferencing's ReadyConference and Xpedite's messageREACH and voiceREACH, respectively.

     Consolidated research and development costs were 2.7% of revenues for the three months ended March 31, 2002 compared with 3.1% of revenues for the comparable period in 2001. Overall, these costs decreased approximately $0.4 million from period to period. The decrease in these costs as a percentage of revenue relates primarily to the reduction in headcount at Xpedite, reducing the percentage of revenue from 3.7% for the three months ended March 31, 2001 to 3.4% of revenue for the three months ended March 31, 2002.

     Consolidated general and administrative costs decreased to 15.4% of revenues for the three months ended March 31, 2002 from 17.2% of revenues for the same period in 2001. At Premiere Conferencing, general and administrative costs decreased slightly as a percentage of revenue from 10.2% of revenue for the three months ended March 31, 2001 to 9.7% of revenues for the comparable period in 2002, with an increase in costs of approximately $0.7 million, driven primarily by the continued year-over-year growth experienced in this operating segment. At Xpedite, general and administrative costs decreased as a percentage of revenue from 13.1% of revenue for the three months ended March 31, 2001 to 12.6% of revenues for the comparable period in 2000, driven primarily by the reduction in back office personnel in this segment.

     Consolidated depreciation expense was 6.3% of revenues for the three months ended March 31, 2002 compared with 6.1% of revenues for the same period in 2001, and these costs increased slightly by $0.2 million.

     Consolidated amortization was 4.5% of revenues for the three months ended March 31, 2002 compared with 27.1% for the comparable 2001 period. Overall, these costs decreased significantly for the three months ended March 31, 2002 compared to the 2001 period as a result of the adoption of SFAS 142. This new accounting pronouncement became effective January 1, 2002 and resulted in the cessation of goodwill amortization, which approximated $17 million in the three month period ended March 31, 2001. Amortization as a percentage of revenues for the period ended March 31, 2001, exclusive of goodwill amortization, would have been 6.5%. The remaining decrease in amortization expense for the three months ended March 31, 2002, is a result of the asset impairment charges recorded in the fourth quarter of 2001, which related mainly to customer lists and developed technology at Xpedite.

     Adjusted EBITDA was $16.1 million or 19.3% of revenues for the three months ended March 31, 2002 compared with $14.6 million or 17.7% of revenues for the comparable period in 2001. On a segment basis, the increases and/or decreases were caused by the following factors:

     . Adjusted EBITDA for the Premiere Conferencing operating segment was $8.8 million or 26.5% of segment revenues for the three months ended March 31, 2002, compared to $5.1 million or 20.0% of revenue for the comparable 2001 period. The improvement in this operating segment's Adjusted EBITDA is primarily driven by the continued growth in its unattended/automated conferencing product offering and the impact of lower telecommunications costs. The improvement in Adjusted EBITDA is offset in part by costs associated with the increase in the sales force to continue expansion into the middle market.

     . Adjusted EBITDA for the Xpedite operating segment was $10.6 million or 21.2% of segment revenues for the three months ended March 31, 2002, compared to $13.9 million or 24.4% of revenue for the comparable 2001 period. The decrease in Adjusted EBITDA for the three-month period can be attributed in part to the increased costs of selling and marketing and direct costs of operations as a percentage of revenue, as well as decreased sales in the broadcast fax business. The decrease in Adjusted EBITDA was offset in part by growth in Xpedite's higher margin services, messageREACH and voiceREACH.

     . Adjusted EBITDA for the Corporate operating segment was $(3.3) million for the three months ended March 31, 2002, compared to $(4.4) million for the comparable 2001 period. The improvement of $1.1 million can be partially attributed to reduced expenses for salaries and related benefits resulting from a reduction in headcount in the later half of 2001 and lower levels of spending for advertising and other professional fees. Also contributing to the improvement was a reduction in expenses associated with PtekVentures, a significant portion of which was sold in the fourth quarter of 2001.

     Net interest expense remained relatively flat at $2.9 million for the three months ended March 31, 2002 compared to $2.5 million for the 2001 period. Interest expense, net in the first quarter of 2001 is primarily comprised of interest on the Company's convertible subordinated notes.

     During the three months ended March 31, 2001, the Company determined that certain of its investments in the PtekVentures portfolio were impaired and that the impairment was not temporary. Accordingly, the Company recorded an impairment charge of approximately $4.8 million, which is included in the accompanying condensed consolidated statements of operations under "Asset impairments and obligations-investments."

DISCONTINUED OPERATIONS

     On March 26, 2002 the Company sold substantially all of the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the transaction was accounted for as a discontinued operation. In connection with the sale, the Company terminated its credit agreement with ABN AMRO Bank in all material respects.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities from continuing operations totaled $10.9 million for the three months ended March 31, 2002, compared to cash provided by continuing operations of $6.5 million for the comparable 2001 period. A majority of the cash used in operating activities from continuing operations can be attributed to the significant payment efforts made in accounts payable and accrued expenses in the first quarter of 2002 compared to an increase in these balances in the comparable period in 2001, as well as the increased accounts receivable balance at Premiere Conferencing at March 31, 2002. Also contributing to the decrease were additional payments associated with restructuring, merger costs and other special charges.

     Investing activities from continuing operations provided cash totaling $4.9 million for the three months ended March 31, 2002, compared to cash used in investing activities from continuing operations totaling $13.1 million for the same period in 2001. The principal source of cash from investing activities in the first quarter of 2001 was the sale of Voicecom. See note 5- "Discontinued Operations" for a further discussion. The proceeds from the sale of Voicecom were partially offset by capital expenditures in the three months ended March 31, 2002 of approximately $3.2 million. The principal source of cash from investing activities from continuing operations in the first quarter of 2001 was the sale of investments. The primary uses of cash for investing activities from continuing operations during the first quarter of 2001 included capital expenditures, follow-on investment activity in the PtekVentures investment portfolio, and payments made for certain revenue generating business assets by the Xpedite operating segment.

     Cash used in financing activities from continuing operations for the three months ended March 31, 2002 totaled $0.7 million, compared with cash used in financing activities from continuing operations of $1.4 million for the comparable 2001 period. Cash outflows for financing activities in the first quarter of 2001 were primarily debt repayments on note obligations associated with a Premiere Conferencing equipment loan. The principal uses of cash for financing activities from continuing operations during the first quarter of 2001 was the purchase of $1.3 million of treasury stock.

     At March 31, 2002, the Company's principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company's various restructuring plans, capital lease obligations, commitments under its strategic alliance with WebMD, and semi-annual interest on the Company's convertible subordinated notes.

     Management believes that cash and cash equivalents, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company's capital expenditure requirements of its operating units. As of March 31, 2002, the Company had $40.8 million of cash and cash equivalents compared to $48.0 million at December 31, 2001. At March 31, 2002, approximately $9.6 million of cash and equivalents resided outside of the United States compared to $14.5 million at December 31, 2001. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of PTEK and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Foreign exchange gains or losses on intercompany loans deemed temporary in nature are recorded in the determination of net income. Management regularly reviews the Company's capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from the Company's operating segments and other factors, PTEK may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.

RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Realignment of Workforce and Facilities - Fourth Quarter 2001

     Accrued costs for restructuring charge taken in the fourth quarter of 2001 are as follows:

                                                                             Accrued Costs                 Accrued Costs
                                                                            at December 31,                 at March 31,
Realignment of Workforce and Facilities - Fourth Quarter 2001                    2001         Payments          2002
------------------------------------------------------------------------------------------------------------------------
Accrued restructuring costs:
   Severance and exit costs .............................................       $2,175          $1,103        $1,072
   Contractual obligations ..............................................          241              45           196
Other ...................................................................            -               -             -
                                                                            --------------------------------------------
   Accrued restructuring, merger costs and other special charges ........       $2,416          $1,148        $1,268
                                                                            ============================================

     Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel were notified during the fourth quarter of 2001. Of the remaining restructuring balance to be paid, the Company expects to incur $1.3 million of additional cash payments in the remainder of 2002 to satisfy this plan obligation.

Realignment of Workforce and Facilities - Second Quarter 2001

     Accrued Costs for restructuring charge taken in the second quarter of 2001 are as follows (in thousands):

                                                                             Accrued Costs                  Accrued Costs
                                                                            at December 31,                  at March 31,
Realignment of Workforce and Facilities - Second Quarter 2001                    2001          Payments          2002
-------------------------------------------------------------------------------------------------------------------------
Accrued restructuring costs:
   Severance and exit costs .............................................       $  405           $ 405          $   -
   Contractual obligations ..............................................          647             212            435
Other ...................................................................          172               5            167
                                                                            ---------------------------------------------
   Accrued restructuring, merger costs and other special charges ........       $1,124           $ 622          $ 602
                                                                            =============================================

     During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $13.7 million through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company's operations, sales and administration. The remaining $0.6 million balance of cash payments is associated with severance costs, exit costs and contractual obligations not expected to expire until December 31, 2003.

Reorganization of Company into EES and CES Operating Segments

                                                                             Accrued Costs                  Accrued Costs
                                                                            at December 31,                  at March 31,
Reorganization of Company into EES and CES Operating Segments                    2001          Payments          2002
-------------------------------------------------------------               ---------------------------------------------
Accrued restructuring, merger costs and other special charges ...........         $88             $25             $63
                                                                            =============================================

     In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two operating segments that focused on specific groups of customers. The balance of severance and exit costs at March 31, 2002 and December 31, 2001 and 2000 represents a remaining severance reserve for a former executive manager, all of which has been paid in 2002.

SUBSEQUENT EVENTS

     In connection with the shareholder class action lawsuits filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia by plaintiffs seeking to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. ("Voice-Tel") franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998, the parties have reached a proposed settlement of all claims, which was preliminarily approved by the court on May 6, 2002. A final fairness hearing on the proposed settlement before the court is set for July 8, 2002. Under the terms of the proposed settlement, the Company will contribute $3.075 million in cash and/or Company common stock, as the Company elects, and the insurance carriers will contribute $17.675 million, for a total settlement of $20.75 million, exclusive of interest. The claims to be settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933; and, all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 12(a)(2) and 15 of the Securities Act of 1933. The Company can make no assurances, however, that the proposed settlement will receive final approval by the court. In addition, the Company has the right to withdraw from the proposed settlement if more than a pre-agreed number of class members choose to opt-out of the settlement, and upon such withdrawal there is no minimum settlement amount. See also "Legal Proceedings."

FORWARD-LOOKING STATEMENTS

     When used in this Form 10-Q and elsewhere by management or PTEK from time to time, the words "believes," "anticipates," "expects," "will" "may" "should" "intends" "plans" "estimates" "predicts" "potential" "continue" and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

     . Competitive pressures among communications services providers, including pricing pressures may increase significantly;

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

     . Our services may be interrupted due to the failure of the platforms and network infrastructure utilized in providing our services;

     . Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

     .    Risks associated with expansion of our international operations;

     . General economic or business conditions, internationally, nationally or in the local jurisdictions in which we are doing business may be less favorable than expected;

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

     At March 31, 2002, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company's fixed rate convertible subordinated notes outstanding at March 31, 2002, by approximately $6.2 million.

     Approximately 30.9% of the Company's revenues and 30.2% of its operating costs and expenses were transacted in foreign currencies for the three-month period ended March 31, 2002. As a result, fluctuations in exchange rates impact the amount of the Company's reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the three-month period ended March 31, 2002 by approximately $2.6 million and operating costs and expenses for the three-month period ended March 31, 2002 by approximately $1.8 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at March 31, 2002.

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

     The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. ("Voice-Tel") franchisees and a subclass of former Xpedite Systems, Inc. ("Xpedite") shareholders) who purchased or otherwise acquired the Company's common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8-9, 2002. Following the mediation, the parties reached a proposed settlement of all claims, which has been preliminarily approved by the court. A final fairness hearing on the proposed settlement before the court is set for July 8, 2002. Under the terms of the proposed settlement, the Company will contribute $3.075 million in cash and/or Company common stock, as the Company elects, and the insurance carriers will contribute $17.675 million, for a total settlement of $20.75 million, exclusive of interest. The claims to be settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act"); all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Exchange Act and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 (the "Securities Act"); and, all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Exchange Act and Sections 12(a)(2) and 15 of the Securities Act. The Company can make no assurances, however, that the proposed settlement will receive final approval by the court. In addition, the Company has the right to withdraw from the proposed settlement if more than a pre-agreed number of class members choose to opt-out of the settlement, and upon such withdrawal there is no minimum settlement amount.

     A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs' allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company's acquisitions of Voice-Tel and VoiceCom Systems, the Company's roll-out of Orchestrate, the Company's relationship with customers Amway Corporation and DigiTEC, 2000, and the Company's 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys' fees. The defendants' motion to transfer venue to Georgia has been granted. The defendants' motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002. The parties are presently conducting discovery.

     On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified "John Doe defendants" engaged in wrongful activities in connection with the management of the plaintiffs' investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively "Equitable"). The complaint asserts wrongdoing in connection with the plaintiffs' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs' investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in "lost investments," interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs' names, attorneys' fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the "Nobis Respondents"). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants' investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants' investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants' investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys' fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, and April 9-19, 2002. The final hearing sessions are scheduled for May 30-31, 2002.

     On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the Plaintiff's investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff's investment in Xpedite. Plaintiff's claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants' obligations to plaintiff, attorneys' fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, and April 9-19, 2002. The final hearing sessions are scheduled for May 30-31, 2002.

     On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff's claims arise out of the Company's acquisition of American Teleconferencing Services, Ltd. ("ATS") in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff's Motion to Remand and dismissed as moot the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company's Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff recently filed a Motion to Amend Petition to add three additional plaintiffs. That Motion is presently pending before the Court. This case is in discovery and is set for trial in January 2003.

     On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite's motion. The trial was held on January 29-31, 2002 which resulted in a verdict for the Plaintiff in the amount of $103,000 plus prejudgment interest in the amount of $11,601.00. Xpedite is presently evaluating its options with respect to an appeal.

     On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. ("JOBA"), a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate complaint against JOBA and Digital Communication Services, Inc. ("Digital") in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel's right to terminate the franchise agreements with JOBA and Digital. JOBA subsequently dismissed its efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002, JOBA and Digital answered Voice-Tel's complaint and asserted counterclaims for breach of franchise agreements and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. ("PCI") and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. On April 10, 2002, the court clarified its February 8, 2002 Order, holding that all claims against and on behalf of JOBA and Digital would proceed in federal court except that non-trademark related contract claims arising out of the Digital franchise agreement would proceed by arbitration. On April 17, 2002, the court granted in part and denied in part Voice-Tel's Motion to Amend. Voice-Tel subsequently filed a Motion for Reconsideration of partial denial of the Motion to Amend.

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

     On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff seeks to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company's potential liability under the Guaranty is limited to the lesser of the lease obligations or $2,000,000, together with attorneys' fees, interest and collection expenses. The Company filed an answer on April 12, 2002.

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

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit Number     Exhibit Description
           --------------     -------------------

               3.3(a) Amendment No. 7 to the Amended and Restated Bylaws of PTEK Holdings, Inc.

               3.3(b) Amendment No. 8 to the Amended and Restated Bylaws of PTEK Holdings, Inc.

      (b)  Reports on Form 8-K:

           The following reports on Form 8-K were filed during the quarter for which this report is filed:

                                                              Entities For Which
Date of Report                                                     Financial
 (Date Filed)               Items Reported                     Statements Filed
 ------------               --------------                     ----------------

  04/10/02    Items 2 and 7 - Acquisitions or Disposition    PTEK Holdings, Inc.
              of Assets to announce the sale of the
              Voicecom business unit and file supplemental consolidated financial statements of PTEK
              Holdings, Inc. (incorporated by reference).

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002               PTEK HOLDINGS, INC.
Date

                           /s/ William E. Franklin
                           -----------------------------------------------------
                           William E. Franklin
                           Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant)