Form 10-Q
period 2002-06-30
PTEK HOLDINGS INC
filed 2002-08-14
CIK 880804

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                      to

Commission file number : 0-27778

PTEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Georgia	59-3074176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3399 PEACHTREE ROAD NE
THE LENOX BUILDING, SUITE 700
ATLANTA, GEORGIA 30326
(Address of principal executive offices, including zip code)

(404) 262-8400
(Registrant’s telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
(1)    Yes  ☒    No  ☐                                (2)    Yes   ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2002

Common Stock, $0.01 par value	54,787,091 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	June 30, 2002	December 31, 2001
ASSETS	(Unaudited)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$53,406	$48,023
Marketable securities, available for sale	616	1,477
Accounts receivable (less allowance of $7,142 and $8,278, respectively)	66,349	58,613
Federal income tax receivable	—	9,208
Prepaid expenses and other	8,090	7,982
Deferred income taxes, net	14,683	13,743

Total current assets	143,144	139,046

PROPERTY AND EQUIPMENT, NET	65,154	91,349

OTHER ASSETS
Goodwill	123,066	123,066
Intangibles, net	15,728	21,880
Deferred income taxes, net	10,696	6,923
Other assets	3,838	4,174

	$361,626	$386,438

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$49,386	$56,862
Deferred revenue	19	452
Accrued taxes	15,621	16,031
Accrued liabilities	31,867	42,733
Current maturities of long-term debt and capital lease obligations	4,280	6,124
Accrued restructuring, merger costs and other special charges	1,202	3,728

Total current liabilities	102,375	125,930

LONG-TERM LIABILITIES
Convertible subordinated notes	172,500	172,500
Long-term debt and capital lease obligations	5,559	8,552
Other accrued liabilities	5,216	424

Total long-term liabilities	183,275	181,476

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, 58,284,393 and 56,984,575 shares issued at June 30, 2002 and December 31, 2001, respectively, and 54,767,093 and 53,584,639 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	582	569
Unrealized gain on marketable securities, available for sale	247	722
Additional paid-in capital	600,761	597,885
Unearned restricted stock compensation	(2,461)	(3,860)
Treasury stock, at cost	(16,031)	(15,494)
Note receivable, shareholder	(4,593)	(4,593)
Cumulative translation adjustment	(4,271)	(5,775)
Accumulated deficit	(498,258)	(490,422)

Total shareholders’ equity	75,976	79,032

	$361,626	$386,438

Accompanying notes are integral to these unaudited condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(Unaudited)		(Unaudited)
REVENUES	$87,408	$84,053	$170,729	$166,387
TELECOMMUNICATIONS COSTS	17,077	19,048	33,878	39,304

GROSS PROFIT	70,331	65,005	136,851	127,083
DIRECT OPERATING COSTS	13,378	12,829	26,458	24,787

CONTRIBUTION MARGIN	56,953	52,176	110,393	102,296

OTHER OPERATING EXPENSES:
Selling and marketing	22,729	18,563	44,998	37,331
General and administrative	12,928	14,205	25,777	28,381
Research and development	1,828	2,847	4,036	5,436
Depreciation	5,782	5,070	11,016	10,117
Amortization	2,362	23,095	6,153	45,445
Restructuring costs	—	2,066	—	2,066
Equity based compensation	181	2,217	1,326	2,217
Legal settlements	3,275	—	3,275	—

Total operating expenses	49,085	68,063	96,581	130,993

OPERATING INCOME (LOSS)	7,868	(15,887)	13,812	(28,697)

OTHER INCOME (EXPENSE):
Interest, net	(2,774)	(2,723)	(5,656)	(5,250)
Gain on sale of marketable securities	—	960	789	2,564
Asset impairment and obligations– investments	—	(24,440)	—	(29,195)
Amortization of goodwill – equity investments	—	—	—	(1,612)
Other, net	(53)	(543)	(83)	(922)

Total other income (expense)	(2,827)	(26,746)	(4,950)	(34,415)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,041	(42,633)	8,862	(63,112)
INCOME TAX EXPENSE/(BENEFIT)	2,142	(7,356)	3,883	(8,799)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,899	$(35,277)	$4,979	$(54,313)

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom (including a loss on disposal of $1,262 and $13,887 for the three and six months ended June 30, 2002, respectively)	(1,262)	(9,250)	(19,716)	(14,108)
Income tax benefit	(442)	(1,596)	(6,901)	(1,938)

Loss on discontinued operations	(820)	(7,654)	(12,815)	(12,170)

NET INCOME (LOSS)	$2,079	$(42,931)	$(7,836)	$(66,483)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.05	$(0.71)	$0.09	$(1.09)
Discontinued operations	$(0.01)	(0.15)	$(0.24)	$(0.25)

Net income (loss)	$0.04	$(0.86)	$(0.15)	$(1.34)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	53,739	49,860	53,296	49,679

Diluted	56,437	49,860	55,715	49,679

Accompanying notes are integral to these unaudited condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Six Months Ended June 30,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES	(Unaudited)
Net loss	$(7,836)	$(66,483)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on discontinued operations	12,815	12,170
Depreciation	11,016	10,117
Amortization	6,153	45,445
Gain on sale of marketable securities	(789)	(2,564)
Deferred income taxes	2,065	(10,747)
Payments for restructuring, merger costs and other special charges	(1,770)	(359)
Asset impairment – investments	—	29,195
Amortization of goodwill – investments	—	1,612
Equity based compensation	1,326	2,217
Changes in assets and liabilities:
Accounts receivable, net	(15,470)	(1,173)
Prepaid expenses and other receivables	8,691	(178)
Accounts payable and accrued expenses	(14,589)	4,639

Total adjustments	9,448	90,374

Net cash provided by operating activities from continuing operations	1,612	23,891

Net cash provided by operating activities from discontinued operations	164	6,322

Net cash provided by operating activities	1,776	30,213

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,524)	(11,055)
Capitalized development costs	(1,289)	—
Proceeds from sale of discontinued operation	7,248	—
Sale of marketable securities	875	4,050
Payments made for certain business assets	—	(3,628)
Investments	—	(3,791)
Other	—	(1,010)

Net cash provided by (used in) investing activities from continuing operations	1,310	(15,434)

Net cash (used in) investing activities from discontinued operations	(155)	(2,048)

Net cash provided by (used in) investing activities	1,155	(17,482)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments under borrowing arrangements	(1,476)	(253)
Proceeds from borrowing arrangement	4,000	—
Purchase of treasury stock, at cost	(537)	(1,749)
Exercise of stock options, net of tax withholding payments	181	61

Net cash provided by (used in) financing activities from continuing operations	2,168	(1,941)

Net cash (used in) financing activities from discontinued operations	(1,086)	(834)

Net cash provided by (used in) financing activities	1,082	(2,775)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,370	(1,005)

NET INCREASE IN CASH AND EQUIVALENTS	5,383	8,951
CASH AND EQUIVALENTS, beginning of period	48,023	22,991

CASH AND EQUIVALENTS, end of period	$53,406	$31,942

Supplemental Disclosure of Cash Flow Information: In February 2002, the Company made discretionary non-cash contribution of $1.6 million for the benefit of its employees in common stock.

Accompanying notes are integral to these unaudited condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of PTEK Holdings, Inc. and its subsidiaries (collectively, the “Company” or “PTEK”) in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to intangible and other long-lived assets, litigation reserves and accrued liabilities. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.    SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2002 and December 31, 2001, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested. Diluted net income (loss) per share gives effect to all potentially dilutive securities. For the three and six months ended June 30, 2001, the Company’s convertible subordinated notes and stock options were potentially dilutive securities, but these securities were antidilutive due to the Company’s net loss and, therefore, are not included in the diluted per share calculation. The Company’s convertible subordinated notes, unvested restricted shares and stock options are potentially dilutive securities during 2002. For the three and six months ended June 30, 2002, the difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options and the unvested restricted shares, computed as follows:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Total weighted-average shares outstanding – Basic	53,739,325	53,296,087
Add common stock equivalents:
Stock options	1,915,990	1,638,923
Unvested restricted shares	781,185	780,146

Total weighted-average shares outstanding – Diluted	56,436,500	55,715,156

Research and Development

The costs associated with research and development programs for new products and significant product improvements are expensed as incurred and recorded as a separate line item within operating expenses.

Costs incurred to develop significant enhancements to software features to be sold as part of services offerings are capitalized after technological feasibility has been established. Software development costs are amortized to Direct Operating Costs on a straight line basis over the estimated product life of the related software, not to exceed three years. For the three and six months ended June 30, 2002, the Company capitalized $0.3 million and $0.4 million, respectively. There were no costs capitalized for the comparable periods in 2001. No amortization expenses have been recorded as of June 30, 2002 as related software products are not available for general release to customers.

Internally Developed Software

In the latter half of 2001, the Company began implementation of a new billing system at Premiere Conferencing. In accordance with the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-1, "Accounting for

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Costs of Software Developed or Obtained for Internal Use," the Company has capitalized substantially all costs, except training, incurred during the application development stage of the implementation. For the three and six months ended June 30, 2002, the Company capitalized $0.4 million and $0.9 million, respectively. There were no costs capitalized for the comparable periods in 2001. These costs are amortized on a straight line basis over the estimated life of the software, not to exceed three years. Amortization expense recorded for phases completed in the three and six months ended June 30, 2002 was $66,000 and $98,000 respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company’s components of other comprehensive income. For the three and six months ended June 30, 2002, total comprehensive income (loss) was approximately $2.9 million and $(6.8) million, respectively. Comprehensive loss for the three and six months ended June 30, 2001 was $(43.1) and $(69.1) million, respectively (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss)	$2,079	$(42,931)	$(7,836)	$(66,483)
Translation adjustments	889	(550)	1,504	(1,210)
Change in unrealized gain on marketable securities, net of tax	(95)	373	(475)	(1,389)

Comprehensive income (loss)	$2,873	$(43,108)	$(6,807)	$(69,082)

New Accounting Pronouncements

In June of 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS 146 nullifies the guidance of the Emerging Issues Task Force (“EITF”) in EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002.

3.    EXCLUSION OF SFAS NO. 142 AMORTIZATION

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The balance of goodwill was $123.1 million as of June 30, 2002 and December 31, 2001. The Company determined there was no impairment of these assets as of June 30, 2002. Exclusive of SFAS No. 142 amortization, basic and diluted net income (loss) per share for June 30, 2002 and 2001 would have been (in thousands, except per share data):

	Three Months Ended		Six Months Ended
Adjusted net loss:	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Income (loss) from continuing operations	$2,899	$(35,277)	$4,979	$(54,313)
Add goodwill for Xpedite	—	14,341	—	28,682
Add goodwill for Premiere Conferencing	—	1,914	—	3,828

Adjusted income (loss) from continuing operations	$2,899	$(19,022)	$4,979	(21,803)
Add goodwill for Voicecom	—	763	—	1,519
Loss from discontinued operations	(820)	(7,654)	(12,815)	(12,170)

Adjusted net income (loss)	$2,079	$(25,913)	$(7,836)	$(32,454)

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Six Months Ended
Basic and diluted net loss per share:	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Income (loss) from continuing operations	$0.05	$(0.71)	$0.09	$(1.09)
Add goodwill for Xpedite	—	0.28	—	0.58
Add goodwill for Premiere Conferencing	—	0.04	—	0.08

Adjusted income (loss) from continuing operations	$0.05	$(0.39)	$0.09	$(0.43)
Add goodwill for Voicecom	—	0.02	—	0.03
Loss from discontinued operations	(0.01)	(0.15)	(0.24)	(0.25)

Adjusted basic and diluted net income (loss) per share	$0.04	$(0.52)	$(0.15)	$(0.65)

4.    INVESTMENTS

During the second quarter of 2001, market conditions worsened for the non-public companies in the Ptek Ventures portfolio. In that quarter the financial performance and updated financial forecasts for the near term of such portfolio companies, along with the Company’s decision to exit the venture business, led management to the conclusion that there was an “other than temporary” decline in the carrying value of such portfolio. Accordingly, in the second quarter of 2001, the Company recorded an impairment charge of approximately $24.4 million for the remaining carrying value of its non-public portfolio.

5.    RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Consolidated restructuring costs at December 31, 2001 and June 30, 2002 are as follows (in thousands):
Consolidated	Accrued Costs at December 31, 2001	Payments	Accrued Costs at June 30, 2002
Accrued restructuring costs:
Severance and exit costs	$2,668	$1,993	$675
Contractual obligations	888	441	447
Other	172	92	80

Accrued restructuring, merger costs and other special charges	$3,728	$2,526	$1,202

The accrued restructuring costs are mainly comprised of the 2001 commitments to reduce annual operating expenses through the elimination of certain operating activities and workforce cost reductions in its Xpedite and former Voicecom operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The Company expects to incur approximately $0.9 million of additional cash payments in the remainder of 2002 mainly for severance and exit costs. The remaining $0.3 million are associated with contractual obligations not expected to expire until December 31, 2003.

6.    MARKETABLE SECURITIES, AVAILABLE FOR SALE

“Marketable securities, available for sale” at June 30, 2002 and December 31, 2001, are principally common stock investments carried at fair value based on quoted market prices.

During the three months ended March 31, 2002, the Company sold investments with aggregate proceeds less commissions of approximately $875,000 and realized gains of approximately $789,000. At June 30, 2002, the Company held investments in public companies with an aggregate market value of approximately $616,000 and unrealized gains of approximately $247,000. The deferred tax liability on unrealized gains related to these investments was approximately $298,000 at June 30, 2002.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended June 30, 2001, the Company sold investments with aggregate proceeds less commissions of approximately $4.1 million and realized gains of approximately $2.6 million.

7.    DISCONTINUED OPERATIONS

On March 26, 2002, the Company sold substantially all the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the three and six months ended June 30, 2002 and 2001 were (in millions:)
	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue	$—	$25.2	$15.8	$51.3
Pre-tax loss	—	(9.3)	(5.8)	(14.1)

In connection with the sale, the Company terminated its credit agreement with ABN AMRO Bank in all material respects.

8.    EQUITY BASED COMPENSATION

Options exchanged for restricted shares

In the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. Assuming all employees at
June 30, 2002 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be approximately $0.5 million for the remainder of 2002, and approximately $1.1 million in 2003 and $0.8 million in 2004. The equity based compensation expense related to these shares recorded for the three and six months ended June 30, 2002 was approximately $40,000 and $1.0 million, respectively. The Company has agreed to lend to certain members of the executive management of the Company the amount of taxes due with respect to the restricted shares received in the exchange program, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted shares. The amounts loaned during the three and six months ended June 30, 2002 were approximately $0.0 and $78,000, respectively, and the outstanding balance of these loans on June 30, 2002 was approximately $0.6 million.

In addition, approximately 667,000 and 890,000 options that were eligible to be exchanged for restricted stock pursuant to the Offer to Purchase were not tendered and remain outstanding at June 30, 2002 and December 31, 2001, respectively. These options will be subject to variable accounting until such options are exercised, forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At June 30, 2002 and December 31, 2001, no charge was recorded because the exercise price of each of the options was greater than the average market value of the Company’s common stock during the quarter.

Restricted shares issued to executive management

Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and are restricted from trading for a one-year period. The remaining restricted shares vest straight line for expense recognition purposes through 2004 and the equity based compensation expense resulting therefrom recorded for the three and six months ended June 30, 2002 was approximately $0.1 million and $0.3 million, respectively.

The Company has agreed to lend to these members of executive management the amount of taxes due with respect to the shares of restricted stock granted, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted stock. The amounts loaned during the three and six months ended June 30, 2002 were approximately

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$58,000 and $0.1 million, respectively, and the outstanding balance of these loans on June 30, 2002 was approximately $0.8 million.

9.    COMMITMENTS AND CONTINGENCIES

The Company has several litigation matters pending, as described below, which it is defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations. Unless specifically identified in this footnote, no reserve exists for the cost to the Company to defend and/or settle these lawsuits.

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. (“Voice-Tel”) franchisees and a subclass of former Xpedite Systems, Inc. (“Xpedite”) shareholders) who purchased or otherwise acquired the Company’s common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8-9, 2002. Following the mediation, the parties reached a proposed settlement of all claims. A final fairness hearing on the proposed settlement before the court was held on July 8, 2002. The Order and Final Judgment approving the settlement was entered on July 15, 2002. Under the terms of the settlement, the Company will contribute $3.075 million in cash and/or stock, as the Company elects, and the insurance carriers will contribute $17.675 million, for a total settlement amount of $20.75 million, exclusive of interest. The claims to be settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933; and all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 12(a)(2) and 15 of the Securities Act of 1933. The Company recorded a $3.275 million charge in the second quarter of 2002 for the cost of this settlement, which includes a reserve of $200,000 for additional costs that may be incurred related to the settlement that are not covered by insurance.

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs’ allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company’s acquisitions of Voice-Tel and VoiceCom Systems, the Company’s roll-out of Orchestrate, the Company’s relationship with customers Amway Corporation and DigiTEC, 2000, and the Company’s 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002. The parties are presently conducting discovery.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% interest from January 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% interest from January 1, 1999 until the date of payment.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the Plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorney’s fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb and CEA Financial, jointly and severally liable to Claimant Elizabeth Tendler for $57,500, plus 9% interest from March 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% interest from March 1, 1999 until the date of payment.

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff’s claims arise out of the Company’s acquisition of American Teleconferencing Services, Ltd. (“ATS”) in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff’s Motion to Remand and dismissed as moot the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. On June 4, 2002,

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the Court issued an Order permitting the Plaintiff to file an Amended Petition adding three additional Plaintiffs. This case is in discovery and is set for trial in January 2003.

On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite’s motion. The trial was held on January 29-31, 2002 which resulted in a verdict for the Plaintiff in the amount of $103,000, plus prejudgment interest in the amount of $11,601. Xpedite filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The parties have reached a settlement of all claims, and the Appeal has been dismissed.

On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. (‘JOBA”), a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a Complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate Complaint against JOBA and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. JOBA and Digital subsequently dismissed their efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002 answered Voice-Tel’s Complaint and asserted counterclaims for breach of franchise agreement and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. (“PCI”) and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the Court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was opposed by Voice-Tel, PTEK and PCI. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. On July 22, 2002, Voice-Tel, Voicecom, PCI and PTEK filed three motions for partial summary judgment to eliminate nine claims or defenses in the lawsuit. The trial court ordered Defendants JOBA and Digital to respond to these motions for partial summary judgment by September 12, 2002. Discovery is set to close September 7, 2002. The arbitration hearing for the breach of franchise claims relating to the Digital franchise is currently scheduled for January 2003.

The Company filed a complaint against Qwest Communications Corporation (“Qwest”) in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK’s breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses. The Company filed a Motion for Partial Summary Judgment on October 19, 2001. On June 14, 2002, the parties entered into a settlement agreement resolving in full all claims asserted by each party against the other.

On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff seeks to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company’s potential liability under the Guaranty is limited to the lesser of the lease obligations or $2,000,000, together with attorneys’ fees, interest and collection expenses. The Company filed an answer and on May 17, 2002, Plaintiff filed a motion for partial summary judgment. On June 18, 2002, the court entered an order finding unconditional liability on the part of the Company

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

with respect to the guaranty but reserving the issue of the amount of the Company’s liability for trial. Trial of the case is expected to occur during 2003. This obligation is fully reserved for on the Balance Sheet.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

The Company is guarantor on capital leases for approximately $5.6 million that were transferred to Gores Technology Group through the sale of substantially all the assets of the Voicecom operating segment.

10.    SEGMENT REPORTING

The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Xpedite offers a comprehensive suite of value-added multimedia messaging services through its worldwide proprietary messaging platforms. Xpedite’s customers are primarily global Fortune 1000 companies. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through the sale of that segment effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications. Adjusted EBITDA is management’s primary measure of segment profit and loss. Adjusted EBITDA is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, equity based compensation, and legal settlements.

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
Revenues:	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues from continuing operations:
Premiere Conferencing	$35.0	$28.6	$68.3	$54.1
Xpedite	52.4	55.6	102.4	112.5
Eliminations	(0.0)	(0.1)	(0.0)	(0.2)

	$87.4	$84.1	$170.7	$166.4

Revenues from discontinued operations:
Voicecom	$—	$25.2	$15.8	$51.3

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
Premiere Conferencing	$10.9	$7.1	$19.7	$12.1
Xpedite	12.3	13.6	22.9	27.5
Corporate	(3.7)	(4.0)	(7.0)	(8.3)
Eliminations	(0.0)	(0.1)	(0.0)	(0.2)

	$19.5	$16.6	$35.6	$31.1

Adjusted EBITDA from discontinued operations:
Voicecom	$—	$1.0	$(3.2)	$2.0

Identifiable Assets:	June 30, 2002	December 31, 2001
Premiere Conferencing	$77.2	$69.0
Xpedite	216.0	214.5
Voicecom	—	40.2
Corporate	68.4	62.7

	$361.6	$386.4

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of Adjusted EBITDA to operating income (loss) and income (loss) from continuing operations before income taxes is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Adjusted EBITDA	$19.5	$16.6	$35.6	$31.1
Less: depreciation	(5.8)	(5.1)	(11.0)	(10.1)
Less: amortization	(2.3)	(23.1)	(6.2)	(45.4)
Less: restructuring costs	—	(2.1)	—	(2.1)
Less: equity based compensation	(0.2)	(2.2)	(1.3)	(2.2)
Less: legal settlements	(3.3)	—	(3.3)	—

Operating income (loss)	$7.9	$(15.9)	$13.8	$(28.7)

Less: interest expense, net	(2.8)	(2.7)	(5.6)	(5.3)
Plus: gain on sale of marketable securities	—	0.9	0.8	2.6
Less: asset impairment – investments	—	(24.4)	—	(29.2)
Less: amortization of goodwill – equity investments	—	—	—	(1.6)
Plus: other income (expense), net	(0.1)	(0.5)	(0.1)	(0.9)

Income (loss) from continuing operations before income taxes	$5.0	$(42.6)	$8.9	$(63.1)

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

11.    SUBSEQUENT EVENTS

In connection with the shareholder class action lawsuits filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia by plaintiffs seeking to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. (“Voice-Tel”) franchisees and a subclass of former Xpedite Systems, Inc. (“Xpedite”) shareholders) who purchased or otherwise acquired the Company’s common stock from as early as February 11, 1997 through June 10, 1998, the parties reached a settlement of all claims. The Order and Final Judgment approving the settlement was entered on July 15, 2002. Under the terms of the settlement, the Company will contribute $3.075 million in cash and/or Company common stock, as the Company elects, and the insurance carriers will contribute $17.675 million, for a total settlement of $20.75 million, exclusive of interest. The claims to be settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933; and all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 12(a)(2) and 15 of the Securities Act of 1933.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the “Company” or “PTEK”) is a global provider of communications and data services, including conferencing (audio conference calling and Web-based collaboration) and multimedia messaging (high-volume fax, e-mail, wireless messaging and voice message delivery). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Xpedite offers a comprehensive suite of value-added multimedia messaging services through its worldwide proprietary messaging platforms. Xpedite’s customers are primarily global Fortune 1000 companies. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through the sale of that segment effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications. Adjusted EBITDA is management’s primary measure of segment profit and loss.

The Company’s revenues are based on usage in the Premiere Conferencing and Xpedite business segments.

“Telecommunications costs” consist primarily of the cost of metered and fixed telecommunications related costs incurred in providing the Company’s services.

“Direct operating costs” consist primarily of salaries and wages, travel, consulting fees and facility costs associated with maintaining and operating the Company’s various revenue generating platforms and telecommunications networks, regulatory fees and non-telecommunications costs directly associated with providing services.

“Selling and marketing” costs consist primarily of salaries and wages, travel and entertainment, advertising, commissions and facility costs associated with the functions of selling or marketing the Company’s services.

“General and administrative” costs consist primarily of salaries and wages associated with billing, customer service, order processing, executive management and administrative functions that support the Company’s operations. Bad debt expense associated with customer accounts is also included in this caption.

“Research and development” costs consist primarily of salaries and wages, travel, consulting fees and facilities costs associated with developing product enhancements and new product development.

“Depreciation” and “amortization” includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to five years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill (for 2001 only), customer lists, developed technology and assembled work force, and are amortized over periods generally ranging from three to seven years.

“Equity based compensation” relates primarily to restricted stock granted to employees in exchange for options and restricted stock granted to certain officers of PTEK and one of its operating units.

“Legal settlements” represent the costs incurred or management’s estimate of costs that will more likely than not be incurred related to various legal contingencies and related matters.

“Asset impairment and obligations – investments” includes the adjustment of the carrying value of non-public investments accounted for under the cost or equity method to current fair value and obligations incurred by the Company as a result of these investments.

“Amortization of goodwill – equity investments” represents the amortization of the excess of purchase price over the pro-rata net carrying value of investments accounted for under the equity method of accounting. The equity method of accounting for an investment is used when the Company exerts significant management influence over the investee.

“Adjusted EBITDA” is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, equity based compensation, and legal settlements. Adjusted EBITDA is management’s primary measure of segment profit and loss.

Adjusted EBITDA is considered a key financial management performance indicator because it excludes the effects of goodwill and intangible amortization and impairments attributable to acquisitions primarily acquired using the Company’s common stock, the effects of prior years’ cash investing and financing activities that affect current period profitability, the effects of sales of marketable securities, the write down of assets, equity based compensation, restructuring costs and legal settlements. Adjusted EBITDA provides each segment’s management team with a consistent measurement tool for evaluating the operating profit of the business before investing activities, taxes and special charges. Adjusted EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate it in the same manner. Adjusted EBITDA is not a standard accounting term as defined by generally accepted accounting principles in the United States (“GAAP”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto.

RESULTS OF OPERATIONS

The following table presents selected financial information regarding the Company’s operating segments for the periods presented (amounts in millions):

	Three Months Ended		Six Months Ended
Revenues:	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Revenues from continuing operations:
Premiere Conferencing	$35.0	$28.6	$68.3	$54.1
Xpedite	52.4	55.6	102.4	112.5
Eliminations	(0.0)	(0.1)	(0.0)	(0.2)

	$87.4	$84.1	$170.7	$166.4

Revenues from discontinued operations:
Voicecom	$—	$25.2	$15.8	$51.3

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
Premiere Conferencing	$10.9	$7.1	$19.7	$12.1
Xpedite	12.3	13.6	22.9	27.5
Corporate	(3.7)	(4.0)	(7.0)	(8.3)
Eliminations	(0.0)	(0.1)	(0.0)	(0.2)

	$19.5	$16.6	$35.6	$31.1

Adjusted EBITDA from discontinued operations:
Voicecom	$—	$1.0	$(3.2)	$2.0

ANALYSIS

Consolidated revenues increased 4.0% to $87.4 million in the three months ended Ju ne 30, 2002 compared with $84.1 million in the same period in 2001, and increased 2.6% to $170.7 million in the six months ended June 30, 2002 as compared with
$166.4 million in the same period in 2001. On a segment basis, the increases and/or decreases were caused by the following factors:

•
Premiere Conferencing experienced a 22.5% increase from $28.6 million to $35.0 million for the three months ended June 30, 2002 compared with the same period in 2001, and a 26.5% increase to $68.3 million in the six months ended June 30, 2002 compared with the same period in 2001. The overall growth in revenue at

Premiere Conferencing in both periods resulted primarily from increased minutes in its unattended/automated conferencing product offering.

•
Xpedite experienced a 5.7% decrease to $52.4 million from $55.6 million for the three months ended June 30, 2002 compared with the same period in 2001. For the six months ended June 30, 2002 revenue decreased 9.0% to $102.4 million from $112.6 million for the comparable period in 2001. The decrease in revenue in both periods is primarily attributable to the decline in price for its largest product offering, broadcast fax.

Consolidated gross profit margins were 80.5% and 77.3% for the three months ended June 30, 2002 and 2001, respectively, and 80.2% and 76.4% for the six months ended June 30, 2002 and 2001, respectively,as Conferencing products carry a higher gross margin and became a higher percentage of total revenue. Gross profit margin for the Premiere Conferencing segment declined to 82.9% for the three months ended June 30, 2002 from 84.6% for the comparable period in 2001, and increased slightly to 83.6% for the six-month period ended June 30, 2002 from 82.9% for the comparable period in 2001. Premiere Conferencing’s margin improvement for the six-month period ended June 30, 2002 resulted from lower telecommunications costs. However, price compression, primarily in its large account segment, resulted in a decline in its gross profit margin for the three-month period ending June 30, 2002 as compared to the same period in 2001. Gross profit margin for the Xpedite segment improved to 78.9% for the three months ended June 30, 2002 from 73.7% for the comparable period in 2001, and improved to 77.9% for the six month period ended June 30, 2002 from 73.3% for the comparable period in 2001. The improvement in both periods is primarily due to growth in revenue from its higher margin products such as transactional fax, messageREACH and VoiceREACH.

Consolidated direct costs of operations remained constant at 15.3% of revenues in the three months ended June 30, 2002 and 2001, and increased to 15.5% of revenues in the six months ended June 30, 2002 as compared with 14.9% for the same period of 2001. The increase for the six-month comparative period is primarily attributable to product mix as system sales at Xpedite carry higher direct costs and grew as a percentage of total sales and lower revenue at Xpedite reduced fixed direct cost absorption. At Premiere Conferencing, direct costs of operations as a percentage of revenue declined to 24.3% for the three months ended June 30, 2002 as compared with 29.7% for the same period of 2001, and declined to 25.0% for the six months ended June 30, 2002 as compared to 29.7% for the same period in 2001, reflecting the growth in this segment’s high margin automated conferencing services relative to its total revenue base. At Xpedite, direct costs of operations as a percentage of revenue increased in the three and six months ended June 30, 2002 to 9.3% and 9.1% respectively, from 7.8% for the same periods in 2001, mainly attributable to lower revenues reducing fixed cost absorption and to an increase in systems sales in Asia Pacific, which carry a high direct cost.

Consolidated selling and marketing costs increased to 26.0% of revenues for the three months ended June 30, 2002 from 22.1% of revenues for the comparable 2001 period, and increased to 26.3% from 22.4% for the six months ended June 30, 2002 as compared to the same period in 2001. For both periods, these increases as a percentage of revenue are primarily attributable to an increase in headcount at both Premiere Conferencing and Xpedite in conjunction with management’s focus on increasing the sales force. At Premiere Conferencing, selling and marketing costs as a percentage of revenue grew to 18.7% for the three months ended June 30, 2002 from 18.2% for the comparable period in 2001. A larger increase was seen at Xpedite to 30.9% of revenues for the three months ended June 30, 2002 from 23.8% for the comparable period in 2001. For the six months ended June 30, 2002 selling and marketing costs at Premiere Conferencing increased to 19.7% from 18.6% for the comparative period in 2001, while at Xpedite they increased to 30.7% of revenue for the six months ended June 30, 2002 from 23.9% for the same period in 2001.

Research and development costs decreased to 2.1% of revenues for the three months ended June 30, 2002 compared with 3.4% of revenues for the same period in 2001, and decreased to 2.4% of revenues in the six months ended June 30, 2002 from 3.3% of revenues in the same period in 2001. The decrease in these costs as a percentage of revenue in both periods relates primarily to the reduction in headcount at Xpedite, as well as management’s review of current projects and redirection to expend resources only on projects with a high probability of economic benefit.

General and administrative costs were 14.8% of revenues for the three months ended June 30, 2002 compared with 16.9% of revenues for the same period in 2001, and were 15.1% of revenues for the six months ended June 30, 2002 compared with 17.1% of revenues in the same period in 2001. At Premiere Conferencing, general and administrative costs decreased as a percentage of revenue to 7.5% of revenues for the three months ended June 30, 2002 from 10.1% for the comparable period in 2001, and to 8.6% of revenues for the six month period ended June 30, 2002 from 10.1% for the comparable period in 2001, as revenue growth has not required a proportional increase in back office support. At Xpedite, general and administrative costs decreased as a percentage of revenue to 12.7% for the three months ended June 30, 2002 from 13.5% of revenues for the comparable period in 2001, and decreased to 12.7% of revenue for the six months ended June 30, 2002 from 13.3% of revenue for the same period in 2001, driven primarily by the reduction in back office personnel.

Depreciation was 6.6% of revenues for the three months ended June 30, 2002 compared with 6.0% of revenues for the same period in 2001, and was 6.5% of revenues for the six months ended June 30, 2002 compared with 6.1% of revenues for the same period in 2001.

Amortization was 2.7% of revenues for the three months ended June 30, 2002, compared with 27.5 % of revenues for the same period in 2001, and was 3.6% of revenues for the six months ended June 30, 2002, compared with 27.3% of revenues for the same period in 2001. Overall, these costs decreased significantly for the three and six months ended June 30, 2002 compared to the same periods in 2001 as a result of the adoption of SFAS 142. This new accounting pronouncement became effective January 1, 2002 and resulted in the cessation of goodwill amortization, which approximated $16.3 million and $32.5 million in the three-month and six-month periods ended June 30, 2001, respectively. Amortization as a percentage of revenues for the three-month and six-month periods ended June 30, 2001, exclusive of goodwill amortization, would have been 8.1% and 7.8%, respectively. The remaining decrease in amortization expense for the three and six months ended June 30, 2002 is a result of asset impairment charges recorded in the fourth quarter of 2001, which related mainly to customer lists and developed technology at Xpedite.

Equity based compensation expense for the three and six months ended June 30, 2002 is comprised mainly of the vested portion of the options exchanged for restricted shares and the vested portion of the restricted shares issued to executive management in 2001. Equity based compensation in the second quarter of 2001 relates primarily to the cancellation of notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants made by the Company in May 1999.

The legal settlement of $3.3 million for the three and six months ended June 30, 2002 is attributable to the settlement of the shareholder class action lawsuit, as discussed in more detail in “Legal Proceedings.”

Adjusted EBITDA was $19.5 million or 22.3% of revenues for the three months ended June 30, 2002 compared with
$16.6 million or 19.7% of revenues for the same period in 2001, and $35.6 million or 20.8% of revenues for the six months ended June 30, 2002 compared with $31.1 million or 18.7% of revenues for the same period in 2001. On a segment basis the following factors primarily caused these changes:

•
Premiere Conferencing’s Adjusted EBITDA was $10.9 million or 31.1% of segment revenues for the three months ended June 30, 2002 compared with $7.1 million or 24.7% of segment revenues for the same period in 2001, and $19.7 million or 28.8% of segment revenues for the six months ended June 30, 2002 compared with $12.1 million or 22.5% of segment revenues for the same period in 2001. The improvement in this operating segment’s Adjusted EBITDA for both periods is primarily driven by the continued growth in its unattended/automated conferencing product offering and the impact of lower telecommunications costs. The improvement in Adjusted EBITDA is offset, in part, by costs associated with the increase in the sales force to continue expansion into the middle market.

•
Adjusted EBITDA for the Xpedite operating segment was $12.3 million or 23.4% of segment revenues for the three months ended June 30, 2002 compared with $13.6 million or 24.5% of segment revenues for the same period in 2001, and
$22.9 million or 22.3% of segment revenues for the six months ended June 30, 2002 compared with $27.5 million or 24.4% of segment revenues for the same period in 2001. The decrease in Adjusted EBITDA for both periods can be attributed in part to the increased selling and marketing costs and direct costs of operations as percentages of revenue. The decrease in Adjusted EBITDA was offset, in part, by growth in Xpedite’s higher margin services, messageREACH and voiceREACH.

•
Corporate Adjusted EBITDA was $(3.7) million for the three months ended June 30, 2002 compared to $(4.0) million for the same period in 2001, and $(7.0) million for the six months ended June 30, 2002 compared to $(8.3) million for the same period in 2001. The year over year improvement of $1.3 million can be partially attributed to reduced expenses for salaries and related benefits resulting from reductions in headcount and salaries as well as lower levels of spending for advertising and other professional fees.

Net interest expense remained relatively flat at $2.9 million for the three months ended June 30, 2002 compared to $2.8 million for the 2001 period, and was $5.9 million for the six-month period ended June 30, 2002 and $5.5 million for the same period in 2001. Net interest expense for the three and six months ended 2002 was primarily comprised of interest on the Company’s convertible subordinated notes.

DISCONTINUED OPERATIONS

On March 26, 2002 the Company sold substantially all of the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. In connection with the sale, the Company terminated its credit agreement with ABN AMRO Bank in all material respects.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations totaled $1.6 million for the six months ended June 30, 2002, compared to cash provided by continuing operations of $23.9 million for the comparable 2001 period. The Company has concentrated efforts on improving its working capital (total current assets less total current liabilities) position and improved it to $40.8 million as of June 30, 2002 compared with $13.1 million at December 31, 2001. A majority of the cash used in operating activities from continuing operations can be attributed to the significant reductions in accounts payable and accrued expenses in the first quarter of 2002 compared to an increase in these balances in the comparable period in 2001, as well as the increased accounts receivable balance at Premiere Conferencing at June 30, 2002. Also contributing to the decrease were additional payments associated with restructuring, merger costs and other special charges.

Investing activities from continuing operations provided cash totaling $1.3 million for the six months ended June 30, 2002, compared to cash used in investing activities from continuing operations totaling $15.4 million for the same period in 2001. The principal source of cash from investing activities in the first quarter of 2002 was the sale of Voicecom. The proceeds from the sale of Voicecom were partially offset by capital expenditures in the six months ended June 30, 2002 of approximately $6.8 million. The principal source of cash from investing activities from continuing operations in the same period for 2001 was the sale of investments.

Cash provided by financing activities from continuing operations for the six months ended June 30, 2002 totaled $2.2 million, compared with cash used in financing activities from continuing operations of $1.9 million for the comparable 2001 period. Cash inflows for the six months ended June 30, 2002 were primarily the result of a new equipment loan offset by debt repayments on existing note obligations associated with a Premiere Conferencing equipment loan.

At June 30, 2002, the Company’s principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, severance payments to former executive management under the Company’s various restructuring plans, capital lease obligations and semi-annual interest on the Company’s convertible subordinated notes.

Management believes that cash and cash equivalents, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company’s contractual commitments and capital expenditure requirements of its operating units for at least the next twelve months. As of June 30, 2002, the Company had $53.4 million of cash and cash equivalents compared to
$48.0 million at December 31, 2001. At June 30, 2002, approximately $15.2 million of cash and equivalents resided outside of the United States compared to $14.5 million at December 31, 2001. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of PTEK and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Management regularly reviews the Company’s capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from the Company’s operating segments and other factors, PTEK may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.

RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

Consolidated restructuring costs at December 31, 2001 and June 30, 2002 are as follows (in thousands):

	Accrued Costs at December 31, 2001	Payments	Accrued Costs at June 30, 2002
Consolidated
Accrued restructuring costs:
Severance and exit costs	$2,668	$1,993	$675
Contractual obligations	888	441	447
Other	172	92	80

Accrued restructuring, merger costs and other special charges	$3,728	$2,526	$1,202

The accrued restructuring costs are mainly comprised of the 2001 commitments to reduce annual operating expenses through the elimination of certain operating activities and workforce cost reductions in its Xpedite and former Voicecom operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The Company expects to incur approximately $0.9 million of additional cash payments in the remainder of 2002 mainly for severance and exit costs. The remaining $0.3 million are associated with contractual obligations not expected to expire until December 31, 2003.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, investments, restructuring costs and legal contingencies.

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

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Revenue recognition.    The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees, usage fees generally based on per minute or transaction rates, and service initiation fees. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A and 101B.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for uncollectible accounts receivable.    Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in the Company’s customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $66.3 million and $58.6 million, net of allowance for uncollectible accounts receivable of $7.1 million and $8.3 million, as of June 30, 2002 and December 31, 2001, respectively.

If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment to their ability to make payments, additional allowances may be required.

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
- Significant decline in the Company’s stock price for a sustained period; and
- Our market capitalization relative to net book value.

When the Company determines that the carrying value of long-lived assets, intangibles and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying value of such assets. The impairment loss, if applicable, is then calculated based on the fair value or sum of the discounted cash flows compared to the carrying value. The discounted cash flow method uses a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets, long-lived assets and goodwill amounted to approximately $138.8 and $144.9 million as of June 30, 2002 and December 31, 2001, respectively.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, the Company has ceased to amortize approximately $123.1 million of goodwill. The Company recorded approximately $67.4 million of goodwill amortization during 2001. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 will continue to be amortized in accordance with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which became effective in 2002. Amortization is based on the estimated useful lives of the underlying business or underlying assets.

Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income taxes.    As part of the process of preparing the Company’s consolidated financial statements the Company is required to estimate its taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. The Company must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, the Company must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of June 30, 2002 and December 31, 2001 was $25.3 million and $20.7 million, respectively, net of a valuation allowance of $28.3 million and
$28.2 million, respectively. The Company has recorded the valuation allowance due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.

In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact the Company’s financial condition and results of operations.

The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Management believes the Company has appropriately accrued for tax exposures. If the Company is required to pay an amount exceeding its provisions, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax provisions which could materially impact its financial condition and results of operations.

Investments.    The Company has historically made investments in various companies that are engaged in emerging technologies related to the Internet. Either the cost or equity method is used to account for these investments in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” In addition, the Company has investments in equity securities of companies with readily determinable fair values accounted for in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and re-evaluation of such designation as of each balance sheet date.

The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. See the “Asset impairments and obligations – investments” section of “Management’s Discussion and Analysis” above for a discussion of investment impairments recorded during 2001 and 2000. Total investments, in the form of marketable securities available for sale, as of June 30, 2002 and December 31, 2001 were approximately $0.6 million and $1.5 million, respectively.

Future adverse changes in market conditions could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Restructuring costs.     The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs. The restructuring accruals related to contractual lease obligations could be materially affected by factors such as the Company’s ability to secure sublessees, the creditworthiness of sublessees and the success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates, the Company may need to establish additional restructuring accruals or reverse accrual amounts accordingly.

Fair Value of Stock Options.    SFAS No. 123, "Accounting for Stock-Based Compensation," requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock incentive plans. Accordingly, no compensation expense related to the issuance of stock options to employees has been recognized for the three and six months ended June 30, 2002 and 2001. The compensation cost for the Company's stock incentive plans based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, are disclosed on an annual basis in the Company's Annual Report on Form 10-K.

The Company recognizes that as a result of recent events in the business and financial community, the accounting profession has been re-evaluating practices concerning employee compensation and its accounting, and a number of companies have publicly announced changes to their practices concerning employee compensation and its accounting. Therefore, the Company will be evaluating the appropriateness of the practice of recording compensation expense as a result of the issuance of stock options, as it relates to the Company's particular situation and set of circumstances.

Legal contingencies.    The Company is currently involved in certain legal proceedings as disclosed in footnote 9 of Part I, Item 1, and Part II, Item 1, “Legal Proceedings,” of this report. The Company does not believe these proceedings will have a material adverse effect upon the Company’s business or its financial condition, although no assurance can be given as to the ultimate outcome of any such proceedings. Pursuant to SFAS 5, “Accounting for Contingencies,’’ if an unfavorable outcome in a litigation matter is determined to be probable and the amount of the loss can be reasonably estimated, an accrual reserve for such litigation is appropriate. Unless a reserve is specifically indicated in the description of the litigation, these conditions have not been met.

The above listing is not intended to be a comprehensive list of all of the Company’s estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

SUBSEQUENT EVENTS

In connection with the shareholder class action lawsuits filed against the Company and certain of its officers and directors in the United States District Court for the Northern District of Georgia by plaintiffs seeking to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. (“Voice-Tel”) franchisees and a subclass of former Xpedite Systems, Inc. (“Xpedite”) shareholders) who purchased or otherwise acquired the Company’s common stock from as early as February 11, 1997 through June 10, 1998, the parties reached a settlement of all claims. The Order and Final Judgment approving the settlement was entered on July 15, 2002. Under the terms of the settlement, the Company will contribute $3.075 million in cash and/or Company common stock, as the Company elects, and the insurance carriers will contribute $17.675 million, for a total settlement of $20.75 million, exclusive of interest. The claims to be settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933; and all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 12(a)(2) and 15 of the Securities Act of 1933. The Company recorded a $3.275 million charge in the second quarter of 2002 for the cost of this settlement, which includes a reserve of $200,000 for additional costs that may be incurred related to the settlement that are not covered by insurance. See also “Legal Proceedings.”

FORWARD-LOOKING STATEMENTS

When used in this Form 10-Q and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may” “should” “intends” “plans” “estimates” “predicts” “potential” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions that are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•
Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of WorldCom and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code;

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and risk of obsolescence of its products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;

•	Our services may be interrupted due to the failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filing by WorldCom and Global Crossing for protection under Chapter 11 of the United States Bankruptcy Code;

•
Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	Risks associated with expansion of our international operations;

•	General economic or business conditions, internationally, nationally or in the local jurisdictions in which we are doing business may be less favorable than expected;

•	Legislative or regulatory changes may adversely affect the business in which we are engaged;

•	Changes in the securities markets may negatively impact us;

•	The failure of the purchaser to pay the liabilities assumed in the sale of the Voicecom business unit; and

•	Factors described from time to time in the Company’s press releases, reports and other filings made with the Securities and Exchange Commission.

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

At June 30, 2002, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company’s fixed rate convertible subordinated notes outstanding at June 30, 2002, by approximately $5.2 million.

Approximately 31.7% of the Company’s revenues and 32.3% of its operating costs and expenses were transacted in foreign currencies for the six-month period ended June 30, 2002. As a result, fluctuations in exchange rates impact the amount of the Company’s reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the six-month period ended June 30, 2002 by approximately $5.4 million and operating costs and expenses for the six month period ended June 30, 2002 by approximately
$5.0 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at June 30, 2002.

PART II.     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company has several litigation matters pending, as described below, which it is defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. (“Voice-Tel”) franchisees and a subclass of former Xpedite Systems, Inc. (“Xpedite”) shareholders) who purchased or otherwise acquired the Company’s common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8-9, 2002. Following the mediation, the parties reached a proposed settlement of all claims. A final fairness hearing on the proposed settlement before the court was held on July 8, 2002. The Order and Final Judgment approving the settlement was entered on July 15, 2002. Under the terms of the settlement, the Company will contribute $3.075 million in cash and/or stock, as the Company elects, and the insurance carriers will contribute $17.675 million, for a total settlement amount of $20.75 million, exclusive of interest. The claims to be settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933; and all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 12(a)(2) and 15 of the Securities Act of 1933.

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs’ allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company’s acquisitions of Voice-Tel and VoiceCom Systems, the Company’s roll-out of Orchestrate, the Company’s relationship with customers Amway Corporation and DigiTEC, 2000, and the Company’s 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002. The parties are presently conducting discovery.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised.

Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.85 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% interest from January 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% interest from January 1, 1999 until the date of payment.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the Plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorney’s fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb and CEA Financial, jointly and severally liable to Claimant Elizabeth Tendler for $57,500, plus 9% interest from March 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% interest from March 1, 1999 until the date of payment.

On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff’s claims arise out of the Company’s acquisition of American Teleconferencing Services, Ltd. (“ATS”) in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff has filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff’s Motion to Remand and dismissed as moot the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. On June 4, 2002, the Court issued an Order permitting the Plaintiff to file an Amended Petition adding three additional Plaintiffs. This case is in discovery and is set for trial in January 2003.

On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite’s motion. The trial was held on January 29-31, 2002 which resulted in a verdict for the Plaintiff in the amount of $103,000, plus prejudgment interest in the amount of $11,601. Xpedite filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The parties have reached a settlement of all claims, and the Appeal has been dismissed.

On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. (‘JOBA”), a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a Complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate Complaint against JOBA and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. JOBA and Digital subsequently dismissed their efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002 answered Voice-Tel’s Complaint and asserted counterclaims for breach of franchise agreement and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. (“PCI”) and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the Court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was opposed by Voice-Tel, PTEK and PCI. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. On July 22, 2002, Voice-Tel, Voicecom, PCI and PTEK filed three motions for partial summary judgment to eliminate nine claims or defenses in the lawsuit. The trial court ordered Defendants JOBA and Digital to respond to these motions for partial summary judgment by September 12, 2002. Discovery is set to close September 7, 2002. The arbitration hearing for the breach of franchise claims relating to the Digital franchise is currently scheduled for January 2003.

The Company filed a complaint against Qwest Communications Corporation (“Qwest”) in the State Court of Fulton County, Georgia on June 1, 2001. The case was subsequently removed to the U.S. District Court for the Northern District of Georgia. This complaint alleges a breach of contract by Qwest to purchase voice conferencing services. In response to PTEK’s breach of contract claim, Qwest asserted a counterclaim for alleged breach of a contract to purchase certain software licenses. The Company filed a Motion for Partial Summary Judgment on October 19, 2001. On June 14, 2002, the parties entered into a settlement agreement resolving in full all claims asserted by each party against the other.

On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff seeks to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company’s potential liability under the Guaranty is limited to the lesser of the lease obligations or $2,000,000, together with attorneys’ fees, interest and collection expenses. The Company filed an answer and on May 17, 2002, Plaintiff filed a motion for partial summary judgment. On June 18, 2002, the court entered an order finding unconditional liability on the part of the Company with respect to the guaranty but reserving the issue of the amount of the Company’s liability for trial. Trial of the case is expected to occur during 2003.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business or its financial condition, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s shareholders was held on June 5, 2002. At the annual meeting, the following matters were voted on with the following results:

1.	Election of directors. The following directors were elected for a three-year term ending at the 2005 annual meeting of shareholders:

Name of Director	Votes For	Votes Withheld	Abstentions
Raymond H. Pirtle, Jr.	46,626,235	4,203,115	0
Jeffrey M. Cunningham	46,812,878	4,016,472	0
Randolph L. Booth	46,813,803	4,015,547	0

The following persons continued as directors following the annual meeting: Boland T. Jones, George W. Baker, Sr., Jeffrey A. Allred, Jeffrey T. Arnold, Hermann Buerger and J. Walker Smith, Jr.

2.
Approval of an amendment to the Company’s Associate Stock Purchase Plan to increase the shares available for purchase by 750,000. The shareholders approved the amendment to the Associate Stock Purchase Plan and the results of the voting were as follows:

Votes For	Votes Against	Abstentions	Non Votes
48,778,811	1,818,641	231,898	0

3.
Approval of an amendment to the Company’s 2000 Directors Stock Plan to increase the shares available for awards by 1,000,000. The shareholders approved the amendment to the 2000 Directors Stock Plan and the results of the voting were as follows:

Votes For	Votes Against	Abstentions	Non Votes
38,816,268	11,762,643	250,439	0

4.
Approval of an amendment to the Company’s 1995 Stock Plan to increase the annual individual limit on awards and reapproval of the current performance criteria for performance awards. The shareholders approved the amendment to the 1995 Stock Plan and the results of the voting were as follows:

Votes For	Votes Against	Abstentions	Non Votes
41,956,611	8,609,280	263,459	0

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description

10.1
PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed April 30, 2002).

10.2
PTEK Holdings, Inc. 2000 Director Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed April 30, 2002).

10.3
PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed April 30, 2002).

99.1	Statement of Chief Executive Officer and Chief Financial Officer of PTEK Holdings, Inc.

(b)    Reports on Form 8-K

The following report on Form 8-K was filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported	Entities For Which Financial Statements Filed

4/10/02
Items 2 and 7 — Acquisitions or Disposition of Assets to announce the sale of Voicecom business unit and file supplemental consolidated financial statements of PTEK Holdings, Inc (incorporated by reference).
PTEK Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2002
Date
PTEK HOLDINGS, INC.

/s/ WILLIAM E. FRANKLIN William E. Franklin Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description
10.1
PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed April 30, 2002).

10.2
PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed April 30, 2002).

10.3
PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed April 30, 2002).

99.1	Statement of Chief Executive Officer and Chief Financial Officer of PTEK Holdings, Inc.