Form 10-Q
period 2002-09-30
PTEK HOLDINGS INC
filed 2002-11-14
CIK 880804

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

COMMISSION FILE NUMBER: 0-27778

PTEK HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

GEORGIA
(State or other jurisdiction of incorporation or organization)

59-3074176
(I.R.S. Employer Identification No.)

3399 PEACHTREE ROAD, NE
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

(1) Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at November 11, 2002 54,215,546 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA)

	September 30, 2002	December 31, 2001

	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$55,011	$48,023
Marketable securities, available for sale	514	1,477
Accounts receivable (less allowance of $8,117 and $8,278, respectively)	58,736	58,613
Federal income tax receivable	—	9,208
Prepaid expenses and other	9,151	7,982
Deferred income taxes, net	14,737	13,743

Total current assets	138,149	139,046

PROPERTY AND EQUIPMENT, NET	63,481	91,349

OTHER ASSETS
Goodwill	123,066	123,066
Intangibles, net	13,366	21,880
Deferred income taxes, net	10,608	6,923
Other assets	3,601	4,174

	$352,271	$386,438

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$42,459	$56,862
Deferred revenue	19	452
Accrued taxes	16,706	16,031
Accrued liabilities	23,244	42,733
Current maturities of long-term debt and capital lease obligations	4,288	6,124
Accrued restructuring, merger costs and other special charges	744	3,728

Total current liabilities	87,460	125,930

LONG-TERM LIABILITIES
Convertible subordinated notes	172,500	172,500
Long-term debt and capital lease obligations	4,530	8,552
Other accrued liabilities	5,006	424

Total long-term liabilities	182,036	181,476

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, 58,914,312 and 56,984,575 shares issued at September 30, 2002 and December 31, 2001, respectively, and 55,397,012 and 53,584,639 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	589	569
Unrealized gain on marketable securities, available for sale	157	722
Additional paid-in capital	603,915	597,885
Unearned restricted stock compensation	(2,143)	(3,860)
Treasury stock, at cost	(16,031)	(15,494)
Note receivable, shareholder	(4,593)	(4,593)
Cumulative translation adjustment	(3,620)	(5,775)
Accumulated deficit	(495,499)	(490,422)

Total shareholders’ equity	82,775	79,032

	$352,271	$386,438

Accompanying notes are integral to these unaudited condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

	(Unaudited)		(Unaudited)
REVENUES	$86,012	$81,062	$256,742	$247,450
TELECOMMUNICATIONS COSTS	16,390	17,415	50,269	56,718
GROSS PROFIT	69,622	63,647	206,473	190,732

DIRECT OPERATING COSTS	13,544	14,039	40,003	38,827

CONTRIBUTION MARGIN	56,078	49,608	166,470	151,905

OTHER OPERATING EXPENSES:
Selling and marketing	21,456	17,650	66,454	54,979
General and administrative	14,029	13,868	39,807	42,249
Research and development	1,589	3,005	5,625	8,441
Depreciation	5,554	5,621	16,569	15,739
Amortization	2,362	21,437	8,515	66,883
Restructuring costs	—	—	—	2,066
Equity based compensation	315	1,163	1,641	3,380
Legal settlements	4,050	—	7,325	—

Total operating expenses	49,355	62,744	145,936	193,737

OPERATING INCOME (LOSS)	$6,723	$(13,136)	$20,534	$(41,832)

OTHER INCOME (EXPENSE):
Interest, net	(2,994)	(2,677)	(8,650)	(7,927)
Gain on sale of marketable securities	—	102	789	2,666
Asset impairment and obligations– investments	—	—	—	(29,195)
Amortization of goodwill – equity investments	—	—	—	(1,612)
Other, net	(25)	(449)	(108)	(1,371)

Total other income (expense)	(3,019)	(3,024)	(7,969)	(37,439)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,704	(16,160)	12,565	(79,271)
INCOME TAX EXPENSE (BENEFIT)	944	(2,589)	4,827	(11,386)

INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,760	$(13,571)	$7,738	$(67,885)

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom (including a loss on disposal of $13,887 for the nine months ended September 30, 2002)	—	(4,827)	(19,716)	(18,934)
Income tax benefit	—	(773)	(6,901)	(2,711)

Loss on discontinued operations	—	(4,054)	(12,815)	(16,223)

NET INCOME (LOSS)	$2,760	$(17,625)	$(5,077)	$(84,108)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.05	$(0.27)	$0.14	$(1.37)
Discontinued operations	$—	$(0.08)	$(0.24)	$(0.32)

Net income (loss)	$0.05	$(0.35)	$(0.10)	$(1.69)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.05	$(0.27)	$0.14	$(1.37)
Discontinued operations	$—	$(0.08)	$(0.23)	$(0.32)

Net income (loss)	$0.05	$(0.35)	$(0.09)	$(1.69)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	54,265	49,846	53,623	49,726

Diluted	57,064	49,846	56,116	49,726

Accompanying notes are integral to these unaudited condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	Nine Months Ended September 30,

	2002	2001

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,077)	$(84,108)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on discontinued operations	12,815	16,223
Depreciation	16,569	15,739
Amortization	8,515	66,883
Gain on sale of marketable securities	(789)	(2,666)
Deferred income taxes	2,099	(14,109)
Payments for restructuring, merger costs and other special charges	(2,228)	(1,486)
Asset impairment – investments	—	29,195
Amortization of goodwill – investments	—	1,612
Equity based compensation	1,641	3,380
Non-cash portion of legal settlements	3,075	—
Changes in assets and liabilities:
Accounts receivable, net	(7,427)	(4,191)
Prepaid expenses and other receivables	4,566	(980)
Accounts payable and accrued expenses	(19,431)	11,347

Total adjustments	19,405	120,947

Net cash provided by operating activities from continuing operations	14,328	36,839

Net cash (used in) provided by operating activities from discontinued operations	(5,804)	7,896

Net cash provided by operating activities	8,524	44,735

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(11,159)	(17,683)
Proceeds from sale of discontinued operation	7,248	—
Sale of marketable securities	875	4,277
Payments made for certain business assets	(526)	(5,828)
Investments	—	(3,791)
Other	—	(1,360)

Net cash (used in) investing activities from continuing operations	(3,562)	(24,385)

Net cash (used in) investing activities from discontinued operations	(155)	(2,717)

Net cash (used in) investing activities	(3,717)	(27,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments under borrowing arrangements	(2,497)	(398)
Proceeds from borrowing arrangement	4,000	6,500
Purchase of treasury stock, at cost	(537)	(2,173)
Exercise of stock options, net of tax withholding payments	270	61

Net cash provided by financing activities from continuing operations	1,236	3,990

Net cash (used in) financing activities from discontinued operations	(1,086)	(1,418)

Net cash provided by financing activities	150	2,572

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,031	(164)

NET INCREASE IN CASH AND EQUIVALENTS	6,988	20,041
CASH AND EQUIVALENTS, beginning of period	48,023	22,991

CASH AND EQUIVALENTS, end of period	$55,011	$43,032

Supplemental Disclosure of Cash Flow Information: In February 2002, the Company made discretionary non-cash contributions of $1.6 million for the benefit of its employees in common stock.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) per Share

         Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2002 and December 31, 2001, are considered contingently returnable until the restrictions lapse and are not included in the basic net income (loss) per share calculation until the shares are vested. Diluted net income (loss) per share gives effect to all potentially dilutive securities. For the three and nine months ended September 30, 2001, the Company’s convertible subordinated notes and stock options were potentially dilutive securities, but these securities were antidilutive due to the Company’s net loss and, therefore, are not included in the diluted per share calculation. The Company’s convertible subordinated notes, unvested restricted shares and stock options are potentially dilutive securities during 2002. For the three and nine months ended September 30, 2002, the difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options and the unvested restricted shares, computed as follows:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Total weighted-average shares outstanding – Basic	54,265,129	53,622,606
Add common stock equivalents:
Stock options	2,107,812	1,802,921
Unvested restricted shares	691,090	690,322

Total weighted-average shares outstanding – Diluted	57,064,031	56,115,849

Software Development Costs

         Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to implement a new billing system at Premiere Conferencing are being capitalized. For the three and nine months ended September 30, 2002, the Company capitalized approximately $0.8 million and $2.1 million, respectively. There were no costs capitalized for the comparable periods in 2001. These capitalized costs are being amortized on a straight line basis over the estimated life of the related software, not to exceed three years. Amortization expense recorded for phases completed in the three and nine months ended September 30, 2002 was approximately $0.1 million and $0.2 million, respectively.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable

         Included in accounts receivable at September 30, 2002 was earned but unbilled revenue of approximately $3.3 million at Premiere Conferencing, which resulted from weekly cycle billing that was implemented during the quarter. Earned but unbilled revenue is billed within thirty days.

Comprehensive Income (Loss)

         Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to shareholders. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company’s components of other comprehensive income. The following table shows total comprehensive income (loss) for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net income (loss)	$2,760	$(17,625)	$(5,077)	$(84,108)
Translation adjustments	651	4,862	2,155	3,652
Change in unrealized gain on marketable securities, net of tax	(90)	(515)	(565)	(1,904)

Comprehensive income (loss)	$3,321	$(13,278)	$(3,487)	$(82,360)

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

3.      EXCLUSION OF SFAS NO. 142 AMORTIZATION

         Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment by applying a fair value based test. The balance of goodwill was $123.1 million as of September 30, 2002 and December 31, 2001. The Company determined there was no impairment of these assets as of September 30, 2002. Exclusive of SFAS No. 142 amortization, basic and diluted net income (loss) per share for the three and nine months ended September 30, 2002 and 2001 would have been (in thousands, except per share data):

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Adjusted net income (loss):
Income (loss) from continuing operations	$2,760	$(13,571)	$7,738	$(67,885)
Add goodwill for Xpedite	—	14,341	—	43,023
Add goodwill for Premiere Conferencing	—	1,914	—	5,743

Adjusted income (loss) from continuing Operations	$2,760	$2,684	$7,738	(19,119)
Add goodwill for Voicecom	—	756	—	2,275
Loss from discontinued operations	—	(4,054)	(12,815)	(16,223)

Adjusted net income (loss)	$2,760	$(614)	$(5,077)	$(33,067)

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Adjusted basic net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.27)	$0.14	$(1.37)
Add goodwill for Xpedite	—	0.28	—	0.87
Add goodwill for Premiere Conferencing	—	0.04	—	0.12

Adjusted income (loss) from continuing operations	$0.05	$0.05	$0.14	$(0.38)
Add goodwill for Voicecom	—	0.02	—	0.05
Loss from discontinued operations	—	(0.08)	(0.24)	(0.33)

Adjusted basic net income (loss) per share	$0.05	$(0.01)	$(0.10)	$(0.66)

Adjusted diluted net income (loss) per share:
Income (loss) from continuing operations	$0.05	$(0.27)	$0.14	$(1.37)
Add goodwill for Xpedite	—	0.28	—	0.87
Add goodwill for Premiere Conferencing	—	0.04	—	0.12

Adjusted income (loss) from continuing operations	$0.05	$0.05	$0.14	$(0.38)
Add goodwill for Voicecom	—	0.02	—	0.05
Loss from discontinued operations	—	(0.08)	(0.23)	(0.33)

Adjusted diluted net income (loss) per share	$0.05	$(0.01)	$(0.09)	$(0.66)

4.      INVESTMENTS

         During 2001 the market outlook worsened for the non-public companies in the Ptek Ventures portfolio. During that period the financial performance and updated financial forecasts for the near term of such portfolio companies, along with the Company’s decision to exit the venture business, led management to conclude that there was an “other than temporary” decline in the carrying value of such portfolio. Accordingly, in the nine months ended September 30, 2001, the Company recorded an impairment charge of approximately $29.2 million for the remaining carrying value of its non-public portfolio.

5.      RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

         Consolidated restructuring costs at December 31, 2001 and September 30, 2002 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2001	Payments	Accrued Costs at September 30, 2002

Accrued restructuring costs:
Severance and exit costs	$2,668	$2,308	$360
Contractual obligations	888	524	364
Other	172	152	20

Accrued restructuring, merger costs and other special charges	$3,728	$2,984	$744

         The accrued restructuring costs are mainly comprised of the 2001 commitments to reduce annual operating expenses through the elimination of certain operating activities and workforce cost reductions in the Xpedite and former Voicecom operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The Company expects to incur approximately $0.4 million

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

of additional cash payments in the remainder of 2002, mainly for severance and exit costs. The remaining $0.3 million is associated with contractual obligations not expected to expire until December 31, 2003.

6.      MARKETABLE SECURITIES, AVAILABLE FOR SALE

         “Marketable securities, available for sale” at September 30, 2002 and December 31, 2001, are principally common stock investments carried at fair value based on quoted market prices. At September 30, 2002, the Company held investments in public companies with an aggregate market value of approximately $0.5 million and unrealized gains of approximately $0.2 million. During the three months ended March 31, 2002, the Company sold investments with aggregate proceeds less commissions of approximately $0.9 million and realized gains of approximately $0.8 million.

7.      DISCONTINUED OPERATIONS

         On March 26, 2002, the Company sold substantially all the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the three and nine months ended September 30, 2002 and 2001 were (in millions:)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenue	$—	$22.8	$15.8	$74.1
Pre-tax loss	—	(4.8)	(5.8)	(18.9)

In connection with the sale, the Company terminated its credit agreement with ABN AMRO Bank in all material respects.

8.      EQUITY BASED COMPENSATION

Options exchanged for restricted shares

         In the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. Assuming all employees at September 30, 2002 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be approximately $0.1 million for the remainder of 2002, and approximately $0.6 million in 2003 and $0.3 million in 2004. The equity based compensation expense related to these shares recorded for the three and nine months ended September 30, 2002 was approximately $0.2 million and $1.2 million, respectively. The Company has agreed to lend to certain members of the executive management of the Company the amount of taxes due with respect to the restricted shares received in the exchange program, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted shares. The amounts loaned during the three and nine months ended September 30, 2002 were approximately $0.0 million and $0.1 million, respectively, and the outstanding balance of these loans on September 30, 2002 was approximately $0.6 million.

         In addition, approximately 640,000 and 890,000 options that were eligible to be exchanged for restricted stock pursuant to the Offer to Purchase were not tendered and remain outstanding at September 30, 2002 and December 31, 2001, respectively. These options are subject to variable accounting until such options are exercised,

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At September 30, 2002 and December 31, 2001, no charge was recorded because the lowest exercise price of the options was greater than the average market value of the Company’s common stock during the period.

Restricted shares issued to executive management

         Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and are restricted from trading for a one-year period. The remaining restricted shares vest straight line for expense recognition purposes through 2004 and the equity based compensation expense resulting therefrom recorded for the three and nine months ended September 30, 2002 was approximately $0.1 million and $0.4 million, respectively. The equity based compensation in future years resulting from these shares will be approximately $0.1 million for the remainder of 2002 and approximately $0.5 million in 2003 and 2004, respectively. The Company has agreed to lend to these members of executive management the amount of taxes due with respect to the shares of restricted stock granted, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted stock. The amounts loaned during the three and nine months ended September 30, 2002 were approximately $0.0 million and $0.1 million, respectively, and the outstanding balance of these loans on September 30, 2002 was approximately $0.8 million.

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

         The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. (“Voice-Tel”) franchisees and a subclass of former Xpedite Systems, Inc. (“Xpedite”) shareholders) who purchased or otherwise acquired the Company’s common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8-9, 2002. Following the mediation, the parties reached a proposed settlement of all claims. A final fairness hearing on the proposed settlement before the Court was held on July 8, 2002. The Order and Final Judgment finally approving the settlement was entered on July 15, 2002. Under the terms of the settlement, during the third quarter of 2002 the Company contributed 601,997 shares of the Company’s common stock, and the insurance carriers contributed approximately $17.7 million in cash, for a total settlement amount of $20.75 million, exclusive of interest. See Note 11, Subsequent Events. The claims settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933; and, all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 12(a)(2) and 15 of the Securities Act of 1933.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs’ allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company’s acquisitions of Voice-Tel and VoiceCom Systems, the Company’s roll-out of Orchestrate, the Company’s relationship with customers Amway Corporation and DigiTEC, 2000, and the Company’s 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002. On October 17, 2002, the Defendants filed a Motion for Summary Judgment and a Motion in Limine to exclude the testimony of the Plaintiffs’ expert. Both motions are pending.

         On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from January 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until July 31, 2002. The Equitable Respondents have filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending.

         On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the Plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff’s

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

investment in Xpedite. Plaintiff’s claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest from March 1, 1999 until July 31, 2002. The Equitable Respondents have filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending.

         On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff’s claims arise out of the Company’s acquisition of American Teleconferencing Services, Ltd. (“ATS”) in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff’s Motion to Remand and dismissed as moot the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. On June 4, 2002, the Court issued an Order permitting the Plaintiff to file an Amended Petition adding three additional Plaintiffs. On August 28, 2002, the parties entered into a Confidential Settlement Agreement and Mutual General Release pursuant to which, among other things, the Company paid the Plaintiffs $3.6 million and all claims were dismissed with prejudice.

         On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite’s motion. The trial was held on January 29-31, 2002 which resulted in a verdict for the Plaintiff in the amount of $103,000, plus prejudgment interest in the amount of $11,600. Xpedite filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The parties have reached a settlement of all claims, and the Appeal has been dismissed.

         On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. (“JOBA”), a Voice-Tel franchisee, filed an

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS7

Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a Complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate Complaint against JOBA and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. JOBA and Digital subsequently dismissed their efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002 answered Voice-Tel’s Complaint and asserted counterclaims for breach of franchise agreement and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. (“PCI”) and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the Court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. With the exception of expert and damages testimony, discovery has now concluded and the parties are awaiting a trial date. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. An arbitration hearing for the breach of franchise claims relating to the Digital franchise is currently scheduled for February 2003. The remainder of the claims, which are not resolved through summary judgment, will be determined by the United States District Court, Northern District of Georgia.

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

         On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff seeks to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company’s potential liability under the Guaranty is limited to the lesser of the lease obligations or $2.0 million plus attorneys’ fees, interest and collection expenses, which is fully reserved for as of September 30, 2002. The Company intends to answer and defend the lawsuit. On May 17, 2002, Plaintiff filed a motion for partial summary judgment. On June 18, 2002, the court entered an order finding unconditional liability on the part of the Company with respect to the guaranty but reserving the issue of the amount of the Company’s liability for trial. Trial of the case is expected to occur during 2003.

         The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

           The Company is guarantor on capital leases for approximately $4.9 million that were transferred to Gores Technology Group through the sale of substantially all the assets of the Voicecom operating segment.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.      SEGMENT REPORTING

         The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full range of enhanced, automated and Web conferencing services for all forms of group communications activities, primarily to Fortune 1000 customers. Xpedite offers a comprehensive suite of value-added multimedia messaging services through its worldwide proprietary messaging platforms. Xpedite’s customers are primarily global Fortune 1000 companies. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through the sale of that segment effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications. Adjusted EBITDA is management’s primary measure of segment performance. Adjusted EBITDA is defined by the Company as operating income or loss before depreciation, amortization, restructuring costs, equity based compensation, and legal settlements.

         Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues:
Revenues from continuing operations:
Premiere Conferencing	$35.0	$29.6	$103.4	$83.6
Xpedite	51.0	51.6	153.4	164.1
Eliminations	(0.0)	(0.1)	(0.1)	(0.2)

	$86.0	$81.1	$256.7	$247.5

Revenues from discontinued operations:
Voicecom	$—	$22.8	$15.8	$74.1

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
Premiere Conferencing	$10.7	$8.0	$30.5	$20.2
Xpedite	12.0	10.7	34.8	38.2
Corporate	(3.7)	(3.9)	(10.6)	(12.2)
Eliminations	(0.0)	0.3	(0.1)	0.0

	$19.0	$15.1	$54.6	$46.2

Adjusted EBITDA from discontinued operations:
Voicecom	$—	$1.2	$(3.2)	$3.3

	September 30, 2002	December 31, 2001

Identifiable Assets:
Premiere Conferencing	$78.7	$69.0
Xpedite	199.1	214.5
Voicecom	—	40.2
Corporate	74.5	62.7

	$352.3	$386.4

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         A reconciliation of Adjusted EBITDA to operating income (loss) and income (loss) from continuing operations before income taxes is as follows (in millions):

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Adjusted EBITDA	$19.0	$15.1	$54.6	$46.2
Less: depreciation	(5.6)	(5.6)	(16.7)	(15.7)
Less: amortization	(2.4)	(21.4)	(8.5)	(66.9)
Less: restructuring costs	—	—	—	(2.1)
Less: equity based compensation	(0.3)	(1.2)	(1.6)	(3.3)
Less: legal settlements	(4.0)		(7.3)	—

Operating income (loss)	$6.7	$(13.1)	$20.5	$(41.8)

Less: interest expense, net	(3.0)	(2.8)	(8.6)	(7.9)
Plus: gain on sale of marketable securities	—	0.1	0.8	2.7
Less: asset impairment – investments	—	—	—	(29.2)
Less: amortization of goodwill – equity investments	—	—	—	(1.6)
Plus: other income (expense), net	(0.0)	(0.4)	(0.1)	(1.5)

Income (loss) from continuing operations before income taxes	$3.7	$(16.2)	$12.6	$(79.3)

11.      SUBSEQUENT EVENTS

         Pursuant to the terms of the class action settlement, in November 2002 the plaintiffs instructed their broker to return to the Company 352,997 shares of the 601,997 shares of common stock initially received by them during the third quarter of 2002, and in return the Company made a cash payment of approximately $1.8 million to the plaintiffs. The cash payment, along with the 249,000 shares retained by the plaintiffs, satisfied the Company’s obligation to contribute a total of approximately $3.1 million to the settlement, either in cash or shares of common stock.

         In November 2002, the Company’s insurance carrier made a payment to the Company’s outside legal counsel for legal fees and costs incurred in connection with the settlement of the Cowan litigation, which resulted in the legal settlements charge for the quarter ended September 30, 2002 being approximately $4.0 million, as compared to the $4.3 million reported in the Company’s earnings press release on October 28, 2002. This adjustment did not change the Company’s Adjusted EBITDA or basic earnings per share from continuing operations for the three months ended September 30, 2002; however, it increased diluted earnings per share from continuing operations for such period, as reported in the earnings release, from $.04 to $.05.

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

         “Depreciation” and “amortization” includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally three to five years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill (for 2001 only), customer lists, developed technology and assembled work force, and are amortized over periods generally ranging from three to seven years.

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

RESULTS OF OPERATIONS

         The following table presents selected financial information regarding the Company’s operating segments for the periods presented (amounts in millions):

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues:
Revenues from continuing operations:
Premiere Conferencing	$35.0	$29.6	$103.4	$83.6
Xpedite	51.0	51.6	153.4	164.1
Eliminations	(0.0)	(0.1)	(0.1)	(0.2)

	$86.0	$81.1	$256.7	$247.5

Revenues from discontinued operations:
Voicecom	$—	$22.8	$15.8	$74.1

Adjusted EBITDA:
Adjusted EBITDA from continuing operations:
Premiere Conferencing	$10.7	$8.0	$30.5	$20.2
Xpedite	12.0	10.7	34.8	38.2
Corporate	(3.7)	(3.9)	(10.6)	(12.2)
Eliminations	(0.0)	0.3	(0.1)	0.0

	$19.0	$15.1	$54.6	$46.2

Adjusted EBITDA from discontinued operations:
Voicecom	$—	$1.2	$(3.2)	$3.3

ANALYSIS

         Consolidated revenues increased 6.1% to $86.0 million in the three months ended September 30, 2002 compared with $81.1 million in the same period in 2001, and increased 3.8% to $256.7 million in the nine months ended September 30, 2002 as compared with $247.5 million in the same period in 2001. On a segment basis, the increases and/or decreases were caused by the following factors:

•
Premiere Conferencing experienced an 18.5% increase in revenues from $29.6 million to $35.0 million for the three months ended September 30, 2002 compared with the same period in 2001, and a 23.7% increase from $83.6 million to $103.4 million for the nine months ended September 30, 2002 compared with the same period in 2001. The overall growth in revenue at Premiere Conferencing in both periods resulted primarily from increased minutes in its unattended/automated conferencing product offering.

•
Xpedite experienced a 1.1% decrease in revenues from $51.6 million to $51.0 million for the three months ended September 30, 2002 compared with the same period in 2001, and a 6.5% decrease from $164.1 million to $153.4 million for the nine months ended September 30, 2002 compared with the same period in 2001. The decrease in revenue in both periods is primarily attributable to the decline in price for its largest product offering, broadcast fax, offset, in part, by increased volumes in messageREACH.

         Consolidated gross profit margins were 80.9% and 78.5% for the three months ended September 30, 2002 and 2001, respectively, and 80.4% and 77.1% for the nine months ended September 30, 2002 and 2001, respectively, as Premiere Conferencing’s overall product line and Xpedite’s messageREACH product, which carry higher gross profit margins, accounted for a higher percentage of total consolidated revenue. Gross profit margin for the Premiere Conferencing segment declined to 83.4% for the three months ended September 30, 2002 from 84.7% for the comparable period in 2001, and remained constant at 83.5% for the nine-month periods ended September 30, 2002 and 2001. Price compression, primarily in its large account segment, resulted in a decline in its gross profit margin for the three-month period ending September 30, 2002 as compared to the same period in 2001. Gross profit margin for the Xpedite segment improved to 79.3% for the three months ended September 30, 2002 from 75.0% for the comparable period in 2001, and improved to 78.4% for the nine month period ended September 30, 2002 from 73.8% for the comparable period in 2001. The improvement in both periods is primarily due to growth in revenue from its higher margin products such as transactional fax, messageREACH and voiceREACH.

         Consolidated direct costs of operations decreased to 15.8% of revenues in the three months ended September 30, 2002 as compared with 17.4% of revenues for the same period in 2001, and decreased slightly to 15.6% of revenues in the nine months ended September 30, 2002 as compared with 15.7% of revenues for the same period in 2001. At Premiere Conferencing, direct costs of operations as a percentage of revenue declined to 23.6% for the three months ended September 30, 2002 as compared with 29.4% for the same period in 2001, and declined to 24.5% for the nine months ended September 30, 2002 as compared to 29.6% for the same period in 2001, reflecting the growth in this segment’s high contribution margin automated conferencing services relative to its total revenue base. At Xpedite, direct costs of operations as a percentage of revenue remained constant for the three months ended September 30, 2002 and 2001 at 10.3%, and increased in the nine months ended September 30, 2002 to 9.5% from 8.5% for the same period in 2001. The increase for the nine-month comparative period is primarily attributable to product mix as system sales carry higher direct costs and grew as a percentage of total sales and lower revenue at Xpedite reduced fixed direct cost absorption.

         Consolidated selling and marketing costs increased to 24.9% of revenues for the three months ended September 30, 2002 from 21.8% of revenues for the same period in 2001, and increased to 25.8% from 22.2% for the nine months ended September 30, 2002 as compared to the same period in 2001. At Premiere Conferencing, selling and marketing costs as a percentage of revenues grew to 18.4% for the three months ended September 30, 2002 from 17.7% for the same period in 2001. A larger increase was seen at Xpedite, growing to 29.4% of revenues for the three months ended September 30, 2002 from 23.7% for the same period in 2001. For the nine months ended September 30, 2002, selling and marketing costs at Premiere Conferencing increased to 19.3% of revenues from 18.3% for the same period in 2001, while selling and marketing costs at Xpedite increased to 30.4% of revenues for the nine months ended September 30, 2002 from 23.8% for the same period in 2001. These increases as a percentage of revenues are primarily attributable to an increase in headcount at both Premiere Conferencing and Xpedite.

         Consolidated research and development costs decreased to 1.8% of revenues for the three months ended September 30, 2002 compared with 3.7% of revenues for the same period in 2001, and decreased to 2.2% of revenues for the nine months ended September 30, 2002 from 3.4% of revenues in the same period in 2001. The decrease in these costs as a percentage of revenue in both periods relates primarily to the reduction in headcount at Xpedite, the capitalization of certain qualifying costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” as well as management’s directive to expend resources only on projects with a high probability of economic benefit.

         Consolidated general and administrative costs were 16.3% of revenues for the three months ended September 30, 2002 compared with 17.1% of revenues for the same period in 2001, and were 15.5% of revenues for the nine months ended September 30, 2002 compared with 17.1% of revenues in the same period in 2001. At Premiere Conferencing, general and administrative costs increased as a percentage of revenues to 9.5% for the three months ended September 30, 2002 from 8.5% for the same period in 2001, mainly as a result of recording additional expense for bad debts in the quarter. For the nine month period ended September 30, 2002, general and administrative costs decreased to 8.9% of revenues from 9.6% for the same period in 2001, as revenue growth in 2002 has not required a proportional increase in back office support. At Xpedite, general and administrative costs decreased as a percentage of revenues to 13.8% for the three months ended September 30, 2002 from 15.5% of revenues for the same period in 2001, and remained constant at 13.0% of revenues for the nine months ended September 30, 2002 and 2001. The decrease in the third quarter of 2002 was driven primarily by the reduction in back office personnel.

         Depreciation was 6.5% of revenues for the three months ended September 30, 2002 compared with 6.9% of revenues for the same period in 2001, and was 6.5% of revenues for the nine months ended September 30, 2002 compared with 6.4% of revenues for the same period in 2001.

         Amortization was 2.7% of revenues for the three months ended September 30, 2002, compared with 26.5% of revenues for the same period in 2001, and was 3.3% of revenues for the nine months ended September 30, 2002, compared with 27.0% of revenues for the same period in 2001. Overall, these costs decreased significantly for the three and nine months ended September 30, 2002 compared to the same periods in 2001 as a result of the adoption of SFAS 142. This new accounting pronouncement became effective January 1, 2002 and resulted in the cessation of goodwill amortization, which approximated $16.3 million and $48.8 million in the three-month and nine-month periods ended September 30, 2001, respectively. Amortization as a percentage of revenues for the three-month and nine-month periods ended September 30, 2001, exclusive of goodwill amortization, would have been 6.4% and 7.3%, respectively. The remaining decrease in amortization expense for the three and nine months ended September 30, 2002 is a result of asset impairment charges recorded in the fourth quarter of 2001, which related mainly to customer lists and developed technology at Xpedite.

         Equity based compensation expense for the three and nine months ended September 30, 2002 is comprised mainly of the vesting of the restricted shares received in exchange for options and the vesting of the restricted shares issued to executive management in 2001. Equity based compensation in the three and nine months ended September 30, 2001 relates primarily to the cancellation of notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants made by the Company in May 1999.

         The legal settlement of approximately $4.0 million for the three months ended September 30, 2002 is attributable to the settlement of the Cowan lawsuit. For the nine months ended September 30, 2002 legal settlements totaled $7.3 million, including the Cowan Settlement and a $3.3 million settlement related to the shareholder class action lawsuit, as discussed in more detail in “Legal Proceedings” and “Subsequent Events.”

         Adjusted EBITDA was $19.0 million or 22.1% of revenues for the three months ended September 30, 2002 compared with $15.1 million or 18.6% of revenues for the same period in 2001, and $54.6 million or 21.3% of revenues for the nine months ended September 30, 2002 compared with $46.2 million or 18.7% of revenues for the same period in 2001. On a segment basis the following factors primarily caused these changes:

•
Premiere Conferencing’s Adjusted EBITDA was $10.7 million or 30.6 % of segment revenues for the three months ended September 30, 2002 compared with $8.0 million or 27.1% of segment revenues for the same period in 2001, and $30.5 million or 29.4% of segment revenues for the nine months ended September 30, 2002 compared with $20.2 million or 24.1% of segment revenues for the same period in 2001. The improvement in this operating segment’s Adjusted EBITDA for both periods is primarily driven by the continued growth in its unattended/automated conferencing product offering and the impact of lower telecommunications costs. The improvement in Adjusted EBITDA is offset, in part, by costs associated with the increase in the sales force and costs associated with expansion into Europe and Asia Pacific.

•
Adjusted EBITDA for the Xpedite operating segment was $12.0 million or 23.5% of segment revenues for the three months ended September 30, 2002 compared with $10.7 million or 20.8% of segment revenues for the same period in 2001, and $34.8 million or 22.7% of segment revenues for the nine months ended September 30, 2002 compared with $38.2 million or 23.3% of segment revenues for the same period in 2001. The increase for the three month period is attributed to an increase in revenues from its higher margin products, messageREACH and VoiceREACH. The decrease in Adjusted EBITDA for the nine month period is attributed to reduced revenues as a result of the exit of the real time fax business, as well as increased selling and marketing costs and direct costs of operations as percentages of revenues. The decrease in Adjusted EBITDA was offset, in part, by growth in Xpedite’s higher margin services, messageREACH and voiceREACH.

•
Corporate Adjusted EBITDA was $(3.7) million for the three months ended September 30, 2002 compared to $(3.9) million for the same period in 2001, and $(10.6) million for the nine months ended September 30, 2002 compared to $(12.2) million for the same period in 2001. The period over period improvement can be partially attributed to reduced expenses for salaries and related benefits resulting from reductions in headcount as well as lower levels of spending for advertising and other professional fees.

         Net interest expense increased to $3.0 million for the three months ended September 30, 2002 compared to $2.7 million for the same period in 2001, and was $8.7 million for the nine-month period ended September 30, 2002 compared to $7.9 million for the same period in 2001. The period over period growth in interest expense is mainly the result of equipment loans at Premiere Conferencing. Net interest expense for the three and nine months ended 2002 was comprised primarily of interest on the Company’s convertible subordinated notes.

         The effective tax rate increased to 25.5% from 16.0% for the three months ended September 30, 2002 compared with the same period in 2001, and increased to 38.4% for the nine months ended September 30, 2002 compared with 14.4% for the same period in 2001. The increase from 2001 to 2002 is primarily due to the effect of tax benefits not being recognized in association with the write-down of certain investments and intangible assets in the latter half of 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities from continuing operations totaled $14.3 million for the nine months ended September 30, 2002 compared to $36.8 million for the same period in 2001. A majority of the cash used in operating activities from continuing operations can be attributed to the significant reductions in accounts payable and accrued expenses in the first and third quarters of 2002 compared to an increase in these balances in the comparable period in 2001, as well as the increased accounts receivable balance at Premiere Conferencing for the nine months ended September 30, 2002. The Company has concentrated its efforts on improving its working capital (total current assets less total current liabilities) position and increased it to $50.7 million as of September 30, 2002 compared with $13.1 million as of December 31, 2001.

         Cash used in investing activities from continuing operations totaled $3.6 million for the nine months ended September 30, 2002 compared to $24.4 million for the same period in 2001. The principal source of cash from investing activities in the nine months ended September 30, 2002 was from the sale of Voicecom. The proceeds from the sale of Voicecom were offset by capital expenditures in the nine months ended September 30, 2002 of approximately $11.2 million. The principal source of cash from investing activities from continuing operations in the nine months ended September 30, 2001 was the sale of investments. The primary uses of cash for investing activities for the nine months ended September 30, 2001 included capital expenditures, follow-on investment activity in the PtekVentures investment portfolio, and payments made for certain revenue generating business assets by the Xpedite operating segment.

         Cash provided by financing activities from continuing operations for the nine months ended September 30, 2002 totaled $1.2 million compared to $4.0 million for the same period in 2001. Cash inflows for the nine months ended September 30, 2002 were primarily the result of a new equipment loan at Premiere Conferencing, offset by debt repayments on existing note obligations associated with a Premiere Conferencing equipment loan. The principal uses of cash for financing activities for the nine months ended September 30, 2001 were debt repayments on capital lease obligations and the purchase of treasury stock. The primary source of cash from financing activities for that period was $6.5 million of proceeds from a line of credit entered into by the Premiere Conferencing operating unit with United Missouri Bank.

         At September 30, 2002, the Company’s principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, capital lease obligations and semiannual interest on the Company’s convertible subordinated notes.

         Management believes that cash and cash equivalents, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company’s contractual commitments and capital expenditure requirements of its operating units for at least the next twelve months. As of September 30, 2002, the Company had $55.0 million of cash and cash equivalents compared to $48.0 million at December 31, 2001. At September 30, 2002, approximately $11.8 million of cash and equivalents resided outside of the United States compared to $14.5 million at December 31, 2001. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of the Company and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Management regularly reviews the Company’s capital structure and evaluates potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from the Company’s operating segments and other factors, the Company may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.

RESTRUCTURING, MERGER COSTS AND OTHER SPECIAL CHARGES

         Consolidated restructuring costs at December 31, 2001 and September 30, 2002 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2001	Payments	Accrued Costs at September 30, 2002

Accrued restructuring costs:
Severance and exit costs	$2,668	$2,308	$360
Contractual obligations	888	524	364
Other	172	152	20

Accrued restructuring, merger costs and other special charges	$3,728	$2,984	$744

         The accrued restructuring costs are mainly comprised of the 2001 commitments to reduce annual operating expenses through the elimination of certain operating activities and workforce cost reductions in the Xpedite and former Voicecom operating segments, and at Corporate, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The Company expects to incur approximately $0.4 million of additional cash payments in the remainder of 2002 mainly for severance and exit costs. The remaining $0.3 million is associated with contractual obligations not expected to expire until December 31, 2003.

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

         Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

         Allowance for uncollectible accounts receivable. Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in the Company’s customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $58.7 million and $58.6 million, net of allowance for uncollectible accounts receivable of $8.1 million and $8.3 million, as of September 30, 2002 and December 31, 2001, respectively.

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

         Goodwill and other intangible assets. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. The Company evaluates acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

•	Significant decrease in the market value of an asset;

•	Significant changes in the manner of use of the acquired assets or the strategy for the overall business;

•	Significant adverse change in legal factors or negative industry or economic trends;

•	Significant underperformance relative to current period and/or projected future operating profits or cash flows associated with an asset;

•	Significant decline in the Company’s stock price for a sustained period; and

•	Our market capitalization relative to net book value.

         When the Company determines that the carrying value of long-lived assets, intangibles and related goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company recognizes an impairment loss when the sum of undiscounted expected future cash flow is less than the carrying value of such assets. The impairment loss, if applicable, is then calculated based on the fair value or sum of the discounted cash flows compared to the carrying value. The discounted cash flow method uses a discount rate determined by management to be commensurate with the risk inherent in the Company’s current business model. Net intangible assets and goodwill amounted to approximately $136.4 and $144.9 million as of September 30, 2002 and December 31, 2001, respectively.

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

         Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of September 30, 2002 and December 31, 2001 was $25.3 million and $20.7 million, respectively, net of a valuation allowance of $28.3 million and $28.2 million, respectively. The Company has recorded the valuation allowance due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.

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

         The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. See the “Asset impairments and obligations – investments” section of “Management’s Discussion and Analysis” above for a discussion of investment impairments recorded during 2001 and 2000. Total investments, in the form of marketable securities available for sale, as of September 30, 2002 and December 31, 2001 were approximately $0.5 million and $1.5 million, respectively.

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

         Fair Value of Stock Options. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires that companies with stock-based compensation plans either recognize compensation expense based on the fair value of options granted or continue to apply the existing accounting rules and disclose pro forma net income and earnings per share assuming the fair value method had been applied. The Company has chosen to continue applying APB Opinion No. 25 and related interpretations in accounting for its stock incentive plans. Accordingly, no compensation expense related to the issuance of stock options to employees has been recognized for the three and Nine months ended September 30, 2002 and 2001. The compensation cost for the Company’s stock incentive plans based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS No. 123, are disclosed on an annual basis in the Company’s Annual Report on Form 10-K.

         The Company recognizes that as a result of recent events in the business and financial community, the accounting profession has been re-evaluating practices concerning employee compensation and its accounting, and a number of companies have publicly announced changes to their practices concerning employee compensation and its accounting. Therefore, the Company will be evaluating the appropriateness of the practice of recording compensation expense as a result of the issuance of stock options, as it relates to the Company’s particular situation and set of circumstances.

         Legal contingencies. The Company is currently involved in certain legal proceedings as disclosed in footnote 9 of Part I, Item 1, and Part II, Item 1, “Legal Proceedings,” of this report. The Company does not believe these proceedings will have a material adverse effect upon the Company’s business or its financial condition, although no assurance can be given as to the ultimate outcome of any such proceedings. Pursuant to SFAS 5, “Accounting for Contingencies,” if an unfavorable outcome in a litigation matter is determined to be probable and the amount of the loss can be reasonably estimated, an accrual reserve for such litigation is appropriate. Unless a reserve is specifically indicated in the description of the litigation, these conditions have not been met.

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

SUBSEQUENT EVENTS

         Pursuant to the terms of the class action settlement, in November 2002 the plaintiffs instructed their broker to return to the Company 352,997 shares of the 601,997 shares of common stock initially received by them during the third quarter of 2002, and in return the Company made a cash payment of approximately $1.8 million to the plaintiffs. The cash payment, along with the 249,000 shares retained by the plaintiffs, satisfied the Company’s obligation to contribute a total of approximately $3.1 million to the settlement, either in cash or shares of common stock.

         In November 2002, the Company’s insurance carrier made a payment to the Company’s outside legal counsel for legal fees and costs incurred in connection with the settlement of the Cowan litigation, which resulted in the legal settlements charge for the quarter ended September 30, 2002 being approximately $4.0 million, as compared to the $4.3 million reported in the Company’s earnings press release on October 28, 2002. This adjustment did not change the Company’s Adjusted EBITDA or basic earnings per share from continuing operations for the three months ended September 30, 2002; however, it increased diluted earnings per share from continuing operations for such period, as reported in the earnings release from $.04 to $.05.

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

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and risk of obsolescence of our products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of our strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;

•	Our services may be interrupted due to the failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filings by WorldCom and Global Crossing for protection under Chapter 11 of the United States Bankruptcy Code;

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

         At September 30, 2002, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company’s fixed rate convertible subordinated notes outstanding at September 30, 2002, by approximately $5.3 million.

         Approximately 32.4% of the Company’s revenues and operating costs and expenses were transacted in foreign currencies for the nine-month period ended September 30, 2002. As a result, fluctuations in exchange rates impact the amount of the Company’s reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the nine-month period ended September 30, 2002 by approximately $8.3 million and operating costs and expenses for the nine month period ended September 30, 2002 by approximately $7.5 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at September 30, 2002.

ITEM 4.	CONTROLS AND PROCEDURES

         Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing of this Quarterly Report on Form 10-Q (the “Evaluation Date”), the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms.

         Changes in Internal Controls. Since the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

         The Company and certain of its officers and directors have been named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs seek to represent a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. (“Voice-Tel”) franchisees and a subclass of former Xpedite Systems, Inc. (“Xpedite”) shareholders) who purchased or otherwise acquired the Company’s common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs allege the Company admitted it had experienced difficulty in achieving its anticipated revenue and earnings from voice messaging services due to difficulties in consolidating and integrating its sales function. Plaintiffs allege, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. The Company filed a motion to dismiss this complaint on April 14, 1999. On December 14, 1999, the court issued an order that dismissed the claims under Sections 10(b) and 20 of the Exchange Act without prejudice, and dismissed the claims under Section 12(a)(1) of the Securities Act with prejudice. The effect of this order was to dismiss from this lawsuit all open-market purchases by the plaintiffs. The plaintiffs filed an amended complaint on February 29, 2000. The defendants filed a motion to dismiss on April 14, 2000, which was granted in part and denied in part on December 8, 2000. The defendants filed an answer on January 8, 2001. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8-9, 2002. Following the mediation, the parties reached a proposed settlement of all claims. A final fairness hearing on the proposed settlement before the Court was held on July 8, 2002. The Order and Final Judgment finally approving the settlement was entered on July 15, 2002. Under the terms of the settlement, during the third quarter of 2002 the Company contributed 601,997 shares of the Company’s common stock, and the insurance carriers contributed approximately $17.7 million in cash, for a total settlement amount of $20.75 million, exclusive of interest. See Part I, Item 2, “Subsequent Events,” of this report. The claims settled include all claims by the open market purchasers under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934; all claims by the Xpedite subclass under Sections 10(b), 14(a), and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12(a)(2) and 15 of the Securities Act of 1933; and, all claims by the Voice-Tel subclass under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Sections 12(a)(2) and 15 of the Securities Act of 1933.

         A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs’ allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company’s acquisitions of Voice-Tel and VoiceCom Systems, the Company’s roll-out of Orchestrate, the Company’s relationship with customers Amway Corporation and DigiTEC, 2000, and the Company’s 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002. On October 17, 2002, the Defendants filed a Motion for Summary Judgment and a Motion in Limine to exclude the testimony of the Plaintiffs’ expert. Both motions are pending.

         On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from January 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until July 31, 2002. The Equitable Respondents have filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending.

         On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including the company and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The Plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the Plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and the Company are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and the Company include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until July 31, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest from March 1, 1999 until July 31, 2002. The Equitable Respondents have filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending.

         On or about May 19, 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff’s claims arise out of the Company’s acquisition of American Teleconferencing Services, Ltd. (“ATS”) in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. The Company removed the case to the United States District Court for the Western District of Missouri, and filed a Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. Plaintiff filed a Motion to Remand the case back to state court. By order dated March 28, 2001, the court granted plaintiff’s Motion to Remand and dismissed as moot the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Compliant. By Order dated July 25, 2001, the state court denied the Company’s Motion to Compel Arbitration, or Alternatively to Transfer Venue, or Alternatively to Dismiss the Complaint. On June 4, 2002, the Court issued an Order permitting the Plaintiff to file an Amended Petition adding three additional Plaintiffs. On August 28, 2002, the parties entered into a Confidential Settlement Agreement and Mutual General Release pursuant to which, among other things, the Company paid the Plaintiffs $3.6 million and all claims were dismissed with prejudice.

         On November 3, 2000, a complaint was filed by BGL Development, Inc. d/b/a The Bristol Group in the United States District Court for the Southern District of New York. Plaintiff alleges that it had a contract with Xpedite whereby Xpedite would pay certain commissions for new customers that plaintiff brought to Xpedite. Plaintiff claims back commissions are due and that they have not been paid in breach of the contract. Plaintiff claims damages of not less than $185,000. On November 20, 2000, the Company filed its answer and affirmative defenses. On October 2, 2001, Xpedite filed a request with the court for leave to file its Motion for Summary Judgment. Following a hearing on January 17, 2002, the Court denied Xpedite’s motion. The trial was held on January 29-31, 2002 which resulted in a verdict for the Plaintiff in the amount of $103,000, plus prejudgment interest in the amount of $11,600. Xpedite filed a Notice of Appeal to the United States Court of Appeals for the Second Circuit. The parties have reached a settlement of all claims, and the Appeal has been dismissed.

         On May 14, 2001, Voice-Tel filed two complaints against Quixtar, Inc. and Alticor Inc., f/k/a Amway Corporation, and Amway Corporation, in the State Court of Fulton County, Georgia, which were subsequently removed to the U.S. District Court for the Northern District of Georgia. Voice-Tel alleged, among other things, fraud in the inducement of a contract to market voice messaging services and sought a declaratory judgment that contractual provisions which alleged trade secrets and restrictions on competition were null and void. In response to these lawsuits, Alticor and Quixtar asserted certain counterclaims for breach of contract and to enjoin competitive behavior by PTEK and its affiliates. On November 6, 2001, JOBA, Inc. (‘JOBA”), a Voice-Tel franchisee, filed an Application to Intervene in the Quixtar and Alticor lawsuits. In the Application to Intervene, JOBA sought to file a Complaint that would include, among other things, claims against not only Quixtar and Alticor but also against Voice-Tel for an alleged breach of a franchise agreement and other alleged agreements, and against PTEK for alleged tortuous interference of contract. On December 3, 2001, Voice-Tel filed its Brief in Opposition to the Application to Intervene. On December 4, 2001, Voice-Tel filed a Motion for Partial Summary Judgment in the Quixtar and Alticor lawsuits. On December 10, 2001, Voice-Tel filed a separate Complaint against JOBA and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. JOBA and Digital subsequently dismissed their efforts to intervene in the Quixtar and Alticor lawsuits, and on January 7, 2002 answered Voice-Tel’s Complaint and asserted counterclaims for breach of franchise agreement and tortious interference of contract against Voice-Tel, Premiere Communications, Inc. (“PCI”) and PTEK. In addition, on January 7, 2002, JOBA and Digital sought to stay the proceedings and compel arbitration as to Digital. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. Voice-Tel, PCI and PTEK also filed objections to the Motion to Stay Proceedings as to Digital. On February 8, 2002, the Court denied the JOBA/Digital Motion to Stay Proceedings. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers. On March 14, 2002, the parties to the Quixtar and Alticor lawsuits entered into a settlement agreement resolving in full all claims asserted by each party against the other. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. With the exception of expert and damages testimony, discovery has now concluded and the parties are awaiting a trial date. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. An arbitration hearing for the breach of franchise claims relating to the Digital franchise is currently scheduled for February 2003. The remainder of the claims, which are not resolved through summary judgment, will be determined by the United States District Court, Northern District of Georgia.

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

         During the three month period ended September 30, 2002, the Company issued 601,997 shares of common stock in partial satisfaction of its obligations under the previously disclosed settlement agreement in the class action securities litigation and in reliance on the exemption under Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.	OTHER INFORMATION

         None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2002	PTEK HOLDINGS, INC.
	By:	/s/ WILLIAM E. FRANKLIN

William E. Franklin Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant)

CERTIFICATION

I, Boland T. Jones, certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of PTEK Holdings, Inc.;

2.       Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.       Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ BOLAND T. JONES

Boland T. Jones Chief Executive Officer PTEK Holdings, Inc.

CERTIFICATION

I, William E. Franklin, certify that:

1.       I have reviewed this Quarterly Report on Form 10-Q of PTEK Holdings, Inc.;

2.       Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.       Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

(c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.       The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002
	By:	/s/ WILLIAM E. FRANKLIN

William E. Franklin Executive Vice President and Chief Financial Officer PTEK Holdings, Inc.