Form 10-K
period 2002-12-31
PTEK HOLDINGS INC
filed 2003-03-31
CIK 880804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒            Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.

Commission file number: 0-27778

PTEK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	59-3074176 (I.R.S. Employer Identification No.)

3399 Peachtree Road, N.E., The Lenox Building, Suite 700, Atlanta, Georgia 30326
(address of principal executive office)

(Registrant’s telephone number, including area code): (404) 262-8400

Securities registered pursuant to Section 12(b) of the Act:

None (Title of each class)	None (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $0.01 Per Share
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12-b-2) Yes ☒ No ☐

The aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on March 25, 2003 as reported by The Nasdaq Stock Market’s National Market, was approximately $217,575,085.

As of March 25, 2002 there were 53,458,252 shares of the registrant’s common stock outstanding.

List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I. Part II, etc.) into which the document is incorporated: Portions of the registrant’s Proxy Statement for its 2003 meeting of shareholders are incorporated by reference in Part III.

Signatures	108

Certifications	109

Exhibits	111

FORWARD LOOKING STATEMENTS

When used in this Form 10-K and elsewhere by management or PTEK Holdings, Inc. (“PTEK” or the “Company”) from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK’s forward-looking statements, including the following factors:

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

•         Our ability to service, repay or refinance all or a portion of our convertible notes issued to the public, which mature on July 1, 2004;

•         The failure of the purchaser to pay the liabilities assumed in, or incurred after, the sale of the Voicecom business unit;

•         Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

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

•         General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•         Legislative or regulatory changes may adversely affect the businesses in which we are engaged;

•         Changes in the securities markets may negatively impact us;

•         Factors described under the caption “Factors Affecting Future Performance” in this Form 10-K; and

•         Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

PART I

Item 1.             Business

Overview

PTEK Holdings, Inc., a Georgia corporation (“PTEK” or the “Company”), is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, including e-mail, wireless messaging, voice message delivery and fax). The Company’s services are directed primarily at the global enterprise marketplace and the Company has more than 80,000 corporate accounts, including 70% of the Fortune 500. PTEK believes that corporate customers will increasingly rely on outsource providers for these mission critical business communications services because these tasks are too complex and/or too costly to handle internally and do not represent a core competency.

The Company operates two separate business units — Premiere Conferencing, an industry leader for enhanced, automated and Web conferencing solutions, and Xpedite, the global leader in multimedia messaging solutions.

To better serve PTEK’s global corporate customer base, over the last few years the Company has funded new technology development in each of its business units to help position them in larger market categories. Premiere Conferencing has expanded into automated and Web conferencing services and Xpedite has developed a suite of e-mail, wireless and voice-based messaging services.

On March 26, 2002, the Company sold substantially all the assets of its Voicecom business unit in exchange for cash and the assumption of certain liabilities. As a result, the Company has exited in all material respects the IVR, network based voice messaging and unified personal communications businesses. The transaction was accounted for as discontinued operations in the first quarter of 2002. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Discontinued Operations”, and Note 9 to the Consolidated Financial Statements.

PTEK was incorporated in Florida in 1991 and reincorporated in Georgia in 1995. The corporate headquarters for PTEK are located at 3399 Peachtree Road, NE, The Lenox Building, Suite 700, Atlanta, GA 30326, and the telephone number is (404) 262- 8400.

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

Today, PTEK’s services, combined with its global infrastructure, are the primary conduits for literally billions of business communications each year.

Service Offerings

PTEK’s business communications services solutions are provided through its two business units — Premiere Conferencing and Xpedite.

Premiere Conferencing offers a full suite of enhanced, automated and Web conferencing services for all forms of group communications activities. Customers use Premiere Conferencing for a wide range of communications from very large events such as investor relations calls, press conferences and training seminars with hundreds or thousands of participants, to smaller four-to-six person daily/weekly meetings. Premiere Conferencing provides group communications services for leading companies in virtually every major industry. Premiere Conferencing hosted approximately three million calls comprising nearly one billion minutes in 2002.

Through its own proprietary software technology, Premiere Conferencing offers ReadyConference®, its automated service that does not require hands-on involvement from an operator. These automated services, which are easily coupled with Premiere Conferencing’s Web conferencing products, allow users to begin and conduct their conference calls without the assistance of an operator, or the need of a reservation, via a dedicated dial-in number and passcode available for use anytime. ReadyConference can be used for a variety of group communications, including any meeting requiring instant access by a number of participants.

Premiere Conferencing has a complete product line of high-touch, operator-assisted conferences that can be easily integrated with Premiere Conferencing’s Web products. Premiere Conferencing’s PremiereCall services include assistance from an operator or operators to introduce the speakers and topics, give participants instructions, and monitor all facets of a conference. In addition, complete event management services, which include a dedicated team and professional announcer to work with any customization requests, are available. Typical PremiereCall applications include sales meetings, investor relations calls, press conferences, customer seminars, product rollouts, and continuing medical education, continuing legal education, and branded customer seminars. Premiere Conferencing’s semiautomated operator-assisted service, PremiereCall AuditoriumSM, experienced strong growth in 2002, as more customers leveraged their ability to start a high touch conference immediately, while still utilizing the resource of a dedicated operator during the entire call. Premiere Conferencing’s client services team understands the importance of professional, secure communications and works closely with its customers to ensure a successful conference.

Premiere Conferencing also offers Web conferencing services, VisionCast® and ReadyCast®, that efficiently combine the visual power of the Internet with its audio conferencing capabilities to provide real-time, multimedia presentation solutions. VisionCast gives customers the interactivity and collaborative nature of an in-person meeting while maintaining the cost and time savings of a traditional conference call. Customers use VisionCast to conduct distance learning, training, seminars, company meetings, focus groups and media conferences. VisionCast also includes features such as chat, Web tours, polling, whiteboarding functions, record and playback capabilities, roll call and live demo options. ReadyCast combines similar data collaboration capabilities with the cost efficiency and convenience of Premiere Conferencing’s ReadyConference automated conferencing service. As part of its Web-based services, Premiere Conferencing also offers SoundCast®, an audio streaming technology that provides live Internet streaming to simulcast a live conference call or recorded presentation over the Web.

Premiere Conferencing services are available globally through its network of operations centers and international toll free numbers. Premiere Conferencing has bridging and sales infrastructure in the United States, Canada, Australia, New Zealand, Hong Kong, Singapore, Japan, France, Germany, Ireland and the United Kingdom.

Xpedite offers a comprehensive suite of business services that enable actionable two-way communications which allow companies to better acquire and retain customers as well as automate their core business processes. Xpedite provides tailored solutions to customers to help them manage the electronic delivery of critical time-sensitive information, such as inventory availability reports, updated mortgage rates and equity research reports/updates. In addition, the Xpedite solution set enables two-way communications for order and reservation confirmations, bank account statements and invoice and collection notices. By automating key business processes, Xpedite can also help global enterprise customers better manage their electronic order fulfillment and account payment settlement. Xpedite provides services to almost half of the global Fortune 500 companies across nearly every business sector, including financial services, professional associations, travel, hospitality, publishing, technology and manufacturing. Xpedite processed more than two billion messages in 2002 through its proprietary communications platform.

In 2002, Xpedite added several significant service enhancements to messageREACH®, its e-mail service that provides control, tracking, security, personalization and automated administration for high volume e-mail and e-commerce applications. These enhancements include improved HTML message support, transactional message support for applications such as trade and account balance confirmations, billing and invoicing, as well as campaign management capabilities for large scale e-marketing applications. Among the advanced features built into the service are support for the distribution and collection of forms, multiple layers of encryption and levels of password protection, anti-spam, “opt-out” protection, automated personalization of messages with text and graphical inserts, opt-in list building, viral marketing and the hosting of customer databases for campaign management.

messageREACH customers can access a proprietary software tool, intelliSENDSM Wizard, to help with the creation of graphically rich HTML documents for e-mail, and for the insertion of trackable hyperlinks to documents or Web sites. The proprietary messageREACH delivery engine and infrastructure operate solely for the support of messageREACH customers and were custom designed by Xpedite’s technical team, incorporating leading Internet technology. Xpedite also provides Short Message Services (SMS) for wireless users which allows text messages to be delivered to GSM phones using existing Xpedite access methods.

Xpedite also provides voiceREACHSM, an automated service that simultaneously delivers large volumes of prerecorded voice messages to any size list of phone numbers, voice mailboxes or other answering devices. Typical users of voiceREACH services include associations, political organizations, securities firms, trade show operators and collections companies.

Xpedite services support multiple protocols and can be accessed through a variety of methods including ftp, TCP/IP, PC-Xpedite software, or Simple Mail Transfer Protocol (SMTP). Xpedite services are available throughout the world with local sales and customer support available in 17 countries throughout Europe, Asia, Australia and North America.

Customer Base

PTEK customers represent nearly every major industry, serving almost 70% of the Fortune 500. Millions of business people worldwide depend on PTEK services everyday.

Premiere Conferencing has approximately 6,500 domestic and international corporate accounts, supporting approximately 71,000 moderators. The business unit has successfully penetrated key accounts in various industries including technology, healthcare, investor relations, financial services, public relations and market research.

Premiere Conferencing has historically relied on sales through a particular customer, IBM, for a significant portion of its revenues. Sales to that customer accounted for approximately 12% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2002, 10% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2001, and 5% of consolidated revenues from continuing operations (22% of Premiere Conferencing’s revenues) in 2000. Premiere Conferencing’s relationship with that customer may not continue at historical levels, and there is no long-term price protection for services provided to that customer. A loss in revenues from that customer or diminution in the relationship with that customer, or a decrease in average sales price without an offsetting increase in volume, could have a material adverse effect on the Company’s business, financial condition and results of operations.

Xpedite has more than 12,000 enterprise customers, representing over 175,000 users. This business unit has successfully targeted industries such as securities, banking, mortgage, publishing, healthcare, associations, investor relations, public relations, travel and hospitality.

Sales and Marketing

Each of PTEK’s business units markets its services through direct sales employing a regional reporting structure and a centrally managed national and global accounts program. The Company’s sales force targets large and mid-size enterprises. The centrally managed national and global accounts program focuses on multi-location businesses that are better served by dedicated representatives with responsibility across different geographic regions. The direct sales force is organized by services and by industry on a global scale. The company employs nearly 550 sales professionals around the world.

As a service organization, PTEK’s customer service teams play a major role in managing customer relationships, as well as selling additional value-added services to existing accounts. PTEK employs more than 750 customer service professionals deployed in local markets.

Platforms and Network Infrastructure

The Company, through its two business units, operates global Internet and telecom-based networks that allow customers to access the Company’s various services through the Internet and through local and/or 800 telephone numbers.

Premiere Conferencing services are provided from full-service operations centers in Colorado Springs, Colorado; Lenexa, Kansas; Sydney, Australia; and Clonakilty, Ireland. Automated bridging nodes are maintained in the United States, Canada, Australia, New Zealand, Hong Kong, Singapore, Japan, France, Germany Ireland, and the United Kingdom. Complex, operator-assisted calls are supported on various commercially available bridging platforms. Internally developed conference bridges are used to support automated conferencing services. Customers access these conferencing platform through direct inward dialing, 800 numbers, the Internet and virtual network access.

Xpedite services are provided through its enhanced messaging network with more than 35,000 messaging ports that uses servers to perform all primary processing and switching functions. Xpedite’s proprietary platform supports multiple input methods including, but not limited to, priority PC-based software, e-mail gateways and high speed IP based interconnects. Outgoing communications are delivered through line group controllers, which are deployed in a decentralized fashion to exploit local delivery costs. The remote line group controllers are connected to servers over a wide area network via either private lines or Xpedite’s global TCP/IP based network. Mission critical information is transported from one location domain to another using MCP to MCP protocol. The current domains include Australia, Japan, Korea, Switzerland, the United Kingdom, the United States, Germany and France. Remote nodes on the network are located in Belgium, Canada, Denmark, Italy, Malaysia, the Netherlands, New Zealand, Taiwan, Hong Kong and Singapore.

Research and Development

PTEK’s ability to design, develop, test and support new software technology for product enhancements in a timely manner is an important ingredient to its future success. Next generation services such as VisionCast, Auditorium, SecureTouchSM, messageREACH and voiceREACH are critical additions to the suite of communications and data services PTEK provides to its customers, not only to position the operating units in larger market segments, but more importantly to meet changing customer needs and respond to the overall technological changes in the marketplace.

Each PTEK operating unit includes research, development and engineering personnel who are responsible for designing, developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. The Company’s research and development strategy is to focus its efforts on enhancing its proprietary software and integrating it with readily available industry standard software and hardware when feasible. Research, development and engineering personnel also engage in joint development efforts with the Company’s strategic partners and vendors.

PTEK employs 69 research and development professionals.

Competition

PTEK competes with major communications service providers around the world such as AT&T, WorldCom, Global Crossing, Sprint, and the international PTTs. The Company also competes with smaller companies in each of its service categories. For example, Premiere Conferencing competes with Intercall, Raindance, ACT Teleconferencing, WebEx and Genesys. As Xpedite evolves into more of a business services company, its solution set will be positioned to displace existing services provided by companies such as West,

Teletech and others in the customer relationship management (CRM) category, and it will continue to compete with EasyLink, AVT, Critical Path, DoubleClick and J2 Global Communications in the multimedia messaging category. In all cases, PTEK’s strategy is to gain a competitive advantage in winning and keeping customers by enabling its business units to deliver leading technology-driven solutions to its customers and support them with superior customer service.

The markets for the Company’s services are intensely competitive, quickly evolving and subject to rapid technological change. The Company expects competition to increase in the future. Many of the Company’s current and potential competitors have longer operating histories, greater name recognition, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than the Company. The Company believes that existing competitors are likely to expand their product and service offerings and that new competitors are likely to enter the Company’s markets. Such competition could materially adversely affect the Company’s business, financial condition and results of operations.

Financial Information About Reportable Segments and Geographic Areas

For financial information about the Company’s reportable segments and geographic areas for the years ended December 31, 2002, 2001 and 2000, see Note 23— “Segment Reporting.”

Government Regulation

One of the Company’s subsidiaries, Premiere Communications, Inc. (“PCI”), provides long distance telecommunications services and is subject to federal, state and local telecommunications regulations in the United States. In addition, other PTEK subsidiaries may be affected by regulatory decisions, trends or policies issued or implemented by federal, state or local regulatory authorities. Various international authorities may also seek to regulate, or impose requirements with respect to, the services provided by PCI or such other PTEK subsidiaries.

The Federal Communications Commission (“FCC”) classifies PCI as a non-dominant common carrier for its domestic interstate and international telecommunications services. Generally, such common carriers must maintain and publicly disclose price lists, describing rates, terms and conditions of service, must comply with federal regulatory programs such as universal service, and must comply with decisions and policies adopted or enforced by the FCC. Most state public service or utility commissions (“PUCs”) also subject carriers such as PCI that provide intrastate, common carrier telecommunications services to various compliance and approval requirements, such as those in connection with entry certification, tariff filings, transfers of control, mergers or other acquisitions, issuance of debt instruments, periodic reporting and payment of regulatory fees, as well as others. FCC or state PUC authorizations can generally be conditioned, modified or revoked for failure to comply with applicable laws, rules, regulations or regulatory policies. Fines or other penalties also may be imposed for such violations. Management believes that the Company and its subsidiaries exercise reasonable efforts to comply with applicable FCC and state PUC decisions, policies and regulatory programs. However, there can be no assurance that the Company and its subsidiaries are currently in compliance with all applicable FCC or state PUC requirements, or that the FCC, state PUCs or third parties will not raise issues in the future with regard to the Company or its subsidiaries’ compliance with applicable laws or regulations.

Federal and state laws regulate telemarketing practices, and may adversely impact the Company’s business and that of its customers and potential customers. The FCC promulgated rules in 1992 to implement the Telephone Consumer Protection Act of 1991 (the “TCPA”). These rules, among others, regulate telemarketing methods and activities, including the use of prerecorded messages, the time of day when telemarketing calls may be made, maintenance of company-specific “do not call” databases, and restrictions on unsolicited facsimile advertising. The FCC is currently in the process of considering amendments to its rules under the TCPA. The FCC has also sought comment on the issue of a national “do not call” list and whether it should adopt such a list in conjunction with the Federal Trade Commission (the “FTC”).

Under the Federal Telemarketing Consumer Fraud and Abuse Act of 1994, the FTC has issued regulations designed to prevent deceptive and abusive telemarketing acts and practices. The FTC recently significantly amended its regulations, and these changes could impose additional costs on the Company and affect the industry adversely. As part of these rule amendments, the FTC has ordered that a national “do not call” registry be established, whereby telemarketers will be barred from calling consumers who register their telephone numbers in the national database. The “do not call” registry is expected to become effective approximately seven months after the FTC receives funding from Congress and awards the contract to create the registry. The Company will have to take the necessary steps to ensure compliance with the “do not call” registry and other FTC rule amendments.

In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, including state “do not call” list requirements, and state registration and bonding requirements. The Company has compliance policies in place with regarding to telemarketing laws and regulations; however, there can be no assurance that the Company would not be subject to litigation alleging a violation of state or federal telemarketing laws or regulations.

A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails, or spam. Other states are considering similar legislation. Congress has also considered such legislation, and could enact legislation governing spam at some future point. The Company monitors such legislation and regulatory developments to minimize the risk of its participation in activities that violate anti-spam legislation. In addition, a number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for the Company’s products and services or increase its cost of doing business. In addition, the sending of spam through the Company’s network could result in third parties asserting claims against the Company. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, the Company’s operations may be subject to state laws and regulations regulating the unsolicited transmission of facsimiles. The Company monitors such laws and regulations and its service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. The Company could, nevertheless, be subject to litigation, fines, losses, and possible other relief under such laws and regulations.

In conducting its business, the Company is subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code and is also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, such laws, rules and regulations could be imposed on the Company’s business and industry and could have a material adverse effect on the Company’s business, financial condition or results of operations. The Company’s international activities also are subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation.

Proprietary Rights and Technology

The Company’s ability to compete is dependent in part upon its proprietary technology. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company’s proprietary rights and technology. The Company’s proprietary rights and technology include confidential information and trade secrets that the Company attempts to protect through confidentiality and nondisclosure provisions in its agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. PTEK currently has seven patents, five patent applications pending, numerous worldwide registrations of trademarks and service marks, and numerous worldwide trademark and service mark registrations pending. Despite the Company’s efforts to protect its proprietary rights and technology, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company’s proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company’s technology. However, the Company believes that, due to the rapid pace of technological change in communications and data services, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are of equal or greater importance to establishing and maintaining a competitive advantage in the industry.

Available Information

The Company’s corporate Internet address is www.ptek.com. We have made available free of charge through our Internet Web site (follow the Invest tab to Investor Relations to link to “SEC Filings”) our annual report on Form 10-K, quarterly report on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Employees

As of December 31, 2002, PTEK employed 1,927 people. PTEK employees are not represented by a labor union or covered by any collective bargaining agreements.

Item 2.             Properties

PTEK’s corporate headquarters occupy approximately 19,600 square feet of office space in Atlanta, Georgia under a lease expiring August 31, 2007. Xpedite occupies approximately 90,000 square feet of office space in Tinton Falls, New Jersey under a 15-year lease expiring in May 2016. Premiere Conferencing occupies approximately 106,000 square feet of office space in Colorado Springs, Colorado under a lease expiring August 31, 2006, and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring August 31, 2004.

The Company also leases various data and switching centers and sales offices within and outside the United States. The Company believes that its current facilities and office space are sufficient to meet its present needs and does not anticipate any difficulty securing additional space, as needed, on terms acceptable to the Company.

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

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite Systems, Inc. (“Xpedite”) who acquired common stock of the Company as a result of the merger between the Company and Xpedite in February 1998. Plaintiffs’ allegations are based on the representations and warranties made by the Company in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding the Company’s acquisitions of Voice-Tel and VoiceCom Systems, the Company’s roll-out of Orchestrate, the Company’s relationship with customers Amway Corporation and DigiTEC, 2000, and the Company’s 800-based calling card service. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the court ordered the parties to mediate. The parties did so on February 8, 2002. On October 17, 2002, the Defendants filed a Motion for Summary Judgment and a Motion in Limine to exclude the testimony of the Plaintiffs’ expert. Both motions are pending.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. At a hearing on January 10, 2003, the New Jersey Superior Court affirmed the NASD Award. No order or judgment, however, has been issued by the New Jersey Superior Court.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and PTEK are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and PTEK include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held

Xpedite, along with co-respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest form March 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. At a hearing on January 10, 2003, the New Jersey Superior Court affirmed the NASD Award. No order or judgment, however, has been issued by the the New Jersey Superior Court.

On December 10, 2001, Voice-Tel filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. The arbitration is currently scheduled for July 13, 2002 and will be held in Atlanta, Georgia. There is a proposal outstanding that all parties agree to submit all claims to arbitration including the Federal Court claims. At this time, this proposal has not been agreed to by any of the parties. Discovery with respect to the arbitration will end on June 25, 2003. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. With the exception of expert and damages testimony, discovery has now concluded and the parties are awaiting a trial date contingent on the parties agreeing to submit all claims to arbitration. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation.

On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff sought to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company’s potential liability under the Guaranty was limited to the lesser of the lease obligations or $2,000,000, together with attorneys’ fees, interest and collection expenses. The Company filed an answer to the lawsuit, and on May 17, 2002, the plaintiff filed a motion for partial summary judgment. On June 18, 2002, the court entered an order finding unconditional liability on the part of the Company with respect to the guaranty but reserving the issue of the amount of the Company’s liability for trial. On December 31, 2002 the parties entered into a settlement agreement resolving in full all claims asserted by each party against the other.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County. EasyLink’s complaint alleges, among other things, that the Company entered into an agreement to purchase a secured promissory note in the original principal amount of $10 million and 1,423,980 shares of EasyLink’s Class A common stock for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink’s complaint alleges that it pursued such debt restructuring in reliance on its understanding that AT&T would participate in the restructuring on certain terms to which EasyLink and AT&T allegedly had agreed, and that AT&T misled EasyLink as to its intentions with respect to such restructuring. The complaint further alleges that AT&T disclosed confidential information of EasyLink to the Company in violation of AT&T’s agreements with EasyLink, and that such information was used by AT&T and the Company in furtherance of a joint scheme to force EasyLink out of the marketplace. EasyLink’s complaint also alleges that employees of the Company and Xpedite have knowingly made false statements to EasyLink’s customers, investors and creditors regarding EasyLink and its financial stability. EasyLink claims that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. EasyLink’s complaint seeks to (i) enjoin AT&T from selling the secured promissory note to the Company, improperly interfering with EasyLink’s business and contracts and disclosing EasyLink’s confidential information without EasyLink’s consent; (ii) compel AT&T to consummate EasyLink’s proposed restructuring; (iii) enjoin the Company and Xpedite from making false statements to EasyLink’s customers and creditors regarding EasyLink and its financial position; (iv) enjoin the Company from contacting EasyLink’s creditors and preventing the restructuring of EasyLink’s debt; and (v) enjoin the Company and Xpedite from using EasyLink’s confidential information and contacting EasyLink’s current and former employees to obtain such confidential information. EasyLink’s complaint also seeks unspecified damages from AT&T and the Company. The Company intends to answer and defend this lawsuit.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

Item 4.             Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5.             Market for Registrant’s Common Equity and Related Stockholder Matters

The Company’s common stock, $.01 par value per share (the “Common Stock”), has traded on the Nasdaq National Market under the symbol “PTEK” since its initial public offering on March 5, 1996. The following table sets forth the high and low closing sales prices of the Common Stock as reported on the NASDAQ National Market for the periods indicated.

2002	High	Low

First Quarter	$4.40	$3.24
Second Quarter	5.73	4.07
Third Quarter	5.82	4.35
Fourth Quarter	4.69	2.74

2001	High	Low

First Quarter	$3.13	$1.31
Second Quarter	2.95	2.13
Third Quarter	3.70	1.77
Fourth Quarter	3.87	2.00

The closing price of the Common Stock as reported on the NASDAQ National Market on March 12, 2003 was $3.68. As of March 12, 2003 there were 487 record holders and approximately 11,600 beneficial holders of the Company’s Common Stock.

The Company has never paid cash dividends on its Common Stock, and the current policy of the Company’s Board of Directors is to retain any available earnings for use in the operation and expansion of the Company’s business. The payment of cash dividends on the common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will depend upon the Company’s earnings, capital requirements, financial condition and any other factors deemed relevant by the Board of Directors.

During the year ended December 31, 2002, certain current and former employees exercised options to purchase an aggregate of 47,080 shares of Common Stock at prices ranging from $0.71 per share to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act. In the third quarter of 2002 the Company issued 601,997 shares of Common Stock of which 352,997 shares were returned in November 2002 pursuant to the terms of the class action settlement. The remaining 249,000 shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

Item 6.             Selected Financial Data

The following selected consolidated statement of operations data, balance sheet data, and cash flow data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes thereto.

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$341,253	$330,416	$303,244	$292,731	$226,776
Gross profit	276,488	257,463	220,280	204,679	152,137
Operating income (loss)	24,905	(177,142)	(58,206)	(84,889)	(65,381)
Income (loss) from continuing operations attributable to common and common equivalent shares for shareholders for:
—basic and diluted net income (loss) per share	14,423	(209,658)	(46,602)	5,754	(47,508)
Income (loss) from continuing operations per common and common equivalent shares for:
—basic (1)	$0.27	$(4.19)	$(0.97)	$0.12	$(1.07)
—diluted(1)	$0.26	$(4.19)	$(0.97)	$0.12	$(1.07)

Loss from discontinued operations	(12,532)	(32,462)	(12,264)	(39,245)	(36,746)
Net income(loss) attributable to common and common equivalent shares for shareholders for:
—basic and diluted net income (loss) per share	1,891	(242,120)	(58,866)	(33,491)	(84,254)
Net income (loss) per common and common equivalent shares for:
—basic (1)	$0.04	$(4.84)	$(1.22)	$(0.72)	$(1.90)
—diluted (1)	$0.03	$(4.84)	$(1.22)	$(0.72)	$(1.90)
Shares used in computing income (loss) from continuing operations and net income (loss) per common and common equivalent shares for:
—basic	53,550	49,998	48,106	46,411	44,325
—diluted	56,262	49,998	48,106	46,411	44,325

Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$69,418	$49,500	$29,716	$101,981	$40,609
Working capital	62,103	13,116	15,949	34,746	(92,628)
Total assets	352,093	386,438	630,933	770,481	796,416
Total debt	180,227	187,176	178,762	179,625	299,673
Total shareholders’ equity	84,338	79,032	313,406	422,220	397,793

Statement of Cash Flow Data:
Cash provided by (used in) operating activities from:
Continuing operations	37,244	29,034	7,503	(11,240)	29,108
Discontinued operations	(5,804)	31,871	10,426	21,167	(6,860)

Total	$31,440	$60,905	$17,929	$9,927	$22,248
Cash (used in) provided by investing activities from:
Continuing operations	(6,175)	(32,548)	3,643	116,697	63,728
Discontinued operations	(155)	(2,857)	(10,109)	(9,481)	(42,436)

Total	$(6,330)	$(35,405)	$(6,466)	$107,216	$21,292
Cash (used in) provided by financing activities from:
Continuing operations	(5,911)	1,660	(615)	(119,074)	(26,287)
Discontinued operations	(1,086)	(1,964)	(1,779)	(1,850)	(19,828)

Total	$(6,997)	$(304)	$(2,394)	$(120,924)	$(46,115)

______________

    1)    Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).

On March 26, 2002 the Company sold substantially all of the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. See Discontinued Operations section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the “Company” or “PTEK”) is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, including e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full suite of enhanced audio, automated audio and Web conferencing services for all forms of group communications activities. Xpedite offers a comprehensive suite of business services that enable actionable two-way communications which allow companies to better acquire and retain customers as well as automate their core business processes. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications solutions, including voice messaging, interactive voice response services and unified communications. Retail Calling Card Services is a business segment that the Company exited through the sale of its revenue base effective August 1, 2000. The Company also exited the venture business in 2001, which was conducted through PtekVentures, the Company’s investment arm.

Revenues of the Company are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees, usage fees generally based on per minute or transaction rates, and service initiation fees. Unbilled revenue consists of earned but unbilled revenue which results from the weekly billing cycle that was implemented at Premiere Conferencing during the third quarter of 2002. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A and 101B.

“Telecommunications costs” consist primarily of the cost of metered and fixed telecommunications related costs incurred in providing the Company’s services.

“Direct operating costs” consist primarily of salaries and wages, travel, consulting fees and facility costs associated with maintaining and operating the Company’s various revenue generating platforms and telecommunications networks, regulatory fees and non-telecommunications costs directly associated with providing services and all costs associated with international hardware system sales.

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

“Depreciation” and “amortization” includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to ten years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include goodwill (prior to 2002), customer lists, developed technology and assembled work force (prior to 2002). Intangible assets are amortized over the useful life of the asset generally ranging from three to seven years.

“Restructuring costs” represent severance, exit costs and contractual obligation costs associated with the realignment of workforces and the exit of certain businesses.

“Asset impairments” represent the adjustment of the carrying value of long-lived assets to current fair value under Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” effective January 1, 2002 and SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” for all periods prior to the adoption of SFAS No. 144. Long-lived assets subject to this fair value assessment were goodwill, customer lists, developed technology and property, plant and equipment.

“Equity based compensation” relates primarily to restricted stock granted to employees in exchange for options, restricted stock granted to certain officers of PTEK and one of its operating units, and the cancellation of notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants and the taxes related thereto. In addition, it includes the non-cash cost of stock options and restricted stock issued to consultants for services rendered.

“Net legal settlements and related expenses” represent the costs incurred or management’s estimate of costs that will more likely than not be incurred related to various legal contingencies and related matters.

“Interest expense” includes the interest costs associated with the Company’s convertible subordinated notes, term equipment loans and various capital lease obligations.

“Interest income” includes interest earned on highly liquid investments with a maturity at date of purchase of three months or less and interest on employee loans

“Gain on sale of marketable securities” includes proceeds less commissions in excess of original cost on the sale of marketable securities available for sale. These marketable securities are traded on a national exchange with a readily determinable market price.

“Asset impairment and obligations – investments” includes the adjustment of the carrying value of non-public investments accounted for under the cost or equity method to current fair value and obligations incurred by the Company as a result of these investments.

“Amortization of goodwill – equity investments” relates to the amortization of the excess of purchase price over the pro-rata net carrying value of investments accounted for under the equity method of accounting. The equity method of accounting for an investment is used when the Company exerts significant management influence over the investee.

“EBITDA” is defined by the Company as income (loss) from continuing operations before interest, taxes, depreciation and amortization.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. See also the section entitled “Critical Accounting Policies.” The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the Company’s consolidated financial statements contained herein and notes hereto.

On January 1, 2001, management responsibility for international conferencing services was transferred from Xpedite to Premiere Conferencing. Prior to that date, these international revenues were reported in the Xpedite operating segment. The revenues of the Australian operations of Voicecom that were retained in conjunction with the sale of this operating segment are reported in the international results of Xpedite effective January 1, 2002. In order to report comparable operating segment financial results, certain financial information for years prior to 2001 has been reclassified in Management’s Discussion and Analysis. Overall, these reclassifications did not have a material impact on the financial results of the operating segments for the periods presented.

Results of Operations

The following table presents the percentage relationship of certain statements of operations items to total revenues for the Company’s consolidated operating results for the periods indicated:

	Year Ended December 31,

	2002	2001	2000

REVENUES	100.0%	100.0%	100.0%
TELECOMMUNICATIONS COSTS	19.0	22.1	27.4

GROSS PROFIT	81.0	77.9	72.6

DIRECT OPERATING COSTS	15.5	15.8	14.2

CONTRIBUTION MARGIN	65.5	62.1	58.4

OPERATING EXPENSES
Selling and marketing	26.2	22.8	22.4
General and administrative	16.4	17.6	15.7
Research and development	2.1	3.4	2.8
Depreciation	6.3	6.3	6.5
Amortization	3.2	26.8	29.8
Restructuring costs	0.5	1.4	—
Asset impairments	0.9	30.5	0.2
Equity based compensation	0.5	6.2	0.6
Legal settlements, net	2.1	0.7	(0.5)

Total operating expenses	58.2	115.7	77.5

OPERATING INCOME (LOSS)	7.3	(53.6)	(19.1)

OTHER (EXPENSE) INCOME
Interest expense	(3.4)	(3.5)	(3.7)
Interest income	0.4	0.2	0.3
Gain on sale of marketable securities	0.3	0.9	19.6
Asset impairment – investments	—	(9.6)	(4.9)
Amortization of goodwill - equity investments	—	(0.5)	(1.6)
Other, net	—	(0.8)	(0.0)

Total other (expense) income	(2.7)	(13.3)	9.7

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4.6	(66.9)	(9.4)
INCOME TAX EXPENSE (BENEFIT)	0.4	(3.4)	5.9

INCOME (LOSS) FROM CONTINUING OPERATIONS	4.2%	(63.5)%	(15.3)%

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom	(4.7)	(16.1)	(6.3)
Income tax benefit	(1.1)	(6.3)	(2.2)

Loss on discontinued operations	(3.6)	(9.8)	(4.1)

NET INCOME (LOSS)	0.6%	(73.3)%	(19.4)%

The following table presents certain financial information about the Company’s operating segments for the periods presented (amounts in millions), with amortization expense and asset impairments allocated to the appropriate operating segment:

	Year Ended December 31,

	2002	2001	2000

REVENUES:
Revenues from continuing operations:
Xpedite	$202.9	$215.7	$230.1
Premiere Conferencing	138.5	115.1	73.4
Eliminations	(0.1)	(0.4)	(0.3)

	$341.3	$330.4	$303.2

Revenues from discontinued operations:
Retail Calling Card Services	—	—	13.8
Voicecom	15.8	92.5	119.9

	$357.1	$422.9	$436.9

OPERATING PROFIT (LOSS):
Operating profit (loss) from continuing operations:
Xpedite	$22.8	$(147.1)	$(40.5)
Premiere Conferencing	31.5	11.4	(0.5)
Holding Company	(29.4)	(41.4)	(17.0)
Eliminations	(0.0)	—	(0.2)

	$24.9	$(177.1)	$(58.2)

Operating profit (loss) from discontinued operations:
Retail Calling Card Services	—	—	(1.1)
Voicecom	(5.7)	(53.6)	(17.1)

	$19.2	$(230.7)	$(76.4)

NET INCOME (LOSS):
Income (loss) from continuing operations:
Xpedite	$26.1	$(123.7)	$(50.7)
Premiere Conferencing	26.8	6.7	(3.4)
Holding Company	(38.2)	(92.7)	6.1
Eliminations	(0.3)	(0.0)	1.4

	$14.4	$(209.7)	$(46.6)

Income (loss) from discontinued operations:
Retail Calling Card Services	—	—	(1.3)
Voicecom	(12.5)	(32.4)	(11.0)

	$1.9	$(242.1)	$(58.9)

Revenues

Consolidated revenues from continuing operations increased 3.3% to $341.3 million in 2002 from $330.4 million in 2001, and increased 9.0% in 2001 from $303.2 million in 2000. Revenues in the Company’s operating segments are as follows:

Xpedite revenues were 59.5%, 65.3% and 75.9% of consolidated revenues for 2002, 2001 and 2000, respectively. Xpedite revenues decreased 5.9% to $202.9 million in 2002 from $215.7 million in 2001 and decreased 6.3% from $230.1 million in 2001. The decline in revenues in 2002 is mainly attributable to price compression in Xpedite’s traditional or “legacy” store and forward fax business. The decline in revenues in 2001 is primarily attributable to the reduction in revenues from real-time fax and real-time telex as this business was exited in 2000, and which combined represented a decline of approximately $16.4 million. In addition, revenues from the legacy store and forward fax business declined 3.8% in 2001 due to price compression. In the fourth quarter of 2000 and the first quarter of 2001, Xpedite made three customer base acquisitions which generated approximately $12.0 million and $9.9 million in revenues in 2002 and 2001, respectively.

Premiere Conferencing revenues were 40.6%, 34.8% and 24.2% of consolidated revenue for 2002, 2001 and 2000, respectively. Premiere Conferencing revenues increased 20.2% to $138.5 million in 2002 from $115.1 million in 2001 and increased 57.0% from $73.4 million in 2001. The increases in 2002 and 2001 are primarily attributable to growth in Premiere Conferencing’s automated conferencing service, ReadyConference, which allows unscheduled and unattended conference calls 24 hours a day, 7 days a week, an expansion of these services into key foreign markets, and growth in Web conferencing services. Management expects revenue growth in this operating segment to continue, primarily driven by growth in minutes of use. However, the rate of growth is expected to decline as increased price compression is anticipated due to increased competition.

Gross margins

Consolidated gross profit margins from continuing operations were 81.0%, 77.9% and 72.6% in 2002, 2001 and 2000, respectively. Gross margins in the Company’s operating segments were as follows:

Xpedite gross profit margins were 79.4%, 74.7%, and 69.8%, in 2002, 2001 and 2000, respectively. In 2002 and 2001 gross margins increased due to decreases in per minute telecommunications rates for the Xpedite worldwide network, as well as increased sales of messageREACH and voiceREACH products, which carry higher gross margins. Lower telecommunications costs have become the general industry trend over the past several years. Xpedite utilizes several telecommunication service providers and, accordingly, can direct traffic to providers offering the lowest rates.

Premiere Conferencing gross profit margins were 83.4%, 84.0% and 81.3%, in 2002, 2001 and 2000, respectively. In 2002, gross margins declined slightly as the decline in the average price per minute for its services was greater than the decrease in telecommunications costs. Gross margins increased in 2001 primarily due to significant decreases in per minute telecommunications transport costs. The significant decreases in telecommunication costs are the result of the general industry price declines seen for long distance delivery. Premiere Conferencing utilizes several telecommunication service providers and, accordingly, can direct traffic to providers offering the lowest rates.

Direct operating costs

Consolidated direct operating costs from continuing operations as a percentage of consolidated revenues were 15.5%, 15.8% and 14.2% in 2002, 2001 and 2000, respectively. Direct operating costs remained relatively constant on a percentage basis in 2002 and in 2001. The increase from 2000 to 2001 resulted from the growth in Premiere Conferencing revenues as a percentage of total revenue during such period. Premiere Conferencing carries higher direct operating costs than Xpedite as a result of its call center operations. Direct operating costs in the Company’s operating segments were as follows:

Xpedite direct operating costs as a percentage of segment revenues were 9.7%, 8.7% and 7.8% in 2002, 2001 and 2000, respectively. Direct operating costs increased from 2001 to 2002 by approximately 1.0 percentage point as a result of the increase in Xpedite’s hardware sales in Japan, which carries a 70% direct cost, and an increase in message volume of 11.3% during such period. In 2001, direct operating costs increased 0.9 percentage points primarily due to increased message volume of 36.6%.

Premiere Conferencing direct operating costs as a percentage of segment revenues were 24.1%, 29.1% and 34.2% in 2002, 2001 and 2000, respectively. In 2002 and 2001, direct operating costs as a percentage of segment revenues decreased 5.0 and 5.1 percentage points, respectively, due to the growth in the automated ReadyConference product, which carries a low direct cost compared to the operator assisted product because it does not require an operator to facilitate the conference call. Revenues from this product grew to 69% of segment revenues in 2002 from 60% in 2001.

Selling and marketing

Consolidated selling and marketing costs from continuing operations as a percent of consolidated revenues were 26.2%, 22.8% and 22.4% in 2002, 2001 and 2000, respectively. Selling and marketing costs in the Company’s operating segments were as follows:

Xpedite selling and marketing costs as a percentage of segment revenues were 30.4%, 24.8% and 23.5% in 2002, 2001 and 2000, respectively. In 2002 the 5.6 percentage point increase was due primarily to a 29 employee increase in sales and marketing headcount. In 2001, the 1.3 percentage point increase was primarily due to the higher costs of launching messageREACH globally.

Premiere Conferencing selling and marketing costs as a percentage of segment revenues were 19.8%, 18.5% and 17.7% in 2002, 2001 and 2000, respectively. In 2002 and 2001 the 1.3 and 0.8 percentage point increases were due primarily to increased sales and marketing headcount of 86 and 74 employees in 2002 and 2001, respectively.

General and administrative

Consolidated general and administrative costs from continuing operations as a percentage of consolidated revenues were 16.4%, 17.6% and 15.7% in 2002, 2001 and 2000, respectively. General and administrative costs in the Company’s operating segments were as follows:

Xpedite general and administrative costs as a percentage of segment revenues were 13.6%, 14.5% and 11.9% in 2002, 2001 and 2000 respectively. The decrease in general and administrative costs as a percentage of segment revenues from 2001 to 2002 of 0.9 percentage points is due primarily to reductions in headcount in administration and customer service during early 2002. The increase from 2000 to 2001 of 2.6 percentage points of segment revenues is primarily due to increased headcount in administration and customer service.

Premiere Conferencing general and administrative costs as a percentage of segment revenues were 9.1%, 9.6% and 8.1% in 2002, 2001 and 2000, respectively. In 2002 general and administrative costs as a percentage of segment revenues declined despite an overall dollar increase of approximately $1.4 million. This is primarily due to the growth in Premiere Conferencing automated revenues as a percentage of consolidated revenues. The ReadyConference product is highly scalable and does not require proportional increases in back office support. The increase from 2001 to 2000 is primarily due to infrastructure support increases related to the overall expansion of the Premiere Conferencing operating segment.

Holding Company general and administrative costs as a percentage of total revenues were 4.6%, 4.9% and 5.6% in 2002, 2001 and 2000, respectively. Holding Company general and administrative costs were $15.8 million, $16.3 million and $15.6 million in 2002, 2001 and 2000, respectively. The $0.5 million decrease from 2001 to 2002 is primarily due to salary reductions, which were offset in part by approximately $1.6 million in strategic deal costs. The $0.7 million increase from 2000 to 2001 is primarily the result of costs associated with the PtekVentures business.

Research and development

Consolidated research and development costs from continuing operations as a percentage of consolidated revenues were 2.1%, 3.4% and 2.8% in 2002, 2001 and 2000, respectively. Research and development costs in the Company’s operating segments were as follows:

Xpedite research and development costs as a percentage of segment revenues were 2.7%, 4.1% and 3.3% in 2002, 2001 and 2000, respectively. In 2002, research and development costs as a percentage of segment revenues decreased as a result of a reduction in headcount, increased capitalized development costs of approximately $1.6 million and management’s continued policy of initiating only those development projects with a high probability of economic benefit. The increase in 2001 was attributable to continued development of the messageREACH and voiceREACH products.

Premiere Conferencing research and development costs as a percentage of segment revenues were 1.3%, 1.9% and 1.5% in 2002, 2001 and 2000, respectively. In 2002 the slight decrease as a percentage of segment revenues is primarily due to management’s continued policy of initiating only those development projects with a high probability of economic benefit. The slight increase in 2001 was primarily attributable to increased headcount of 8 employees needed for the continued development of ReadyConference, ReadyCast and VisionCast.

Depreciation

Consolidated depreciation costs from continuing operations as a percentage of consolidated revenues were 6.3%, 6.3% and 6.5% in 2002, 2001 and 2000, respectively. Depreciation costs in the Company’s operating segments were as follows:

Xpedite depreciation costs were 6.5%, 6.3% and 5.1% of segment revenues in 2002, 2001 and 2000, respectively. This represents a $0.4 million decrease in costs from 2001 to 2002 and a $1.9 million increase from

2000 to 2001. The $0.4 million decrease is attributable to the timing of depreciation for capital expenditures purchased in the later half of 2001. The $1.9 million increase in 2001 is primarily related to increased capital expenditures in the latter half of 2000 and first half of 2001 related to messageREACH and voiceREACH.

Premiere Conferencing depreciation costs were 5.4%, 6.0% and 8.2% of segment revenues in 2002, 2001 and 2000, respectively. This represents a $0.4 million increase from 2001 to 2002 and a $1.1 million increase from 2000 to 2001. The 2002 percentage decrease is primarily due to the significant segment revenue growth in 2002. In 2001 the increase in depreciation in terms of dollars is attributable to increased capital expenditures in 2000 and 2001 to provide additional capacity to accommodate the growth of the business.

Holding Company depreciation costs were $0.9 million, $0.8 million and $2.2 million in 2002, 2001 and 2000, respectively. This represents a $0.1 million increase from 2001 to 2002 and a $1.4 million decrease from 2000 to 2001. The decrease in depreciation from 2000 to 2001 was associated with the normal run out of depreciable assets not replaced.

Amortization

Consolidated amortization from continuing operations as a percentage of consolidated revenues was 3.2%, 26.8% and 29.8% in 2002, 2001 and 2000, respectively. Consolidated amortization from continuing operations was $10.9 million, $88.6 million and $90.2 million in 2002, 2001 and 2000, respectively. Goodwill amortization was $0.0 million, $65.1 million and $65.1 million in 2002, 2001 and 2000, respectively. Other intangibles amortization, which consist primarily of customer lists, developed technology and assembled workforce was $10.9 million, $23.5 million and $25.1 million in 2002, 2001 and 2000, respectively. With the adoption of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which became effective January 1, 2002, the Company no longer records amortization expense associated with goodwill, but instead goodwill is subject to a periodic impairment assessment by applying a fair value based test. This analysis was completed for the year ended December 31, 2002 and no impairment was identified. Amortization as a percentage of revenues, exclusive of goodwill amortization, would have been 3.2%, 7.1% and 8.3%, for 2002, 2001 and 2000, respectively. The decline in amortization in 2001 is primarily related to the impairment of certain other intangibles during the fourth quarter of 2001. Other intangibles amortization decreased in 2002 and 2001 due to customer list impairments associated with the Xpedite operating segment. See “Asset impairments” below for a further discussion related to these impairments.

Restructuring costs

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to shrink headcount and reduce sales and administration costs. The plan called for the reduction of 54 and 5 employees at Xpedite and the Holding Company, respectively. The combined costs associated with the restructuring plan are $1.5 million, of which $0.3 million was paid in 2002. Of the remaining balance, $0.8 million, $0.3 million and $0.1 million will be paid in 2003, 2004 and 2005, respectively. Virtually all costs will be paid in cash. This restructuring plan will eliminate approximately $1.4 million and $0.6 million in annual costs at Xpedite and the Holding Company, respectively. Also, in the fourth quarter of 2002 Xpedite decided to exit the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. The costs associated with exiting this business of $0.3 million are primarily non-cash and represent the loss on disposal of the voice messaging assets.

Realignment of Workforce and Facilities – Fourth Quarter 2001

Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel were notified during the fourth quarter of 2001. The plan commitment reduces annual operating expenses by $7.6 million. The plan eliminated, through involuntary separation, approximately 120 non-sales force employees in both Voicecom and Xpedite and eliminated 143 network equipment sites in the Voicecom operating segment. The overall management plan allowed for reinvesting these cost savings into additional sales force employees in order to stabilize the decline in revenues in both operating segments. Accordingly, the Company accrued restructuring costs of approximately $4.1 million associated with this plan commitment. Cash payments in 2002 and 2001 associated with this plan were $2.1 million and $1.0 million, respectively. The Company expects to incur $0.4 million of additional cash payments in 2003 to satisfy this plan obligation. Of the $4.1 million of costs associated with this plan, approximately $0.7 million of non-cash charges were incurred for severance cost obligations paid through immediately vested stock options issued below market price on the date of grant. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital. The remaining costs at December 31, 2002 and 2001 were $0.4 million and $2.4 million, respectively.

Realignment of Workforce and Facilities – Second Quarter 2001

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $13.7 million through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at the Holding Company, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The plan eliminated, through involuntary separation, approximately 168 non-sales force employees and allowed the Company to exit duplicative facilities in the Voicecom business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur a total of approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $0.8 million and $3.8 million of these cash payments were made by December 31, 2002 and 2001, respectively, and were primarily related to severance and exit cost activities. The remaining cash payments are associated with severance costs, exit costs and contractual obligations and are expected to be paid in 2003. Approximately $1.7 million of non-cash charges recorded in 2001 are related to certain executive management severance costs from employee stock option modifications and forgiveness of employee notes receivable. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital. The remaining costs at December 31, 2002 and 2001 were approximately $40,000 and $1.2 million, respectively.

Exit from Asia Real-Time Fax and Telex Business

During the fourth quarter of 2000, the Company recorded a charge of $0.6 million for costs associated with Xpedite’s decision to exit its legacy real-time fax and telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite’s cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite’s cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The $0.6 million charge included contractual and other obligations totaling $0.4 million and severance costs of $0.2 million. During 2001, the Company paid the remaining severance obligations planned for and does not expect any further payments.

Decentralization of Company

In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the two EES (Emerging Enterprise Solutions) and CES (Corporate Enterprise Solutions) operating units into three operating business units, a retail calling card business, and a holding company. The $8.2 million charge is comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs. The decentralization plan of the Company was completed and all payments were made during 2000.

Reorganization of Company into EES and CES Business Groups

In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focused on specific groups of customers. The balance of severance and exit costs at December 31, 2002, 2001 and 2000 of $0.0 million, $0.1 million and $0.6 million, respectively, represents remaining severance reserve for a former executive manager. Cash severance payments in 2002 and 2001 were $0.1 and $0.5 million, respectively. The Company paid the remaining severance obligations during 2002 and does not expect any further payments.

Asset impairments

The following table summarizes the asset impairments from continuing operations incurred by operating segment for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Xpedite	Conferencing	Holding Co.	Total

2002
Other intangibles	$3,202	$—	$—	$3,202

2001
Goodwill	$91,571			$91,571
Other intangibles	6,679			6,679
Property and equipment, net	777	984	785	2,546

	$99,027	$984	$785	$100,796

2000
Property and equipment, net	$800	—	—	$800

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets.” During the fourth quarter of 2002 the Company assessed the carrying value of the customer lists at Xpedite pursuant to SFAS No. 144 as Xpedite experienced a decline in revenues in certain international markets during the later half of 2002. Using the best estimate approach, the fair value of certain customer lists associated with the markets experiencing the decline were determined to be less than the carrying value at December 31, 2002, resulting in a $3.2 million asset impairment. The remaining amortization of the other intangible assets will be approximately $3.9 million, $2.0 million and $1.9 million in 2003, 2004 and 2005, respectively.

During the second half of 2001, business conditions declined significantly in the Xpedite operating segment. The following is a comparison of revenue performance for the first six months of 2001 versus the second six months of 2001 (in thousands).

	First six months 2001	Second six months 2001	% Change

	Xpedite	Xpedite	Xpedite

Revenue	$112,552	$103,113	-8.4%

During the fourth quarter of 2001, the Company assessed the outlook of various service offering revenues and evaluated the potential impairment of various assets associated with the operating equipment, goodwill and other intangible assets of Xpedite pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of.” Management reviewed the identifiable undiscounted future cash flows, including the estimated residual value to be generated by the assets to be held and used by the business acquired in Xpedite at their asset grouping level. Based on the results of these assessments, the Company recorded the $100.8 million impairment in the fourth quarter of 2001 from continuing operations ($99.0 million of which was related to Xpedite, as discussed further below).

Xpedite impairment - 2001

In Xpedite, a decline in the legacy store and forward fax revenues and weakness in the European and Asia Pacific regions of the business began to occur in the latter part of the third quarter and the early part of the fourth quarter of 2001. Accordingly, management was concerned that a fair value assessment would potentially be lower than the carrying value on the balance sheet. A third party appraisal was performed using a discounted cash flow income approach to valuing the business, using a 15% discount rate. The valuation resulted in an asset impairment related to the Xpedite operating segment of $99.0 million to reflect the carrying value in excess of fair value at December 31, 2001. Of the $99.0 million, property and equipment impairments of $0.7 million at Xpedite related primarily to the abandonment of its Indonesian operations due to declining revenues and profits. Indonesia represented less than 1% of Xpedite’s revenues.

Other impairments - 2001

Additionally, management recorded asset impairments totaling $1.8 million related to the carrying value of capitalized software associated with certain internal information systems at both Premiere Conferencing and the Holding Company that have been taken out of service.

Real-time fax impairment - 2000

With the deregulation of most Asian telecommunications markets, Xpedite’s cost advantage dissipated, and Xpedite decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The asset impairments of $0.8 million included the write-down of furniture and fixtures and real-time fax equipment including autodialers, faxpads and computers. The valuation was based on the fair value of the assets as of December 31, 2000. All equipment costs were incurred in conjunction with the closing of the real-time fax operations in Malaysia, Singapore, Hong Kong, Taiwan and Korea.

Equity based compensation charges

The following summarizes the components of equity-based compensation expense for the years ended December 31, 2002, 2001 and 2000 (in thousands, except share data):

	Earned		Unearned

	Shares	Dollars	Shares	Dollars

2002
Deferred compensation for the vesting of restricted shares issued in option exchange	401,950	$1,335	185,112	$615
Deferred compensation for the vesting of restricted shares issued to executive management	160,000	536	416,000	1,298

	561,950	$1,871	601,112	$1,913

2001
Options exchanged for restricted shares	1,765,969	$5,807	638,592	$2,120
Restricted shares issued to executive management	826,194	2,483	576,000	1,740
Note forgiveness related to restricted shares in former affiliates and related taxes		11,072
Compensation to management in association with restricted shares in former affiliates		497
Options and restricted shares issued for services rendered	15,000	570

	2,607,163	$20,429	1,214,592	$3,860

2000
Deferred compensation for restricted shares in former affiliates		$2,102

Options exchanged for restricted shares

Due to declines in the Company’s share price over the course of the last several years, most of the employee and director option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees’ and directors’ interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. In 2002 approximately 402,000 shares vested and equity based compensation expense of $1.3 million was recognized. Assuming all employees at December 31, 2002 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $0.4 million in 2003 and $0.2 million in 2004. See further discussion in the “Restricted Stock Exchange Offer” section of Note 17—“Equity Based Compensation Plans.”

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At December 31, 2002, the option count was approximately 627,000 due to the sale of Voicecom and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2002 and 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Restricted shares issued to management

Certain members of management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The remaining restricted shares vest straight line through 2004 and the equity based compensation expense recorded in 2002 was $0.5 million. The anticipated remaining equity based compensation expense resulting therefrom will be approximately $0.6 million per year for 2003 and 2004.

Loans and note forgiveness associated with restricted shares in former affiliates and related taxes

During the second quarter of 1999, the Company awarded restricted share grants to the CEO, COO and certain other officers of Company-owned shares held in certain investments in affiliates made in connection with its PtekVentures activities. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action, the Company recorded a non-cash charge of $1.2 million in 2000 related to the vesting of these grants.

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

In 2001, the Company agreed to forgive the remaining balance of the recourse tax loans to the CEO and COO, effective as of December 31, 2001, provided that the executives were employees of the Company on that date. The principal and interest forgiven was $5.8 million and the employee tax liability assumed by the Company was $5.3 million. The tax liability was paid primarily in the first quarter of 2002.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. The total interest accrued on these loans as of December 31, 2002 was approximately $0.1 million. The Company is obligated to make additional loans to pay taxes associated with the future vesting of restricted shares, but the dollar amount of such loans cannot be determined at this time.

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

Options and restricted shares issued for services rendered

In 2001, the Company issued stock options and restricted shares of Company Common Stock to consultants for various consulting services performed for the Company.

Net legal settlements and related expenses

Net legal settlements and related expenses were $7.3 million, $2.3 million and $(1.5) million in 2002, 2001 and 2000, respectively. See Note 20—“Commitments and Contingencies” to the Consolidated Financial Statements and “Legal Proceedings” under Item 3 of Part I of this report. Net legal settlements and related expenses in 2002 consisted of approximately $3.3 million attributable to the settlement of the shareholder class action lawsuit and $4.0 million for the settlement of the Cowan lawsuit. Net legal settlements and related expenses in 2001 were primarily related to $1.6 million of costs incurred that relate to shareholder litigation matters. Net legal settlements and related expenses in 2000 related primarily to the favorable settlement of a contractual dispute with WorldCom.

Interest expense

Interest expense from continuing operations was $11.5 million, $11.5 million and $11.3 million in 2002, 2001 and 2000, respectively. Interest expense remained constant in 2002, and increased slightly in 2001 primarily due to long term financing for facility improvements to Xpedite’s new headquarters and Premiere Conferencing entering into a term equipment loan for $6.5 million in late 2001.

Interest income

Interest income was $1.5 million, $0.6 million and $0.9 million in 2002, 2001 and 2000, respectively. Interest income increased in 2002 primarily due to growth in cash and cash equivalents of approximately $19.9 million from 2001 to 2002 that was invested in interest bearing accounts, and from interest accrued for employee loans. Interest income remained primarily flat from 2000 to 2001 with minor fluctuations due to average outstanding balances of cash and cash equivalents and interest rate fluctuations.

Asset impairment and obligations – investments

The Company, through its PtekVentures investment arm, made investments in various companies engaged in emerging technologies related to internet commerce. These investments were classified initially as either cost or equity investments in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and evaluated based upon activity. The Company continually evaluated the carrying value of its ownership interests in non-public investments in the PtekVentures portfolio for impairment that was “other than temporary” based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considered include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an “other than temporary” decline in the carrying value of the investment has occurred. Many Internet based businesses experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believed necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During 2001, market conditions declined for the nonpublic companies in the PtekVentures portfolio, with certain of these companies filing for bankruptcy and subsequently being liquidated. The remaining portfolio companies’ financial performance and updated financial forecasts for the near term led management to the conclusion that there was an “other than temporary” decline in the carrying value of these companies. Accordingly, the Company decided to exit the venture business and cease future funding in its portfolio companies. As a result, the Company recorded an impairment charge of approximately $29.2 million during the second quarter of 2001 for the remaining carrying value of its nonpublic company investment portfolio. During 2000, the Company made similar evaluations of the portfolio companies and recorded approximately $15.0 million in impairments.

Further, during the fourth quarter of 2001, one of the portfolio companies that was previously impaired defaulted on its credit facility and lease obligation. The Company had provided a standby letter of credit on this credit facility and is a guarantor of the lease obligation. Accordingly, an obligation expense for these guarantees in the entire amount of $2.5 million was recorded at December 31, 2001. During the first quarter of 2002, the Company paid its commitment on the standby letter of credit in the amount of $0.5 million. See “Legal

Proceedings” under Item 3 of Part I of this report.

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

Amortization of goodwill equity investments

During the first quarter of 2001 and the latter half of 2000, the Company amortized goodwill created by investments that were accounted for under the equity method of accounting. The amount by which the Company’s investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period. Amortization related to equity investments totaled $1.6 million and $4.9 million in 2001 and 2000, respectively, and is included in the Consolidated Statements of Operations as “Amortization of goodwill-equity investments.” The decline in amortization in 2001 is the result of full impairments to these investments during the second quarter of 2001.

Discontinued operations

Consistent with the Company’s increased focus on extending its market leadership in conferencing and multimedia messaging services for global enterprise customers, the Company retained a financial advisor to assist in evaluating strategic alternatives for portions of its business during 2001. As a result of that evaluation, the Company decided to pursue the separation of Voicecom from the rest of PTEK and on March 26, 2002 the Company sold substantially all the assets of its Voicecom business unit to an affiliate of Gores Technology Group for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain Voicecom liabilities. In accordance with SFAS No. 144, the transaction was accounted for as a discontinued operation in the first quarter of 2002. The Voicecom discontinued operations included the loss from operations through the closing date and the loss on disposal. See Note 9 – “Acquisitions and Dispositions” to the Consolidated Financial Statements.

During the fourth quarter of 2002, the Company assessed the Voicecom liabilities that were retained at the time of the sale and determined, based upon the activity in these accounts and the passage of time, that certain of these liabilities were no longer required. Thus, in the fourth quarter of 2002 an adjustment was made to these estimates reducing the loss on discontinued operations of approximately $2.9 million, net of taxes.

Of the Voicecom liabilities, approximately $4.3 million represents capital leases guaranteed by the Company.

Effective income tax rate

In 2002, 2001 and 2000, the Company’s effective income tax rate varied from the statutory rate, primarily as a result of nondeductible goodwill amortization and asset impairments associated with the Company’s acquisitions that have been accounted for under the purchase method of accounting, and changes in calculating allowances and estimates. Changes in valuations allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. During the year ending December 31, 2002, the Company realized tax benefits of approximately $5.6 million of which approximately $1.0 million and $4.6 million were realized in the third and fourth quarters, respectively, due to changes in previous estimates. See Note 21—“Income Taxes” to the Notes to Consolidated Financial Statements for additional information.

The deferred tax assets and liabilities contain a significant accrual for certain tax events in 2003. If future facts and circumstances indicate this accrual is unnecessary, the elimination of this accrual will have a material impact on the Company’s financial statements in the future.

Liquidity and capital resources

As of December 31, 2002, the Company had $68.8 million of cash and cash equivalents compared to $48.0 million at December 31, 2001. Cash balances residing outside of the United States at December 31, 2002 were $10.3 million compared to $14.5 million at December 31, 2001. Net working capital at December 31, 2002 was $62.1 million compared to $13.1 million at December 31, 2001.

Cash provided by operating activities

Consolidated operating cash flows from continuing operations were $37.2 million, $29.0 million and $7.5 million in 2002, 2001 and 2000, respectively. Consolidated operating cash flows from continuing operations increased $8.2 million from 2001 to 2002 to $37.2 million. In 2002, net income from continuing operations, adjusted for the non-cash items of depreciation, amortization and asset impairment, and gain on sale of marketable securities, generated cash of $49.1 million. Other significant generators of operating cash were non-cash expenses paid with equity, consisting of employee compensation of $1.9 million and a legal settlement of $1.3 million. Other significant areas in which cash was generated (consumed) in the balance sheet were through the increase in accounts receivable of $(2.4) million, payment of accrued expenses of $(17.7) million, a decrease in prepaid expenses and other assets of $3.6 million and a decrease in deferred income taxes of $2.5 million. Consolidated operating cash flows from continuing operations increased $21.5 million from 2000 to 2001 to $29.0 million. In 2001, net income from continuing operations, adjusted for the non-cash items of depreciation, amortization and asset impairment, and gain on sale of marketable securities, generated cash of $30.7 million. Other significant generators of operating cash were non-cash expenses consisting of employee compensation of $20.4 million and a legal settlement of $0.7 million. Other significant areas in which cash was generated (consumed) in 2001 in the balance sheet were through a decrease in accounts receivable of $6.4 million, an increase in accrued expenses of $0.6, a decrease in prepaid expenses and other assets of $2.9 million and an increase in deferred income taxes and taxes receivable of $(34.4) million. Consolidated operating cash flows from continuing operations 2000 were $7.5 million. In 2000 net income from continuing operations plus the non-cash items of depreciation, amortization, asset impairment and gain on sale of marketable securities generated cash of $24.4 million. Other significant generators of operating cash were the non cash expense of employee compensation of $2.1 million and positive net legal settlements of $10.5 million. Other significant areas in which cash was generated (consumed) in 2000 in the balance sheet were through an increase in accounts receivable of $(4.6) million, a decrease in accrued expenses and restructuring costs of $(20.3) million, a decrease in prepaid expenses and other assets of $4.5 million and an increase in deferred income taxes $(9.2) million.

Cash provided by (used in) investing activities

Consolidated investing activities from continuing operations (used) provided cash of approximately $(6.2) million, $(32.5) million and $3.6 million in 2002, 2001 and 2000, respectively. The decrease in cash used in investing activities from continuing operations of $26.3 million from 2001 to 2002 was the result of proceeds from sale of Voicecom of approximately $7.2 million and the decrease in capital expenditures of approximately $11.8 as part of the Company’s continued efforts to expend resources only on necessary expenditures or those with a high probability of economic benefit. The increase in cash used in investing activities of $(36.1) million from 2000 to 2001 is related to decreased proceeds from the sale of marketable securities of $(57.6) million, increased capital expenditures of $(2.8) million, reduced investments in PtekVentures’ portfolio companies of $30.0 million and increased acquisitions of business assets of $(3.3) million.

Cash provided by (used in) financing activities

Consolidated financing activities (used) or provided cash of approximately $(5.9) million, $1.7 million and $(0.6) million in 2002, 2001 and 2000, respectively. The increase in cash used of $(7.5) million from 2001 to 2002 is primarily the result of additional treasury stock purchases of $(3.5) million in 2002, increased payments under borrowing arrangements of $(2.6) million from the term loans at Premiere Conferencing and the decrease in the proceeds from long term borrowings of $(2.5) million as a result of a new $4.0 million loan in 2002 for Premiere Conferencing compared to $6.5 million of borrowings in 2001. The Company’s financing activities increased $2.2 million from 2000 to 2001 primarily due to proceeds from borrowing arrangements of $6.5 million, a decrease in the issuance of notes receivables to shareholders of $2.0 million and a decrease in proceeds from the exercise of stock options of $(6.9) million. Principal payments under borrowing arrangements were primarily attributable to capital lease obligations at Xpedite and an equipment term loan at Premiere Conferencing. Proceeds from borrowing arrangements of $6.5 million are associated with an equipment term loan at Premiere Conferencing. The shareholder notes receivable issued during 2001 were for prior years’ taxes on Company stock option exercises by the CEO. In the second quarter of 2000, the Company’s Board of Directors authorized a stock repurchase program under which PTEK may purchase up to 10% of the then outstanding shares of its Common Stock, or approximately 4.8 million shares. During 2002, the Company repurchased approximately 1.8 million shares of its Common Stock under this program for approximately $6.6 million. During 2001, the Company repurchased approximately 1.1 million shares of its Common Stock under this program for approximately $3.1 million. In January 2003, the Company’s Board of Directors approved an increase in its 2000 stock repurchase program by authorizing the repurchase of up to an additional 10% of the Company’s outstanding Common Stock, or approximately 5.3 million additional shares of Common Stock.

EBITDA TO OPERATING CASH FLOW

“EBITDA” is considered a measure of liquidity. Management uses this measure as an indicator of cash generated solely from operating activities and is an important measurement of each business unit’s contribution towards overall liquidity. Further, it provides management with a consistent measurement tool for evaluating the operating activities of a business unit before investing activities, interest and taxes. EBITDA is a non standard accounting term as defined by generally accepted accounting principles in the United States (“GAAP”). Management believes the most directly comparable GAAP financial measure is “net cash provided by operating activities from continuing operations” presented in the Consolidated Statement of Cash Flows. EBITDA is reconciled directly to net cash provided by operating activities from continuing operations below:

	2002	2001	2000

Net cash provided by operating activities from continuing operations	$37,244	$29,034	$7,503
Add:
Gain on sale of marketable securities, available for sale	930	2,971	59,734
Deferred income taxes	(2,516)	25,241	9,207
Federal income tax receivable	—	9,208	—
Net restructuring costs	1,074	(1,669)	4,555
Less:
Equity based compensation	(1,871)	(20,429)	(2,102)
Asset impairments	(3,202)	(100,796)	(800)
Asset impairment and obligations – investments	—	(31,695)	(14,984)
Non-cash legal settlements and related expenses	(1,310)	(718)	(10,516)
Changes in assets and liabilities:
Accounts receivable, net	2,365	(6,434)	4,556
Prepaid expenses and other	(3,605)	(2,879)	(4,548)
Accounts payable and accrued expenses	17,716	(620)	15,741
Add: Interest expense, net	10,028	10,897	10,386
Add: Tax expense (benefit)	1,376	(11,343)	17,966

EBITDA	$58,229	$(99,232)	$96,698

Commitments and contingencies

At December 31, 2002, the Company’s had the following contractual obligations. The Company is primarily obligated under capital leases for networking equipment, operating leases for network facilities and operating segment headquarters, convertible subordinated notes due on July 1, 2004, semiannual interest payments on the convertible subordinated notes, a lease guaranty in association with its investment in Webforia, remaining cash payments on prior year acquisitions and telecommunications contractual minimum purchase agreements.

The following table displays contractual obligations as of December 31, 2002 (in thousands):

	Payments due by period

	Years ended December 31,

Contractual obligation	Total amounts committed	2003	2004	2005	2006	2007	There- after

Capital lease obligations	$635	$424	$211	—	—	—	—
Operating leases	57,745	12,879	11,191	$10,274	$8,870	$6,095	$8,436
Convertible subordinated notes	172,500	—	172,500	—	—	—	—
Annual interest on convertible subordinated notes	14,878	9,919	4,959	—	—	—	—
Restructuring Costs	1,898	1,898	—	—	—	—	—
United Missouri Bank equipment term loan	3,748	2,811	937	—	—	—	—
Commercial Federal equipment term loan	3,756	1,449	1,449	858	—	—	—
Webforia obligations	2,000	2,000	—	—	—	—	—
Telecommunications supply agreements	25,062	13,657	9,477	1,400	528	—	—
Notes payable	75	75
Acquisitions	214	214

	$282,511	$45,326	$200,724	$12,532	$9,398	$6,095	$8,436

In addition, subsequent to December 31, 2002 Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.0 million. The Company paid $6.0 million in cash at closing, and will pay $5.0 million in 16 equal quarterly installments commencing March 31, 2003.

Capital resources

In June 2002, the Company entered into a term equipment loan with Commercial Federal Bank. The loan proceeds of $4.0 million were used for equipment purchases associated with the Premiere Conferencing operating segment. The term of the loan is thirty-six months and the annual interest rate is 5.5%. The loan is collateralized by certain fixed assets of the Company. The loan agreement contains certain covenants that are usual and customary. At December 31, 2002, the Company was in compliance with all covenants under the loan agreement. At December 31, 2002 amounts outstanding on this term loan were $3.5 million.

In September 2001, the Company entered into a term equipment loan with United Missouri Bank. The loan proceeds of $6.5 million were used for equipment purchases associated with the Premiere Conferencing operating segment. The term of the loan is thirty months and the annual interest rate is 6.0%. The loan is collateralized by certain fixed assets of the Company. The loan agreement contains certain covenants that are usual and customary. At December 31, 2002, the Company was in compliance with all covenants under the loan agreement. At December 31, 2002 and 2001, amounts outstanding on this term loan were $3.6 million and $6.1 million, respectively.

In June 2001 the Company entered into a capital lease obligation for headquarter expansion at Xpedite for approximately $1.1 million. The term of the lease is thirty-six months with a yield of 12.75%. At December 31, 2002 and 2001, amounts outstanding on this lease were approximately $0.6 million and $0.9 million, respectively.

In September 2000, the Company entered into a credit agreement (the “Agreement”) for a one-year revolving credit facility with ABN AMRO Bank N.V. (the “Bank” or “Agent”). The Agreement provides for borrowings of up to $20.0 million, and is subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, subject to extension. The Company extended the agreement at September 30, 2001 for 364 days. The agreement was amended to provide for borrowings up to $13.5 million and is subject to certain covenants that management believes are usual and customary for credit agreements of this nature. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the Agreement is, at the Company’s option, (i) the Agent’s Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. The Company terminated the Agreement on March 26, 2002 in connection with the sale of its Voicecom business unit.

In July 1997, the Company issued convertible subordinated notes (“Convertible Notes”) of $172.5 million that mature on July 1, 2004 and bear interest at 5-3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The annual interest commitment associated with these notes is $9.9 million and is paid semiannually on July 1 and January 1 of each year.

Liquidity

As of December 31, 2002, the Company had $68.8 million of cash and cash equivalents, and $0.6 million of marketable securities available for sale. The Company generated positive operating cash flows from each of its operating segments for the year ended December 31, 2002. Each operating segment had sufficient cash flows from operations to fund capital expenditure requirements and to service existing debt obligations of the Company. Management believes that the Company will generate adequate operating cash flows for capital expenditure needs and contractual commitments for at least the next 12 months.

We cannot assure that we will generate sufficient cash flow from operations to enable us to repay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow from operations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We will continue to evaluate the most efficient use of our capital, and will likely seek strategic alternatives for portions of our business or a refinancing arrangement to address the maturity of the convertible notes on July 1, 2004. Depending upon market conditions, these alternatives may include purchasing, refinancing or otherwise retiring a portion of the convertible notes in the open market. We cannot assure, however, that we will be able to timely refinance any of our indebtedness, including the convertible notes, on commercially reasonable terms or at all.

Restricted Stock Exchange Offer

Due to declines in the Company’s share price over the course of the last several years, most of the employee and director option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees’ and directors’ interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. In 2002 approximately 402,000 shares vested and equity based compensation expense of $1.3 million was recognized. Assuming all employees at December 31, 2002 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $0.4 million in 2003 and $0.2 million in 2004. See further discussion in “Restricted Stock Exchange Offer” section of Note 17—“Equity Based Compensation Plans.”

In accordance with FASB Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25,” the Company recorded approximately $2.1 million as unearned compensation for the intrinsic value of the restricted stock on the effective date of the exchange offer, calculated using the closing price of the Company’s common stock on December 28, 2001. The unearned compensation will be amortized to “Equity based compensation” expense over the vesting period of the restricted stock, of which approximately $1.3 million vested in 2002.

In addition, approximately 890,000 options at December 31, 2001 that were eligible to be exchanged for restricted stock pursuant to the exchange offer were not tendered. At December 31, 2002 the option count was approximately 627,000 due to the sale of Voicecom and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2002 and 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Related Party Transactions

The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company.

Notes receivable – shareholder

The Company has made loans to the CEO of the Company and a limited partnership in which he has an indirect interest. These loans were made pursuant to the CEO’s then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable Federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans, including accrued interest, are recorded in the equity section of the balance sheet under the caption “Notes receivable, shareholder.” At December 31, 2002, the aggregate amount of these loans was $5.0 million.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. The total interest accrued on these loans as of December 31, 2002 was approximately $0.1 million. The Company is obligated to make additional loans to pay taxes associated with the future vesting of restricted shares, but the dollar amount of such loans cannot be determined at this time.

Use of airplane

During 2002, 2001 and 2000, the Company leased the use of an airplane from a limited liability company that is owned 99% by the Company’s CEO and 1% by the Company. In connection with this lease arrangement, the Company has incurred costs of $1.9 million, $2.2 million and $1.8 million in 2002, 2001 and 2000, respectively, to pay the expenses of maintaining and operating the airplane.

Loans associated with restricted shares in former affiliates

During the second quarter of 1999, the Company awarded restricted share grants to the CEO, COO and certain other officers of Company-owned shares held in certain investments in affiliates. For a full discussion of these loans see “Loans and note forgiveness associated with restricted shares in former affiliates and related taxes” under “Equity Based Compensation Charges” in Management’s Discussion and Analysis of Financial Condition and Results of Operations above.

Strategic co-marketing arrangement

The Company had a strategic co-marketing arrangement with WebMD, a former affiliate. The terms of the agreement provided for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase the Company’s products. The Company in turn was obligated to purchase portal rights from WebMD for $4.0 million over four years to assist in marketing its products. Under this agreement, which expired on February 17, 2003, the Company recognized revenue of approximately $2.5 million in each of 2002, 2001 and 2000. WebMD also subleased floor space in the Company’s headquarters for approximately $0.7 million in each of the two years ended December 31, 2001 and 2000.

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

Revenue recognition. The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees and usage fees generally based on per minute or transaction rates. Unbilled revenue consists of earned but unbilled revenue which results from the weekly billing cycle that was implemented at the Premiere Conferencing operating segment during the third quarter of 2002. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A and 101B.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for uncollectible accounts receivable. Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in the Company’s customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $51.9 million and $58.6 million, net of allowance for uncollectible accounts receivable of $7.1 million and $8.3 million, as of December 31, 2002 and 2001, respectively.

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

•         Significant adverse change in physical condition or manner of use of an asset;

•         Significant adverse change in legal factors or negative industry or economic trends;

•         A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long lived asset;

•         Significant decline in the Company’s stock price for a sustained period; and

•         An expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, the Company ceased to amortize approximately $123.1 million of goodwill. The Company recorded approximately $67.4 million of goodwill amortization during 2001. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. A third party review was completed in the fourth quarter of 2002 and no impairment was identified. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 continue to be amortized in accordance with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement became effective in 2002. The Company recognizes an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the estimated future cash flows compared to the carrying value of the long-lived asset.

Prior to 2002, when the Company determined that the carrying value of long-lived assets, intangibles and related goodwill may not have been recoverable in accordance with the indicators of impairment, as stated in SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” the Company recognized an impairment loss when the sum of undiscounted expected future cash flow was less than the carrying value of such assets. The impairment loss, if applicable, was calculated based on the fair value or sum of the discounted cash flows compared to the carrying value. The discounted cash flow method uses a discount rate determined by management to be commensurate with the risk inherent in the Company’s business model.

See the “Asset impairments” section of “Management’s Discussion and Analysis” above for a discussion of impairments recorded during 2002 and 2001. Net intangible assets, long-lived assets and goodwill amounted to $130.9 million and $144.9 million as of December 31, 2002 and 2001, respectively.

Future events could cause the Company to conclude that the current estimates used should be changed and that goodwill associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on the Company’s financial condition and results of operations.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2002 and 2001 was $22.4 million and $20.7 million, net of a valuation allowance of $5.2 million and $28.2 million, respectively. The Company has recorded the valuation allowance due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.

In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to establish an additional valuation allowance that could materially impact the Company’s financial condition and results of operations.

The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business other changing facts and circumstances may impact the Company’s ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact its financial condition and results of operations.

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

The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. See the “Asset impairments and obligations – investments” section of Management’s Discussion and Analysis” above for a discussion of investment impairments recorded during 2001 and 2000. Total investments, in the form of marketable securities available for sale, as of December 31, 2002 and 2001 were $0.6 million and $1.5 million, respectively.

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

Legal contingencies. The Company is currently involved in certain legal proceedings as disclosed in Item 3, “Legal Proceedings,” of this report. Management has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

The Company does not believe these proceedings will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

The above listing is not intended to be a comprehensive list of all of the Company’s estimates and judgments or accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. These estimates are subject to change and the Company adjusts the financial impact in the period in which they are resolved. See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company will be required to adopt SFAS No. 146 for the fiscal year beginning January 1, 2003, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2—”Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company will be required to adopt SFAS No. 145 for the fiscal year beginning January 1, 2003, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long- lived assets, and is effective for financial statements issued for fiscal years beginning after

December 15, 2001. The Company adopted SFAS No. 144 for the fiscal year beginning January 1, 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” It addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 for the fiscal year beginning January 1, 2002.

In June 2001, the FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS No. 142”). It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The Company’s required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company’s results of operations due to the cessation of goodwill amortization on January 1, 2002. The balance of goodwill is $123.1 million as of December 31, 2002 and 2001. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002.

Subsequent Events

On January 16, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.0 million. The Company paid $6.0 million in cash at closing, and will pay $5.0 million in 16 equal quarterly installments commencing March 31, 2003. Currently, approximately $10.0 million of the aggregate purchase price has been allocated to identifiable customer lists with the remaining balance of $1.0 million allocated to goodwill. The Company is in the process of completing a third-party valuation of certain intangible assets which could result in changes to the preliminary allocation of the purchase price.

On February 27, 2003, the Company entered into a Share Purchase Agreement and Note Purchase Agreement with AT&T Corp. (“AT&T”) pursuant to which the Company has agreed to purchase from AT&T, and AT&T has agreed to sell to the Company, 1,423,980 shares of the Class A Common Stock (the “Shares”) and a Promissory Note of EasyLink Services Corporation (NASDAQ: EASY) (“EasyLink”) in the stated principal amount of $10.0 million (the “Note”). The obligation of each party to consummate the transactions contemplated by each such purchase agreement is conditioned upon, among other things, the satisfaction or waiver of the conditions to such party’s obligation to consummate the transactions contemplated by the other purchase agreement.

The Note is secured by assets representing the substantial portion of EasyLink’s operations. Principal and accrued interest on the Note, aggregating over $12.0 million, is payable in 13 quarterly installments beginning June 1, 2003. The principal and accrued interest obligations bear interest at a rate of 12% per annum until paid. The shares to be purchased represent approximately 8.9% of the outstanding Class A common shares and 8.4% of the total outstanding common shares of EasyLink.

As consideration for the sale of the Shares and the Note, the Company has agreed to pay AT&T $4.0 million in cash and to issue to AT&T a warrant to acquire 250,000 shares of the Common Stock of the Company. The warrant will be exercisable at any time during the seven years following the date of issuance, at an exercise price to be determined on the basis of trading prices of the Company’s Common Stock during the ten trading days prior to the issuance of the warrant. The aggregate purchase price for the Shares, as set forth in the Share Purchase Agreement, is $825,908, or $0.58 per share, which amount equals the average of the high and low selling price of the Class A Common Stock on the Nasdaq National Market during the five trading days immediately preceding the date of the Share Purchase Agreement. Despite the Share Purchase Agreement stating such separate purchase price for the Shares, the Company views its purchase of the Shares and the Note as a single transaction, for the total consideration set forth above. The cash consideration for the purchase of the Shares and the Note will be paid out of the working capital of PTEK.

On March 3, 2003, EasyLink demanded that the Company and AT&T terminate their agreements for the purchase and sale of the Note and the Shares. In connection with such demand, EasyLink has asserted that AT&T and PTEK may have violated commitments of AT&T and the Company to EasyLink and that the Company has engaged in certain improper activities with respect to EasyLink and in connection with the transaction. The

Company considers these allegations to be groundless and has denied each of them. PTEK expects to consummate the purchase of the Note and Shares, subject to the conditions set forth in the respective purchase agreements.

On March 25, 2003, EasyLink filed a lawsuit against the Company, Xpedite and AT&T. See Item 3— “Legal Proceedings” for a detailed discussion of this litigation.

RISK FACTORS AFFECTING FUTURE PERFORMANCE

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

The markets for our products and services are intensely competitive and we expect competition to increase in the future. Many of our current and potential competitors have longer operating histories, greater name recognition, more robust product offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their product and service offerings and new competitors are likely to enter our markets. Acquisitions or strategic alliances, including those among existing and new competitors or their attempts to integrate their products and services may result in greater competition. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenue.

The development of alternatives to our products and services may cause us to lose customers and market share and may hinder our ability to maintain or grow our revenue.

The market for our products and services is characterized by rapid technological change, frequent new product introductions and evolving industry standards. We expect new products and services, and enhancements to existing products and services, to be developed and introduced that will compete with our products and services. Technological advances may result in the development and commercial availability of alternatives to our products and services or new methods of delivering our products and services. Companies may develop and offer product features, service offerings or pricing options which are more attractive to customers than those currently offered by us. These new products or services, or methods of delivering these products or services, could among other things:

•         cause our existing products and services to become obsolete;

•         be more cost-effective, which could result in significant pricing pressure on our products and services; or

•         allow our existing and potential customers to meet their own telecommunications needs without using our services.

Technological changes that make our products obsolete, or changes in technology that allow competitors to offer products and services that replace our existing products and services, could cause us to lose customers, market share and revenue.

If new products and services that we develop and introduce are not accepted in the marketplace, we may lose market share and our revenue may decrease.

We must continually introduce new products and services in response to technological changes, evolving industry standards and customer demands for enhancements to our existing products and services. We will not be able to increase our revenue if we are unable to develop new products and services, we experience delays in the introduction of new products and services, or our new products and services do not achieve market acceptance. Our ability to successfully develop and market new products and services and enhancements that respond to technological changes, evolving industry standards or customer demands, is dependent on our ability to:

•         anticipate changes in industry standards;

•         anticipate and apply advances in technologies;

•         enhance our software, applications, equipment, systems and networks;

•         attract and retain qualified and creative technical personnel;

•         develop effective marketing, pricing and distribution strategies for new products and services; and

•         avoid difficulties that could delay or prevent the successful development, introduction and marketing of new products and services or enhancements.

We are subject to pricing pressures for our products and services, which could cause us to lose market share and revenue.

We compete for consumers based on price. A decrease in the rates charged for communications services by our competitors could cause us to reduce the rates we charge for our products and services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenue could decrease.

Consolidation in the telecommunications industry could lead to pricing pressure on our products and services and could be disruptive to our licensing and strategic relationships.

The telecommunications industry has experienced, and we believe it will continue to experience, consolidation. Consolidation in the telecommunications industry, including consolidations involving our customers, competitors and strategic partners, could lead to pricing pressure on our products and services and could result in increased costs.

Continuing softness in the economy is having a disproportionate effect on the telecommunications industry.

The downturn in general economic conditions, particularly in the telecommunications services industry, has forced several of our customers and suppliers, including WorldCom and Global Crossing, to file for protection from creditors under the United States Bankruptcy Code or to reconfigure their capital structure. Some of these companies had significant debt servicing requirements and were unable to generate sufficient cash from operations to both service their debt and to maintain their business operations. We believe that we use reasonable measures to determine the financial condition of potential and existing customers and suppliers. However, there can be no assurance that our customers or suppliers will remain financially viable, or that the measures we follow will be effective. If general economic conditions in the United States remain at current levels for an extended period of time or worsen, our business could be adversely affected.

Risks Related to Our Company

Our future success depends on market acceptance of our new products and services.

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

•         ease of use;

•         price;

•         reliability;

•         access and quality of service;

•         system security;

•         product functionality; and

•         the effectiveness of strategic marketing and distribution relationships.

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

Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

•         the unique nature of strategic relationships into which we may enter in the future;

•         the financial performance of our strategic partners;

•         changes in operating expenses;

•         the reliability and performance of our products and services;

•         the timing of new product and service announcements;

•         market acceptance of new and enhanced versions of our products and services;

•         the success or failure of past or potential future acquisitions;

•         changes in legislation and regulations that may affect the competitive environment for our products and services; and

•         general economic and seasonal factors.

Our debt could harm our liquidity and ability to obtain additional financing, and could make us more vulnerable to economic downturns and competitive pressures. To service our debt, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

In 1997, we incurred $172.5 million in indebtedness by issuing convertible notes to the public. We have significant interest payment obligations as a result of the convertible notes, and the convertible notes will mature on July 1, 2004, at which time the full amount of the principal will be due. In addition to the convertible notes, at December 31, 2002 the Company had $7.7 million outstanding under its various credit facilities.

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

Our ability to make payments on and to refinance our indebtedness and other liquidity needs will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Based upon current levels of operations and continued cost saving measures, we believe that cash flow from operations and other sources of liquidity will be adequate to meet our anticipated requirements for working capital, capital expenditures, interest payments, acquisitions and other purposes for at least the next 12 months. There can be no assurance, however, that our business will continue to generate cash flows from operations at or above current levels or that anticipated cost savings will be realized.

We cannot assure that we will generate sufficient cash flow from operations to enable us to repay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow from operations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We will continue to evaluate the most efficient use of our capital, and we will likely seek strategic alternatives for portions of our business or a refinancing arrangement to address the maturity of the convertible notes on July 1, 2004. Depending upon market conditions, these alternatives may include purchasing, refinancing or otherwise retiring a portion of the convertible notes in the open market. We cannot assure, however, that we will be able to timely refinance any of our indebtedness, including the convertible notes, on commercially reasonable terms or at all.

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

We expect that the information and telecommunications services markets will continue to attract new competitors and new technologies, possibly including alternative technologies that are more sophisticated and cost effective than our technologies. We do not typically have long-term contractual agreements with our customers, and our customers may not continue to transact business with us in the future if, among other things, any of the following occur:

•         our products and services become obsolete;

•         competitors develop products and services that are more sophisticated, efficient or cost-effective; or

•         technological advances allow our customers to satisfy their own telecommunications needs.

One of our customers accounts for a significant amount of revenues and any loss of business from that customer may hurt our financial performance and cause our stock price to decline.

Premiere Conferencing has historically relied on sales through a particular customer, IBM, for a significant portion of its revenues. Sales to that customer accounted for approximately 12% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2002, 10% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2001, and 5% of consolidated revenues from continuing operations (22% of Premiere Conferencing’s revenues) in 2000. Premiere Conferencing’s relationship with that customer may not continue at historical levels, and there is no long-term price protection for services provided to that customer. A loss in revenues from that customer or diminution in the relationship with that customer, or a decrease in average sales price without an offsetting increase in volume, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

If we fail to predict growth in our network usage and add needed capacity, the quality of our service offerings may suffer.

As network usage grows, we will need to add capacity to our hardware, software and facilities with telecommunications equipment that route telephone calls. This means that we continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers.

Our inability to efficiently utilize or renegotiate minimum purchase requirements in our long-distance telecommunications supply agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from telecommunications service providers. Contracts with some of our telecommunications service providers contain minimum purchase requirements through 2006. In addition, certain circuits that we purchase are subject to term requirements, including penalties for early termination of such circuits. The total amount of the minimum purchase requirements in 2002 was approximately $9.1 million, and we incurred metered telecommunications costs in excess of these minimums. It is possible that other suppliers may provide similar services at lower prices and we may not be able to renegotiate our current supply agreements to achieve comparable lower rates. Further, we can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under these agreements. If we are unable to obtain telecommunications services on favorable terms, or if we are required to purchase more services than we are able to utilize in running our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Software failures or errors may result in failure of our platforms and/or networks, which could result in increased costs and lead to interruptions in our services and losses of significant customers and revenue.

The software that we have developed and utilize in providing our products and services may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or product equipment, errors may be found in the software after the software goes into use. Any of these errors may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenue because of the inability of customers to use our networks or the cancellation of services by significant customers. We maintain technology errors and omissions insurance coverage of $50.0 million per policy aggregate. However, we may not be able to maintain this insurance or it may not continue to be available at reasonable prices. Even if we maintain this insurance, it may not be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.

Interruption in long distance telecommunications services could result in service interruptions and a loss of significant customers and revenue.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from long distance carriers. We do not own a transmission network. As a result, we depend on WorldCom, AT&T and other long distance carriers for transmission of our customers’ long distance calls. These long distance telecommunications services generally are procured under supply agreements with multiyear terms, some of which are subject to various early termination penalties and minimum purchase requirements. We have not experienced significant losses in the past due to interruptions of long-distance service, but we might experience these types of losses in the future.

The partial or total loss of our ability to receive or terminate telephone calls could result in service interruptions and a loss of significant customers and revenue.

We depend on local phone companies that provide local transmission services, known as local exchange carriers, for call origination and termination. The partial or total loss of the ability to receive or terminate calls could result in service interruptions and a loss of significant customers and revenue. We have not experienced significant losses in the past due to interruptions of service at terminating carriers, but we might experience these types of losses in the future.

If we have to change our network transmission provider, we could experience interruptions in our services and increased costs, which could cause us to lose customers.

We lease capacity on the WorldCom communications network to provide network connections and data transmission services. Our telecommunications agreement with WorldCom expires on December 31, 2004. Our ability to maintain network connections is dependent upon our access to transmission facilities provided by WorldCom or an alternative provider. We may not be able to continue our relationship with WorldCom beyond the terms of our current agreements and we may not be able to find an alternative provider on terms as favorable as those offered by WorldCom or on any other terms. If we have to change our network transmission provider, we could experience interruptions in our service and/or increased costs, which could adversely affect our customer relationships and customer retention.

Our inability to resolve pending billing disputes with WorldCom could result in significant costs or service disruptions.

We purchase telecommunications and other network services from WorldCom under numerous transmission agreements. Currently, we have several significant outstanding disputes with WorldCom regarding the charges billed by WorldCom under those agreements. On July 21, 2002, WorldCom and certain of its subsidiary corporations filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. The Bankruptcy Code entitles a debtor to accept or reject “executory” contracts, that is contracts where some future act remains to be done, as in the case of our agreements with WorldCom to purchase transmission and other network services. A party to a rejected contract may be entitled to damages from the debtor for breach of contract; however, such a claim would likely be an unsecured claim. No assurance can be given that we will be able to resolve our billing disputes with WorldCom, that WorldCom will accept, reject or request to renegotiate our existing agreements, or that we will be successful in asserting any rights of set-off against amounts due to us from WorldCom. If we are unable to resolve our billing dispute with WorldCom or if WorldCom rejects certain of our agreements, we could experience increased costs and/or interruptions in our service, which could adversely affect our business.

Any significant difficulty in obtaining equipment could lead to interruption in service and loss of customers and revenue, and technological obsolescence of our equipment could result in substantial capital expenditures.

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

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods.

We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. With the adoption of SFAS No. 142, we will cease to amortize approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and will be required to perform an annual impairment review thereafter. The review in 2002 resulted in an impairment of certain other intangible assets at Xpedite of approximately $3.2 million. Subsequent reviews could result in impairment write-downs to goodwill and/or other intangible assets. At December 31, 2002, the Company had $7.8 million of other intangible assets reflected on our financial statements for which amortization will continue.

We could be required to make payments in the future in connection with the sale of our Voicecom business unit.

In connection with the sale of our Voicecom business unit in March 2002, we agreed to retain certain liabilities relating to our operation of the unit prior to the closing of the transaction, including liabilities for certain taxes, contingent liabilities, litigation claims, and unknown liabilities (the “Excluded Liabilities”). As a result, we could incur a liability in the future related to the Excluded Liabilities. In addition, pursuant to the transaction, the buyer assumed or subleased substantially all of the real estate utilized in our Voicecom business. The buyer also committed to buy certain telecommunications and other services and to manage and utilize certain regulated and other assets held by our Voicecom operating subsidiaries. An affiliate of the buyer guaranteed the timely payment of a substantial portion of these Voicecom liabilities. Of the Voicecom liabilities, approximately $4.3 million represents capital leases guaranteed by us. Accordingly, in the event the buyer or buyer’s affiliate fails to make payments as required, we could be required to make significant payments in the future.

Our Articles of Incorporation and Bylaws and Georgia corporate law may inhibit a takeover, which may not be in the interests of shareholders.

There are several provisions in our Articles of Incorporation and Bylaws and Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our Board of Directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of PTEK by means of a tender offer, merger, proxy contest or otherwise. Our Articles of Incorporation also divide the Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the Board of Directors could make it more difficult for a third party to acquire control of PTEK because only one-third of the Board is up for election each year. We are also subject to provisions of the Georgia Business Corporation Code that relate to business combinations with interested shareholders, which can serve to inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our Articles of Incorporation permit our Board of Directors and the committees and individual members of the Board to consider the interests of various constituencies, including employees, customers, suppliers, and creditors, communities in which we maintain offices or operations, and other factors which they deem pertinent, in carrying out and discharging their duties and responsibilities and in determining what is believed to be our best interests.

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

We are continuing to integrate the operations of acquired businesses by attempting to eliminate duplicative and unnecessary costs. The successful integration and consolidation of the operations of acquired businesses into our operations is critical to our future performance. If we cannot successfully integrate and consolidate the operations of acquired businesses with our operations on schedule or at all, these acquisitions may not result in sufficient cost savings or economies-of-scale and operational synergies may not develop. Potential challenges to the successful integration and consolidation of the operations of acquired businesses include:

•         consolidation of service centers and work forces;

•         elimination of unnecessary costs; and

•         integration and retention of new personnel.

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

•         localization of our products and services;

•         integration of technologies, telecommunications equipment and networks;

•         cross-selling of products and services to our customer base and customer bases of acquired businesses; and

•         compliance with regulatory requirements.

Risks Related to Possible Future Acquisitions

We may decide to pursue future acquisitions and we may face risks in acquiring and integrating other businesses, products and technologies.

We may decide to pursue future acquisitions of businesses, products and technologies that we believe will complement our business. As a result, we regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to the company and investors, including:

•         difficulties in the assimilation of the operations, services, products and personnel of the acquired company;

•         the diversion of our management’s attention from other business concerns;

•         entry into markets in which we have little or no direct prior experience;

•         potentially dilutive issuances of equity securities;

•         the assumption of known and unknown liabilities; and

•         adverse financial impact from the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets.

If we fail to assimilate and retain key employees of future businesses that we acquire, it could jeopardize the success of the acquisition.

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

Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have been and expect to continue to be, subject to third party claims that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. Claims alleging patent, copyright or trademark infringement may be brought against us with respect to current or future products or services. If these types of actions or claims are brought we may not ultimately prevail and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claim, whether with or without merit, could:

•         be time consuming and a diversion to management;

•         result in costly litigation;

•         cause delays in introducing new products and services or enhancements,

•         result in costly royalty or licensing agreements; or

•         cause us to discontinue use of the challenged technology, tradename or service mark at potentially significant expense associated with the marketing of a new name or the development or purchase of replacement technology.

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

Prior to its acquisition by us, Xpedite received a letter from Cable & Wireless, Inc. informing Xpedite that Cable & Wireless had received a demand letter from AudioFAX claiming that some Cable & Wireless products and services infringed AudioFAX’s patent rights. Cable & Wireless initially sought indemnification from Xpedite for this claim. Subsequent to our acquisition of Xpedite, Cable & Wireless notified us of the AudioFAX claim and sought indemnification directly from us. In 1999, Xpedite received an additional letter from Cable & Wireless informing Xpedite of the existence of one of their patents and the potential applicability of that patent on Xpedite’s products and services. In December 2000, we entered into a settlement agreement with Cable & Wireless settling all disputes over the indemnification claim and potential applicability of their patent to our products and services.

We have received letters from Ronald A. Katz Technology Licensing, L.P. (“Katz”), Aerotel Limited/Aerotel USA, Inc. and Nortel Networks, Inc., informing us of the existence of their respective patents or patent portfolios and the potential applicability of those patents on our products and services. We are currently considering each of these matters. Due to the inherent uncertainties of litigation, however, we are unable to predict the outcome of any potential litigation, and any adverse outcome could have a material effect on our business, financial condition and results of operations. Even if we were to prevail in this type of challenge, our business could be adversely affected by the diversion of management attention and litigation costs.

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

In March 1999, Aspect Telecommunications, Inc. (“Aspect”), the purported owner of certain patents, filed suit against the Company and PCI alleging that they had violated claims in these patents and requesting damages and injunctive relief. In the fourth quarter of 1999, the Company and PCI entered into a settlement agreement with Aspect, which settled and disposed of Aspect’s claims in this litigation. This settlement did not and will not have a material adverse effect on the Company’s business, financial condition or results of operations.

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

For detailed descriptions of our material pending litigation, see Item 3— “Legal Proceedings.”

Our pending shareholder litigation in the United States District Court for the Northern District of Georgia could be costly, time consuming and a diversion to management and, if adversely determined, could result in substantial liabilities.

A lawsuit was filed on November 4, 1998 against us, as well as individual defendants Boland T. Jones, Patrick G. Jones, George W. Baker, Sr., Eduard J. Mayer and Raymond H. Pirtle, Jr. in the Southern District of New York. Plaintiffs were shareholders of Xpedite who acquired our common stock as a result of the merger between Premiere and Xpedite in February 1998. Plaintiffs’ allegations are based on the representations and warranties made by us in the prospectus and the registration statement related to the merger, the merger agreement and other documents incorporated by reference, regarding our acquisitions of Voice-Tel and VoiceCom Systems, our roll-out of Orchestrate, our relationship with customers Amway Corporation and DigiTEC 2000, and our 800- based calling card service. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, and against the individual defendants for violation of Section 15 of the Securities Act of 1933. Plaintiffs seek undisclosed damages together with pre- and post- judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. The defendants filed an answer on March 30, 2000. On January 22, 2002, the Court ordered the parties to mediate. The parties did so on February 8, 2002. On October 17, 2002, the Defendants filed a Motion for Summary Judgment and a Motion in Limine to exclude the testimony of the Plaintiffs’ expert. Both motions are pending. Due to the inherent uncertainties of the litigation process and the judicial system, we cannot predict the outcome of this litigation.

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

Currently, there are few laws or regulations directed specifically at electronic commerce and the Internet. However, because of the Internet’s popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as collection and use of data from Web site visitors, privacy,, e-mail, network and information security, “spamming,” pricing, content, copyrights and other intellectual property, changes in telecommunications regulations, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet, which could impede the growth of our Web-enabled products and services and place additional financial burdens on our business in order to comply with new laws and regulations.

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

Our failure to comply with various government regulations related to traditional telephone service providers could impair our ability to deliver our products and services.

One of our subsidiaries, PCI, provides regulated long distance telecommunications services and is subject to regulation by the FCC and by various state public service and public utility commissions. PCI is, and our other subsidiaries may be, affected by regulatory decisions, trends and policies made by these agencies. In addition, various international authorities may also seek to regulate, or to impose requirements with respect to, the services provided by PCI or our other subsidiaries. If PCI fails to comply with these various government regulations, or if our other subsidiaries were required to submit to the jurisdiction of such government authorities, we could be prohibited from providing portions of our services or we could be subject to fines, forfeitures or other penalties for noncompliance.

We use reasonable efforts to ensure that PCI’s operations comply with regulatory requirements. PCI, however, may not be currently in compliance with all FCC and state regulatory requirements. Furthermore, PCI’s facilities do not prevent its customers from making long distance calls in any state, including states in which it currently is not authorized to provide intrastate telecommunications services. PCI’s provision of long distance telecommunications services in states where it is not in compliance with public utility commission requirements could result in prohibitions on providing long distance service and subject us to fines, forfeitures or other penalties for noncompliance.

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

Recently enacted and proposed changes in securities laws and regulations are likely to increase our costs.

The Sarbanes-Oxley Act of 2002, which became law in July 2002, has resulted in changes in some of our corporate governance and securities disclosures and compliance practices. That Act also requires the SEC to promulgate new rules on a variety of subjects, in addition to final rules and rule proposals already made, and Nasdaq has proposed revisions to its requirements for companies whose securities are quoted on Nasdaq. We expect these developments to increase our legal compliance costs, and to make some activities more time-consuming. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of the additional costs we may incur as a result.

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

Our ability to achieve future success will depend in part on the expansion of our international operations. There are difficulties and risks inherent in doing business on an international level that could prevent us from selling our products and services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

•         burdensome regulatory requirements and unexpected changes in these requirements;

•         export restrictions and controls relating to technology;

•         tariffs and other trade barriers;

•         difficulties in staffing and managing international operations;

•         longer payment cycles;

•         problems in collecting accounts receivable;

•         political and economic instability;

•         fluctuations in currency exchange rates;

•         seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•         potentially adverse tax consequences.

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

At December 31, 2002, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company’s fixed rate convertible subordinated notes outstanding at December 31, 2002 and 2001, by $17.7 million and $22.2 million, respectively.

Approximately 33.0% and 32.7% of the Company’s sales from continuing operations and 33.2% and 19.2% of its operating costs and expenses from continuing operations were transacted in foreign currencies in 2002 and 2001, respectively. As a result, fluctuations in exchange rates impact the amount of the Company’s reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for 2002 and 2001 by approximately $11.2 million and $10.8 million and operating expenses for 2002 and 2001 by approximately $10.5 million and $9.8 million, respectively. Historically, the Company’s principal exposure has been related to local currency sales, operating costs and expenses in Europe and Asia (principally the United Kingdom, Germany and Japan). The Company has not used derivatives to manage foreign currency exchange risk and no foreign currency exchange derivatives were outstanding at December 31, 2002.

Item 8.             Financial Statements and Supplementary Data

PTEK Holdings, Inc. and Subsidiaries Index to Consolidated Financial Statements

Report of Independent Accountants

To the Board of Directors and Shareholders of PTEK Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, and cash flows present fairly, in all material respects, the financial position of PTEK Holdings, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142 on January 1, 2002.

/s/ PricewaterhouseCoopers LLP
Atlanta, Georgia March 27, 2003

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2002 and 2001
(in thousands, except share data)

	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$68,777	$48,023
Marketable securities, available for sale	641	1,477
Accounts receivable (less allowances of $7,074 and $8,278, respectively)	51,909	58,613
Federal income tax receivable	—	9,208
Prepaid expenses and other current assets	8,872	7,982
Deferred income taxes, net	15,801	13,743

Total current assets	146,000	139,046

PROPERTY AND EQUIPMENT, NET	63,148	91,349

OTHER ASSETS
Goodwill, net of amortization	123,066	123,066
Intangibles, net of amortization	7,802	21,880
Deferred income taxes, net	6,648	6,923
Notes receivable-employees	2,083	—
Other assets	3,346	4,174

	$352,093	$386,438

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$37,110	$56,862
Deferred revenue	—	452
Accrued taxes	8,250	16,031
Accrued expenses	32,319	42,733
Current maturities of long-term debt and capital lease obligations	4,320	6,124
Accrued restructuring costs	1,898	3,728

Total current liabilities	83,897	125,930

LONG-TERM LIABILITIES
Convertible subordinated notes	172,500	172,500
Long-term debt and capital lease obligations	3,407	8,552
Accrued expenses	7,951	424

Total long-term liabilities	183,858	181,476

COMMITMENTS AND CONTINGENCIES (Note 20)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 58,733,628 and 56,984,575 shares issued in 2002 and 2001, respectively, and 53,540,828 and 53,584,639 shares outstanding in 2002 and 2001, respectively	587	569
Unrealized gain on marketable securities, available for sale	276	722
Additional paid-in capital	603,883	597,885
Unearned restricted share compensation	(1,913)	(3,860)
Treasury stock, at cost (5,192,800 and 3,399,936 shares for 2002 and 2001, respectively)	(22,112)	(15,494)
Notes receivable, shareholder	(5,042)	(4,593)
Cumulative translation adjustment	(2,810)	(5,775)
Accumulated deficit	(488,531)	(490,422)

Total shareholders’ equity	84,338	79,032

	$352,093	$386,438

Accompanying notes are integral to these consolidated financial statements

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2002, 2001 and 2000
(in thousands, except share and per share data)

	2002	2001	2000

Revenues	$341,253	$330,416	$303,244
Telecommunications Costs	64,765	72,953	82,964

Gross Profit	276,488	257,463	220,280

Direct Operating Costs	52,898	52,323	43,079

Contribution Margin	223,590	205,140	177,201

Operating Expenses
Selling and marketing	88,970	75,494	67,889
General and administrative	55,845	58,291	47,545
Research and development	7,236	11,073	8,598
Depreciation	21,526	20,707	19,791
Amortization	10,876	88,553	90,227
Restructuring costs	1,834	4,608	(61)
Asset impairments	3,202	100,796	800
Equity based compensation	1,871	20,429	2,102
Net legal settlements and related expenses	7,325	2,331	(1,484)

Total operating expenses	198,685	382,282	235,407

Operating Income (Loss)	24,905	(177,142)	(58,206)

Other (Expense) Income
Interest expense	(11,510)	(11,544)	(11,324)
Interest income	1,482	647	938
Gain on sale of marketable securities	930	2,971	59,734
Asset impairment and obligations - investments	—	(31,695)	(14,984)
Amortization of goodwill - equity investments	—	(1,612)	(4,930)
Other, net	(8)	(2,626)	136

Total other (expense) income	(9,106)	(43,859)	29,570

Income (Loss) From Continuing Operations Before Income Taxes	15,799	(221,001)	(28,636)
Income Tax Expense (Benefit)	1,376	(11,343)	17,966

Income (Loss) from Continuing Operations	$14,423	$(209,658)	$(46,602)

Discontinued Operation:
Loss from operations of Voicecom (including loss on disposal of $10,343 in 2002)	(16,172)	(53,162)	(18,993)
Income tax benefit	(3,640)	(20,700)	(6,729)

Loss on discontinued operations	(12,532)	(32,462)	(12,264)

Net Income (Loss)	$1,891	$(242,120)	$(58,866)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.27	$(4.19)	$(0.97)
Discontinued operations	(0.23)	(0.65)	(0.25)

Net income (loss)	$0.04	$(4.84)	$(1.22)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.26	$(4.19)	$(0.97)
Discontinued operations	(0.23)	(0.65)	(0.25)

Net income (loss)	$0.03	$(4.84)	$(1.22)

Weighted Average Shares Outstanding:
Basic	53,550	49,998	48,106

Diluted	56,262	49,998	48,106

Accompanying notes are integral to these consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Note Receivable Shareholder	Treasury Stock	Accumulated Deficit	Unrealized Gain on Marketable Securities	Unearned Restricted Share Compensation	Cumulative Translation Adjustment	Total Shareholders’ Equity

BALANCE, December 31, 1999	$481	$570,054	$(1,047)	$(9,133)	$(189,436)	$50,774	$—	$527	$422,220

Comprehensive Loss:
Net loss	—	—	—	—	(58,866)	—	—	—	(58,866)
Translation adjustments	—	—	—	—	—	—	—	(6,890)	(6,890)
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(48,458)	—	—	(48,458)

Comprehensive Loss									(114,214)

Issuance of common stock:
Exercise of stock options	24	6,869	—	—	—	—	—	—	6,893
Treasury stock purchase	—	—	—	(3,265)	—	—	—	—	(3,265)
401K plan match	3	1,605	—	—	—	—	—	—	1,608
Employee stock purchase plan	5	1,373	—	—	—	—	—	—	1,378
Income tax benefit from exercise of stock options	—	1,573	—	—	—	—	—	—	1,573
Issuance of shareholder note receivable	—	—	(2,787)	—	—	—	—	—	(2,787)

BALANCE, December 31, 2000	$513	$581,474	$(3,834)	$(12,398)	$(248,302)	$2,316	$—	$(6,363)	$313,406

Comprehensive Loss:
Net loss	—	—	—	—	(242,120)	—	—	—	(242,120)
Translation adjustments	—	—	—	—	—	—	—	588	588
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(1,594)	—	—	(1,594)

Comprehensive Loss									(243,126)

Issuance of common stock:
Exercise of stock options	1	10	—	—	—	—	—	—	11
Treasury stock purchase	—		—	(3,096)	—	—	—	—	(3,096)
401K plan match	11	1,584	—	—	—	—	—	—	1,595
Employee stock purchase plan	5	794	—	—	—	—	—	—	799
Restricted stock issued	38	11,316	—	—	—	—	(3,860)	—	7,494
Stock options issued for severance	—	1,871	—	—	—	—	—	—	1,871
Stock options and warrants for service		568	—	—	—	—	—	—	568
Stock issued for accrued legal settlement	1	268	—	—	—	—	—	—	269
Issuance of shareholder note receivable	—	—	(759)	—	—	—	—	—	(759)

BALANCE, December 31, 2001	$569	$597,885	$(4,593)	$(15,494)	$(490,422)	$722	$(3,860)	$(5,775)	$79,032

Comprehensive Income:
Net income	—	—	—	—	1,891	—	—	—	1,891
Translation adjustments	—	—	—	—	—	—	—	2,965	2,965
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(446)	—	—	(446)

Comprehensive Income									4,410

Issuance of common stock:
Exercise of stock options	5	289	—	—	—	—	—	—	294
Treasury stock purchase	—	—	—	(6,618)	—	—	—	—	(6,618)
401K plan match	4	1,625	—	—	—	—	—	—	1,629
Employee stock purchase plan	4	904	—	—	—	—	—	—	908
Restricted stock issued	2	825	—	—	—	—	(95)	—	732
Stock issued for legal settlement	3	1,307	—	—	—	—	—	—	1,310
Restricted stock cancelled	(0)	(171)	—	—	—	—	171	—	—
Stock compensation in exchange for services	—	10	—	—	—	—	—	—	10
Stock compensation expense	—	—	—	—	—	—	1,871	—	1,871
Income tax benefit from exercise of stock options	—	1,209	—	—	—	—	—	—	1,209
Interest related to shareholder note receivable	—	—	(449)	—	—	—	—	—	(449)

BALANCE, December 31, 2002	$587	$603,883	$(5,042)	$(22,112)	$(488,531)	$276	$(1,913)	$(2,810)	$84,338

Accompanying notes are integral to these consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2002, 2001 and 2000
(in thousands)

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,891	$(242,120)	$(58,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operation	12,532	32,462	12,264
Depreciation	21,526	20,707	19,791
Amortization	10,876	88,553	90,227
Gain on sale of marketable securities, available for sale	(930)	(2,971)	(59,734)
Non-cash legal settlements and related expenses, net	1,310	718	10,516
Deferred income taxes	2,516	(25,241)	(9,207)
Restructuring costs, net	(1,074)	1,669	(4,555)
Equity based compensation	1,871	20,429	2,102
Asset impairments	3,202	100,796	800
Asset impairment and obligations – investments	—	31,695	14,984
Amortization of goodwill – investments	—	1,612	4,930
Federal income tax receivable	—	(9,208)	—
Changes in assets and liabilities:
Accounts receivable, net	(2,365)	6,434	(4,556)
Prepaid expenses and other	3,605	2,879	4,548
Accounts payable and accrued expenses	(17,716)	620	(15,741)

Total adjustments	35,353	271,154	66,369

Net cash provided by operating activities from continuing operations	37,244	29,034	7,503

Net cash (used in) provided by operating activities from discontinued operations	(5,804)	31,871	10,426

Net cash provided by operating activities	31,440	60,905	17,929

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,760)	(25,628)	(22,830)
Proceeds from sale of discontinued operation	7,248	—	—
Sale of marketable securities	1,038	5,196	62,844
Acquisitions	(701)	(5,828)	(2,487)
Investments	—	(3,791)	(33,806)
Other	—	(2,497)	(78)

Net cash (used in) provided by investing activities from continuing operations	(6,175)	(32,548)	3,643

Net cash used in investing activities from discontinued operations	(155)	(2,857)	(10,109)

Net cash used in investing activities	(6,330)	(35,405)	(6,466)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(3,587)	(996)	(1,457)
Proceeds from long term borrowing arrangements	4,000	6,500	—
Purchase of treasury stock, at cost	(6,618)	(3,096)	(3,265)
Exercise of stock options	294	11	6,894
Issuance of shareholder note receivable	—	(759)	(2,787)

Net cash (used in) provided by financing activities from continuing operations	(5,911)	1,660	(615)

Net cash used in financing activities from discontinued operations	(1,086)	(1,964)	(1,779)

Net cash used in financing activities	(6,997)	(304)	(2,394)

Effect of exchange rate changes on cash and equivalents	2,641	(164)	(1,444)

NET INCREASE IN CASH AND EQUIVALENTS	20,754	25,032	7,625
CASH AND CASH EQUIVALENTS, beginning of period	48,023	22,991	15,366

CASH AND CASH EQUIVALENTS, end of period	$68,777	$48,023	$22,991

Accompanying notes are integral to these consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         THE COMPANY AND ITS BUSINESS

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the “Company” or “PTEK”), is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, including e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two decentralized operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Through a series of acquisitions from April 1998 through September 1999, PTEK assembled a suite of communications and data services, an international private data network and points-of-presence in regions covering North America, Asia/Pacific and Europe. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale of substantially all its assets, effective March 26, 2002. Voicecom offered a suite of integrated communications solutions, including voice messaging, interactive voice response services and unified communications.

2.         SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Financial statement line items that include significant estimates consist of goodwill, net; intangibles, net; restructuring costs; tax accounts and the allowance for uncollectible accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

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

Marketable Securities, Available for Sale

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date. At December 31, 2002 and 2001, investments consisted primarily of common stock. Management considers all such investments as “available for sale.” Common stock investments are carried at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related income tax effect are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

Investments

The Company has made investments in various companies that were engaged in emerging technologies related to the Internet through its investment arm, PtekVentures. During 2001, market conditions declined for the

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

non-public companies in the PtekVentures portfolio, with certain of these companies filing for bankruptcy and subsequently being liquidated. Accordingly, the Company decided to exit the venture business and cease future funding in its portfolio companies. Either the cost or equity method was used to account for these investments in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Based on the Company’s ownership interest, the consolidation method was not used for any investments.

Cost Method

The cost method of accounting was used for any investment in which the Company owned less than 20% and did not exercise significant influence. Significant influence is generally determined by, but not limited to, representation on the affiliate’s Board of Directors, voting rights associated with the Company’s holdings in common, preferred and other convertible instruments in the affiliate, and any legal obligations. As there was no quoted market price for these investments and the Company owned less than 20%, the investment was carried at cost unless circumstances suggest that an impairment should have been recognized.

Equity Method

Affiliated companies in which the Company owned 50% or less of the equity ownership, but over which significant influence was exercised, were accounted for using the equity method of accounting. The amount by which the Company’s investment exceeded its share of the underlying net assets was considered to be goodwill, and was amortized over a three-year period.

Accounts Receivable

Included in accounts receivable at December 31, 2002 was earned but unbilled revenue of approximately $1.9 million at Premiere Conferencing, which results from weekly cycle billing that was implemented during the third quarter of 2002. Earned but unbilled revenue is billed within thirty days. Bad debt expense was approximately $5.1 million, $6.1 million and $1.3 million in 2002, 2001 and 2000, respectively.

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

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings at Xpedite and costs incurred to implement a new billing system at Premiere Conferencing are being capitalized. For the twelve months ended December 31, 2002 the Company capitalized approximately $2.9 million related to these projects. There were no costs capitalized for the comparable periods in 2001. These capitalized costs are being amortized on a straight line basis over the estimated life of the related software, not to exceed three years. Amortization expense recorded for phases completed for the twelve months ended December 31, 2002 was approximately $0.3 million.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and has historically been amortized using the straight-line method over various lives up to 7 years. With the adoption of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which became effective January 1, 2002, the Company no longer records amortization expense associated with goodwill, but instead goodwill is subject to a periodic impairment assessment by applying a fair value based test. This analysis was completed for the year ended December 31, 2002 and no impairment was identified.

The Company amortized the goodwill of its non-public equity investments in its PtekVentures’ portfolio over a three-year useful life until the second quarter of 2001, at which time the Company wrote off the remaining carrying value of such investments. The amortization is included in “Amortization of goodwill equity investments” and the write off is included in “Asset impairment and obligation investments” in the accompanying consolidated statements of operations. See Note 6—“Investments.”

Valuation of Long-Lived Assets

Management evaluates the carrying values of long-lived assets when significant adverse changes in the economic value of these assets requires an analysis, including property and equipment and other intangible assets. Effective in January 2002, with the adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS No. 144”) a long lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. Prior to adopting FAS No. 144, a long-lived asset was considered impaired when undiscounted cash flows or fair value, whichever was more readily determinable, to be realized from such asset was less than its carrying value. In that event, a loss was determined based on the amount the carrying value exceeded the discounted cash flows or fair value of such asset. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued. See Note 12—“Asset Impairments.”

Equity Based Compensation Plans

The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for awards (other than restricted share awards) issued under the Company’s stock based compensation plans where the exercise price of such award is equal to the market price of the underlying common stock at the date of grant. The Company provides the additional disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted the disclosure only provision of SFAS No. 123. Had compensation expense for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

	2002	2001	2000

Net income (loss):
As reported	$1,891	$(242,120)	$(58,866)
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,642)	(11,256)	(18,122)

Pro forma	$(2,751)	$(253,376)	$(76,988)
Basic net income (loss) per share:
As reported	$0.27	$(4.84)	$(1.22)
Pro forma	$(0.05)	$(5.07)	$(1.60)
Diluted net income (loss) per share:
As reported	$0.26	$(4.84)	$(1.22)
Pro forma	$(0.05)	$(5.07)	$(1.60)

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	2002	2001	2000

Risk-free interest rate	3.95%	4.18%	5.13-5.61%
Dividend yield	0%	0%	0%
Volatility factor	76%	90%	99%
Weighted average expected life	3.95 years	3.79 years	3.75 years

The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years.

Revenue Recognition

The Company recognizes revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees, usage fees generally based on per minute or transaction rates, and service initiation fees. Unbilled revenue consists of earned but unbilled revenue which results from the weekly billing cycle that was implemented at the Premiere Conferencing operating segment during the third quarter of 2002. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A and 101B.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business other changing facts and circumstances may impact the Company’s ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact its financial condition and results of operations.

Basic and Diluted Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2002 and 2001, are considered contingently returnable until the restrictions lapse and are not included in the basic net income (loss) per share calculation until the shares are vested. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, unvested restricted shares and stock options are all potentially dilutive securities during 2002. For the twelve months ended December 31, 2002, the difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options and the unvested restricted shares, computed as follows:

December 31, 2002

Total weighted-average shares outstanding – Basic	53,550,029
Add common stock equivalents:
Stock options	1,633,347
Unvested restricted shares	1,078,909

Total weighted-average shares outstanding – Diluted	56,262,285

For the twelve months ended December 31, 2001, the Company’s convertible subordinated notes and stock options were potentially dilutive securities, but these securities were antidilutive due to the Company’s net loss and, therefore, are not included in the diluted per share calculation. Such potentially dilutive securities as of December 31, 2001 were 5.2 million, 1.2 million and 10.3 million shares related to convertible subordinated notes, unvested restricted shares and stock options outstanding, respectively.

Foreign Currency Translation

The assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders’ equity.

Treasury Stock

Treasury stock transactions are recorded at cost.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

available-for-sale marketable securities represent the Company’s components of other comprehensive income (loss) at December 31, 2002 and 2001. For the years ended December 31, 2002, 2001 and 2000, total comprehensive income (loss) was approximately $4.4 million, $(243.1) million and $(114.2) million, respectively.

New Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of December 31, 2002. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 9—“Discounted Operations.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2—”Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS No. 146), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (EITF 94-3). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company will be required to adopt SFAS No. 146 for the fiscal year beginning January 1, 2003, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (SFAS No. 4), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company will be required to adopt SFAS No. 145 for the fiscal year beginning January 1, 2003, and is currently evaluating this standard and the impact it will have on the consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long- Lived Assets” (“SFAS No. 144”). SFAS No. 144 establishes accounting and reporting standards for the impairment and disposition of long- lived assets, and is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 for the fiscal year beginning January 1, 2002.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 142”). It addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 for the fiscal year beginning January 1, 2002.

In June 2001, the FASB issued SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The Company’s required adoption date is January 1, 2002. Adoption of SFAS No. 142 will have a material effect on the Company’s results of operations due to the cessation of goodwill amortization on January 1, 2002. The balance of goodwill is $123.1 million as of December 31, 2002 and 2001. The Company adopted SFAS No. 142 for the fiscal year beginning January 1, 2002.

Reclassifications

Certain prior year amounts in the Company’s consolidated financial statements have been reclassified to conform to the 2002 presentation.

On January 1, 2001, management responsibility for international conferencing services was transferred from Xpedite to Premiere Conferencing. Prior to that date, these international revenues were reported in the Xpedite operating segment. The revenues of the Australian operations of Voicecom that were retained in conjunction with the sale of this operating segment are reported in the international results of Xpedite effective January 1, 2002. In order to report comparable operating segment financial results, certain financial information for years prior to 2001 has been reclassified. Overall these reclassifications did not have a material impact on the financial results of the operating segments for the periods presented.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.         EXCLUSION OF SFAS NO. 142 AMORTIZATION

Effective January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be subject to amortization, but instead be subject to a periodic impairment by applying a fair value based test. The balance of goodwill was $123.1 million as of December 31, 2002 and 2001. During the fourth quarter of 2002, a third party valuation was obtained and the Company determined there was no impairment of these assets as of December 31, 2002. Exclusive of SFAS No. 142 amortization, basic and diluted net income (loss) per share for the twelve months ended December 31, 2002, 2001 and 2000 would have been (in thousands, except per share data):

	Twelve Months Ended

	December 31, 2002	December 31, 2001	December 31, 2000

Adjusted net income (loss):
Income (loss) from continuing operations	$14,423	$(209,658)	$(46,602)
Add goodwill amortization for Xpedite	—	57,430	57,468
Add goodwill amortization for Premiere Conferencing	—	7,658	7,592

Adjusted income (loss) from continuing operations	$14,423	$(144,570)	$18,458

Add goodwill amortization for Voicecom	—	2,277	3,002
Loss from discontinued operations	(12,532)	(32,462)	(12,264)

Adjusted net income (loss)	$1,891	$(174,755)	$9,196

	Twelve Months Ended

	December 31, 2002	December 31, 2001	December 31, 2000

Adjusted basic net income (loss) per share:
Income (loss) from continuing operations	$0.27	$(4.19)	$(0.97)
Add goodwill amortization for Xpedite	—	1.15	1.19
Add goodwill amortization for Premiere Conferencing	—	0.15	0.16

Adjusted income (loss) from continuing operations	$0.27	$(2.89)	$0.38

Add goodwill amortization for Voicecom	—	0.05	0.06
Loss from discontinued operations	(0.23)	(0.66)	(0.25)

Adjusted basic net income (loss) per share	$0.04	$(3.50)	$0.19

Adjusted diluted net income (loss) per share:

Income (loss) from continuing operations	$0.26	$(4.19)	$(0.97)

Add goodwill amortization for Xpedite	—	1.15	1.19
Add goodwill amortization for Premiere Conferencing	—	0.15	0.16

Adjusted income (loss) from continuing operations	$0.26	$(2.89)	$0.38

Add goodwill amortization for Voicecom	—	0.05	0.06
Loss from discontinued operations	(0.23)	(0.66)	(0.25)

Adjusted diluted net income (loss) per share	$0.03	$(3.50)	$0.19

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.         RESTRUCTURING COSTS

Consolidated restructuring costs for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 1999	2000 Charge To Continuing Operations	Payments Incurred	Reversal of Accrued Costs	Accrued Costs at December 31, 2000	2001 Charge To Continuing Operations	2001 Charges to Discontinued Operations

Accrued restructuring costs:
Severance and exit costs	$5,616	$197	$(4,474)	$(641)	$698	$4,426	$4,417
Contractual obligations	—	290	—	—	290	241	1,515
Other	82	93	(82)	—	93	125	97

Total Restructuring costs	$5,698	580	$(4,556)	$(641)	$1,081	$4,792	$6,029

Reversal of charge		$(641)				$(184)	—

Restructuring costs – statement of operations		$(61)				$4,608	$6,029

Consolidated	Payments Incurred	Non Cash Costs	Reversal of Accrued Costs	Accrued Costs at December 31, 2001	2002 Charge To Continuing Operations	Payments Incurred	Accrued Costs at December 31, 2002

Accrued restructuring costs:
Severance and exit costs.	$(4,814)	$(2,059)	$—	$2,668	$1,561	$(2,833)	$1,396
Contractual obligations	(663)	(386)	(109)	888	—	(668)	220
Other	(65)	(3)	(75)	172	273	(163)	282

Total Restructuring costs.	$(5,542)	$(2,448)	$(184)	$3,728	$1,834	$(3,664)	$1,898

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to shrink headcount and reduce sales and administration costs. The plan called for the reduction of 54 and 5 employees at Xpedite and the Holding Company, respectively. The combined costs associated with the restructuring plan are $1.5 million, of which $0.3 million was paid in 2002. Of the remaining balance, $0.8 million, $0.3 million and $0.1 million will be paid in 2003, 2004 and 2005, respectively. Virtually all costs will be paid in cash. Also, in the fourth quarter of 2002 Xpedite decided to exit the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. The costs associated with exiting this business of $0.3 million are primarily non-cash and represent the loss on disposal of the voice messaging assets.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realignment of Workforce and Facilities – Fourth Quarter 2001

Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel were notified during the fourth quarter of 2001. The plan eliminated, through involuntary separation, approximately 120 non-sales force employees in both Voicecom and Xpedite and eliminated 143 network equipment sites in the Voicecom operating segment. The overall management plan allowed for reinvesting these cost savings into additional sales force employees in order to stabilize the decline in revenues in both operation segments. Accordingly, the Company accrued restructuring costs of approximately $4.1 million associated with this plan commitment. Cash payments in 2002 and 2001 associated with this plan were $2.1 million and $1.0 million, respectively. The Company expects to incur $0.4 million of additional cash payments in 2003 to satisfy this plan obligation. Of the $4.1 million of costs associated with this plan, approximately $0.7 million of non-cash charges were incurred for severance cost obligations paid through immediately vested stock options issued below market price on the date of grant. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital. The remaining costs at December 31, 2002 and 2001 were $0.4 million and $2.4 million, respectively.

Realignment of Workforce and Facilities – Second Quarter 2001

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at the Holding Company, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The plan eliminated, through involuntary separation, approximately 168 non-sales force employees and allowed the Company to exit duplicative facilities in the Voicecom business segment. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur a total of approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $0.8 million and $3.8 million of these cash payments were made by December 31, 2002 and 2001, respectively, and were primarily related to severance and exit cost activities. The remaining cash payments are associated with severance costs, exit costs and contractual obligations are expected to be paid in 2003. Approximately $1.7 million of non-cash charges recorded in 2001 are related to certain executive management severance costs from employee stock option modifications and forgiveness of employee notes receivables. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital. The remaining costs at December 31, 2002 and 2001 were approximately $40,000 and $1.2 million, respectively.

Exit from Asia Real-Time Fax and Telex Business

During the fourth quarter of 2000, the Company recorded a charge of $0.6 million for costs associated with Xpedite’s decision to exit its legacy real-time fax and telex business in Asia. This service depended on significant price disparities between regulated incumbent telecommunications carriers and Xpedite’s cost of delivery over its fixed-cost network. With the deregulation of most Asian telecommunications markets, Xpedite’s cost advantage dissipated, and the Company decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The $0.6 million charge included contractual and other obligations totaling $0.4 million and severance costs of $0.2 million. During 2001, the Company paid the remaining severance obligations planned for and does not expect any further payments.

Decentralization of Company

In the third quarter of 1999, the Company recorded restructuring, merger costs and other special charges of approximately $8.2 million in connection with its reorganization from the two EES (Emerging Enterprise Solutions) and CES (Corporate Enterprise Solutions) operating units into three operating business units, a retail calling card business, and a holding company. The $8.2 million charge was comprised of $7.3 million of severance and exit costs, $0.7 million of lease termination costs and $0.2 million of facility exit costs. The decentralization plan of the Company was completed and all payments were made during 2000.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization of Company into EES and CES Business Groups

In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focused on specific groups of customers. The balance of severance and exit costs at December 31, 2002, 2001 and 2000 of $0.0 million, $0.1 million and $0.6 million, respectively, represents remaining severance reserve for a former executive manager. Cash severance payments in 2002 and 2001 were $0.1 million and $0.5 million. The Company paid the remaining severance obligations during 2002 and does not expect any future payments.

5.         MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available for sale at December 31, 2002 and 2001 are principally common stock investments carried at fair value based on quoted market prices.

The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the years ended December 31, 2002 and 2001 (in thousands):

	Cost	Gross Unrealized Gains	Fair Value	Proceeds From Sale	Gross Realized Gains/ (Losses)

2002
WebMD Corporation	$192	$449	$641	$1,038	$930

2001
WebMD Corporation	$300	$1,174	$1,474	$1,777	$1,496
S1 Corporation	—	—	—	1,191	751
WebEx, Inc.	—	—	—	2,228	724
Other equity securities	3	—	3	—	—

	$303	$1,174	$1,477	$5,196	$2,971

During 2002, the Company sold 133,857 shares of its investment in WebMD for aggregate proceeds less commissions of approximately $0.9 million. At December 31, 2002, the Company held 75,000 shares of WebMD.

During 2001, the Company sold 200,000 shares of its investment in WebMD, 88,596 shares of its investment in S1 Corporation and 120,000 shares of its investment in WebEx, Inc. for aggregate proceeds less commissions of approximately $5.2 million. At December 31, 2001, the Company held 208,857 shares of WebMD.

6.         INVESTMENTS

The following summarizes the principal components of investments at December 31, 2001 (in thousands):

	Equity	Cost	Total

Balance, December 31, 2000	$14,681	$12,385	$27,066
Investments	3,186	1,505	4,691
Amortization	(1,612)	—	(1,612)
Impairment	(16,255)	(12,941)	(29,196)
Sale	—	(949)	(949)

Balance, December 31, 2001	$—	$—	$—

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company continually evaluated the carrying value of its ownership interests in non-public investments in the PtekVentures portfolio for possible impairment that was “other than temporary” based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considered include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an “other than temporary” decline in the carrying value of the investment has occurred. Many Internet based businesses experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believed were necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2000 and 2001. During 2001, market conditions declined for the non-public companies in the PtekVentures portfolio, with certain of these companies filing for bankruptcy and subsequently being liquidated. The remaining portfolio companies’ financial performance and updated financial forecasts for the near term led management to the conclusion that there was an “other than temporary” decline in the carrying value of these companies. Accordingly, the Company decided to exit the venture business and cease future funding in its portfolio companies. As a result, the Company recorded an impairment charge of approximately $29.2 million during the second quarter of 2001 for the remaining carrying value of its non-public company investment portfolio. During 2000, the Company made similar evaluations of the portfolio companies and recorded approximately $15.0 million in impairments.

During the first quarter of 2001 and the latter half of 2000, the Company amortized goodwill created by investments that were accounted for under the equity method of accounting. The amount by which the Company’s investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period. Amortization related to equity investments totaled $1.6 million and $4.9 million in 2001 and 2000, respectively, and is included in the Consolidated Statements of Operations as “Amortization of goodwill-equity investments.” The decline in amortization in 2001 is the result of full impairments to these investments during the second quarter of 2001.

Further, during the fourth quarter of 2001, one of the portfolio companies that was previously impaired defaulted on its credit facility and lease obligation. The Company had provided a standby letter of credit on this credit facility and is a guarantor of the lease obligation. Accordingly, an obligation expense for these guarantees in the entire amount of $2.5 million was recorded at December 31, 2001. During the first quarter of 2002, the Company paid its commitment on the standby letter of credit in the amount of $0.5 million. See Note 20, “Commitments and Contingencies.”

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

7.         SALE OF RETAIL CALLING CARD REVENUE BASE

Effective August 1, 2000, the Company sold its Retail Calling Card operating segment’s revenue base to Telecare, Inc. (“Telecare”). The sale was valued at approximately $6.5 million and was financed by the Company in

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the form of two promissory notes with recourse to Telecare. The Company had extended the due date of the notes during the second half of 2001 until Telecare could obtain third party financing.

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

8.         STRATEGIC ALLIANCE CONTRACT

In November 1996, the Company entered into a strategic alliance agreement with WorldCom, the second largest long-distance carrier in the United States. Under the agreement, WorldCom was required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephone products for a period of at least 25 years. In connection with this agreement, the Company issued to WorldCom 2,050,000 shares of common stock valued at approximately $25.2 million (based on the average closing price of the Company’s shares for the five days through the effective date of the transaction, adjusted in consideration of the restrictions placed upon the shares), and paid WorldCom approximately $4.7 million in cash.

In the fourth quarter of 1998, the Company recorded a non-cash charge of $13.9 million to write-down the value of its strategic alliance intangible asset with WorldCom. This charge was required based upon management’s evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the WorldCom strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, The Company recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the write-down.

In the second quarter of 2000, the Company expensed the remaining balance of the strategic alliance intangible asset as a result of the Company’s favorable settlement of a contractual dispute with WorldCom. As part of the settlement, the Company received $12.0 million in cash for terminating the strategic alliance contract with WorldCom. Accordingly, the Company expensed the net book value of this contract of approximately $6.9 million against the settlement proceeds of $12.0 million. In addition, the Company expensed approximately $1.3 million in legal costs associated with this settlement.

9.         ACQUISITIONS AND DISPOSITIONS

Discontinued Operations

On March 26, 2002, the Company sold substantially all the assets of the Voicecom operating segment, exclusive of its Australian operations, to an affiliate of Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fourth quarter of 2002, the Company assessed the Voicecom liabilities that were retained at the time of the sale and determined, based upon the activity in these accounts and the passage of time, that certain of these liabilities were no longer required. Thus, in the fourth quarter of 2002 an adjustment was made to these estimates reducing the loss on discontinued operations of approximately $2.9 million, net of taxes.

Of the Voicecom liabilities, approximately $4.3 million represents capital leases guaranteed by the Company.

In accordance with SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the twelve months ended December 31, 2002, 2001 and 2000 were (in millions:)

	2002	2001	2000

Revenue	$15.8	$92.5	$133.7
Pre-tax loss	(5.8)	(53.2)	(19.0)

In connection with the sale, the Company terminated its credit agreement with ABN AMRO Bank in all material respects.

Customer base acquisitions - Xpedite – 2001

During the first quarter of 2001, the Company acquired the store and forward fax customer base of Western Union in North America and the store and forward fax customer base of GN Comtext. The aggregate cash purchase price for these customer base assets was $5.8 million in 2001 with residual payments for GN Comtext of approximately $0.6 million and $0.2 million in 2002 and 2003, respectively.

Customer base acquisitions - Xpedite– 2000

During 2000, the Company acquired various store and forward fax customer bases in both the United States and Switzerland. The aggregate cash purchase price for these customer base assets was $2.6 million.

10.       PROPERTY AND EQUIPMENT

Property and equipment at December 31 is as follows (in thousands):

	2002	2001

Computer and telecommunications equipment	$103,517	$185,611
Furniture and fixtures	18,715	20,390
Office equipment	9,598	12,184
Leasehold improvements	14,859	26,728
Construction in progress	—	74
Building	—	190

	146,689	245,177
Less accumulated depreciation	83,541	153,828

Property and equipment, net	$63,148	$91,349

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):

	2002	2001

Computer and telecommunications equipment	—	10,381
Furniture and fixtures	1,055	1,384

Subtotal	1,055	11,765
Less accumulated depreciation	214	2,548

Property and equipment, net	$841	$9,217

In 2001, the Company made additions to assets under capital lease obligations of approximately $5.9 million primarily associated to continued network equipment acquisitions associated with Voicecom’s network upgrade and consolidation and Xpedite’s worldwide headquarters build-out. The capital leases associated with Voicecom were included in the 2002 sale of the operating unit to Gores Technology.

11.       GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following amounts for December 31, 2002 and 2001 (in thousands):

	2002	2001

Goodwill	$377,961	$377,961
Less accumulated amortization	254,895	254,895

	$123,066	$123,066

Customer lists	$56,633	$67,942
Developed technology	34,300	44,161
Assembled workforce	—	7,500

	90,933	119,603
Less accumulated amortization	83,131	97,723

	$7,802	$21,880

Intangible assets by reportable segment at December 31, 2002 and 2001 (in thousands):

	Conferencing	Xpedite	Total

Goodwill carrying value at December 31, 2001	$25,523	$97,543	$123,066
Additions	—	—	—
Impairment	—	—	—
Amortization	—	—	—

Goodwill carrying value at December 31, 2002	$25,523	$97,543	$123,066

	Conferencing	Xpedite	Total

Intangibles carrying value at December 31, 2001	$2,561	$19,319	$21,880
Additions	—	—	—
Impairment	—	(3,202)	(3,202)
Amortization	(1,464)	(9,412)	(10,876)

Intangibles carrying value at December 31, 2002	$1,097	$6,705	$7,802

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amortization expense on existing intangible assets is expected to be approximately $3.9 million, $2.0 million and $1.9 million in 2003, 2004 and 2005, respectively. See Note 12—“Asset Impairments” for further discussion.

12.       ASSET IMPAIRMENTS

The following table summarizes the asset impairments from continuing operations incurred by operating segment for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Xpedite	Conferencing	Holding Co.	Total

2002
Other intangibles	$3,202	$—	$—	$3,202

2001
Goodwill	$91,571			$91,571
Other intangibles	6,679			6,679
Property and equipment, net	777	984	785	2,546

	$99,027	$984	$785	$100,796

2000
Property and equipment, net	$800	—	—	$800

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets.” During the fourth quarter of 2002 the Company assessed the carrying value of the customer lists at Xpedite pursuant to SFAS No. 144, as Xpedite experienced a decline in revenue in certain international markets during the later half of 2002. Using the best-estimate approach, the fair value of certain customer lists associated with the markets experiencing the declines were determined to be less than the carrying value at December 31, 2002, resulting in a $3.2 million asset impairment.

During the second half of 2001, the Company experienced declines in revenue at its Xpedite operating segment. During the fourth quarter of 2001, the Company assessed the outlook of various service offering revenues and evaluated the potential impairment of various assets associated with the operating equipment, goodwill and other intangible assets of Xpedite pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to be Disposed Of.” Management reviewed the identifiable undiscounted future cash flows, including the estimated residual value to be generated by the assets to be held and used by the business acquired in Xpedite at their asset grouping level. Based on the results of these assessments, the Company recorded the $100.8 million impairment in the fourth quarter of 2001 from continuing operations ($99.0 million of which was related to Xpedite, as discussed further below).

Xpedite impairment - 2001

In Xpedite, a decline in the legacy store and forward fax revenues and weakness in the European and Asia Pacific regions of the business began to occur in the latter part of the third quarter and the early part of the fourth quarter of 2001. Accordingly, management was concerned that a fair value assessment would potentially be lower than the carrying value on the balance sheet. A third party appraisal was performed using a discounted cash flow income approach to valuing the business using a 15% discount rate. The valuation resulted in an asset impairment related to the Xpedite operating segment of $99.0 million to reflect the carrying value in excess of fair value at December 31, 2001. Of the $99.0 million, property and equipment impairments of $0.7 million at Xpedite related primarily to the abandonment of its Indonesian operations due to declining revenues and profits. Indonesia represented less than 1% of Xpedite’s revenues.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other impairments - 2001

Additionally, management recorded asset impairments totaling $1.8 million related to the carrying value of capitalized software associated with certain internal information systems at both Premiere Conferencing and the Holding Company that have been taken out of service.

Real-time fax impairment - 2000

With the deregulation of most Asian telecommunications markets, Xpedite’s cost advantage dissipated, and Xpedite decided to exit this service and concentrate on higher value-added services such as transactional messaging and messageREACH. The asset impairments of $0.8 million included the write-down of furniture and fixtures and real-time fax equipment including autodialers, faxpads and computers. The valuation was based on the fair value of the assets as of December 31, 2000. All equipment costs were incurred in conjunction with the closing of the real-time fax operations in Malaysia, Singapore, Hong Kong, Taiwan and Korea.

13.       INDEBTEDNESS

Long term debt and capital lease obligations at December 31 is as follows (in thousands):

	2002	2001

Notes payable to banks	$75	$207
Equipment term loan	7,081	6,100
Capital lease obligations	571	8,369

Subtotal	$7,727	$14,676
Less current portion	4,320	6,124

	$3,407	$8,552

In June 2002, the Company entered into a term equipment loan with Commercial Federal Bank. The loan proceeds of $4.0 million were used for equipment purchases associated with the Premiere Conferencing operating segment. The term of the loan is thirty-six months and the annual interest rate is 5.5%. The loan is collateralized by certain fixed assets of the Company. The loan agreement contains certain covenants that are usual and customary. At December 31, 2002, the Company was in compliance with all covenants under the loan agreement. At December 31, 2002 amounts outstanding on this term loan were $3.5 million.

In September 2001, the Company entered into a term equipment loan with United Missouri Bank. The loan proceeds of $6.5 million were used for equipment purchases associated with the Premiere Conferencing operating segment. The term of the loan is thirty months and the annual interest rate is 6.0%. The loan is collateralized by certain fixed assets of the Company. The loan agreement contains certain covenants that are usual and customary. At December 31, 2002, the Company was in compliance with all covenants under the loan agreement. At December 31, 2002 and 2001, amounts outstanding on this term loan were $3.6 million and $6.1 million, respectively.

In June 2001, the Company entered into a capital lease obligation for headquarter expansion at Xpedite for approximately $1.1 million. The term of the lease is thirty-six months with a yield of 12.6%. At December 31, 2002 and 2001, amounts outstanding on this lease were approximately $0.6 million and 0.9 million, respectively.

During 2001, the Company also entered into four capital lease obligations in the aggregate amount of $4.8 million. The interest rates implied in these capital leases are both fixed and variable in nature and on average yield approximately 7.7% interest. The leases were to fund the network equipment used in consolidating and upgrading Voicecom’s voice messaging network. The terms of these capital leases range from 36 to 60 months. These leases were transferred with the sale of the Voicecom business unit. See Note 9—“Acquisitions and Dispositions.”

In September 2000, the Company entered into a credit agreement (the “Agreement”) for a one-year revolving credit facility with ABN AMRO Bank N.V. (the “Bank” or “Agent”). The Agreement provides for

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

borrowings of up to $20.0 million, and is subject to certain covenants that are usual and customary for credit agreements of this nature. The commitment to provide revolving credit loans under the Agreement terminates 364 days from September 29, 2000, subject to extension. The Company extended the agreement at September 30, 2001 for 364 days. The agreement was amended to provide for borrowings up to $13.5 million and is subject to certain covenants that management believes are usual and customary for credit agreements of this nature. Amounts outstanding under the Agreement on the expiration date may, at the option of the Company, either be paid in full or converted to a one-year term loan payable in four equal quarterly installments. Proceeds drawn under the Agreement may be used for capital expenditures, working capital, acquisitions, investments, refinancing of existing indebtedness, and other general corporate purposes. The annual interest rate applicable to borrowings under the Agreement is, at the Company’s option, (i) the Agent’s Base Rate plus 1.25 percent or (ii) the Euro Rate (LIBOR) plus 3.50 percent. Amounts committed but not drawn under the Agreement are subject to a commitment fee equal to 0.50 percent per annum. The Company terminated the Agreement on March 26, 2002 in connection with the sale of its Voicecom business unit.

In July 1997, the Company issued convertible subordinated notes (“Convertible Notes”) of $172.5 million that mature on July 1, 2004 and bear interest at 5-3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The annual interest commitment associated with these notes is $9.9 million and is paid semiannually on July 1 and January 1 of each year.

As of December 31, 2002, future minimum capital lease payments and principal maturities under indebtedness, excluding notes payable to banks, are as follows (in thousands):

Year	Capital Leases	Term Loan	Convertible Subordinated Notes	Total

2003	$424	$4,260	$—	$4,684
2004	211	2,386	172,500	175,097
2005	—	858		858
2006	—	—		—
2007	—	—	—	—
Thereafter	—	—	—	—

Net minimum payments	$635	$7,504	$172,500	$180,639

Less amount representing interest	64	423

Present value of net minimum payments	571	7,081
Less current portion	367	3,953

Obligations under capital lease and equipment term loan, net of current portion	$204	$3,128

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.       ACCRUED EXPENSES

Accrued expenses at December 31 are as follows: (in thousands):

	2002	2001

Accrued wages, wage related taxes and benefits	$11,679	$18,522
Interest payable	4,994	4,992
Accrued commissions	3,511	4,279
Accrued regulatory surcharges	—	2,720
Accrued obligations – investments	2,000	2,500
Accrued professional fees	2,050	—
Other	8,085	9,720

	$32,319	$42,733

15.       FINANCIAL INSTRUMENTS

The estimated fair value of certain financial instruments at December 31, 2002 and 2001 is as follows (in thousands):

	2002		2001

	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Cash and cash equivalents	$68,777	$68,777	$48,023	$48,023
Marketable securities, available for sale.	641	641	1,477	1,477
Convertible subordinated notes (see Note 13)	172,500	150,075	172,500	125,063
Notes payable, long-term debt and capital leases (see Note 13)	7,727	7,727	14,676	14,676

The carrying amount of cash and cash equivalents, marketable securities, accounts receivable and payable, and accrued expenses approximates fair value due to their short maturities. The fair value of the Convertible Notes is estimated based on market quotes. The carrying value of notes payable, long-term debt and capital lease obligations does not vary materially from fair value at December 31, 2002 and 2001.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.       EQUITY BASED COMPENSATION CHARGES AND SHAREHOLDERS’ EQUITY

Equity Based Compensation Charges

The following summarizes the components of equity-based compensation expense for the years ended December 31, 2002, 2001 and 2000 (in thousands, except share data):

	Earned		Unearned

2002	Shares	Dollars	Shares	Dollars

Deferred compensation for the vesting of restricted shares issued in option exchange	401,950	$1,335	185,112	$615
Deferred compensation for the vesting of restricted shares issued to executive management	160,000	536	416,000	1,298

	561,950	$1,871	601,112	$1,913

2001
Options exchanged for restricted shares	1,765,969	$5,807	638,592	$2,120
Restricted shares issued to executive management	826,194	2,483	576,000	1,740
Note forgiveness related to restricted shares in former affiliates and related taxes (see Note 19)		11,072
Compensation to management in association with restricted shares in former affiliates		497
Options and restricted shares issued for services rendered	15,000	570

	2,607,163	$20,429	1,214,592	$3,860

2000
Deferred compensation for restricted shares in former Affiliates (see Note 19)		$2,102

Options exchanged for restricted shares

Due to declines in the Company’s share price over the course of the last several years, most of the employee and director option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees’ and directors’ interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. In 2002 approximately 402,000 shares vested and equity based compensation expense of $1.3 million was recognized. Assuming all employees at December 31, 2002 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $0.4 million in 2003 and $0.2 million in 2004. See further discussion in “Restricted Stock Exchange Offer” section of Note 17—“Equity Based Compensation Plans.”

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At December 31, 2002 the option count was approximately 627,000 due to

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the sale of Voicecom and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2002 and 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Restricted shares issued to management

Certain members of management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The remaining restricted shares vest straight line through 2004 and the equity based compensation expense recorded in 2002 was $0.5 million. The anticipated remaining equity based compensation expense resulting therefrom will be approximately $0.6 million per year for 2003 and 2004.

Loans and note forgiveness associated with restricted shares in former affiliates and related taxes

During the second quarter of 1999, the Company awarded restricted share grants to the CEO, COO and certain other officers of Company-owned shares held in certain investments in affiliates made in connection with its PtekVentures activities. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action, the Company recorded a non-cash charge of $1.2 million in 2000 related to the vesting of these grants.

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

In 2001, the Company agreed to forgive the remaining balance of the recourse tax loans to the CEO and COO, effective as of December 31, 2001, provided that the executives were employees of the Company on that date. The principal and interest forgiven was $5.8 million and the employee tax liability assumed by the Company was $5.3 million. The tax liability was paid primarily in the first quarter of 2002.

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

Options and restricted shares issued for services rendered

In 2001, the Company issued stock options and restricted shares to consultants for various consulting services performed for the Company.

Shareholders’ Equity Components

Stock option exercises

During 2002, 2001 and 2000, stock options were exercised under the Company’s stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the “Code”). Approximately $1.2 million, $0.0 million and $1.6 million was recorded as increases in additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the years ended December 31, 2002, 2001 and 2000, respectively.

Stock repurchase program

In the second quarter of 2000, the Company’s Board of Directors authorized a stock repurchase program under which PTEK may purchase up to 10% of the then outstanding shares of its Common Stock, or approximately 4.8 million shares. During 2002, the Company repurchased approximately 1.8 million shares of its Common Stock under the program for approximately $6.6 million. During 2001, the Company repurchased approximately 1.1 million shares of its Common Stock under this program for approximately $3.1 million. In January 2003 the Board of Directors of the Company approved an increase in its 2000 stock repurchase program by authorizing the repurchase of up to an additional 10% of the Company’s outstanding Common Stock, or approximately 5.4 million shares.

401(k) plan

The Company issued 405,241 and 1,108,109 shares of its common stock during 2002 and 2001 respectively at a value of $1.6 million in each year to fund its discretionary employee contribution match under the Company’s 401(k) plan.

Associate stock purchase plan

The Company offers an Associate Stock Purchase Plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions. See Note 17—“Equity Based Compensation Plans” for plan details. Approximately 378,002, 480,965 and 479,000 shares of common stock valued at approximately $0.9 million, $0.8 million and $1.4 million were issued under this plan in 2002, 2001 and 2000, respectively. The ASPP was terminated effective January 14, 2003.

Options exchanged for restricted shares

See description of activity included in “Equity Based Compensation Charges” section above.

Options and restricted shares issued for services rendered

See description of activity included in “Equity Based Compensation Charges” section above.

Shares issued for legal settlement

During 2002, the Company issued approximately 249,000 shares and $1.8 million in cash as payment of the class action lawsuit, net of legal expenses. The aggregate value of the shares was approximately $1.3 million and is included in common stock and additional paid in capital. During 2001, the Company issued 100,000 shares as part of a legal settlement with a former executive of the Company. This legal settlement was accrued for in prior years. The aggregate value of the shares issued on the date of the settlement was approximately $0.3 million and appears as an increase in common stock and additional paid in capital.

Shareholder notes receivable

The shareholder notes receivable relates to transactions where the Company made loans to the CEO of the Company and to a limited partnership in which the CEO has an indirect interest in association with exercises of options to purchase the Company’s common stock. Loan advances totaled $0.8 million and $2.8 million during 2001 and 2000, respectively. See Note 19—“Related Party Transactions.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.       EQUITY BASED COMPENSATION PLANS

The Company has four equity based compensation plans, the 1994 Stock Option Plan, the 1995 Stock Plan (the “1995 Plan”), the 1998 Stock Plan (the “1998 Plan”) and the 2000 Directors Stock Plan (the “Directors Plan”), which provide for the issuance of restricted stock, stock options, warrants or stock appreciation rights to employees, directors, non-employee consultants and advisors of the Company. These plans are administered by committees consisting of members of the board of directors of the Company.

Options for all 960,000 shares of common stock available under the 1994 Stock Option Plan have been granted. All such options are non-qualified, provide for an exercise price equal to fair market value at date of grant, vest ratably over three years and expire eight years from date of grant.

The 1995 Plan provides for the issuance of stock options, stock appreciation rights (“SARs”) and restricted stock to employees. A total of 9,650,000 shares of common stock has been reserved in connection with the 1995 Plan. Options issued under the 1995 Plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral.

Sharp declines in the market price of the Company’s common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of the Company’s common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with the Company’s philosophy of using equity incentives to motivate and retain management and employees, the Board of Directors determined it to be in the best interests of the Company and its shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998 the Board of Directors of the Company determined to reprice or regrant all employee stock options which had exercise prices in excess of the closing price on such date (other than those of Chief Executive Officer Boland T. Jones) to $10.25, which was the closing price of the Company’s common stock on such date. While the vesting schedules remained unchanged, the repriced and regranted options were generally subject to a twelve-month black-out period, during which the options could not be exercised. If an optionee’s employment was terminated during the black-out period, he or she would forfeit any repriced or regranted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, the Board of Directors determined to reprice or regrant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of the Company’s common stock on such date. Again, the vesting schedules remained the same and the repriced or regranted options were generally subject to a twelve-month black-out period during which the options could not be exercised. If the optionee’s employment was terminated during the black-out period, he or she would forfeit any repriced or regranted options that first vested during the twelve month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the repriced and regranted options, the Board of Directors intended to provide added incentive for the optionees to continue service.

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

The Company has adopted the Associate Stock Purchase Plan (“ASPP”) to encourage associates of PTEK to acquire a proprietary interest, or to increase their existing interest in the Company. The company has reserved 1,750,000 shares of common stock for purchase by associates under the plan. All employees who have worked a minimum of 20 hours per week for at least five months of each calendar year and who have completed two months of consecutive service are eligible to participate and purchase stock through payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of the common stock on either the purchase date or the offering date of each six month subscription period, whichever is lower. Purchases under the ASPP are limited to 20% of an associate’s compensation for any pay period and a maximum fair market value of $25,000 for a calendar year. Approximately 378,000, 481,000 and 479,000 shares of common stock valued at approximately $0.9 million, $0.8

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million and $1.4 million were issued under the ASPP in 2002, 2001 and 2000 respectively. The ASPP was terminated effective January 14, 2003.

On April 26, 2000 the Board of Directors approved the Directors Plan which was subsequently approved by the shareholders on June 7, 2000. On June, 5, 2002, the shareholders approved an increase in the shares available for awards by 1.0 million. The class of persons to participate in this plan consists solely of persons who, at the date of grant of Options, are Directors of the Company and are not employed by the Company or any of its subsidiaries or affiliates. Under the Directors Plan, the maximum number of shares that may be issued is 2.0 million, of which no more than 10% shall be granted in the form of restricted stock, subject to antidilution adjustments as defined by the Plan.

Restricted Stock Exchange Offer

Due to declines in the Company’s share price over the course of the last several years, most of the employee and director option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees’ and directors’ interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. In 2002 approximately 402,000 shares vested and equity based compensation expense of $1.3 million was recognized. Assuming all employees at December 31, 2002 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $0.4 million in 2003 and $0.2 million in 2004. See further discussion in “Restricted Stock Exchange Offer” section of Note 17—“Equity Based Compensation Plans.”

In accordance with FASB Interpretation No. 44, “Accounting For Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25,” the Company recorded approximately $2.1 million as unearned compensation for the intrinsic value of the restricted stock on the effective date of the exchange offer, calculated using the closing price of the Company’s common stock on December 28, 2001. The unearned compensation will be amortized to “Equity based compensation” expense over the vesting period of the restricted stock of which approximately $1.3 million vested in 2002.

In addition, approximately 890,000 options at December 31, 2001 that were eligible to be exchanged for restricted stock pursuant to the exchange offer were not tendered. At December 31, 2002 the option count was approximately 627,000 due to the sale of Voicecom and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At December 31, 2002 and 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock plans is as follows:

Fixed Options	Shares	Weighted Average Exercise Price

Options outstanding at December 31, 1999	14,370,676	$6.13
Granted	3,906,375	5.90
Exercised	(2,374,778)	2.55
Forfeited	(1,410,991)	6.04

Options outstanding at December 31, 2000	14,491,282	$6.67
Granted	3,589,584	2.65
Exercised	(158,551)	0.07
Exchanged for restricted shares	(6,008,327)	6.23
Forfeited	(1,649,555)	6.34

Options outstanding at December 31, 2001	10,264,433	$5.49
Granted	933,710	3.44
Exercised	(548,117)	0.54
Forfeited	(1,677,173)	6.59

Options outstanding at December 31, 2002	8,972,853	$5.36

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Remaining Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average ExercisePrice of Options Exercisable

$0 - $4.99	4,225,148	5.92	$2.75	2,088,378	$2.27
$5.00 - $9.99	3,927,262	3.40	5.96	3,762,744	5.98
$10.00 - $14.99	438,656	2.40	10.38	438,656	10.38
$15.00 - $30.00	381,787	1.69	22.32	381,787	22.32

	8,972,853	4.46	$5.36	6,671,565	$6.04

For options granted during 2001 whose exercise price was less than the market price of the stock on the date of the grant, the weighted average exercise price is $0.21 per share and the weighted average fair market value is $2.74. Options exercisable at December 31, 2001 and 2000 were 7,174,254 and 9,221,971, respectively.

18.       EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution retirement plan covering substantially all full-time employees. This plan allows employees to defer a portion of their compensation and associated income taxes pursuant to Section 401(k) of the Internal Revenue Code. The Company may make discretionary contributions for the benefit of employees under this plan. The Company made contributions of $1.6 million in 2002, 2001 and 2000, respectively.

19.       RELATED-PARTY TRANSACTIONS

The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Loans and note forgiveness associated with restricted shares in former affiliates and related taxes

During the second quarter of 1999, the Company awarded restricted share grants to the CEO, COO and certain other officers of Company-owned shares held in certain investments in affiliates made in connection with its PtekVentures activities. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action, the Company recorded a non-cash charge of $1.2 million in 2000 related to the vesting of these grants.

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

In 2001, the Company agreed to forgive the remaining balance of the recourse tax loans to the CEO and COO, effective as of December 31, 2001, provided that the executives were employees of the Company on that date. The principal and interest forgiven was $5.8 million and the employee tax liability assumed by the Company was $5.3 million. The tax liability was paid primarily in the first quarter of 2002.

Notes receivable – shareholder

The Company has made loans to the CEO of the Company and a limited partnership in which he has an indirect interest. These loans were made pursuant to the CEO’s then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable Federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans, including accrued interest, are recorded in the equity section of the balance sheet under the caption “Notes receivable, shareholder.” At December 31, 2002, the aggregate amount of these loans was $5.0 million.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. The total interest accrued on these loans as of December 31, 2002 was approximately $0.1 million. The Company is obligated to make additional loans to pay taxes associated with the future vesting of restricted shares, but the dollar amount of such loans cannot be determined at this time.

Use of airplane

During 2002, 2001 and 2000, the Company leased the use of an airplane from a limited liability company that is owned 99% by the Company’s CEO and 1% by the Company. In connection with this lease arrangement, the Company has incurred costs of $1.9 million, $2.2 million and $1.8 million in 2002, 2001 and 2000, respectively, to pay the expenses of maintaining and operating the airplane.

Strategic co-marketing arrangement

The Company had a strategic co-marketing arrangement with WebMD, a former affiliate. The terms of the agreement provided for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase the Company’s products. The Company in turn was obligated to purchase portal rights from WebMD for $4 million over four years to assist in marketing its products. Under this agreement, which expires on February 17, 2003, the Company recognized revenue of approximately $2.5 million in each of 2002, 2001 and 2000. WebMD

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

also subleased floor space in the Company’s headquarters for approximately $0.7 million in each of the two years ended December 31, 2001 and 2000.

20.       COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases computer and telecommunications equipment, office space and other equipment under noncancelable lease agreements. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2002 are as follows (in thousands):

2003	$12,879
2004	11,191
2005	10,274
2006	8,870
2007	6,095
Thereafter	8,436

Net minimum lease payments	$57,745

Rent expense under operating leases was approximately $10.2 million, $8.0 million and $7.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. Facilities rent is reduced by sublease income of approximately $0.0 million, $0.7 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Supply Agreements

The Company obtains telecommunications services pursuant to supply agreements with telecommunications service providers. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain telecommunications services in the future at favorable prices or at all, and the unavailability of telecommunications services, or a material increase in the price at which the Company is able to obtain telecommunications services, would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company is currently a party to telecommunications service contracts with certain service providers that require the Company to purchase a minimum amount of services through 2006. These costs are approximately $13.7 million, $9.5 million, $1.4 million and $0.5 million in 2003, 2004, 2005 and 2006, respectively. The total amount of the minimum purchase requirements in 2002 was approximately $9.1 million, of which the Company incurred costs in excess of these minimums.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. The plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, the plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). The claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. At a hearing on January 10, 2003, the New Jersey Superior Court affirmed the NASD Award. No order or judgment, however, has been issued by the New Jersey Superior Court.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and PTEK are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and PTEK include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest form March 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. At a hearing on January 10, 2003, the New Jersey Superior Court affirmed the NASD Award. No order or judgment, however, has been issued by the the New Jersey Superior Court.

On December 10, 2001, Voice-Tel filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. The arbitration is currently scheduled for July 13, 2003 and will be held in Atlanta, Georgia. There is a proposal outstanding that all parties agree to submit all claims to arbitration including the Federal Court claims. At this time, this proposal has not been agreed to by any of the parties. Discovery with respect to the arbitration will end on June 25, 2003. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. With the exception of expert and damages testimony, discovery has now concluded and the parties are awaiting a trial date contingent on the parties agreeing to submit all claims to arbitration. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation.

On January 30, 2002, a complaint was filed by 15 Lake Bellevue, LLC in the Superior Court of King County, Washington. Plaintiff sought to enforce a Lease Guaranty Agreement entered into by the Company on behalf of Webforia, Inc. with respect to a lease for commercial real estate located in Bellevue, King County, Washington. The Company’s potential liability under the Guaranty was limited to the lesser of the lease obligations or $2,000,000, together with attorneys’ fees, interest and collection expenses. The Company filed an answer to the lawsuit, and on May 17, 2002, the plaintiff filed a motion for partial summary judgment. On June 18, 2002, the court entered an order finding unconditional liability on the part of the Company with respect to the guaranty but reserving the issue of the amount of the Company’s liability for trial. On December 31, 2002 the parties entered into a settlement agreement resolving in full all claims asserted by each party against the other.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County. EasyLink’s complaint alleges, among other things, that the Company entered into an agreement to purchase a secured promissory note in the original principal amount of $10 million and 1,423,980 shares of EasyLink’s Class A common stock for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink’s complaint alleges that it pursued such debt restructuring in reliance on its understanding that AT&T would participate in the restructuring on certain terms to which EasyLink and AT&T allegedly had agreed, and that AT&T misled EasyLink as to its intentions with respect to such restructuring. The complaint further alleges that AT&T disclosed confidential information of EasyLink to the Company in violation of AT&T’s agreements with EasyLink, and that such information was used by AT&T and the Company in furtherance of a joint scheme to force EasyLink out of the marketplace. EasyLink’s complaint also alleges that employees of the Company and Xpedite have knowingly made false statements to EasyLink’s customers, investors and creditors regarding EasyLink and its financial stability. EasyLink claims that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. EasyLink’s complaint seeks to (i) enjoin AT&T from selling the secured promissory note to the Company, improperly interfering with EasyLink’s business and contracts and disclosing EasyLink’s confidential information without EasyLink’s consent; (ii) compel AT&T to consummate EasyLink’s proposed restructuring; (iii) enjoin the Company and Xpedite from making false statements to EasyLink’s customers and creditors regarding EasyLink and its financial position; (iv) enjoin the Company from contacting EasyLink’s creditors and preventing the restructuring of EasyLink’s debt; and (v) enjoin the Company and Xpedite from using EasyLink’s confidential information and contacting EasyLink’s current and former employees to obtain such confidential information. EasyLink’s complaint also seeks unspecified damages from AT&T and the Company. The Company intends to answer and defend this lawsuit.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

The Company and certain of its officers and directors were named as defendants in multiple shareholder class action lawsuits filed in the United States District Court for the Northern District of Georgia. Plaintiffs represented a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. (“Voice-Tel”) franchisees and a subclass of former Xpedite Systems, Inc. (“Xpedite”) shareholders) who purchased or otherwise acquired the Company’s common stock from as early as February 11, 1997 through June 10, 1998. Plaintiffs alleged, among other things, violation of Sections 10(b), 14(a) and 20(a) of the Securities Exchange Act of 1934 and Sections 11, 12 and 15 of the Securities Act of 1933. Following a court ordered mediation, the parties reached a proposed settlement of all claims. A final fairness hearing on the proposed settlement before the court was held on July 8, 2002, and the Order and Final Judgment finally approving the settlement was entered on July 15, 2002. Under the terms of the settlement, the Company contributed 249,000 shares of the Company’s Common Stock plus approximately $1.8 million in cash, and the insurance carriers contributed approximately $17.7 million in cash, for a total settlement amount of $20.75 million.

In May 2000, the Company was served with a Complaint filed by Robert Cowan in the Circuit Court of Jackson County, Missouri, alleging claims for breach of contract, fraudulent misrepresentation, negligent misrepresentation, breach of duty of good faith and fair dealings, unjust enrichment, and violation of Georgia and Missouri blue sky laws. Plaintiff’s claims arise out of the Company’s acquisition of American Teleconferencing Services, Ltd. (“ATS”) in April 1998. Plaintiff was a shareholder of ATS who received shares of PTEK stock in the transaction. Three other similarly situated plaintiffs later joined the suit. On August 28, 2002, the parties entered into a Confidential Settlement Agreement and Mutual General Release pursuant to which, among other things, the Company paid the Plaintiffs $3.6 million and all claims were dismissed with prejudice.

PTEK HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21.       INCOME TAXES

Income tax (benefit) provision from continuing operations for 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Current:
Federal	$—	$(9,125)	$4,884
State	997	241	1,221
International	(1,216)	2,373	2,551

	(219)	(6,511)	8,656

Deferred:
Federal	2,192	2,739	7,827
State	(597)	(1,321)	1,279
International	—	(6,250)	204

	1,595	(4,832)	9,310

	$1,376	$(11,343)	$17,966

The difference between the statutory federal income tax rate and the Company’s effective income tax rate applied to income before income taxes from continuing operations for 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000

Income taxes at federal statutory rate	$5,530	$(77,351)	$(10,022)
State taxes, net of federal benefit	997	(1,164)	165
Foreign taxes	(2,150)	(3,689)	778
Change in valuation allowance	(5,992)	21,743	783
Other permanent differences	2,991	49,118	26,262

Income taxes at the Company’s effective rate	$1,376	$(11,343)	$17,966

During the year ending December 31, 2002 the Company realized tax benefits of approximately $5.6 million of which approximately $1.0 million and $4.6 million were realized in the third and fourth quarters of 2002, respectively, due to changes in previous estimates. This $5.6 million tax benefit consisted of approximately $3.4 million related to foreign taxes and approximately $2.2 million related to revised estimates of deferred tax asset and liability values.

Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$29,828	$35,587
Intangible assets	3,418	9,096
Restructuring costs	2,809	1,471
Accrued expenses	8,264	12,911
Other tax credits	1,820	3,500
Capitalized software	619	—
Investments	—	49
Property and equipment	—	6,484

	$46,758	$69,098

PTEK HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax liabilities:
Property and equipment	$(3,176)	$—
Intangible assets	(427)	(3,410)
Unrealized gain on marketable equity securities	(175)	(457)
Other liabilities	(15,300)	(16,332)

	(19,078)	(20,199)
Valuation allowance	(5,231)	(28,233)

Deferred income taxes, net	$22,449	$20,666

The Company is required to estimate its taxes in each jurisdiction of operation. This process involves management estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The ultimate recognition of uncertain tax matters is realized in the period of resolution.

At December 31, 2002, the Company had federal income tax net operating loss carryforwards of approximately $73.9 million expiring in 2005 through 2022. The utilization of some of the net operating losses are subject to Internal Revenue Code Section 382 limitations due to prior ownership changes. Tax benefits of approximately $1.2 million, $0.0 million and $1.6 million in 2002, 2001 and 2000, respectively, are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

The Company was able to carryback capital losses generated in 2001 against prior years capital gains for approximately $9.2 million in federal income tax refunds. This refund due was recorded as “federal income tax receivable” on the balance sheet at December 31, 2001.

During the year ended December 31, 2002, the valuation allowance changed by $23.0 million. The change was the result of several factors including a transmutation of $3.0 million of capital loss carryforwards into realizable net operating loss carryforwards. In addition, $3.4 million and $1.3 million for federal and foreign net operating loss carryforwards were deemed likely to be utilized and $8.3 million and $7.0 million relating to expiring state and foreign net operating loss carryforwards were written off, for which the correlating assets were also written off.

22.       STATEMENT OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	2002	2001	2000

Cash paid (received) during the year for:
Interest	$10,403	$11,283	$11,324
Income taxes, net	$(8,217)	$(4,505)	$17,100
Cash paid for acquisitions accounted for as purchases are as follows:
Fair value of assets acquired	$—	$5,828	$2,623
Less liabilities assumed	—	—	—
Less common stock issued to sellers	—	—	—
Cash paid for transaction costs and liabilities assumed	701	—	—

Net cash paid	$701	$5,828	$2,623

PTEK HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities:

During 2002 and 2001 the Company made a discretionary contribution of $1.6 million for the benefit of employees in Company stock. Additionally during 2001, the Company acquired $5.9 million of equipment though capital leases and the Company exchanged options for restricted stock.

23.       SEGMENT REPORTING

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the “Company” or “PTEK”), is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full suite of enhanced audio, automated audio and Web conferencing services for all forms of group communications activities. Xpedite offers a comprehensive suite of business services that enable actionable two-way communications which allow corporations to better acquire and retain customers as well as automate their core business processes. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through the sale of that segment effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications. Retail Calling Card Services is a business segment that the Company exited through the sale of its revenue base effective August 1, 2000. It primarily consisted of the Premiere WorldLink calling card product, which was marketed primarily through direct response advertising and co-branding relationships to individual retail users.

On January 1, 2001, management responsibility for international conferencing services was transferred from Xpedite to Premiere Conferencing. Prior to that date, these international revenues were reported in the Xpedite operating segment. The revenues of the Australian operations of Voicecom that were retained in conjunction with the sale of this operating segment are reported in the international results of Xpedite effective January 1, 2002. In order to report comparable operating segment financial results, certain financial information for years prior to 2001 has been reclassified. Overall these reclassifications did not have a material impact on the financial results of the operating segments for the periods presented.

Premiere Conferencing has historically relied on sales through a particular customer for a significant portion of its revenues. Sales to that customer accounted for approximately 12% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2002, 10% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2001, and 5% of consolidated revenues from continuing operations (22% of Premiere Conferencing’s revenues) in 2000.

PTEK HOLDING, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Year Ended December 31,

	2002	2001	2000

REVENUES:
Revenues from continuing operations:
Xpedite	$202.9	$215.7	$230.1
Premiere Conferencing	138.5	115.1	73.4
Eliminations	(0.1)	(0.4)	(0.3)

	$341.3	$330.4	$303.2

Revenues from discontinued operations:
Retail Calling Card Services	—	—	13.8
Voicecom	15.8	92.5	119.9

	$357.1	$422.9	$436.9

OPERATING PROFIT (LOSS):
Operating profit (loss) from continuing operations:
Xpedite	$22.8	$(147.1)	$(40.5)
Premiere Conferencing	31.5	11.4	(0.5)
Holding Company	(29.4)	(41.4)	(17.0)
Eliminations	(0.0)	—	(0.2)

	$24.9	$(177.1)	$(58.2)

Operating profit (loss) from discontinued operations:
Retail Calling Card Services	—	—	(1.1)
Voicecom	(5.7)	(53.6)	(17.1)

	$19.2	$(230.7)	$(76.4)

NET INCOME (LOSS):
Income (loss) from continuing operations:
Xpedite	$26.1	$(123.7)	$(50.7)
Premiere Conferencing	26.8	6.7	(3.4)
Holding Company	(38.2)	(92.7)	6.1
Eliminations	(0.3)	(0.0)	1.4

	$14.4	$(209.7)	$(46.6)

Income (loss) from discontinued operations:
Retail Calling Card Services	—	—	(1.3)
Voicecom	(12.5)	(32.4)	(11.0)

	$1.9	$(242.1)	$(58.9)

	As of December 31,

	2002	2001	2000

IDENTIFIABLE ASSETS:
Xpedite	$190.5	$214.5	$391.6
Voicecom	—	40.2	90.2
Premiere Conferencing	75.5	69.0	75.0
Retail Calling Card Services	—	—	—
Holding Company	86.1	62.7	74.1

Total	$352.1	$386.4	$630.9

(1)       Eliminations are primarily comprised of revenue eliminations from business transacted between Xpedite and Premiere Conferencing.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning revenues from groups of similar products and services are as follows (in millions):

	2002	2001	2000

E-mail, fax and messaging	$202.9	$215.7	$230.1
Conferencing	138.5	115.1	73.4
Eliminations	(0.1)	(0.4)	(0.3)

Total revenue from continuing operations	$341.3	$330.4	$303.2

Voice and unified messaging	15.8	70.7	101.5
Wholesale calling card services	—	9.6	6.2
Retail calling card services	—	—	13.8
Interactive voice response	—	12.2	12.2

Total revenue from discontinued operations	$15.8	$92.5	$133.7

Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2002	2001	2000

Xpedite	$13.1	$12.8	$11.7
Premiere Conferencing	7.5	7.1	6.0
Holding Company	0.9	0.8	2.1

Total depreciation expense from continuing operations	$21.5	$20.7	$19.8

Information concerning capital expenditures for each reportable segment is as follows (in millions):

	2002	2001	2000

Xpedite	$7.1	$15.8	$15.4
Premiere Conferencing	6.7	9.8	7.1
Holding Company	—	—	0.3

Total capital expenditures from continuing operations	$13.8	$25.6	$22.8

The following table presents financial information based on the Company’s continuing geographic segments for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Net Revenues	Operating Income (Loss)	Identifiable Assets

2002
North America	$ 228.8	20.5	285.3
Asia Pacific	55.9	2.6	25.8
Europe	56.6	1.8	41.0

Total	$ 341.3	$ 24.9	$ 352.1

2001
North America	$ 223.8	(157.8)	$ 321.9
Asia Pacific	56.2	(6.1)	27.1
Europe	50.4	(13.2)	37.4

Total	$ 330.4	$ (177.1)	$ 386.4

2000
North America	$ 187.6	$ (63.4)	$ 565.0
Asia Pacific	64.8	(1.6)	30.8
Europe	50.8	6.8	35.1

Total	$ 303.2	$ (58.2)	$ 630.9

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24.       SUBSEQUENT EVENTS (UNAUDITED)

On January 16, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.0 million. The Company paid $6.0 million in cash at closing, and will pay $5.0 million in 16 equal quarterly installments commencing March 31, 2003. Currently, approximately $10.0 million of the aggregate purchase price has been allocated to identifiable customer lists with the remaining balance of $1.0 million allocated to goodwill. The Company is in the process of completing a third-party valuation of certain intangible assets which could result in changes to the preliminary allocation of the purchase price.

On February 27, 2003, the Company entered into a Share Purchase Agreement and Note Purchase Agreement with AT&T Corp. (“AT&T”) pursuant to which the Company has agreed to purchase from AT&T, and AT&T has agreed to sell to the Company, 1,423,980 shares of the Class A Common Stock (the “Shares”) and a Promissory Note of EasyLink Services Corporation (NASDAQ: EASY) (“EasyLink”) in the stated principal amount of $10.0 million (the “Note”). The obligation of each party to consummate the transactions contemplated by each such purchase agreement is conditioned upon, among other things, the satisfaction or waiver of the conditions to such party’s obligation to consummate the transactions contemplated by the other purchase agreement.

The Note is secured by assets representing the substantial portion of EasyLink’s operations. Principal and accrued interest on the note, aggregating over $12.0 million, is payable in 13 quarterly installments beginning June 1, 2003. The principal and accrued interest obligations bear interest at a rate of 12% per annum until paid. The Shares to be purchased represent approximately 8.9% of the outstanding Class A common shares and 8.4% of the total outstanding common shares of EasyLink.

As consideration for the sale of the Shares and the Note, the Company has agreed to pay AT&T $4.0 million in cash and to issue to AT&T a warrant to acquire 250,000 shares of the Common Stock of the Company. The warrant will be exercisable at any time during the seven years following the date of issuance, at an exercise price to be determined on the basis of trading prices of the Company’s Common Stock during the ten trading days prior to the issuance of the warrant. The aggregate purchase price for the Shares, as set forth in the Share Purchase Agreement, is $825,908, or $0.58 per share, which amount equals the average of the high and low selling price of the Class A Common Stock on the Nasdaq National Market during the five trading days immediately preceding the date of the Share Purchase Agreement. Despite the Share Purchase Agreement stating such separate purchase price for the Shares, the Company views its purchase of the Shares and the Note as a single transaction, for the total consideration set forth above. The cash consideration for the purchase of the Shares and the Note will be paid out of the working capital of PTEK.

On March 3, 2003, EasyLink demanded that the Company and AT&T terminate their agreements for the purchase and sale of the Note and the Shares. In connection with such demand, EasyLink has asserted that AT&T and PTEK may have violated commitments of AT&T and the Company to EasyLink and that the Company has engaged in certain improper activities with respect to EasyLink and in connection with the transaction. The Company considers these allegations to be groundless and has denied each of them. PTEK expects to consummate the purchase of the Note and Shares, subject to the conditions set forth in the respective purchase agreements.

On March 25, 2003, EasyLink filed a lawsuit against the Company, Xpedite and AT&T. See Note 20— “Commitments and Contingencies” for a detailed discussion of this litigation.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2002. Certain prior quarter results have been reclassified to conform with current period presentation. The information has been derived from the Company’s unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year ended December 31, 2002
Revenues	$83,321	$87,408	$86,012	$84,512	$341,253
Gross profit	66,520	70,331	69,622	70,015	276,488
Operating income	5,944	7,868	6,723	4,370	24,905
Net income from continuing operations	2,080	2,899	2,760	6,684	14,423
Net income from continuing operations per share – basic	$0.04	$0.05	$0.05	$0.12	$0.27
Net income from continuing operations per share – diluted	$0.04	$0.05	$0.05	$0.12	$0.26
Net income (loss)	(9,915)	2,079	2,760	6,967	1,891
Net income (loss) per share - basic	$(0.19)	$0.04	$0.05	$0.13	$0.04
Net income (loss) per share - diluted	$(0.19)	$0.04	$0.05	$0.12	$0.03

Year ended December 31, 2001
Revenues	$82,334	$84,053	$81,062	$82,967	$330,416
Gross profit	62,078	65,005	63,647	66,733	257,463
Operating loss	(12,809)	(15,887)	(13,136)	(135,310)	(177,142)
Net loss from continuing operations	(19,035)	(35,277)	(13,571)	(141,775)	(209,658)
Net loss from continuing operations per share – basic and diluted	$(0.38)	$(0.71)	$(0.27)	$(2.80)	$(4.19)
Net loss	(23,551)	(42,931)	(17,625)	(158,013)	(242,120)
Net loss per share - basic and diluted	$(0.48)	$(0.86)	$(0.35)	$(3.12)	$(4.84)

The results of operations for the fourth quarter of 2002 include an adjustment made to the VoiceCom liabilities that were retained at the time of sale based upon the determination that certain of these liabilities were no longer required of approximately $2.9 million, net of taxes. In addition, the Company realized tax benefits of approximately $1.0 million and $4.6 million in the third and fourth quarters of 2002, respectively, due to changes in previous estimates.

The results of operations in all the quarters in 2002 and the 2001 second and fourth quarters include charges associated with some or all of the following; asset impairments, equity based compensation, restructuring costs, net legal settlements and related expenses and asset impairments and obligations – investments. For a further discussion of these charges and gains see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9.             Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On October 2, 2001, PTEK dismissed Arthur Andersen, LLP as its independent accountants and engaged PricewaterhouseCoopers, LLP as its new independent accountants. The decision to change accountants was recommended by the Audit Committee of the Company’s Board of Directors and approved by the Company’s Board of Directors. The change in certifying accountants was reported in PTEK's Current Report on Form 8-K, dated October 2, 2001 and filed with the SEC on October 9, 2001. Due to the discontinued operations in 2002 resulting from the sale of the Company’s Voicecom operations, PricewaterhouseCoopers was engaged to re-audit the Company for 2000. Thus, this Annual Report does not include any reports of Arthur Andersen, LLP.

PART III

Certain information required by Part III is omitted from this report in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (“Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report.

Item 10.          Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Item 11.           Executive Compensation

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Item 12.           Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Other than the Equity Compensation Plan Information below, the information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Equity Compensation Plan Information

The following table gives information as of December 31, 2002 about the Common Stock that may be issued under all of the Company’s existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally granted those options. Footnote (3) to the table sets forth the total number of shares of the Company’s Common Stock issuable upon the exercise of those assumed options as of December 31, 2002, and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)

Equity Compensation Plans approved by shareholders (1)	4,174,448	$5.002	5,086,472
Equity Compensation Plans not approved by shareholders (2)	4,575,776	5.420	2,655,015
Total	8,750,224	5.220	7,741,487

______________

(1)       Includes options issued and shares available for issuance under the Company’s 1995 Stock Plan, the 2000 Directors Stock Plan and the Associate Stock Purchase Plan. The Associate Stock Purchase Plan was terminated on January 14, 2003 and no additional shares will be issued under that Plan.

(2)       Includes options issued and shares available for issuance under the Company’s 1994 Stock Option Plan and the 1998 Stock Plan. Also includes individual stock option awards granted to (i) certain former employees upon hire, (ii) certain former employees in connection with the Company’s acquisition of Voice-Tel Enterprises, Inc., and (iii) a non-employee contractor for services performed.

(3)      This table does not include information for the following equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans: Xpedite Systems, Inc. 1992 Incentive Stock Option Plan, Xpedite Systems, Inc. 1993 Incentive Stock Option Plan, Xpedite System, Inc. 1996 Incentive Stock Plan, Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan, certain individual Stock Purchase Warrants issued to former directors and non-employees of Xpedite, Intellivoice Communications, Inc. 1995 Incentive Stock Option Plan, VoiceCom Holdings, Inc. 1995 Stock Option Plan and VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan. As of December 31, 2002, a total of 222,629 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $11.027 per share. No additional options may be granted under those assumed plans.

Description of Plans and Individual Awards Not Approved by Shareholders

The Company’s 1998 Stock Plan (the “1998 Plan”) provides for the issuance of nonqualified stock options, restricted stock and stock appreciation rights to employees and consultants of the Company. A total of 8,000,000 shares of stock have been reserved for awards under the 1998 Plan. The terms of options granted under the 1998 Plan are established by the 1998 Stock Plan Committee, which is made up of at least two outside non-employee directors appointed from time to time by the Board of Directors. See further discussion in Note 17—”Equity Based Compensation Plans.”

The Company’s 1994 Stock Option Plan (the “1994 Plan”) provides for the grant of nonqualified stock options to employees. A total of 960,000 shares of common stock have been reserved for awards under the 1994 Plan. The terms of options granted under the 1994 Plan are established by the 1994 Stock Option Plan Committee, which is made up of at least two directors appointed from time to time by the Board of Directors. No additional options will be granted under this plan. See further discussion in Note 17—”Equity Based Compensation Plans.”

Individual stock option awards granted to former employees in connection with the acquisition of Voice-Tel Enterprises, Inc. consist of the following outstanding options: 100,000 shares with an exercise price of $5.50 that terminates on April 30, 2005; 125,000 shares with an exercise price of $5.50 that terminates on April 30, 2005; 15,000 options with an exercise price of $25.875 that terminates on May 2, 2005; 25,000 shares with an exercise price of $23.875 that terminates on April 30, 2003; 125,000 shares with an exercise price of $5.50 that terminates on April 30, 2005; 95,000 shares with an exercise price of $5.50 that terminates on April 30, 2005; and 200,000 shares with an exercise price of $10.25 that terminates on April 30, 2005.

Individual stock option awards granted to three former employees upon hire consist of the following outstanding options: 300,000 shares with an exercise price of $8.00 per share that was repriced to $.35 per share, which terminates on July 1, 2006 and 50,000 shares with an exercise price of $5.50 that terminates on June 8, 2006.

The individual stock option award granted to a non-employee contractor consists of 125,000 shares at an exercise price of $30.00 that terminates on April 22, 2003.

Item 13.           Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

Item 14.           Controls and Procedures

Evaluation of Disclosure Controls and Procedures. Within 90 days prior to the filing of this Annual Report on Form 10-K (the “Evaluation Date”), the Company’s Chief Executive Officer and its Chief Financial Officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the “Exchange Act”)). Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported in the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls. Since the Evaluation Date, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       1.        Financial Statements

The financial statements listed in the index set forth in Item 8 of this report are filed as part of this report.

2.        Financial Statement Schedules

Financial statement schedules required to be included in this report are either shown in the financial statements and notes thereto, included in Item 8 of this report, or have been omitted because they are not applicable.

3.        Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.2

Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.3

Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.4

Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1116827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.5

Stock Purchase Agreement, together with exhibits, dated September 12, 1997 by and among Premiere Technologies, Inc., VoiceCom Holdings, Inc. and the Shareholders of VoiceCom Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

2.6

Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.7

Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

Exhibit Number	Description

2.8

Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.9

Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.10

Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2

Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3

Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5

Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6

Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3

Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

Exhibit Number	Description

4.5

Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6

Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

10.1

Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.2

Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3

Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).**

10.4

Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).**

10.5

Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.6

Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Jeffrey A. Allred (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.7

Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.8

Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.9

Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.10	Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).**

10.11

Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 33- 80547)).**

Exhibit Number	Description

10.12

Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13

Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 33- 80547)).**

10.14	Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).**

10.15	Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.16	Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-17593)).**

10.17

Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

10.18

1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.19

1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.20

Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.21

Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 11, 1997 annual meeting of shareholders, filed April 30, 1997).**

10.22

First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).**

10.23	VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24

VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit Number	Description

10.26

Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.25	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.27	Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by, reference to Xpedite’s Registration Statement on Form S-1 (No. 33-73258)).

10.28	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.29	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.30

Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.31

Xpedite Systems, Inc. Officer’s Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).**

10.32

Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 22, 1999 Annual Meeting of Shareholders, filed on May 19, 1999).

10.33

Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.34

Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**

10.35

PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 7, 2000 Annual Meeting of Shareholders, filed April 28, 2000).**

10.36

Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.37

Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.38

Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

Exhibit Number	Description

10.39

Credit Agreement dated September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings, Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.40

Asset Sale Agreement, together with exhibits, dated August 25, 2000 by and between Telecare, Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.41

PTEK Holdings, Inc. Associate Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.42

PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.43	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

10.44	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.45

PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.46

PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.47	Premiere Technologies, Inc. 1994 Stock Option Plan.

10.48

PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.49

Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.50

Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.51

Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999.

Exhibit Number	Description

10.52

Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001.

10.53

Standard Office Lease dated May 23, 1996 by and between 2221 Bijou LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office lease dated September 1999.

10.54	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant, Premiere Communications, Inc. and Boland T. Jones.**

10.55	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant and Jeffrey A. Allred.**

10.56	Employment Offer Letter dated August 6, 2001 by the Registrant to Richard J. Buyens.**

10.57	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant.**

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant.**

10.59	Stock Pledge Agreement dated January 3, 2002 by and between Patrick G. Jones and the Registrant.**

10.60	Stock Pledge Agreement dated January 3, 2002 by and between Richard J. Buyens and the Registrant.**

10.61	Stock Pledge Agreement dated January 3, 2002 by and between Theodore P. Schrafft and the Registrant.**

10.62	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones.**

10.63	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred.**

10.64	Promissory Note dated January 3, 2002 payable to the Registrant by Patrick G. Jones.**

10.65	Promissory Note dated January 3, 2002 payable to the Registrant by Richard J. Buyens.**

10.66	Promissory Note dated January 3, 2002 payable to the Registrant by Theodore P. Schrafft.**

10.67	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham.**

10.68	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000.

10.69

Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Statement of Chief Executive Officer and Chief Financial Officer of PTEK Holdings, Inc.

      *    Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

    **    Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.

(b)       Reports on Form 8-K.

The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTEK Holdings, Inc.
By:	/s/ BOLAND T. JONES

Boland T. Jones, Chairman of the Board and Chief Executive Officer
Date: March 31, 2003

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOLAND T. JONES	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	March 31, 2003

Boland T. Jones

/s/ WILLIAM E. FRANKLIN	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 31, 2003

William E. Franklin

/s/ GEORGE W. BAKER, SR.	Director	March 27, 2003

George W. Baker, Sr.

/s/ RAYMOND H. PIRTLE, JR.	Director	March 31, 2003

Raymond H. Pirtle, Jr.

/s/ JEFFREY A. ALLRED	President and Chief Operating Officer and Director	March 31, 2003

Jeffrey A. Allred

/s/ JEFFREY T. ARNOLD	Director	March 31, 2003

Jeffrey T. Arnold

/s/ JEFFREY M. CUNNINGHAM	Director and Vice Chairman	March 27, 2003

Jeffrey M. Cunningham

/s/ HERMANN BUERGER	Director	March 31, 2003

Hermann Buerger

/s/ J. WALKER SMITH, JR.	Director	March 31, 2003

J. Walker Smith, Jr.

/s/ RANDOLPH L. BOOTH	Director	March 31, 2003

Randolph L. Booth

CERTIFICATION

I, Boland T. Jones, certify that:

1.         I have reviewed this Annual Report on Form 10-K of PTEK Holdings, Inc.;

2.         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)       presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003

/s/ BOLAND T. JONES

Boland T. Jones Chief Executive Officer PTEK Holdings, Inc.

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PTEK Holdings, Inc. and will be retained by PTEK Holdings, Inc. and furnished to the Securities and Exchange Commission upon request.

CERTIFICATION

I, William E. Franklin, certify that:

1.         I have reviewed this Annual Report on Form 10-K of PTEK Holdings, Inc.;

2.         Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.         Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)      evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)       presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this Annual Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
/s/ WILLIAM E. FRANKLIN

William E. Franklin Executive Vice President and Chief Financial Officer PTEK Holdings, Inc

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PTEK Holdings, Inc. and will be retained by PTEK Holdings, Inc. and furnished to the Securities and Exchange Commission upon request.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.2

Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.3

Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.4

Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1116827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.5

Stock Purchase Agreement, together with exhibits, dated September 12, 1997 by and among Premiere Technologies, Inc., VoiceCom Holdings, Inc. and the Shareholders of VoiceCom Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

2.6

Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.7

Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.8

Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.9

Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.10

Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

Exhibit Number	Description

3.2

Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3

Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5

Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6

Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3

Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.5

Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6

Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

10.1

Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.2

Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3

Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).**

Exhibit Number	Description

10.4

Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).**

10.5

Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.6

Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Jeffrey A. Allred (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.7

Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.8

Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.9

Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).**

10.10	Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).**

10.11

Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 33- 80547)).**

10.12

Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended, by Second Modification of Lease, dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13

Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 33- 80547)).**

10.14	Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).**

10.15	Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.16	Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-17593)).**

10.17

Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

Exhibit Number	Description

10.18

1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.19

1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.20

Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.21

Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 11, 1997 annual meeting of shareholders, filed April 30, 1997).**

10.22

First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).**

10.23	VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24

VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.25	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.26

Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.27	Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by, reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.28	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.29	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.30

Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.31

Xpedite Systems, Inc. Officer’s Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).**

Exhibit Number	Description

10.32

Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 22, 1999 Annual Meeting of Shareholders, filed on May 19, 1999).

10.33

Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.34

Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).**

10.35

PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 7, 2000 Annual Meeting of Shareholders, filed April 28, 2000).**

10.36

Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.37

Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.38

Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.39

Credit Agreement dated September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings, Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.40

Asset Sale Agreement, together with exhibits, dated August 25, 2000 by and between Telecare, Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.41

PTEK Holdings, Inc. Associate Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.42

PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.43	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

10.44	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.45

PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

Exhibit Number	Description

10.46

PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.47	Premiere Technologies, Inc. 1994 Stock Option Plan.

10.48

PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.49

Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.50

Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.51

Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999.

10.52

Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001.

10.53

Standard Office Lease dated May 23, 1996 by and between 2221 Bijou LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, Ltd., as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999.

10.54	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant, Premiere Communications, Inc. and Boland T. Jones.**

10.55	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant and Jeffrey A. Allred.**

10.56	Employment Offer Letter dated August 6, 2001 by the Registrant to Richard J. Buyens.**

10.57	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant.**

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant.**

10.59	Stock Pledge Agreement dated January 3, 2002 by and between Patrick G. Jones and the Registrant.**

10.60	Stock Pledge Agreement dated January 3, 2002 by and between Richard J. Buyens and the Registrant.**

Exhibit Number	Description

10.61	Stock Pledge Agreement dated January 3, 2002 by and between Theodore P. Schrafft and the Registrant.**

10.62	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones.**

10.63	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred.**

10.64	Promissory Note dated January 3, 2002 payable to the Registrant by Patrick G. Jones.**

10.65	Promissory Note dated January 3, 2002 payable to the Registrant by Richard J. Buyens.**

10.66	Promissory Note dated January 3, 2002 payable to the Registrant by Theodore P. Schrafft.**

10.67	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham.**

10.68	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000.

10.69

Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP.

99.1	Statement of Chief Executive Officer and Chief Financial Officer of PTEK Holdings, Inc.

______________

*          Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

**       Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 14(c) of this report.