Form 10-Q
period 2003-03-31
PTEK HOLDINGS INC
filed 2003-05-15
CIK 880804

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2003
Common Stock, $0.01 par value	53,535,901 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$52,788	$68,777
Restricted cash, current	1,250	—
Marketable securities, available for sale	677	641
Accounts receivable (less allowance of $7,386 and $7,074, respectively)	56,751	51,909
Prepaid expenses and other	8,889	8,872
Deferred income taxes, net	14,748	15,801

Total current assets	135,103	146,000

PROPERTY AND EQUIPMENT, NET	61,932	63,148

OTHER ASSETS
Goodwill	123,066	123,066
Intangibles, net	16,051	7,802
Deferred income taxes, net	5,420	6,648
Notes receivable-employees	2,005	2,083
Restricted cash, non-current	3,750	—
Other assets	3,113	3,346

	$350,440	$352,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$34,966	$37,110
Accrued taxes	8,658	8,250
Accrued liabilities	26,223	32,319
Current maturities of long-term debt and capital lease obligations	4,494	4,320
Accrued restructuring costs	1,608	1,898

Total current liabilities	75,949	83,897

LONG-TERM LIABILITIES
Convertible subordinated notes	172,500	172,500
Long-term debt and capital lease obligations	2,100	3,407
Other accrued liabilities	10,904	7,951

Total long-term liabilities	185,504	183,858

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, 58,789,975 and 58,733,628 shares issued at March 31, 2003 and December 31, 2002, respectively, and 53,437,475 and 53,540,828 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	588	587
Unrealized gain on marketable securities, available for sale	298	276
Additional paid-in capital	604,112	603,883
Unearned restricted stock compensation	(1,468)	(1,913)
Treasury stock, at cost	(22,739)	(22,112)
Note receivable, shareholder	(5,117)	(5,042)
Cumulative translation adjustment	(2,935)	(2,810)
Accumulated deficit	(483,752)	(488,531)

Total shareholders’ equity	88,987	84,338

	$350,440	$352,093

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002
	(Unaudited)
REVENUES	$89,220	$83,321
TELECOMMUNICATIONS COSTS	17,356	16,801

GROSS PROFIT	71,864	66,520
DIRECT OPERATING COSTS	13,316	13,080

CONTRIBUTION MARGIN	58,548	53,440
OTHER OPERATING EXPENSES
Selling and marketing	24,264	22,269
General and administrative	13,496	12,850
Research and development	2,004	2,207
Depreciation	5,533	5,234
Amortization	1,999	3,791
Equity based compensation	584	1,145

Total operating expenses	47,880	47,496

OPERATING INCOME	10,668	5,944

OTHER INCOME (EXPENSE)
Interest, net	(2,565)	(2,882)
Gain on sale of marketable securities	—	789
Other, net	281	(30)

Total other income (expense)	(2,284)	(2,123)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,384	3,821
INCOME TAX EXPENSE	3,605	1,741

INCOME FROM CONTINUING OPERATIONS	$4,779	$2,080

DISCONTINUED OPERATIONS
Loss from operations of Voicecom (including loss on disposal of $12,625 in 2002)	—	(18,454)
Income tax benefit	—	(6,459)

Loss on discontinued operations	—	(11,995)

NET INCOME (LOSS)	$4,779	$(9,915)

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE
Continuing operations	$0.09	$0.04
Discontinued operations	$—	$(0.23)

Net income (loss)	$0.09	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	52,711	52,848

Diluted	54,871	55,361

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(IN THOUSANDS)

	2003	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,779	$(9,915)
Adjustments to reconcile net loss to cash flows from operating activities:
Loss on discontinued operations	—	11,995
Depreciation	5,533	5,234
Amortization	1,999	3,791
Gain on sale of marketable securities	—	(789)
Deferred income taxes	2,266	1,741
Payments for restructuring costs	(290)	(1,039)
Equity based compensation	584	1,145
Changes in assets and liabilities:
Accounts receivable, net	(4,841)	(9,568)
Prepaid expenses and other receivables	(559)	9,098
Accounts payable and accrued expenses	(9,101)	(22,571)

Total adjustments	(4,409)	(963)

Net cash provided by (used in) operating activities from continuing operations	370	(10,878)
Net cash provided by operating activities from discontinued operations	—	164

Net cash provided by (used in) operating activities	370	(10,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,723)	(3,180)
Proceeds from sale of discontinued operation	—	7,248
Sale of marketable securities	—	875
Payments made for certain business assets	(6,382)	—
Increase in restricted cash for acquisitions	(5,000)	—

Net cash (used in) provided by investing activities from continuing operations	(14,105)	4,943
Net cash used in investing activities from discontinued operations	—	(155)

Net cash (used in) provided by investing activities	(14,105)	4,788

CASH FLOWS FROM FINANCING ACTIVITIES
Payments under borrowing arrangements	(1,133)	(670)
Purchase of treasury stock, at cost	(627)	(41)
Exercise of stock options, net of tax withholding payments	91	22

Net cash used in financing activities from continuing operations	(1,669)	(689)
Net cash used in financing activities from discontinued operations	—	(1,086)

Net cash used in financing activities	(1,669)	(1,775)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(585)	431

NET DECREASE IN CASH AND EQUIVALENTS	(15,989)	(7,270)
CASH AND EQUIVALENTS, beginning of period	68,777	48,023

CASH AND EQUIVALENTS, end of period	$52,788	$40,753

Supplemental Disclosure of Cash Flow Information: In February 2002, the Company made a discretionary non-cash contribution of $1.6 million in common stock to the Company’s 401(k) Plan.

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements have been prepared by management of PTEK Holdings, Inc. and its subsidiaries (collectively, the “Company” or “PTEK”) in accordance with rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures usually found in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management of the Company, all adjustments (consisting only of normal recurring adjustments, except as disclosed herein) considered necessary for a fair presentation of the condensed consolidated financial statements have been included. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Examples include provisions for bad debts, carrying values and useful lives assigned to intangible and other long-lived assets, and accrued liabilities. Actual results could differ from those estimates. These interim condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Included in accounts receivable at March 31, 2003 was earned but unbilled revenue of approximately $3.8 million at Premiere Conferencing, which resulted from weekly cycle billing that was implemented during the third quarter of 2002. Earned but unbilled revenue is billed within thirty days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to implement a new billing system at Premiere Conferencing are being capitalized. For the three months ended March 31, 2003 and 2002, the Company capitalized approximately $0.5 million and $0.6 million, respectively. These capitalized costs are being depreciated on a straight line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed in the three months ended March 31, 2003 and 2002 was approximately $0.2 million and $0.0 million, respectively.

Equity Based Compensation Plans

The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for awards (other than restricted share awards) issued under the Company’s stock based compensation plans where the exercise price of such award is equal to the market price of the underlying common stock at the date of grant. The Company provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted the disclosure only provision of SFAS No. 123. Had compensation expense for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in the three months ended March 31, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss):
As reported	$4,779	$(9,915)
Add: Stock-based employee compensation expense included in reporting net income, net of related tax effect	357	699
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(763)	(1,157)

Pro forma	$4,373	$(10,373)

Basic net income (loss) per share:
As reported	$0.09	$(0.19)
Pro forma	$0.08	$(0.20)
Diluted net income (loss) per share:
As reported	$0.09	$(0.19)
Pro forma	$0.08	$(0.19)

Basic and Diluted Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2003 and December 31, 2002, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, unvested restricted shares and stock options are potentially dilutive securities during the three months ended March 31, 2003 and 2002, respectively. For the period ended March 31, 2003 and 2002, the difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options and the unvested restricted shares, computed as follows:

	Three months ended March 31,
	2003	2002
Total weighted-average shares outstanding—Basic	52,711,161	52,847,923
Add common stock equivalents:
Stock options	1,199,408	1,674,222
Unvested restricted shares	960,613	838,736

Total weighted-average shares outstanding—Diluted	54,871,182	55,360,881

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to shareholders. Foreign currency translation adjustments and unrealized

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

gain on available-for-sale marketable securities represent the Company’s components of other comprehensive income. The following table shows total comprehensive income (loss) for the three months ended March 31, 2003 and 2002:

	March 31, 2003	March 31, 2002
Net income (loss)	$4,779	$(9,915)
Translation adjustments	(125)	615
Change in unrealized gain on marketable securities, net of tax	22	(380)

Comprehensive income (loss)	$4,676	$(9,680)

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 5—”Acquisitions and Dispositions.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2—“Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company adopted SFAS No. 146 for the fiscal year beginning January 1, 2003.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company adopted SFAS No. 146 for the fiscal year beginning January 1, 2003.

Exclusion of SFAS NO. 142 Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The balance of goodwill was $123.1 million as of March 31, 2003 and December 31, 2002. The Company determined there was no impairment of these assets as of March 31, 2003.

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2002 and March 31, 2003 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2002	Payments	Accrued Costs at March 31, 2003
Accrued restructuring costs:
Severance and exit costs	$1,396	$284	$1,112
Contractual obligations	220	6	214
Other	282	—	282

Accrued restructuring costs	$1,898	$290	$1,608

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to shrink headcount and reduce sales and administrative costs. During the first quarter of 2003, the Company paid approximately $0.3 million in severance and exit costs related to this plan.

4. MARKETABLE SECURITIES, AVAILABLE FOR SALE

“Marketable securities, available for sale” at March 31, 2003 and December 31, 2002, are principally common stock investments carried at fair value based on quoted market prices and mutual funds carried at amortized cost. At March 31, 2003 and December 31, 2002, the Company held investments in public companies with an aggregate market value of approximately $0.7 million and $0.6 million, respectively. During the three months ended March 31, 2002, the Company sold investments with aggregate proceeds less commissions of approximately $0.9 million and realized gains of approximately $0.8 million.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACQUISITIONS AND DISPOSITIONS

Xpedite

On January 16, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is classified on the balance sheet as restricted cash. In accordance with SFAS No. 141, “Business Combinations,” the Company has completed a third-party valuation of certain intangible assets. As a result of this valuation, approximately $1.1 million has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the three months ended March 31, 2002 were approximately $15.8 million and $(5.8) million, respectively.

Of the Voicecom transferred liabilities, approximately $3.5 million represents capital leases guaranteed by the Company as of March 31, 2003.

6. EQUITY BASED COMPENSATION

Options exchanged for restricted shares

In the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefor vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 per share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation is recognized as equity based compensation expense as these shares vest. For the three months ended March 31, 2003 and 2002, equity based compensation expense of approximately $0.4 million and $1.0 million, respectively, was recognized.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At March 31, 2003 the option count was approximately 612,000 due to the sale of Voicecom and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At March 31, 2003 and March 31, 2002, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted shares issued to executive management

Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The cost associated with the remaining restricted shares is recognized straight line through 2004 and the equity based compensation expense recorded for each of the three months ended March 31, 2003 and 2002 was approximately $0.1 million.

7. COMMITMENTS AND CONTINGENCIES

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. Plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). Claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court entered an Order for Judgment affirming the NASD Award. Plaintiffs filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003, which is pending.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and PTEK are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and PTEK include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest form March 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court entered an Order for Judgment affirming the NASD Award. Plaintiff filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003, which is pending.

On December 10, 2001, Voice-Tel Enterprises, Inc. (“Voice-Tel”) filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision,

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002.

On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. With the exception of expert and damages testimony, discovery has now concluded and the parties are awaiting a trial date contingent on the parties agreeing to submit all claims to arbitration. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation. On March 31, 2003, the federal court issued an Order granting in part and denying in part each of the parties’ Motions for Summary Judgment. As a result of the federal court’s rulings, Voice-Tel, PTEK and PCI contend the only remaining claims in federal court are alleged breach of franchise claims by and against Voice-Tel and JOBA, and the only claims to be arbitrated are breach of franchise agreement claims by and against Voice-Tel and Digital. JOBA and Digital disagree with this characterization. Voice-Tel, PTEK and PCI have filed a motion to clarify the federal court’s Order, and JOBA and Digital have filed a motion for reconsideration of the court’s Order as well as a cross-motion for clarification. The federal court will hold a hearing on these outstanding motions on June 4, 2003. The Digital arbitration had previously been scheduled for July 13, 2003; however, it is not clear at this time if the arbitration will proceed in whole or in part on that date.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County. EasyLink’s complaint alleges, among other things, that the Company entered into an agreement to purchase a secured promissory note in the original principal amount of $10 million and 1,423,980 shares of EasyLink’s Class A common stock for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink’s complaint alleges that it pursued such debt restructuring in reliance on its understanding that AT&T would participate in the restructuring on certain terms to which EasyLink and AT&T allegedly had agreed, and that AT&T misled EasyLink as to its intentions with respect to such restructuring. The complaint further alleges that AT&T disclosed confidential information of EasyLink to the Company in violation of AT&T’s agreements with EasyLink, and that such information was used by AT&T and the Company in furtherance of a joint scheme to force EasyLink out of the marketplace. EasyLink’s complaint also alleges that employees of the Company and Xpedite have knowingly made false statements to EasyLink’s customers, investors and creditors regarding EasyLink and its financial stability. EasyLink claims that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. EasyLink’s complaint seeks to (i) enjoin AT&T from selling the secured promissory note to the Company, improperly interfering with EasyLink’s business and contracts and disclosing EasyLink’s confidential information without EasyLink’s consent; (ii) compel AT&T to consummate EasyLink’s proposed restructuring; (iii) enjoin the Company and Xpedite from making false statements to EasyLink’s customers and creditors regarding EasyLink and its financial position; (iv) enjoin the Company from contacting EasyLink’s creditors and preventing the restructuring of EasyLink’s debt; and (v) enjoin the Company and Xpedite from using EasyLink’s confidential information and contacting EasyLink’s current and former employees to obtain such confidential information. EasyLink’s complaint also seeks unspecified damages from AT&T and the Company. The Company and Xpedite intend to defend this lawsuit and have filed a motion to dismiss the claims against them. A hearing on EasyLink’s application for a preliminary injunction was held on May 1, 2003. The court adjourned the hearing without ruling and directed the parties to explore settlement. The hearing was reconvened on May 13, 2003. The court again adjourned the hearing without ruling and directed the parties to explore settlement. The hearing is scheduled to reconvene on May 22, 2003.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. SEGMENT REPORTING

PTEK is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full suite of enhanced audio, automated audio and Web conferencing services for all forms of group communications activities. Xpedite offers a comprehensive suite of business services that enable actionable two-way communications which allow corporations to better acquire and retain customers as well as automate their core business processes. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications.

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$36.6	$33.3
Xpedite	52.7	50.0
Eliminations	(0.1)	—

	$89.2	$83.3

Revenues from discontinued operations:
Voicecom	$—	$15.8

Operating income (loss):
Operating income (loss) from continuing operations:
Premiere Conferencing	$7.2	$6.7
Xpedite	7.0	3.8
Holding Company	(3.5)	(4.6)

	$10.7	$5.9

Operating income (loss) from discontinued operations:
Voicecom	$—	$(5.7)

	March 31, 2003	December 31, 2002
Identifiable Assets:
Premiere Conferencing	$77.5	$75.5
Xpedite	209.0	190.5
Holding Company	63.9	86.1

	$350.4	$352.1

9. SUBSEQUENT EVENTS

The Board of Directors of the Company has authorized the Company’s management to repurchase the Company’s 5 ¾% convertible subordinated notes due on July 1, 2004 (the “Convertible Notes”), in the open market or in privately negotiated transactions, at management’s discretion. Between April 1 and May 12, 2003, the Company used existing cash to repurchase approximately $30 million in face value of the Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes.

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

“Depreciation” and “amortization” includes depreciation of computer and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements, capitalized software and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to ten years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include customer lists and developed technology. Intangible assets are amortized over the useful life of the asset generally ranging from three to seven years.

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

“Interest income” includes interest earned on highly liquid investments with a maturity at date of purchase of three months or less and interest on employee loans.

“Gain on sale of marketable securities” includes proceeds less commissions in excess of original cost on the sale of marketable securities available for sale. These marketable securities are traded on a national exchange with a readily determinable market price.

“EBITDA” is defined by the Company as income (loss) from continuing operations before interest, taxes, depreciation and amortization.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the Company’s consolidated financial statements contained herein and notes thereto.

RESULTS OF OPERATIONS

The following table presents selected financial information regarding the Company’s operating segments for the periods presented (amounts in millions):

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$36.6	$33.3
Xpedite	52.7	50.0
Eliminations	(0.1)	—

	$89.2	$83.3

Revenues from discontinued operations:
Voicecom	$—	$15.8

Operating income (loss):
Operating income (loss) from continuing operations:
Premiere Conferencing	$7.2	$6.7
Xpedite	7.0	3.8
Holding Company	(3.5)	(4.6)

	$10.7	$5.9

Operating income (loss) from discontinued operations:
Voicecom	$—	$(5.7)

ANALYSIS

Consolidated revenues increased 7.1% to $89.2 million for the three months ended March 31, 2003 compared with $83.3 million for the same period in 2002. On a segment basis:

•

Premiere Conferencing revenues were 41.0% and 40.0% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. Premiere Conferencing experienced a 9.8% increase from $33.3 million to $36.6 million for the three months ended March 31, 2003 compared with the same period in 2002. The overall growth in revenues at Premiere Conferencing resulted primarily from a 116.9% increase in international revenues and, domestically, from growth in minutes for its automated conferencing product offering.

•	Xpedite revenues were 59.0% and 60.0% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. Xpedite experienced a 5.4% growth in revenues from $50.0 million to $52.7 million for the three months ended March 31, 2003 compared with the same period in 2002. The overall growth resulted primarily from increased revenues from its messageReach and voiceReach products, which grew 58.3% from the same period last year, the beneficial impact of foreign currency exchange rates, and the additional customers acquired from Cable & Wireless USA, Inc. (“C&W”). This growth was mitigated by the continued decline in broadcast fax revenue which has declined from 66.7% to 61.3% of revenue for the three months ended March 31, 2003 compared to the same period in 2002.

Consolidated gross profit margins were 80.5% and 79.8% for the three months ended March 31, 2003 and 2002, respectively. Gross profit margin for the Premiere Conferencing segment declined to 82.0% for the three months ended March 31, 2003 from 84.3% for the comparable period in 2002. Premiere Conferencing’s decline resulted from a reduction in the average selling price per minute as the price per minute for both the attended and automated product declined and as revenues from the automated conferencing product, which carries a lower price per minute than the attended conference product, grew from 68.1% to 74.2% of total segment revenue relative to the same period last year. Gross profit margins for the Xpedite segment improved to 79.5% for the three months ended March 31, 2003 from 76.9% for the comparable period in 2002. This improvement was primarily due to growth in revenues from its higher margin products such as transactional fax, messageReach and voiceReach.

Consolidated direct costs of operations were 14.9% of revenues for the three months ended March 31, 2003 as compared with 15.7% for the same period of 2002. The decrease in these costs as a percentage of revenues was due primarily to the growth in revenues from the automated conferencing product as a percentage of total revenues, 30.4% for the three months ended March 31, 2003 up from 27.2% for the same period last year. The automated conferencing product requires almost no call center support as operators are not needed in the delivery of the service. At Premiere Conferencing, direct costs of operations as a percentage of revenues declined to 22.0% for the three months ended March 31, 2003 as compared with 25.7% for the same period of 2002, reflecting the growth in this segment’s revenue from automated conferencing services relative to its total revenue base. At Xpedite, direct costs of operations as a percentage of revenues increased to 10.1% for the three months ended March 31, 2003 as compared to 9.0% for the same period in 2002 due primarily to extra costs connected with the transitioning of services associated with the C&W acquisition in January 2003 on to the Xpedite platform.

Consolidated selling and marketing costs increased to 27.2% of revenues for the three months ended March 31, 2003 from 26.7% of revenues for the comparable 2002 period. At Premiere Conferencing, selling and marketing costs as a percentage of revenues grew from 20.9% for the three months ended March 31, 2002 to 23.7% for the comparable 2003 period mainly as a result of increased headcount, commissions and costs associated with sales training and sales conferences. At Xpedite, selling and marketing costs as a percent of revenues declined from 30.6% of revenues for the three months ended March 31, 2002 to 29.7% for the comparable 2003 period as costs remained relatively constant despite the 2.7% growth in revenue and the negative impact of the weaker dollar on expenses denominated in foreign currencies.

Consolidated research and development costs were 2.2% of revenues for the three months ended March 31, 2003 compared with 2.7% of revenues for the comparable period in 2002. Overall, these costs decreased approximately $0.2 million from period to period. The decrease in cost resulted from management’s directive to be more selective in its research and development projects, expending resources only on projects with a high probability of economic benefit.

Consolidated general and administrative costs decreased slightly to 15.2% of revenues for the three months ended March 31, 2003 from 15.4% of revenues for the same period in 2002. At Premiere Conferencing, general and administrative costs decreased as a percentage of revenues from 9.7% of revenues for the three months ended March 31, 2002 to 9.1% of revenues for the comparable period in 2003, driven primarily by continued revenue growth from its automated product which requires little incremental increase in back office support. At Xpedite, general and administrative costs increased as a percentage of revenues from 12.6% of revenue for the three months ended

March 31, 2002 to 14.3% of revenues for the comparable period in 2003, driven primarily by increases in corporate allocations, bad debt expense and salaries. At the Holding Company, general and administrative costs decreased approximately $0.6 million from approximately $3.3 million for the three months ended March 31, 2002 to approximately $2.7 million for the comparable period in 2003 primarily driven by increased allocations to the operating segments and reductions in employee costs.

Consolidated depreciation expense was 6.2% of revenues for the three months ended March 31, 2003 compared with 6.3% of revenues for the same period in 2002; absolute costs increased slightly by $0.3 million.

Consolidated amortization was 2.2% of revenues for the three months ended March 31, 2003 compared with 4.5% for the comparable 2002 period. The decrease in amortization expense for the three months ended March 31, 2003, was primarily the result of the asset impairment charges recorded in the fourth quarter of 2002, which related mainly to customer lists and one asset becoming fully amortized during the first quarter of 2003, both at Xpedite.

Net interest expense remained relatively flat at $2.6 million for the three months ended March 31, 2003 compared to $2.9 million for the 2002 period. Interest expense, net in the first quarter of 2003 is primarily comprised of interest on the Company’s convertible subordinated notes and interest income resulting from employee loans.

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

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations totaled approximately $0.4 million for the three months ended March 31, 2003, compared to cash used in continuing operations of approximately $10.9 million for the comparable 2002 period. The balance sheet movement in the first quarter of 2003 was mainly attributable to growth in accounts receivable of approximately $4.8 million due to growth in revenue and reductions in accounts payable and accrued liabilities associated with payments for bond interest, settlement of a lawsuit that was previously accrued, the 401(k) match in cash, and a significant payment to a telco vendor. A majority of the cash used in operating activities from continuing operations during the three months ended March 31, 2002 was attributed to the significant payments made in accounts payable and accrued expenses as well as the increased accounts receivable balance at Premiere Conferencing.

Investing activities from continuing operations used cash totaling approximately $14.1 million for the three months ended March 31, 2003, compared to cash provided by investing activities from continuing operations totaling $4.9 million for the same period in 2002. The principal uses of cash from investing activities in the first quarter of 2003 include payments made for the acquisition of C&W, approximately $6.4 million, an increase in restricted cash for the deferred payments related to this acquisition, $5.0 million, and capital expenditures in the three months ended March 31, 2003 of approximately $2.7 million. The principal source of cash from investing activities in the first quarter of 2002 was the sale of Voicecom. The approximately $7.2 million of proceeds from the sale of Voicecom were partially offset by capital expenditures of approximately $3.2 million.

Cash used in financing activities from continuing operations for the three months ended March 31, 2003 totaled $1.7 million, compared with cash used in financing activities from continuing operations of $0.7 million for the comparable 2002 period. Cash outflows for financing activities in the first quarter of 2003 and 2002 were primarily debt repayments on note obligations associated with Premiere Conferencing equipment loans of approximately $1.1 million and $0.7 million, respectively. In addition, the Company purchased treasury stock for approximately $0.6 million during the first quarter of 2003.

Management believes that cash and cash equivalents, marketable securities available for sale, and cash flows from operations should be sufficient to fund the Company’s capital expenditure needs and contractual commitments of its operating units for at least the next 12 months. As of March 31, 2003, the Company had $52.8 million of cash and cash equivalents compared to $68.8 million at December 31, 2002. Cash balances residing outside of the United States at March 31, 2003 were $13.3 million compared to $10.3 million at December 31, 2002. Net working capital at March 31, 2003 was $59.2 million compared to $62.1 million at December 31, 2002. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of PTEK and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments.

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

In July 1997, the Company issued $172.5 million of 5 ¾% convertible subordinated notes that mature on July 1, 2004 (the “Convertible Notes”). The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The annual interest commitment associated with these notes is $9.9 million and is paid semiannually on July 1 and January 1 of each year.

We cannot assure that we will generate sufficient cash flow to enable us to repay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow in the future, we may need to refinance all or a portion of our indebtedness on or before maturity. We will continue to evaluate the most efficient use of our capital, and will likely seek strategic alternatives for portions of our business or a refinancing arrangement to address the maturity of the Convertible Notes on July 1, 2004. Depending upon market conditions, these alternatives may include purchasing, refinancing or otherwise retiring a portion of the Convertible Notes in the open market. Certain refinancing alternatives may have a significant impact on the Company’s working capital and liquidity ratios. Management believes that the Company will generate adequate operating cash flows for capital expenditure needs and contractual commitments for at least the next 12 months.

SUBSEQUENT EVENTS

The Board of Directors of the Company has authorized the Company’s management to repurchase the Convertible Notes, in the open market or in privately negotiated transactions, at management’s discretion. Between April 1 and May 12, 2003, the Company used existing cash to repurchase approximately $30 million in face value of the Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes.

EBITDA TO OPERATING CASH FLOW

“EBITDA” is considered a measure of liquidity. Management uses this measure as an indicator of cash generated solely from operating activities and is an important measurement of each business unit’s contribution towards overall liquidity. Further, it provides management with a consistent measurement tool for evaluating the operating activities of a business unit before investing activities, interest and taxes. EBITDA is a non-standard accounting term as defined by GAAP. Management believes the most directly comparable GAAP financial measure is “net cash provided by operating activities from continuing operations” presented in the Consolidated Statements of Cash Flows. EBITDA is reconciled directly to net cash provided by operating activities from continuing operations below:

	Three Months Ended
	March 31, 2003	March 31, 2002
	(Unaudited)
EBITDA	$18,481	$15,728
Add:
Equity Based Compensation	584	1,145
Movement in prepaids and other assets	(559)	9,098
Movement in accounts receivable, net	(4,841)	(9,568)
Movement in accruals and other liabilities	(9,391)	(23,610)
Deferred Income tax movement	2,266	1,741
Less:
Gain on sale of marketable securities	—	(789)
Interest, net	(2,565)	(2,882)
Tax expense	(3,605)	(1,741)

Net cash provided by (used in) operating activities from continuing operations	$370	$(10,878)

At March 31, 2003, the Company’s principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, capital lease obligations, operating lease obligations and semi-annual interest on the Convertible Notes.

RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2002 and March 31, 2003 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2002	Payments	Accrued Costs at March 31, 2003
Accrued restructuring costs:
Severance and exit costs	$1,396	$284	$1,112
Contractual obligations	220	6	214
Other	282	—	282

Accrued restructuring costs	$1,898	$290	$1,608

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to shrink headcount and reduce sales and administration costs. During the first quarter of 2003, the Company paid approximately $0.3 million in severance and exit costs related to this plan.

ACQUISITION

On January 16, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of C&W, and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is classified on the balance sheet as restricted cash. In accordance with SFAS No. 141, “Business Combinations,” the

Company has completed a third-party valuation of certain intangible assets. As a result of this valuation, approximately $1.1 million has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon the Company’s consolidated condensed financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the consolidated condensed financial statements require the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses, and related disclosure of contingent assets and liabilities. The Company has reviewed the accounting policies used in reporting its financial results on a regular basis. Management has reviewed these critical accounting policies and related disclosures with the Company’s Audit Committee. The Company has identified the policies below as critical to its business operations and the understanding of its financial condition and results of operations:

•	Revenue recognition

•	Allowance for uncollectible accounts receivable

•	Goodwill and other intangible assets

•	Income taxes

•	Investments

•	Restructuring costs

•	Legal contingencies

For a detailed discussion on the application of these accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 5—“Acquisitions and Dispositions.”

In December 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2—“Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company adopted SFAS No. 146 for the fiscal year beginning January 1, 2003.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company adopted SFAS No. 146 for the fiscal year beginning January 1, 2003.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK’s forward-looking statements, including the following factors:

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of WorldCom and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code;

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringements claims;

•	Our ability to service, repay or refinance all or a portion of our convertible notes issued to the public, which mature on July 1, 2004;

•	The failure of the purchaser to pay the liabilities assumed in, or incurred after, the sale of the Voicecom business unit;

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filing by WorldCom and Global Crossing for protection under Chapter 11 of the United States Bankruptcy Code;

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	Risks associated with expansion of our international operations;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•	Legislative or regulatory changes may adversely affect the businesses in which we are engaged;

•	Changes in the securities markets may negatively impact us;

•	Factors described under the caption “Risk Factors Affecting Future Performance” in our Form 10-K for the year ended December 31, 2002; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

At March 31, 2003, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company’s fixed rate convertible subordinated notes outstanding at March 31, 2003, by approximately $16.0 million.

Approximately 34.5% of the Company’s revenues and 33.3% of its operating costs and expenses were transacted in foreign currencies for the three-month period ended March 31, 2003. As a result, fluctuations in exchange rates impact the amount of the Company’s reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the three-month period ended March 31, 2003 by approximately $3.1 million and operating costs and expenses for the three-month period ended March 31, 2003 by approximately $2.5 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc. (collectively “Equitable”). The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. Plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, Plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). Claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from

January 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court entered an Order for Judgment affirming the NASD Award. Plaintiffs filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003, which is pending.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and PTEK are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and PTEK include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest form March 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court entered an Order for Judgment affirming the NASD Award. Plaintiff filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003, which is pending.

On December 10, 2001, Voice-Tel Enterprises, Inc. (“Voice-Tel”) filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. With the exception of expert and damages testimony, discovery has now concluded and the parties are awaiting a trial date contingent on the parties agreeing to submit all claims to arbitration. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation. On

March 31, 2003, the federal court issued an Order granting in part and denying in part each of the parties’ Motions for Summary Judgment. As a result of the federal court’s rulings, Voice-Tel, PTEK and PCI contend the only remaining claims in federal court are alleged breach of franchise claims by and against Voice-Tel and JOBA, and the only claims to be arbitrated are breach of franchise agreement claims by and against Voice-Tel and Digital. JOBA and Digital disagree with this characterization. Voice-Tel, PTEK and PCI have filed a motion to clarify the federal court’s Order, and JOBA and Digital have filed a motion for reconsideration of the court’s Order as well as a cross-motion for clarification. The federal court will hold a hearing on these outstanding motions on June 4, 2003. The Digital arbitration had previously been scheduled for July 13, 2003; however, it is not clear at this time if the arbitration will proceed in whole or in part on that date.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County. EasyLink’s complaint alleges, among other things, that the Company entered into an agreement to purchase a secured promissory note in the original principal amount of $10 million and 1,423,980 shares of EasyLink’s Class A common stock for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink’s complaint alleges that it pursued such debt restructuring in reliance on its understanding that AT&T would participate in the restructuring on certain terms to which EasyLink and AT&T allegedly had agreed, and that AT&T misled EasyLink as to its intentions with respect to such restructuring. The complaint further alleges that AT&T disclosed confidential information of EasyLink to the Company in violation of AT&T’s agreements with EasyLink, and that such information was used by AT&T and the Company in furtherance of a joint scheme to force EasyLink out of the marketplace. EasyLink’s complaint also alleges that employees of the Company and Xpedite have knowingly made false statements to EasyLink’s customers, investors and creditors regarding EasyLink and its financial stability. EasyLink claims that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. EasyLink’s complaint seeks to (i) enjoin AT&T from selling the secured promissory note to the Company, improperly interfering with EasyLink’s business and contracts and disclosing EasyLink’s confidential information without EasyLink’s consent; (ii) compel AT&T to consummate EasyLink’s proposed restructuring; (iii) enjoin the Company and Xpedite from making false statements to EasyLink’s customers and creditors regarding EasyLink and its financial position; (iv) enjoin the Company from contacting EasyLink’s creditors and preventing the restructuring of EasyLink’s debt; and (v) enjoin the Company and Xpedite from using EasyLink’s confidential information and contacting EasyLink’s current and former employees to obtain such confidential information. EasyLink’s complaint also seeks unspecified damages from AT&T and the Company. The Company and Xpedite intend to defend this lawsuit and have filed a motion to dismiss the claims against them. A hearing on EasyLink’s application for a preliminary injunction was held on May 1, 2003. The court adjourned the hearing without ruling and directed the parties to explore settlement. The hearing was reconvened on May 13, 2003. The court again adjourned the hearing without ruling and directed the parties to explore settlement. The hearing is scheduled to reconvene on May 22, 2003.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

99.1	Statement of Chief Executive Officer and Chief Financial Officer of PTEK Holdings, Inc.

(b)	Reports on Form 8-K:

The following report on Form 8-K was filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported	Entities For Which Financial Statements Filed
01/15/03	Item 5—Other Events to announce the continuation of PTEK Holdings, Inc.’s stock repurchase program.	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2003	PTEK HOLDINGS, INC.

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ WILLIAM E. FRANKLIN
William E. Franklin Executive Vice President and Chief Financial Officer PTEK Holdings, Inc

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to PTEK Holdings, Inc. and will be retained by PTEK Holdings, Inc. and furnished to the Securities and Exchange Commission upon request.

EXHIBIT INDEX

Exhibit Number	Exhibit Description
99.1	Statement of Chief Executive Officer and Chief Financial Officer of PTEK Holdings, Inc.