Form 10-Q
period 2003-06-30
PTEK HOLDINGS INC
filed 2003-08-14
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $0.01 par value	Outstanding at August 11, 2003 54,066,090 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

SIGNATURES	34

EXHIBIT INDEX	35

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

	June 30, 2003	December 31, 2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,453	$68,777
Restricted cash, current	1,250	—
Marketable securities, available for sale	272	641
Accounts receivable (less allowance of $6,749 and $7,074, respectively)	56,694	51,909
Prepaid expenses and other	5,708	8,872
Deferred income taxes, net	13,614	15,801

Total current assets	107,991	146,000
PROPERTY AND EQUIPMENT, NET	60,499	63,148
OTHER ASSETS
Goodwill	123,066	123,066
Intangibles, net	15,040	7,802
Deferred income taxes, net	3,546	6,648
Notes receivable-employees	2,086	2,083
Restricted cash, non-current	3,438	—
Other assets	3,227	3,346

	$318,893	$352,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$32,613	$37,110
Accrued taxes	8,160	8,250
Accrued liabilities	30,723	32,319
Current maturities of long-term debt and capital lease obligations	4,002	4,320
Accrued restructuring costs	883	1,898

Total current liabilities	76,381	83,897
LONG-TERM LIABILITIES
Convertible subordinated notes	133,000	172,500
Long-term debt and capital lease obligations	1,534	3,407
Other accrued liabilities	10,935	7,951

Total long-term liabilities	145,469	183,858
COMMITMENTS AND CONTINGENCIES (Note 7)
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, 53,603,148 and 58,733,628 shares issued at June 30, 2003 and December 31, 2002, respectively, and 53,603,148 and 53,540,828 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	536	587
Unrealized gain on marketable securities, available for sale	74	276
Additional paid-in capital	581,966	603,883
Unearned restricted stock compensation	(1,256)	(1,913)
Treasury stock, at cost	—	(22,112)
Note receivable, shareholder	(5,193)	(5,042)
Cumulative translation adjustment	(2,065)	(2,810)
Accumulated deficit	(477,019)	(488,531)

Total shareholders’ equity	97,043	84,338

	$318,893	$352,093

See notes to the condensed consolidated financial statements.

P TEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

REVENUES	$94,851	$87,408	$184,071	$170,729
TELECOMMUNICATIONS COSTS	19,444	17,077	36,800	33,878

GROSS PROFIT	75,407	70,331	147,271	136,851
DIRECT OPERATING COSTS	13,490	13,378	26,806	26,458

CONTRIBUTION MARGIN	61,917	56,953	120,465	110,393

OTHER OPERATING EXPENSES:
Selling and marketing	26,845	22,729	51,109	44,998
General and administrative	13,548	12,928	27,044	25,777
Research and development	2,178	1,828	4,182	4,036
Depreciation	5,740	5,782	11,273	11,016
Amortization	1,416	2,362	3,415	6,153
Equity based compensation	541	181	1,125	1,326
Legal settlements	—	3,275	—	3,275

Total operating expenses	50,268	49,085	98,148	96,581

OPERATING INCOME	11,649	7,868	22,317	13,812

OTHER INCOME (EXPENSE):
Interest, net	(2,256)	(2,774)	(4,821)	(5,656)
Gain on sale of marketable securities	501	—	501	789
Gain on repurchase of bonds	1,397	—	1,397	—
Other, net	126	(53)	407	(83)

Total other income (expense)	(232)	(2,827)	(2,516)	(4,950)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,417	5,041	19,801	8,862
INCOME TAX EXPENSE	4,663	2,142	8,268	3,883
INCOME FROM CONTINUING OPERATIONS	$6,754	$2,899	$11,533	$4,979

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom (including a loss on disposal of $1,262 and $13,887 for the three and six months ended June 30, 2002,respectively)	(132)	(1,262)	(132)	(19,716)
Income tax benefit	(51)	(442)	(51)	(6,901)

Loss on discontinued operations	(81)	(820)	(81)	(12,815)

NET INCOME (LOSS)	$6,673	$2,079	$11,452	$(7,836)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.13	$0.05	$0.22	$0.09
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.24)

Net income (loss)	$0.13	$0.04	$0.22	$(0.15)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.12	$0.05	$0.21	$0.09
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.23)

Net income (loss)	$0.12	$0.04	$0.21	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	53,168	53,739	52,591	53,296

Diluted	55,817	56,437	54,954	55,715

See notes to the condensed consolidated financial statements.

P TEK HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS, UNAUDITED)

	Six Months Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$11,452	$(7,836)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss on discontinued operations	81	12,815
Depreciation	11,273	11,016
Amortization	3,415	6,153
Gain on sale of marketable securities	(501)	(789)
Deferred income taxes	5,429	2,065
Payments for restructuring, merger costs and other special charges	(549)	(1,770)
Gain on repurchase of bonds	(1,397)	—
Equity based compensation	1,125	1,326
Changes in assets and liabilities:
Accounts receivable, net	(4,784)	(15,470)
Prepaid expenses and other receivables	3,280	8,691
Accounts payable and accrued expenses	(8,998)	(14,589)

Total adjustments	8,374	9,448

Net cash provided by operating activities from continuing operations	19,826	1,612

Net cash provided by operating activities from discontinued operations	—	164

Net cash provided by operating activities	19,826	1,776

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,124)	(6,813)
Proceeds from sale of discontinued operation	—	7,248
Sale of marketable securities	541	875
Business acquisitions	(6,782)	—
Increase in restricted cash for acquisitions, net	(4,688)	—

Net cash (used in) provided by investing activities from continuing operations	(18,053)	1,310

Net cash used in investing activities from discontinued operations	—	(155)

Net cash (used in) provided by investing activities	(18,053)	1,155

CASH FLOWS FROM FINANCING ACTIVITIES
Payments under borrowing arrangements	(2,192)	(1,476)
Payments for bond repurchase	(37,901)	—
Proceeds from borrowing arrangement	—	4,000
Purchase of treasury stock, at cost	(627)	(537)
Exercise of stock options, net of tax withholding payments	363	181

Net cash (used in) provided by financing activities from continuing operations	(40,357)	2,168

Net cash used in financing activities from discontinued operations	—	(1,086)

Net cash (used in) provided by financing activities	(40,357)	1,082

EFFECT OF EXCHANGE RATE CHANGES ON CASH	260	1,370

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(38,324)	5,383
CASH AND EQUIVALENTS, beginning of period	68,777	48,023

CASH AND EQUIVALENTS, end of period	$30,453	$53,406

Supplemental Disclosure of Cash Flow Information: In February 2002, the Company made a discretionary non-cash contribution of $1.6 million in common stock to the Company’s 401(k) Plan.

See notes to the condensed consolidated financial statements.

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

Accounts Receivable

Included in accounts receivable at June 30, 2003 was earned but unbilled revenue of approximately $2.8 million at Premiere Conferencing, which resulted from weekly cycle billing that was implemented during the third quarter of 2002. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For the three months ended June 30, 2003 and 2002, the Company capitalized $0.9 million and $0.7 million, respectively. For the six months ended June 30, 2003 and 2002, the Company capitalized $1.4 million and $1.3 million, respectively. These costs are amortized on a straight-line basis over the estimated life of the software, not to exceed three years. Depreciation expense recorded for phases completed in the three and six months ended June 30, 2003 was $0.2 million and $0.5 million, respectively. Depreciation expense recorded for phases completed in the three and six months ended June 30, 2002 was $0.1 million and $0.1 million respectively.

Equity Based Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for awards (other than restricted share awards) issued under the Company’s stock-based compensation plans where the exercise price of such award is equal to the market price of the underlying common stock at the date of grant. The Company provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted the disclosure-only provision of SFAS No. 123. If compensation expense for the Company’s stock option grants described above had been determined based on the fair value at the grant date for awards in the three and six months ended June 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss):
As reported	$6,673	$2,079	$11,452	$(7,836)
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	320	104	677	804
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(926)	(1,031)	(1,689)	(2,188)

Pro forma	$6,067	$1,152	$10,440	$(9,220)

Basic net income (loss) per share:
As reported	$0.13	$0.04	$0.22	$(0.15)
Pro forma	$0.11	$0.02	$0.20	$(0.17)
Diluted net income (loss) per share:
As reported	$0.12	$0.04	$0.21	$(0.14)
Pro forma	$0.11	$0.02	$0.19	$(0.17)

Basic and Diluted Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2003 and December 31, 2002, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested. Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, unvested restricted shares and stock options are potentially dilutive securities during the three and six months ended June 30, 2003 and 2002, respectively. For the three and six months ended June 30, 2003 and 2002, the difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options and the unvested restricted shares, computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Total weighted-average shares outstanding – Basic	53,168,046	53,739,325	52,590,627	53,296,087
Add common stock equivalents:
Stock options	1,718,001	1,915,990	1,432,650	1,638,923
Unvested restricted shares	930,544	781,185	930,544	780,146

Total weighted-average shares outstanding – Diluted	55,816,591	56,436,500	54,953,821	55,715,156

Treasury Stock

All treasury stock transactions are recorded at cost. During the second quarter of 2003, at the directive of executive management, the Company cancelled all shares of outstanding treasury stock.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to shareholders. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company’s components of other comprehensive income. The following table shows total comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income (loss)	$6,673	$2,079	$11,452	$(7,836)
Translation adjustments	870	889	745	1,504
Change in unrealized gain on marketable securities, net of tax	(137)	(95)	(115)	(475)
Comprehensive income (loss)	$7,406	$2,873	$12,082	$(6,807)

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our Condensed Consolidated Financial Statements as we did not have any financial instruments with characteristics of both liabilities and equity during the quarter ended June 30, 2003.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 5 —”Acquisitions and Dispositions.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2 —”Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. As the Company does not intend to adopt the provisions of SFAS

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company adopted SFAS No. 145 for the fiscal year beginning January 1, 2003.

Exclusion of SFAS NO. 142 Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test. The balance of goodwill was $123.1 million as of June 30, 2003 and December 31, 2002. The Company determined there was no impairment of these assets as of June 30, 2003.

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	June 30, 2003			December 31, 2002

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to amortization	$96,192	$(81,152)	$15,040	$85,539	$(77,737)	$7,802

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2002 and June 30, 2003 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2002	Payments	Non-Cash Costs	Reversal of Charge	Accrued Costs at June 30, 2003

Accrued restructuring costs:
Severance and exit costs	$1,396	$602	$—	$—	$794
Contractual obligations	220	7	—	124	89
Other	282	—	206	76	—

Accrued restructuring costs	$1,898	$609	$206	$200	$883

In the fourth quarter of 2002, Xpedite and the Company terminated employees pursuant to a plan to reduce headcount and other sales and administrative costs. During the first six months of 2003, the Company paid approximately $0.6 million in severance and exit costs related to this plan and approximately $0.2 million in non-cash costs associated with exiting the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments.

In the fourth quarter of 2001 the Company completed a realignment of workforce in the former Voicecom operating segment. A portion of these costs were related to the future minimum lease payments for one of the network equipment sites that was eliminated as part of this plan. The Company was able to terminate this lease during 2003 and therefore approximately $0.2 million of costs were reversed to the discontinued operations line.

4.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

“Marketable securities, available for sale” at June 30, 2003 and December 31, 2002, are principally common stock investments carried at fair value based on quoted market prices and mutual funds carried at amortized cost. At June 30, 2003 and December 31, 2002, the Company held investments in public companies with an aggregate market value of approximately $0.3 million and $0.6 million, respectively. During the three months ended June 30, 2003, the Company sold investments with aggregate proceeds less commissions of approximately $0.5 million and realized gains of approximately $0.5 million. During the three months ended March 31, 2002, the Company sold investments with aggregate proceeds less commissions of approximately $0.9 million and realized gains of approximately $0.8 million.

5.	ACQUISITIONS AND DISPOSITIONS

Xpedite

On April 30, 2003, Xpedite and its Canadian subsidiary acquired substantially all of the assets of BillWhiz, Inc. d/b/a Linkata Technologies, a Canadian company. The Company will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price over a three-year earn-out period based on the achievement of specified revenue targets. If the earn-out is achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the three and six months ended June 30, 2002 were approximately $15.8 million and $(5.8) million, respectively.

Of the Voicecom transferred liabilities, approximately $2.7 million represents capital leases guaranteed by the Company as of June 30, 2003. As of June 30, 2003, Voicecom owes one of our affiliates approximately $5.1 million for telecommunication services.

6.	EQUITY BASED COMPENSATION

Options exchanged for restricted shares

In the fourth quarter of 2001, the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 per share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation is recognized as equity based compensation expense as these shares vest. For the three and six months ended June 30, 2003, equity based compensation expense of approximately $0.1 million and $0.4 million, respectively, was recognized. For the three and six months ended June 30, 2002, equity based compensation expense of approximately $40,000 and $1.0 million, respectively, was recognized. The Company has agreed to lend to certain members of the executive management of the Company the amount of taxes due with respect to the restricted shares received in the exchange program, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted shares. The amounts loaned during the three and six months ended June 30, 2002 were approximately $0.0 and $0.1 million, respectively. There were no amounts loaned during the three and six months ended June 30, 2003. The outstanding balance of these loans on both June 30, 2003 and December 31, 2002 was approximately $0.7 million.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At June 30, 2003, the Company had approximately 561,000 of these options outstanding. The decrease in number of options outstanding is due to the sale of the Voicecom operating segment and other option cancellations. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.32 to $29.25. At both June 30, 2003 and 2002, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted shares issued to executive management

Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The cost associated with the remaining restricted shares is recognized straight line through 2004 and the equity based compensation expense recorded for each of the three and six months ended June 30, 2003 and 2002 was approximately $0.1 million and $0.3 million, respectively. At the time of the award, the Company agreed to lend to these members of executive management the amount of taxes due with respect to the shares of restricted stock granted, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted stock. The amounts loaned during the three and six months ended June 30, 2002 were approximately $0.1 million and $0.1 million, respectively. The amounts loaned during the three and six months ended June 30, 2003 were approximately $0.1 million and $0.2 million, respectively. The outstanding balance of these loans on June 30, 2003 and December 31, 2002 was approximately $0.7 million and $0.5 million, respectively.

Other stock compensation expense

During the second quarter of 2003, the Company recognized stock compensation expense of approximately $0.3 million as a result of the acceleration of options associated with the resignation of several board members.

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc., collectively “Equitable”. The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. Plaintiffs have alleged that two of the named defendants, allegedly

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, Plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). Claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court entered an Order for Judgment affirming the NASD Award. Plaintiffs filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003. On May 30, 2003, the New Jersey Court issued its Amended Order for Judgment, which effectively denied the Plaintiffs’ Motion. Xpedite has filed a Notice of Appeal with the New Jersey Court of Appeals. The Claimants and Xpedite have reached a settlement in principle; however, no settlement agreement has been signed yet.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and PTEK are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and PTEK include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest form March 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

entered an Order for Judgment affirming the NASD Award. Plaintiff filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003. On May 30, 2003, the New Jersey Court issued its Amended Order for Judgment, which effectively denied the Plaintiffs’ Motion. Xpedite has filed a Notice of Appeal with the New Jersey Court of Appeals. The Claimants and Xpedite have reached a settlement in principle; however, no settlement agreement has been signed yet.

On December 10, 2001, Voice-Tel Enterprises, Inc. (“Voice-Tel”) filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation. On March 31, 2003, the federal court issued an Order granting in part and denying in part each of the parties’ Motions for Summary Judgment. As a result of the federal court’s rulings, Voice-Tel, PTEK and PCI contend the only remaining claims in federal court are alleged breach of franchise claims by and against Voice-Tel and JOBA, and the only claims to be arbitrated are breach of franchise agreement claims by and against Voice-Tel and Digital. JOBA and Digital disagree with this characterization. Voice-Tel, PTEK and PCI have filed a motion to clarify the federal court’s Order, and JOBA and Digital filed a motion for reconsideration of the court’s Order as well as a cross-motion for clarification. On June 17, 2003, the federal court agreed that PCI and PTEK were not parties to the arbitration and that Voice-Tel would not have to re-litigate issues relative to the grand solution or the national accounts program in arbitration. The Digital arbitration began on July 13, 2003 and concluded on July 29, 2003. There is no date set for trial.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County (referred to as “EasyLink I”). EasyLink’s complaint alleges, among other things, that the Company entered into agreements to purchase a secured promissory note (the “Note”) in the original principal amount of $10 million (the “Note Purchase Agreement”) and 1,423,980 shares of EasyLink’s Class A common stock (the “Stock Purchase Agreement”) for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink’s complaint alleges that it pursued such debt restructuring in reliance on its understanding that AT&T would participate in the restructuring on certain terms to which EasyLink and AT&T allegedly had agreed, and that AT&T misled EasyLink as to its intentions with respect to such restructuring. The complaint further alleges that AT&T disclosed confidential information of EasyLink to the Company in violation of AT&T’s agreements with EasyLink, and that such information was used by AT&T and the Company in furtherance of a joint scheme to force EasyLink out of the marketplace. EasyLink’s complaint also alleges that the Company’s employees and those of Xpedite have knowingly made false statements to EasyLink’s customers, investors and creditors regarding EasyLink and its financial stability. EasyLink claims that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. EasyLink’s complaint seeks to (i) enjoin AT&T from selling the secured promissory note to the Company, improperly interfering with EasyLink’s business and contracts and disclosing EasyLink’s confidential information without EasyLink’s consent; (ii) compel AT&T to consummate EasyLink’s proposed restructuring; (iii) enjoin the Company

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and Xpedite from making false statements to EasyLink’s customers and creditors regarding EasyLink and its financial position; (iv) enjoin the Company from contacting EasyLink’s creditors and preventing the restructuring of EasyLink’s debt; and (v) enjoin the Company and Xpedite from using EasyLink’s confidential information and contacting EasyLink’s current and former employees to obtain such confidential information. EasyLink’s complaint also seeks unspecified damages from AT&T and the Company. The Company and Xpedite filed a motion to dismiss the claims against them. A hearing on EasyLink’s application for a preliminary injunction was held on May 1, 2003. The court adjourned the hearing without ruling and directed the parties to explore settlement. The hearing was reconvened on May 13, 2003. The court again adjourned the hearing without ruling and directed the parties to explore settlement. The hearing was scheduled to reconvene on May 22, 2003. On June 26, 2003, the Trial Judge issued an oral opinion dismissing each and every cause of action against the Company, AT&T and Xpedite. On July 11, 2003, the court entered an order granting AT&T’s, the Company’s and Xpedite’s motions to dismiss Easylink’s complaint, without prejudice and without costs.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

8.	LONG-TERM DEBT

In July 1997, the Company issued $172.5 million of 5¾% convertible subordinated notes that mature on July 1, 2004 (the “2004 Convertible Notes”). The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events.

The Board of Directors of the Company authorized the Company’s management to redeem or repurchase the 2004 Convertible Notes in the open market or in privately negotiated transactions, at management’s discretion. During the second quarter of 2003, the Company used existing cash to repurchase approximately $39.5 million in face value of the 2004 Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes. The principal balance of the 2004 Convertible Notes at June 30, 2003 was $133.0 million.

9.	SEGMENT REPORTING

PTEK is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio and Web-based collaboration solutions, and Xpedite offers enhanced electronic information delivery solutions through various modalities, including fax, e-mail, wireless and voice. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications.

Premiere Conferencing has historically relied on sales through a particular customer, IBM, for a significant portion of its revenues. Sales to that customer accounted for approximately 11.4% of consolidated revenue from continuing operations (27.5% of Premiere Conferencing’s revenue) for the six months ended June 30, 2003 and 11.9% of consolidated revenue from continuing operations (29.6% of Premiere Conferencing’s revenue) for the six months ended June 30, 2002.

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Revenues from continuing operations:
Premiere Conferencing	$39.7	$35.0	$76.3	$68.4
Xpedite	55.2	52.4	107.9	102.4
Eliminations	(0.0)	(0.0)	(0.1)	(0.1)

	$94.9	$87.4	$184.1	$170.7

Revenues from discontinued operations:
Voicecom	$—	$—	$—	$15.8

Operating income (loss):
Operating income (loss) from continuing operations:
Premiere Conferencing	$7.8	$8.7	$15.0	$15.4
Xpedite	7.6	6.9	14.6	10.7
Holding Company	(3.7)	(7.7)	(7.3)	(12.3)

	$11.7	$7.9	$22.3	$13.8

Operating loss from discontinued operations:
Voicecom	$—	$—	$—	$(5.7)

	June 30, 2003	December 31, 2002

Identifiable Assets:
Premiere Conferencing	$77.9	$75.5
Xpedite	202.2	190.5
Holding Company	38.8	86.1

	$318.9	$352.1

10.	SUBSEQUENT EVENTS

On July 31, 2003, EasyLink filed a Notice of Appeal to the July 11, 2003 court order dismissing the EasyLink I complaint. In addition, on July 31, 2003, EasyLink filed a new lawsuit against the Company, Xpedite and AT&T in the Law Division of the Superior Court of New Jersey, Middlesex County (referred to as “EasyLink II”). The Company or Xpedite are named in Counts Three, Four and Six; AT&T is named in Counts One, Two, Three and Five. The causes of action asserted against AT&T alone allege breach of contract (to which the Company is not a party), breach of fiduciary duty based on assertions that AT&T failed to disclose its dealings with the Company to EasyLink, agreed to the Note Purchase Agreement after previously agreeing to sell the Note to EasyLink, disclosed confidential information to the Company and precluded EasyLink from obtaining a working capital loan. The Third Cause of Action seeks a declaratory judgment to the effect that the Note Purchase Agreement and Stock Purchase Agreement constitute illegal, unenforceable contracts as a matter of law and violate Section 5(b)(1) of the Securities Act of 1933 as well as the terms of a Note and Modification Agreement between AT&T and EasyLink dated as of June 1, 2001. In the Fourth Cause of Action, EasyLink seeks damages in an unspecified amount against the Company and Xpedite for unfair competition based on allegations that Xpedite transgressed generally accepted standards of business by attempting to purchase EasyLink’s debt from creditors in order to derail EasyLink’s financial restructuring; making false and misleading statements to EasyLink’s creditors and stockholders regarding EasyLink’s financial stability and the Note Purchase Agreement; issuing a false and misleading press release dated March 2003; attempting to purchase EasyLink’s stock in a manner that violated the securities laws; and contacting EasyLink’s customers about the Note Purchase Agreement and EasyLink’s financial stability, causing them to redirect business elsewhere. The Sixth Cause of Action, asserted against the Company alone, charges tortious interference with contract and prospective business advantage by contacting creditors of EasyLink that had already agreed to restructure EasyLink’s debt and offering to buy that debt on better terms than EasyLink had offered as well as making false statements to creditors concerning EasyLink’s financial

PTEK HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

status. By way of relief, EasyLink seeks damages in an undetermined amount and asserts that it was forced to restructure debt on more onerous terms, downsize its business and terminate 15 percent of its domestic employees because of the Company’s actions. There is a substantial similarity in the allegations that are made in this lawsuit and those made in the prior lawsuit previously dismissed by order dated July 11, 2003.

On August 12, 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008 (the “2008 Convertible Notes”). On August 12, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. The 2008 Convertible Notes are convertible at any time at the option of the holder into common stock at a conversion price of approximately $6.69 per share, subject to adjustment in certain events. The Company may provisionally redeem the 2008 Convertible Notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if: (i) the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice; and (ii) the shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. The Company also will make an interest make-whole payment in cash, or at its option, in common stock with respect to all 2008 Convertible Notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. The interest make-whole payment will be payable in cash or, at the Company’s option, subject to certain conditions, in common stock or a combination thereof. The Company intends to use the net proceeds from the issuance of the 2008 Convertible Notes to repurchase in the open market or redeem a portion of the 2004 Convertible Notes. If the Company redeems the 2004 Convertible Notes, the redemption price will be 100.821% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption.

As of August 14, 2003, the Company has repurchased, pending settlement, approximately $44.5 million in face value of the 2004 Convertible Notes.

I TEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the “Company” or “PTEK”), is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, including e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offerings. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio and Web-based collaboration solutions, and Xpedite offers enhanced electronic information delivery solutions through various modalities, including fax, e-mail, wireless and voice. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications solutions, including voice messaging, interactive voice response services and unified communications.

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

“Direct operating costs” consist primarily of salaries and wages, travel, consulting fees and facility costs associated with maintaining and operating the Company’s various revenue-generating platforms and telecommunications networks, regulatory fees and non-telecommunications costs directly associated with providing services and all costs associated with international hardware system sales.

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

“Equity based compensation” relates primarily to restricted stock granted to employees and directors in exchange for options, and restricted stock granted to certain officers of PTEK and one of its operating units. In addition, it includes the non-cash cost of stock options and restricted stock issued to consultants for services rendered.

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

“Gain on repurchase of bonds” includes proceeds on the early retirement of bonds purchased in the open market, net of unamortized debt issuance costs.

“EBITDA” is defined by the Company as income (loss) from continuing operations before interest, taxes, depreciation and amortization. For a discussion of EBITDA and a reconciliation of EBITDA to net cash provided by operating activities from continuing operations, see “— Operating Cash Flow to EBITDA.”

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

RESULTS OF OPERATIONS

The following table presents selected financial information regarding the Company’s operating segments for the periods presented (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Revenues:
Revenues from continuing operations:
Premiere Conferencing	$39.7	$35.0	$76.3	$68.4
Xpedite	55.2	52.4	107.9	102.4
Eliminations	(0.0)	(0.0)	(0.1)	(0.1)

	$94.9	$87.4	$184.1	$170.7

Revenues from discontinued operations:
Voicecom	$—	$—	$—	$15.8

Operating income (loss):
Operating income (loss) from continuing operations:
Premiere Conferencing	$7.8	$8.7	$15.0	$15.4
Xpedite	7.6	6.9	14.6	10.7
Holding Company	(3.7)	(7.7)	(7.3)	(12.3)

	$11.7	$7.9	$22.3	$13.8

Operating loss from discontinued operations:
Voicecom	$—	$—	$—	$(5.7)

ANALYSIS

Consolidated revenues increased 8.5% to $94.9 million for the three months ended June 30, 2003 compared with $87.4 million for the same period in 2002, and increased 7.8% to $184.1 million in the six months ended June 30, 2003 compared with $170.7 million for the same period in 2002. On a segment basis:

•	Premiere Conferencing revenue was 41.8% and 40.0% of consolidated revenues for the three months ended June 30, 2003 and 2002, respectively and was 41.4% and 40.0% for the six months ended June 30, 2003 and 2002, respectively. Premiere Conferencing experienced a 13.4% increase in revenue from $35.0 million to $39.7 million for the three months ended June 30, 2003 compared with the same period in 2002 and an 11.7% increase from $68.4 million to $76.3 million for the six months ended June 30, 2003 compared with the same period in 2002. The overall growth in revenue at Premiere Conferencing resulted primarily from an increase in international revenue for the three and six months ended June 30, 2003 of 109.1% and 111.0%, respectively, from the comparable periods in 2002 and, domestically, from growth in minutes for its ReadyConference® product.

•	Xpedite revenue was 58.2% and 60.0% of consolidated revenues for the three months ended June 30, 2003 and 2002, respectively, and was 58.6% and 60.0% for the six months ended June 30, 2003 and 2002, respectively. Xpedite experienced a 5.3% increase in revenue from $52.4 million to $55.2 million for the three months ended June 30, 2003 compared with the same period in 2002, and a 5.4% increase from $102.4 million to $107.9 million for the six months ended June 30, 2003 compared with the same period in 2002. The overall growth resulted primarily from increased revenue from its messageReach® and voiceReachSM products, which grew 57.6% and 58.0%, respectively, from the same three and six month periods in 2002, the beneficial impact of foreign currency exchange rates and the additional customers acquired from Cable & Wireless USA, Inc. (“C&W”). This growth was mitigated by the continued decline in broadcast fax revenue which has declined from 65.5% to 59.9% of revenue for the three months ended June 30, 2003 compared to the same period in 2002, and from 66.1% to 60.1% of revenue for the six months ended June 30, 2003 compared to the same period in 2002.

Consolidated gross profit margins (gross profit as a percentage of total revenue) were 79.5% and 80.5% for the three months ended June 30, 2003 and 2002, respectively, and were 80.0% and 80.2% for the six months ended June 30, 2003 and 2002, respectively. Gross profit margin for Premiere Conferencing declined to 80.5% for the three months ended June 30, 2003 from 82.9% for the comparable period in 2002, and declined to 81.3% for the six months ended June 30, 2003 from 83.6% for the comparable period in 2002. This decline resulted from a reduction in the average selling price per minute as the price per minute for ReadyConference and PremiereCall AuditoriumSM declined and as revenue from the automated conferencing product, which carries a lower price per minute than the operator-assisted conferencing product, grew to 73.0% of total segment revenue for the three months ended June 30, 2003 from 68.1% for the comparable period in 2002, and grew to 72.4% for the six months ended June 30, 2003 from 69.5% for the comparable period in 2002. Gross profit margins for Xpedite decreased slightly to 78.8% for the three months ended June 30, 2003 from 78.9% for the comparable period in 2002 but increased to 79.1% for the six months ended June 30, 2003 from 77.9% for the comparable period in 2002. In the second quarter of 2003, Xpedite incurred higher than normal telecommunications costs associated with the C&W acquisition and the transition of traffic off the C&W network. These higher than normal costs should be virtually eliminated by the fourth quarter of 2003. Absent the costs associated with the C&W acquisition, price compression in the three and six months ended June 30, 2003 was more than offset by reductions in telecommunications costs and a change in the product mix towards the higher gross margin products, messageReach and voiceReach, which grew to 17.0% and 16.4% of total segment revenue for the three and six month periods ended June 30, 2003, respectively, from 11.4% and 11.0% for the comparable three and six month periods in 2002.

Premiere Conferencing’s contribution margin (gross profit less direct operating costs as a percentage of total revenues) was 58.6% and 60.3% for the three months ended June 30, 2002 and 2003, respectively, and 58.6% and 60.2% for the six months ended June 30, 2002 and 2003, respectively. Xpedite’s contribution margin was 69.6% and 68.8% for the three months ended June 30, 2002 and 2003, respectively, and 68.7% and 69.1% for the six months ended June 30, 2002 and 2003, respectively.

Consolidated direct costs of operations were 14.2% of revenues for the three months ended June 30, 2003 as compared with 15.3% for the same period in 2002, and were 14.6% of revenues for the six months ended June 30, 2003 as compared with 15.5% for the same period in 2002. Premiere Conferencing’s direct costs of operations as a percentage of revenue declined to 20.3% for the three months ended June 30, 2003 as compared with 24.3% for the same period in 2002, and declined to 21.1% of revenue for the six months ended June 30, 2003 as compared with 25.0% for the same period in 2002. This decrease reflects the growth in Premiere Conferencing’s revenue from automated conferencing services relative to its total revenue base, as the automated conferencing product requires almost no call center support because operators are not needed in the delivery of the service. Xpedite’s direct costs of operations as a percentage of revenue increased to 9.9% for the three months ended June 30, 2003 as compared to 9.2% for the same period in 2002, and increased to 9.5% for the six months ended June 30, 2003 as compared to 9.2% for the same period in 2002. These increases were due primarily to extra costs related to the transitioning of services associated with the C&W acquisition in January 2003 onto the Xpedite platform.

Consolidated selling and marketing costs increased to 28.3% of revenues for the three months ended June 30, 2003 from 26.0% of revenues for the comparable 2002 period, and increased to 27.8% of revenue for the six months ended June 30, 2003 as compared with 26.4% of revenues for the comparable 2002 period. Premiere Conferencing’s selling and marketing costs as a percentage of revenue grew from 18.6% for the three months ended June 30, 2002 to 25.4% for the comparable period in 2003, and grew from 19.7% for the six months ended June 30, 2002 to 24.6% for the comparable period in 2003. The increases primarily resulted from increased headcount, commissions, costs associated with sales training and conferences, and the cost of re-branding marketing material in Asia Pacific. Xpedite’s selling and marketing costs as a percent of revenues declined slightly from 30.9% of revenue for the three months ended June 30, 2002 to 30.4% for the comparable 2003 period, and decreased from 30.8% of revenue for the six months ended June 30, 2002 to 30.0% for the comparable 2003 period. Although these costs decreased as a percentage of revenue, the expense increased approximately $0.6 million and $0.9 million for the three and six months ended June 30, 2003 as compared to the same periods in 2002 mainly as a result of higher commissions related to increased revenue, increased travel and meeting costs and the negative impact of the weaker dollar on expenses denominated in foreign currencies.

Consolidated research and development costs were 2.3% of revenues for the three months ended June 30, 2003 compared with 2.1% of revenues for the comparable period in 2002, and were 2.3% of revenues for the six months ended June 30, 2003 as compared with 2.4% of revenues for the comparable period in 2002. Overall, these costs increased approximately $0.4 million and $0.1 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase primarily resulted from Xpedite’s introduction of new product offerings and the addition of an executive management position.

Consolidated general and administrative costs decreased to 14.3% of revenues for the three months ended June 30, 2003 from 14.8% of revenues for the same period in 2002, and decreased to 14.7% of revenues for the six months ended June 30, 2003 as compared with 15.1% for the same period in 2002. Premiere Conferencing’s general and administrative costs increased slightly from 7.5% of revenue for the three months ended June 30, 2002 to 7.6% of revenue for the comparable period in 2003, and decreased from 8.6% of revenue for the six months ended June 30, 2002 to 8.3% for the comparable period in 2003. Costs for the three and six months ended June 30, 2003 increased by approximately $0.4 million and $0.5 million, respectively, over the same periods in 2002, driven primarily by increased headcount resulting from the build-out of Premiere Conferencing’s international finance and management teams. Xpedite’s general and administrative costs increased as a percentage of revenue from 12.7% of revenue for the three months ended June 30, 2002 to 13.7% of revenue for the comparable period in 2003, and increased from 12.7% of revenue for the six months ended June 30, 2002 to 14.0% for the comparable period in 2003. Costs for the three and six months ended June 30, 2003 increased by approximately $0.9 million and $2.1 million, respectively, over the same periods in 2002, driven primarily by increased allocations from the Holding Company and the negative impact of the weaker dollar. The Holding Company’s general and administrative costs decreased approximately $0.7 million to approximately $3.0 million for the three months ended June 30, 2003 and decreased approximately $1.3 million to approximately $5.6 million for the six months ended June 30, 2003, primarily driven by increased allocations to the operating segments and reductions in employee, travel and entertainment costs.

Consolidated depreciation expense was 6.1% of revenues for the three months ended June 30, 2003 compared with 6.6% of revenues for the same period in 2002, and was 6.1% of revenues for the six months ended

June 30, 2003 as compared with 6.5% for the same period in 2002. Absolute costs remained relatively constant for the three months ended June 30, 2003 as compared to the same period last year and increased slightly by $0.3 million for the six months ended June 30, 2003 as compared to the same period last year.

Consolidated amortization was 1.5% of revenues for the three months ended June 30, 2003 compared with 2.7% for the comparable 2002 period and was 1.9% of revenues for the six months ended June 30, 2003 as compared with 3.6% for the comparable 2002 period. The decrease in amortization expense for both the three and six months ended June 30, 2003, resulted primarily from asset impairment charges recorded in the fourth quarter of 2002, relating mainly to Xpedite customer lists and an asset becoming fully amortized during the first quarter of 2003.

Net interest expense decreased to $2.3 million for the three months ended June 30, 2003 compared to $2.8 million for the same 2002 period and decreased to $4.8 million for the six months ended June 30, 2003 compared to $5.7 million for the same 2002 period. Net interest expense decreased for the three and six months ended June 30, 2003 as compared to the same periods last years as a result of the repurchase of approximately $39.5 million of the Company’s convertible subordinated notes, which reduced interest expense by the unamortized portion of the deferred financing costs associated with these notes of approximately $0.2 million, and from the interest income resulting from employee loans.

DISCONTINUED OPERATIONS

On March 26, 2002, the Company sold substantially all of the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. In connection with the sale, the Company terminated its credit agreement with ABN AMRO Bank in all material respects.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations totaled approximately $19.8 million for the six months ended June 30, 2003, compared to cash provided by operating activities from continuing operations of approximately $1.6 million for the comparable 2002 period. The balance sheet movement associated with operating activities in the first half of 2003 was attributable primarily to growth in accounts receivable of approximately $4.8 million due to growth in revenues and reductions in accounts payable and accrued liabilities associated with payments for the settlement of a lawsuit that was previously accrued, the discretionary 401(k) match in cash and a significant payment to a telecommunications vendor. Net of the loss on discontinued operations, a majority of the cash used in operating activities from continuing operations during 2002 can be attributed to the significant reductions in accounts payable and accrued expenses as well as the increased accounts receivable balance at Premiere Conferencing at June 30, 2002.

Investing activities from continuing operations used cash totaling approximately $18.1 million for the six months ended June 30, 2003, compared to cash provided by investing activities from continuing operations totaling $1.3 million for the same period in 2002. The principal uses of cash in investing activities in the first half of 2003 include approximately $6.8 million in payments made for the acquisitions of C&W and Linkata, an increase in restricted cash for the deferred payments of $4.7 million related to the C&W acquisition, and capital expenditures in the six months ended June 30, 2003 of approximately $7.1 million. The principal source of cash from investing activities in the first quarter of 2002 was proceeds received from the sale of the Voicecom operating segment. The approximately $7.2 million of proceeds from the sale of Voicecom were partially offset by capital expenditures in the six months ended June 30, 2002 of $6.8 million.

Cash used in financing activities from continuing operations for the six months ended June 30, 2003 totaled $40.4 million, compared with cash provided by financing activities from continuing operations of $2.2 million for the comparable 2002 period. Cash outflows for financing activities in the first half of 2003 were the result of the

Company’s repurchase in the open market of $39.5 million in principal amount of its 2004 Convertible Notes (as defined below) at a purchase price of approximately $37.9 million, debt payments for equipment loans of $2.2 million and the purchase of $0.6 million of the Company’s common stock during the first quarter of 2003. Cash inflows for the six months ended June 30, 2002 were primarily the result of a new equipment loan offset by debt repayments on existing note obligations associated with a Premiere Conferencing equipment loan.

In July 1997, the Company issued $172.5 million of 5¾% convertible subordinated notes that mature on July 1, 2004 (the “2004 Convertible Notes”). The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events.

The Board of Directors of the Company has authorized the Company’s management to redeem or repurchase the 2004 Convertible Notes, in the open market or in privately negotiated transactions, at management’s discretion. During the second quarter of 2003, the Company used existing cash to repurchase approximately $39.5 million in face value of the 2004 Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes. The outstanding balance of 2004 Convertible Notes at June 30, 2003 was $133.0 million. The annual interest commitment associated with the remaining 2004 Convertible Notes is $7.6 million and is paid semiannually on July 1 and January 1 of each year. In addition to the 2004 Convertible Notes, at June 30, 2003, the Company had $5.5 million of other indebtedness outstanding.

During the second quarter of 2003, the Company continued to improve certain leverage measurements, as net debt to equity declined from 1.1 to 1 at June 30, 2003, from 1.4 to 1 at March 31, 2003. Net debt is a non-GAAP financial measure. Management believes that net debt provides useful information regarding the level of the Company’s indebtedness by reflecting cash and cash equivalents that could be used to repay debt. The Company’s net debt to equity leverage ratio is calculated as follows (in thousands, other than ratio, unaudited):

	June 30, 2003	March 31, 2003

Current maturities of long-term debt and capital lease obligations	$4,002	$4,494
Long-term debt and capital lease obligations	1,534	2,100
Convertible subordinated notes	133,000	172,500

Total debt	138,536	179,094
Cash and cash equivalents	30,453	52,788

Total cash	30,453	52,788
Net debt (total debt less cash)	$108,083	$126,306

Total shareholders’ equity	$97,043	$88,987

Net debt to equity	1.1	1.4

On August 12, 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008 (the “2008 Convertible Notes”). On August 12, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. The 2008 Convertible Notes are convertible at any time at the option of the holder into common stock at a conversion price of approximately $6.69 per share, subject to adjustment in certain events. The Company may provisionally redeem the 2008 Convertible Notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if: (i) the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice; and (ii) the shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required.

The Company also will make an interest make-whole payment in cash, or at its option, in common stock with respect to all 2008 Convertible Notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. The interest make-whole payment will be payable in cash or, at the Company’s option, subject to certain conditions, in common stock or a combination thereof. The Company intends to use the net proceeds from the issuance of the 2008 Convertible Notes to repurchase in the open market or redeem a portion of the 2004 Convertible Notes. If the Company redeems the 2004 Convertible Notes, the redemption price will be 100.821% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption.

As of August 14, 2003, the Company has repurchased, pending settlement, approximately $44.5 million in face value of the 2004 Convertible Notes.

We cannot assure that we will generate sufficient cash flow to enable us to repay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow in the future, we may need to refinance all or a portion of our indebtedness on or before maturity. As discussed above, we expect to use the net proceeds of our recent offering of the 2008 Convertible Notes to repurchase in the open market or redeem a portion of our 2004 Convertible Notes. Any of our 2004 Convertible Notes that are not so purchased or redeemed will remain outstanding. We will continue to evaluate the most efficient use of our capital, and we may seek to refinance or restructure the remaining outstanding 2004 Convertible Notes prior to their maturity on July 1, 2004, through the debt markets, depending on market conditions, or pursue strategic alternatives for portions of our business. Depending upon market conditions, these alternatives may include purchasing, refinancing or otherwise retiring a portion of the 2004 Convertible Notes in the open market. Certain refinancing alternatives may have a significant impact on the Company’s working capital and liquidity ratios. Management believes that the Company will generate adequate operating cash flows for capital expenditure needs and contractual commitments for at least the next 12 months.

As of June 30, 2003, the Company had $30.5 million of cash and cash equivalents compared to $68.8 million at December 31, 2002. Cash balances residing outside of the United States at June 30, 2003 were $13.9 million compared to $10.3 million at December 31, 2002. Net working capital at June 30, 2003 was $31.6 million compared to $62.1 million at December 31, 2002. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of the Company and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments.

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

OPERATING CASH FLOW TO EBITDA

“EBITDA”, a non-GAAP financial measure, is considered by the Company to be a measure of liquidity. Management uses this measure as an indicator of cash generated solely from operating activities and is an important measurement of each business unit’s contribution towards overall liquidity. Further, it provides management with a consistent measurement tool for evaluating the operating activities of a business unit before investing activities, interest and taxes. Management believes the most directly comparable GAAP financial measure is “net cash provided by operating activities from continuing operations” presented in the Consolidated Statements of Cash Flows. Net cash provided by operating activities from continuing operations is reconciled to EBITDA below (in thousands, unaudited):

	Three Months Ended		Six Months Ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net cash provided by operating activities from continuing operations	$19,456	$12,491	$19,826	$1,612
Add: Gain on sale of marketable securities	501	—	501	789
Gain on repurchase of bonds	1,397	—	1,397	—
Interest, net	2,256	2,774	4,822	5,656
Tax expense	4,663	2,142	8,268	3,883
Less: Equity based compensation	(541)	(181)	(1,125)	(1,326)
Movement in prepaids and other assets	(3,839)	407	(3,280)	(8,691)
Movement in accounts receivable, net	(57)	5,902	4,784	15,470
Movement in accruals and other liabilities	157	(7,251)	9,547	16,359
Deferred income tax movement	(3,163)	(324)	(5,429)	(2,065)

EBITDA	$20,830	$15,960	$39,311	$31,687

At June 30, 2003, the Company’s principal commitments involve minimum purchase requirements under supply agreements with telecommunications providers, capital lease obligations, operating lease obligations and semi-annual interest on the 2004 Convertible Notes.

RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2002 and June 30, 2003 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2002	Payments	Non-Cash Costs	Reversal of Charge	Accrued Costs at June30, 2003

Accrued restructuring costs:
Severance and exit costs	$1,396	$602	$—	$—	$794
Contractual obligations	220	7	—	124	89
Other	282	—	206	76	—

Accrued restructuring costs	$1,898	$609	$206	$200	$883

In the fourth quarter of 2002, Xpedite and the Company terminated employees pursuant to a plan to reduce headcount and other sales and administrative costs. During the first six months of 2003, the Company paid approximately $0.6 million in severance and exit costs related to this plan and approximately $0.2 million in non-

cash costs associated with exiting the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments.

In the fourth quarter of 2001, the Company completed a realignment of workforce in the former Voicecom operating segment. A portion of these costs were related to the future minimum lease payments for one of the network equipment sites that was eliminated as part of this plan. The Company was able to terminate this lease during 2003 and therefore approximately $0.2 million of costs were reversed to the discontinued operations line.

ACQUISITIONS

On April 30, 2003, Xpedite and its Canadian subsidiary acquired substantially all of the assets of BillWhiz Inc. d/b/a Linkata Technologies, a Canadian company. The Company will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price over a three-year earn-out period based on the achievement of specified revenue targets. If the earn-out is achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

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

For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our Condensed Consolidated Financial Statements as we did not have any financial instruments with characteristics of both liabilities and equity during the quarter ended June 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of June 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 5 —”Acquisitions and Dispositions.”

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2 —”Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

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

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in Accounting Principles Board

Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” which requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations, will now be applied. The Company adopted SFAS No. 145 for the fiscal year beginning January 1, 2003.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK’s forward-looking statements, including the following factors:

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringements claims;

•	Our ability to service or repay all or a portion of our convertible notes issued to the public, which mature on July 1, 2004 and on August 15, 2008;

•	The failure of the purchaser to pay the liabilities assumed in, or incurred after, the sale of the Voicecom business unit;

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filing by MCI and Global

Crossing for protection under Chapter 11 of the United States Bankruptcy Code;

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code;

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	Risks associated with expansion of our international operations;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•	Legislative or regulatory changes, such as the recent Federal Communications Commission’s revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged;

•	Changes in the securities markets may negatively impact us;

•	Increased leverage in the future may harm our financial condition and results of operations;

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;

•	We may not be able to repurchase or refinance our existing convertible notes due 2004 if so required or desired;

•	Factors described under the caption “Risk Factors” in our Current Report on Form 8-K, dated August 5, 2003; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

PTEK cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-Q and in other documents filed with the Securities and Exchange Commission are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. PTEK takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or the date of the statement, if a different date.

I TEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Derivative instruments are not currently used and, if utilized, are employed as risk management tools and not for trading purposes.

At June 30, 2003, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company’s fixed-rate convertible subordinated notes outstanding at June 30, 2003, by approximately $11.0 million.

Approximately 34.8% of the Company’s revenues and 35.6% of its operating costs and expenses were transacted in foreign currencies for the six-month period ended June 30, 2003. As a result, fluctuations in exchange rates impact the amount of the Company’s reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the six-month period ended June 30, 2003 by approximately $6.4 million and operating costs and expenses for the six-month period ended June 30, 2003 by approximately $5.2 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at June 30, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2003, the Company’s disclosure controls and procedures provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

I TEM 1.	LEGAL PROCEEDINGS

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

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against 15 named defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs allege that the 15 named defendants and certain unidentified “John Doe defendants” engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc., collectively “Equitable”. The complaint asserts wrongdoing in connection with the plaintiffs’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The defendants include Equitable and certain of its current or former representatives. The allegations in the complaint against Xpedite are limited to plaintiffs’ investment in Xpedite. Plaintiffs have alleged that two of the named defendants, allegedly acting as officers, directors, agents or representatives of Xpedite, induced the plaintiffs to make certain investments in Xpedite but that the plaintiffs failed to receive the benefits that they were promised. Plaintiffs allege that Xpedite knew or should have known of alleged wrongdoing on the part of other defendants. Plaintiffs seek an accounting of the corporate stock in Xpedite, compensatory damages of approximately $4.9 million, plus $200,000 in “lost investments,” interest and/or dividends that have accrued and have not been paid, punitive damages in an unspecified amount, and for certain equitable relief, including a request for Xpedite to issue 139,430 shares of common stock in the plaintiffs’ names, attorneys’ fees and costs and such other and further relief as the court deems just and equitable. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, Plaintiffs filed a statement of claim with the NASD against 12 named respondents, including Xpedite (the “Nobis Respondents”). Claimants allege that the 12 named respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserts wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The allegations in the statement of claim against Xpedite are limited to claimants’ investment in Xpedite. Claimants seek, among other things, an accounting of the corporate stock in Xpedite, compensatory damages of not less than $415,000, a fair conversion rate on stock options, losses on the investments, plus interest and all dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-Respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to Claimant Constance Nobis for $50,000, plus 9% simple interest from

January 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $50,000, plus 9% simple interest from January 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court entered an Order for Judgment affirming the NASD Award. Plaintiffs filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003. On May 30, 2003, the New Jersey Court issued its Amended Order for Judgment, which effectively denied the Plaintiffs’ Motion. Xpedite has filed a Notice of Appeal with the New Jersey Court of Appeals. The Claimants and Xpedite have reached a settlement in principle; however, no settlement agreement has been signed yet.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against 17 named defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleges that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. The allegations against Xpedite and PTEK are limited to plaintiff’s investment in Xpedite. Plaintiff’s claims against Xpedite and PTEK include breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. Plaintiff seeks an accounting of the corporate stock of Xpedite, compensatory damages of approximately $1.3 million, accrued interest and/or dividends, a constructive trust on the proceeds of the sale of any Xpedite or PTEK stock, shares of Xpedite and/or PTEK to satisfy defendants’ obligations to plaintiff, attorneys’ fees and costs, punitive and exemplary damages in an unspecified amount, and treble damages. On February 25, 2000, Xpedite filed its answer, as well as cross claims and third party claims. This case has been dismissed without prejudice and compelled to NASD arbitration, which has commenced. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. Claimant seeks an accounting of the corporate stock in Xpedite, compensatory damages of not less than $265,000, a fair conversion rate on stock options, losses on other investments, interest and/or unpaid dividends, punitive damages, attorneys’ fees and costs. Hearings before the NASD panel were held on November 27-29, 2001, January 22-24, 2002, February 4-7, 2002, April 9-19, 2002, and May 30, 2002. On July 31, 2002, the NASD Panel issued its Award. The Award was subsequently amended on September 9, 2002. The Panel, among other things, held Xpedite, along with co-respondents Angrisani, Erb, and CEA Financial, jointly and severally liable to claimant Elizabeth Tendler for $57,500, plus 9% simple interest from March 1, 1999 until September 9, 2002. The Panel also held Angrisani, Erb, and CEA Financial jointly and severally liable to Xpedite for $57,500, plus 9% simple interest form March 1, 1999 until September 9, 2002. Xpedite has filed a Notice of Petition, Verified Petition to Vacate Arbitration Award, and Request for Judicial Intervention in New York State. That proceeding is pending. On April 7, 2003, the New Jersey Superior Court entered an Order for Judgment affirming the NASD Award. Plaintiff filed a Motion for Reconsideration of the April 7, 2003 Order on April 25, 2003. On May 30, 2003, the New Jersey Court issued its Amended Order for Judgment, which effectively denied the Plaintiffs’ Motion. Xpedite has filed a Notice of Appeal with the New Jersey Court of Appeals. The Claimants and Xpedite have reached a settlement in principle; however, no settlement agreement has been signed yet.

On December 10, 2001, Voice-Tel Enterprises, Inc. (“Voice-Tel”) filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation. On March 31, 2003, the federal court issued an Order granting in part and denying in part each of the parties’ Motions for Summary Judgment. As a result of the federal court’s rulings, Voice-Tel, PTEK and PCI contend the only remaining claims in federal court are alleged breach of franchise claims by and against Voice-Tel and JOBA, and the only claims to be arbitrated are breach of franchise agreement claims by and against Voice-Tel and Digital. JOBA and Digital disagree with this characterization. Voice-Tel, PTEK and PCI have filed a motion to clarify the federal court’s Order, and JOBA and Digital filed a motion for reconsideration of the court’s Order as well as a cross-motion for clarification. On June 17, 2003, the federal court agreed that PCI and PTEK were not parties to the arbitration and that Voice-Tel would not have to re-litigate issues relative to the grand solution or the national accounts program in arbitration. The Digital arbitration began on July 13, 2003 and concluded on July 29, 2003. There is no date set for trial.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County (referred to as “EasyLink I”). EasyLink’s complaint alleges, among other things, that the Company entered into agreements to purchase a secured promissory note (the “Note”) in the original principal amount of $10 million (the “Note Purchase Agreement”) and 1,423,980 shares of EasyLink’s Class A common stock (the “Stock Purchase Agreement”) for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink’s complaint alleges that it pursued such debt restructuring in reliance on its understanding that AT&T would participate in the restructuring on certain terms to which EasyLink and AT&T allegedly had agreed, and that AT&T misled EasyLink as to its intentions with respect to such restructuring. The complaint further alleges that AT&T disclosed confidential information of EasyLink to the Company in violation of AT&T’s agreements with EasyLink, and that such information was used by AT&T and the Company in furtherance of a joint scheme to force EasyLink out of the marketplace. EasyLink’s complaint also alleges that the Company’s employees and those of Xpedite have knowingly made false statements to EasyLink’s customers, investors and creditors regarding EasyLink and its financial stability. EasyLink claims that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. EasyLink’s complaint seeks to (i) enjoin AT&T from selling the secured promissory note to the Company, improperly interfering with EasyLink’s business and contracts and disclosing EasyLink’s confidential information without EasyLink’s consent; (ii) compel AT&T to consummate EasyLink’s proposed restructuring; (iii) enjoin the Company and Xpedite from making false statements to EasyLink’s customers and creditors regarding EasyLink and its financial position; (iv) enjoin the Company from contacting EasyLink’s creditors and preventing the restructuring of EasyLink’s debt; and (v) enjoin the Company and Xpedite from using EasyLink’s confidential information and contacting EasyLink’s current and former employees to obtain such confidential information. EasyLink’s complaint also seeks unspecified damages from AT&T and the Company. The Company and Xpedite filed a motion to dismiss the claims against them. A hearing on EasyLink’s application for a preliminary injunction was held on May 1, 2003. The court adjourned the hearing without ruling and directed the parties to explore settlement. The hearing was reconvened on May 13, 2003. The court again adjourned the hearing without ruling and directed the parties to explore settlement. The hearing was scheduled to reconvene on May 22, 2003. On June 26, 2003, the Trial Judge issued an oral opinion dismissing each and every cause of action against AT&T, the Company and Xpedite. On July 11, 2003, the court entered an order granting AT&T’s, the Company’s and Xpedite’s motions to dismiss Easylink’s complaint, without prejudice and without costs. Only July 31, 2003, EasyLink filed a Notice of Appeal.

On July 31, 2003, EasyLink filed a new lawsuit against the Company, Xpedite and AT&T in the Law Division of the Superior Court of New Jersey, Middlesex County (referred to as “EasyLink II”). The Company or Xpedite are named in Counts Three, Four and Six; AT&T is named in Counts One, Two, Three and Five. The causes of action asserted against AT&T alone allege breach of contract (to which the Company is not a party), breach of fiduciary duty based on assertions that AT&T failed to disclose its dealings with the Company to EasyLink, agreed to the Note Purchase Agreement after previously agreeing to sell the Note to EasyLink, disclosed confidential information to the Company and precluded EasyLink from obtaining a working capital loan. The Third Cause of Action seeks a declaratory judgment to the effect that the Note Purchase Agreement and Stock Purchase Agreement constitute illegal, unenforceable contracts as a matter of law and violate Section 5(b)(1) of the Securities

Act of 1933 as well as the terms of a Note and Modification Agreement between AT&T and EasyLink dated as of June 1, 2001. In the Fourth Cause of Action, EasyLink seeks damages in an unspecified amount against the Company and Xpedite for unfair competition based on allegations that the Company and Xpedite transgressed generally accepted standards of business by attempting to purchase EasyLink’s debt from creditors in order to derail EasyLink’s financial restructuring; making false and misleading statements to EasyLink’s creditors and stockholders regarding EasyLink’s financial stability and the Note Purchase Agreement; issuing a false and misleading press release dated March 2003; attempting to purchase EasyLink’s stock in a manner that violated the securities laws; and contacting EasyLink’s customers about the Note Purchase Agreement and EasyLink’s financial stability, causing them to redirect business elsewhere. The Sixth Cause of Action, asserted against the Company alone, charges tortious interference with contract and prospective business advantage by contacting creditors of EasyLink that had already agreed to restructure EasyLink’s debt and offering to buy that debt on better terms than EasyLink had offered as well as making false statements to creditors concerning EasyLink’s financial status. By way of relief, EasyLink seeks damages in an undetermined amount and asserts that it was forced to restructure debt on more onerous terms, downsize its business and terminate 15 percent of its domestic employees because of the Company’s actions. There is a substantial similarity in the allegations that are made in this lawsuit and those made in the prior lawsuit previously dismissed by order dated July 11, 2003.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

I TEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Company’s shareholders was held on May 20, 2003. At the annual meeting, the following nominees were elected to serve as Class III directors for a three-year term expiring at the 2006 annual meeting of shareholders:

Name of Director	Votes For	Votes Withheld	Abstentions
Boland T. Jones	48,001,949	703,018	0
Jeffrey T. Arnold	47,970,415	734,552	0
George M. Miller, II	48,028,865	676,102	0

The following persons continued as directors following the annual meeting: Jeffrey A. Allred, Raymond H. Pirtle, Jr., Jeffrey M. Cunningham and J. Walker Smith, Jr.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

10.1	Third Amended and Restated Executive Employment Agreement between Patrick G.Jones and the Registrant effective as of May 30, 2003.

10.2	Second Amendment to Employment Agreement between Theodore P. Schrafft andAmerican Teleconferencing Services, Ltd. effective as of May 30, 2003.

10.3	Third Amended and Restated Executive Employment Agreement between Boland T.Jones and the Registrant effective as of June 16, 2003.

10.4	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective as of June 26, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported

04/29/03	Item 7 and 9 (Pursuant to Item 12) – Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition for the quarter ended March 31, 2003.

05/12/03	Item 4 – Changes in the Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	PTEK HOLDINGS INC.
/s/ WILLIAM E. FRANKLIN

William E. Franklin Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Third Amended and Restated Executive Employment Agreement between Patrick G. Jones and the Registrant effective as of May 30, 2003.

10.2	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective as of May 30, 2003.

10.3	Third Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective as of June 16, 2003.

10.4	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective as of June 26, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.