Form 10-Q
period 2003-09-30
PTEK HOLDINGS INC
filed 2003-11-14
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2003
Common Stock, $0.01 par value	57,164,972 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA, UNAUDITED)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$33,123	$68,777
Restricted cash, current	1,250	—
Marketable securities, available for sale	—	641
Accounts receivable (less allowance of $7,055 and $7,074, respectively)	60,896	51,909
Prepaid expenses and other	7,051	8,872
Deferred income taxes, net	16,098	15,801

Total current assets	118,418	146,000
PROPERTY AND EQUIPMENT, NET	62,911	63,148

OTHER ASSETS
Goodwill	123,066	123,066
Intangibles, net	26,062	7,802
Deferred income taxes, net	12,577	6,648
Notes receivable-employees	1,730	2,083
Restricted cash, non-current	3,125	—
Other assets	6,069	3,346

	$353,958	$352,093

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$37,612	$37,110
Accrued taxes	8,388	8,250
Accrued liabilities	34,219	32,319
Current maturities of long-term debt and capital lease obligations	53,255	4,320
Accrued restructuring costs	5,428	1,898

Total current liabilities	138,902	83,897
LONG-TERM LIABILITIES
Convertible subordinated notes	85,000	172,500
Long-term debt and capital lease obligations	1,192	3,407
Other accrued liabilities	13,966	7,951

Total long-term liabilities	100,158	183,858

COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, 56,381,426 and 58,733,628 shares issued at September 30, 2003 and December 31, 2002, respectively, and 56,381,426 and 53,540,828 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	564	587
Unrealized gain on marketable securities, available for sale	—	276
Additional paid-in capital	592,550	603,883
Unearned restricted stock compensation	(1,016)	(1,913)
Treasury stock, at cost	—	(22,112)
Note receivable, shareholder	(5,268)	(5,042)
Cumulative translation adjustment	(2,068)	(2,810)
Accumulated deficit	(469,864)	(488,531)

Total shareholders’ equity	114,898	84,338

	$353,958	$352,093

See notes to the condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
REVENUES	$96,101	$86,012	$280,172	$256,742
COST OF REVENUES (Exclusive of depreciation shown separately below)	34,381	29,934	97,987	90,272

GROSS MARGIN	61,720	56,078	182,185	166,470

OTHER OPERATING EXPENSES:
Selling and marketing	24,856	21,456	75,965	66,454
General and administrative	14,571	14,029	41,616	39,807
Research and development	2,378	1,589	6,560	5,625
Depreciation	5,980	5,554	17,253	16,569
Amortization	1,632	2,362	5,047	8,515
Restructuring costs	9,638	—	9,638	—
Equity based compensation	1,213	315	2,338	1,641
Legal settlements	—	4,050	—	7,325

Total operating expenses	60,268	49,355	158,417	145,936

OPERATING INCOME	1,452	$6,723	23,768	$20,534

OTHER INCOME (EXPENSE):
Interest, net	(1,939)	(2,994)	(6,759)	(8,650)
Gain on sale of marketable securities	128	—	629	789
(Loss) gain on repurchase of bonds	(980)	—	417	—
Other, net	(288)	(25)	118	(108)

Total other income (expense)	(3,079)	(3,019)	(5,595)	(7,969)

(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE NCOME TAXES	(1,627)	3,704	18,173	12,565
INCOME TAX (BENEFIT) EXPENSE	(9,677)	944	(1,409)	4,827

INCOME FROM CONTINUING OPERATIONS	$8,050	$2,760	$19,582	$7,738

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom (including a loss on disposal of $13,887 for the nine months ended September 30, 2002)	(1,465)	—	(1,597)	(19,716)
Income tax benefit	(570)	—	(621)	(6,901)

Loss on discontinued operations	(895)	—	(976)	(12,815)

NET INCOME (LOSS)	$7,155	$2,760	$18,606	$(5,077)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$8,050	$2,760	$19,582	$7,738

Net Income (loss)	$7,155	$2,760	$18,606	$(5,077)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING:	53,709	54,265	52,953	53,623

Basic Earnings (loss) per share
Continuing operations	$0.15	$0.05	$0.37	$0.14
Discontinued operations	$(0.02)	$—	$(0.02)	$(0.24)

Net income (loss)	$0.13	$0.05	$0.35	$(0.10)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations for purposes of computing diluted income from continuing operations per share	$8,375	$2,760	$19,907	$7,738

Net income (loss) for purposes of computing diluted net income (loss) per share	$7,480	$2,760	$18,931	$(5,077)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	63,865	57,064	57,561	56,116

Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.05	$0.35	$0.14
Discontinued operations	$(0.01)	$—	$(0.02)	$(0.23)

Net income (loss)	$0.12	$0.05	$0.33	$(0.09)

See notes to the condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS, UNAUDITED)

	Nine months ended September 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$18,606	$(5,077)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Loss on discontinued operations	976	12,815
Depreciation	17,253	16,569
Amortization	5,047	8,515
Gain on sale of marketable securities	(629)	(789)
Deferred income taxes	(5,462)	2,099
Gain on repurchase of bonds	(417)	—
Restructuring costs	9,638	—
Payments for restructuring, merger costs and other special charges	(2,177)	(2,228)
Equity based compensation	2,338	1,641
Non-cash portion of legal settlements	—	3,075
Changes in assets and liabilities:
Accounts receivable, net	(5,010)	(7,427)
Prepaid expenses and other receivables	937	4,566
Accounts payable and accrued expenses	(4,740)	(19,431)

Total adjustments	17,754	19,405

Net cash provided by operating activities from continuing operations	36,360	14,328

Net cash used in operating activities from discontinued operations	—	(5,804)

Net cash provided by operating activities	36,360	8,524

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,524)	(11,159)
Proceeds from sale of discontinued operation	—	7,248
Sale of marketable securities	813	875
Business acquisitions	(22,798)	—
Payments made for certain business assets	—	(526)
Increase in restricted cash for acquisitions, net	(4,375)	—

Net cash used in investing activities from continuing operations	(38,884)	(3,562)

Net cash used in investing activities from discontinued operations	—	(155)

Net cash used in investing activities	(38,884)	(3,717)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments under borrowing arrangements	(3,281)	(2,497)
Payments for bond repurchase and redemption	(121,295)	—
Proceeds from borrowing arrangement	82,671	4,000
Purchase of treasury stock, at cost	(627)	(537)
Exercise of stock options, net of tax withholding payments	10,003	270

Net cash (used in) provided by financing activities from continuing operations	(32,529)	1,236

Net cash used in financing activities from discontinued operations	—	(1,086)

Net cash (used in) provided by financing activities	(32,529)	150

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(601)	2,031

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(35,654)	6,988
Cash and equivalents, beginning of period	68,777	48,023

Cash and equivalents, end of period	$33,123	$55,011

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

Accounts Receivable

Included in accounts receivable at September 30, 2003 and 2002 was earned but unbilled revenue of approximately $2.9 million and $3.3 million, respectively, at Premiere Conferencing, which resulted from weekly cycle billing that was implemented during the third quarter of 2002. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For the three months ended September 30, 2003 and 2002, the Company capitalized approximately $0.8 million in each of the respective periods. For the nine months ended September 30, 2003 and 2002, the Company capitalized $2.3 million and $2.1 million, respectively. These costs are amortized on a straight-line basis over the estimated life of the software, not to exceed three years. Depreciation expense recorded for completed phases in the three and nine months ended September 30, 2003 was $0.3 million and $0.8 million, respectively. Depreciation expense recorded for completed phases in the three and nine months ended September 30, 2002 was $0.1 million and $0.2 million, respectively.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted the disclosure-only provision of SFAS No. 123. If compensation expense for the Company’s stock option grants described above had been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased or decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$7,155	$2,760	$18,606	$(5,077)
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	728	234	1,405	1,038
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(515)	(1,374)	(2,204)	(3,561)

Pro forma net income (loss) for calculating basic net income (loss) per share	$7,368	$1,620	$17,807	$(7,600)

Basic net income (loss) per share:
As reported	$0.13	$0.05	$0.35	$(0.10)
Pro forma	$0.14	$0.03	$0.34	$(0.14)

Pro forma net income (loss) for calculating basic net income (loss) per share	$7,368	$1,620	$17,807	$(7,600)
Adjustment for assumed conversion of 2008 Convertible Notes, net of tax	325	—	325	—

Pro forma net income (loss) for calculating diluted net income (loss) per share	$7,693	$1,620	$18,132	$(7,600)

Diluted net income (loss) per share:
As reported	$0.12	$0.05	$0.33	$(0.09)
Pro forma	$0.12	$0.03	$0.32	$(0.14)

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

During the third quarter of 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. In addition, during the third quarter of 2003, the Company utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. The Company believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact its financial condition and results of operations.

Basic and Diluted Net Income (Loss) per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2003 and December 31, 2002, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested.

Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, unvested restricted shares and stock options are potentially dilutive securities during the three and nine months ended September 30, 2003 and 2002, respectively. In August 2003, the Company issued $85.0 million of 5% convertible subordinated notes due 2008 (the “2008 Convertible Notes”). See Note 8 —”Long-Term Debt.” The 2008 Convertible Notes are convertible at any time at the option of the holder into common stock at a conversion price of approximately $6.69 per share. At September 30, 2003, the conversion price was less than the market value of the Company’s common stock. As a result, for the three and nine months ended September 30, 2003, the net income available to common shareholders is adjusted for the interest expense related to the assumed conversion on the 2008 Convertible Notes of approximately $0.3 million, and the weighted-average shares outstanding are adjusted for the diluted effect of the 2008 Convertible Notes. For the three and nine months ended September 30, 2003 and 2002, the difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, the 2008 Convertible Notes, and the unvested restricted shares, computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total weighted-average shares outstanding – Basic	53,709,481	54,265,129	52,953,065	53,622,606
Add common stock equivalents:
Stock options	2,500,322	2,107,812	1,403,769	1,802,921
2008 Convertible Notes	6,713,919	—	2,262,566	—
Unvested restricted shares	941,652	691,090	941,883	690,322

Total weighted-average shares outstanding – Diluted	63,865,374	57,064,031	57,561,283	56,115,849

Treasury Stock

All treasury stock transactions are recorded at cost. During the second quarter of 2003, at the directive of executive management, the Company cancelled all shares of outstanding treasury stock.

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to shareholders. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company’s components of other comprehensive income. The following table shows total comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (loss)	$7,155	$2,760	$18,606	$(5,077)
Translation adjustments	(3)	651	742	2,155
Change in unrealized gain on marketable securities, net of tax	(161)	(90)	(276)	(565)

Comprehensive income (loss)	$6,991	$3,321	$19,072	$(3,487)

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our Condensed Consolidated Financial Statements as we did not have any financial instruments with characteristics of both liabilities and equity during the quarter ended September 30, 2003.

In January 2003, FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2 —”Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. Because the Company does not intend to adopt the provisions of SFAS No. 123, it does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”), which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). The principal difference between SFAS No. 146 and EITF 94-3 relates to SFAS No. 146 requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as generally defined in EITF 94-3 was recognized at the date of an entity’s commitment to an exit plan. The Company adopted SFAS No. 146 for the fiscal year beginning January 1, 2003. See Note 3 —”Restructuring Costs.”

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” (“SFAS No. 4”), which

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Cessation of SFAS No. 142 Goodwill Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying value. The balance of goodwill was $123.1 million as of September 30, 2003 and December 31, 2002.

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	September 30, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$108,849	$(82,787)	$26,062	$85,539	$(77,737)	$7,802

Intangible assets are amortized on a straight line basis with an estimated useful life between 3 and 5 years. Amortization expense for the intangible assets above is expected to be approximately $6.7 million in 2004, $6.6 million in 2005, $4.7 million in both 2006 and 2007, and $1.9 million in 2008.

3.	RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2002 and September 30, 2003 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2002	2003 Charges to Continuing Operations	Payments	Non-Cash Costs	Reversal of Charge	Accrued Costs at September 30, 2003

Accrued restructuring costs:
Severance and exit costs	$1,396	$3,815	$2,025	$—	$52	$3,134
Contract termination costs	220	5,733	28	—	201	5,724
Other	282	90	36	206	76	54

Accrued restructuring costs	$1,898	$9,638	$2,089	$206	$329	$8,912

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the third quarter of 2003, management committed to a plan to reduce annual operating expenses through a reduction in personnel costs related to the Company’s operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to the Company, net of estimated sublease payments. The plan included a reduction in workforce of approximately 85 employees across both business units and at the Holding Company. Accrued costs for restructuring taken in the third quarter of 2003 are as follows (in thousands):

Q3 2003 Charge	Accrued Costs at December 31, 2002	2003 Charges to Continuing Operations	Payments	Accrued Costs at September 30, 2003
Accrued restructuring costs:
Severance and exit costs	$—	$3,815	$1,296	$2,519
Contract termination costs	—	5,733	21	5,712
Other	—	90	36	54

Accrued restructuring costs	$—	$9,638	$1,353	$8,285

On a business unit basis, Xpedite recorded a charge of approximately $7.9 million, comprised of severance and exit costs of approximately $2.5 million and contractual lease obligations, net of estimated sublease income, of approximately $5.4 million. During the third quarter of 2003, Xpedite paid approximately $1.0 million in cash related to severance obligations. A majority of the contract termination costs relate to an Xpedite lease which expires in 2016, and, as such, approximately $3.4 million of this liability has been classified in other long-term liabilities on the balance sheet. The remaining restructuring reserve was approximately $6.9 million at September 30, 2003. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the third quarter of 2003, Premiere Conferencing paid approximately $0.3 million in cash related to severance obligations. The remaining accrual for Premiere Conferencing at September 30, 2003 was approximately $0.7 million. The Holding Company recorded a charge of approximately $0.7 million, relating to severance obligations due to the former Chief Legal Officer, of which no amount had been paid as of September 30, 2003.

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and other sales and administrative costs. During the first nine months of 2003, the Company paid approximately $0.7 million in severance and exit costs related to this plan and approximately $0.2 million in non-cash costs associated with exiting the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. As of September 30, 2003, the remaining balance to be paid was approximately $0.6 million.

In the fourth quarter of 2001, the Company completed a realignment of workforce in the former Voicecom operating segment. A portion of these costs were related to the future minimum lease payments for one of the network equipment sites that was eliminated as part of this plan. The Company was able to terminate this lease during 2003 and, therefore, approximately $0.2 million of costs were reversed to the discontinued operations line.

4.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

“Marketable securities, available for sale” at December 31, 2002, are principally common stock investments carried at fair value based on quoted market prices and mutual funds carried at amortized cost. During the three months ended September 30, 2003, the Company sold all remaining shares held for investment with aggregate proceeds less commissions of approximately $0.3 million and realized gains of approximately $0.1 million. During the three months ended June 30, 2003, the Company sold investments with aggregate proceeds less commissions of approximately $0.5 million and realized gains of approximately $0.5 million. During the three months ended March 31, 2002, the Company sold investments with aggregate proceeds less commissions of approximately $0.9 million and realized gains of approximately $0.8 million. At December 31, 2002, the Company held investments in public companies with an aggregate market value of approximately $0.6 million. On October 20, 2003, the Company completed the purchase of approximately 1.4 million shares of Class A common stock of EasyLink Services Corporation (“EasyLink”) as part of the settlement agreement with AT&T Corp. and EasyLink. See Note 10 —“Subsequent Events.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	ACQUISITIONS AND DISPOSITIONS

Xpedite - MediaLinq

In September 2003, Xpedite entered into an asset purchase agreement with Captaris, Inc. (“Captaris”) and its wholly-owned subsidiary MediaTel Corporation (Delaware) (“MediaTel”), whereby Xpedite purchased substantially all of the assets of MediaLinq, an outsource division of Captaris operated by MediaTel. The effective date of this transaction, as defined in the asset purchase agreement was September 1, 2003 and the results of MediaLinq have been included in the consolidated financial statements since that date. The aggregate purchase price for MediaLinq was approximately $16.0 million, including $15.4 million paid at closing, subject to a post-closing net working capital adjustment, and approximately $0.6 million is estimated transaction fees and closing costs. Xpedite funded the purchase through its existing working capital. In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated as follows:

Current assets	$4,076
Property and equipment	2,240
Intangible assets	11,103
Long term assets	102

Total assets acquired	17,521

Current liabilities	(1,565)

Total liabilities assumed	(1,565)

Net assets acquired	$15,956

The acquired intangibles have an estimated useful life of five years. Developed technology of approximately $1.8 million and customer lists of approximately $9.3 million are included in the intangible assets.

In addition, Xpedite and Captaris entered into license and reseller agreements for Captaris’ e-document delivery technology, and the parties will cooperate in providing mutual resale opportunities for each other’s products and services. The license and reseller agreements provide for minimum compensation to Captaris of $2.0 million over a three-year period.

The unaudited pro forma combined historical results, as if MediaLinq had been acquired at the beginning of fiscal 2003 and 2002, respectively are estimated to be:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$100,094	$92,034	$297,918	$274,488

Income from continuing operations	8,287	2,942	20,074	8,065
Basic income from continuing operations per share	$0.15	$0.05	$0.38	$0.15
Adjusted income from continuing operations	8,612	2,942	20,399	8,065
Diluted income from continuing operations per share	$0.13	$0.05	$0.35	$0.14

Net income (loss)	7,393	2,942	19,098	(4,750)
Basic net income (loss) per share	$0.14	$0.05	$0.36	$(0.09)
Adjusted net income (loss)	7,718	2,942	19,425	(4,750)
Diluted net income (loss) per share	$0.12	$0.05	$0.33	$(0.09)

The pro forma results include amortization of the acquired intangibles as identified above. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Xpedite - Other acquisitions

In April 2003, Xpedite and its Canadian subsidiary acquired substantially all of the assets of BillWhiz, Inc. d/b/a Linkata Technologies, a Canadian company. The Company will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price over a three-year earn-out period based on the achievement of specified revenue targets. If the earn-out is achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

In January 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is classified on the balance sheet as restricted cash. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

Premiere Conferencing

In July 2003 Premiere Conferencing acquired substantially all of the assets related to the Affinity Conferencing Services, Inc. The Company will pay a minimum of approximately $0.3 million up to a maximum of approximately $0.5 million in cash purchase price over a one-year earn-out period based on the achievement of specified revenue targets. If the earn-out is achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

Discontinued Operations

In March 2002, the Company sold substantially all the assets of the Voicecom operating segment, exclusive of its Australian operations, to an affiliate of Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities.

In August 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital Communication Services, Inc., a former franchisee of the Voicecom business unit. The arbitrator found that the Digital franchise was constructively terminated in December 2001, and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million has been included in the discontinued operations line in the income statement. See Note 7 —”Commitments and Contingencies.”

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the three and nine months ended September 30, 2002 were approximately $15.8 million and $(5.8) million, respectively.

Of the Voicecom transferred liabilities, approximately $1.9 million represents capital leases guaranteed by the Company as of September 30, 2003. In addition, as of September 30, 2003, Voicecom owes up to approximately $5.1 million in telecommunication charges, a portion of which is subject to billing disputes with WorldCom, Inc. (“MCI”), for services purchased under certain of the Company’s transmission agreements. If Voicecom or Voicecom’s affiliate who guaranteed these liabilities fails to make payments as required, the Company could be liable for these charges. See Note 7 —”Commitments and Contingencies – MCI Telecommunication Service Agreements” and Note 10 —”Subsequent Events.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6.	EQUITY BASED COMPENSATION

Options exchanged for restricted shares

In the fourth quarter of 2001, the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 per share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation is recognized as equity based compensation expense as these shares vest. For the three and nine months ended September 30, 2003, equity based compensation expense of approximately $0.1 million and $0.5 million, respectively, was recognized. For the three and nine months ended September 30, 2002, equity based compensation expense of approximately $0.2 million and $1.2 million, respectively, was recognized. The Company has agreed to lend to certain members of the executive management of the Company the amount of taxes due with respect to the restricted shares received in the exchange program, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate and secured by the restricted shares. The amounts loaned during the three and nine months ended September 30, 2002 were approximately $40,000 and $0.1 million, respectively. There were no amounts loaned during the three and nine months ended September 30, 2003. The outstanding balance of these loans including accrued interest on September 30, 2003 and December 31, 2002 was approximately $0.5 million and $0.7 million, respectively.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At September 30, 2003, the Company had approximately 440,000 of these options outstanding. The decrease in number of options outstanding is due to option cancellations, including cancellations following the sale of the Voicecom business unit. These options will be subject to variable accounting until such options are exercised, forfeited or expire unexercised. These options have exercise prices ranging from $5.23 to $29.25. At September 30, 2003, a charge of approximately $1.0 million was recorded because the market value of the Company’s common stock was greater than the exercise price of a portion of the options. At September 30, 2002, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Restricted shares issued to executive management

Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The cost associated with the remaining restricted shares is recognized on a straight-line basis through 2004 and the equity based compensation expense recorded for each of the three and nine months ended September 30, 2003 and 2002 was approximately $0.1 million and $0.4 million, respectively. At the time of the awards, the Company agreed to lend to these members of executive management the amount of taxes due with respect to the shares of restricted stock granted, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate and secured by the restricted stock. The amounts loaned during the three and nine months ended September 30, 2002 were approximately $0.1 million and $0.1 million, respectively. There were no amounts loaned during the three and nine months ended September 30, 2003. The outstanding balance of these loans on both September 30, 2003 and December 31, 2002 was approximately $0.5 million.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other stock compensation expense

For the nine months ended September 30, 2003 the Company has recognized approximately $0.6 million of non-cash stock compensation expense related to non-employees and board members. During the second quarter of 2003, the Company recognized stock compensation expense of approximately $0.1 million as a result of the acceleration of options associated with the resignation of several board members.

7.	COMMITMENTS AND CONTINGENCIES

MCI Telecommunication Service Agreements

The Company purchases telecommunication and other network services from MCI under numerous transmission agreements. The Company currently has significant outstanding disputes with MCI regarding charges billed by MCI under these agreements. The Company has asserted that MCI and its affiliates owe credits exceeding $9.6 million to the Company. MCI, in turn, has disputed a portion of those credits claimed by the Company. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company believes it has appropriately accrued a reasonable estimate for this dispute. If the Company is unable to resolve its billing dispute with MCI or is required to pay MCI an amount greater than is accrued, the Company’s financial condition and results of operations could be materially impacted. On October 22, 2003, MCI filed a supplement (the “Plan Supplement”) to its Second Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Plan Supplement provides that the settlement agreement and mutual release entered into by the Company and MCI dated April 7, 2000 (the “Settlement Agreement”) is added to the list of executory contracts that MCI intends to reject pursuant to the terms of the Plan and the Bankruptcy Code. See Note 10 —”Subsequent Events”.

Litigation

The Company has several litigation matters pending, as described below. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss was granted in part and denied in part. By Order dated September 26, 2003, the Court granted in its entirety the defendants’ Motion for Summary Judgment and denied as moot the defendants’ Motion in Limine. On September 30, 2003, the Court entered judgment for the defendants and against the plaintiffs. Plaintiffs have filed a Notice of Appeal of the Court’s rulings on summary judgment and on the Motion to Dismiss.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. On March 31, 2003, the Federal court granted PTEK and PCI’s Motions for Summary Judgment, and dismissed them from the case. The court also granted partial Summary Judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches of the franchise agreement and alleged overpayments or underpayments of certain fees between the franchisor and the franchisee. There is no date set for trial in the federal case.

On August 28, 2003, the arbitrator issued his ruling relating to the Digital franchise disputes. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

The Company has settled the litigation matters described below.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs alleged that the defendants engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc., collectively “Equitable”. This case was dismissed without prejudice and compelled to NASD arbitration. In August 2000, plaintiffs filed a statement of claim with the NASD against respondents, including Xpedite (the “Nobis Respondents”). Claimants alleged that the respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserted wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The claimants and Xpedite reached a settlement on August 20, 2003. Pursuant to the settlement agreement, dismissals were filed in both the New Jersey and New York courts.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleged that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. Plaintiff’s claims against Xpedite and PTEK included breach of contract, breach of fiduciary duty, unjust

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. This case was dismissed without prejudice and compelled to NASD arbitration. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. The claimants and Xpedite reached a settlement on August 20, 2003. Pursuant to the settlement agreement, dismissals were filed in both the New Jersey and New York courts.

The total settlement amount paid to claimants Rudolf Nobis, Constance Nobis, and Elizabeth Tendler was approximately $0.1 million.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County (referred to as “EasyLink I”). EasyLink’s complaint alleged, among other things, that the Company entered into agreements to purchase a secured promissory note in the original principal amount of $10 million (the “Note”) and 1,423,980 shares of EasyLink’s Class A common stock (the “Stock”) for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink claimed that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. On July 11, 2003, the court entered an order granting AT&T’s, the Company’s and Xpedite’s motions to dismiss EasyLink’s complaint, without prejudice and without costs. EasyLink appealed, and the Company and Xpedite cross-appealed on the ground that the lower court should have dismissed the claims “with prejudice.” Simultaneously with noticing an appeal, EasyLink filed a new complaint on July 31, 2003 against the Company, Xpedite and AT&T in the Law Division of the same Superior Court (referred to as “EasyLink II”). The claims against the Company and Xpedite in EasyLink II, which substantially reasserted allegations from EasyLink I, are styled “unfair competition” and “tortious interference with contracts/prospective business advantage.” On October 20, 2003, the parties entered into a settlement agreement for EasyLink I and EasyLink II. See Note 10 —”Subsequent Events.”

8.	LONG-TERM DEBT

On August 12, 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008. On August 15, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. The 2008 Convertible Notes are convertible at any time at the option of the holder into the Company’s common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.69 per share), subject to adjustment in certain events. The Company may provisionally redeem the 2008 Convertible Notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if: (i) the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice; and (ii) the shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. The Company also will make an interest make-whole payment in cash, or at its option, in common stock with respect to all 2008 Convertible Notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. The interest make-whole payment will be payable in cash or, at the Company’s option, subject to certain conditions, in common stock or a combination thereof. The 2008 Convertible Notes are not subject to redemption through a sinking fund. The net proceeds from this transaction were approximately $82.7 million, and were used to repurchase and redeem a portion of the 2004 Convertible Notes. The redemption price was 100.821% of the principal amount redeemed, plus

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

accrued and unpaid interest to the date of redemption. The principal balance of the 2008 Convertible Notes at September 30, 2003 was $85.0 million.

In July 1997, the Company issued $172.5 million of 5¾% convertible subordinated notes that mature on July 1, 2004 (the “2004 Convertible Notes”), a portion of which have been repurchased or redeemed as described below. The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events.

The Board of Directors of the Company authorized the Company’s management to redeem or repurchase the 2004 Convertible Notes in the open market or in privately negotiated transactions, at management’s discretion. During the third quarter of 2003, the Company used existing cash and the net proceeds from the 2008 Convertible Notes offering to repurchase or redeem approximately $83.0 million in face value of the 2004 Convertible Notes, resulting in a loss of approximately $1.0 million. During the second quarter of 2003, the Company used existing cash to repurchase approximately $39.5 million in face value of the 2004 Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes. The principal balance of the 2004 Convertible Notes at September 30, 2003 was $50.0 million and is classified as a current liability on the consolidated balance sheet. See Note 10— “Subsequent Events.”

9.	SEGMENT REPORTING

PTEK is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio Web-based collaboration services, and Xpedite offers enhanced electronic information delivery services through various modalities, including fax, e-mail, wireless and voice. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications services including voice messaging, interactive voice response services and unified communications.

Premiere Conferencing has historically relied on sales to a particular customer, IBM, for a significant portion of its revenue. Sales to that customer accounted for approximately 11.5% of consolidated revenues from continuing operations (27.6% of Premiere Conferencing’s revenue) for the nine months ended September 30, 2003 and 11.7% of consolidated revenues from continuing operations (29.0% of Premiere Conferencing’s revenue) for the nine months ended September 30, 2002.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$40.3	$35.0	$116.7	$103.4
Xpedite	55.8	51.0	163.7	153.4
Eliminations	(0.0)	(0.0)	(0.2)	(0.1)

	$96.1	$86.0	$280.2	$256.7

Revenues from discontinued operations:
Voicecom	$—	$—	$—	$15.8

Income (loss) from continuing operations:
Premiere Conferencing	$7.7	$8.3	$22.0	$23.2
Xpedite	(1.9)	5.7	21.0	15.0
Holding Company	2.3	(11.2)	(23.4)	(30.5)

	$8.1	$2.8	$19.6	$7.7
Loss from discontinued operations:
Voicecom	$(0.9)	$—	$(1.0)	$(12.8)

Net income (loss)	$7.2	$2.8	$18.6	$(5.1)

	September 30, 2003	December 31, 2002
Identifiable Assets:
Premiere Conferencing	$78.9	$75.5
Xpedite	222.5	190.5
Holding Company	52.6	86.1

	$354.0	$352.1

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Revenues from continuing operations:
North America	$62.8	$56.9	$182.8	$173.4
Europe	16.5	14.3	50.0	41.7
Asia Pacific	16.8	14.8	47.4	41.6

	$96.1	$86.0	$280.2	$256.7

10.	SUBSEQUENT EVENTS

On October 20, 2003, Easylink, AT&T and the Company entered into a settlement agreement for EasyLink I and EasyLink II. Pursuant to the settlement, EasyLink consented to the transfer of the Note and the Stock to PTEK and the parties agreed to dismiss with prejudice the lawsuits and exchanged mutual releases. In exchange for the Note and Stock, PTEK paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of PTEK common stock at $9.36 per share. In addition, PTEK and EasyLink modified the Note to, among other things, amend the payment schedule of the Note as follows: PTEK is entitled to receive

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

aggregate payments of approximately $13.8 million, consisting of 10 quarterly payments of $0.8 million commencing December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006.

On October 22, 2003, MCI filed the Plan Supplement, which provides that the Settlement Agreement is added to the list of executory contracts that MCI intends to reject pursuant to the terms of the Plan and the Bankruptcy Code. As a party to a rejected executory contract, the Company may be entitled to damages from MCI for, among other things, breach of contract; however, such a claim, if allowed, would likely be treated as a general unsecured claim under the Plan. The Company cannot provide assurance that it will be able to resolve its billing disputes with MCI or that it will be successful in asserting any rights of set-off against amounts due to the Company from MCI. If the Company is unable to resolve its billing dispute with MCI or if the date for the rejection of the Company’s existing telecommunication service agreements is effective prior to renegotiation of these agreements with MCI or migration of traffic to an alternate provider, the Company could experience increased costs and/or interruptions in service, which could adversely affect the Company’s customer relationships, customer retention and results of operations.

The Company will redeem an additional $10.0 million in principal amount of the 2004 Convertible Notes on November 17, 2003. Upon completion of this partial redemption, the outstanding principal balance of the 2004 Convertible Notes will be $40.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (the “Company”), is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, including e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offerings. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio Web-based collaboration services, and Xpedite offers enhanced electronic information delivery services through various modalities, including fax, e-mail, wireless and voice. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications services, including voice messaging, interactive voice response services and unified communications.

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

“Cost of revenues” includes telecommunication costs and direct operating costs exclusive of depreciation as defined below. Telecommunication costs consist primarily of the cost of metered and fixed telecommunication related costs incurred in providing the Company’s services. Direct operating costs consist primarily of salaries and wages, travel, consulting fees and facility costs associated with maintaining and operating the Company’s various revenue-generating platforms and telecommunication networks, regulatory fees and non-telecommunication costs directly associated with providing services and all costs associated with international hardware system sales.

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

“Depreciation” and “amortization” includes depreciation of computer and telecommunication equipment, furniture and fixtures, office equipment, leasehold improvements, capitalized software and amortization of intangible assets. The Company provides for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to ten years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the assets. Intangible assets being amortized include customer lists and developed technology. Intangible assets are amortized over the useful life of the asset generally ranging from three to seven years.

“Restructuring costs” represent severance, exit costs and contractual obligation costs associated with the realignment of workforces and the exit of certain businesses.

“Equity based compensation” relates primarily to restricted stock granted to employees and directors in exchange for options, the variable accounting expense for options that were not exchanged, and restricted stock granted to certain officers of PTEK and one of its operating units. In addition, it includes the non-cash cost of stock options and restricted stock issued to consultants for services rendered.

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

“(Loss) Gain on repurchase of bonds” includes proceeds on the early retirement of bonds purchased in the open market and losses on the redemption of bonds, net of unamortized debt issuance costs.

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

RESULTS OF OPERATIONS

The following table presents selected financial information regarding the Company’s operating segments for the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$40.3	$35.0	$116.7	$103.4
Xpedite	55.8	51.0	163.7	153.4
Eliminations	(0.0)	(0.0)	(0.2)	(0.1)

	$96.1	$86.0	$280.2	$256.7

Revenues from discontinued operations:
Voicecom	$—	$—	$—	$15.8

Income (loss) from continuing operations:
Premiere Conferencing	$7.7	$8.3	$22.0	$23.2
Xpedite	(1.9)	5.7	21.0	15.0
Holding Company	2.3	(11.2)	(23.4)	(30.5)

	$8.1	$2.8	$19.6	$7.7
Loss from discontinued operations:
Voicecom	$(0.9)	$—	$(1.0)	$(12.8)

Net income (loss)	$7.2	$2.8	$18.6	$(5.1)

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Revenues:
Revenues from continuing operations:
North America	$62.8	$56.9	$182.8	$173.4
Europe	16.5	14.3	50.0	41.7
Asia Pacific	16.8	14.8	47.4	41.6

	$96.1	$86.0	$280.2	$256.7

ANALYSIS

Consolidated revenues increased 11.7% to $96.1 million for the three months ended September 30, 2003 compared with $86.0 million for the same period in 2002, and increased 9.1% to $280.2 million in the nine months ended September 30, 2003 compared with $256.7 million for the same period in 2002. On a segment basis:

•	Premiere Conferencing revenue was 42.0% and 40.7% of consolidated revenues for the three months ended September 30, 2003 and 2002, respectively, and was 41.6% and 40.3% for the nine months ended September 30, 2003 and 2002, respectively. Premiere Conferencing experienced a 15.1% increase in revenue from $35.0 million to $40.3 million for the three months ended September 30, 2003 compared with the same period in 2002, and a 12.8% increase from $103.4 million to $116.7 million for the nine months ended September 30, 2003 compared with the same period in 2002. The overall growth in revenue at Premiere Conferencing resulted primarily from an increase in international revenue for the three and nine months ended September 30, 2003 of 84.3% and 102.7%, respectively, from the comparable periods in 2002, and domestically, from growth in minutes for its ReadyConference®, PremiereCall AuditoriumSM and Web-based collaboration products.

•	Xpedite revenue was 58.0% and 59.3% of consolidated revenues for the three months ended September 30, 2003 and 2002, respectively, and was 58.4% and 59.7% for the nine months ended September 30, 2003 and 2002, respectively. Xpedite experienced a 9.5% increase in revenue from $51.0 million to $55.8 million for the three months ended September 30, 2003 compared with the same period in 2002, and a 6.7% increase from $153.4 million to $163.7 million for the nine months ended September 30, 2003 compared with the same period in 2002. The overall growth resulted primarily from increased revenue from its messageREACH® and voiceREACHSM products, which grew 58.9% from the same three and nine month periods in 2002, the beneficial impact of foreign currency exchange rates and the additional customers acquired from C&W and MediaLinq. This growth was mitigated by the continued decline in broadcast fax revenue which has declined from 65.1% to 58.1% of revenue for the three months ended September 30, 2003 compared to the same period in 2002, and from 65.8% to 60.2% of revenue for the nine months ended September 30, 2003 compared to the same period in 2002.

Consolidated revenues on a geographic region basis increased in North America to approximately $62.8 million from approximately $56.9 million for the three months ended September 30, 2003 and 2002, respectively, and increased to approximately $182.8 million from approximately $173.4 million for the nine months ended September 30, 2003 and 2002, respectively. As a percentage of consolidated revenues, North America decreased approximately 0.8% and 2.3% for the three and nine month periods ended September 30, 2003 over the comparable periods in 2002. Consolidated revenues in Europe increased approximately $2.2 million, or 0.5%, from approximately $14.3 million to approximately $16.5 million for the three month periods ended September 30, 2002 and 2003, respectively. For the nine month periods ended September 30, 2003, European revenues increased approximately $8.3 million, or 1.6%, to approximately $50.0 million from approximately $41.7 million for the comparable period in 2002.

Asia Pacific revenues also increased during the third quarter of 2003 by approximately $2.0 million or 0.3% from approximately $14.8 million for the three months ended September 30, 2002 to approximately $16.8 million for comparable period in 2003, and increased approximately $8.3 million or 0.7% from $41.6 million for the nine months ended September 30, 2002 to approximately $47.4 million for the comparable period in 2003. The Company experienced revenue growth in the European and Asia Pacific regions mainly as a result of the expansion of Premiere Conferencing within these regions and organic growth at Xpedite.

Consolidated cost of revenues were approximately $34.4 million or 35.8% of consolidated revenues and approximately $29.9 million or 34.8% of consolidated revenues for the three months ended September 30, 2003 and 2002, respectively, and approximately $98.0 million or 35.0% of consolidated revenues and approximately $90.3 million or 35.2% of consolidated revenues for the nine months ended September 30, 2003 and 2002, respectively. On a segment basis:

•	Premiere Conferencing cost of revenue increased to approximately $16.6 million or 41.1% of segment revenue from approximately $14.1 million or 40.2% of segment revenue for the three months ended September 30, 2003 and 2002, respectively, and increased to approximately $47.0 million or 40.3% of segment revenue from approximately $42.4 million or 41.0% of segment revenue for the nine months ended September 30, 2003 and 2002, respectively. Telecommunication costs increased to approximately $8.4 million for the three months ended September 30, 2003 from approximately $5.8 million for the comparable period in 2002, and increased to approximately $22.7 million for the nine months ended September 30, 2003 from approximately $17.1 million for the comparable period in 2002. The increase is primarily driven by a larger mix of more expensive per minute costs in Europe and Asia Pacific and approximately $0.3 million more in fixed facility costs in North America. The increase in telecommunication costs is due to growth in minutes coming from lower priced unattended product. Direct costs of operations declined to approximately $8.2 million or 20.3% of segment revenue for the three months ended September 30, 2003 as compared with approximately $8.3 million or 23.6% of segment revenue for the same period in 2002, and declined to approximately $24.3 million or 20.9% of segment revenue for the nine months ended September 30, 2003 as compared with approximately $25.4 million or 24.5% for the same period in 2002. For the three month period ended September 30, 2003, direct costs remained relatively flat as compared with the same period in 2002. This decrease of approximately $1.1 million for the nine month period ended September 30, 2003 reflects the continued growth in Premiere Conferencing’s revenue from automated conferencing services relative to its total revenue base year over year, as the automated conferencing product requires almost no call center support because operators are not needed in the delivery of the service.

•

Xpedite cost of revenue increased to approximately $17.9 million or 32.0% of segment revenue from approximately $15.8 million or 31.1% of segment revenue for the three months ended September 30, 2003 and 2002, respectively, and increased to approximately $51.2 million or 31.3% of segment revenue from approximately $47.8 million or 31.2% of segment revenue for the nine months ended September 30, 2003 and 2002, respectively. Telecommunication costs for Xpedite increased to approximately $12.1 million for the three months ended September 30, 2003 from approximately $10.6 million for the comparable period in 2002, and increased to approximately $34.6 million for the nine months ended September 30, 2003 from approximately $33.2 million for the comparable period in 2002. In the second quarter of 2003, Xpedite incurred higher than normal telecommunication costs associated with the C&W acquisition and the migration of traffic off the C&W network. These higher than normal costs should be virtually eliminated by the fourth quarter of 2003. In addition, the product mix continues to migrate towards the higher gross margin products, messageREACH and voiceREACH, which grew to 17.6% and 16.9% of total segment revenue for the three and nine month periods ended September 30, 2003, respectively, from 12.1% and 11.3% for the comparable three and nine month periods in 2002. Direct costs of operations increased to approximately $5.7 million or 10.3% of segment revenue for the three months ended September 30, 2003 as compared to approximately $5.3 million or 10.3% of segment revenue for the same period in 2002, and increased to approximately $16.5 million or 10.1% pf segment revenue for the nine months ended September 30, 2003 as compared to approximately $14.6 or 9.5% million of segment revenue for the comparable period in 2002. This increased was primarily as a result of additional costs related to the migration of services associated with the C&W acquisition in January 2003 onto the Xpedite platform and increased system sales in Japan.

Consolidated gross margin (revenues less cost of revenues) was approximately $56.1 million or 65.2% of consolidated revenues and approximately $61.7 million or 64.2% of consolidated revenues for the three months ended September 30, 2002 and 2003, respectively, and approximately $166.5 million or 64.8% of consolidated revenues and approximately $182.2 or 65.0% of consolidated revenues for the nine months ended September 30, 2002 and 2003, respectively. Premiere Conferencing’s gross margin was approximately $21.0 million or 59.8% of segment revenue and approximately $23.8 million or 58.9% of segment revenue for the three months ended September 30, 2002 and 2003, respectively, and approximately $61.0 million or 59.0% of segment revenue and approximately $69.7 million or 59.7% of segment revenue for the nine months ended September 30, 2002 and 2003, respectively. Xpedite’s gross margin was approximately $35.2 million or 69.0% of segment revenue and approximately $38.0 million or 68.0% of segment revenue for the three months ended September 30, 2002 and 2003, respectively, and approximately $105.6 million or 68.8% of segment revenue and approximately $112.6 million or 68.8% of segment revenue for the nine months ended September 30, 2002 and 2003, respectively.

Consolidated selling and marketing costs increased to approximately $24.9 million or 25.9% of consolidated revenues for the three months ended September 30, 2003 from approximately $21.5 million or 24.9% of consolidated revenues for the comparable 2002 period, and increased to approximately $76.0 million or 27.1% of consolidated revenues for the nine months ended September 30, 2003 as compared with approximately $66.5 million or 25.9% of consolidated revenues for the comparable 2002 period. Premiere Conferencing’s selling and marketing costs grew from approximately $6.5 million or 18.4% of segment revenue for the three months ended September 30, 2002 to approximately $8.8 million or 21.7% of segment revenue for the comparable period in 2003, and grew from approximately $20.0 million or 19.3% of segment revenue for the nine months ended September 30, 2002 to approximately $27.5 million or 23.6% of segment revenue for the comparable period in 2003. These increases primarily resulted from increased headcount, commissions, costs associated with sales training and conferences and the cost of re-branding marketing material in Asia Pacific. Xpedite’s selling and marketing costs declined from 29.4% of segment revenue for the three months ended September 30, 2002 to 28.8% of segment revenue for the comparable 2003 period, and decreased from 30.3% of segment revenue for the nine months ended September 30, 2002 to 29.6% of segment revenue for the comparable 2003 period. Although these costs decreased as a percentage of revenue, the expense increased approximately $1.1 million (from approximately $15.0 million to approximately $16.1 million) and $2.0 million (from approximately $46.5 million to approximately $48.5 million) for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002 mainly as a result of higher commissions related to increased revenue, increased travel and meeting costs and the negative impact of the weaker dollar on expenses denominated in foreign currencies.

Consolidated research and development costs were approximately $2.4 million or 2.5% of consolidated revenues for the three months ended September 30, 2003 compared with approximately $1.6 million or 1.9% of consolidated revenues for the comparable period in 2002, and were approximately $6.6 million or 2.3% of consolidated revenues for the nine months ended September 30, 2003 as compared with approximately $5.6 million or 2.2% of consolidated revenues for the comparable period in 2002. Overall, these costs increased approximately $0.8 million and $0.9 million for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The increase primarily resulted from Xpedite’s introduction of new product offerings and the addition of an executive management position.

Consolidated general and administrative costs increased to approximately $14.6 million or 15.2% of consolidated revenues for the three months ended September 30, 2003 from approximately $14.0 million or 16.3% of consolidated revenues for the same period in 2002, and increased to approximately $41.6 million or 14.9% of consolidated revenues for the nine months ended September 30, 2003 as compared with approximately $39.8 million or 15.5% of consolidated revenues for the same period in 2002. Premiere Conferencing’s general and administrative costs decreased from approximately $3.3 million or 9.5% of segment revenue for the three months ended September 30, 2002 to approximately $3.2 million or 8.0% of segment revenue for the comparable period in 2003, and increased from approximately $9.2 million or 8.9% of segment revenue for the nine months ended September 30, 2002 to approximately $9.6 million or 8.2% of segment revenue for the comparable period in 2003. Costs for the three months ended September 30, 2003 decreased primarily as a result of the reduction in bad debt experience from 1.5% of segment revenue in the third quarter of 2002 to 0.5% of segment revenue in the third quarter of 2003. These savings were offset in part by the build-out of additional finance resources in Europe and Asia/Pacific. Costs for the nine months ended September 30, 2003 for Premiere Conferencing increased by approximately $0.4 million over the same periods in 2002, driven primarily by increased headcount resulting from the build-out of Premiere Conferencing’s international finance and management teams. Xpedite’s general and administrative costs increased from approximately $7.0 million or 13.8% of segment revenue for the three months ended September 30, 2002 to approximately $8.3 million or 14.9% of segment revenue for the comparable period in 2003, and increased from approximately $20.0 million or 13.0% of segment revenue for the nine months ended September 30, 2002 to approximately $23.4 million or 14.3% of segment revenue for the comparable period in 2003. Costs for the three and nine months ended September 30, 2003 increased by approximately $1.3 million and $3.4 million, respectively, over the same periods in 2002, driven primarily by increased allocations from the Holding Company and the negative impact of the weaker dollar. The Holding Company’s general and administrative costs decreased approximately $0.7 million to approximately $3.0 million for the three months ended September 30, 2003, and decreased approximately $2.0 million to approximately $8.7 million for the nine months ended September 30, 2003, primarily driven by increased allocations to the operating segments and reductions in employees, travel and entertainment costs.

Consolidated depreciation expense was approximately $6.0 million or 6.2% of consolidated revenues for the three months ended September 30, 2003 compared with approximately $5.6 million or 6.5% of consolidated revenues for the same period in 2002, and was approximately $17.3 million or 6.2% of consolidated revenues for the nine months ended September 30, 2003 as compared with approximately $16.6 million or 6.5% of consolidated revenues for the same period in 2002. These costs increased by $0.4 million and $0.7 million for the three and nine months ended September 30, 2003 as compared to the same period last year. This increase is mainly as a result of depreciation from property, plant and equipment obtained through acquisition in 2003 of approximately $3.4 million and increased spending on capital expenditures over 2002.

Consolidated amortization was approximately $1.6 million or 1.7% of consolidated revenues for the three months ended September 30, 2003 compared with approximately $2.4 million or 2.8% of consolidated revenue for the comparable 2002 period, and was approximately $5.0 million or 1.8% of consolidated revenues for the nine months ended September 30, 2003 as compared with approximately $8.5 million or 3.3% of consolidated revenues for the comparable 2002 period. The decrease in amortization expense for both the three and nine months ended September 30, 2003, resulted primarily from asset impairment charges recorded in the fourth quarter of 2002, relating mainly to Xpedite customer lists and an asset becoming fully amortized during the first quarter of 2003. This decrease is offset slightly by the amortization expense resulting from acquisitions during 2003 of approximately $0.7 million and $1.7 million for the three and nine months ended September 30, 2003, respectively.

Consolidated restructuring costs recorded during the third quarter of 2003 of approximately $9.6 million represents a commitment by management to decrease annual operating expenses through a reduction in personnel costs related to the Company’s operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to the Company, net of estimated sublease payments. See —”Restructuring Costs” for further details.

Equity based compensation of approximately $1.2 million and $2.3 million in the three and nine months ended September 30, 2003 relates primarily to the increase in stock price impacting approximately 0.4 million options that are subject to variable accounting, the vesting of the restricted shares issued to executive management and stock compensation expense associated with the acceleration of options associated with the resignation of several board members during the second quarter of 2003. Equity based compensation expense of approximately $0.3 million and $1.6 million for the three and nine months ended September 30, 2002 is comprised mainly of the vesting of the restricted shares received in exchange for options and the vesting of the restricted shares issued to executive management in 2001.

The legal settlement of approximately $4.0 million for the three months ended September 30, 2002 is attributable to the settlement of the lawsuit filed by Robert Cowan for claims arising out of the Company’s acquisition of Premiere Conferencing. For the nine months ended September 30, 2002, legal settlements totaled $7.3 million, including the Cowan settlement and a $3.3 million settlement related to the shareholder class action lawsuit which was finalized during the second quarter of 2002.

Net interest expense decreased to $1.9 million for the three months ended September 30, 2003 compared to $3.0 million for the same 2002 period and decreased to $6.8 million for the nine months ended September 30, 2003 compared to $8.7 million for the same 2002 period. Net interest expense decreased for the three and nine months ended September 30, 2003 as compared to the same periods last years as a result of the repurchase and redemption of approximately $122.5 million of the Company’s 2004 Subordinated Notes. This reduced interest expense by the unamortized portion of the deferred financing costs associated with these notes for the three and nine months ended September 30, 2003 by approximately $0.3 and $0.5 million, respectively, and from the interest income resulting from employee loans.

DISCONTINUED OPERATIONS

In March 2002, the Company sold substantially all of the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation.

In August 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital Communication Services, Inc., a former franchisee of the Voicecom business unit. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $ 0.5 million has been included in the discontinued operations line in the income statement.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities from continuing operations totaled approximately $36.4 million for the nine months ended September 30, 2003, compared to cash provided by operating activities from continuing operations of approximately $14.3 million for the comparable 2002 period. The balance sheet movement associated with operating activities in the nine months ended September 30, 2003 was attributable primarily to an increase in accounts receivable of approximately $5.0 million due to growth in revenues, and reductions in accounts payable and accrued liabilities associated with payments for the settlement of a lawsuit that was previously accrued and a discretionary cash 401(k) plan match. Net of the loss on discontinued operations, a majority of the cash used in operating activities from continuing operations during 2002 can be attributed to the significant reductions in accounts payable and accrued expenses in the first and third quarters of 2003.

Investing activities from continuing operations used cash totaling approximately $38.9 million for the nine months ended September 30, 2003, compared to cash used in investing activities from continuing operations totaling $3.6 million for the same period in 2002. The principal uses of cash in investing activities in the nine months ended September 30, 2003 include approximately $15.4 million for the acquisition of MediaLinq during the third quarter of 2003, approximately $7.4 million in payments made for the acquisitions of C&W and two smaller companies, an increase in restricted cash for the deferred payments of $4.4 million related to the C&W acquisition and capital expenditures in the nine months ended September 30, 2003 of approximately $12.5 million. The principal source of cash from investing activities in 2002 was proceeds received from the sale of the Voicecom operating segment. The approximately $7.2 million of proceeds from the sale of Voicecom were offset by capital expenditures in the nine months ended September 30, 2002 of $11.2 million.

Cash used in financing activities from continuing operations for the nine months ended September 30, 2003 totaled $32.5 million, compared with cash provided by financing activities from continuing operations of $1.2 million for the comparable 2002 period. Cash outflows for financing activities in 2003 were the result of the

Company’s repurchase in the open market and redemption of approximately $121.3 million in principal amount of its 2004 Convertible Notes, debt payments for equipment loans of approximately $3.3 million and the purchase of approximately $0.6 million of the Company’s common stock during the first quarter of 2003. These outflows were offset by the proceeds received from the issuance of the 2008 Convertible Notes of approximately $82.7 million and proceeds from the exercise of stock options, of approximately $10.0 million. Cash inflows for the nine months ended September 30, 2002 were primarily the result of a new equipment loan offset by debt repayments on existing note obligations associated with a Premiere Conferencing equipment loan.

In July 1997, the Company issued $172.5 million of 5¾% convertible subordinated notes that mature on July 1, 2004 (the “2004 Convertible Notes”). The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events.

The Board of Directors of the Company authorized the Company’s management to redeem or repurchase the 2004 Convertible Notes in the open market or in privately negotiated transactions, at management’s discretion. During the third quarter of 2003, the Company used existing cash and the net proceeds from the 2008 Convertible Notes Offering to repurchase or redeem approximately $83.0 million in face value of the 2004 Convertible Notes, resulting in a loss of approximately $1.0 million. During the second quarter of 2003, the Company used existing cash to repurchase approximately $39.5 million in face value of the 2004 Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes. The principal balance of the 2004 Convertible Notes at September 30, 2003 was $50.0 million and is classified as a current liability on the consolidated balance sheet. The annual interest commitment associated with the remaining 2004 Convertible Notes is $2.9 million and is paid semiannually on July 1 and January 1 of each year. The Company will redeem an additional $10.0 million in principal amount of the 2004 Convertible Notes on November 17, 2003. Upon completion of this partial redemption, the outstanding principal balance of the 2004 Convertible notes will be $40.0 million.

During the third quarter of 2003, the Company continued to improve certain leverage measurements, as net debt to equity declined from 0.9 to 1 at September 30, 2003, from 1.1 to 1 at June 20, 2003. Net debt is a non-GAAP financial measure. Management believes that net debt provides useful information regarding the level of the Company’s indebtedness by reflecting cash and cash equivalents that could be used to repay debt. The Company’s net debt to equity leverage ratio is calculated as follows (in thousands, other than ratio, unaudited):

	September 30, 2003	June 30, 2003
Current maturities of long-term debt and capital lease obligations	$53,255	$4,002
Long-term debt and capital lease obligations	1,192	1,534
Convertible subordinated notes	85,000	133,000

Total debt	139,447	138,536

Cash and cash equivalents	33,123	30,453

Total cash	30,453	30,453

Net debt (total debt less cash)	$106,324	$108,083

Total shareholders’ equity	$114,898	$97,043

Net debt to equity	0.93	1.11

On August 12, 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008 (the “2008 Convertible Notes”). On August 15, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. The 2008 Convertible Notes are convertible at any time at the option of the holder into common stock at a conversion price of approximately $6.69 per share, subject to adjustment in certain events. The Company may provisionally redeem the 2008 Convertible Notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if: (i) the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice; and (ii) the shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. The Company also will make an interest make-whole payment in cash, or at its option, in common stock with respect to all 2008 Convertible Notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. The interest make-whole payment will be payable in cash or, at the Company’s option, subject to certain conditions, in common stock or a combination thereof. The net proceeds from this transaction were approximately $82.7 million, and were used to repurchase and redeem a portion of the 2004 Convertible Notes.

In addition to the 2004 and 2008 Convertible Notes, at September 30, 2003, the Company had $4.4 million of other indebtedness outstanding.

We cannot assure that we will generate sufficient cash flow to enable us to repay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow in the future, we may need to refinance all or a portion of our indebtedness on or before maturity. As discussed above, we used the net proceeds of our recent offering of the 2008 Convertible Notes to repurchase in the open market or redeem a portion of our 2004 Convertible Notes. At September 30, 2003, $50.0 million in principal of 2004 Convertible Notes remain outstanding. Upon the closing of our partial redemption of an additional $10.0 million in 2004 Convertible Notes on November 17, 2003, the principal outstanding balance will be $40.0 million. We will continue to evaluate the most efficient use of our capital, and we may seek to refinance or restructure the remaining outstanding 2004 Convertible Notes prior to their maturity on July 1, 2004, through the debt markets, depending on market conditions. Depending upon market conditions, these alternatives may include repurchasing, redeeming, refinancing or otherwise retiring a portion of the 2004 Convertible Notes in the open market. Certain refinancing alternatives may have a significant impact on the Company’s working capital and liquidity ratios. Management believes that the Company will generate adequate operating cash flows for capital expenditure needs and contractual commitments for at least the next 12 months.

As of September 30, 2003, the Company had $33.1 million of cash and cash equivalents compared to $68.8 million at December 31, 2002. Cash balances residing outside of the United States at September 30, 2003 were $11.7 million compared to $10.3 million at December 31, 2002. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of the Company and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments.

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

At September 30, 2003, the Company’s principal commitments involve minimum purchase requirements under supply agreements with telecommunication providers, capital lease obligations, operating lease obligations and semi-annual interest on the 2004 and 2008 Convertible Notes.

ACQUISITIONS

MediaLinq

In September 2003, Xpedite entered into an asset purchase agreement with Captaris, Inc. (“Captaris”) and its wholly-owned subsidiary MediaTel Corporation (Delaware) (“MediaTel”), whereby Xpedite purchased substantially all of the assets of MediaLinq, an outsource division of Captaris operated by MediaTel. The effective date of this transaction, as defined in the Purchase Agreement was September 1, 2003 and the results of MediaLinq have been included in the consolidated financial statements since that date. The aggregate purchase price for MediaLinq was approximately $16.0 million, including $15.4 million paid at closing, subject to a post-closing net working capital adjustment, and approximately $0.6 million in estimated transaction fees and closing costs. Xpedite funded the purchase through its existing working capital. In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated as follows:

Current assets	$4,076
Property, Plant & Equipment	2,240
Intangible assets	11,103
Long term assets	102

Total assets acquired	17,521

Current liabilities	(1,565)

Total liabilities assumed	(1,565)

Net assets acquired	$15,956

The acquired intangibles have an estimated useful life of five years. Developed technology of approximately $1.8 million and customer lists of approximately $9.3 million are included in the intangible assets.

In addition, Xpedite and Captaris entered into license and reseller agreements for Captaris’ e-document delivery technology, and the parties will cooperate in providing mutual resale opportunities for each other’s products and services. The license and reseller agreements provide for minimum compensation to Captaris of $2.0 million over a three-year period.

The unaudited pro forma combined historical results, as if MediaLinq had been acquired at the beginning of fiscal 2003 and 2002, respectively are estimated to be:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue	$100,094	$92,034	$297,918	$274,488

Income from continuing operations	8,287	2,942	20,074	8,065
Basic income from continuing operations per share	$0.15	$0.05	$0.38	$0.15
Adjusted income from continuing operations	8,612	2,942	20,399	8,065
Diluted income from continuing operations per share	$0.13	$0.05	$0.35	$0.14

Net income (loss)	7,393	2,942	19,098	(4,750)
Basic net income (loss) per share	$0.14	$0.05	$0.36	$(0.09)
Adjusted net income (loss)	7,718	2,942	19,425	(4,750)
Diluted net income (loss) per share	$0.12	$0.05	$0.33	$(0.09)

The pro forma results include amortization of the intangibles identified above assumed as part of the purchase. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

Other acquisitions

In April 2003, Xpedite and its Canadian subsidiary acquired substantially all of the assets of BillWhiz Inc. d/b/a Linkata Technologies, a Canadian company. The Company will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price over a three-year earn-out period based on the achievement of specified revenue targets. If the earn-out is achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

In January 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of C&W, and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is classified on the balance sheet as restricted cash. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

In July 2003, Premiere Conferencing acquired substantially all of the assets related to the Affinity Conferencing Services, Inc. The Company will pay a minimum of approximately $0.3 million up to a maximum of approximately $0.5 million in cash purchase price over a one-year earn-out period based on the achievement of specified revenue targets. If the earn-out is achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2002 and September 30, 2003 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2002	2003 Charges to Continuing Operations	Payments	Non- Cash Costs	Reversal of Charge	Accrued Costs at September 30, 2003
Accrued restructuring costs:
Severance and exit costs	$1,396	$3,815	$2,025	$—	$52	$3,134
Contract termination costs	220	5,733	28	—	201	5,724
Other	282	90	36	206	76	54

Accrued restructuring costs	$1,898	$9,638	$2,089	$206	$329	$8,912

During the third quarter of 2003, management committed to a plan to reduce annual operating expenses through a reduction in personnel costs related to the Company’s operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to the Company, net of estimated sublease payments. The plan eliminated, through a reduction in workforce of, approximately 85 employees across both business units and at the Holding Company. Accrued costs for restructuring taken in the third quarter of 2003 are as follows (in thousands):

Q3 2003 Charge	Accrued Costs at December 31, 2002	2003 Charges to Continuing Operations	Payments	Accrued Costs at September 30, 2003
Accrued restructuring costs:
Severance and exit costs	$—	$3,815	$1,296	$2,519
Contract termination costs	—	5,733	21	5,712
Other	—	90	36	54

Accrued restructuring costs	$—	$9,638	$1,353	$8,285

On a business unit basis, Xpedite recorded a charge of approximately $7.9 million, comprised of severance and exit costs of approximately $2.5 million and contractual lease obligations net of estimated sublease income, of approximately $5.4 million. During the third quarter of 2003, Xpedite paid approximately $1.0 million in cash related to severance obligations. A majority of the contract termination costs relate to an Xpedite lease which expires in 2016, and, as such, approximately $3.4 million of this liability has been classified in other long-term liabilities on the balance sheet. The remaining restructuring reserve was approximately $6.9 million at September 30, 2003. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the third quarter of 2003, Premiere Conferencing paid approximately $0.3 million in cash related to severance obligations. The remaining accrual for Premiere Conferencing at September 30, 2003 was approximately $0.7 million. The Holding Company recorded a charge of approximately $0.7 million relating to severance obligations due to the former Chief Legal Officer of which no amount had been paid as of September 30, 2003.

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and other sales and administrative costs. During the first nine months of 2003, the Company paid approximately $0.7 million in severance and exit costs related to this plan and approximately $0.2 million in non-cash costs associated with exiting the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. As of September 30, 2003 the remaining balance to be paid is approximately $0.6 million.

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

During the third quarter of 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. In addition, during the third quarter of 2003, the Company utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. The Company believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact its financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on our Condensed Consolidated Financial Statements as we did not have any financial instruments with characteristics of both liabilities and equity during the quarter ended September 30, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of September 30, 2003. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2 —”Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

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

FORWARD LOOKING STATEMENTS

When used in this Quarterly Report on Form 10-Q and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK’s forward-looking statements, including the following factors:

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringements claims;

•	Our ability to service or repay all or a portion of our convertible notes issued to the public, a portion of which mature on July 1, 2004 and the remainder of which mature on August 15, 2008;

•	The failure of the purchaser to pay the liabilities assumed in, or incurred after, the sale of the Voicecom business unit;

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filing by MCI and Global Crossing for protection under Chapter 11 of the United States Bankruptcy Code and MCI’s notice of rejection of some (if not all) of our telecommunication service agreements;

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code;

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	Risks associated with expansion of our international operations;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•	Legislative or regulatory changes, such as the recent Federal Communications Commission’s revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged;

•	Changes in the securities markets may negatively impact us;

•	Increased leverage in the future may harm our financial condition and results of operations;

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;

•	We may not be able to repurchase or refinance our existing convertible notes due 2004 if so required or desired;

•	Factors described under the caption “Risk Factors” in our Current Report on Form 8-K, dated August 5, 2003 and under the caption “Risk Factors” in our Form S-3 Registration Statement filed with the Securities and Exchange Commission on September 24, 2003; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

At September 30, 2003, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company’s fixed-rate convertible subordinated notes outstanding at September 30, 2003, by approximately $4.6 million for the 2004 Convertible Notes and by approximately $42.3 million on the 2008 Convertible Notes.

Approximately 36.3% of the Company’s revenues and 36.8% of its operating costs and expenses were transacted in foreign currencies for the nine month period ended September 30, 2003. As a result, fluctuations in exchange rates impact the amount of the Company’s reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for the nine month period ended September 30, 2003 by approximately $10.2 million and operating costs and expenses for the nine month period ended September 30, 2003 by approximately $8.2 million. The Company has not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at September 30, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of September 30, 2003, to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no significant changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company has several litigation matters pending, as described below. Due to the inherent uncertainties of the litigation process and the judicial system, the Company is unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to the Company, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933 and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act of 1933, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss was granted in part and denied in part. By Order dated September 26, 2003, the Court granted in its entirety the defendants’ Motion for Summary Judgment and denied as moot the defendants’ Motion in Limine. On September 30, 2003, the Court entered judgment for the defendants and against the plaintiffs. Plaintiffs have filed a Notice of Appeal of the Court’s rulings on summary judgment and on the Motion to Dismiss.

On December 10, 2001, Voice-Tel filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital.

On March 31, 2003, the Federal court granted PTEK and PCI’s Motions for Summary Judgment, and dismissed them from the case. The court also granted partial Summary Judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches of the franchise agreement and alleged overpayments or underpayments of certain fees between the franchisor and the franchisee. There is no date set for trial in the federal case.

On August 28, 2003, the arbitrator issued his ruling related to the Digital franchise disputes. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

The Company has settled the litigation matters described below.

On February 23, 1998, Rudolf R. Nobis and Constance Nobis filed a complaint in the Superior Court of Union County, New Jersey against defendants including Xpedite and certain of its alleged current and former officers, directors, agents and representatives. The plaintiffs alleged that the defendants engaged in wrongful activities in connection with the management of the plaintiffs’ investments with Equitable Life Assurance Society of the United States and/or Equico Securities, Inc., collectively “Equitable”. This case was dismissed without prejudice and compelled to NASD arbitration. In August 2000, plaintiffs filed a statement of claim with the NASD against respondents, including Xpedite (the “Nobis Respondents”). Claimants alleged that the respondents engaged in wrongful activities in connection with the management of the claimants’ investments with Equitable. The statement of claim asserted wrongdoing in connection with the claimants’ investment in securities of Xpedite and in unrelated investments involving insurance-related products. The claimants and Xpedite reached a settlement on August 20, 2003. Pursuant to the settlement agreement, dismissals were filed in both the New Jersey and New York courts.

On September 3, 1999, Elizabeth Tendler filed a complaint in the Superior Court of New Jersey Law Division, Union County, against defendants including PTEK and Xpedite, and various alleged current and former officers, directors, agents and representatives of Xpedite. The plaintiff alleged that the defendants engaged in wrongful activities in connection with the management of the plaintiff’s investments, including investments in Xpedite. Plaintiff’s claims against Xpedite and PTEK included breach of contract, breach of fiduciary duty, unjust enrichment, conversion, fraud, interference with economic advantage, liability for ultra vires acts, violation of the New Jersey Consumer Fraud Act and violation of New Jersey RICO. This case was dismissed without prejudice and compelled to NASD arbitration. In August 2000, a statement of claim was also filed with the NASD against all but one of the Nobis Respondents making virtually the same allegations on behalf of claimant Elizabeth Tendler. The claimants and Xpedite reached a settlement on August 20, 2003. Pursuant to the settlement agreement, dismissals were filed in both the New Jersey and New York courts.

The total settlement amount paid to claimants Rudolf Nobis, Constance Nobis, and Elizabeth Tendler was approximately $0.1 million.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County (referred to as “EasyLink I”). EasyLink’s complaint alleged, among other things, that the Company entered into agreements to purchase a secured promissory note in the original principal amount of $10 million (the “Note”) and 1,423,980 shares of EasyLink’s Class A common stock (the “Stock”) for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink claimed that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. On July 11, 2003, the court entered an order granting AT&T’s, the Company’s and Xpedite’s motions to dismiss EasyLink’s complaint, without prejudice and without costs. EasyLink appealed, and the Company and Xpedite cross-appealed on the ground that the lower court should have dismissed the claims “with prejudice.” Simultaneously with noticing an appeal, EasyLink filed a new complaint on July 31, 2003 against the Company, Xpedite and AT&T in the Law Division of the same Superior Court (referred to as “EasyLink II”). The claims against the Company and Xpedite in EasyLink II, which substantially reasserted allegations from EasyLink I, are styled “unfair competition” and “tortious interference with contracts/prospective business advantage.” On October 20, 2003, the parties entered into a settlement agreement for EasyLink I and EasyLink II. Pursuant to the settlement, EasyLink consented to the transfer of the Note and the Stock to PTEK and the parties agreed to dismiss with prejudice the lawsuits and exchanged mutual releases. In exchange for the Note and Stock, PTEK paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of PTEK common stock at $9.36 per share. In addition, PTEK and EasyLink modified the Note to, among other things, amend the payment schedule of the Note as follows: PTEK is entitled to receive aggregate payments of approximately $13.8 million, consisting of 10 quarterly payments of $0.8 million commencing December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and among Captaris, Inc., MediaTel Corporation and Xpedite Systems, Inc. dated September 15, 2003 (incorporated by reference to the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

4.1	Registration Rights Agreement dated August 12, 2003 by and among the Company, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.2	Indenture dated August 12, 2003 by and between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.3	Form of 5% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

10.1	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective as of August 1, 2003.

10.2	EasyLink Services Corporation Amended and Restated Promissory Note effective as of September 1, 2003 payable to the Company bv EasyLink Services Corporation.

10.3	Warrant to Purchase 250,000 Shares of Common Stock of the Company issued to AT&T Corp. dated October 20, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported	Entities For Which Financial Statements Filed or Furnished

07/31/03	Item 12 –Results of Operations and Financial Condition for the quarter ended June 30, 2003.	PTEK Holdings, Inc.

08/06/03	Items 5 and 7 – Other Events and Regulation FD Disclosure to announce the proposed offering of convertible subordinated notes due 2008 and the appointment of a new President of Xpedite Systems, Inc., to update Risk Factors and the status of litigation related to the Registrant’s proposed investment in EasyLink Services Corporation, and to file supplemental consolidated financial statements for the quarter ended June 30, 2003.	PTEK Holdings, Inc.

08/08/03	Item 9 – Regulation FD Disclosure to announce the pricing of the Registrant’s pending unregistered offering of 5% convertible subordinated notes due 2008.	None

08/12/03	Item 9 – Regulation FD Disclosure to announce the closing of the unregistered offering of 5% convertible subordinated notes due 2008.

8/19/03	Item 9 – Regulation FD Disclosure to announce the closing of the exercise of the overallotment option on the 5% convertible subordinated notes due 2008 and the redemption of a portion of the Registrant’s 5 ¾% convertible notes due 2004.	None

08/21/03	Items 5 and 7 – Other Events and Regulation FD Disclosure to file documents related to the 5% convertible subordinated notes due 2008.	None

9/23/03	Items 2 and 7 – Acquisition or Disposition of Assets to announce the acquisition by Xpedite Systems, Inc. of MediaLinq, a division of MediaTel Corporation (Delaware).	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	PTEK HOLDINGS, INC.

/s/ William E. Franklin

William E. Franklin Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and among Captaris, Inc., MediaTel Corporation and Xpedite Systems, Inc. dated September 15, 2003 (incorporated by reference to the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

4.1	Registration Rights Agreement dated August 12, 2003 by and among the Company, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.2	Indenture dated August 12, 2003 by and between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.3	Form of 5% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

10.1	Executive Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective as of August 1, 2003.

10.2	EasyLink Services Corporation Amended and Restated Promissory Note effective as of September 1, 2003 payable to the Company bv EasyLink Services Corporation.

10.3	Warrant to Purchase 250,000 Shares of Common Stock of the Company issued to AT&T Corp. dated October 20, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.