Form 10-K/A
period 2002-12-31
PTEK HOLDINGS INC
filed 2003-12-23
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 28, 2002 as reported by The Nasdaq Stock Market’s National Market, was approximately $313,643,543. As of March 25, 2002 there were 53,458,252 shares of the registrant’s common stock outstanding.

List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I. Part II, etc.) into which the document is incorporated:  None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, PTEK Holdings, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002 to respond to certain comments of the Securities and Exchange Commission (“SEC”) in connection with its review of our Registration Statement on Form S-3 filed on September 24, 2003. None of the SEC’s comments affect previously reported net income or earnings per share.

For convenience and ease of reference we are filing this Annual Report in its entirety. Unless otherwise stated, all information contained in this amendment is as of March 31, 2003, the filing date of our Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, this Amendment No. 1 to the Annual Report on Form 10-K/A should be read in conjunction with our subsequent filings with the SEC.

PART I

Item 1. Business

Overview

PTEK Holdings, Inc., a Georgia corporation (“PTEK” or the “Company”), is a global provider of outsourced communications services to large- and medium-sized enterprise customers. We have two business units, Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio conferencing and Web-based collaboration services, and Xpedite offers enhanced electronic messaging services through various modalities, including fax, e-mail, wireless and voice. The Company has a worldwide presence and an established customer base of over 26,000 corporate accounts spanning virtually every major industry, including almost 70% of the Fortune 500.

A large number of businesses rely on audio and Web conferencing or e-mail, fax, wireless and voice messaging to manage a wide variety of important business communications. The rapid proliferation of these technologies and the growing complexity of service requirements have motivated companies to outsource these managed group communications requirements. In addition, the current geopolitical climate and corporate cost-cutting trends have encouraged companies to replace business travel with more convenient, reliable and economical communications such as conferencing and messaging.

For the year ended December 31, 2002, segment revenues for Premiere Conferencing and Xpedite were 40.6% and 59.5%, respectively, before eliminations of consolidated revenues. Geographic revenues for North America, Asia Pacific and Europe were 67.0%, 16.4% and 16.6%, respectively, of consolidated revenues for 2002.

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

The conferencing and Web-based collaboration market is projected to reach $4.3 billion by 2006 (Source: Wainhouse Research). The multimedia messaging segment, which traditionally combines outsourced e-mail, voice and fax, is projected to reach $2.7 billion by 2006 (Source: Davidson Consulting). PTEK provides market leading solutions in both of these categories.

Today, PTEK’s services, combined with its global infrastructure, are the primary conduits for literally billions of business communications each year.

Service Offerings

PTEK’s business communications services solutions are provided through its two business units -- Premiere Conferencing and Xpedite.

Premiere Conferencing offers a full suite of audio conferencing and Web-based collaborated services for all forms of group communications activities. Customers use Premiere Conferencing for a wide range of communications from very large events such as investor relations calls, press conferences and training seminars with hundreds or thousands of participants, to smaller four-to-six person daily/weekly meetings. Premiere Conferencing provides group communications services for leading companies in virtually every major industry. Premiere Conferencing hosted approximately three million calls comprising nearly one billion minutes in 2002.

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

Premiere Conferencing has a complete product line of operator-assisted conferences that can be easily integrated with Premiere Conferencing’s Web products. Premiere Conferencing’s PremiereCall services include assistance from an operator or operators to introduce the speakers and topics, give participants instructions, and monitor all facets of a conference. In addition, complete event management services, which include a dedicated team and professional announcer to work with any customization requests, are available. Typical PremiereCall applications include sales meetings, investor relations calls, press conferences, customer seminars, product rollouts, and continuing medical education, continuing legal education, and branded customer seminars. Premiere Conferencing’s semiautomated operator-assisted service, PremiereCall AuditoriumSM, experienced strong growth in 2002, as more customers leveraged their ability to start a larger-scale conference immediately, while still utilizing the resource of a dedicated operator during the entire call. Premiere Conferencing’s client services team understands the importance of professional, secure communications and works closely with its customers to ensure a successful conference.

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

Premiere Conferencing has approximately 6,500 domestic and international corporate accounts, supporting approximately 71,000 active conferencing hosts. The business unit has successfully penetrated key accounts in various industries including technology, healthcare, investor relations, financial services, public relations and market research.

Premiere Conferencing has historically relied on sales through a particular customer, IBM, for a significant portion of its revenues. Sales to that customer accounted for approximately 12% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2002, 10% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2001, and 5% of consolidated revenues from continuing operations (22% of Premiere Conferencing’s revenues) in 2000. The initial term of the IBM agreement ends December 31, 2004. Thereafter, it will automatically renew for additional one-month periods unless IBM provides 30 days’ notice of non-renewal prior to the expiration of the initial term. During the initial term, neither party can terminate the agreement without cause. IBM may terminate the agreement without cause upon 30 days’ notice during any renewal term. The agreement does not contain any revenue commitments, termination charges or use requirements. Premiere Conferencing’s relationship with IBM may not continue at historical levels, and there is no long-term price protection for services provided to IBM.

Xpedite has more than 19,500 corporate accounts, representing over 175,000 users. This business unit has successfully targeted industries such as securities, banking, mortgage, publishing, healthcare, associations, investor relations, public relations, travel and hospitality.

While the Company’s business is generally not seasonal, it has experienced and can expect to continue to experience lower levels of sales and usage during periods which have reduced numbers of working days. For example, the Company’s operating results have decreased around the summer months (particularly in our international operations), as well as during Thanksgiving, December and New Year holidays. The Company expects that its revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of its services by business customers.

The Company typically does not enter into long-term contracts with its customers, with most customer agreements having terms of one to three years. Customers may generally terminate without penalty, unless their agreement contains an annual minimum revenue commitment that would require payment by the customer of any unused minimum amount upon termination.

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

Suppliers

The Company purchases telecommunications services and equipment for use in its operations from a variety of suppliers. Some of the Company’s telecommunications supply agreements contain commitments that require that the Company purchase a minimum amount of services through 2006. These costs are approximately $13.7 million, $9.5 million, $1.4 million and $0.5 million in 2003 through 2006, respectively. The Company purchases telecommunications and other network services from MCI WorldCom, Inc. (“MCI”) under service agreements which do not contain minimum commitments. The Company’s ability to maintain network connections is dependent upon access to transmission facilities provided by MCI or an alternative provider. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies”, and Note 20 to the Consolidated Financial Statements.

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

Research and Development

PTEK’s ability to design, develop, test and support new software technology for product enhancements in a timely manner is an important ingredient to its future success. New or next generation versions of the Company’s services recently released include Auditorium, SecureTouchSM, messageREACH and voiceREACH. Services currently in development include VisionCast and SecureMail. These services are critical additions to the suite of communications and data services PTEK provides to its customers, not only to position the operating units in larger market segments, but more importantly to meet changing customer needs and respond to the overall technological changes in the marketplace.

The Company devotes significant resources to the development of enhancements for existing services and to introduce new services. Each PTEK operating unit includes research, development and engineering personnel who are responsible for designing, developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. The Company’s research and development strategy is to focus its efforts on enhancing its proprietary software and integrating it with readily available industry standard software and hardware when feasible. Research, development and engineering personnel also engage in joint development efforts with the Company’s strategic partners and vendors. PTEK employs 69 research and development professionals. The Company’s research and development costs for 2002, 2001 and 2000 were $7.2 million, $11.1 million and $8.6 million, respectively.

Competition

PTEK competes with major telecommunications service providers around the world such as AT&T Corp., MCI, Global Crossing Limited, Sprint Corporation and the international PTTs. Because these telecommunications providers own the underlying telecommunications network, they may have lower per minute long distance costs than the Company. Although these providers hold a large market share, conferencing and messaging are not primary focuses of their business. The Company believes that it has been able to compete with these providers on the basis of quality of customer service.

The Company also competes with smaller companies in each of its service categories. For example, Premiere Conferencing competes with West Corporation’s conferencing services segment, Raindance Communications, Inc., ACT Teleconferencing, Inc., WebEx Communications, Inc. and Genesys Telecommunications Laboratories, Inc. The Company believes that Premiere Conferencing is the third largest independent audio conferencing provider. While the multimedia messaging industry is highly fragmented, the Company believes that Xpedite is the largest worldwide provider of these services. As Xpedite evolves into more of a business services company, its solution set will be positioned to displace existing services provided by companies such as West, TeleTech Holdings, Inc. and others in the customer relationship management (“CRM”) category, and it will continue to compete with EasyLink Services Corporation, Captaris, Inc., Critical Path, Inc., DoubleClick Inc. and j2 Global Communications, Inc. in the multimedia messaging category. The Company’s newer service offerings, particularly those services that will compete in the CRM market, may not achieve the market acceptance of existing providers’ services.

In all cases, PTEK’s strategy is to gain a competitive advantage in winning and keeping customers by enabling its business units to deliver leading technology-driven solutions to its customers and support them with superior customer service. The Company believes that its comprehensive package of conferencing and messaging services provide it an advantage over many of its competitors that have more limited service offerings. In addition, the Company believes that its global reach allows it to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

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

Proprietary Rights and Technology

The Company’s ability to compete is dependent in part upon its proprietary technology. The Company currently has three issued U.S. patents relating to its fax distribution services, each of which will expire in 2013, and multiple pending U.S. patents covering aspects of its teleconferencing services. In addition, the Company owns and uses a number of registered trademarks in connection with its products and services, such as PTEK, ReadyCast, ReadyConference, SoundCast, VisionCast, messageREACH and Xpedite. Applications for Auditorium, ReadyClick & Conference, intelliSEND and voiceREACH are pending in the U.S. Many of these trademarks are either registered in or have applications pending in other countries. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company’s proprietary rights and technology. The Company’s proprietary rights and technology include confidential information and trade secrets that the Company attempts to protect through confidentiality and nondisclosure provisions in its agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. PTEK currently has seven patents, five patent applications pending, numerous worldwide registrations of trademarks and service marks, and numerous worldwide trademark and service mark registrations pending. Despite the Company’s efforts to protect its proprietary rights and technology, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company’s proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company’s technology. However, the Company believes that, due to the rapid pace of technological change in communications and data services, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are of equal or greater importance to establishing and maintaining a competitive advantage in the industry.

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

During the year ended December 31, 2002, certain current and former employees exercised options to purchase an aggregate of 47,080 shares of Common Stock at prices ranging from $0.71 per share to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act. In the third quarter of 2002, the Company issued 601,997 shares of Common Stock, of which 352,997 shares were returned in November 2002, pursuant to the terms of a settlement to multiple class action lawsuits in the United Stated District Court for the Northern District of Georgia brought by a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. franchisees and a subclass of former Xpedite Systems, Inc. shareholders) who purchased or otherwise acquired the Company’s Common Stock from as early as February 11, 1997 through June 10, 1998. The remaining 249,000 shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

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

	Year Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$341,253	$330,416	$303,244	$292,731	$226,776
Gross margin	223,590	205,140	177,201	165,029	98,145
Operating income (loss)	24,905	(177,142)	(58,206)	(84,889)	(65,381)
Income (loss) from continuing operations attributable to common and common equivalent shares for shareholders for:
—basic and diluted net income (loss) per share	14,423	(209,658)	(46,602)	5,754	(47,508)
Income (loss) from continuing operations per common and common equivalent shares for:
—basic (1)	$0.27	$(4.19)	$(0.97)	$0.12	$(1.07)
—diluted(1)	$0.26	$(4.19)	$(0.97)	$0.12	$(1.07)

Loss from discontinued operations	(12,532)	(32,462)	(12,264)	(39,245)	(36,746)
Net income(loss) attributable to common and common equivalent shares for shareholders for:
—basic and diluted net income (loss) per share	1,891	(242,120)	(58,866)	(33,491)	(84,254)
Net income (loss) per common and common equivalent shares for:
—basic (1)	$0.04	$(4.84)	$(1.22)	$(0.72)	$(1.90)
—diluted (1)	$0.03	$(4.84)	$(1.22)	$(0.72)	$(1.90)
Shares used in computing income (loss) from continuing operations and net income (loss) per common and common equivalent shares for:
—basic	53,550	49,998	48,106	46,411	44,325
—diluted	56,262	49,998	48,106	46,411	44,325

Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$69,418	$49,500	$29,716	$101,981	$40,609
Working capital	62,103	13,116	15,949	34,746	(92,628)
Total assets	352,093	386,438	630,933	770,481	796,416
Total debt	180,227	187,176	178,762	179,625	299,673
Total shareholders’ equity	84,338	79,032	313,406	422,220	397,793

Statement of Cash Flow Data:
Cash provided by (used in) operating activities from:
Continuing operations	37,244	29,034	7,503	(11,240)	29,108
Discontinued operations	(5,804)	31,871	10,426	21,167	(6,860)

Total	$31,440	$60,905	$17,929	$9,927	$22,248
Cash (used in) provided by investing activities from:
Continuing operations	(6,175)	(32,548)	3,643	116,697	63,728
Discontinued operations	(155)	(2,857)	(10,109)	(9,481)	(42,436)

Total	$(6,330)	$(35,405)	$(6,466)	$107,216	$21,292
Cash (used in) provided by financing activities from:
Continuing operations	(5,911)	1,660	(615)	(119,074)	(26,287)
Discontinued operations	(1,086)	(1,964)	(1,779)	(1,850)	(19,828)

Total	$(6,997)	$(304)	$(2,394)	$(120,924)	$(46,115)

1)	Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method) and from stock options (using the treasury stock method).

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

Revenues of the Company are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees, and usage fees generally based on per minute or transaction rates. Unbilled revenue consists of earned but unbilled revenue which results from the weekly billing cycle that was implemented at Premiere Conferencing during the third quarter of 2002. Deferred revenue consists of payments made by customers in advance of the time services are rendered. The Company’s revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A and 101B.

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

Results of Operations

The following table presents the percentage relationship of certain statements of operations items to total revenues for the Company’s consolidated operating results for the periods indicated:

	Year Ended December 31,
	2002	2001	2000
REVENUES	100.0%	100.0%	100.0%
COST OF REVENUES (exclusive of depreciation shown separately below)	34.5	37.9	41.6

GROSS MARGIN	65.5	62.1	58.4

OPERATING EXPENSES
Selling and marketing	26.2	22.8	22.4
General and administrative	16.4	17.6	15.7
Research and development	2.1	3.4	2.8
Depreciation	6.3	6.3	6.5
Amortization	3.2	26.8	29.8
Restructuring costs	0.5	1.4	—
Asset impairments	0.9	30.5	0.2
Equity based compensation	0.5	6.2	0.6
Legal settlements, net	2.1	0.7	(0.5)

Total operating expenses.	58.2	115.7	77.5

OPERATING INCOME (LOSS)	7.3	(53.6)	(19.1)

OTHER (EXPENSE) INCOME
Interest expense	(3.4)	(3.5)	(3.7)
Interest income	0.4	0.2	0.3
Gain on sale of marketable securities	0.3	0.9	19.6
Asset impairment – investments	—	(9.6)	(4.9)
Amortization of goodwill - equity investments	—	(0.5)	(1.6)
Other, net	—	(0.8)	(0.0)

Total other (expense) income	(2.7)	(13.3)	9.7

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4.6	(66.9)	(9.4)
INCOME TAX EXPENSE (BENEFIT)	0.4	(3.4)	5.9

INCOME (LOSS) FROM CONTINUING OPERATIONS	4.2%	(63.5)%	(15.3)%

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom	(4.7)	(16.1)	(6.3)
Income tax benefit	(1.1)	(6.3)	(2.2)

Loss on discontinued operations	(3.6)	(9.8)	(4.1)

NET INCOME (LOSS)	0.6%	(73.3)%	(19.4)%

The following table presents certain financial information about the Company’s operating segments for the periods presented (amounts in millions), with amortization expense and asset impairments allocated to the appropriate operating segment:

	Year Ended December 31,
	2002	2001	2000
REVENUES:
Revenues from continuing operations:
Xpedite	$202.9	$215.7	$230.1
Premiere Conferencing	138.5	115.1	73.4
Eliminations	(0.1)	(0.4)	(0.3)

	$341.3	$330.4	$303.2

Revenues from discontinued operations:
Retail Calling Card Services	—	—	13.8
Voicecom	15.8	92.5	119.9

	$357.1	$422.9	$436.9

OPERATING PROFIT (LOSS):
Operating profit (loss) from continuing operations:
Xpedite	$22.8	$(147.1)	$(40.5)
Premiere Conferencing	31.5	11.4	(0.5)
Holding Company	(29.4)	(41.4)	(17.0)
Eliminations	(0.0)	—	(0.2)

	$24.9	$(177.1)	$(58.2)

Operating profit (loss) from discontinued operations:
Retail Calling Card Services	—	—	(1.1)
Voicecom	(5.7)	(53.6)	(17.1)

	$19.2	$(230.7)	$(76.4)

NET INCOME (LOSS):
Income (loss) from continuing operations:
Xpedite	$26.1	$(123.7)	$(50.7)
Premiere Conferencing	26.8	6.7	(3.4)
Holding Company	(38.2)	(92.7)	6.1
Eliminations	(0.3)	(0.0)	1.4

	$14.4	$(209.7)	$(46.6)

Income (loss) from discontinued operations:
Retail Calling Card Services	—	—	(1.3)
Voicecom	(12.5)	(32.4)	(11.0)

Net income (loss):	$1.9	$(242.1)	$(58.9)

The following table presents financial information based on the Company’s continuing geographic segments for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Net Revenues	Operating Income (Loss)	Identifiable Assets
2002
North America	$228.8	$20.5	$285.3
Asia Pacific	55.9	2.6	25.8
Europe	56.6	1.8	41.0

Total	$341.3	$24.9	$352.1

2001
North America	$223.8	$(157.8)	$321.9
Asia Pacific	56.2	(6.1)	27.1
Europe	50.4	(13.2)	37.4

Total	$330.4	$(177.1)	$386.4

2000
North America	$187.6	$(63.4)	$565.0
Asia Pacific	64.8	(1.6)	30.8
Europe	50.8	6.8	35.1

Total	$303.2	$(58.2)	$630.9

Revenues

Consolidated revenues from continuing operations increased 3.3% to $341.3 million in 2002 from $330.4 million in 2001, and increased 9.0% in 2001 from $303.2 million in 2000. Revenues in the Company’s operating segments are as follows:

Xpedite revenue was 59.5%, 65.3% and 75.9% of consolidated revenues for 2002, 2001 and 2000, respectively. Xpedite revenue decreased 5.9% to $202.9 million in 2002 from $215.7 million in 2001 and decreased 6.3% in 2001 from $230.1 million in 2000. The decline in revenue in 2002 is mainly attributable to decreased rates of approximately 23.9% from 2001 in Xpedite’s traditional or “legacy” store and forward fax business as a result of price compression in this market from increased competition and decreased demand. In addition, volumes for these products decreased approximately 5.5% as a percentage of total volumes from 2001. The decline in revenue in 2001 is primarily attributable to a general decline in the second half of 2001 in demand and price compression in the traditional store and forward fax business primarily caused by weakness in the hospitality and financial services industries worldwide along with a general weakness in foreign currencies against the U.S. dollar. In the fourth quarter of 2000 and the first quarter of 2001, Xpedite made three customer base acquisitions which generated approximately $12.0 million and $9.9 million in revenue in 2002 and 2001, respectively.

Premiere Conferencing revenue was 40.6%, 34.8% and 24.2% of consolidated revenues for 2002, 2001 and 2000, respectively. Premiere Conferencing revenue increased 20.2% to $138.5 million in 2002 from $115.1 million in 2001 and increased 57.0% in 2001 from $73.4 million in 2000. The increases in 2002 and 2001 are attributable to growth in Premiere Conferencing’s automated conferencing service, ReadyConference, of approximately 8.2% of segment revenue over the prior year in 2002 and approximately 18.5% of segment revenue in 2001. In addition, this increase is related to an expansion of these services into key foreign markets and growth in Web conferencing services. Management expects revenue growth in this operating segment to continue, primarily driven by growth in minutes of use. The Company believes audio conferencing revenue will continue to grow through minute volume with some decline in average revenue per minute.

Consolidated revenues on a geographic region basis increased in North America to $228.8 million or 67.0% of consolidated revenues in 2002 from $223.8 million or 67.7% of consolidated revenues in 2001 and increased from $187.6 million or 61.9% of consolidated revenues in 2000. As a percentage of consolidated revenues, North America revenue decreased 0.7% from 2001 to 2002 and increased 5.9% from 2000 to 2001. Consolidated revenues in Europe increased $6.2 million, from $50.4 million or 15.3% of consolidated revenues in 2001 to $56.6 million or 16.6% of consolidated revenues in 2002. In 2001, European revenues decreased $0.4 million, from $50.8 million for the comparable period in 2000. As a percentage of consolidated revenues, European revenue increased 1.3%

from 2001 to 2002 and decreased 1.5% from 2000 to 2001. Consolidated revenues in Asia Pacific decreased $0.3 million, from $56.2 million or 17.0% of consolidated revenues in 2001 to $55.9 million or 16.4% of consolidated revenues in 2002. In 2001, Asia Pacific revenues decreased $8.6 million, from $64.8 million in 2000. As a percentage of consolidated revenues, Asia Pacific revenue decreased 0.6% from 2001 to 2002 and decreased 4.4% from 2000 to 2001. In 2002, the Company experienced revenue growth in the European region mainly as a result of the expansion of Premiere Conferencing in that region and a customer base acquisition at Xpedite, which also accounted for a majority of the domestic growth in 2002. International revenue declines in 2001 were mainly caused by weakness in the hospitality and financial services industry along with significant declines in real-time fax pricing in Asia Pacific in 2000 due to deregulation of most Asian telecommunication markets. The Company believes it will have continued growth in revenues in both the European and Asia Pacific regions as it continues to expand internationally.

Cost of revenues

Consolidated cost of revenues were 34.5%, 37.9% and 41.6% of consolidated revenues in 2002, 2001 and 2000, respectively. Consolidated cost of revenues from continuing operations decreased 6.1% to $117.7 million in 2002 from $125.3 million in 2001, and decreased 0.6% in 2001 from $126.0 million in 2000. Cost of revenues in the Company’s operating segments are as follows:

Xpedite cost of revenue were 30.3%, 34.0%, and 38.0% of segment revenue in 2002, 2001 and 2000, respectively. Xpedite cost of revenue decreased 16.2% to $61.4 million in 2002 from $73.3 million in 2001, and decreased 16.3% in 2001 from $87.5 million in 2000. In 2002 and 2001 cost of revenue decreased due to decreases in per minute telecommunications rates for the Xpedite worldwide network, as well as increased sales of messageREACH and voiceREACH products, which carry lower cost of revenues. Lower telecommunications costs have become the general industry trend over the past several years. Xpedite utilizes several telecommunication service providers and, accordingly, can direct traffic to providers offering the lowest rates. These decreases were slightly offset by direct operating costs increases from 2001 to 2002 of approximately 1.0% as a result of the increase in Xpedite’s hardware sales in Japan, which carries a 70% direct cost, and an increase in message volume related to messageREACH and voiceREACH products of approximately 5.5% of consolidated volumes compared to 2001. In 2001, direct operating costs increased 0.9% primarily due to increased message volume from messageREACH and voiceREACH products of 12.2% of consolidated volumes compared to 2000.

Premiere Conferencing cost of revenue were 40.7%, 45.1% and 52.9% of segment revenue in 2002, 2001 and 2000, respectively. Premiere Conferencing’s cost of revenue increased 8.4% to $56.3 million in 2002 from $52.0 million in 2001, and increased 34.0% in 2001 from $38.8 million in 2000. In 2002, cost of revenue declined as a percentage of segment revenue as the decline in the average price per minute for its services was greater than the decrease in telecommunications costs. Cost of revenue decreased as a percent of segment revenue in 2001 primarily due to significant decreases in per minute telecommunications transport costs. The significant decreases in telecommunication costs are the result of the general industry price declines seen for long distance delivery. Premiere Conferencing utilizes several telecommunication service providers and, accordingly, can direct traffic to providers offering the lowest rates. In addition, in 2002 and 2001, direct operating costs as a percentage of segment revenue decreased 5.0% and 5.1%, respectively, due to the growth in the automated ReadyConference product, which carries a low direct cost compared to the operator-assisted product because it does not require an operator to facilitate the conference call. Revenue from this product grew to approximately 69% of segment revenue in 2002 from approximately 60% in 2001.

Gross margin

Consolidated gross margin from continuing operations as a percentage of consolidated revenues was 65.5%, 62.1%, and 58.4% in 2002, 2001 and 2000, respectively. Consolidated gross margin from continuing operations increased 9.0% to $223.6 million in 2002 from $205.1 million in 2001, and increased 15.8% in 2001 from $177.2 million in 2000. Gross margin in the Company’s operating segments were as follows:

Xpedite’s gross margin as a percentage of segment revenue was 69.7%, 66.0%, and 62.0% in 2002, 2001 and 2000, respectively. Xpedite’s gross margin decreased 0.6% to $141.5 million in 2002 from $142.4 million in 2001, and decreased 0.1% in 2001 from $142.6 million in 2000.

Premiere Conferencing’s gross margin as a percentage of segment revenue was 59.3%, 54.9%, and 47.1% in 2002, 2001 and 2000, respectively. Premiere Conferencing’s gross margin increased 30.0% to $82.2 million in 2002 from $63.2 million in 2001, and increased 82.2% in 2001 from $34.6 million in 2000.

Selling and marketing

Consolidated selling and marketing costs from continuing operations as a percent of consolidated revenues were 26.2%, 22.8% and 22.4% in 2002, 2001 and 2000, respectively. Consolidated selling and marketing costs from continuing operations increased 17.8% to $89.0 million in 2002 from $75.5 million in 2001, and increased 11.2% in 2001 from $67.9 million in 2000. Selling and marketing costs in the Company’s operating segments were as follows:

Xpedite selling and marketing costs as a percentage of segment revenue were 30.4%, 24.8% and 23.5% in 2002, 2001 and 2000, respectively. Xpedite selling and marketing costs increased 15.0% to $61.6 million in 2002 from $53.6 million in 2001, and decreased 0.6% in 2001 from $53.9 million in 2000. In 2002, the increase was due primarily to an increased sales and marketing headcount of 29 employees. In 2001, the increase as a percentage of segment revenue was primarily due to the higher costs of launching messageREACH globally.

Premiere Conferencing selling and marketing costs as a percentage of segment revenue were 19.8%, 18.5% and 17.7% in 2002, 2001 and 2000, respectively. Premiere Conferencing selling and marketing costs increased 28.3% to $27.4 million in 2002 from $21.3 million in 2001, and increased 64.8% in 2001 from $13.0 million in 2000. In 2002 and 2001, the 1.3% and 0.8%, increases as a percent of segment revenue were due primarily to increased sales and marketing headcount of 86 and 74 employees in 2002 and 2001, respectively.

General and administrative

Consolidated general and administrative costs from continuing operations as a percentage of consolidated revenues were 16.4%, 17.6% and 15.7% in 2002, 2001 and 2000, respectively. Consolidated general and administrative costs from continuing operations decreased 4.2% to $55.8 million in 2002 from $58.3 million in 2001, and increased 17.4% in 2001 from $49.6 million in 2000. General and administrative costs in the Company’s operating segments were as follows:

Xpedite general and administrative costs as a percentage of segment revenue were 13.6%, 14.5% and 11.9% in 2002, 2001 and 2000 respectively. Xpedite general and administrative costs decreased 12.3% to $27.5 million in 2002 from $31.4 million in 2001, and increased 14.5% in 2001 from $27.4 million in 2000. The decrease in general and administrative costs as a percentage of segment revenue from 2001 to 2002 of 0.9% is due primarily to reductions in headcount in administration and customer service during early 2002. The increase from 2000 to 2001 of 2.6% of segment revenue is primarily due to increased headcount in administration and customer service.

Premiere Conferencing general and administrative costs as a percentage of segment revenue were 9.1%, 9.6% and 8.1% in 2002, 2001 and 2000, respectively. Premiere Conferencing general and administrative costs increased 13.2% to $12.5 million in 2002 from $11.1 million in 2001, and increased 86.9% in 2001 from $5.9 million in 2000. In 2002, general and administrative costs as a percentage of segment revenue declined despite an overall dollar increase of $1.4 million. This is primarily due to the growth in Premiere Conferencing automated revenue as a percentage of consolidated revenues. The Company believes that its ReadyConference product is highly scalable and does not require proportional increases in back office support. The increase from 2001 to 2000 is primarily due to infrastructure support increases related to the overall expansion of the Premiere Conferencing operating segment.

Holding Company general and administrative costs as a percentage of consolidated revenues were 4.6%, 4.9% and 5.6% in 2002, 2001 and 2000, respectively. Holding Company general and administrative costs were $15.8 million, $16.3 million and $15.6 million in 2002, 2001 and 2000, respectively. The $0.5 million decrease from 2001 to 2002 is primarily due to salary reductions, which were offset in part by approximately $1.6 million in acquisition-related costs that could not be applied to a specific transaction during 2002. The $0.7 million increase from 2000 to 2001 is primarily the result of costs associated with the PtekVentures business.

Research and development

Consolidated research and development costs from continuing operations as a percentage of consolidated revenues were 2.1%, 3.4% and 2.8% in 2002, 2001 and 2000, respectively. Consolidated research and development costs from continuing operations decreased 34.7% to $7.2 million in 2002 from $11.1 million in 2001, and increased 28.8% in 2001 from $8.6 million in 2000. Research and development costs in the Company’s operating segments were as follows:

Xpedite research and development costs as a percentage of segment revenue were 2.7%, 4.1% and 3.3% in 2002, 2001 and 2000, respectively. Xpedite research and development costs decreased 39.2% to $5.4 million in 2002 from $8.9 million in 2001, and increased 18.7% in 2001 from $7.5 million in 2000. In 2002, research and development costs as a percentage of segment revenue decreased as a result of a reduction in headcount, increased capitalized development costs of approximately $1.6 million and management’s continued policy of initiating only those development projects with a high probability of economic benefit. The increase in 2001 was attributable to continued development of the messageREACH and voiceREACH products.

Premiere Conferencing research and development costs as a percentage of segment revenue were 1.3%, 1.9% and 1.5% in 2002, 2001 and 2000, respectively. Premiere Conferencing research and development costs decreased 16.0% to $1.8 million in 2002 from $2.2 million in 2001, and increased 98.6% in 2001 from $1.1 million in 2000. In 2002, the slight decrease as a percentage of segment revenue is due to management’s continued policy of initiating only those development projects with a high probability of economic benefit. The slight increase in 2001 was primarily attributable to increased headcount of eight employees needed for the continued development of ReadyConference, ReadyCast and VisionCast.

Depreciation

Consolidated depreciation costs from continuing operations as a percentage of consolidated revenues were 6.3%, 6.3% and 6.5% in 2002, 2001 and 2000, respectively. Consolidated depreciation costs from continuing operations increased 4.0% to $21.5 million in 2002 from $20.7 million in 2001, and increased 4.6% in 2001 from $19.8 million in 2000. Depreciation costs in the Company’s operating segments were as follows:

Xpedite depreciation costs were 6.5%, 6.3% and 5.1% of segment revenue in 2002, 2001 and 2000, respectively. Xpedite depreciation costs decreased 3.2% to $13.1 million in 2002 from $13.6 million in 2001, and increased 16.4% in 2001 from $11.7 million in 2000. This represents a $0.5 million decrease in costs from 2001 to 2002 and a $1.9 million increase from 2000 to 2001. The $0.5 million decrease is attributable to the timing of depreciation for capital expenditures purchased in the later half of 2001. The $1.9 million increase in 2001 is related to increased capital expenditures in the latter half of 2000 and first half of 2001 related to messageREACH and voiceREACH.

Premiere Conferencing depreciation costs were 5.4%, 6.0% and 8.2% of segment revenue in 2002, 2001 and 2000, respectively. Premiere Conferencing depreciation costs increased 6.1% to $7.5 million in 2002 from $7.1 million in 2001, and increased 18.0% in 2001 from $6.0 million in 2000. This represents a $0.4 million increase from 2001 to 2002 and a $1.1 million increase from 2000 to 2001. The 2002 percentage decrease is due to the significant segment revenue growth in 2002. In 2001 the increase in depreciation in terms of dollars is attributable to increased capital expenditures in 2000 and 2001 to provide additional capacity to accommodate the growth of the business.

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

Asset impairments

The following table summarizes the asset impairments from continuing operations incurred by operating segment for the years ended December 31, 2002, 2001 and 2000 (in thousands):

	Xpedite	Conferencing	Holding Co.	Total
2002
Other intangibles	$3,202	$—	$—	$3,202

2001
Goodwill	$91,571			$91,571
Other intangibles	6,679			6,679
Property and equipment, net	777	984	785	2,546

	$99,027	$984	$785	$100,796

2000
Property and equipment, net	$800	$—	$—	$800

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

	First Six Months 2001 Xpedite	Second Six Months 2001 Xpedite	% Change Xpedite
Revenue	$112,552	$103,113	-8.4%

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

Net legal settlements and related expenses

Net legal settlements and related expenses were $7.3 million, $2.3 million and $(1.5) million in 2002, 2001 and 2000, respectively. See Note 20—“Commitments and Contingencies” to the Consolidated Financial Statements and “Legal Proceedings” under Item 3 of Part I of this report. Net legal settlements and related expenses in 2002 consisted of approximately $3.3 million attributable to the settlement of the shareholder class action lawsuit and $4.0 million for the settlement of the Cowan lawsuit. Net legal settlements and related expenses in 2001 were primarily related to $1.6 million of costs incurred that relate to shareholder litigation matters. Net legal settlements and related expenses in 2000 related primarily to the favorable settlement of a contractual dispute with MCI.

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

Effective income tax rate

In 2002, 2001 and 2000, the Company’s effective income tax rate varied from the statutory rate, primarily as a result of nondeductible goodwill amortization and asset impairments associated with the Company’s acquisitions that have been accounted for under the purchase method of accounting, and changes in calculating allowances and estimates. Changes in valuations allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. During the year ending December 31, 2002 the Company realized tax benefits of approximately $5.6 million of which approximately $1.0 million and $4.6 million were realized in the third and fourth quarters, respectively, due to changes in previous estimate. See Note 21—“Income Taxes” to the Notes to Consolidated Financial Statements for additional information.

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

The following table displays contractual obligations as of December 31, 2002 (in thousands):

Contractual obligation	Total Amounts Committed	Payments due by period
		Years ended December 31,
		2003	2004	2005	2006	2007	There- after
Capital lease obligations	$635	$424	$211	—	—	—	—
Operating leases	57,745	12,879	11,191	$10,274	$8,870	$6,095	$8,436
Convertible subordinated notes	172,500	—	172,500	—	—	—	—
Annual interest on convertible subordinated notes	14,878	9,919	4,959	—	—	—	—
Restructuring Costs	1,898	1,898	—	—	—	—	—
United Missouri Bank equipment term loan	3,748	2,811	937	—	—	—	—
Commercial Federal equipment term loan	3,756	1,449	1,449	858	—	—	—
Webforia obligations	2,000	2,000	—	—	—	—	—
Telecommunications supply agreements	25,062	13,657	9,477	1,400	528	—	—
Notes payable	75	75	—	—	—	—	—
Acquisitions	214	214	—	—	—	—	—

	$282,511	$45,326	$200,724	$12,532	$9,398	$6,095	$8,436

The Company purchases telecommunication and other network services from MCI under numerous transmission agreements. The Company currently has significant outstanding disputes with MCI regarding charges billed by MCI under these agreements. The Company has asserted that MCI and its affiliates owe credits exceeding $5.9 million to the Company as of December 31, 2002. MCI, in turn, has disputed a portion of those credits claimed by the Company. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company believes it has appropriately accrued a reasonable estimate for this dispute. If the Company is unable to resolve its billing dispute with MCI or is required to pay MCI an amount greater than is accrued, the Company’s financial condition and results of operations could be materially impacted.

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

In July 1997, the Company issued convertible subordinated notes (“Convertible Notes”) of $172.5 million that mature on July 1, 2004 and bear interest at 5 3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The outstanding balance of the Convertible Notes at December 31, 2002 was $ 172.5 million. The annual interest commitment associated with the remaining Convertible Notes is $9.9 million and is paid semi-annually on July 1 and January 1 of each year. In addition to the Convertible Notes, the Company had $7.7 million of other indebtedness outstanding on December 31, 2002.

We cannot assure that we will generate sufficient cash flow from operations to enable us to repay our indebtedness or to fund our other liquidity needs. If we cannot generate sufficient cash flow from operations in the future, we may need to refinance or restructure all or a portion of our indebtedness on or before maturity. We will continue to evaluate the most efficient use of our capital, and will likely seek strategic alternatives for portions of our business or a refinancing arrangement to address the maturity of the convertible notes on July 1, 2004. Depending upon market conditions, these alternatives may include purchasing, refinancing or otherwise retiring a portion of the convertible notes in the open market. We cannot assure, however, that we will be able to timely refinance any of our indebtedness, including the convertible notes, on commercially reasonable terms or at all.

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure” (“SFAS No. 148”), which amends SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”). SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2— “Significant Accounting Policies” for the additional annual disclosures made to comply with SFAS No. 148. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. As the Company does not intend to adopt the provisions of SFAS No. 123, it does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in tine, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the pronouncements will have a material impact on its results of operations or financial condition.

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

Subsequent Events

On January 16, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction and closing costs and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquire property, plant and equipment, and approximately $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

FORWARD LOOKING STATEMENTS

When used in this Form 10-K/A and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK’s forward-looking statements, including the following factors, which are updated through the date of filing of this Form 10-K/A:

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringements claims;

•	Our ability to service or repay all or a portion of our convertible notes issued to the public, a portion of which mature on July 1, 2004 and the remainder of which mature on August 15, 2008;

•	The failure of the purchaser to pay the liabilities assumed in, or incurred after, the sale of the Voicecom business unit;

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filing by MCI and Global Crossing for protection under Chapter 11 of the United States Bankruptcy Code and MCI’s notice of rejection of some (if not all) of our telecommunication service agreements;

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code;

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	Risks associated with expansion of our international operations;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•	Legislative or regulatory changes, such as the recent Federal Communications Commission’s revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged;

•	Changes in the securities markets may negatively impact us;

•	Increased leverage in the future may harm our financial condition and results of operations;

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;

•	Our Risk Factors filed as Exhibit 99.1 to our current Report on Form 8-K dated December 19, 2003; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

PTEK cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-K/A and in other documents filed with the Securities and Exchange Commission are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K/A. PTEK takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K/A, or the date of the statement, if a different date.

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

Accompanying notes are integral to these consolidated financial statements

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2002, 2001 and 2000

(in thousands, except share and per share data)

	2002	2001	2000
Revenues	$341,253	$330,416	$303,244
Cost of revenues (exclusive of depreciation shown separately below)	117,663	125,276	126,043
Gross Margin	223,590	205,140	177,201

Operating Expenses
Selling and marketing	88,970	75,494	67,889
General and administrative	55,845	58,291	47,545
Research and development	7,236	11,073	8,598
Depreciation	21,526	20,707	19,791
Amortization	10,876	88,553	90,227
Restructuring costs	1,834	4,608	(61)
Asset impairments	3,202	100,796	800
Equity based compensation	1,871	20,429	2,102
Net legal settlements and related expenses	7,325	2,331	(1,484)

Total operating expenses	198,685	382,282	235,407

Operating Income (Loss)	24,905	(177,142)	(58,206)

Other (Expense) Income
Interest expense	(11,510)	(11,544)	(11,324)
Interest income	1,482	647	938
Gain on sale of marketable securities	930	2,971	59,734
Asset impairment and obligations - investments	—	(31,695)	(14,984)
Amortization of goodwill - equity investments	—	(1,612)	(4,930)
Other, net	(8)	(2,626)	136

Total other (expense) income	(9,106)	(43,859)	29,570

Income (Loss) From Continuing Operations Before Income Taxes	15,799	(221,001)	(28,636)
Income Tax Expense (Benefit)	1,376	(11,343)	17,966

Income (Loss) from Continuing Operations	$14,423	$(209,658)	$(46,602)

Discontinued Operation:
Loss from operations of Voicecom (including loss on disposal of $10,343 in 2002)	(16,172)	(53,162)	(18,993)
Income tax benefit	(3,640)	(20,700)	(6,729)

Loss on discontinued operations	(12,532)	(32,462)	(12,264)

Net Income (Loss)	$1,891	$(242,120)	$(58,866)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.27	$(4.19)	$(0.97)
Discontinued operations	(0.23)	(0.65)	(0.25)

Net income (loss)	$0.04	$(4.84)	$(1.22)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.26	$(4.19)	$(0.97)
Discontinued operations	(0.23)	(0.65)	(0.25)

Net income (loss)	$0.03	$(4.84)	$(1.22)

Weighted Average Shares Outstanding:
Basic	53,550	49,998	48,106

Diluted	56,262	49,998	48,106

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Goodwill

Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and has historically been amortized using the straight-line method over various lives up to 7 years. With the adoption of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which became effective January 1, 2002, the Company no longer records amortization expense associated with goodwill, but instead goodwill is subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. This analysis was completed for the year ended December 31, 2002 and no impairment was identified.

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

	2002	2001	2000
Net income (loss):
As reported	$1,891	$(242,120)	$(58,866)
Deduct: total stock-based compensation expense determined under fair value based method for all awards net of related tax effects	(4,642)	(11,256)	(18,122)

Pro forma	$(2,751)	$(253,376)	$(76,988)
Basic net income (loss) per share:
As reported	$0.27	$(4.84)	$(1.22)
Pro forma	$(0.05)	$(5.07)	$(1.60)
Diluted net income (loss) per share:
As reported	$0.26	$(4.84)	$(1.22)
Pro forma	$(0.05)	$(5.07)	$(1.60)

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	2002	2001	2000
Risk-free interest rate	3.95%	4.18%	5.13-5.61%
Dividend yield	0%	0%	0%
Volatility factor	76%	90%	99%
Weighted average expected life	3.95 years	3.79 years	3.75 years

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

Comprehensive Income (Loss)

Comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent the Company’s components of other comprehensive income (loss) at December 31, 2002 and 2001. For the years ended December 31, 2002, 2001 and 2000, total comprehensive income (loss) was approximately $4.4 million, $(243.1) million and $(114.2) million, respectively.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in tine, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that this pronouncement will have a material impact on results of operations or financial condition.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. EXCLUSION OF SFAS NO. 142 AMORTIZATION

Effective January 1, 2002, the Company adopted SFAS No. 142 which requires that goodwill and certain intangible assets no longer be subject to amortization, but instead be subject to a periodic impairment by applying a fair value based test based upon a two-step method. The balance of goodwill was $123.1 million as of December 31, 2002 and 2001. During the fourth quarter of 2002, the Company determined there was no impairment of these assets as of December 31, 2002. Exclusive of SFAS No. 142 amortization, basic and diluted net income (loss) per share for the twelve months ended December 31, 2002, 2001 and 2000 would have been (in thousands, except per share data):

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRUCTURING COSTS

Consolidated restructuring costs for the years ended December 31, 2002, 2001 and 2000 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 1999	2000 Charge To Continuing Operations	Payments Incurred	Reversal of Accrued Costs	Accrued Costs at December 31, 2000	2001 Charge To Continuing Operations	2001 Charges to Discontinued Operations
Accrued restructuring costs:
Severance and exit costs	$5,616	$197	$(4,474)	$(641)	$698	$4,426	$4,417
Contractual obligations	—	290	—	—	290	241	1,515
Other	82	93	(82)	—	93	125	97

Total Restructuring costs	$5,698	580	$(4,556)	$(641)	$1,081	$4,792	$6,029

Reversal of charge		$(641)				$(184)	—

Restructuring costs – statement of operations		$(61)				$4,608	$6,029

Consolidated	Payments Incurred	Non Cash Costs	Reversal of Accrued Costs	Accrued Costs at December 31, 2001	2002 Charge To Continuing Operations	Payments Incurred
Accrued restructuring costs:
Severance and exit costs	$(4,814)	$(2,059)	$—	$2,668	$1,561	$(2,833)
Contractual obligations	(663)	(386)	(109)	888	—	(668)
Other	(65)	(3)	(75)	172	273	(163)

Total Restructuring costs	$(5,542)	$(2,448)	$(184)	$3,728	$1,834	$(3,664)

Consolidated	Accrued Costs at December 31, 2002
Accrued restructuring costs:
Severance and exit costs	$1,396
Contractual obligations	220
Other	282

Total Restructuring costs	$1,898

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reorganization of Company into EES and CES Business Groups

In the fourth quarter of 1998, the Company recorded a charge of $11.4 million to reorganize the Company into two business segments that focused on specific groups of customers. The balance of severance and exit costs at December 31, 2002, 2001 and 2000 of $0.0 million, $0.1 million and $0.6 million, respectively, represents remaining severance reserve for a former executive manager. Cash severance payments in 2002 and 2001were $0.1 million and $0.5 million. The Company paid the remaining severance obligations during 2002 and does not expect any future payments.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

8. STRATEGIC ALLIANCE CONTRACT

In November 1996, the Company entered into a strategic alliance agreement with MCI, the second largest long-distance carrier in the United States. Under the agreement, MCI was required, among other things, to provide the Company with the right of first opportunity to provide enhanced computer telephone products for a period of at least 25 years. In connection with this agreement, the Company issued to MCI 2,050,000 shares of common stock valued at approximately $25.2 million (based on the average closing price of the Company’s shares for the five days through the effective date of the transaction, adjusted in consideration of the restrictions placed upon the shares), and paid MCI approximately $4.7 million in cash.

In the fourth quarter of 1998, the Company recorded a non-cash charge of $13.9 million to write-down the value of its strategic alliance intangible asset with MCI. This charge was required based upon management’s evaluation of revenue levels expected from this alliance. The Company reevaluated the carrying value and remaining life of the MCI strategic alliance in light of the expiration of certain minimum revenue requirements under the strategic alliance agreement and the level of revenues expected to be achieved from the alliance following the merger of WorldCom and MCI in the third quarter of 1998. Accordingly, The Company recorded a write-down in the carrying value of this investment based on estimated future cash flows discounted at a rate of 12%. In addition, the Company accelerated amortization of this asset effective in the fourth quarter of 1998 by shortening its estimated useful life to 3 years as compared with a remaining life of 23 years prior to the write-down.

In the second quarter of 2000, the Company expensed the remaining balance of the strategic alliance intangible asset as a result of the Company’s favorable settlement of a contractual dispute with MCI. As part of the settlement, the Company received $12.0 million in cash for terminating the strategic alliance contract with MCI. Accordingly, the Company expensed the net book value of this contract of approximately $6.9 million against the settlement proceeds of $12.0 million. In addition, the Company expensed approximately $1.3 million in legal costs associated with this settlement.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

10. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is as follows (in thousands):

	2002	2001
Computer and telecommunications equipment	$103,517	$185,611
Furniture and fixtures	18,715	20,390
Office equipment	9,598	12,184
Leasehold improvements	14,859	26,72
Construction in progress	—	74
Building	—	190

	146,689	245,177
Less accumulated depreciation	83,541	153,828

Property and equipment, net	$63,148	$91,349

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):

	2002	2001
Computer and telecommunications equipment	$—	$10,381
Furniture and fixtures	1,055	1,384

Subtotal	1,055	11,765
Less accumulated depreciation	214	2,548

Property and equipment, net	$841	$9,217

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense on existing intangible assets is expected to be approximately $3.9 million, $2.0 million and $1.9 million in 2003, 2004 and 2005, respectively. See Note 12—“Asset Impairments” for further discussion.

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

During 2001, the Company also entered into four capital lease obligations in the aggregate amount of $4.8 million. The interest rates implied in these capital leases are both fixed and variable in nature and on average yield approximately 7.7% interest. The leases were to fund the network equipment used in consolidating and upgrading Voicecom’s voice messaging network. The terms of these capital leases range from 36 to 60 months. These leases were transferred with the sale of the Voicecom business unit. See Note 9—”Acquisitions and Dispositions.”

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. ACCRUED EXPENSES

Accrued expenses at December 31 are as follows: (in thousands):

	2002	2001
Accrued wages, wage related taxes and benefits	$11,679	$18,522
Interest payable	4,994	4,992
Accrued commissions	3,511	4,279
Accrued regulatory surcharges	—	2,720
Accrued obligations – investments	2,000	2,500
Accrued professional fees	2,050	—
Other	8,085	9,720

	$32,319	$42,733

15. FINANCIAL INSTRUMENTS

The estimated fair value of certain financial instruments at December 31, 2002 and 2001 is as follows (in thousands):

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$68,777	$68,777	$48,023	$48,023
Marketable securities, available for sale	641	641	1,477	1,477
Convertible subordinated notes (see Note 13)	172,500	150,075	172,500	125,063
Notes payable, long-term debt and capital leases (see Note 13)	7,727	7,727	14,676	14,676

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

Shareholders’ Equity Components

Stock option exercises

During 2002, 2001 and 2000, stock options were exercised under the Company’s stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code (the “Code”). Approximately $1.2 million, $0.0 million and $1.6 million was recorded as increases in additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during the years ended December 31, 2002, 2001 and 2000, respectively.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Shareholder notes receivable

The shareholder notes receivable relates to transactions where the Company made loans to the CEO of the Company and to a limited partnership in which the CEO has an indirect interest in association with exercises of options to purchase the Company’s common stock. Loan advances totaled $0.8 million and $2.8 million during 2001 and 2000, respectively. See Note 19—”Related Party Transactions.”

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

The Company has adopted the Associate Stock Purchase Plan (“ASPP”) to encourage associates of PTEK to acquire a proprietary interest, or to increase their existing interest in the Company. The company has reserved 1,750,000 shares of common stock for purchase by associates under the plan. All employees who have worked a minimum of 20 hours per week for at least five months of each calendar year and who have completed two months of consecutive service are eligible to participate and purchase stock through payroll deductions. The purchase price of the stock is equal to 85% of the fair market value of the common stock on either the purchase date or the offering date of each six month subscription period, whichever is lower. Purchases under the ASPP are limited to 20% of an associate’s compensation for any pay period and a maximum fair market value of $25,000 for a calendar year. Approximately 378,000, 481,000 and 479,000 shares of common stock valued at approximately $0.9 million, $0.8 million and $1.4 million were issued under the ASPP in 2002, 2001 and 2000 respectively. The ASPP was terminated effective January 14, 2003.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock plans is as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 1999	14,370,676	$6.13
Granted	3,906,375	5.90
Exercised	(2,374,778)	2.55
Forfeited	(1,410,991)	6.04

Options outstanding at December 31, 2000	14,491,282	$6.67
Granted	3,589,584	2.65
Exercised	(158,551)	0.07
Exchanged for restricted shares	(6,008,327)	6.23
Forfeited	(1,649,555)	6.34

Options outstanding at December 31, 2001	10,264,433	$5.49
Granted	933,710	3.44
Exercised	(548,117)	0.54
Forfeited	(1,677,173)	6.59

Options outstanding at December 31, 2002	8,972,853	$5.36

The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Remaining Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0 - $4.99	4,225,148	5.92	$2.75	2,088,378	$2.27
$5.00 - $9.99	3,927,262	3.40	5.96	3,762,744	5.98
$10.00 - $14.99	438,656	2.40	10.38	438,656	10.38
$15.00 - $30.00	381,787	1.69	22.32	381,787	22.32

	8,972,853	4.46	$5.36	6,671,565	$6.04

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. INCOME TAXES

Income tax (benefit) provision from continuing operations for 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Current:
Federal	$—	$(9,125)	$4,884
State	997	241	1,221
International	(1,216)	2,373	2,551

	$(219)	$(6,511)	$8,656

Deferred:
Federal	$2,192	$2,739	$7,827
State	(597)	(1,321)	1,279
International	—	(6,250)	204

	1,595	(4,832)	9,310

	$1,376	$(11,343)	$17,966

The difference between the statutory federal income tax rate and the Company’s effective income tax rate applied to income before income taxes from continuing operations for 2002, 2001 and 2000 is as follows (in thousands):

	2002	2001	2000
Income taxes at federal statutory rate	$5,528	$(77,351)	$(10,022)
State taxes, net of federal benefit	997	(1,164)	165
Foreign taxes	(2,150)	(3,689)	778
Change in valuation allowance	(5,992)	21,743	783
Other permanent differences	2,991	49,118	26,262

Income taxes at the Company’s effective rate	$1,376	$(11,343)	$17,966

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

Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$31,648	$39,087
Intangible assets	3,418	9,096
Restructuring costs	2,809	1,471
Accrued expenses	8,264	12,911
Other tax credits	1,820	3,500
Capitalized software	619	—
Investments	—	49
Property and equipment	—	6,484

	$46,758	$69,098

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002	2001
Deferred tax liabilities:
Property and equipment	$(3,176)	$—
Intangible assets	(427)	(3,410)
Unrealized gain on marketable equity securities	(175)	(457)
Other liabilities	(15,300)	(16,332)

	(19,078)	(20,199)
Valuation allowance	(5,231)	(28,233)

Deferred income taxes, net	$22,449	$20,666

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

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

Premiere Conferencing has historically relied on sales through a particular customer for a significant portion of its revenues. Sales to that customer accounted for approximately 12% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2002, 10% of consolidated revenues form continuing operations (29% of Premiere Conferencing’s revenues) in 2001, and 5% of consolidated revenues from continuing operations (22% of Premiere Conferencing’s revenues) in 2000.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
REVENUES:
Revenues from continuing operations:
Xpedite	$202.9	$215.7	$230.1
Premiere Conferencing	138.5	115.1	73.4
Eliminations	(0.1)	(0.4)	(0.3)

	$341.3	$330.4	$303.2

Revenues from discontinued operations:
Retail Calling Card Services	—	—	13.8
Voicecom	15.8	92.5	119.9

	$357.1	$422.9	$436.9

OPERATING PROFIT (LOSS):
Operating profit (loss) from continuing operations:
Xpedite.	$22.8	$(147.1)	$(40.5)
Premiere Conferencing	31.5	11.4	(0.5)
Holding Company	(29.4)	(41.4)	(17.0)
Eliminations	(0.0)	—	(0.2)

	$24.9	$(177.1)	$(58.2)

Operating profit (loss) from discontinued operations:
Retail Calling Card Services	—	—	(1.1)
Voicecom	(5.7)	(53.6)	(17.1)

	$19.2	$(230.7)	$(76.4)

NET INCOME (LOSS):
Income (loss) from continuing operations:
Xpedite	$26.1	$(123.7)	$(50.7)
Premiere Conferencing	26.8	6.7	(3.4)
Holding Company	(38.2)	(92.7)	6.1
Eliminations	(0.3)	(0.0)	1.4

	$14.4	$(209.7)	$(46.6)

Loss from discontinued operations:
Retail Calling Card Services	—	—	(1.3)
Voicecom	(12.5)	(32.4)	(11.0)

Net income (loss):	$1.9	$(242.1)	$(58.9)

	As of December 31,
	2002	2001	2000
IDENTIFIABLE ASSETS:
Xpedite	$190.5	$214.5	$391.6
Voicecom	—	40.2	90.2
Premiere Conferencing	75.5	69.0	75.0
Retail Calling Card Services	—	—	—
Holding Company	86.1	62.7	74.1

Total	$352.1	$386.4	$630.9

(1)	Eliminations are primarily comprised of revenue eliminations from business transacted between Xpedite and Premiere Conferencing.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning revenues from groups of similar products and services are as follows (in millions):

	2002	2001	2000
E-mail, fax and messaging	$202.9	$215.7	$230.1
Conferencing	138.5	115.1	73.4
Eliminations	(0.1)	(0.4)	(0.3)

Total revenue from continuing operations	$341.3	$330.4	$303.2

Voice and unified messaging	15.8	70.7	101.5
Wholesale calling card services	—	9.6	6.2
Retail calling card services	—	—	13.8
Interactive voice response	—	12.2	12.2

Total revenue from discontinued operations	$15.8	$92.5	$133.7

Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2002	2001	2000
Xpedite	$13.1	$12.8	$11.7
Premiere Conferencing	7.5	7.1	6.0
Holding Company	0.9	0.8	2.1

Total depreciation expense from continuing operations	$21.5	$20.	$19.8

Information concerning capital expenditures for each reportable segment is as follows (in millions):

	2002	2001	2000
Xpedite	$7.1	$15.8	$15.4
Premiere Conferencing	6.7	9.8	7.1
Holding Company	—	—	0.3

Total capital expenditures from continuing operations	$13.8	$25.6	$22.8

The following table presents financial information based on the Company’s continuing geographic segments for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Net Revenues	Operating Income (Loss)	Identifiable Assets
2002
North America	$228.8	$20.5	$285.3
Asia Pacific	55.9	2.6	25.8
Europe	56.6	1.8	41.0

Total	$341.3	$24.9	$352.1

2001
North America	$223.8	$(157.8)	$321.9
Asia Pacific	56.2	(6.1)	27.1
Europe	50.4	(13.2)	37.4

Total	$330.4	$(177.1)	$386.4

2000
North America	$187.6	$(63.4)	$565.0
Asia Pacific	64.8	(1.6)	30.8
Europe	50.8	6.8	35.1

Total	$303.2	$(58.2)	$630.9

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

24. SUBSEQUENT EVENTS (UNAUDITED)

In January, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquire property, plant and equipment, and approximately $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

Item 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

On October 2, 2001, PTEK dismissed Arthur Andersen, LLP as its independent accountants and engaged PricewaterhouseCoopers, LLP as its new independent accountants. The decision to change accountants was recommended by the Audit Committee of the Company’s Board of Directors and approved by the Company’s Board of Directors. The change in certifying accountants was reported in PTEK’s Current Report on Form 8-K, dated October 2, 2001 and filed with the SEC on October 9, 2001. Due to the discontinued operations in 2002 resulting from the sale of the Company’s Voicecom operations, PricewaterhouseCoopers was engaged to re-audit the Company for 2000. Thus, this Annual Report does not include any reports of Arthur Andersen, LLP.

Item 9A. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2002. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2002, to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of the year ended December 31, 2002 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this report in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A (“Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report.

Item 10. Directors and Executive Officers of the Registrant

Directors

Boland T. Jones	Mr. Jones, age 43, a founder of the Company, has served as a director and Chief Executive Officer of the Company since its inception in July 1991. Mr. Jones is a Class III director whose current term of service expires at the 2006 annual meeting of shareholders. From February 1993 until August 1998, Mr. Jones served as President of the Company. Since September 1993, Mr. Jones has also served as the Chairman of the Board of Directors. From 1986 until founding the Company, Mr. Jones served as Chairman, Chief Executive Officer and President of American Network Exchange, a diversified transmission provider specializing in niche markets.

Jeffrey A. Allred	Mr. Allred, age 49, has been a director of the Company since May 1998 and has served as President and Chief Operating Officer of the Company since January 1999. Mr. Allred is a Class I director whose current term of service expires at the 2004 annual meeting of shareholders. Mr. Allred served as Executive Vice President of Strategic Development of the Company from August 1997 until January 1999. From June 1996 until July 1997, Mr. Allred was a partner in the Atlanta, Georgia office of the law firm of Alston & Bird LLP.

Raymond H. Pirtle, Jr.	Mr. Pirtle, age 61, has been a director of the Company since June 1997. Mr. Pirtle is a Class II director whose current term of service expires at the 2005 annual meeting of shareholders. He is a founder and has served as Senior Managing Director of Avondale Partners, LLC since June 2001. Mr. Pirtle served as Managing Director and as a director of SunTrust Equitable Securities Corporation from February 1989 to June 2001. Prior to that time, he was a General Partner of J.C. Bradford & Co. from 1980 to 1989. Mr. Pirtle was previously a director and chairman of the compensation committee of Sirrom Capital Corporation, which was acquired by Finova Group.

Jeffrey T. Arnold	Mr. Arnold, age 33, has been a director of the Company since April 1999. Mr. Arnold is a Class III director whose current term of service expires at the 2006 annual meeting of shareholders. Mr. Arnold is the Chairman and Chief Executive Officer of The Convex Group. From November 1999 to October 2000, Mr. Arnold served as a director and Chief Executive Officer of WebMD Corporation (formerly Healtheon/WebMD Corporation). Prior to that time, he was Chairman of the Board and Chief Executive Officer of WebMD, Inc. from October 1996 until November 1999, and he served as President of WebMD, Inc. from October 1996 to September 1997. WebMD, Inc. was acquired by Healtheon Corporation in November 1999. Mr. Arnold is also a member of several private and charitable boards of directors.

Jeffrey M. Cunningham	Mr. Cunningham, age 50, has been a director of the Company since November 2000 and Vice Chairman since March 2002. Mr. Cunningham is a Class II director whose current term of service expires at the 2005 annual meeting of shareholders. Mr. Cunningham has served as Chairman and Chief Executive Officer of Federated Holdings (f/k/a Cunningham Partners, Inc.), a private venture investment and business development consultant to the media and technology industry, since April 2001. From September 2000 to April 2001, Mr. Cunningham served as Managing Director of Schroders Ventures IFP Fund. From 1998 to May 2000, Mr. Cunningham was a President of CMGI, an Internet technology holding company. From 1980 to 1998, Mr. Cunningham was the Group Publisher of Forbes, Inc., publisher of Forbes Magazine. He also serves as a director of Countrywide Financial Services.

J. Walker Smith, Jr.	Mr. Smith, age 47, has been a director of the Company since June 2001. Mr. Smith is a Class I director whose current term of service expires at the 2004 annual meeting of shareholders. He has served as President of Yankelovich Partners since May 1999, and previously served as Managing Partner and Head of Yankelovich Monitor from September 1995 until May 1999, and as Senior Vice President and Managing Partner of Yanklelovich’s Atlanta, Georgia office from 1991 until September 1995. Prior to that time, he was Director of Marketing Research of DowBrands from September 1987 until 1990. Mr. Smith is a director of Yankelovich Partners, and he serves as a member of the Board of Advisors of PlanetJam Media Group. He previously served as a director of Cyber Dialogue and as a member of the Board of Advisors of Screen4Me.com, and was on the Board of Advisors of A.C. Nielsen Masters in Marketing Research Program.

George M. Miller, II	Mr. Miller, II, age 43, has been a director of the Company since April 2003. Mr. Miller is a Class III director whose current term of service expires at the 2006 annual meeting of shareholders. Mr. Miller currently serves as Chairman of Capital Cash LLC, a consumer finance company, and is in the process of forming InBank, which will provide financial services to working class Americans. From 1999 to 2002, Mr. Miller served as Senior Vice President Corporate Development of ITC Holding Company, a privately-held holding company. From 1992 to 1999, Mr. Miller served as Chief Executive Officer and director of Sirrom Capital Corporation, a publicly held small business investment company founded by Mr. Miller in 1992. Prior to that time, Mr. Miller held various positions in the corporate finance departments of two regional investment banking firms, Equitable Securities and J.C. Bradford & Co. Mr. Miller also serves on the board of directors of PRE-Solutions, Inc. and eCompanyStore, Inc.

Executive Officers

Boland T. Jones	Mr. Jones, age 43, a founder of the Company, has served as a director and Chief Executive Officer of the Company since its inception in July 1991. Please refer to the additional information provided about Mr. Jones under “Item 10. Directors and Executive Officers of the Registrant – Directors.”

Jeffrey A. Allred	Mr. Allred, age 49, has been a director of the Company since May 1998 and has served as President and Chief Operating Officer of the Company since January 1999. Please refer to the additional information provided about Mr. Allred under “Item 10. Directors and Executive Officers of the Registrant – Directors.”

Patrick G. Jones	Mr. Jones, age 52, has served as Executive Vice President and Chief Legal Officer of the Company since January 2000, and also served as the Company’s Chief Financial Officer from January 2000 until October 2001. From May 1998 until January 2000, Mr. Jones served as Senior Vice President and Chief Legal Officer of the Company. From November 1995 until May 1998, Mr. Jones served as Senior Vice President of Finance and Legal of the Company. Since December 1995, Mr. Jones has also served as the Company’s Corporate Secretary. From February 1993 until November 1995, Mr. Jones was a partner in the Atlanta, Georgia office of the law firm of Nelson Mullins Riley & Scarborough. From February 1989 until February 1993, Mr. Jones was a partner in the Atlanta, Georgia law firm of Long Aldridge & Norman.

William E. Franklin	Mr. Franklin, age 47, has served as Executive Vice President and Chief Financial Officer of the Company since October 2001, and from February 2001 to October 2001, he served as the Chief Financial Officer of the Company’s Premiere Conferencing business unit. From May 1995 to September 2000, Mr. Franklin served as President and Chief Executive Officer of Clifford Electronics, which filed for protection under Chapter 11 of the United States Bankruptcy Code in June 2000. Prior to that time, he held positions of Executive Vice President and Chief Financial Officer for various oil & gas and manufacturing companies, and was a CPA at Grant Thornton from 1977 to 1980.

Richard J. Buyens	Mr. Buyens, age 46, has served as President of Global Services of the Company since August 2001. From January 1999 to August 2001, Mr. Buyens was Senior Vice President of Intermedia Communications, which was acquired by MCI, and from June 1999 to August 2001 he was also President of Shared Technologies Fairchild, a subsidiary of Intermedia. Prior to that time, Mr. Buyens spent almost 18 years in various senior management positions in sales, marketing and finance with AT&T business services.

Theodore P. Schrafft	Mr. Schrafft, age 47, has served as President of the Company’s Premiere Conferencing business unit since January 2000, and from March 1999 until January 2000 Mr. Schrafft was Senior Vice President and General Manager of Premiere Conferencing. Mr. Schrafft served as President of the Company’s Voice and Data Messaging Division from August 1998 to March 1999. From October 1997 until August 1998, Mr. Schrafft served as Vice President of Corporate Messaging for the Company. From June 1996 until October 1997, he served as President and Chief Operating Officer of VoiceCom Systems, Inc., an integrated messaging and 800-based services company which was acquired by the Company in October 1997. Mr. Schrafft served as President of EA Systems, a subsidiary of Digital Equipment Corporation, from 1992 to 1994, and prior to that time, he held various sales and marketing positions with Digital.

Robert P. Mainor	Mr. Mainor, age 50, has served as President of the Company’s Xpedite business unit since March 2002. From August 1999 to March 2002, he was Managing Director and President of COLT Telecom, Internet Division. From August 1996 to August 1999, Mr. Mainor held several positions with Bell Atlantic, where he served as Vice President, Marketing and Product Management, Data Solutions Group; Senior Vice President, Sales and Marketing, Internet Solutions, Inc.; and Vice President, Web Services and Business Development. From May 1991 to August 1996, he was with CompuServe Incorporated, where he held positions of Vice President, Product Marketing and Business Information Services; General Manager and Group Director, Business Services Group and Electronic Communications; and General Manager, Systems Integration Group. Mr. Mainor founded and was Chief Executive Officer of SEARA Information Strategy Corporation from September 1986 until May 1991 when he sold the company to CompuServe. Prior to that time, he served in various management and engineering positions with The Marketing Institute International Corp., Compuware Corporation, and Electronic Data Systems, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

All of the Company’s directors, all officers subject to the reporting requirements and each beneficial owner of more than ten percent of any class of the Company’s Common Stock satisfied all applicable filing requirements of Section 16(a) of the Exchange Act during the year ended December 31, 2002 except for the following: Mr. Cunningham failed to timely file a Form 5 for the calendar year 2002 to report one grant of stock options exempt from Section 16. This report has now been filed. The foregoing is based upon reports furnished to the Company.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth the compensation earned during the last three fiscal years by the Company’s Chief Executive Officer and its four most highly compensated other executive officers who were serving as executive officers at December 31, 2002 (collectively, the “Named Executive Officers”).

	Annual Compensation				Long-Term Compensation
Name And Principal Position	Year	Salary($)	Bonus $	Other Annual Compensation ($)(1)	Restricted Stock Awards ($)(2)		Securities Underlying Options (#)	All Other Compensation ($)(3)
Boland T. Jones Chief Executive Officer and Chairman of the Board of Directors	2002 2001 2000	$750,000 787,500 745,672	$96,000 826,875 155,000	$1,118,141 6,194,371 1,111,335	$	— 0 — 2,307,733 — 0 —	— 0 — — 0 — 1,200,000	$33,264 32,542 32,644

Jeffrey A. Allred President and Chief Operating Officer and Director	2002 2001 2000	$500,000 525,000 497,482	$72,000 551,250 103,333	$478,647 3,009,043 606,586	$	— 0 — 3,737,530 — 0 —	— 0 — — 0 — 700,000	$8,570 7,701 229,516

Richard J. Buyens (4) President of Global Services	2002 2001	$350,000 121,154	$165,600 138,307	— —	$	— 0 — 2,850	250,000 500,000	$2,055 1,525

Patrick G. Jones (5) Executive Vice President, Chief Legal Officer and Corporate Secretary	2002 2001 2000	$393,750 393,750 373,341	$13,475 515,227 78,751	— — —	$	— 0 — 430,853 — 0 —	— 0 — — 0 — 100,000	$36,520 35,620 9,861

Theodore P. Schrafft President, Premiere Conferencing Business Unit	2002 2001 2000	$306,000 293,870 235,348	$45,000 166,821 123,472	— — —	$	— 0 — 315,791 — 0 —	— 0 — — 0 — 75,000	$6,763 5,831 5,682

(1)	Other Annual Compensation for the Named Executive Officers included the following: (i) for Mr. Boland Jones, various perquisites, including personal use of Company aircraft ($82,953 in 2002, $97,635 in 2001 and $160,897 in 2000) and professional fees for tax and estate planning ($50,384 in 2002, $54,137 in 2001 and $84,909 in 2000); and forgiveness of certain tax loans ($956,821 in 2002, $6,015,116 in 2001 and $841,315 in 2000), and (ii) for Mr. Allred, forgiveness of certain tax loans ($478,647 in 2002, $3,009,042 in 2001 and $606,586 in 2000). The table excludes perquisites and other personal benefits the dollar value of which, in the aggregate, was less than the lesser of $50,000 or 10% of the executive’s salary and bonus with respect to the applicable year.
(2)

The restricted stock issued in 2001 to the Named Executive Officers was subject to varying vesting schedules, as follows: (i) for Mr. Boland Jones, 476,841 shares vested on the day after grant, and 280,000 shares will vest on January 1, 2005, subject to accelerated vesting upon a change in control of the Company or termination of Mr. Jones’ employment without cause; (ii) for Mr. Allred, 569,623 shares vested on the day after grant; 26,667 shares vested on February 18, 2002; 280,000 shares will vest on January 1, 2005, subject to accelerated vesting based upon a change in control of the Company or termination of Mr. Allred’s employment without cause; and 30,000 shares vest each quarter beginning March 31, 2002 through December 31, 2004, subject to accelerated vesting upon a change in control of the Company or termination of Mr. Allred’s employment without cause; (iii) for Mr. Buyens, 1,000 shares vested on the day after grant; (iv) for Mr. Patrick Jones, 98,678 shares vested on the day after grant; 13,333 shares vested on January 2, 2002; 10,000 shares vested on February 18, 2002; and 13,334 shares vested on January 2, 2003; and (v) for Mr. Schrafft, 77,206 shares vested on the day after grant; 10,000 shares vested on January 2, 2002; and 10,000 shares vested on January 7, 2003. As of December 31, 2002, (i) Mr. Boland Jones held a total of 280,000 shares of restricted stock having an aggregate value of $1,232,000, (ii) Mr. Allred held a total of 340,000 shares of restricted stock having an aggregate value of $1,496,000, (iii) Mr. Patrick Jones held a total of 13,334 shares of restricted stock having an aggregate value of $58,670, and (iv) Mr. Schrafft held a total of 10,000 shares of restricted stock having an aggregate value of $44,000. Under the terms of their respective restricted stock award agreements and except as noted above, the Named Executive Officer must remain employed with the Company for the duration of the restriction period in order for the shares to be released. During the restriction period, the Named Executive Officer is eligible to receive dividends and exercise voting privileges on such restricted shares. The restricted shares are not transferable during the restriction period.

(3)	For 2002, All Other Compensation for the Named Executive Officers consisted of the following: (i) for Mr. Boland Jones, $6,000 in matching contributions to the Company’s 401(k) plan, $26,724 representing the premium paid by the Company in excess of the term component for a split-dollar life insurance benefit plan for Mr. Boland Jones, and $540 in premiums on other term life insurance; (ii) for Mr. Allred, $6,000 in matching contributions to the Company’s 401(k) plan and $2,570 in premiums on term life insurance; (iii) for Mr. Buyens, $2,055 in premiums on term life insurance; (iv) for Mr. Patrick Jones, $6,000 in matching contributions to the Company’s 401(k) plan, $26,500 representing the premium paid by the Company (term and excess component) for a split-dollar life insurance benefit plan for Mr. Patrick Jones, and $4,020 in premiums on other term life insurance; and (v) for Mr. Schrafft, $6,000 in matching contributions to the Company’s 401(k) plan and $763 in premiums on term life insurance.
(4)	Mr. Buyens became an executive officer in August 2001.
(5)	Mr. Patrick Jones also served as Chief Financial Officer of the Company from January 2000 to October 2001.

Option Grants in 2002

The following table provides information with regard to stock option grants to the Named Executive Officers during 2002.

Name	Number of Securities Underlying Options Granted(#)(1)	Percent of Total Options Granted to Employees In Fiscal Year(%)	Exercise or Base Price ($/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation or Options Terms(2)
					5%($)	10%($)
Boland T. Jones	—	—	—	—	—	—
Jeffrey A. Allred	—	—	—	—	—	—
Richard J. Buyens	250,000	48.86	$3.40	1/1/10	$406,435	$973,709
Patrick G. Jones	—	—	—	—	—	—
Theodore P. Schrafft	—	—	—	—	—	—

(1)	All options have an exercise price equal to the market value of the underlying Common Stock on the date of grant. The options vest one-third on each of January 1, 2003, 2004 and 2005, subject to accelerated vesting of all or a portion of the options upon a change in control of the Company or termination of Mr. Buyens’ employment without cause.
(2)	Amounts reported in these columns represent hypothetical amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation of the Common Stock over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and Common Stock holdings are dependent on the timing of such exercises and the future performance of the Common Stock. There can be no assurances that the rates of appreciation assumed in this table can be achieved or that the amounts reflected will be received by the individuals. This table does not take into account any appreciation of the price of the Common Stock from the date of grant to the current date.

Option Exercises in 2002 and Year-End Option Values

The following table sets forth information regarding (a) the number of shares of Common Stock received upon exercise of options by the Named Executive Officers during 2002, (b) the net value realized upon such exercise, (c) the number of unexercised options held at December 31, 2002 and (d) the aggregate dollar value of unexercised options held at December 31, 2002.

Name	Shares Acquired On Exercise #	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End(#)		Value of Unexercised In-The-Money Options At FY-End($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Boland T. Jones	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Jeffrey A. Allred	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -
Richard J. Buyens	- 0 -	- 0 -	166,666	333,334	$233,332	$466,668
Patrick G. Jones	- 0 -	- 0 -	193,000	- 0 -	$538,470	- 0 -
Theodore P. Schrafft	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -	- 0 -

(1)	These values have been calculated by subtracting the option exercise price from the market price of the Common Stock on The Nasdaq Stock Market’s National Market on December 31, 2002, and multiplying that figure by the total number of exercisable/unexercisable options.

Directors’ Compensation

Directors are reimbursed for reasonable expenses incurred by them in connection with their attendance at Board meetings, and outside directors receive a base retainer of $20,000 per Board year, which increases to $40,000 per Board year if an outside director attends all Board meetings and all of his Board committee meetings during such Board year. The Chair of the Audit Committee receives an additional retainer of $10,000 and each member of the Audit Committee receives an additional retainer of $5,000 per Board year. The Chair of each other standing committee of the Board, with the exception of the 1994 Stock Option Plan Committee, receives an additional retainer of $5,000 per Board year; provided, that if a director is the Chair of more than one other standing committee, that director receives a total additional retainer of $5,000 for the Board year.

The Company generally grants an option to purchase 100,000 shares of Common Stock at an exercise price equal to the fair market value of the shares of Common Stock on the date of grant to each new director upon his or her initial appointment or election to the Board of Directors. Generally, one-third of these options vest and become exercisable on the date of each of the annual meetings of shareholders of the Company subsequent to the director’s initial election, provided that the director is a member of the Board on those dates, and subject to acceleration upon a change of control in the Company, as such term is defined in the respective stock option agreements.

A Special Committee of outside directors was established by the Board of Directors on September 27, 2002 to review and make recommendations regarding a proposed business transaction. The Special Committee, which consisted of Messrs. Booth (Chair), Buerger and Smith, met seven times in 2002. The Chair of the Special Committee received $15,000, and each other member received $10,000 for serving on the Special Committee, plus $500 for each meeting attended. The Special Committee is currently inactive.

In March 2002, the Board of Directors approved an arrangement with Jeffrey M. Cunningham pursuant to which he became Vice Chairman, a non-employee position, and in such position he provides certain services to the Company. In connection therewith, the Company granted to Mr. Cunningham an option to purchase 200,000 shares of the Company’s Common Stock, and the Company agreed to pay Mr. Cunningham a maximum of $200,000 in cash compensation, payable $10,000 per month for the first twelve months and up to $80,000 in the event certain revenue targets are achieved. Mr. Cunningham received a total of $90,000 in 2002 under the monthly payment arrangement. See “Certain Relationships and Related Transactions.”

Employment Agreements

The Company or its subsidiaries have entered into employment agreements or employment letters with the following Named Executive Officers, which in 2002 provided as follows:

Boland T. Jones. Pursuant to the terms of his employment agreement, Mr. Jones’ base salary for 2002 was $750,000. He is also entitled to any additional compensation provided for by resolution of the Board of Directors of the Company or its Compensation Committee. In addition to his base salary, Mr. Jones is entitled under his employment agreement to earn an annual bonus based on the Company achieving its quarterly and annual targets for revenue and EBITDA (earnings before interest, taxes, depreciation and amortization). Mr. Jones’ target bonus for each calendar year is equal to 100% of his base salary for such year, subject to a sliding scale, with 80% of the target bonus allocated to achievement of cumulative quarterly targets (20% per quarter) and 20% allocated to achievement of annual targets. His bonus is based two-thirds on achievement of EBITDA targets and one-third on achievement of revenue targets. The maximum amount of Mr. Jones’ bonus is 150% of his target bonus. Mr. Jones agreed to reduce his base salary for 2002 from $826,875 to $750,000, and to reduce his target bonus for 2002 from $826,875 to $200,000, in exchange for a grant of 156,125 shares of common stock of the Company in November 2001. Mr. Jones received a $96,000 cash bonus for 2002 based on the achievement of quarterly and annual targets.

The term of Mr. Jones’ employment agreement expires on January 1, 2005. Thereafter, it renews automatically for successive one-year terms unless either party elects not to renew at least 30 days prior to expiration of the term. Mr. Jones’ employment agreement provides that he will not compete with the Company during the term of his employment and for one year thereafter. The Company may terminate Mr. Jones’ employment only for cause. Notwithstanding such provision, if the Company terminates his employment for any reason, either (1) before a change in control of the Company or (2) after the twenty-four month period following a change in control, or if the Company terminates his employment for cause during such twenty-four month period following a change in control, Mr. Jones will be entitled to severance compensation equal to 2.99 times the greater of (a) the sum of his annual base salary in effect at the date of his termination plus his target bonus for the year in which his termination occurs, and (b) the sum of the highest annual base salary and annual cash bonus paid to him for any of the three calendar years prior to the date of termination (the “Severance Amount”). In addition, if, during the twenty-four month period following a change in control of the Company, Mr. Jones’ employment is terminated by him or the Company for any reason other than cause, then Mr. Jones will be entitled to severance compensation equal to the greater of (1) the Severance Amount and (2) an amount equal to (a) 3% of any positive amount determined by subtracting the market value of the Company based on a stock price of $6.125 per share from the actual market value of the Company at the date of the change in control, multiplied by (b) 0.6, with the maximum amount payable under this second calculation not to exceed $25 million.

Under the terms of his then effective employment agreement, in November 1995 Mr. Jones was granted options to acquire 1,440,000 shares of Common Stock. That employment agreement also set forth the terms of certain other stock options granted to him, and permitted him to borrow funds from the Company for the exercise of all such options and the payment of related taxes. All of these options have been exercised.

Jeffrey A. Allred. Pursuant to the terms of his employment agreement, Mr. Allred’s base salary for 2002 was $500,000. He is also entitled to any additional compensation provided for by resolution of the Board of Directors of the Company or its Compensation Committee. In addition to his base salary, Mr. Allred is entitled under his employment agreement to earn an annual bonus based on the Company achieving its quarterly and annual targets for revenue and EBITDA. Mr. Allred’s target bonus for each calendar year is equal to 100% of his base salary for such year, subject to a sliding scale, with 80% of the target bonus allocated to achievement of cumulative quarterly targets (20% per quarter) and 20% allocated to achievement of annual targets. His bonus is based two-thirds on achievement of EBITDA targets and one-third on achievement of revenue targets. The maximum amount of Mr. Allred’s bonus is 150% of his target bonus. Mr. Allred agreed to reduce his base salary for 2002 from $551,250 to $500,000, and to reduce his target bonus for 2002 from $551,250 to $150,000, in exchange for a grant of 100,750 shares of common stock of the Company in November 2001. Mr. Allred received a $72,000 cash bonus for 2002 based on the achievement of quarterly and annual targets.

The term of Mr. Allred’s employment agreement expires on January 1, 2005. Thereafter, it renews automatically for successive one-year terms unless either party elects not to renew at least 30 days prior to expiration of the term. Mr. Allred’s employment agreement provides that he will not compete with the Company during the term of his employment and for one year thereafter. The Company may terminate Mr. Allred’s employment only for cause. Notwithstanding such provision, if the Company terminates his employment without cause, either (1) before a change in control of the Company or (2) after the twenty-four month period following a change in control, Mr. Allred will be entitled to severance compensation equal to 2.99 times the greater of (a) the sum of his annual base salary in effect at the date of his termination plus his target bonus for the year in which his termination occurs, and (b) the sum of the highest annual base salary and annual cash bonus paid to him for any of the three calendar years prior to the date of termination (the “Severance Amount”). In addition, if, during the twenty-four month period following a change in control of the Company, Mr. Allred’s employment is terminated by him or the Company for any reason other than cause, then Mr. Allred will be entitled to severance compensation equal to the greater of (1) the Severance Amount and (2) an amount equal to (a) 3% of any positive amount determined by subtracting the market value of the Company based on a stock price of $6.125 per share from the actual market value of the Company at the date of the change in control, multiplied by (b) 0.4, with the maximum amount payable under this second calculation not to exceed $15 million.

As a material inducement to his employment by the Company, in July 1997 Mr. Allred was granted options to acquire 450,000 shares of Common Stock. All of these options were exchanged for shares of restricted stock pursuant to the restricted stock exchange program in 2001.

Richard J. Buyens. Mr. Buyens has accepted a written offer of employment from the Company. Pursuant to the terms of his employment letter, Mr. Buyens is eligible for targeted aggregate cash compensation of $700,000 for each full calendar year of employment based on achievement of a Board approved plan and individually assigned management objectives, and he has the opportunity to earn up to an aggregate cash compensation of $875,000 per annum upon the over-achievement of all plan objectives. His arrangement provides for: (1) the payment of 50% of targeted compensation as base salary, (2) the payment of up to 50% of targeted compensation as targeted bonus compensation, and (3) the payment of up to an additional 25% of targeted compensation as incentive bonus. Mr. Buyens’ bonus plan allocates 80% of his target to achievement of cumulative quarterly targets (20% per quarter) and 20% allocated to the achievement of annual targets. His bonus is based two-thirds on achievement of EBITDA targets and one-third on achievement of revenue targets. In 2002, Mr. Buyers’ base salary was $350,000, and he received a $165,600 cash bonus based on the achievement of quarterly and annual targets.

Pursuant to his employment letter, the term of Mr. Buyens’ employment expires on January 1, 2005. Thereafter, it renews automatically for successive one-year terms unless either party elects not to renew at least 30 days prior to expiration of the term. If the Company terminates Mr. Buyens employment without cause, he will be entitled to severance compensation equal to one times the greater of (1) his targeted compensation for the year in which such termination occurs or (2) the highest amount of actual cash compensation (base salary and bonus) paid to him during the two years prior to the one in which he is terminated. If, during the two-year period following a change in control of the Company, Mr. Buyens’ employment is terminated by him or the Company for any reason other than cause, then Mr. Buyens will be entitled to severance compensation equal to two times the greater of (1) his targeted compensation for the year in which the change in control occurs or (2) the highest actual cash compensation (base salary and bonus) paid to him for any of the two years preceding the year in which the change in control occurs. Mr. Buyens’ employment letter also provides that he will be granted options to purchase at least 750,000 shares of Common Stock. He was granted options to purchase 500,000 shares of Common Stock in August 2001 and 250,000 shares in January 2002.

Patrick G. Jones. Pursuant to the terms of his employment agreement, Mr. Jones’ base salary for 2002 was $393,750. The term of Mr. Jones’ employment agreement expires on January 1, 2005. Thereafter, it renews automatically for successive one-year terms unless either party elects not to renew at least 30 days prior to expiration of the term. Mr. Jones’ employment agreement provides that he will not compete with the Company during the term of his employment and for one year thereafter. The Company may terminate Mr. Jones’ employment only for cause. Notwithstanding such provision, if his employment is terminated without cause, Mr. Jones will be entitled to severance compensation equal to two and one-half times his base annual salary plus target bonus in effect on the date of termination. In addition, if, during the two-year period following a change in control of the Company, Mr. Jones’ employment is terminated by him or the Company for any reason other than cause, then Mr. Jones is entitled to severance compensation equal to two and one-half times his base annual salary plus target bonus in effect on the date of termination. In 2002 Mr. Jones was eligible to receive bonus compensation equal to $49,000, based on the achievement of quarterly and annual targets for revenue and EBITDA of the Company, which was subject to increase if such targets were exceeded. Mr. Jones received a $13,475 cash bonus for 2002 based on the achievement of annual targets.

As a material inducement to his employment by the Company, in November 1995 Mr. Jones was granted options to acquire 240,000 shares of Common Stock. Mr. Jones’ employment agreement permits him to borrow funds from the Company for the exercise of such options.

Theodore P. Schrafft. Pursuant to the terms of his employment agreement with Premiere Conferencing, Mr. Scrafft’s base salary for 2002 was $306,000. The term of Mr. Schrafft’s employment agreement expires on December 31, 2003. Thereafter, it renews automatically for successive one-year terms unless either party elects not to renew at least 90 days prior to expiration of the term. Mr. Schrafft’s employment agreement provides that he will not compete with Premiere Conferencing or any of its affiliates during the term of his employment and for one year thereafter. Premiere Conferencing may terminate Mr. Schrafft’s employment for cause. If his employment is terminated without cause either before a change in control of Premiere Conferencing or more than twenty-four months after such a change in control, Mr. Schrafft will be entitled to severance compensation equal to his base annual salary in effect on the date of termination. In addition, if, during the twenty-four month period following a change in control of Premiere Conferencing, Mr. Schrafft’s employment is terminated by him with adequate justification or by Premiere Conferencing for any reason other than cause, then Mr. Schrafft is entitled to severance compensation equal to two times his base annual salary in effect on the date of termination. In 2002, Mr. Schrafft was eligible to receive bonus compensation equal to $74,000, based on the achievement of quarterly and annual targets for revenue and EBITDA of Premiere Conferencing, which was subject to increase if such targets were exceeded. Mr. Schrafft received a $45,000 discretionary cash bonus for 2002.

Indemnification Agreements

In addition to any other indemnity to which a director or Named Executive Officer may be entitled under the Georgia Business Corporation Code or any Bylaw, resolution or agreement, the Company has entered into separate indemnification agreements with each of its directors and Named Executive Officers. The Company has agreed to hold harmless and indemnify each director and Named Executive Officer against any and all expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement incurred by the director or Named Executive Officer in connection with any threatened, pending or completed action, suit or proceeding to which the director or Named Executive Officer is, was or at any time becomes a party, or is threatened to be made a party, by reason of the fact that the director or Named Executive Officer is, was, or at any time becomes a director, officer, employee or agent of the Company. However, the Company shall not pay any indemnity with respect to any proceeding in which the director or Named Executive Office is adjudged, by final judgment not subject to further appeal, liable to the Company or is subjected to injunctive relief in favor of the Company (i) for any appropriation, in violation of the director’s or Named Executive Officer’s duties, of any business opportunity of the Company, (ii) for acts or omissions which involve intentional misconduct or a knowing violation of law, (iii) for any transaction from which the director or Named Executive Officer received an improper personal benefit, and (iv) in the case of directors, for unlawful corporate distributions. In addition, the Company shall not pay any indemnity with respect to any suit in which final judgment is rendered against the director or Named Executive Officer for an accounting of profits made from the purchase or sale of securities of the Company.

No amendment to the Articles of Incorporation or Bylaws of the Company or any other corporate action shall in any way limit any director’s or Named Executive Officer’s rights under his respective indemnification agreement. The Company believes that the above protections are necessary in order to attract and retain qualified persons as directors and officers.

In addition, the Company agreed to maintain an insurance policy covering directors and Named Executive officers under which the insurer agrees to pay, subject to certain exclusions, certain claims made against the directors and Named Executive officers of the Company in their capacities as directors and Named Executive officers.

Compensation Committee Interlocks and Insider Participation

During 2002, George W. Baker, Sr. and J. Walker Smith, Jr. served on the Compensation Committee the entire year; Jeffrey M. Cunningham served from January until June; and Randolph L. Booth served from June until December. None of these directors has ever been an employee of the Company. Mr. Baker is Boland T. Jones’ father-in-law.

Report of the Compensation Committee and the 1995 Stock Plan Committee of the Board of Directors

Introduction

The Compensation Committee is responsible for setting and approving the compensation arrangements for the Company’s executive officers, and the 1995 Stock Plan Committee is responsible for determining and administering option grants to executive officers and other employees under the 1995 Stock Plan. From January to June 2002, the members of the Compensation Committee were Messrs. Smith, Baker and Cunningham; from June 2002 until October 2002, when Mr. Baker resigned from the Committee, the members of the Compensation Committee were Messrs. Smith, Baker and Booth; and for the remainder of 2002 the members of the Compensation Committee were Messrs. Smith and Booth. During 2002, the members of the 1995 Stock Plan Committee were Messrs. Smith and Baker. The Compensation Committee and the 1995 Stock Plan Committee each currently comprises J. Walker Smith, Jr. (Chair) and Raymond H. Pirtle, Jr. Mr. Pirtle joined the Compensation Committee and the 1995 Stock Plan Committee in April 2003 when Messrs. Booth and Baker resigned from the Board of Directors.

The Company’s executive compensation policy, as implemented by the Compensation Committee and the 1995 Stock Plan Committee, is designed to provide a competitive compensation program that will enable the Company to attract, motivate, reward and retain executives who have the skills, experience and talents required to promote the short- and long-term financial performance and growth of the Company.

Generally, in establishing levels of compensation for executive officers, the Compensation Committee and the 1995 Stock Plan Committee consider all factors they deem appropriate, which may include, among others:

•	level and scope of responsibilities;

•	pay levels of executive officers in comparable companies;

•	experience, achievements and special expertise;

•	achievement of specific business initiatives;

•	appropriate inducements to initial and continued employment;

•	the Company’s recent financial results compared to financial results for prior years and compared to the Company’s business plan; and

•	alignment of the interests of executive officers with those of shareholders through award opportunities that can result in ownership of Common Stock.

While some or all of these factors may be considered in a given circumstance, all compensation decisions involve subjectivity.

The Company has an employment agreement or employment letter with the following Named Executive Officers — Boland T. Jones, Jeffrey A. Allred, Richard J. Buyens, Patrick G. Jones and Theodore P. Schrafft. See “Employment Agreements” above. These employment agreements or letter contain the general terms of each such executive officer’s employment and establish the minimum compensation that such officers are entitled to receive, but do not prohibit, limit or restrict these officers’ ability to receive additional compensation from the Company, whether in the form of base salary, bonus, stock options or otherwise.

The total compensation of the executive officers of the Company can be divided into three components: base salary, annual incentive compensation and long-term incentive compensation. The following is a summary of the considerations underlying each component of compensation.

Base Salaries

The base salaries of the executive officers are initially determined pursuant to their employment agreements, which generally provide for an automatic five percent increase each year. The employments agreements and employment letter for the Named Executive Officers provide for such increases. Initial salary levels are determined based on the factors discussed above and the recommendations of the Chief Executive Officer for salaries other than his own; however, the Compensation Committee retains the discretion to increase the initial salary levels. The Compensation Committee periodically evaluates the salaries of the executive officers based upon the level and scope of the responsibilities of the office, prior experience and achievements, the importance of each executive’s contributions to the Company and the pay levels of similarly positioned executive officers in comparable companies.

Annual Incentive Compensation

The Company’s executive officers are eligible to receive cash bonus awards. The key components in determining the amount of such awards include the individual growth and success of the Company as measured by revenue growth, cash flows and other financial performance goals, including EBITDA (earnings before interest, taxes, depreciation and amortization), as well as the financial performance of the Company in the context of the overall industry and economic environment. The judgment of the Compensation Committee, and of the Chief Executive Officer in the case of other executive officers, as to the impact of the individual on the financial performance of the Company are also considered.

Long-Term Incentive Compensation

Grants of stock options and restricted stock to executive officers are generally made under the 1995 Stock Plan administered by the 1995 Stock Plan Committee. That Committee believes that it is desirable to increase management’s equity ownership in the Company in order to focus management’s effort and commitment to build profitability and shareholder value, and that the grant of stock options and restricted stock has been a particularly important component of its success in attracting and retaining talented management employees. The 1995 Stock Plan Committee believes that stock options and restricted stock give the executive officers greater incentives to operate the Company in a manner that benefits the financial interests of the shareholders both on a long-term and short-term basis.

In determining the number of option shares and shares of restricted stock to grant executive officers, the 1995 Stock Plan Committee considers on a subjective basis the same factors as the Compensation Committee does in determining the other components of compensation, with no single factor accorded special weight. The recommendation of the Chief Executive Officer is important in determining awards to persons other than himself.

In light of restricted stock awards made late in 2001 and the completion of the option exchange program in December 2001, no awards of restricted stock were made to the Named Executive Officers in 2002. Mr. Buyens was granted stock options in connection with his employment, but no other options were granted to the Named Executive Officers in 2002.

Loan Forgiveness

As described in the report of the Compensation Committee in the Company’s 2002 Proxy Statement, the Company made certain loans to Messrs. Boland Jones and Allred to cover the tax liability associated with equity grants made in prior years. Those loans were later forgiven, and the Company made additional payments to the executives to cover the taxes related to such forgiveness of debt. A portion of that forgiveness of debt is reflected in the Summary Compensation Table as Other Annual Compensation received in 2002. See “Certain Relationships and Related Transactions.”

Policy on Deductibility of Compensation

Section 162(m) of the Code disallows the deduction for certain annual compensation in excess of $1,000,000 paid to certain executive officers of the Company, unless the compensation qualifies as “performance-based” as defined in the Code and applicable regulations. The 1995 Stock Plan permits the grant of stock options and other awards that are fully deductible under Code Section 162(m). All stock options that have been granted under the 1995 Stock Plan are fully deductible, but restricted stock awards that have been granted under the 1995 Plan are subject to the Code Section 162(m) deduction limitation. The Compensation Committee and the 1995 Stock Plan Committee intend to maximize the deductibility of executive compensation while retaining the discretion necessary to compensate executive officers in a manner commensurate with performance and the competitive market for executive talent.

Chief Executive Officer Compensation

Pursuant to his employment agreement, Mr. Boland Jones would have been entitled to a base salary in 2002 of $826,875 and a target annual bonus opportunity equal to 100% of his base salary, based on the Company achieving its quarterly and annual targets for revenue and EBITDA. Mr. Jones agreed to reduce his base salary for 2002 from $826,875 to $750,000, and to reduce his target bonus for 2002 from $826,875 to $200,000, in exchange for a grant of 156,125 shares of common stock of the Company in November 2001. The target annual bonus was subject to a sliding scale, with 80% of the target bonus allocated to achievement of cumulative quarterly targets (20% per quarter) and 20% allocated to achievement of annual targets. Mr. Jones’ 2002 bonus was based two-thirds on achievement of EBITDA targets and one-third on achievement of revenue targets. He received a $96,000 cash bonus for 2002 based on the achievement of quarterly and annual targets for EBITDA and revenue. As indicated above, in light of restricted stock awards made late in 2001 and the completion of the option exchange program in December 2001, no awards of restricted stock or options were made to Mr. Jones in 2002.

The foregoing report has been submitted by the following current and former members of the Compensation Committee and 1995 Stock Plan Committee who participated in the deliberations described above:

Compensation Committee	1995 Stock Plan Committee

J. Walker Smith, Jr., Chair	J. Walker Smith, Jr., Chair
Jeffrey M. Cunningham (Member until June 2002)	George W. Baker (Member until April 2003)
George W. Baker (Member until October 2002)

Stock Performance Graph

The following graph shows the cumulative total shareholder return on the Company’s Common Stock, the Standard & Poor’s 500 Composite Stock Price Index (the “S&P 500”), and a self-determined peer group (the “Peer Group”) for the period beginning December 31, 1997 and ending December 31, 2002. The graph assumes an investment in the Company’s Common Stock, the S&P 500 and the Peer Group of $100 on December 31, 1997, and that all dividends were reinvested. Total return calculations were prepared by the Center for Research in Securities Prices, The University of Chicago.

	12/31/97	12/31/98	12/31/99	12/29/00	12/31/01	12/31/02
PTEK Holdings, Inc.	100.00	26.70	25.34	5.21	12.31	15.93
S&P 500	100.00	128.58	155.64	141.46	124.65	97.10
Peer Group	100.00	104.94	231.98	103.31	48.44	36.06

The Peer Group consists of each of the companies in the “2001 Peer Group” included in the Company’s Proxy Statement for its 2002 Annual Meeting of Shareholders, other than one company, General Magic, Inc., that is no longer applicable to the Company’s business because of the sale of the Voicecom business unit in 2002, plus three new peer group companies (Raindance Communications, Inc.; ClearOne Communications, Inc.; and Latitude Communications, Inc.). In addition to these three new peer group companies, the Peer Group includes the following companies: ACT Teleconferencing, Inc.; Captaris, Inc.; Critical Path, Inc.; EasyLink Services Corporation; J2 Global Communications, Inc.; and West Corporation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth to the best of the Company’s knowledge certain information as of April 18, 2003 regarding the beneficial ownership of the Company’s voting common stock by:

•	each person who is known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities;

•	each current director and each nominee for director of the Company;

•	each Named Executive Officer of the Company (as defined below); and

•	all of the Company’s current executive officers, directors and each person nominated to become a director as a group.

Name of Beneficial Owner	Common Shares Beneficially Owned (1)		Percent of Common Shares Owned
Boland T. Jones	4,627,479	(2)	8.65
State Street Research & Management Company	3,431,300	(3)	6.42
Steel Partners II, L.P.	2,882,769	(4)	5.39
Raymond H. Pirtle, Jr.	163,696	(5)	*
Jeffrey A. Allred	1,365,278	(6)	2.55
Jeffrey T. Arnold	107,666	(7)	*
Jeffrey M. Cunningham	116,666	(8)	*
J. Walker Smith, Jr.	67,666	(9)	*
George M. Miller, II	10,000		*
Patrick G. Jones	428,991	(10)	*
Richard J. Buyens	251,000	(11)	*
Theodore P. Schrafft	120,716	(12)	*
All current executive officers and directors as a group (12 persons)	7,470,825		13.88

*	Less than one percent.
(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission that deem shares to be beneficially owned by any person who has or shares voting or investment power with respect to such shares. Shares of the Company’s Common Stock subject to warrants or options that are currently exercisable or exercisable within 60 days of March 12, 2003 are deemed to be outstanding and to be beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Includes 3,132,200 shares held of record by Mr. Jones; 4,689 shares held in the Company’s 401(k) Plan for the benefit of Mr. Jones; 590 shares held of record by Mr. Jones’ wife for which Mr. Jones holds the right to vote pursuant to an irrevocable proxy granted by Mrs. Jones to Mr. Jones; 50,000 shares held in a family trust; and 1,440,000 shares held by Seven Gables Partnership, L.P., a limited partnership whose general partner is Seven Gables Management Company, LLC, a limited liability company whose sole members are Mr. and Mrs. Jones. Does not include 450 shares held of record by Mr. Jones’ wife, as custodian for the benefit of two unrelated minor children under the Uniform Gifts to Minors Act, or 55,427 shares held in a trust, as to which shares Mr. Jones disclaims beneficial ownership. The address of Mr. Jones is 3399 Peachtree Road, N.E., The Lenox Building, Suite 700, Atlanta, Georgia 30326.

(3)	This information is based solely on a Schedule 13G filed by State Street Research & Management Company (“State Street”) on February 14, 2003. Such Schedule 13G states that State Street has sole voting and dispositive power of 3,431,300 shares of Common Stock. Schedule 13G also states that State Street is a corporation whose address is One Financial Center, 30th Floor, Boston, MA 02111.
(4)	This information is based solely on a Schedule 13D filed jointly by Steel Partners II, L.P. (“Steel Partners”) and Warren G. Lichtenstein on February 25, 2003 (collectively, the “Filers”). Such Schedule 13D states that Steel Partners has sole voting and dispositive power of 2,882,769 shares of Common Stock. Such Schedule 13D also states that (i) Steel Partners is a limited partnership, (ii) Steel Partners, L.L.C. is the general partner of Steel Partners, (iii) Mr. Lichtenstein is the sole executive officer and managing member of Steel Partners, L.C.C., and (iv) Mr. Lichtenstein has voting and dispositive power of the shares owned by Steel Partners by virtue of his position with Steel Partners. The address of the Filers is 150 East 52nd Street, 21st Floor, New York, New York 10022.
(5)	Includes 44,000 shares held of record by Mr. Pirtle, 50,000 shares held in an individual retirement account for the benefit of Mr. Pirtle, and 3,030 shares issuable upon conversion of $100,000 of the 5 3/4% Convertible Subordinated Notes of PTEK due 2004 which are convertible into Common Stock at an exercise price of $33.00 per share, all of which are held in a 401(k) plan for the benefit of Mr. Pirtle. Also includes 66,666 shares subject to warrants or options currently exercisable or exercisable within 60 days.
(6)	Includes 1,250,090 shares held of record by Mr. Allred, 100,000 shares held in an individual retirement account for the benefit of Mr. Allred, 5,461 shares held in the Company’s 401(k) Plan for the benefit of Mr. Allred, and 9,727 shares held under the Company’s Associate Stock Purchase Plan.
(7)	Includes 41,000 shares held of record by Mr. Arnold and 66,666 shares subject to options or warrants currently exercisable or exercisable within 60 days.
(8)	Includes 50,000 shares held of record by Mr. Cunningham and 66,666 shares subject to options or warrants currently exercisable or exercisable within 60 days.
(9)	Includes 1,000 shares held of record by Mr. Smith and 66,666 shares subject to options or warrants currently exercisable or exercisable within 60 days.
(10)	Includes 165,873 shares held of record by Mr. Jones, 10,000 shares held in an individual retirement account for the benefit of Mr. Jones, 4,691 shares held in the Company’s 401(k) Plan for the benefit of Mr. Jones, 193,000 shares subject to options or warrants currently exercisable or exercisable within 60 days, and 55,427 shares owned by a trust of which Mr. Jones is the sole trustee.
(11)	Includes 1,000 shares held of record by Mr. Buyens and 250,000 shares subject to options or warrants currently exercisable or exercisable within 60 days.
(12)	Includes 99,796 shares held of record by Mr. Schrafft, 5,400 shares held in the Company’s 401(k) Plan for the benefit of Mr. Schrafft, and 15,520 shares held under the Company’s Associate Stock Purchase Plan.

One share of Series B Voting Preferred Stock is held of record by SunTrust Bank, Atlanta, who serves as the voting trustee for the Series B Voting Preferred Stock. This share of Series B Voting Preferred Stock was issued for the benefit of the former shareholders of the Voice-Tel of Canada Ltd. and related entities that were acquired on April 30, 1997 who received Exchangeable Non-Voting Shares of our subsidiary Voice-Tel of Canada Ltd. All but two of such shareholders have since exchanged these shares for shares of the Company’s common stock. The following table also sets forth to the best of the Company’s knowledge certain information as of April 18, 2003 regarding the beneficial ownership of the Company’s Series B Voting Preferred Stock. The Series B Voting Preferred Stock votes only with the common stock and does not have any right to vote as a class, except as may be required by law.

Name of Beneficial Owner	Series B Voting Preferred Stock Beneficially Owned		Percent of Series B Voting Stock Owned
Brooks Equipment Limited	0.42500	(1)	47.20
Patrick Haney	0.47550	(1)	52.80

(1)	The Series B Voting Preferred Stock is only entitled to vote with the Company’s common stock, having a current total of 90,100 votes, of which 42,500 votes are directed by Brooks Equipment Limited and 47,550 are directed by Mr. Haney.

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

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c ) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity Compensation Plans approved by shareholders (1)	4,174,448	$5.002	5,086,472

Equity Compensation Plans not approved by shareholders (2)	4,575,776	5.420	2,655,015

Total	8,750,224	5.220	7,741,487

(1)	Includes options issued and shares available for issuance under the Company’s 1995 Stock Plan, the 2000 Directors Stock Plan and the Associate Stock Purchase Plan. The Associate Stock Purchase Plan was terminated on January 14, 2003 and no additional shares will be issued under that Plan.
(2)	Includes options issued and shares available for issuance under the Company’s 1994 Stock Option Plan and the 1998 Stock Plan. Also includes individual stock option awards granted to (i) certain former employees upon hire, (ii) certain former employees in connection with the Company’s acquisition of Voice-Tel Enterprises, Inc., and (iii) a non-employee contractor for services performed.

(3)	This table does not include information for the following equity compensation plans assumed by the Company in connection with mergers and acquisitions of the companies that originally established those plans: Xpedite Systems, Inc. 1992 Incentive Stock Option Plan, Xpedite Systems, Inc. 1993 Incentive Stock Option Plan, Xpedite System, Inc. 1996 Incentive Stock Plan, Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan, certain individual Stock Purchase Warrants issued to former directors and non-employees of Xpedite, Intellivoice Communications, Inc. 1995 Incentive Stock Option Plan, VoiceCom Holdings, Inc. 1995 Stock Option Plan and VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan. As of December 31, 2002, a total of 222,629 shares of the Company’s common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $11.027 per share. No additional options may be granted under those assumed plans.

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

Item 13. Certain Relationships and Related Transactions

The Company has made loans to Boland T. Jones, which loans are secured by Company stock held directly by Mr. Jones and Company stock held by Seven Gables Partnership, L.P., a limited partnership whose general partner is Seven Gables Management Company, LLC, a limited liability company of which Mr. Jones and his wife are the sole members, and whose limited partner is a trust of which Mr. Jones was the grantor and his wife is the trustee. The loans were made pursuant to Mr. Jones’ then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each loan is evidenced by a recourse promissory note bearing interest at the applicable Federal rate and is secured by the Common Stock purchased. These loans mature between 2007 and 2010. The highest aggregate principal amount of the loans, including accrued interest, outstanding during 2002 was $5,042,028 and the terms of these loans are as follows:

Name	Amount of Loan	Interest Rate	Due Date	Shares Pledged		Value of Collateral as of 12/31/02
Boland T. Jones	$1,322,173	6.31%	12/29/07	100,000		$440,000.00
	89,029	6.50%	12/15/09	24,000		105,600.00
	2,873,173	5.96%	10/31/10	1,440,000		6,336,000.00
	287,419	5.96%	10/31/10	239,624		1,054,345.60
	327,242	4.94%	12/29/07	100,000	*	440,000.00	*
	20,056	4.94%	12/15/09	24,000	*	105,600.00	*
	77,044	5.43%	10/31/10	1,440,000	*	6,336,000.00	*
	45,892	5.43%	10/31/10	239,624	*	1,054,345.60	*

	$5,042,028					$7,935,945.60	*

*	Separate loans are secured by the same shares of Company Common Stock. The value of such shares is only included once to determine the total value of collateral.

On November 29, 2001, the Company offered a restricted stock exchange program to its employees and directors, whereby the Company offered to purchase certain outstanding stock options which had an exercise price of more than $3.00 per share in exchange for restricted shares of the Company’s Common Stock at an exchange ratio of one share of restricted stock in exchange for each 2.5 options surrendered. On December 28, 2001, the exchange offer was completed. The restricted shares generally are subject to the same vesting schedules as the tendered options. Other than Mr. Buyens, each of the Company’s Named Executive Officers and four of its directors, Messrs. Baker, Pirtle and Arnold and Ms. Ward, participated in the program. The Company agreed to lend its directors and executive officers upon request the amount of taxes due with respect to the shares of restricted stock granted, with each such loan evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted stock. The following executive officers and directors exchanged stock options for restricted shares of the Company’s common stock as set forth below:

	Total Options Held Before Exchange	Number of Options Exchanged	Number of Shares Received in Exchange	Total Shares Held After Exchange(1)	% of Shares Received in the Exchange to Total Shares Held
Boland T. Jones	801,789	801,789 (100)%	320,716	4,627,606	6.9%
Jeffrey A. Allred	1,138,849	1,138,849 (100)%	455,540	1,375,198	33.1%
Patrick G. Jones	433,000	240,000 (55.4)%	96,000	189,689	50.6%
Theodore P. Schrafft	206,137	206,137 (100)%	82,456	110,842	74.4%
Max A. Slifer, Jr.	401,360	401,360 (100)%	160,544	205,809	78.0%
George W. Baker, Sr.	220,000	120,000 (54.5)%	48,000	158,832	30.2%
Raymond H. Pirtle, Jr.	210,000	110,000 (52.4)%	44,000	44,000	100.0%
Jackie M. Ward	200,000	100,000 (50)%	40,000	50,000	80.0%
Jeffrey T. Arnold	200,000	100,000 (50)%	40,000	41,000	97.6%

(1)	Based upon the information set forth in the Company’s Proxy Statement dated April 30, 2002, exclusive of (i) options that were then currently exercisable or exercisable within 60 days of the date thereof and (ii) shares issuable upon conversion of convertible notes held by Mr. Pirtle.

Also, in November 2001, Messrs. Boland Jones, Allred, Buyens, Patrick Jones and Schrafft were granted 156,125; 100,750; 1,000; 39,345; and 14,750 shares of restricted stock of the Company, respectively, which vested on November 28, 2001. In addition, in November 2001, Messrs. Boland Jones and Allred were granted 280,000 and 80,000 shares of restricted stock, respectively, that vest on January 1, 2005, subject to accelerated vesting in the event of a change in control or termination of their employment without cause. These shares were granted in replacement of stock options that the 1995 Stock Plan Committee had intended to grant to Messrs. Boland Jones and Allred in 2000, but were unable to do so due to certain annual grant limits in the 1995 Stock Plan. In November 2001, Mr. Allred was also granted 600,000 shares of restricted stock, of which 240,000 shares vested on November 28, 2001 and 30,000 shares vest per quarter starting on March 31, 2002 and ending on December 31, 2004, subject to accelerated vesting upon a change in control of the Company or termination of Mr. Allred’s employment without cause. The Company has agreed to lend to Messrs. Boland Jones, Allred, Buyens, Patrick Jones and Schrafft upon request the amount of taxes due with respect to the shares of restricted stock granted, with each such loan to be evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted stock.

The total amount of all outstanding loans that are greater than $60,000 to the Company’s directors and Named Executive Officers related to taxes on restricted shares as of December 31, 2002, including accrued interest, and the material terms of such loans were:

Name	Amount of Loan	Interest Rate	Due Date	Shares Pledged		Value of Share Collateral as of 12/31/02
Boland T. Jones	$147,689.84	5.46%	1/3/12	320,716		$1,411,150.40
	221,353.14	5.46%	1/3/12	156,125		686,950.00

	$369,042.98					$2,098,100.40

Jeffrey A. Allred	$142,842.73	5.46%	1/3/12	100,750		$443,300.00
	280,014.37	5.46%	1/3/12	455,540	*	2,004,376.00	*
	33,452.50	5.62%	4/12/12	455,540	*	2,004,376.00	*
	447,425.81	5.46%	1/3/12	600,000		2,640,000.00

	$903,735.41					$5,087,676.00

Patrick G. Jones	$19,509.18	5.60%	2/1/12	96,000	*	$422,400.00	*
	55,783.17	5.46%	1/3/12	39,345		173,118.00
	72,590.89	5.46%	1/3/12	96,000	*	422,400.00	*
	12,544.53	5.62%	4/12/12	96,000	*	422,400.00	*

	$160,427.77					$595,518.00

Theodore P. Schrafft	$76,393.87	5.46%	1/3/12	82,456	*	$362,806.40	*
	20,912.40	5.46%	1/3/12	14,750		64,900.00
	15,570.07	5.60%	2/1/12	82,456	*	362,806.40	*

	$112,876.34					$427,706.40

*	Separate loans are secured by the same shares of Company Common Stock. The value of such shares is only included once to determine the total value of collateral per Named Executive Officer.

The Company is obligated, pursuant to extensions of credit agreed to by the issuer prior to July 30, 2002, to make additional loans to pay taxes associated with the future vesting of the restricted shares described above under the same terms as the existing loans, but the dollar amount of such loans will be based on the fair market value of the Company Common Stock on the vesting date and cannot be calculated at this time.

In March 2002, the Board of Directors approved an arrangement with Jeffrey M. Cunningham pursuant to which he became Vice Chairman, a non-employee position, and in such position he provides services to the

Company with respect to customer development, business development and strategic planning. In connection therewith, the Company granted to Mr. Cunningham an option to purchase 200,000 shares of the Company’s Common Stock at an exercise price of $4.08, which was the fair market value of the Common Stock on the date of grant. These options vest and become exercisable five years after the date of grant provided that Mr. Cunningham is a member of the Board on that date, subject to accelerated vesting in the event certain revenue targets are achieved or in the event of a change in control of the Company. In addition, the Company agreed to pay Mr. Cunningham a maximum of $200,000 in cash compensation over the five-year term of the agreement, payable $10,000 per month for the first twelve months of the agreement and up to $80,000 at any time during the five-year term if certain revenue targets are achieved. Mr. Cunningham received a total of $90,000 in 2002 under the monthly payment arrangement. The agreement expires March 5, 2007 unless earlier terminated by the parties.

During 2002, a subsidiary of the Company leased the use of an airplane from Prado Aviation, LLC, a limited liability company that is owned 99% by Boland T. Jones and one percent by Premiere Communications, Inc., a subsidiary of the Company. In connection with this lease arrangement, the Company incurred costs of $1.9 million in 2002 to maintain and operate the airplane. The terms of the lease arrangement were based on an informal review of rates for similar types of airplanes, and the Company believes that the rates it paid for the use of the airplane were comparable to what it would have received from an independent third party.

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.2	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.3	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.4	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1116827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

Exhibit Number	Description
2.5	Stock Purchase Agreement, together with exhibits, dated September 12, 1997 by and among Premiere Technologies, Inc., VoiceCom Holdings, Inc. and the Shareholders of VoiceCom Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

2.6	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.7	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.8	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.9	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.10	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

Exhibit Number	Description
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3	Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.5	Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

10.1	Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.2	Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.4	Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.5	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Jeffrey A. Allred (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description
10.9	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.11	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.12	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.14	Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.15	Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.16	Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-17593)).

10.17	Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

10.18	1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.19	1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.20	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.21	Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 11, 1997 annual meeting of shareholders, filed April 30, 1997).

10.22	First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit Number	Description
10.23	VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24	VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.26	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.25	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.27	Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by, reference to Xpedite’s Registration Statement on Form S-1 (No. 33-73258)).

10.28	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.29	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.30	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.31	Xpedite Systems, Inc. Officer’s Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.32	Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 22, 1999 Annual Meeting of Shareholders, filed on May 19, 1999).

10.33	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.34	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.35	PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 7, 2000 Annual Meeting of Shareholders, filed April 28, 2000).

10.36	Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

Exhibit Number	Description
10.37	Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.38	Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.39	Credit Agreement dated September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings, Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.40	Asset Sale Agreement, together with exhibits, dated August 25, 2000 by and between Telecare, Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.41	PTEK Holdings, Inc. Associate Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.42	PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.43	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

10.44	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.45	PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.46	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.47	Premiere Technologies, Inc. 1994 Stock Option Plan (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.48	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.49	Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.50	Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

Exhibit Number	Description
10.51	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.52	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.53	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.54	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant, Premiere Communications, Inc. and Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.55	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant and Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.56	Employment Offer Letter dated August 6, 2001 by the Registrant to Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.57	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.59	Stock Pledge Agreement dated January 3, 2002 by and between Patrick G. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.60	Stock Pledge Agreement dated January 3, 2002 by and between Richard J. Buyens and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.61	Stock Pledge Agreement dated January 3, 2002 by and between Theodore P. Schrafft and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description
10.62	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.63	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.64	Promissory Note dated January 3, 2002 payable to the Registrant by Patrick G. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.65	Promissory Note dated January 3, 2002 payable to the Registrant by Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.66	Promissory Note dated January 3, 2002 payable to the Registrant by Theodore P. Schrafft (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.67	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.68	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.69	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.70	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones.

10.71	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant.

10.72	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones.

10.73	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant.

10.74	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant.

10.75	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones.

10.76	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant.

10.77	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones.

Exhibit Number	Description
10.78	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant.

10.79	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.80	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.81	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.82	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.83	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant.

10.84	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones.

10.85	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant.

10.86	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant.

10.87	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant.

10.88	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant.

10.89	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred.

10.90	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant.

10.91	Restricted Stock Award Agreement dated December 28, 2001 by and between Jeffrey A. Allred and the Registrant.

10.92	Promissory Note dated April 12, 2002 payable to the Registrant by Jeffrey A. Allred.

10.93	Amendment to Stock Pledge Agreement dated April 12, 2002 by and between Jeffrey A. Allred and the Registrant.

10.94	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant.

10.95	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred.

10.96	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant.

10.97	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant.

21.1	Subsidiaries of the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

(b) Reports on Form 8-K.

The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTEK Holdings, Inc.

By:	/s/ Boland T. Jones
Boland T. Jones, Chairman of the Board and Chief Executive Officer

Date: December 19, 2003

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.2	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.3	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.4	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1116827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.5	Stock Purchase Agreement, together with exhibits, dated September 12, 1997 by and among Premiere Technologies, Inc., VoiceCom Holdings, Inc. and the Shareholders of VoiceCom Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

2.6	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.7	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.8	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.9	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.10	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

Exhibit Number	Description
3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3	Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.5	Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

10.1	Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.2	Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

Exhibit Number	Description
10.4	Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.5	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Jeffrey A. Allred (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.11	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.12	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended, by Second Modification of Lease, dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.14	Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.15	Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.16	Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-17593)).

10.17	Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

Exhibit Number	Description
10.18	1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.19	1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.20	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.21	Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 11, 1997 annual meeting of shareholders, filed April 30, 1997).

10.22	First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.23	VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24	VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.25	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.26	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.27	Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by, reference to Xpedite’s Registration Statement on Form S-1 (No. 33-73258)).

10.28	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.29	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.30	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.31	Xpedite Systems, Inc. Officer’s Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit Number	Description
10.32	Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 22, 1999 Annual Meeting of Shareholders, filed on May 19, 1999).

10.33	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.34	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.35	PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 7, 2000 Annual Meeting of Shareholders, filed April 28, 2000).

10.36	Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.37	Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.38	Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.39	Credit Agreement dated September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings, Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.40	Asset Sale Agreement, together with exhibits, dated August 25, 2000 by and between Telecare, Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.41	PTEK Holdings, Inc. Associate Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.42	PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.43	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

10.44	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.45	PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

Exhibit Number	Description
10.46	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.47	Premiere Technologies, Inc. 1994 Stock Option Plan (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.48	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.49	Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.50	Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.51	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.52	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.53	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999,, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.54	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant, Premiere Communications, Inc. and Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.55	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant and Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.56	Employment Offer Letter dated August 6, 2001 by the Registrant to Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description
10.57	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.59	Stock Pledge Agreement dated January 3, 2002 by and between Patrick G. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.60	Stock Pledge Agreement dated January 3, 2002 by and between Richard J. Buyens and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.61	Stock Pledge Agreement dated January 3, 2002 by and between Theodore P. Schrafft and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.62	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.63	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.64	Promissory Note dated January 3, 2002 payable to the Registrant by Patrick G. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.65	Promissory Note dated January 3, 2002 payable to the Registrant by Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.66	Promissory Note dated January 3, 2002 payable to the Registrant by Theodore P. Schrafft (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.67	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.68	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.69	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description

10.70	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones.

10.71	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant.

10.72	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones.

10.73	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant.

10.74	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant.

10.75	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones.

10.76	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant.

10.77	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones.

10.78	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant.

10.79	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.80	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.81	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.82	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones.

10.83	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant.

10.84	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones.

10.85	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant.

10.86	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant.

10.87	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant.

10.88	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant.

10.89	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred.

10.90	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant.

Exhibit Number	Description
10.91	Restricted Stock Award Agreement dated December 28, 2001 by and between Jeffrey A. Allred and the Registrant.

10.92	Promissory Note dated April 12, 2002 payable to the Registrant by Jeffrey A. Allred.

10.93	Amendment to Stock Pledge Agreement dated April 12, 2002 by and between Jeffrey A. Allred and the Registrant.

10.94	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant.

10.95	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred.

10.96	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant.

10.97	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant.

21.1	Subsidiaries of the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.