Form 10-Q/A
period 2003-03-31
PTEK HOLDINGS INC
filed 2003-12-23
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

AMENDMENT

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, PTEK Holdings, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 to respond to certain comments of the Securities and Exchange Commission (“SEC”) in connection with its review of our Registration Statement on Form S-3 filed on September 24, 2003.

For convenience and ease of reference we are filing this Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amendment is as of May 15, 2003, the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE

THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	2003	2002
	(Unaudited)
REVENUES	$89,220	$83,321
COST OF REVENUES (exclusive of depreciation shown separately below)	30,672	29,881

GROSS MARGIN	58,548	53,440

OTHER OPERATING EXPENSES
Selling and marketing	24,264	22,269
General and administrative	13,496	12,850
Research and development	2,004	2,207
Depreciation	5,533	5,234
Amortization	1,999	3,791
Equity based compensation	584	1,145

Total operating expenses	47,880	47,496

OPERATING INCOME	10,668	5,944

OTHER INCOME (EXPENSE)
Interest, net	(2,565)	(2,882)
Gain on sale of marketable securities	—	789
Other, net	281	(30)

Total other income (expense)	(2,284)	(2,123)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	8,384	3,821
INCOME TAX EXPENSE	3,605	1,741

INCOME FROM CONTINUING OPERATIONS	$4,779	$2,080

DISCONTINUED OPERATIONS
Loss from operations of Voicecom (including loss on disposal of $12,625 in 2002)	—	(18,454)
Income tax benefit	—	(6,459)

Loss on discontinued operations	—	(11,995)

NET INCOME (LOSS)	$4,779	$(9,915)

BASIC AND DILUTED NET INCOME/(LOSS) PER SHARE
Continuing operations	$0.09	$0.04
Discontinued operations	$—	$(0.23)

Net income (loss)	$0.09	$(0.19)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	52,711	52,848

Diluted	54,871	55,361

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

	Three months ended March 31,
	2003	2002
Total weighted-average shares outstanding – Basic	52,711,161	52,847,923
Add common stock equivalents:
Stock options	1,199,408	1,674,222
Unvested restricted shares	960,613	838,736

Total weighted-average shares outstanding – Diluted	54,871,182	55,360,881

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that this pronouncement will have a material impact on its results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 5— “Acquisitions and Dispositions.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

5. ACQUISITIONS AND DISPOSITIONS

Xpedite

On January 16, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is classified on the balance sheet as restricted cash. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and approximately $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$36.6	$33.3
Xpedite	52.7	50.0
Eliminations	(0.1)	—

	$89.2	$83.3

Revenues from discontinued operations:
Voicecom	$—	$15.8

Income (loss) from continuing operations:
Premiere Conferencing	$3.9	$3.6
Xpedite	4.5	2.0
Holding Company	(3.6)	(3.5)

	$4.8	$2.1

Loss from discontinued operations:
Voicecom	$—	$(12.0)

Net income (loss):	$4.8	$(9.9)

	March 31, 2003	December 31, 2002
Identifiable Assets:
Premiere Conferencing	$77.5	$75.5
Xpedite	209.0	190.5
Holding Company	63.9	86.1

	$350.4	$352.1

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions):

	Three Months Ended March 31,
	2003	2002
Revenues from continuing operations:
North America	$58.5	$57.6
Europe	16.1	13.4
Asia Pacific	14.6	12.3

	$89.2	$83.3

9. SUBSEQUENT EVENTS

The Board of Directors of the Company has authorized the Company’s management to repurchase the Company’s 5 3/4% convertible subordinated notes due on July 1, 2004 (the “Convertible Notes”), in the open market or in privately negotiated transactions, at management’s discretion. Between April 1 and May 12, 2003, the Company used existing cash to repurchase approximately $30 million in face value of the Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes.

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

Revenues of the Company are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist of fixed monthly fees and usage fees generally based on per minute or transaction rates. Unbilled revenue consists of earned but unbilled revenue which results from the weekly billing cycle that was implemented at Premiere Conferencing during the third quarter of 2002.

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

RESULTS OF OPERATIONS

The following table presents selected financial information regarding the Company’s operating segments for the periods presented (amounts in millions):

	Three Months Ended
	March 31, 2003	March 31, 2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$36.6	$33.3
Xpedite	52.7	50.0
Eliminations	(0.1)	—

	$89.2	$83.3

Revenues from discontinued operations:
Voicecom	$—	$15.8

Income (loss) from continuing operations:
Premiere Conferencing	$3.9	$3.6
Xpedite	4.5	2.0
Holding Company	(3.6)	(3.5)

	$4.8	$2.1

Loss from discontinued operations:
Voicecom	$—	$(12.0)

Net income (loss):	$4.8	$(9.9)

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions):

	Three Months Ended March 31,
	2003	2002
Revenues from continuing operations:
North America	$58.5	$57.6
Europe	16.1	13.4
Asia Pacific	14.6	12.3

	$89.2	$83.3

ANALYSIS

Consolidated revenues increased 7.1% to $89.2 million for the three months ended March 31, 2003 compared with $83.3 million for the same period in 2002. On a segment basis:

•	Premiere Conferencing revenue was 41.0% and 40.0% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. Premiere Conferencing experienced a 9.8% increase in revenue from $33.3 million to $36.6 million for the three months ended March 31, 2003 compared with the same period in 2002. The growth in revenue at Premiere Conferencing resulted primarily from an approximate 116.9% increase in international revenue and, domestically, from growth in minutes for its ReadyConference® product.

•	Xpedite revenue was 59.0% and 60.0% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. Xpedite experienced a 5.4% growth in revenue from $50.0 million to $52.7 million for the three months ended March 31, 2003 compared with the same period in 2002. The growth resulted primarily from increased revenue from its messageREACH® and voiceREACHSM products, which grew an aggregate of approximately 58.3% from the same period last year, the beneficial impact of foreign currency exchange rates and the additional customers acquired from C&W. This growth was mitigated by the continued decline in broadcast fax revenue which has declined from approximately 66.7% to 61.3% of revenue for the three months ended March 31, 2003 compared to the same period in 2002.

Consolidated revenues on a geographic region basis increased in North America to $58.5 million from $57.6 million for the three months ended March 31, 2003 and 2002, respectively. As a percentage of consolidated revenues, North America revenues decreased 3.5% for the three month period ended March 31, 2003 over the comparable period in 2002. Consolidated revenues in Europe increased $2.7 million, from $13.4 million to $16.1 million for the three month periods ended March 31, 2002 and 2003, respectively. As a percentage of consolidated revenues, European revenues increased 1.9% for the three month period ended March 31, 2003 over the comparable period in 2002. Asia Pacific revenues also increased during the first quarter of 2003 by $2.3 million from $12.3 million for the three months ended March 31, 2002 to $14.6 million for comparable period in 2003. As a percentage of consolidated revenues, Asia Pacific revenues increased 1.6% for the three month period ended March 31, 2003 over the comparable period in 2002. The Company experienced revenue growth in the European and Asia Pacific regions as a result of the expansion of Premiere Conferencing within these regions, as discussed above, and organic growth at Xpedite.

Consolidated cost of revenues were $30.7 million or 34.4% of consolidated revenues and $29.9 million or 35.9% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. On a segment basis:

•	Premiere Conferencing cost of revenue increased to $14.6 million or 39.9% of segment revenue from $13.8 million or 41.5% of segment revenue for the three months ended March 31, 2003 and 2002, respectively. This decrease as a percentage of segment revenue resulted from a reduction in the average selling price per minute as the price per minute for both PremiereCall AuditoriumSM and ReadyConference declined and as revenue from the automated conferencing product, which carries a lower price per minute than the attended conferencing product, grew from approximately 68.1% to 74.2% of total segment revenue relative to the same period last year. In addition, direct costs of operations as a percentage of segment revenue declined to 22.0% for the three months ended March 31, 2003 as compared with 25.7% for the same period of 2002, reflecting the growth in this segment’s revenue from ReadyConference relative to its total revenue base.

•

Xpedite cost of revenue remained constant at $16.1 million while decreasing to 30.6% of segment revenue from 31.5% of segment revenue for the three months ended March 31, 2003 and 2002, respectively. This decrease as a percentage of segment revenue was primarily due to growth in revenue from higher margin telecommunications products such as messageREACH and voiceREACH, which increased to an aggregate of approximately 10.5% of segment revenue for the three months ended March 31, 2003 as compared with 5.5% for the same period in 2002. This decrease was offset by the increase in direct costs of operations as a percentage of segment revenue to 10.1% for the three months ended March 31, 2003 as compared to 9.0% for the same period in 2002 due primarily to approximately $0.7 million in additional costs connected with the transitioning of services associated with the C&W acquisition in January 2003 onto the Xpedite platform. The net impact of these movements resulted in costs remaining relatively constant.

Consolidated gross margin (revenues less cost of revenues) was $58.5 million or 65.6% of consolidated revenues and $53.4 million or 64.1% of consolidated revenues for the three months ended March 31, 2003 and 2002, respectively. Premiere Conferencing’s gross margin increased to $22.0 million or 60.1% of segment revenue from $19.5 million or 58.5% of segment revenue for the three months ended March 31, 2003 as compared with the same period in 2002. Xpedite’s gross margin increased to $36.6 million or 69.4% of segment revenue from $33.9 million or 67.9% of segment revenue for the three months ended March 31, 2003 as compared with the same period in 2002.

Consolidated selling and marketing costs increased to $24.3 million or 27.2% of consolidated revenues for the three months ended March 31, 2003 from $22.4 million or 26.7% of consolidated revenues for the comparable 2002 period. At Premiere Conferencing, selling and marketing costs grew from $7.0 million or 20.9% as a percentage of segment revenue for the three months ended March 31, 2002 to $8.7 million or 23.7% of segment revenue for the comparable 2003 period mainly as a result of increased headcount, commissions and costs associated with sales training and sales conferences. At Xpedite, selling and marketing costs as a percent of segment revenue declined from 30.6% of segment revenue for the three months ended March 31, 2002 to 29.7% for the comparable 2003 period as costs remained relatively constant increasing $0.3 million from $15.3 million to $15.6 million despite the 2.7% growth in revenue and the negative impact of the weaker dollar on expenses denominated in foreign currencies.

Consolidated research and development costs were $2.0 million or 2.2% of consolidated revenues for the three months ended March 31, 2003 compared with $2.2 million or 2.7% of consolidated revenues for the comparable period in 2002. Overall, these costs decreased $0.2 million from period to period. The decrease in costs resulted from management’s directive to be more selective in its research and development projects, expending resources only on projects with a high probability of economic benefit.

Consolidated general and administrative costs increased $0.6 million to $13.5 million for the first quarter of 2003 from $12.9 million for the first quarter of 2002, although decreasing slightly to 15.2% of consolidated revenues for the three months ended March 31, 2003 from 15.4% of consolidated revenues for the same period in 2002. At Premiere Conferencing, general and administrative costs decreased from 9.7% of segment revenue for the three months ended March 31, 2002 to 9.1% of segment revenue for the comparable period in 2003, driven by continued revenue growth from ReadyConference which requires little incremental increase in back office support. These costs remained relatively constant at Premiere Conferencing increasing $0.1 million to $3.3 million for the three months ended March 31, 2003 from $3.2 million in the comparable period in 2002. At Xpedite, general and administrative costs increased from $6.3 million or 12.6% of segment revenue for the three months ended March 31, 2002 to $7.5 million or 14.3% of segment revenue for the comparable period in 2003, driven by increases in corporate allocations, bad debt expense and salaries. At the Holding Company, general and administrative costs decreased $0.6 million from $3.3 million for the three months ended March 31, 2002 to $2.7 million for the comparable period in 2003 driven by increased allocations to the operating segments and reductions in employee costs.

Consolidated depreciation expense was $5.5 million or 6.2% of consolidated revenues for the three months ended March 31, 2003 compared with $5.2 million or 6.3% of consolidated revenues for the same period in 2002. Absolute costs increased slightly by $0.3 million.

Consolidated amortization was $2.0 million or 2.2% of consolidated revenues for the three months ended March 31, 2003 compared with $3.8 million or 4.5% of consolidated revenues for the comparable 2002 period. The decrease in amortization expense for the three months ended March 31, 2003, was primarily the result of the asset impairment charges recorded in the fourth quarter of 2002, which related mainly to Xpedite customer lists and an asset becoming fully amortized during the first quarter of 2003.

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

In July 1997, the Company issued $172.5 million of 5 3/4% convertible subordinated notes that mature on July 1, 2004 (the “Convertible Notes”). The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The annual interest commitment associated with these notes is $9.9 million and is paid semiannually on July 1 and January 1 of each year.

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

ACQUISITION

On January 16, 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of C&W, and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is classified on the balance sheet as restricted cash. The Company follows SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and approximately $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in tine, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that this pronouncement will have a material impact on its results of operations or financial condition.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 5— “Acquisitions and Dispositions.”

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

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q/A and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK’s forward-looking statements, including the following factors, which are updated through the date of filing of this Form 10-Q/A:

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

PTEK cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-Q/A and in other documents filed with the Securities and Exchange Commission are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q/A. PTEK takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q/A, or the date of the statement, if a different date.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of March 31, 2003, to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The following report on Form 8-K was filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported	Entities For Which Financial Statements Filed
01/15/03	Item 5 – Other Events to announce the continuation of PTEK Holdings, Inc.’s stock repurchase program.	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 19, 2003	PTEK HOLDINGS, INC.

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