Form 10-Q/A
period 2003-06-30
PTEK HOLDINGS INC
filed 2003-12-23
CIK 880804

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2003
Common Stock, $0.01 par value	54,066,090 Shares

AMENDMENT

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, PTEK Holdings, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 to respond to certain comments of the Securities and Exchange Commission (“SEC”) in connection with its review of our Registration Statement on Form S-3 filed on September 24, 2003.

For convenience and ease of reference we are filing this Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amendment is as of August 14, 2003, the filing date of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filings with the SEC.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES	$94,851	$87,408	$184,071	$170,729

COST OF REVENUES (exclusive of depreciation shown separately below)	32,934	30,455	63,606	60,336

GROSS MARGIN	61,917	56,953	120,465	110,393

OTHER OPERATING EXPENSES:
Selling and marketing	26,845	22,729	51,109	44,998
General and administrative	13,548	12,928	27,044	25,777
Research and development	2,178	1,828	4,182	4,036
Depreciation	5,740	5,782	11,273	11,016
Amortization	1,416	2,362	3,415	6,153
Equity based compensation	541	181	1,125	1,326
Legal settlements	—	3,275	—	3,275

Total operating expenses	50,268	49,085	98,148	96,581

OPERATING INCOME	11,649	7,868	22,317	13,812

OTHER INCOME (EXPENSE):
Interest, net	(2,256)	(2,774)	(4,821)	(5,656)
Gain on sale of marketable securities	501	—	501	789
Gain on repurchase of bonds	1,397	—	1,397	—
Other, net	126	(53)	407	(83)

Total other income (expense)	(232)	(2,827)	(2,516)	(4,950)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	11,417	5,041	19,801	8,862
INCOME TAX EXPENSE	4,663	2,142	8,268	3,883

INCOME FROM CONTINUING OPERATIONS	$6,754	$2,899	$11,533	$4,979

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom (including a loss on disposal of $1,262 and $13,887 for the three and six months ended June 30, 2002, respectively)	(132)	(1,262)	(132)	(19,716)
Income tax benefit	(51)	(442)	(51)	(6,901)

Loss on discontinued operations	(81)	(820)	(81)	(12,815)

NET INCOME (LOSS)	$6,673	$2,079	$11,452	$(7,836)

BASIC EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.13	$0.05	$0.22	$0.09
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.24)

Net income (loss)	$0.13	$0.04	$0.22	$(0.15)

DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations	$0.12	$0.05	$0.21	$0.09
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.23)

Net income (loss)	$0.12	$0.04	$0.21	$(0.14)

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	53,168	53,739	52,591	53,296

Diluted	55,817	56,437	54,954	55,715

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On December 10, 2001, Voice-Tel Enterprises, Inc. (“Voice-Tel”) filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation. On March 31, 2003, the federal court issued an Order granting in part and denying in part each of the parties’ Motions for Summary Judgment. As a result of the federal court’s rulings, Voice-Tel, PTEK and PCI contend the only remaining claims in federal court are alleged breach of franchise claims by and against Voice-Tel and JOBA, and the only claims to be arbitrated are breach of franchise agreement claims by and against Voice-Tel and Digital. JOBA and Digital disagree with this characterization. Voice-Tel, PTEK and PCI have filed a motion to clarify the federal court’s Order, and JOBA and Digital filed a motion for reconsideration of the court’s Order as well as a cross-motion for clarification. On June 17, 2003, the federal court ruled that only Voice-Tel, the franchisor under the Digital arbitration agreement, and not PCI and PTEK, who were not parties to the franchise agreement, was a party to the arbitration, and that issues that had already been decided in federal court with respect to Voice-Tel were not arbitrable. The Digital arbitration began on July 13, 2003 and concluded on July 29, 2003. There is no date set for trial.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

8. LONG-TERM DEBT

In July 1997, the Company issued $172.5 million of 5 3/4% convertible subordinated notes that mature on July 1, 2004 (the “2004 Convertible Notes”). The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events.

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

9. SEGMENT REPORTING

PTEK is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio Web-based collaboration solutions, and Xpedite offers enhanced electronic information delivery solutions through various modalities, including fax, e-mail, wireless and voice. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications solutions including voice messaging, interactive voice response services and unified communications.

Premiere Conferencing has historically relied on sales through a particular customer, IBM, for a significant portion of its revenues. Sales to that customer accounted for approximately 11.4% of consolidated revenues from continuing operations (27.5% of Premiere Conferencing’s revenue) for the six months ended June 30, 2003 and 11.9% of consolidated revenues from continuing operations (29.6% of Premiere Conferencing’s revenue) for the six months ended June 30, 2002.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$39.7	$35.0	$76.3	$68.4
Xpedite	55.2	52.4	107.9	102.4
Eliminations	(0.0)	(0.0)	(0.1)	(0.1)

	$94.9	$87.4	$184.1	$170.7

Revenues from discontinued operations:
Voicecom	$—	$—	$—	$15.8

Income (loss) from continuing operations:
Premiere Conferencing	$4.9	$5.0	$8.8	$8.6
Xpedite	9.2	4.7	13.7	6.6
Holding Company	(7.3)	(6.8)	(11.0)	(10.2)

	$6.8	$2.9	$11.5	$5.0

Operating loss from discontinued operations:
Voicecom	$(0.1)	$(0.8)	$(0.1)	$(12.8)

Net income (loss):	$6.7	$2.1	$11.4	$(7.8)

	June 30, 2003	December 31, 2002
Identifiable Assets:
Premiere Conferencing	$77.9	$75.5
Xpedite	202.2	190.5
Holding Company	38.8	86.1

	$318.9	$352.1

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions):

	Three Months Ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues from continuing operations:
North America	$61.7	$58.9	$120.1	$116.5
Europe	17.3	14.0	33.4	27.4
Asia Pacific	15.9	14.5	30.6	26.8

	$94.9	$87.4	$184.1	$170.7

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the “Company” or “PTEK”), is a global provider of business communications services, including conferencing (audio conferencing and Web-based collaboration) and multimedia messaging (high-volume actionable communications, including e-mail, wireless messaging, voice message delivery and fax). The Company’s reportable segments align the Company into two operating segments based on product offerings. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio Web-based collaboration solutions, and Xpedite offers enhanced electronic information delivery solutions through various modalities, including fax, e-mail, wireless and voice. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. Voicecom offered a suite of integrated communications solutions, including voice messaging, interactive voice response services and unified communications.

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

RESULTS OF OPERATIONS

The following table presents selected financial information regarding the Company’s operating segments for the periods presented (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$39.7	$35.0	$76.3	$68.4
Xpedite	55.2	52.4	107.9	102.4
Eliminations	(0.0)	(0.0)	(0.1)	(0.1)

	$94.9	$87.4	$184.1	$170.7

Revenues from discontinued operations:
Voicecom	$—	$—	$—	$15.8

Income (loss) from continuing operations:
Premiere Conferencing	$4.9	$5.0	$8.8	$8.6
Xpedite	9.2	4.7	13.7	6.6
Holding Company	(7.3)	(6.8)	(11.0)	(10.2)

	$6.8	$2.9	$11.5	$5.0

Operating loss from discontinued operations:
Voicecom	$(0.1)	$(0.8)	$(0.1)	$(12.8)

Net income (loss):	$6.7	$2.1	$11.4	$(7.8)

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions):

	Three Months Ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Revenues from continuing operations:
North America	$61.7	$58.9	$120.1	$116.5
Europe	17.3	14.0	33.4	27.4
Asia Pacific	15.9	14.5	30.6	26.8

	$94.9	$87.4	$184.1	$170.7

ANALYSIS

Consolidated revenues increased 8.5% to $94.9 million for the three months ended June 30, 2003 compared with $87.4 million for the same period in 2002, and increased 7.8% to $184.1 million for the six months ended June 30, 2003 compared with $170.7 million for the same period in 2002. On a segment basis:

•	Premiere Conferencing revenue was 41.8% and 40.0% of consolidated revenues for the three months ended June 30, 2003 and 2002, respectively, and 41.4% and 40.0% of consolidated revenues for the six months ended June 30, 2003 and 2002, respectively. Premiere Conferencing experienced a 13.4% increase in revenue from $35.0 million to $39.7 million for the three months ended June 30, 2003 compared with the same period in 2002, and an 11.7% increase from $68.4 million to $76.3 million for the six months ended June 30, 2003 compared with the same period in 2002. The growth in revenue at Premiere Conferencing resulted primarily from an increase in international revenue for the three and six months ended June 30, 2003 of approximately 109.1% and 111.0%, respectively, from the comparable periods in 2002 and, domestically, from growth in minutes for its ReadyConference® product.

•	Xpedite revenue was 58.2% and 60.0% of consolidated revenues for the three months ended June 30, 2003 and 2002, respectively, and was 58.6% and 60.0% of consolidated revenues for the six months ended June 30, 2003 and 2002, respectively. Xpedite experienced a 5.3% increase in revenue from $52.4 million to $55.2 million for the three months ended June 30, 2003 compared with the same period in 2002, and a 5.4% increase from $102.4 million to $107.9 million for the six months ended June 30, 2003 compared with the same period in 2002. The growth resulted primarily from increased revenue from its messageREACH® and voiceREACHSM products, which grew an aggregate of approximately 57.6% and 58.0%, respectively, from the same three and six month periods in 2002, the beneficial impact of foreign currency exchange rates and the additional customers acquired from C&W. This growth was mitigated by the continued decline in broadcast fax revenue which has declined from 65.5% to 59.9% of revenue for the three months ended June 30, 2003 compared to the same period in 2002, and from 66.1% to 60.1% of revenue for the six months ended June 30, 2003 compared to the same period in 2002.

Consolidated revenues on a geographic region basis increased in North America to $61.7 million from $58.9 million for the three months ended June 30, 2003 and 2002, respectively, and increased to $120.1 million from $116.5 million for the six months ended June 30, 2003 and 2002, respectively. As a percentage of consolidated revenues, North America revenues decreased 2.5% and 3.0% for the three and six month periods ended June 30, 2003 over the comparable periods in 2002. Consolidated revenues in Europe increased $3.3 million, from $14.0 million to $17.3 million for the three month periods ended June 30, 2002 and 2003, respectively. For the six month period ended June 30, 2003, European revenues increased $6.0 million to $33.4 million from $27.4 million for the comparable period in 2002. As a percentage of consolidated revenues, European revenues increased 2.3% and 2.1% for the three and six month periods ended June 30, 2003, respectively, over the comparable periods in 2002. Asia Pacific consolidated revenues also increased during the second quarter of 2003 by $1.4 million from $14.5 million for the three months ended June 30, 2002 to $15.9 million for comparable period in 2003, and increased $3.8 million from $26.8 million for the six months ended June 30, 2002 to $30.6 million for the comparable period in 2003. As a percentage of consolidated revenues, Asia Pacific revenues increased 0.3% and 0.9% for the three and six month periods ended June 30, 2003, respectively, over the comparable periods in 2002. The Company experienced revenue growth in the European and Asia Pacific regions mainly as a result of the expansion of Premiere Conferencing within these regions, as discussed above, and organic growth at Xpedite.

Consolidated cost of revenues were $32.9 million or 34.7% of consolidated revenues and $30.5 million or 34.8% of consolidated revenues for the three months ended June 30, 2003 and 2002, respectively, and $63.6 million or 34.6% of consolidated revenues and $60.3 million or 35.3% of consolidated revenues for the six months ended June 30, 2003 and 2002, respectively. On a segment basis:

•	Premiere Conferencing cost of revenue increased to $15.8 million or 39.7% of segment revenue from $14.5 million or 41.4% of segment revenue for the three months ended June 30, 2003 and 2002, respectively, and increased to $30.4 million or 39.8% of segment revenue from $28.3 million or 41.4% of segment revenue for the six months ended June 30, 2003 and 2002, respectively. This increase resulted mainly from increased telecommunications costs of $1.7 million and $3.1 million for the three and six months ended June 30, 2003, respectively, over the comparable periods in 2002. The decline as a percentage of segment revenue resulted from a reduction in the average selling price per minute as the price per minute for ReadyConference and PremiereCall AuditoriumSM declined and as revenue from the automated conferencing product, which carries a lower price per minute than the operator-assisted conferencing product, grew to approximately 73.0% and 72.4% of total segment revenue for the three and six months ended June 30, 2003, respectively, from approximately 68.1% and 69.5% for the comparable periods in 2002. This increase was slightly offset by a decrease in direct operating costs of $0.5 million and $1.0 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002, as the product mix continues to shift towards the automated conferencing product which requires almost no call center support because operators are not needed in the delivery of the service.

•	Xpedite cost of revenue increased to $17.2 million or 31.2% of segment revenue from $15.9 million or 30.4% of segment revenue for the three months ended June 30, 2003 and 2002, respectively, and increased to $33.3 million or 30.9% of segment revenue from $32.0 million or 31.3% of segment revenue for the six months ended June 30, 2003 and 2002, respectively. This increase was due primarily to approximately $1.2 million and $1.8 million in additional costs related to the transitioning of services associated with the C&W acquisition in January 2003 onto the Xpedite platform for the three and six months ended June 30, 2003, respectively. In the second quarter of 2003, Xpedite incurred higher than normal telecommunications costs associated with the C&W acquisition and the migration of traffic off the C&W network. These higher than normal costs should be virtually eliminated by the fourth quarter of 2003 and were slightly offset by reductions in telecommunication costs and a change in the product mix towards the higher gross margin products, messageREACH and voiceREACH, which grew to approximately 17.0% and 16.4% of total segment revenue for the three and six month periods ended June 30, 2003, respectively, from approximately 11.4% and 11.0% for the comparable periods in 2002.

Consolidated gross margin (revenues less cost of revenues) was $57.0 million or 65.2% of consolidated revenues and $61.9 million or 65.3% of consolidated revenues for the three months ended June 30, 2002 and 2003, respectively, and $110.4 million or 64.7% of consolidated revenues and $120.5 or 65.4% of consolidated revenues for the six months ended June 30, 2002 and 2003, respectively. Premiere Conferencing’s gross margin was $20.5 million or 58.6% of segment revenue and $23.9 million or 60.3% of segment revenue for the three months ended June 30, 2002 and 2003, respectively, and $40.0 million or 58.6% of segment revenue and $45.9 million or 60.2% of segment revenue for the six months ended June 30, 2002 and 2003, respectively. Xpedite’s gross margin was $36.5 million or 69.6% of segment revenue and $38.0 million or 68.8% of segment revenue for the three months ended June 30, 2002 and 2003, respectively, and $70.4 million or 68.7% of segment revenue and $74.6 million or 69.1% of segment revenue for the six months ended June 30, 2002 and 2003, respectively.

Consolidated selling and marketing costs increased to $26.8 million or 28.3% of consolidated revenues for the three months ended June 30, 2003 from $22.7 million or 26.0% of consolidated revenues for the comparable

2002 period, and increased to $51.5 million or 27.8% of consolidated revenues for the six months ended June 30, 2003 as compared with $45.0 million or 26.4% of consolidated revenues for the comparable 2002 period. Premiere Conferencing’s selling and marketing costs grew from $6.5 million or 18.6% of segment revenue for the three months ended June 30, 2002 to $10.1 million or 25.4% of segment revenue for the comparable period in 2003, and grew from $13.5 million or 19.7% of segment revenue for the six months ended June 30, 2002 to $18.7 million or 24.6% of segment revenue for the comparable period in 2003. The increases primarily resulted from increased headcount, commissions, costs associated with sales training and conferences, and the cost of re-branding marketing material in Asia Pacific. Xpedite’s selling and marketing costs as a percent of revenue declined slightly from 30.9% of segment revenue for the three months ended June 30, 2002 to 30.4% for the comparable 2003 period, and decreased from 30.8% of segment revenue for the six months ended June 30, 2002 to 30.0% for the comparable 2003 period. Although these costs decreased as a percentage of revenue, the expense increased $0.6 million, from $16.2 million to $16.8 million, and $0.9 million, from $31.5 million to $32.4 million, for the three and six months ended June 30, 2003 as compared to the same periods in 2002. This increase resulted mainly from higher commissions related to increased revenue, increased travel and meeting costs and the negative impact of the weaker dollar on expenses denominated in foreign currencies.

Consolidated research and development costs were 2.3% of consolidated revenues for the three months ended June 30, 2003 compared with 2.1% of consolidated revenues for the comparable period in 2002, and were 2.3% of consolidated revenues for the six months ended June 30, 2003 as compared with 2.4% of consolidated revenues for the comparable period in 2002. These costs increased $0.4 million, from $1.8 million to $2.2 million, and $0.2 million, from $4.0 million to $4.2 million for the three and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase resulted from Xpedite’s introduction of new product offerings and the addition of an executive management position, which accounted for approximately $0.3 million and $0.1 million of the increase for the three and six months ended June 30, 2003, respectively.

Consolidated general and administrative costs increased $0.6 million from $12.9 million for the three months ended June 30, 2002 to $13.5 million for the three months ended June 30, 2003 while decreasing to 14.3% of consolidated revenues for the three months ended June 30, 2003 from 14.8% of consolidated revenues for the same period in 2002. For the six months ended June 30, 2003, consolidated general and administrative costs decreased to $27.0 million or 14.7% of consolidated revenues as compared with $27.8 million or 15.1% of consolidated revenues for the same period in 2002. Premiere Conferencing’s general and administrative costs increased $0.4 million from $2.6 million or 7.5% of segment revenue for the three months ended June 30, 2002 to $3.0 million or 7.6% of segment revenue for the comparable period in 2003. For the six months ended June 30, 2003, these costs increased $0.5 million to $6.3 million from $5.8 million for the comparable period in 2002, while decreasing from 8.6% of segment revenue for the six months ended June 30, 2002 to 8.3% for the comparable period in 2003. This increase in cost was driven primarily by increased headcount resulting from the build-out of Premiere Conferencing’s international finance and management teams. Xpedite’s general and administrative costs increased as a percentage of segment revenue from 12.7% of revenue for the three months ended June 30, 2002 to 13.7% of revenue for the comparable period in 2003, and increased from 12.7% of revenue for the six months ended June 30, 2002 to 14.0% for the comparable period in 2003. Costs for the three and six months ended June 30, 2003 increased by $1.0 million, from $6.6 million to $7.6 million and by $2.1 million from $13.0 million to $15.1 million over the same periods in 2002, respectively, driven primarily by increased allocations from the Holding Company and the negative impact of the weaker dollar. The Holding Company’s general and administrative costs decreased $0.7 million to $3.0 million for the three months ended June 30, 2003 and decreased $1.3 million to $5.6 million for the six months ended June 30, 2003, primarily driven by increased allocations to the operating segments and reductions in employee, travel and entertainment costs.

Consolidated depreciation expense was $5.7 million or 6.1% of consolidated revenues for the three months ended June 30, 2003 compared with $5.8 million or 6.6% of consolidated revenues for the same period in 2002, and was $11.3 million or 6.1% of consolidated revenues for the six months ended June 30, 2003 as compared with $11.0 million or 6.5% for the same period in 2002. Absolute costs remained relatively constant for the three months ended June 30, 2003 as compared to the same period last year and increased slightly by $0.3 million for the six months ended June 30, 2003 as compared to the same period last year.

Consolidated amortization was $1.4 million or 1.5% of consolidated revenues for the three months ended June 30, 2003 compared with $2.4 million or 2.7% for the comparable 2002 period and was $3.4 million or 1.9% of consolidated revenues for the six months ended June 30, 2003 as compared with $6.2 million or 3.6% for the comparable 2002 period. The decrease in amortization expense for both the three and six months ended June 30, 2003, resulted primarily from asset impairment charges recorded in the fourth quarter of 2002, relating mainly to Xpedite customer lists and an asset becoming fully amortized during the first quarter of 2003.

Net interest expense decreased to $2.3 million for the three months ended June 30, 2003 compared to $2.8 million for the same 2002 period and decreased to $4.8 million for the six months ended June 30, 2003 compared to $5.7 million for the same 2002 period. Net interest expense decreased for the three and six months ended June 30, 2003 as compared to the same periods last year as a result of the repurchase of $39.5 million of the Company’s convertible subordinated notes, which reduced interest expense by the unamortized portion of the deferred financing costs associated with these notes of $0.2 million, and from the interest income resulting from employee loans.

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

In July 1997, the Company issued $172.5 million of 5 3/4% convertible subordinated notes that mature on July 1, 2004 (the “2004 Convertible Notes”). The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year end. See Note 5— “Acquisitions and Dispositions.”

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on issue 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 addresses revenue recognition on arrangements encompassing multiple elements that are delivered at different points in time, defining criteria that must be met for elements to be considered to be a separate unit of accounting. If an element is determined to be a separate unit of accounting, the revenue for the element is recognized at the time of delivery. EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not expect that the pronouncements will have a material impact on its financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of June 30, 2003, to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

On December 10, 2001, Voice-Tel Enterprises, Inc. (“Voice-Tel”) filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. In March 2002, Voice-Tel and JOBA and Digital sought leave of court to file amended complaints and answers, which the court granted as to JOBA and Digital and granted in part and denied in part as to Voice-Tel. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement. Therefore, on April 10, 2002, the federal court severed the Digital breach of franchise agreement claims and ordered them to be arbitrated. The Court ordered that all remaining claims, including but not limited to the breach of franchise agreement claims as to JOBA, would remain in federal court. On July 10, 2002, JOBA and Digital moved to amend their Complaint to add claims for constructive termination of their franchises, which was subsequently denied by the court on September 11, 2002. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. The parties have filed motions and cross motions for partial summary judgment, including responses thereto. A mediation of all claims between all parties was held on March 24, 2003, which failed to resolve any of the issues in litigation. On March 31, 2003, the federal court issued an Order granting in part and denying in part each of the parties’ Motions for Summary Judgment. As a result of the federal court’s rulings, Voice-Tel, PTEK and PCI contend the only remaining claims in federal court are alleged breach of franchise claims by and against Voice-Tel and JOBA, and the only claims to be arbitrated are breach of franchise agreement claims by and against Voice-Tel and Digital. JOBA and Digital disagree with this characterization. Voice-Tel, PTEK and PCI have filed a motion to clarify the federal court’s Order, and JOBA and Digital filed a motion for reconsideration of the court’s Order as well as a cross-motion for clarification. On June 17, 2003, the federal court ruled that only Voice-Tel, the franchisor under the Digital arbitration agreement, and not PCI and PTEK, who were not parties to the franchise agreement, was a party to the arbitration, and that issues that had already been decided in federal court with respect to Voice-Tel were not arbitrable. The Digital arbitration began on July 13, 2003 and concluded on July 29, 2003. There is no date set for trial.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit Number	Exhibit Description
10.1	Third Amended and Restated Executive Employment Agreement between Patrick G. Jones and the Registrant effective as of May 30, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.2	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective as of May 30, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.3	Third Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective as of June 16, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.4	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective as of June 26, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported
04/29/03	Item 7 and 9 (Pursuant to Item 12) – Regulation FD Disclosure and Disclosure of Results of Operations and Financial Condition for the quarter ended March 31, 2003.

05/12/03	Item 4 – Changes in the Registrant’s Certifying Accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 19, 2003	PTEK HOLDINGS, INC.

/s/ William E. Franklin
William E. Franklin
Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

10.1	Third Amended and Restated Executive Employment Agreement between Patrick G. Jones and the Registrant effective as of May 30, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.2	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective as of May 30, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.3	Third Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective as of June 16, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

10.4	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective as of June 26, 2003 (previously filed with the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.