Form 10-K/A
period 2002-12-31
PTEK HOLDINGS INC
filed 2004-01-27
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, PTEK Holdings, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2002. None of the revisions contained in the Form 10-K/A affect previously reported net income or earnings per share.

For convenience and ease of reference we are filing this Annual Report in its entirety. Unless otherwise stated, all information contained in this amendment is as of March 31, 2003, the filing date of our Annual Report on Form 10-K for the year ended December 31, 2002. Accordingly, this Amendment No. 2 to the Annual Report on Form 10-K/A should be read in conjunction with our subsequent filings with the SEC.

PART I

Item 1. Business

Overview

PTEK Holdings, Inc., a Georgia corporation (“PTEK” or the “Company”), is a global provider of outsourced communications services to large- and medium-sized enterprise customers. We have two business units, Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of audio conferencing and Web-based collaboration services, and Xpedite offers enhanced electronic messaging services through various modalities, including fax, e-mail, wireless and voice. The Company has a worldwide presence and an established customer base of over 26,000 corporate accounts spanning virtually every major industry, including a majority of the Fortune 500.

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

The conferencing and Web-based collaboration market is projected to reach $4.3 billion by 2006 (Source: Wainhouse Research). The multimedia messaging segment, which traditionally combines outsourced e-mail, voice and fax, is projected to reach $2.7 billion by 2006 (Source: Davidson Consulting). PTEK provides market leading services in both of these categories.

Today, PTEK’s services, combined with its global infrastructure, are the primary conduits for literally billions of business communications each year.

Service Offerings

PTEK’s business communications services are provided through its two business units -- Premiere Conferencing and Xpedite.

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

Premiere Conferencing also offers Web conferencing services, VisionCast® and ReadyCast®, that efficiently combine the visual power of the Internet with its audio conferencing capabilities to provide real-time, multimedia presentation services. VisionCast gives customers the interactivity and collaborative nature of an in-person meeting while maintaining the cost and time savings of a traditional conference call. Customers use VisionCast to conduct distance learning, training, seminars, company meetings, focus groups and media conferences. VisionCast also includes features such as chat, Web tours, polling, whiteboarding functions, record and playback capabilities, roll call and live demo options. ReadyCast combines similar data collaboration capabilities with the cost efficiency and convenience of Premiere Conferencing’s ReadyConference automated conferencing service. As part of its Web-based services, Premiere Conferencing also offers SoundCast®, an audio streaming technology that provides live Internet streaming to simulcast a live conference call or recorded presentation over the Web.

Premiere Conferencing services are available globally through its network of operations centers and international toll free numbers. Premiere Conferencing has bridging and sales infrastructure in the United States, Canada, Australia, New Zealand, Hong Kong, Singapore, Japan, France, Germany, Ireland and the United Kingdom.

Xpedite offers a comprehensive suite of business services that enable actionable two-way communications which allow companies to better acquire and retain customers as well as automate their core business processes. Xpedite provides tailored services to customers to help them manage the electronic delivery of critical time-sensitive information, such as inventory availability reports, updated mortgage rates and equity research reports/updates. In addition, the suite of Xpedite services enable two-way communications for order and reservation confirmations, bank account statements and invoice and collection notices. By automating key business processes, Xpedite can also help global enterprise customers better manage their electronic order fulfillment and account payment settlement. Xpedite provides services to almost half of the global Fortune 500 companies across nearly every business sector, including financial services, professional associations, travel, hospitality, publishing, technology and manufacturing. Xpedite processed more than two billion messages in 2002 through its proprietary communications platform.

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

Customer Base

PTEK customers represent nearly every major industry, serving a majority of the Fortune 500. Millions of business people worldwide depend on PTEK services everyday.

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

Research and Development

PTEK’s ability to design, develop, test and support new software technology for product enhancements in a timely manner is an important ingredient to its future success. New or next generation versions of the Company’s services recently released include Auditorium, VisionCast, SecureTouchSM, messageREACH and voiceREACH. SecureMAIL is currently in development utilizing PostX Corporation technology to provide a secure e-mail service for the transmission of personalized data and is expected to be released by the end of 2003. These services are critical additions to the suite of communications and data services PTEK provides to its customers, not only to position the operating units in larger market segments, but more importantly to meet changing customer needs and respond to the overall technological changes in the marketplace.

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

The Company also competes with smaller companies in each of its service categories. For example, Premiere Conferencing competes with West Corporation’s conferencing services segment, Raindance Communications, Inc., ACT Teleconferencing, Inc., WebEx Communications, Inc. and Genesys Telecommunications Laboratories, Inc. The Company believes that Premiere Conferencing is the third largest independent audio conferencing provider. While the multimedia messaging industry is highly fragmented, the Company believes that Xpedite is the largest worldwide provider of these services. As Xpedite evolves into more of a business services company, its services will be positioned to displace existing services provided by companies such as West, TeleTech Holdings, Inc. and others in the customer relationship management (“CRM”) category, and it will continue to compete with EasyLink Services Corporation, Captaris, Inc., Critical Path, Inc., DoubleClick Inc. and j2 Global Communications, Inc. in the multimedia messaging category. The Company’s newer service offerings, particularly those services that will compete in the CRM market, may not achieve the market acceptance of existing providers’ services.

In all cases, PTEK’s strategy is to gain a competitive advantage in winning and keeping customers by enabling its business units to deliver leading technology-driven services to its customers and support them with superior customer service. The Company believes that its comprehensive package of conferencing and messaging services provide it an advantage over many of its competitors that have more limited service offerings. In addition, the Company believes that its global reach allows it to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

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

Holding Company general and administrative costs as a percentage of consolidated revenues were 4.6%, 4.9% and 5.6% in 2002, 2001 and 2000, respectively. Holding Company general and administrative costs were $15.8 million, $16.3 million and $15.6 million in 2002, 2001 and 2000, respectively. The $0.5 million decrease from 2001 to 2002 is primarily due to salary reductions, which were offset in part by approximately $1.6 million in acquisition-related costs consisting primarily of legal, accounting, investment, advisory and other consulting fees incurred in 2002 for two potential acquisitions that did not close. The $0.7 million increase from 2000 to 2001 is primarily the result of costs associated with the PtekVentures business.

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

In July 1997, the Company issued convertible subordinated notes (“Convertible Notes”) of $172.5 million that mature on July 1, 2004 and bear interest at 5-3/4%. The Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity with accrued interest. The outstanding balance of the Convertible Notes at December 31, 2002 was $172.5 million. The annual interest commitment associated with the remaining Convertible Notes is $9.9 million and is paid semiannually on July 1 and January 1 of each year. In addition to the Convertible Notes, the Company had $7.7 million of other indebtedness outstanding on December 31, 2002.

Liquidity

As of December 31, 2002, the Company had $68.8 million of cash and cash equivalents, and $0.6 million of marketable securities available for sale. The Company generated positive operating cash flows from each of its operating segments for the year ended December 31, 2002. Each operating segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues and research and development costs for new products and enhancements to existing products, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which the Company does not anticipate, the Company believes that it will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments for at least the next 12 months.

The Company terminated its credit agreement as of March 26, 2002 and since such time, has not had a credit facility to provide assured capital to fund short- or long-term capital requirements, but has relied on its cash balances and cash flows from operations. The Company cannot assure that it will generate sufficient cash flow from operations to enable it to repay the entire balance of its Convertible Notes when they become due in July 2004. If the Company cannot generate sufficient cash flow from operations or its capital requirements should exceed its expectations, it may need to seek additional lines of credit or to refinance or restructure all or a portion of this indebtedness on or before maturity. The Company cannot assure, however, that it will be able to timely refinance any of its indebtedness, including the Convertible Notes, on commercially reasonable terms or at all.

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

FORWARD LOOKING STATEMENTS

When used in this Form 10-K/A and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in PTEK’s forward-looking statements, including the following factors, which are updated through the date of filing of this Form 10-K/A:

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringements claims;

•	Our ability to service or repay all or a portion of our convertible notes issued to the public, a portion of which mature on July 1, 2004 and the remainder of which mature on August 15, 2008;

•	The failure of the purchaser to pay the liabilities assumed in, or incurred after, the sale of the Voicecom business unit;

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filing by MCI and Global Crossing for protection under Chapter 11 of the United States Bankruptcy Code and MCI’s notice of rejection of some (if not all) of our telecommunication service agreements;

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code;

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	Risks associated with expansion of our international operations;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•	Legislative or regulatory changes, such as the recent Federal Communications Commission’s revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged;

•	Changes in the securities markets may negatively impact us;

•	Increased leverage in the future may harm our financial condition and results of operations;

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;

•	Our Risk Factors filed as Exhibit 99.1 to our current Report on Form 8-K/A dated December 19, 2003; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

Item 13. Certain Relationships and Related Transactions

The Company has made loans to Boland T. Jones, which loans are secured by Company stock held directly by Mr. Jones and Company stock held by Seven Gables Partnership, L.P., a limited partnership whose general partner is Seven Gables Management Company, LLC, a limited liability company of which Mr. Jones and his wife are the sole members, and whose limited partner is a trust of which Mr. Jones was the grantor and his wife is the trustee. The loans were made pursuant to Mr. Jones’ then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each loan is evidenced by a recourse promissory note bearing interest at the applicable Federal rate and is secured by the Common Stock purchased. These loans mature between 2007 and 2010. No payments are due prior to the due date of each loan. The highest aggregate principal amount of the loans, including accrued interest, outstanding during 2002 was $5,042,028 and the terms of these loans are as follows:

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

On November 29, 2001, the Company offered a restricted stock exchange program to its employees and directors, whereby the Company offered to purchase certain outstanding stock options which had an exercise price of more than $3.00 per share in exchange for restricted shares of the Company’s Common Stock at an exchange ratio of one share of restricted stock in exchange for each 2.5 options surrendered. On December 28, 2001, the exchange offer was completed. The restricted shares generally are subject to the same vesting schedules as the tendered options. Other than Mr. Buyens, each of the Company’s Named Executive Officers and four of its directors, Messrs. Baker, Pirtle and Arnold and Ms. Ward, participated in the program. The Company agreed to lend its directors and executive officers upon request the amount of taxes due with respect to the shares of restricted stock granted, with each such loan evidenced by a 10-year recourse promissory note bearing interest at the applicable Federal rate, and secured by the restricted stock. This financing option was not extended to employees who were not directors or executive officers. The following executive officers and directors exchanged stock options for restricted shares of the Company’s common stock as set forth below:

	Total Options Held Before Exchange	Number of Options Exchanged	Number of Shares Received in Exchange	% of Options Exchanged to Total Options Exchanged and of Shares Received to Total Shares Received in Exchange	Total Shares Held After Exchange(1)	% of Shares Received in the Exchange to Total Shares Held
Boland T. Jones	801,789	801,789 (100)%	320,716	13.34	4,627,606	6.9%
Jeffrey A. Allred	1,138,849	1,138,849 (100)%	455,540	18.94	1,375,198	33.1%
Patrick G. Jones	433,000	240,000 (55.4)%	96,000	3.99	189,689	50.6%
Theodore P. Schrafft	206,137	206,137 (100)%	82,456	3.43	110,842	74.4%
Max A. Slifer, Jr.	401,360	401,360 (100)%	160,544	6.68	205,809	78.0%
George W. Baker, Sr.	220,000	120,000 (54.5)%	48,000	2.00	158,832	30.2%
Raymond H. Pirtle, Jr.	210,000	110,000 (52.4)%	44,000	1.83	44,000	100.0%
Jackie M. Ward	200,000	100,000 (50)%	40,000	1.66	50,000	80.0%
Jeffrey T. Arnold	200,000	100,000 (50)%	40,000	1.66	41,000	97.6%

(1)	Based upon the information set forth in the Company’s Proxy Statement dated April 30, 2002, exclusive of (i) options that were then currently exercisable or exercisable within 60 days of the date thereof and (ii) shares issuable upon conversion of convertible notes held by Mr. Pirtle.

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

The Company is obligated, pursuant to extensions of credit agreed to by the issuer prior to July 30, 2002, to make additional loans to pay taxes associated with the future vesting of the restricted shares described above under the same terms as the existing loans, but the dollar amount of such loans will be based on the fair market value of the Company Common Stock on the vesting date and cannot be calculated at this time. The Company had a legal commitment to make such loans evidenced by restricted stock agreements and board and committee resolutions before July 30, 2002, without the Company having discretion or a termination right with respect to these obligations. The obligations are subject only to a pre-determined vesting schedule and relate solely to taxes payable on a finite number of shares issued in 2001. These existing obligations have not been modified or extended in any way.

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.2	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.3	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.4	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1116827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

Exhibit Number	Description
2.5	Stock Purchase Agreement, together with exhibits, dated September 12, 1997 by and among Premiere Technologies, Inc., VoiceCom Holdings, Inc. and the Shareholders of VoiceCom Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

2.6	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.7	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.8	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.9	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.10	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

Exhibit Number	Description
4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3	Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.5	Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

10.1	Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.2	Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.4	Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.5	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Jeffrey A. Allred (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description
10.9	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.11	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.12	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.14	Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.15	Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.16	Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-17593)).

10.17	Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

10.18	1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.19	1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.20	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.21	Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 11, 1997 annual meeting of shareholders, filed April 30, 1997).

10.22	First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit Number	Description
10.23	VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24	VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.26	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.25	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.27	Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by, reference to Xpedite’s Registration Statement on Form S-1 (No. 33-73258)).

10.28	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.29	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.30	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.31	Xpedite Systems, Inc. Officer’s Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.32	Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 22, 1999 Annual Meeting of Shareholders, filed on May 19, 1999).

10.33	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.34	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.35	PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 7, 2000 Annual Meeting of Shareholders, filed April 28, 2000).

10.36	Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

Exhibit Number	Description
10.37	Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.38	Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.39	Credit Agreement dated September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings, Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.40	Asset Sale Agreement, together with exhibits, dated August 25, 2000 by and between Telecare, Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.41	PTEK Holdings, Inc. Associate Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.42	PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.43	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

10.44	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.45	PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.46	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.47	Premiere Technologies, Inc. 1994 Stock Option Plan (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.48	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.49	Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.50	Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

Exhibit Number	Description
10.51	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.52	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.53	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.54	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant, Premiere Communications, Inc. and Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.55	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant and Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.56	Employment Offer Letter dated August 6, 2001 by the Registrant to Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.57	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.59	Stock Pledge Agreement dated January 3, 2002 by and between Patrick G. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.60	Stock Pledge Agreement dated January 3, 2002 by and between Richard J. Buyens and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.61	Stock Pledge Agreement dated January 3, 2002 by and between Theodore P. Schrafft and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description
10.62	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.63	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.64	Promissory Note dated January 3, 2002 payable to the Registrant by Patrick G. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.65	Promissory Note dated January 3, 2002 payable to the Registrant by Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.66	Promissory Note dated January 3, 2002 payable to the Registrant by Theodore P. Schrafft (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.67	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.68	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.69	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.70	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.71	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.72	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.73	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.74	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.75	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.76	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.77	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

Exhibit Number	Description
10.78	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.79	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.80	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.81	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.82	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.83	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.84	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.85	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.86	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant.

10.87	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.88	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.89	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.90	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.91	Restricted Stock Award Agreement dated December 28, 2001 by and between Jeffrey A. Allred and the Registrant.

10.92	Promissory Note dated April 12, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.93	Amendment to Stock Pledge Agreement dated April 12, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.94	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.95	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.96	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.97	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

21.1	Subsidiaries of the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description
23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

(b) Reports on Form 8-K.

The Registrant did not file any Current Reports on Form 8-K during the fourth quarter of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTEK Holdings, Inc.

By:	/s/ Boland T. Jones
Boland T. Jones, Chairman of the Board and Chief Executive Officer

Date: January 27, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation and Voice-Tel Enterprises, Inc. and the Stockholders of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.2	Agreement and Plan of Merger, together with exhibits, dated April 2, 1997 by and among Premiere Technologies, Inc., PTEK Merger Corporation II, VTN, Inc. and the Stockholders of VTN, Inc. (incorporated by reference to Exhibit 2.2 to the Registrant’s Current Report on Form 8-K dated April 2, 1997 and filed on April 4, 1997).

2.3	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the VTEC Franchisee: 1086236 Ontario, Inc. (incorporated by reference to Exhibit 2.13 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.4	Transfer Agreement dated March 31, 1997 by and among Premiere Technologies, Inc. and Owners of the Eastern Franchisees: 1139133 Ontario Inc., 1116827 Ontario Inc., 1006089 Ontario Inc., and 1063940 Ontario Inc. (incorporated by reference to Exhibit 2.14 to the Registrant’s Current Report on Form 8-K dated April 30, 1997 and filed on May 14, 1997).

2.5	Stock Purchase Agreement, together with exhibits, dated September 12, 1997 by and among Premiere Technologies, Inc., VoiceCom Holdings, Inc. and the Shareholders of VoiceCom Holdings, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

2.6	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.7	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.8	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.9	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.10	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

Exhibit Number	Description
3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3	Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.5	Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

10.1	Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.2	Mutual Release dated December 5, 1997 by and among the Registrant, Premiere Communications, Inc. and David Gregory Smith (incorporated by reference to Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Executive Employment and Incentive Option Agreement dated November 1, 1995 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.19 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

Exhibit Number	Description
10.4	Executive Employment Agreement dated November 1, 1995 between Premiere Communications, Inc. and Patrick G. Jones (incorporated by reference to Exhibit 10.20 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.5	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Boland T. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.6	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Jeffrey A. Allred (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.7	Restricted Stock Award Agreement dated May 5, 1999 between the Registrant and Patrick G. Jones (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9	Recourse Promissory Note dated December 20, 1999 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.10	Premiere Communications, Inc. 401(k) Profit Sharing Plan (incorporated by reference to Exhibit 10.30 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.11	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.31 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.12	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended, by Second Modification of Lease, dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.13	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.36 to the Registrant’s Registration Statement on Form S-1 (No. 33— 80547)).

10.14	Form of Stock Purchase Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.15	Form of Warrant Transaction Statement (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-11281)).

10.16	Form of Director Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-17593)).

10.17	Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

Exhibit Number	Description
10.18	1991 Non-Qualified and Incentive Stock Option Plan of Voice-Tel Enterprises, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.19	1991 Non-Qualified and Incentive Stock Option Plan of VTN, Inc. (assumed by the Registrant) (incorporated by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.20	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.21	Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 11, 1997 annual meeting of shareholders, filed April 30, 1997).

10.22	First Amendment to Premiere Technologies, Inc. Second Amended and Restated 1995 Stock Plan (incorporated by reference to Exhibit 10.43 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.23	VoiceCom Holdings, Inc. 1995 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.44 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.24	VoiceCom Holdings, Inc. Amended and Restated 1985 Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.45 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.25	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.26	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.27	Xpedite Systems, Inc. 1992 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by, reference to Xpedite’s Registration Statement on Form S-1 (No. 33-73258)).

10.28	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.29	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.30	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.31	Xpedite Systems, Inc. Officer’s Contingent Stock Option Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.30 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit Number	Description
10.32	Associate Stock Purchase Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 22, 1999 Annual Meeting of Shareholders, filed on May 19, 1999).

10.33	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.34	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.35	PTEK Holdings, Inc. 2000 Directors Stock Plan (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 7, 2000 Annual Meeting of Shareholders, filed April 28, 2000).

10.36	Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.37	Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.38	Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.39	Credit Agreement dated September 29, 2000 by and among Xpedite Systems, Inc., PTEK Holdings, Inc. and ABN Amro Bank, N.V. (incorporated by reference to Exhibit 10.1 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.40	Asset Sale Agreement, together with exhibits, dated August 25, 2000 by and between Telecare, Inc. and Premiere Communications, Inc. (incorporated by reference to Exhibit 10.2 to the Registrants Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.41	PTEK Holdings, Inc. Associate Stock Purchase Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.42	PTEK Holdings, Inc. 1995 Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2001 Annual Meeting of Shareholders, filed April 30, 2001).

10.43	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

10.44	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.45	PTEK Holdings, Inc. Associate Stock Purchase Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

Exhibit Number	Description
10.46	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.47	Premiere Technologies, Inc. 1994 Stock Option Plan (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.48	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002).

10.49	Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.50	Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.51	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.52	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.53	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999,, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.54	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant, Premiere Communications, Inc. and Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.55	Second Amended and Restated Executive Employment Agreement effective as of January 1, 2002 by and among the Registrant and Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.56	Employment Offer Letter dated August 6, 2001 by the Registrant to Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description
10.57	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.59	Stock Pledge Agreement dated January 3, 2002 by and between Patrick G. Jones and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.60	Stock Pledge Agreement dated January 3, 2002 by and between Richard J. Buyens and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.61	Stock Pledge Agreement dated January 3, 2002 by and between Theodore P. Schrafft and the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.62	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.63	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.64	Promissory Note dated January 3, 2002 payable to the Registrant by Patrick G. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.65	Promissory Note dated January 3, 2002 payable to the Registrant by Richard J. Buyens (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.66	Promissory Note dated January 3, 2002 payable to the Registrant by Theodore P. Schrafft (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.67	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.68	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.69	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description

10.70	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.71	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.72	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.73	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.74	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.75	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.76	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.77	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.78	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.79	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.80	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.81	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.82	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.83	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.84	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.85	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.86	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant.

10.87	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.88	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.89	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.90	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

Exhibit Number	Description
10.91	Restricted Stock Award Agreement dated December 28, 2001 by and between Jeffrey A. Allred and the Registrant.

10.92	Promissory Note dated April 12, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.93	Amendment to Stock Pledge Agreement dated April 12, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.94	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.95	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.96	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

10.97	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (previously provided as an exhibit to Amendment No.1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).

21.1	Subsidiaries of the Registrant (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.