Form 10-Q/A
period 2003-09-30
PTEK HOLDINGS INC
filed 2004-01-27
CIK 880804

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

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, PTEK Holdings, Inc. hereby amends its Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

For convenience and ease of reference we are filing this Quarterly Report in its entirety. Unless otherwise stated, all information contained in this amendment is as of September 30, 2003, the filing date of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003. Accordingly, this Amendment No. 1 to the Quarterly Report on Form 10-Q/A should be read in conjunction with our subsequent filling with the SEC.

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

During the third quarter of 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. Net of this tax benefit, income (loss) from continuing operations for the three and nine months ended September 30, 2003 would have been $(1.0) million and $10.6 million, respectively. Net income (loss) would have been $(1.9) million and $9.6 million for the three and nine months ended September 30, 2003, respectively. Basic and diluted loss per share from continuing operations and net loss would have been $(0.02) and $(0.04), respectively, for the three months ended September 30, 2003. Basic income per share from continuing operations would have been $0.20, and net income per share would have been $0.18 for the nine months ended September 30, 2003, respectively. Diluted earnings per share from continuing operations and from net income would have been $0.19 and $0.17, respectively, for the nine months ended September 30, 2003.

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

Income (loss):
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

Income (loss):
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

Income tax benefit for the three months ended September 30, 2003 was $9.6 million. During the third quarter of 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. Net of this tax benefit, income (loss) from continuing operations for the three and none months ended September 30, 2003 would have been $(1.0) million and $10.6 million, respectively. Net income (loss) would have been $(1.9) million and $9.6 million for the three and nine months ended September 30, 2003, respectively. Basic and diluted loss per share from continuing operations and net loss would have been $(0.02) and $(0.04), respectively, for the three months ended September 30, 2003. Basic income per share from continuing operations would have been $0.20, and net income per share would have been $0.18 for the nine months ended September 30, 2003, respectively. Diluted earnings per share from continuing operations and from net income would have been $0.19 and $0.17, respectively, for the nine months ended September 30, 2003.

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

The Board of Directors of the Company authorized the Company’s management to redeem or repurchase the 2004 Convertible Notes in the open market or in privately negotiated transactions, at management’s discretion. During the third quarter of 2003, the Company used existing cash and the net proceeds from the 2008 Convertible Notes Offering to repurchase or redeem approximately $83.0 million in face value of the 2004 Convertible Notes, resulting in a loss of approximately $1.0 million. During the second quarter of 2003, the Company used existing cash to repurchase approximately $39.5 million in face value of the 2004 Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes. The principal balance of the 2004 Convertible Notes at September 30, 2003 was $50.0 million. The annual interest commitment associated with the remaining 2004 Convertible Notes is $2.9 million and is paid semiannually on July 1 and January 1 of each year. The Company will redeem an additional $10.0 million in principal amount of the 2004 Convertible Notes on November 17, 2003. Upon completion of this partial redemption, the outstanding principal balance of the 2004 Convertible notes will be $40.0 million.

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

As a result of the 2004 Convertible Notes becoming current during this quarter, the principal balance is classified as a current liability on the consolidated balance sheet, and the Company has a working capital deficit of $20.5 million at September 30, 2003. The Company believes that it will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments for at least the next 12 months. However, there is no assurance that the Company will generate sufficient cash flow to enable it to repay its 2004 Convertible Notes due July 1, 2004, satisfy its other indebtedness and fund its other liquidity needs. Consequently, as of September 30, 2003, the Company was seeking additional funding in the form of a line of credit, the proceeds of which could be used to repay the unpaid balance, if any, of the 2004 Convertible Notes when they mature in 2004. However, the line of credit has not been obtained and the Company can provide no assurance that it will be obtained on commercially reasonable terms, if at all.

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

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and among Captaris, Inc., MediaTel Corporation and Xpedite Systems, Inc. dated September 15, 2003 (incorporated by reference to the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

4.1	Registration Rights Agreement dated August 12, 2003 by and among the Company, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.2	Indenture dated August 12, 2003 by and between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.3	Form of 5% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

10.1	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective as of August 1, 2003. (previously provided as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.2	EasyLink Services Corporation Amended and Restated Promissory Note effective as of September 1, 2003 payable to the Company bv EasyLink Services Corporation (previously provided as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.3	Warrant to Purchase 250,000 Shares of Common Stock of the Company issued to AT&T Corp. dated October 20, 2003 (previously provided as an exhibit to the Registrant’s Quarterly Report on Form10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported	Entities For Which Financial Statements Filed or Furnished

07/31/03	Item 12 –Results of Operations and Financial Condition for the quarter ended June 30, 2003.	PTEK Holdings, Inc.

08/06/03	Items 5 and 7 – Other Events and Regulation FD Disclosure to announce the proposed offering of convertible subordinated notes due 2008 and the appointment of a new President of Xpedite Systems, Inc., to update Risk Factors and the status of litigation related to the Registrant’s proposed investment in EasyLink Services Corporation, and to file supplemental consolidated financial statements for the quarter ended June 30, 2003.	PTEK Holdings, Inc.

08/08/03	Item 9 – Regulation FD Disclosure to announce the pricing of the Registrant’s pending unregistered offering of 5% convertible subordinated notes due 2008.	None

08/12/03	Item 9 – Regulation FD Disclosure to announce the closing of the unregistered offering of 5% convertible subordinated notes due 2008.

8/19/03	Item 9 – Regulation FD Disclosure to announce the closing of the exercise of the overallotment option on the 5% convertible subordinated notes due 2008 and the redemption of a portion of the Registrant’s 5 ¾% convertible notes due 2004.	None

08/21/03	Items 5 and 7 – Other Events and Regulation FD Disclosure to file documents related to the 5% convertible subordinated notes due 2008.	None

9/23/03	Items 2 and 7 – Acquisition or Disposition of Assets to announce the acquisition by Xpedite Systems, Inc. of MediaLinq, a division of MediaTel Corporation (Delaware).	None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 27, 2004	PTEK HOLDINGS, INC.

/s/ William E. Franklin

William E. Franklin Executive Vice President and Chief Financial Officer (principal Financial and Accounting Officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Exhibit Description

2.1	Asset Purchase Agreement by and among Captaris, Inc., MediaTel Corporation and Xpedite Systems, Inc. dated September 15, 2003 (incorporated by reference to the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

4.1	Registration Rights Agreement dated August 12, 2003 by and among the Company, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.2	Indenture dated August 12, 2003 by and between the Company and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

4.3	Form of 5% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 21, 2003).

10.1	Executive Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective as of August 1, 2003 (previously provided as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.2	EasyLink Services Corporation Amended and Restated Promissory Note effective as of September 1, 2003 payable to the Company bv EasyLink Services Corporation (previously provided as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.3	Warrant to Purchase 250,000 Shares of Common Stock of the Company issued to AT&T Corp. dated October 20, 2003 (previously provided as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.