Form 10-K
period 2003-12-31
PTEK HOLDINGS INC
filed 2004-03-15
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

Commission file number: 0-27778

PTEK HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Georgia	59-3074176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 30, 2003 as reported by The Nasdaq Stock Market’s National Market, was approximately $232,045,585. As of March 8, 2004 there were 58,009,287 shares of the registrant’s common stock outstanding.

List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of the registrant’s proxy statement for its 2004 annual meeting of shareholders are incorporated by reference in this Form 10-K.

PART I

Item 1.	Business

Overview

PTEK Holdings, Inc., a Georgia corporation (“PTEK” or the “Company”), is a global provider of business communications services to large- and medium-sized enterprise customers. The Company has two business units, Premiere Conferencing and Xpedite. Premiere Conferencing offers a variety of conferencing and Web-based data collaboration services, and Xpedite offers enhanced electronic messaging services through various modalities, including e-mail, fax, wireless and voice. The Company has a worldwide presence and an established customer base of over 32,000 corporate accounts, including a majority of the Fortune 500, spanning virtually every major industry.

A large number of businesses rely on data, audio and Web conferencing or electronic transactional messaging to manage a wide variety of important business communications. The rapid proliferation of these technologies and the growing complexity of service requirements have motivated companies to outsource these managed group communications requirements. In addition, the current geopolitical climate and corporate cost-cutting trends have encouraged companies to replace business travel with more convenient, reliable and economical communications such as conferencing and messaging.

For the year ended December 31, 2003, segment revenues for Premiere Conferencing and Xpedite were 41.4% and 58.7%, respectively, before eliminations of consolidated revenues. Geographic revenues for North America, Asia Pacific and Europe were 64.7%, 17.1% and 18.2%, respectively, of consolidated revenues for 2003.

To better serve PTEK’s global corporate customers, the Company has launched new services and enhancements to existing services at each of its business units to help position them in larger market categories. Premiere Conferencing has expanded into automated and Web-based data conferencing services, and Xpedite has developed a suite of transactional e-mail, wireless and voice-based messaging services.

PTEK was incorporated in Florida in 1991 and reincorporated in Georgia in 1995. The Company’s corporate headquarters are located at 3399 Peachtree Road, NE, The Lenox Building, Suite 700, Atlanta, GA 30326, and the telephone number is (404) 262- 8400.

Industry Background

Nearly everywhere in the world, the bulk of business communications is done through telephone and Web-based conferencing, e-mail, fax and voice mail messaging. This explosion of communications in various forms has forced more and more companies to outsource their managed group communications needs.

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

Service Offerings

PTEK’s business communications services are provided through its two business units — Premiere Conferencing and Xpedite.

Premiere Conferencing offers a full suite of integrated audio conferencing and Web-based data collaboration services for all forms of group communications activities, from large events, such as investor relations calls and training sessions, to smaller meetings, such as sales planning calls and project team meetings. Premiere Conferencing provides group communications services for leading companies in virtually every major industry. Premiere Conferencing hosted more than 1.3 billion conferencing minutes in 2003.

Utilizing proprietary software technology, Premiere Conferencing offers ReadyConference®, its automated conferencing service that does not require hands-on involvement from an operator. These automated services allow users to begin and conduct their conference calls without the assistance of an operator or the need of a reservation via a dedicated dial-in number and passcode available for use anytime. In addition, Premiere Conferencing’s Ready Conference® Global Meet service provides local access for international users for audio conferencing via a voice-over-IP (“VoIP”)-based network. This service enables international callers to dial into a local number and connect to a conference call in North America without the need to use international long distance toll calls.

Premiere Conferencing’s PremiereCall services provide customers with operator assistance to introduce the speakers and topics, give participants instructions and monitor all facets of a conference. In addition, PremiereCall Event management services provide a dedicated team and professional announcer to work with any customization requests. Typical PremiereCall applications include sales meetings, investor relations calls, press conferences, customer seminars, product rollouts, continuing medical and legal education and branded customer seminars. Premiere Conferencing’s automated entry into an operator-assisted service, PremiereCall Auditorium®, enables customers to start a larger-scale conference immediately using automated passcode access, while still utilizing the resource of a dedicated operator during the entire call. Premiere Conferencing’s client services team understands the importance of professional, secure communications and works closely with its customers to ensure a successful conference.

Premiere Conferencing’s suite of Web-based data collaboration services efficiently combine the visual power of the Internet with its audio conferencing capabilities to provide real-time, multimedia presentation services. Premiere Conferencing recently released ReadyConference Plus, a data collaboration service which offers customers a simplified web interface to manage audio conference calls and share slide presentations. Premiere Conferencing also offers VisionCast® and ReadyCast®. Customers use VisionCast to conduct large, interactive events, such as training, seminars, company meetings, focus groups and media conferences. VisionCast can be used in conjunction with PremiereCall services and includes features such as chat, Web tours, polling, whiteboarding, record and playback capabilities, roll call and live demo options. ReadyCast combines similar data collaboration capabilities for smaller meetings with the cost efficiency and convenience of the ReadyConference automated conferencing service. As part of its Web-based services, Premiere Conferencing also offers SoundCast®, an audio streaming technology that provides live Internet streaming to simulcast a live conference call or recorded presentation over the Web.

Premiere Conferencing services are available globally through its network of operations centers and international toll-free numbers. Premiere Conferencing has bridging and sales infrastructure in the United States, Canada, Australia, New Zealand, Hong Kong, Singapore, Japan, France, Germany, Ireland and the United Kingdom.

Xpedite offers a comprehensive suite of messaging services that enables actionable two-way communications which allow companies to better acquire and retain customers as well as automate their core business processes. Xpedite provides tailored services that help businesses manage the electronic delivery of critical time-sensitive information, such as mortgage rate updates, equity research reports and regulatory updates to their customers, trading partners and constituents. Xpedite also offers transaction-based communications services for reservation confirmations, proof of delivery notices, lab results, subscription renewal notices, account statements, invoices and collection notices. By automating key business processes, Xpedite can also help global enterprise customers better manage their electronic order fulfillment and account payment settlement. Xpedite provides services to almost half of the global Fortune 500 companies across nearly every business sector, including financial services, professional associations, travel, hospitality, publishing, technology and manufacturing. Xpedite processed nearly three billion messages in 2003 through its proprietary communications platform.

Xpedite’s messageREACH® e-mail service provides control, tracking, security, personalization and automated administration for high volume e-mail and e-commerce applications. This service includes transactional message support for applications such as trade and account balance confirmations, billing and invoicing, as well as campaign management capabilities for large-scale e-marketing applications. Among the advanced features built into the service are support for the distribution and collection of forms, multiple layers of encryption and levels of password protection, anti-spam, opt-out protection, automated personalization of messages with text and graphical inserts, opt-in list building and the hosting of customer databases for campaign management. Customers can also utilize secureMAILSM to deliver confidential, transaction-based data via e-mail as a password-protected HTML attachment. Xpedite’s e-statement and e-invoicing services provide customers with secure document delivery via the Web, e-mail or fax. In addition, Xpedite offers bill payment services as part of its Web-based e-invoicing services. messageREACH customers can access a proprietary software tool, intelliSENDSM Wizard, to help with the creation of HTML documents with graphics, tables or links to Web sites or other documents.

Xpedite offers enhanced fax messaging through faxREACH®, which utilizes Web-based interfaces and proprietary software for personalized fax distribution to multiple recipients. In addition, Xpedite recently launched its fax2MAIL service which allows customers to send and receive faxes from their computer utilizing a local or toll-free number, with no additional software required.

Xpedite also provides voiceREACH®, an automated service that simultaneously delivers large volumes of pre-recorded voice messages to any size list of phone numbers, voice mailboxes or other answering devices. Typical users of voiceREACH services include associations, political organizations, securities firms, trade show operators and collections companies.

Xpedite also provides smsREACHSM, short message services for wireless users which allows text messages to be delivered to GSM phones using existing Xpedite access methods.

Xpedite’s services support multiple protocols and can be accessed through a variety of methods including ftp, TCP/IP, PC-Xpedite software, or SMTP. Xpedite services are available throughout the world with local sales and customer support available in 18 countries throughout North America, Asia Pacific and Europe.

Customer Base

PTEK customers represent nearly every major industry, and the Company serves a majority of the Fortune 500. Millions of business people worldwide depend on PTEK services everyday.

Premiere Conferencing has over 11,000 domestic and international corporate accounts, supporting over 120,000 active conferencing hosts. The business unit has successfully penetrated key accounts in various industries including technology, healthcare, investor relations, financial services, public relations and market research.

One of Premiere Conferencing’s customers, IBM, accounts for a significant amount of revenues. Sales to that customer accounted for approximately 11% of consolidated revenues from continuing operations (27% of Premiere Conferencing’s segment revenue) in 2003, 12% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s segment revenue) in 2002, and 10% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s segment revenue) in 2001. The initial term of the IBM agreement ends December 31, 2004. Thereafter, it will automatically renew for additional one-month periods unless IBM provides 30 days’ notice of non-renewal prior to the expiration of the initial term. During the initial term, neither party can terminate the agreement without cause. IBM may terminate the agreement without cause upon 30 days’ notice during any renewal term. The agreement does not contain any revenue commitments, termination charges or use requirements. Premiere Conferencing’s relationship with IBM may not continue at historical levels, and there is no long-term price protection for services provided to IBM.

Xpedite has more than 21,000 corporate accounts worldwide and has successfully targeted industries such as securities, banking, mortgage, publishing, collections, healthcare, associations, investor relations, public relations, travel and hospitality.

While the Company’s business is generally not seasonal, it has experienced and can expect to continue to experience lower levels of sales and usage during periods which have reduced numbers of working days. For example, the Company’s operating results have decreased during the summer months (particularly in its international operations), as well as during Thanksgiving, December and New Year holidays. The Company expects that its revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of its services by business customers.

The Company typically does not enter into long-term contracts with its customers, with most customer agreements having terms of one to three years. Customers may generally terminate without penalty, unless their agreement contains an annual minimum revenue commitment that would require payment by the customer of any unused minimum amount upon termination.

Sales and Marketing

Each of PTEK’s business units primarily markets its services through a globally distributed direct sales force focused on enterprise customers. The centrally managed national and global accounts program focuses on multi-location businesses that are better served by dedicated representatives with responsibility across different geographic regions. The direct sales force is organized by services and by industry on a global scale. The Company employs nearly 750 sales and marketing professionals around the world.

As a service organization, PTEK’s customer service teams play a major role in managing customer relationships as well as selling additional value-added services to existing accounts. PTEK employs more than 600 customer service professionals deployed in local markets.

In addition, the Company has agreements with various resellers and agents and utilizes direct marketing programs to target sales of its services to small- and medium-sized customers.

Suppliers

The Company purchases telecommunications services and equipment for use in its operations from a variety of suppliers. Some of the Company’s telecommunications supply agreements contain commitments that require that the Company purchase a minimum amount of services through 2009. These costs total approximately $20.7 million, with annual costs of $9.2 million, $8.8 million, $1.1 million, $0.7 million, $0.7 million and $0.2 million in 2004 through 2009, respectively. The Company currently purchases telecommunications and other network services from WorldCom, Inc. (“MCI”) under service agreements which do not contain minimum commitments. The Company has significant outstanding disputes with MCI regarding charges billed under these agreements, and MCI rejected in bankruptcy the settlement agreement the Company had previously entered into with MCI. The Company’s ability to maintain network connections is dependent upon access to transmission facilities provided by MCI or an alternative provider. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Commitments and Contingencies”, and”—Risk Factors Affecting Future Performance – Our inability to resolve pending billing disputes with MCI could result in significant costs or service disruptions.”

Platforms and Network Infrastructure

The Company, through its two business units, operates global Internet and telecom-based networks that allow customers to access the Company’s various services through the Internet and through local and toll-free numbers.

Premiere Conferencing operates over 68,000 conferencing ports worldwide. Its services are provided from full-service operations centers in Colorado Springs, Colorado; Lenexa, Kansas; Sydney, Australia; and Clonakilty, Ireland. Automated bridging nodes are maintained in the United States, Canada, Australia, New Zealand, Hong Kong, Singapore, Japan, France, Germany, Ireland and the United Kingdom. Complex, operator-assisted calls are supported on various commercially available bridging platforms. Internally developed conference bridges are used to support automated conferencing services. Customers access these conferencing platforms through direct inward dialing, toll-free numbers, the Internet and virtual network access.

Xpedite services are provided through its enhanced messaging network with more than 68,000 messaging ports that uses servers to perform all primary processing and switching functions. Xpedite’s proprietary platform supports multiple input methods including, but not limited to, PC-based software, e-mail gateways and high speed IP-based interconnects. Outgoing communications are delivered through line group controllers, which are deployed in a decentralized fashion to exploit local delivery costs. The remote line group controllers are connected to servers over a wide area network via either private lines or Xpedite’s global TCP/IP based network. Mission critical information is transported from one location domain to another using MCP to MCP protocol. The current domains include Australia, Japan, Korea, the United Kingdom, the United States and France. Remote nodes on the network are located in Germany, Switzerland, Canada, Spain, Italy, Malaysia, Taiwan, Hong Kong and Singapore.

The Company has converted and will continue to convert some of both of its business units’ traffic to VoIP networks. Xpedite currently utilizes VoIP for origination and termination traffic for its voice and fax services, with a significant portion of its origination and fax2MAIL traffic delivered via VoIP. In addition, Premiere Conferencing currently utilizes VoIP for its ReadyConference Global Meet service.

Research and Development

PTEK’s ability to design, develop, test and support new software technology for product enhancements in a timely manner is an important ingredient to its future success. Products or next generation versions of the Company’s services recently released include ReadyConference Plus, fax2MAIL and secureMAIL. Xpedite expects to release fax2MAIL in Europe and Asia in the second quarter of 2004 and currently has smsREACH in development for North America. Premiere Conferencing is continuing to enhance its Web-based data collaboration services following its recent launch of ReadyConference Plus. These services are critical additions to the suite of communications and data services PTEK provides to its customers, not only to position the operating units in larger market segments, but more importantly to meet changing customer needs and respond to the overall technological changes in the marketplace.

The Company devotes significant resources to the development of enhancements for existing services and to introduce new services. Each PTEK operating unit includes research, development and engineering personnel who are responsible for designing, developing, testing and supporting proprietary software applications, as well as creating and improving enhanced system features and services. The Company’s research and development strategy is to focus its efforts on enhancing its proprietary software and integrating it with readily available industry standard software and hardware when feasible. Research, development and engineering personnel also engage in joint development efforts with the Company’s strategic partners and vendors. PTEK employs over 85 research and development professionals. The Company’s research and development costs for 2003, 2002 and 2001 were $8.6 million, $7.2 million and $11.1 million, respectively.

Competition

Premiere Conferencing competes with major telecommunications service providers around the world such as AT&T Corp., MCI, Global Crossing Limited, Sprint Corporation and the international PTTs. Because these telecommunications providers own the underlying telecommunications network, they may have lower per minute long distance costs than the Company. Although these providers hold a large market share, conferencing is not the primary focus of their businesses. The Company believes that it has been able to compete with these providers on the basis of quality of customer service. Premiere Conferencing also competes with companies like West Corporation’s conferencing services segment, Raindance Communications, Inc., ACT Teleconferencing, Inc., WebEx Communications, Inc. and Genesys S.A. The Company believes that Premiere Conferencing is the second largest independent audio conferencing provider based on conferencing minutes hosted.

While the multimedia messaging industry is highly fragmented, the Company believes that Xpedite is the largest worldwide provider of these services. As Xpedite evolves into more of a business services company, its services will be positioned to displace existing services provided by companies such as West Corporation, TeleTech Holdings, Inc. and others in the customer relationship management (“CRM”) category, and it will continue to compete with EasyLink Services Corporation, Critical Path, Inc., DoubleClick Inc. and j2 Global Communications, Inc. in the multimedia messaging category. The Company’s newer service offerings, particularly those services that will compete in the CRM market, may not achieve the market acceptance of existing providers’ services.

In all cases, PTEK’s strategy is to gain a competitive advantage in winning and keeping customers by enabling its business units to deliver leading technology-driven services to its customers and to support them with superior customer service. The Company believes that its comprehensive package of conferencing and messaging services provides it an advantage over many of its competitors that have more limited service offerings. In addition, the Company believes that its global reach allows it to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

Government Regulation

Federal, state, local and international laws regulating the provision of traditional telecommunications services may adversely impact the Company’s business. Management believes that the Company’s business units, Xpedite and Premiere Conferencing, operate as providers of unregulated information services. Consequently, the Company is not subject to Federal Communications Commission (“FCC’) or state public utility commission regulations applicable to providers of traditional telecommunications services in the United States. However, the Company may be affected by regulatory decisions, trends or policies issued or implemented by such federal, state, local or international telecommunications regulatory authorities. In addition, those authorities may seek to regulate, or impose requirements with respect to, the services provided by the Company. Management believes that the Company exercises reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. The Company could, nevertheless, be subject to litigation, fines or other penalties for any non-compliance.

Federal and state laws regulate telemarketing practices, and may adversely impact the Company’s business and that of its customers and potential customers. The FCC promulgated rules in 1992 to implement the Telephone Consumer Protection Act of 1991 (the “TCPA”). These rules, among others, regulate telemarketing methods and activities, including the use of prerecorded messages, the time of day when telemarketing calls may be made, maintenance of company-specific “do not call” databases, and restrictions on unsolicited facsimile advertising. Facsimile broadcast providers, such as Xpedite, generally are not liable for their customers’ violations of the TCPA, although facsimile broadcast providers that have a “high degree of involvement” in their customers’ facsimile advertisements or “actual knowledge” of a customer’s violation of the TCPA may be held liable under the TCPA. Although Xpedite has conducted its operations to meet the facsimile broadcaster provider exemption, third parties may seek to challenge this exemption which could lead to litigation and its accompanying costs and uncertainties.

In 2003, the FCC amended its rules under the TCPA. The FCC retained an exemption from liability for sending unsolicited commercial facsimile advertisements for facsimile broadcast providers, such as Xpedite, which solely transmit such advertisements on behalf of others. However, the FCC ordered that a sender may fax unsolicited commercial advertisements only to those from whom the sender has received prior express consent in writing. The 2003 rule amendments modified the FCC’s prior policy, which permitted such faxes when an “established business relationship” existed between the sender of a commercial unsolicited facsimile advertisement and the recipient. Several parties challenged the new rules, and the FCC has delayed the requirement to have prior written consent and the deletion of the established business relationship exemption until January 1, 2005. The FCC is also reviewing several appeals of these rules. The Company cannot predict the outcome of these proceedings. However, if the FCC decides to retain the rule amendments that deleted the established business relationship exemption, and requires advance written consent, these actions could have a material adverse effect on our customers’ use of Xpedite’s services.

The FCC, with the Federal Trade Commission (“FTC”), has also instituted a national “do not call” registry for residential and wireless telephone numbers. Telemarketers are barred from calling consumers who register their telephone numbers in the national database. In summary, with certain exceptions, telemarketers are required to access the list before engaging in telemarketing in any particular area code. Xpedite, as a service provider to companies that engage in telemarketing, has subscribed to the federal do not call registry. Although the Company believes it has taken the necessary steps to ensure compliance with the do not call registry and other rule amendments, regulators or third parties could seek to challenge the Company’s compliance with the federal do not call registry, federal telemarketing laws, and FCC and FTC rules. The national do not call registry, while currently in effect, remains subject to legal challenges in federal court.

In addition to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, including state do not call list requirements, and state registration and bonding requirements. Xpedite has compliance policies in place with regarding to telemarketing laws and regulations; however, there can be no assurance that the Company would not be subject to litigation alleging a violation of state or federal telemarketing laws or regulations.

A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails, or spam. Other states are considering similar legislation. Congress recently passed federal legislation regulating at the federal level, for the first time, unsolicited commercial e-mails. This legislation will require unsolicited e-mail marketing messages to have a valid return address. E-mail marketers will also be required to remove customers from their mailing lists if requested. The legislation allows the FTC to impose fines, and gives state attorneys general the power to bring lawsuits. The federal legislation also preempts state laws in many respects, although it allows states to continue to regulate deceptive e-mails. Xpedite provides a service for its customers to distribute e-mails, including e-mails that may be subject to the new legislation. The Company will need to assess what changes, if any, need to be made to its current compliance policies regarding spam. There can be no assurance that the Company would not be subject to litigation alleging a violation of the new legislation. The federal anti-spam legislation may be subject to judicial review, and the impact of the law and the eventual implementing regulations on the Company cannot be predicted at this time.

The Company monitors applicable legislation and regulatory developments to minimize the risk of its participation in activities that violate anti-spam legislation. In addition, a number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of the Internet, which could in turn decrease the projected demand for the Company’s products and services or increase its cost of doing business. In addition, the sending of spam through the Company’s network could result in third parties asserting claims against the Company. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on the Company’s business, financial condition and results of operations.

In addition, Xpedite’s operations may be subject to state laws and regulations regulating the unsolicited transmission of facsimiles. The Company monitors such laws and regulations, and its service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. The Company could, nevertheless, be subject to litigation, fines, losses, and possible other relief under such laws and regulations.

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

Proprietary Rights and Technology

The Company’s ability to compete is dependent in part upon its proprietary technology. The Company currently has three issued U.S. patents relating to its fax distribution services, each of which will expire in 2013, and three pending U.S. patents covering aspects of its conferencing services. In addition, the Company owns and uses a number of federally registered trademarks in connection with its products and services, such as PTEK®, ReadyCast®, ReadyConference®, SoundCast®, VisionCast®, faxREACH®, messageREACH®, Auditorium®, voiceREACH® and Xpedite®. Applications for ReadyClick & ConferenceSM, smsREACHSM and intelliSENDSM are pending in the United States. The Company also owns applications and registrations for many of these and other trademarks and service marks in the United States and in other countries. The Company relies primarily on a combination of intellectual property laws and contractual provisions to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection of the Company’s proprietary rights and technology, which include confidential information and trade secrets that the Company attempts to protect through confidentiality and nondisclosure provisions in its agreements. The Company typically attempts to protect its confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Despite the Company’s efforts to protect its proprietary rights and technology, there can be no assurance that others will not be able to copy or otherwise obtain and use the Company’s proprietary technology without authorization, or independently develop technologies that are similar or superior to the Company’s technology. However, the Company believes that, due to the rapid pace of technological change in communications and data services, factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements and the timeliness and quality of support services are of equal or greater importance to establishing and maintaining a competitive advantage in the industry.

Available Information

The Company’s corporate Internet address is www.ptek.com. The Company has made available free of charge through its Web site (follow the Invest tab to Investor Relations to link to “SEC Filings”) its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (the “SEC”).

Employees

As of December 31, 2003, PTEK employed 1,973 people. PTEK employees are not represented by a labor union or covered by any collective bargaining agreements.

Item 2.	Properties

PTEK’s corporate headquarters occupy approximately 42,000 square feet of office space in Atlanta, Georgia under a lease expiring August 2007. This office space also includes both Xpedite’s and Premiere Conferencing’s corporate headquarters. Xpedite occupies additional office space of approximately 45,000 square feet in Tinton Falls, New Jersey under a lease expiring in May 2016. Premiere Conferencing occupies additional office space of approximately 106,000 square feet in Colorado Springs, Colorado under a lease expiring August 2006, and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring August 2009.

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

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By Order dated September 26, 2003, the Court granted in its entirety the defendants’ Motion for Summary Judgment and denied as moot the defendants’ Motion in Limine. On September 30, 2003, the Court entered judgment for the defendants and against the plaintiffs. Plaintiffs have appealed the Court’s rulings on summary judgment to the 11th Circuit. That appeal is pending.

On December 10, 2001, Voice-Tel filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. On March 31, 2003, the Federal court granted PTEK and PCI’s Motion for Summary Judgment, and dismissed them from the case. The court also granted Partial Summary Judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. In 2004, JOBA filed a Motion for Relief from the Summary Judgment Orders dismissing PTEK and PCI as well as a Motion to Disqualify Counsel for plaintiffs and third party defendants to which plaintiffs and third party defendants responded and objected. The trial court has not yet ruled on these motions and there is no date set for trial in the federal case.

On August 28, 2003, the arbitrator issued his ruling relating to the Digital franchise disputes. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. The arbitration award was paid in full by Voice-Tel in November 2003.

On November 17, 2003, Xpedite filed suit against Cable & Wireless USA, Inc. (“C&W”) in the Superior Court of Fulton County, Georgia. The lawsuit arises out of Xpedite’s purchase of certain voice, e-mail and fax messaging assets from C&W. Pursuant to a transition services agreement, C&W was to continue to provide certain services to Xpedite until such time C&W circuits were assigned to Xpedite. Xpedite alleges that C&W failed to perform these services in accordance with the agreement and improperly invoiced Xpedite for charges incurred by CW which were not provided for in the agreement. On November 18, 2003, a day after the above-referenced Georgia lawsuit was filed, C&W filed a Complaint against Xpedite in Virginia State Court. The Virginia lawsuit sought recovery for those charges allegedly incurred by C&W relating to C&W’s telecommunications charges of not less than $776,619.49. Xpedite answered the Virginia Complaint, denying that is was liable for the charges. Xpedite also asserted counterclaims against C&W, which were identical to the claims set forth in Xpedite’s Georgia Complaint. C&W filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 2003. In 2004, the Georgia lawsuit by Xpedite was dismissed without prejudice, and the Virginia lawsuit by C&W was stricken from the docket without prejudice to either party. In February 2004, Xpedite filed a proof of claim in the C&W bankruptcy case asserting a claim in the case based on the same facts as set forth in the Georgia lawsuit. While Xpedite expects this claim to be dealt with in the C&W bankruptcy case’s claim resolution process, at this time the Company cannot predict the outcome of the claim.

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

The Company has settled the litigation matter described below.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County (referred to as “EasyLink I”). EasyLink’s complaint alleged, among other things, that the Company entered into agreements to purchase a secured promissory note in the original principal amount of $10 million (the “Note”) and 1,423,980 shares of EasyLink’s Class A common stock (the “Stock”) for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink claimed that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. On July 11, 2003, the court entered an order granting AT&T’s, the Company’s and Xpedite’s motions to dismiss EasyLink’s complaint, without prejudice and without costs. EasyLink appealed, and the Company and Xpedite cross-appealed on the ground that the lower court should have dismissed the claims “with prejudice.” Simultaneously with noticing an appeal, EasyLink filed a new complaint on July 31, 2003 against the Company, Xpedite and AT&T in the Law Division of the same Superior Court (referred to as “EasyLink II”). The claims against the Company and Xpedite in EasyLink II, which substantially reasserted allegations from EasyLink I, are styled “unfair competition” and “tortious interference with contracts/prospective business advantage.” On October 20, 2003, the parties entered into a settlement agreement for EasyLink I and EasyLink II. Pursuant to the settlement, EasyLink consented to the transfer of the Note and the Stock to PTEK and the parties agreed to dismiss with prejudice the lawsuits and exchanged mutual releases. In exchange for the Note and Stock, PTEK paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of PTEK common stock at $9.36 per share and costs associated with the investment. In addition, PTEK and EasyLink modified the Note to, among other things, amend the payment schedule of the Note as follows: PTEK is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced on December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006.

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

2003	High	Low
Fourth Quarter	9.80	8.01
Third Quarter	8.74	5.19
Second Quarter	5.20	3.70
First Quarter	$4.54	$3.29

2002	High	Low
Fourth Quarter	4.69	2.74
Third Quarter	5.82	4.35
Second Quarter	5.73	4.07
First Quarter	$4.40	$3.24

The closing price of the Common Stock as reported on the Nasdaq National Market on March 8, 2004 was $9.44. As of March 8, 2004 there were 509 record holders of the Company’s Common Stock.

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

In November 2003, the Company entered into a three-year, senior secured revolving credit facility with LaSalle Bank National Association, as agent (“Line of Credit”). See “Management’s Discussion and Analysis – Liquidity and Capital Resources – Capital resources.” The credit agreement related to the Line of Credit contains customary prohibitions on the Company’s ability to declare any cash dividends on its Common Stock until all obligations under the Line of Credit are paid in full and all letters of credit have been terminated.

During the year ended December 31, 2003, certain current and former employees exercised options to purchase an aggregate of 313,730 shares of Common Stock at prices ranging from $0.71 per share to $1.61 per share in transactions exempt from registration pursuant to Section 4(2) and Rule 701 of the Securities Act. In the third quarter of 2002, the Company issued 601,997 shares of Common Stock, of which 352,997 shares were returned in November 2002, pursuant to the terms of a settlement to multiple class action lawsuits in the United Stated District Court for the Northern District of Georgia brought by a class of individuals (including a subclass of former Voice-Tel Enterprises, Inc. franchisees and a subclass of former Xpedite Systems, Inc. shareholders) who purchased or otherwise acquired the Company’s Common Stock from as early as February 11, 1997 through June 10, 1998. The remaining 249,000 shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act.

Recent Sales of Unregistered Securities

In August 2003, the Company completed a private placement exempt under Section 4(2) of the Securities Act of $85 million aggregate principal amount of 5% convertible subordinated notes due 2008 raising net proceeds of $82.7 million, which were used to repurchase and redeem a portion of the Company’s 2004 Convertible Notes. The 2008 Convertible Notes were subsequently resold by the initial purchaser, CIBC World Markets Corp., to qualified institutional buyers pursuant to Rule 144A under the Securities Act. The 2008 Convertible Notes are convertible at any time at the option of the holder into the Company’s common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share), subject to adjustment in certain events. The 2008 Convertible Notes and the common stock issuable upon conversion of those notes were subsequently registered for resale pursuant to a shelf registration statement on Form S-3 under the Securities Act, which was declared effective on February 6, 2004.

As part of the settlement agreement reached on October 20, 2003 related to the Easylink I and Easylink II litigation, the Company issued a seven-year warrant to AT&T to purchase 250,000 shares of the Company’s common stock at $9.36 per share. This warrant was issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act. The Company did not receive any cash proceeds from the issuance of this warrant.

Item 6.	Selected Financial Data

The following selected consolidated statement of operations data, balance sheet data, and cash flow data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999 have been derived from the audited consolidated financial statements of the Company. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and the notes hereto.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$381,280	$341,253	$330,416	$303,244	$292,731
Operating income (loss)	37,199	24,905	(177,142)	(58,206)	(84,889)
Income (loss) from continuing operations attributable to common and common equivalent shares for shareholders for:
—basic net income (loss) per share	26,913	14,423	(209,658)	(46,602)	5,754
—diluted net income (loss) per share	27,886	14,423	(209,658)	(46,602)	5,754
Income (loss) from continuing operations per common and common equivalent shares for:
—basic (1)	$0.50	$0.27	$(4.19)	$(0.97)	$0.12
—diluted (1)	$0.45	$0.26	$(4.19)	$(0.97)	$0.12
Loss from discontinued operations	(976)	(12,532)	(32,462)	(12,264)	(39,245)
Net income (loss) attributable to common and common equivalent shares for shareholders for:
—basic net income (loss) per share	25,937	1,891	(242,120)	(58,866)	(33,491)
—diluted net income (loss) per share	26,910	1,891	(242,120)	(58,866)	(33,491)
Net income (loss) per common and common equivalent shares for:
—basic (1)	$0.48	$0.04	$(4.84)	$(1.22)	$(0.72)
—diluted (1)	$0.44	$0.03	$(4.84)	$(1.22)	$(0.72)
Shares used in computing income (loss) from continuing operations and net income (loss) per common and common equivalent shares for:
—basic	53,767	53,550	49,998	48,106	46,411
—diluted	61,301	56,262	49,998	48,106	46,411
Balance Sheet Data (at period end):
Cash, cash equivalents and marketable securities	$24,521	$69,418	$49,500	$29,716	$101,981
Working capital	8,626	62,103	13,116	15,949	34,746
Total assets.	339,297	352,093	386,438	630,933	770,481
Total debt	105,000	180,227	187,176	178,762	179,625
Total shareholders’ equity	133,718	84,338	79,032	313,406	422,220
Statement of Cash Flow Data:
Cash provided by (used in) operating activities from:
Continuing operations	59,834	37,244	29,034	7,503	(11,240)
Discontinued operations	—	(5,804)	31,871	10,426	21,167

Total	$59,834	$31,440	$60,905	$17,929	$9,927
Cash (used in) provided by investing activities from:
Continuing operations	(41,860)	(6,175)	(32,548)	3,643	116,697
Discontinued operations	—	(155)	(2,857)	(10,109)	(9,481)

Total	$(41,860)	$(6,330)	$(35,405)	$(6,466)	$107,216
Cash (used in) provided by financing activities from:
Continuing operations	(62,574)	(5,911)	1,660	(615)	(119,074)
Discontinued operations	—	(1,086)	(1,964)	(1,779)	(1,850)

Total	$(62,574)	$(6,997)	$(304)	$(2,394)	$(120,924)

1)	Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method), unvested restricted stock and from stock options (using the treasury stock method). The net income available to common shareholders is adjusted for the interest expense related to the assumed conversion on the convertible subordinate notes.

On March 26, 2002 the Company sold substantially all of the assets of the Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

PTEK Holdings, Inc., a Georgia corporation, (collectively with its subsidiaries, the “Company” or “PTEK”) is a global provider of business communications services, including conferencing (audio conferencing and Web-based data collaboration) and electronic messaging (e-mail, fax, wireless and voice messaging). The Company’s reportable segments align the Company into two operating segments based on product offering. These segments are Premiere Conferencing and Xpedite. Premiere Conferencing offers a full suite of enhanced conferencing and Web-based data collaboration services for all forms of group communications activities. Xpedite offers a comprehensive suite of business services that enable actionable two-way communications which allow companies to better acquire and retain customers as well as automate their core business processes. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale, exclusive of its Australian operations, effective March 26, 2002. The Australian operations were subsequently exited in December 2003. Voicecom offered a suite of integrated communications services, including voice messaging, interactive voice response services and unified communications. The Company also exited the venture business in 2001, which was conducted through PtekVentures, the Company’s investment arm.

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

“General and administrative” costs consist primarily of salaries and wages associated with billing, customer service, order processing, executive management and administrative functions that support the Company’s operations. Bad debt expense associated with customer accounts is also included in this line item.

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

“Equity based compensation” relates primarily to restricted stock granted to employees in exchange for options, the variable accounting expense for options that were not exchanged, restricted stock granted to certain officers of PTEK and one of its operating units, and the cancellation of notes receivable from certain executive officers of the Company for the taxes owed by such officers with respect to certain restricted stock grants and the taxes related thereto. In addition, it includes the non-cash cost of stock options and restricted stock issued to directors, advisors and consultants for services rendered.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. See also the section entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This discussion should be read in conjunction with the Company’s consolidated financial statements contained herein and notes thereto.

Results of Operations

The following table presents the percentage relationship of certain statements of operations line items to total revenues for the Company’s consolidated operating results for the periods indicated:

	Year Ended December 31,
	2003	2002	2001
REVENUES	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of revenues (exclusive of depreciation shown separately below )	34.9	34.5	37.9
Selling and marketing	26.6	26.2	22.8
General and administrative	14.8	16.4	17.6
Research and development	2.2	2.1	3.4
Depreciation	6.2	6.3	6.3
Amortization	1.8	3.2	26.8
Restructuring costs	2.9	0.5	1.4
Asset impairments	—	0.9	30.5
Equity based compensation	0.8	0.5	6.2
Net legal settlements and related expenses	—	2.1	0.7

Total operating expenses	90.2	92.7	153.6

OPERATING INCOME (LOSS)	9.8	7.3	(53.6)

OTHER (EXPENSE) INCOME
Interest expense	(2.5)	(3.4)	(3.5)
Interest income	0.2	0.4	0.2
Gain on sale of marketable securities	0.4	0.3	0.9
Gain on repurchase of bonds	0.0	—	—
Asset impairment – investments	—	—	(9.6)
Amortization of goodwill - equity investments	—	—	(0.5)
Other, net	—	—	(0.8)

Total other (expense) income	(1.9)	(2.7)	(13.3)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7.9	4.6	(66.9)
INCOME TAX EXPENSE (BENEFIT)	0.8	0.4	(3.4)

INCOME (LOSS) FROM CONTINUING OPERATIONS	7.1%	4.2%	(63.5)%

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom	(0.4)	(4.7)	(16.1)
Income tax benefit	(0.1)	(1.1)	(6.3)

Loss on discontinued operations	(0.3)	(3.6)	(9.8)

NET INCOME (LOSS)	6.8%	0.6%	(73.3)%

The following table presents certain financial information about the Xpedite and Premiere Conferencing operating segments and the parent company (the “Holding Company”) for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate operating segment:

	Year Ended December 31,
	2003	2002	2001
REVENUES:
Revenues from continuing operations:
Xpedite	$223.8	$202.9	$215.7
Premiere Conferencing	157.7	138.5	115.1
Eliminations	(0.2)	(0.1)	(0.4)

	$381.3	$341.3	$330.4

Revenues from discontinued operations:
Voicecom	—	15.8	92.5

	$381.3	$357.1	$422.9

INCOME (LOSS):
Income (loss) from continuing operations:
Xpedite	$27.8	$22.1	$(123.7)
Premiere Conferencing	25.3	24.3	6.7
Holding Company	(26.2)	(31.7)	(92.7)
Eliminations	—	(0.3)	(0.0)

	$26.9	$14.4	$(209.7)

Loss from discontinued operations:
Voicecom	(1.0)	(12.5)	(32.4)

Net income (loss):	$25.9	$1.9	$(242.1)

The following table presents financial information based on the Company’s continuing geographic segments for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Net Revenues	Operating Income (Loss)	Identifiable Assets
2003
North America	$246.9	$22.2	$272.4
Asia Pacific	65.0	4.2	28.3
Europe	69.4	10.8	38.6

Total	$381.3	$37.2	$339.3

2002
North America	$228.8	$20.5	$285.3
Asia Pacific	55.9	2.6	25.8
Europe	56.6	1.8	41.0

Total	$341.3	$24.9	$352.1

2001
North America	$223.8	$(157.8)	$321.9
Asia Pacific	56.2	(6.1)	27.1
Europe	50.4	(13.2)	37.4

Total	$330.4	$(177.1)	$386.4

Revenues

Consolidated revenues from continuing operations increased 11.7% to $381.3 million in 2003 from $341.3 million in 2002, and increased 3.3% from $330.4 million in 2001. Revenues in the Company’s operating segments are as follows:

Xpedite revenue was 58.7%, 59.5% and 65.3% of consolidated revenues for 2003, 2002 and 2001, respectively. Xpedite revenue increased 10.3% to $223.8 million in 2003 from $202.9 million in 2002, and decreased 5.9% in 2002 from $215.7 million in 2001. The growth in 2003 resulted from increased revenue in messageREACH, voiceREACH and transactional-based messaging services, which increased 30.5% over 2002, the beneficial impact of foreign currency exchange rates, and the additional customers required from C&W and MediaLinq. The increases were offset by a general decline in broadcast fax revenue primarily in North America. The decline in revenue in 2002 is mainly attributable to decreased rates of approximately 23.9% from 2001 in Xpedite’s traditional or “legacy” store and forward fax business as a result of price compression in this market from increased competition and decreased demand. In addition, volumes for these products decreased approximately 5.5% as a percentage of total volumes from 2001 to 2002. The Company believes that product growth will continue in its messageREACH and voiceREACH products.

Premiere Conferencing revenue was 41.4%, 40.6% and 34.8% of consolidated revenues for 2003, 2002 and 2001, respectively. Premiere Conferencing revenue increased 13.9% to $157.7 million in 2003 from $138.5 million in 2002, and increased 20.2% in 2002 from $115.1 million in 2001. Revenue growth in 2003 resulted from continued increases in international revenue of 99.9% over 2002 and domestically from continued expansion of ReadyConference and Web conferencing services. The increases in 2002 are attributable to growth in the ReadyConference service. In addition, this increase is related to an expansion of these services into key foreign markets and growth in Web conferencing services. Management expects revenue growth in this operating segment to continue, primarily driven by growth in minutes of use. The Company believes audio conferencing revenue will continue to grow through minute volume with some decline in average revenue per minute.

Consolidated revenues on a geographic region basis increased in North America $18.1 million to $246.9 million, or 64.7% of consolidated revenues, in 2003 from $228.8 million, or 67.0% of consolidated revenues, in 2002 and increased $5.0 million in 2002 from $223.8 million, or 67.7% of consolidated revenues, in 2001. As a percentage of consolidated revenues, North America revenue decreased 2.3% from 2002 to 2003 and decreased 0.7% from 2001 to 2002. Asia Pacific revenue increased $9.1 million to $65.0 million, or 17.1% of consolidated revenues, in 2003 from $55.9 million, or 16.3% of consolidated revenues, in 2002. In 2002, Asia Pacific revenue decreased $0.3 million from $56.2 million, or 17.0% of consolidated revenues, in 2001. As a percentage of consolidated revenues, Asia Pacific revenue increased 0.7% from 2002 to 2003 and decreased 0.6% from 2001 to 2002. European revenue increased $12.8 million to $69.4 million, or 18.2% of consolidated revenues, in 2003 from $56.6 million, or 16.6% of consolidated revenues, in 2002 and increased $6.2 million in 2002 from $50.4 million, or 15.3% of consolidated revenues, in 2001. As a percentage of consolidated revenues, European revenue increased 1.6% from 2002 to 2003 and increased 1.3% from 2001 to 2002. In 2003, the international growth resulted from the continued expansion of Premiere Conferencing’s international operations and the positive impact of foreign currency exchange rates. In 2002, the Company experienced revenue growth in the European region mainly as a result of the expansion of Premiere Conferencing in that region and a customer base acquisition at Xpedite, which also accounted for a majority of the domestic growth in 2002. The Company believes it will have continued growth in revenues in both the European and Asia Pacific regions as it continues to expand internationally.

Cost of revenues

Consolidated cost of revenues were 34.9%, 34.5% and 37.9% of consolidated revenues in 2003, 2002 and 2001, respectively. Consolidated cost of revenues from continuing operations increased 13.5% to $133.5 million in 2003 from $117.7 million in 2002 and decreased 6.1% in 2002 from $125.3 million in 2001. Cost of revenues in the Company’s operating segments are as follows:

Xpedite cost of revenue was 31.2%, 30.3% and 34.0% of segment revenue in 2003, 2002 and 2001, respectively. Xpedite cost of revenue increased 13.6% to $69.8 million in 2003 from $61.4 million in 2002 and decreased 16.2% from $73.3 million in 2001. In 2003, the $8.4 million increase in cost of revenue was due to overall revenue growth associated with all services, increased hardware sales in Japan, the impact of acquisitions in 2003 and the negative impact of the weaker dollar. In 2002, cost of revenue decreased due to decreases in per minute telecommunications rates for the Xpedite worldwide network, as well as increased sales of messageREACH and voiceREACH products, which carry lower cost of revenues. Lower telecommunications costs have become the general industry trend over the past several years. Xpedite utilizes several telecommunication service providers and, accordingly, can direct traffic to providers offering the lowest rates. These decreases in telecommunications costs were slightly offset by direct operating costs increases from 2001 to 2002 as a result of the increase in Xpedite’s hardware sales in Japan, which carries a 70% direct cost, and an increase in message volume related to messageREACH and voiceREACH products.

Premiere Conferencing cost of revenue was 40.5%, 40.7% and 45.1% of segment revenue in 2003, 2002 and 2001, respectively. Premiere Conferencing’s cost of revenue increased 13.4% to $63.9 million in 2003 from $56.3 million in 2002 and increased 8.4% in 2002 from $52.0 million in 2001. Average telecommunications costs have declined on a per minute basis and increased in 2003 and 2002 on a percentage of revenue basis as a result of price compression in all services and the shift to unattended services, which generate a lower average selling price. Other direct operating costs during 2003, however, have remained flat in absolute dollars and decreased as a percent of revenue as operating efficiencies and the shift toward increased demand for unattended conferencing has allowed for a reduction in direct operating personnel over the past two years.

Selling and marketing

Consolidated selling and marketing costs from continuing operations as a percent of consolidated revenues were 26.6%, 26.2% and 22.8% in 2003, 2002 and 2001, respectively. Consolidated selling and marketing costs from continuing operations increased 13.9% to $101.3 million in 2003 from $89.0 million in 2002, and increased 17.8% in 2002 from $75.5 million in 2001. Selling and marketing costs in the Company’s operating segments were as follows:

Xpedite selling and marketing costs as a percentage of segment revenue were 28.7%, 30.4% and 24.8% in 2003, 2002 and 2001, respectively. Xpedite selling and marketing costs increased 4.5% to $64.3 million in 2003 from $61.6 million in 2002, and increased 15.0% in 2002 from $53.6 million in 2001. Despite the reduction in headcount in 2003, expenses increased primarily due to the negative impact of the weaker dollar, higher commissions due to higher revenue and higher commission rates, and increased travel, training and meeting costs. In 2002, the increase was due primarily to an increased sales and marketing headcount.

Premiere Conferencing selling and marketing costs as a percentage of segment revenue were 23.4%, 19.8% and 18.5% in 2003, 2002 and 2001, respectively. Premiere Conferencing selling and marketing costs increased 35.0% to $37.0 million in 2003 from $27.4 million in 2002, and increased 28.3% in 2002 from $21.3 million in 2001. In 2003, the increase is attributable to additional sales headcount in North America, Europe and Asia-Pacific and the effect of foreign currency exchange. In 2002, the 1.3% increase as a percent of segment revenue was due primarily to increased selling and marketing headcount.

General and administrative

Consolidated general and administrative costs from continuing operations as a percentage of consolidated revenues were 14.8%, 16.4% and 17.6% in 2003, 2002 and 2001, respectively. Consolidated general and administrative costs from continuing operations increased 1.0% to $56.5 million in 2003 from $55.8 million in 2002, and decreased 4.2% from $58.3 million in 2001. General and administrative costs in the Company’s operating segments were as follows:

Xpedite general and administrative costs as a percentage of segment revenue were 14.7%, 13.6% and 14.5% in 2003, 2002 and 2001, respectively. Xpedite general and administrative costs increased 19.7% to $32.9 million in 2003 from $27.5 million in 2002, and decreased 12.3% in 2002 from $31.4 million in 2001. The growth in 2003 was due to the negative impact of the weaker dollar, the reallocation of executive expenses from the Holding Company, and the MediaLinq acquisition. The decrease in general and administrative costs as a percentage of segment revenue from 2001 to 2002 of 0.9% is due primarily to reductions in headcount in administration and customer service during early 2002.

Premiere Conferencing general and administrative costs as a percentage of segment revenue were 7.7%, 9.1% and 9.6% in 2003, 2002 and 2001, respectively. Premiere Conferencing general and administrative costs decreased 3.1% to $12.1 million in 2003 from $12.5 million in 2002, and increased 13.2% in 2002 from $11.1 million in 2001. The decrease in 2003 is primarily related to reduced bad debt expense from improved collections offset in part by changes in foreign currency exchange rates. In 2002, general and administrative costs as a percentage of segment revenue declined despite an overall dollar increase of $1.4 million. This decline is primarily due to the growth in unattended revenue as a percentage of consolidated revenues. The Company believes that its ReadyConference product is highly scalable and does not require proportional increases in back office support.

Holding Company general and administrative costs as a percentage of consolidated revenues were 3.0%, 4.6% and 4.9% in 2003, 2002 and 2001, respectively. Holding Company general and administrative costs were $11.4 million, $15.8 million and $16.3 million in 2003, 2002 and 2001, respectively. The decrease of $4.4 million from 2002 to 2003 is mainly due to a decrease in salary and wage expense due to headcount reduction and salary allocation, a decrease in acquisition-related costs and decreased travel costs. The $0.5 million decrease from 2001 to 2002 is primarily due to salary reductions, which were offset in part by approximately $1.6 million in acquisition-related costs consisting primarily of legal, accounting, investment, advisory and other consulting fees incurred in 2002 for two potential acquisitions that did not close.

Research and development

Consolidated research and development costs from continuing operations as a percentage of consolidated revenues were 2.2%, 2.1% and 3.4% in 2003, 2002 and 2001, respectively. Consolidated research and development costs from continuing operations increased 18.4% to $8.6 million in 2003 from $7.2 million in 2002, and decreased 34.7% in 2002 from $11.1 million in 2001. Research and development costs in the Company’s operating segments were as follows:

Xpedite research and development costs as a percentage of segment revenue were 2.9%, 2.7% and 4.1% in 2003, 2002 and 2001, respectively. Xpedite research and development costs increased 19.1% to $6.5 million in 2003 from $5.4 million in 2002, and decreased 39.2% in 2002 from $8.9 million in 2001. The increase in 2003 is due primarily to the additional cost associated with newly released products, fax2MAIL and financial supply chain management services. In 2002, research and development costs as a percentage of segment revenue decreased as a result of a reduction in headcount and increased capitalized development costs of approximately $1.6 million.

Premiere Conferencing research and development costs as a percentage of segment revenue were 1.3%, 1.3% and 1.9% in 2003, 2002 and 2001, respectively. Premiere Conferencing research and development costs increased 16.4% to $2.1 million in 2003 from $1.8 million in 2002, and decreased 16.0% in 2002 from $2.2 million in 2001. The increase in 2003 was the result of additional headcount during the year deployed in developing new products. In 2002, the slight decrease as a percentage of segment revenue was due primarily to increased revenue of existing products and reduced headcount.

Depreciation

Consolidated depreciation costs from continuing operations as a percentage of consolidated revenues were 6.2%, 6.3% and 6.3% in 2003, 2002 and 2001, respectively. Consolidated depreciation costs from continuing operations increased 9.5% to $23.6 million in 2003 from $21.5 million in 2002 and increased 4.0% from $20.7 million in 2001. Depreciation costs in the Company’s operating segments were as follows:

Xpedite depreciation costs were 6.4%, 6.5% and 6.3% of segment revenue in 2003, 2002 and 2001, respectively. Xpedite depreciation costs increased 8.2% to $14.2 million in 2003 from $13.1 million in 2002, and decreased 3.2% in 2002 from $13.6 million in 2001. This change represents a $1.1 million increase from 2002 to 2003 and a $0.5 million decrease in costs from 2001 to 2002. The $1.1 million increase in 2003 is related to fixed assets acquired through acquisition in 2003 of approximately $3.5 million and increased capital expenditures of $3.1 million from 2002. The $0.5 million decrease in 2002 is attributable to the timing of depreciation for capital expenditures purchased in the later half of 2001.

Premiere Conferencing depreciation costs were 5.3%, 5.4% and 6.0% of segment revenue in 2003, 2002 and 2001, respectively. Premiere Conferencing depreciation costs increased 12.2% to $8.4 million in 2003 from $7.5 million in 2002 and increased 6.1% in 2002 from $7.1 million in 2001. This change represents a $0.9 million increase from 2002 to 2003 and a $0.4 million increase from 2001 to 2002. As a percentage of segment revenue, depreciation remained relatively constant from 2002 to 2003 as capital expenditures have remained relatively constant to revenue growth over the past fiscal year.

Holding Company depreciation costs remained relatively constant at $0.9 million, $0.9 million and $0.8 million in 2003, 2002 and 2001, respectively.

Amortization

Consolidated amortization from continuing operations as a percentage of consolidated revenues was 1.8%, 3.2% and 26.8% in 2003, 2002 and 2001, respectively. Consolidated amortization from continuing operations was $6.7 million, $10.9 million and $88.6 million in 2003, 2002 and 2001, respectively. Goodwill amortization was $65.1 million in 2001. Other intangibles amortization which consists of customer lists, developed technology and assembled workforce was $6.7 million, $10.9 million and $23.5 million in 2003, 2002 and 2001, respectively. With the adoption of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which became effective January 1, 2002, the Company no longer records amortization expense associated with goodwill, but instead, goodwill is subject to a periodic impairment assessment by applying a fair value based test. This analysis was completed for the years ended December 31, 2003 and 2002 and no impairment was identified. Amortization as a percentage of consolidated revenues, exclusive of goodwill amortization, would have been 7.1% in 2001. In 2003, 2002 and 2001, amortization decreased due to the customer list impairments associated with the Xpedite operating segment in 2002 and 2001. This decrease in 2003 was slightly offset by increased amortization associated with acquisitions completed during the year, resulting in approximately $2.9 million of new amortization in 2003. See “Asset impairments” below for a further discussion related to these impairments in 2002 and 2001.

Restructuring costs

Realignment of Workforce – 2003

During the third and fourth quarters of 2003, management executed a plan to reduce annual operating expenses through a reduction in personnel costs related to the Company’s operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to the Company, net of estimated sublease payments. The plan eliminated, through a reduction in workforce of, approximately 135 employees across both business units and at the Holding Company.

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations, including estimated sublease income of $3.1 million, of approximately $5.6 million. During 2003, Xpedite paid approximately $1.5 million related to severance obligations and $0.3 million in contractual obligations. A majority of the contract termination costs relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $4.3 million of this liability has been classified in other long-term liabilities on the balance sheet at December 31, 2003. The remaining restructuring reserve was approximately $7.5 million at December 31, 2003. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During 2003, Premiere Conferencing paid approximately $0.8 million related to severance obligations. The remaining accrual for Premiere Conferencing at December 31, 2003 was approximately $0.2 million. The Holding Company recorded a charge of approximately $0.7 million relating to severance obligations due to the former Chief Legal Officer of which $0.2 million had been paid as of December 31, 2003, leaving a remaining accrual of $0.5 million.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administration costs. The plan called for the reduction of 54 and 5 employees at Xpedite and the Holding Company, respectively. The combined costs associated with the restructuring plan total $1.5 million, of which $0.7 million and $0.3 million were paid in 2003 and 2002, respectively. Of the remaining balance $0.4 million and $0.1 million will be paid in 2004 and 2005, respectively. Virtually all costs will be paid in cash. This restructuring plan will eliminate approximately $1.4 million and $0.6 million in annual costs at

Xpedite and the Holding Company, respectively. Also, in the fourth quarter of 2002 Xpedite decided to exit the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. The costs associated with exiting this business of $0.3 million are primarily non-cash and represent the loss on disposal of the voice messaging assets.

Realignment of Workforce and Facilities – Fourth Quarter 2001

Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel were notified during the fourth quarter of 2001. The plan commitment reduced annual operating expenses by $6.7 million. The plan eliminated, through involuntary separation, approximately 120 non-sales force employees in both Voicecom and Xpedite and eliminated 143 network equipment sites in the Voicecom operating segment. The overall management plan allowed for reinvesting these cost savings into additional sales force employees in order to stabilize the decline in revenues in both operating segments. Accordingly, the Company accrued restructuring costs of approximately $4.1 million associated with this plan commitment. Cash payments in 2003, 2002 and 2001 associated with this plan were $0.2 million, $2.1 million and $1.0 million, respectively. In addition in 2003, the Company was able to terminate a lease for one of the network equipment sites that was eliminated as part of this plan and therefore approximately $0.2 million of costs were reversed to the discontinued operations line item. Of the $4.1 million of costs associated with this plan, approximately $0.7 million of non-cash charges were incurred for severance cost obligations paid through immediately vested stock options issued below market price on the date of grant. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital. The Company paid the remaining severance obligations during 2003 and does not expect any further payments.

Realignment of Workforce and Facilities – Second Quarter 2001

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $13.7 million through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at the Holding Company, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The plan eliminated, through involuntary separation, approximately 168 non-sales force employees and allowed the Company to exit duplicative facilities in the Voicecom business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur a total of approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $1.2 million and $3.8 million of these cash payments were made by December 31, 2002 and 2001, respectively, and were primarily related to severance and exit cost activities. The Company paid the remaining severance obligations during 2003 and does not expect any further payments. Approximately $1.7 million of non-cash charges recorded in 2001 are related to certain executive management severance costs from employee stock option modifications and forgiveness of employee notes receivable. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

Asset impairments

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets” (“SFAS No. 144”). The following table summarizes the asset impairments from continuing operations incurred by operating segment for the years ended December 31, 2002 and 2001 (in thousands):

	Xpedite	Premiere Conferencing	Holding Company	Total
2002
Other intangibles	$3,202	$—	$—	$3,202

2001
Goodwill	$91,571			$91,571
Other intangibles	6,679			6,679
Property and equipment, net	777	984	785	2,546

	$99,027	$984	$785	$100,796

During the fourth quarter of 2002, the Company assessed the carrying value of the customer lists at Xpedite pursuant to SFAS No. 144 as Xpedite experienced a decline in revenues in certain international markets during the later half of 2002. Using the best estimate approach, the fair value of certain customer lists associated with the markets experiencing the decline were determined to be less than the carrying value at December 31, 2002, resulting in a $3.2 million asset impairment.

During the second half of 2001, business conditions declined significantly in the Xpedite operating segment. The following is a comparison of revenue performance for the first six months of 2001 versus the second six months of 2001 (in thousands).

	First Six Months 2001	Second Six Months 2001	% Change
Revenue	$112,552	$103,113	-8.4%

During the fourth quarter of 2001, the Company assessed the outlook of revenues of certain services and evaluated the potential impairment of certain assets associated with the operating equipment, goodwill and other intangible assets of Xpedite pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Management reviewed the identifiable undiscounted future cash flows, including the estimated residual value to be generated by the assets to be held and used by the business acquired in Xpedite at their asset grouping level. Based on the results of these assessments, the Company recorded the $100.8 million impairment in the fourth quarter of 2001 from continuing operations ($99.0 million of which was related to Xpedite, as discussed further below).

Xpedite impairment - 2001

In Xpedite, a decline in the legacy store and forward fax revenues and weakness in the European and Asia Pacific regions of the business began to occur in the latter part of the third quarter and the early part of the fourth quarter of 2001. Accordingly, management was concerned that a fair value assessment would potentially be lower than the carrying value on the balance sheet. A third party appraisal was performed using a discounted cash flow income approach to valuing the business, using a 15% discount rate. The valuation resulted in an asset impairment related to the Xpedite operating segment of $99.0 million to reflect the carrying value in excess of fair value at December 31, 2001. Of the $99.0 million, property and equipment impairments of $0.7 million at Xpedite related primarily to the abandonment of its Indonesian operations due to declining revenues and profits. Indonesia represented less than 1% of Xpedite revenue.

Other impairments - 2001

Additionally, management recorded asset impairments totaling $1.8 million related to the carrying value of capitalized software associated with certain internal information systems at both Premiere Conferencing and the Holding Company that have been taken out of service.

Equity based compensation charges

The following summarizes the components of equity-based compensation expense for the years ended December 31, 2003, 2002 and 2001 (in thousands, except share data):

	Earned		Unearned
	Shares	Dollars	Shares	Dollars
2003
Deferred compensation for the vesting of restricted shares issued in option exchange	169,812	$564	80,000	$266
Deferred compensation for the vesting of restricted shares issued to executive management	192,000	392	192,000	547
Variable compensation expense related to options not tendered in option exchange		1,099
Options and restricted shares issued for services rendered		866

	361,812	$2,921	272,000	$813

2002
Deferred compensation for the vesting of restricted shares issued in option exchange	401,950	$1,335	185,112	$615
Deferred compensation for the vesting of restricted shares issued to executive management	160,000	536	416,000	1,298

	561,950	$1,871	601,112	$1,913

2001
Options exchanged for restricted shares	1,765,969	$5,807	638,592	$2,120
Restricted shares issued to executive management	826,194	2,483	576,000	1,740
Note forgiveness related to restricted shares in former affiliates and related taxes (see Note 14)		11,072
Compensation to management in association with restricted shares in former affiliates		497
Options and restricted shares issued for services rendered	15,000	570

	2,607,163	$20,429	1,214,592	$3,860

Options exchanged for restricted shares

Due to declines in the Company’s share price over the course of the several years prior to 2001, most option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees’ and directors’ interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the line item “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. In 2003 and 2002, approximately 170,000 and 402,000 shares vested, and equity based compensation expense of $0.6 million and $1.3 million was recognized, respectively. Assuming all employees at December 31, 2003 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $0.3 million in 2004.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At December 31, 2003, this option count was approximately 397,000 due to the sale of Voicecom, exercises subsequent to the date of exchange and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.23 to $29.25. At December 31, 2003, a charge of approximately $1.1 million was recorded because the market value of the Company’s common stock was greater than the exercise price of a portion of the options. At December 31, 2002 and 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Restricted shares issued to management

Certain members of management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The remaining restricted shares vest on a straight-line basis through 2004, and the equity based compensation expense recorded in 2003 was $0.4 million. The anticipated remaining equity based compensation expense resulting therefrom will be approximately $0.5 million for 2004.

Loans and note forgiveness associated with restricted shares in former affiliates and related taxes

During the second quarter of 1999, the Company awarded restricted share grants to the Chief Executive Officer, Chief Operating Officer and certain other officers of Company-owned shares held in certain investments in affiliates made in connection with its PtekVentures activities. The vesting periods for these shares ranged from immediately upon grant to three years, contingent on the executive being employed by the Company. In connection with this action, the Company recorded a non-cash charge of $1.2 million in 2000 related to the vesting of these grants.

In 1999 and 2000, the Company loaned $6.3 million with recourse to the current Chief Executive Officer and Chief Operating Officer to pay taxes in connection with these restricted share grants. These loans were due on December 31, 2006, accrued interest at 6.20% and were secured by the restricted shares granted. In March 2000, the Company agreed to forgive one-seventh of the principal plus accrued interest on such loans as of December 31, 2000, provided that the executives were employees of the Company on that date. Such amounts were forgiven as of December 31, 2000.

In 2001, the Company agreed to forgive the remaining balance of the recourse tax loans to the Chief Executive Officer and Chief Operating Officer, effective as of December 31, 2001, provided that the executives were employees of the Company on that date. The principal and interest forgiven was $5.8 million and the employee tax liability assumed by the Company was $5.3 million. The tax liability was paid primarily in the first quarter of 2002.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. During 2003 several of these loans, including interest, were paid off leaving a principal balance at December 31, 2003 of $1.7 million. The total interest accrued on these loans as of December 31, 2003 was approximately $0.1 million. The Company is obligated to make additional loans to pay taxes associated with the future vesting of restricted shares, but the dollar amount of such loans cannot be determined at this time.

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

Options and restricted shares issued for services rendered

In 2003, the Company has recognized approximately $0.9 million of non-cash stock compensation expense. Of this expense, $0.4 million relates to non-employees, $0.2 million relates to employees and $0.3 million relates to the acceleration of options associated with the resignation of several board members. In 2001, the Company issued stock options and restricted shares of Company Common Stock to consultants for various consulting services performed for the Company.

Net legal settlements and related expenses

Net legal settlements and related expenses were $0.0 million, $7.3 million and $2.3 million in 2003, 2002 and 2001, respectively. Net legal settlements and related expenses in 2002 consisted of approximately $3.3 million attributable to the settlement of the shareholder class action lawsuit and $4.0 million for a shareholder lawsuit relating to the Company’s acquisition of its Premiere Conferencing operating segment. Net legal settlements and related expenses in 2001 were primarily related to $1.6 million of costs incurred that relate to shareholder litigation matters.

Interest expense

Interest expense from continuing operations was $9.6 million, $11.5 million and $11.5 million in 2003, 2002 and 2001, respectively. Interest expense decreased in 2003 as a result of the repurchase and redemption of $157.5 million of 2004 Convertible Notes and $4.1 million of term loans offset by the interest expense associated with the 2008 Convertible Notes issued in August 2003. For a description of the 2004 and 2008 Convertible Notes, see “Liquidity and Capital Resources.” Interest expense remained constant in 2002.

Interest income

Interest income was $0.9 million, $1.5 million and $0.6 million in 2003, 2002 and 2001, respectively. The decrease in interest income in 2003 of $0.6 million was the result of a decrease in cash and cash equivalents of $44.8 million as a result of repurchase and redemption of the 2004 Notes and several employee loans being paid off during 2003. Interest income increased in 2002 primarily due to growth in cash and cash equivalents of $19.9 million from 2001 to 2002 that was invested in interest bearing accounts, and from interest accrued for employee loans.

Gain on sale of marketable securities

Gain on marketable securities was $1.6 million, $0.9 million and $3.0 million in 2003, 2002 and 2001, respectively. During 2003 the Company sold all of its remaining shares of its investment in WebMD Corporation (“WebMD”) for aggregate proceeds less commissions of $0.8 million and realized gains of approximately $0.6 million. In addition, the Company sold all of its investment in EasyLink common stock for aggregate proceeds less commissions of $2.1 million and realized gains of approximately $1.0 million. During 2002, the Company sold 133,857 shares of its investment in WebMD for aggregate proceeds less commissions of approximately $1.0 million and realized gains of approximately $0.9 million. During 2001, the Company sold 200,000 shares of its investment in WebMD, 88,596 shares of its investment in S1 Corporation and 120,000 shares of its investment in WebEx, Inc. for aggregate proceeds less commissions of approximately $5.2 million and realized gains of $3.0 million.

Gain on repurchase of bonds

The Board of Directors of the Company authorized the Company’s management to repurchase or redeem the 2004 Convertible Notes in the open market or in privately negotiated transactions, at management’s discretion. During 2003, the Company used existing cash, borrowings on the Line of Credit and the net proceeds from the 2008 Convertible Notes offering to repurchase or redeem approximately $157.5 million in face value of the 2004 Convertible Notes, resulting in a gain of approximately $41,000. See “—Capital Resources.”

Asset impairment and obligations – investments

The Company, through its PtekVentures investment arm, made investments in various companies engaged in emerging technologies related to internet commerce. These investments were classified initially as either cost or equity investments in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and evaluated based upon activity. The Company continually evaluated the carrying value of its ownership interests in non-public investments in the PtekVentures portfolio for impairment that was “other than temporary” based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considered include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities, and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an “other than temporary” decline in the carrying value of the investment has occurred. Many

Internet-based businesses experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believed necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2001. During 2001, market conditions declined for the non-public companies in the PtekVentures portfolio, with certain of these companies filing for bankruptcy and subsequently being liquidated. The remaining portfolio companies’ financial performance and updated financial forecasts for the near term led management to the conclusion that there was an “other than temporary” decline in the carrying value of these companies. Accordingly, the Company decided to exit the venture business and cease future funding in its portfolio companies. As a result, the Company recorded an impairment charge of approximately $29.2 million during the second quarter of 2001 for the remaining carrying value of its non-public company investment portfolio.

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

Discontinued operations

Consistent with the Company’s increased focus on extending its market leadership in conferencing and messaging services for global enterprise customers, the Company retained a financial advisor to assist in evaluating strategic alternatives for portions of its business during 2001. As a result of that evaluation, the Company decided to pursue the separation of Voicecom from the rest of PTEK, and on March 26, 2002 the Company sold substantially all the assets of its Voicecom business unit to an affiliate of Gores Technology Group for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain Voicecom liabilities. In accordance with SFAS No. 144, the transaction was accounted for as a discontinued operation in the first quarter of 2002. The Voicecom discontinued operations included the loss from operations through the closing date and the loss on disposal. See Note 7— “Acquisitions and Dispositions” to the Consolidated Financial Statements.

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

During 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital Communication Services, Inc., a former franchisee of the Voicecom business unit. The arbitrator found that the Digital franchise was constructively terminated in December 2001, and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million has been included in the discontinued operations line item in the income statement. See Note 18— “Commitments and Contingencies” to the Consolidated Financial Statements.

Effective income tax rate

In 2003, 2002 and 2001, the Company’s effective income tax rate varied from the statutory rate, primarily as a result of nondeductible goodwill amortization in 2001 and asset impairments associated with the Company’s acquisitions that have been accounted for under the purchase method of accounting, and changes in calculating allowances and estimates. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. During the third quarter of 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. In addition, during the third quarter of 2003, the Company utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. During the year ending December 31, 2002, the Company realized tax benefits of approximately $5.6 million of which approximately $1.0 million and $4.6 million were realized in the third and fourth quarters, respectively, due to changes in previous estimate. See Note 19— “Income Taxes.”

During the third quarter of 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. Net of this tax benefit, income from continuing operations for the year ended December 31, 2003 would have been $17.9 million. Net income would have been $16.9 million. Basic income per share from continuing operations would have been $0.33, and net income per share would have been $0.32 for the year ended December 31, 2003. Diluted earnings per share from continuing operations and from net income would have been $0.31 and $0.29, respectively, for the year ended December 31, 2003.

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

Acquisitions

Xpedite - MediaLinq

In September 2003, Xpedite entered into an asset purchase agreement with Captaris, Inc. (“Captaris”) and its wholly-owned subsidiary MediaTel Corporation (Delaware) (“MediaTel”), whereby Xpedite purchased substantially all of the assets of MediaLinq, an outsource division of Captaris operated by MediaTel. The effective date of this transaction was September 1, 2003, and the results of MediaLinq have been included in the consolidated financial statements since that date. The aggregate purchase price for MediaLinq was approximately $16.0 million, including $15.4 million paid at closing, subject to a post-closing net working capital adjustment, and approximately $0.6 million is estimated transaction fees and closing costs. Xpedite funded the purchase through its existing working capital. In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated as follows (in thousands):

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

The unaudited pro forma combined historical results, as if MediaLinq had been acquired at the beginning of fiscal 2001 are estimated to be (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenue	$399,026	$364,466	$353,183

Income (loss) from continuing operations	27,387	15,277	(209,349)
Basic income (loss) from continuing operations per share	$0.51	$0.29	$(4.19)
Adjusted income (loss) from continuing operations	28,360	15,277	(209,349)
Diluted income (loss) from continuing operations per share	$0.46	$0.27	$(4.19)

Net income (loss)	26,412	2,744	(241,811)
Basic net income (loss) per share	$0.49	$0.05	$(4.84)
Adjusted net income (loss)	27,384	2,744	(241,811)
Diluted net income (loss) per share	$0.45	$0.05	$(4.84)

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

In January 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of C&W, and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is secured under the Line of Credit. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

EasyLink Investment

In March 2003, the Company entered into agreements to purchase a secured promissory note in the original principal amount of $10 million and 1,423,980 shares of EasyLink’s Class A common stock from AT&T. The parties agreed to dismiss with prejudice the EasyLink I and II lawsuits, and in exchange for the note and stock, PTEK paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase

250,000 shares of PTEK common stock at $9.36 per share and costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method, in accordance with FAS 123 “Accounting for Stock-Based Compensation.” In addition, PTEK and EasyLink modified the note to, among other things, amend the payment schedule of the note as follows: PTEK is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced on December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.”

Liquidity and Capital Resources

As of December 31 2003, the Company had $23.9 million in cash and cash equivalents compared to $68.8 million at December 31, 2002. Cash balances residing outside of the United States at December 31, 2003 were $19.3 million compared to $10.3 million at December 31, 2002. The Company routinely repatriates cash in excess of operating needs in certain countries where the cost to repatriate does not exceed the economic benefits. Intercompany loans with foreign subsidiaries generally are considered by management to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on potential cash positions of the Company and potential conditions in the capital markets, management could require repayment of these loans despite the long-term intention to hold them as permanent investments. Net working capital at December 31, 2003 was $8.6 million compared to $62.1 million at December 31, 2002. At December 31, 2003, the Company had $50.2 million of undrawn credit available under its Line of Credit. For a further description on the Line of Credit see “—Liquidity and Capital Resources—Capital Resources.”

Cash provided by operating activities

Consolidated operating cash flows from continuing operations were $59.8 million, $37.2 million and $29.0 million in 2003, 2002 and 2001, respectively. Consolidated operating cash flows from continuing operations increased $22.6 million from 2002 to $59.8 million in 2003. In 2003, net income from continuing operations, adjusted for the non-cash items of depreciation, amortization and asset impairment, and gain on sale of marketable securities, generated cash of $55.6 million. The balance sheet movement associated with operating activities in 2003 was attributable primarily to an increase in accounts receivable of approximately $1.9 million due to growth in consolidated revenues, and reductions in accounts payable and accrued liabilities including payments for the settlement of a lawsuit that was previously accrued and a discretionary cash 401(k) plan match of approximately $4.4 million.

Cash used in investing activities

Consolidated investing activities from continuing operations used cash of approximately $41.9 million, $6.2 million and $32.5 million in 2003, 2002 and 2001, respectively. The $35.7 million increase in cash used in 2003 was primarily composed of $7.0 million due to the C&W acquisition, $15.3 million due to the MediaLinq acquisition, payments for two smaller acquisitions exceeding payments for prior year acquisitions by $0.2 million, an increase in capital expenditures of $4.7 million and the purchase of marketable securities of $1.6 million. These uses were offset slightly by the incremental proceeds from the sale of marketable securities of $1.9 million over 2002. Also included in the use of cash from investing activities was $1.4 million composed of the $2.2 million in cash paid to AT&T and outside legal fees related to the EasyLink note, net of $0.8 million in proceeds received from EasyLink. The decrease in cash used in investing activities from continuing operations of $26.3 million from 2001 to 2002 was the result of proceeds from the sale of Voicecom of approximately $7.2 million and the decrease in capital expenditures of approximately $11.8 as part of the Company’s continued efforts to expend resources only on necessary expenditures or those with a high probability of economic benefit.

Cash (used in) provided by financing activities

Consolidated financing activities (used) or provided cash of approximately $(62.6) million, $(5.9) million, and $1.7 million in 2003, 2002 and 2001, respectively. The increase in cash used of $(56.7) million from 2002 to 2003 is primarily the result of the repurchase and redemption of $157.5 million of 2004 Convertible Notes and incremental debt payments for equipment loans and capital leases of $7.0 million paid off in 2003. These uses were offset by the $82.7 million in proceeds from the issuance of the 2008 Convertible Notes, the net borrowings on the Line of Credit of $5.0 million, the incremental proceeds from stock option exercises of $15.0 million and a $5.1 million decreased in the amount of treasury stock being purchased in 2003 as compared to 2002. The increase in cash used of $(7.5) million from 2001 to 2002 is primarily the result of additional treasury stock purchases of $(3.5) million in 2002, increased payments under borrowing arrangements of $(2.6) million from the term loans at Premiere Conferencing and the decrease in the proceeds from long-term borrowings of $(2.5) million as a result of a new $4.0 million loan in 2002 for Premiere Conferencing compared to $6.5 million of borrowings in 2001.

Off-balance sheet arrangements

As of December 31, 2003, the Company did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

At December 31, 2003, the Company’s had the following contractual obligations. The Company is primarily obligated under operating leases for network facilities and office space, the 2004 and 2008 Convertible Notes, semiannual interest payments on the Convertible Notes, outstanding balances and commitment fees on the Line of Credit, remaining cash payments on current and prior year acquisitions and telecommunications contractual minimum purchase agreements.

The following table displays contractual obligations as of December 31, 2003 (in thousands):

Contractual obligation	Total Amounts Committed	Payments due by period Years ended December 31,
		2004	2005	2006	2007	2008	There- After
Operating leases	$52,281	$10,880	$9,359	$7,360	$5,061	$4,363	$15,258
2004 Convertible subordinated notes	15,000	15,000	—	—	—	—	—
2008 Convertible subordinated notes	85,000	—	—	—	—	85,000	—
Annual interest on convertible subordinated notes	20,087	4,681	4,250	4,250	4,250	2,656	—
Current borrowings on line of credit	5,000	—	—	5,000	—	—	—
LOC Commitment fees	680	220	240	220	—	—	—
Restructuring Costs	8,741	4,445	632	442	374	374	2,474
Telecommunications supply agreements	20,733	9,223	8,767	1,103	729	729	182
Acquisitions	4,514	1,443	1,379	1,379	313	—	—
Holding Company headquarters lease liability	6,008	3,084	1,146	1,103	675	—	—
Other long-term liabilities	1,262	—	—	—	—	—	1,262

	$219,306	$48,976	$25,773	$20,857	$11,402	$93,122	$19,176

The Company purchases telecommunication and other network services from MCI under numerous transmission agreements. The Company currently has significant outstanding disputes with MCI regarding charges billed by MCI under these agreements. The Company has asserted that MCI and its affiliates owe credits exceeding $13 million to the Company as of December 31, 2003. MCI, in turn, has disputed a portion of those credits claimed by the Company. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company believes it has appropriately accrued a reasonable estimate for this dispute. If the Company is unable to resolve its billing dispute with MCI or is required to pay MCI an amount greater than is accrued, the Company’s financial condition and results of operations could be materially impacted.

Capital resources

In November 2003, the Company entered into a three-year, senior secured revolving credit facility with LaSalle Bank National Association, as agent (the “Line of Credit”). The credit agreement provides for borrowings up to $60.0 million and is subject to customary covenants for secured credit facilities of this nature. At December 31, 2003, the Company was in compliance with all covenants. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit agreement is, at the Company’s option, the base rate (the greater of the overnight federal funds rate plus 0.5% or the LaSalle Bank prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2003, the applicable margin with respect to base rate loans is 0.75% and the applicable margin with respect to LIBOR loans is 2.25%. As of December 31, 2003, the Company has $5.0 million in borrowings outstanding and has approximately $4.8 million in letters of credit outstanding under the credit facility.

In August 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008 (the “2008 Convertible Notes”). On August 15, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. The 2008 Convertible Notes are convertible at any time at the option of the holder into the Company’s common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share), subject to adjustment in certain events. The Company may provisionally redeem the 2008 Convertible Notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if: (i) the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice; and (ii) the shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. The Company also will make an interest make-whole payment in cash, or at its option, in common stock, or a combination thereof, with respect to all 2008 Convertible Notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. The 2008 Convertible Notes are not subject to redemption through a sinking fund. The net proceeds from this transaction were approximately $82.7 million, and were used to repurchase and redeem a portion of the 2004 Convertible Notes. The redemption price was 100.821% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The principal balance of the 2008 Convertible Notes at December 31, 2003 was $85.0 million.

In June 2002 and September 2001, Premiere Conferencing entered into term equipment loans for $4.0 million and $6.5 million, respectively. In addition, in June 2001, Xpedite entered into a capital lease obligation for expansion at Xpedite’s New Jersey office for approximately $1.1 million. In conjunction with the issuance of the Line of Credit, the Company paid off all of these loans in full in the fourth quarter of 2003.

In July 1997, the Company issued convertible subordinated notes of $172.5 million that mature on July 1, 2004 and bear interest at 5 3/4% (the “2004 Convertible Notes”). The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity plus accrued interest. During the third quarter of 2003, the Company used existing cash and the net proceeds from the 2008 Convertible Notes offering to repurchase and redeem approximately $83.0 million in face value of the 2004 Convertible Notes, resulting in a loss of approximately $1.0 million. During the second quarter of 2003, the Company used existing cash to repurchase approximately $39.5 million in face value of the 2004 Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes. During the fourth quarter of 2003, the Company used existing cash and borrowings on the Line of Credit to redeem $35 million in face value of the 2004 Convertible Notes, resulting in a loss of approximately $0.3 million. The principal balance of the 2004 Convertible Notes at December 31, 2003 was $15.0 million and is classified as a current liability on the consolidated balance sheet as the balance is due July 1, 2004. The interest commitment associated with the remaining 2004 Convertible Notes is $0.9 million and is payable on January 1, 2004 and July 1, 2004.

At December 31, 2003, the Company had no other indebtedness outstanding except for the borrowing against the Line of Credit and the 2004 and 2008 Convertible Notes.

Liquidity

As of December 31, 2003, the Company had $23.9 million of cash and cash equivalents, and $0.6 million of marketable securities available for sale. The Company generated positive operating cash flows from each of its operating segments for the year ended December 31, 2003. Each operating segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and research and development costs for new products and enhancements to existing products, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which the Company does not anticipate, the Company believes that it will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments for at least the next 12 months.

As a result of the 2004 Convertible Notes becoming current during 2003, the principal balance is classified as a current liability on the consolidated balance sheet. The Company believes that it will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments for at least the next 12 months. However, there is no assurance that the Company will generate sufficient cash flow to enable it to repay its 2004 Convertible Notes due July 1, 2004, satisfy its other indebtedness and fund its other liquidity needs. The Company obtained the Line of Credit in November 2003, the proceeds of which could be used to repay the unpaid balance, if any, of the 2004 Convertible Notes when they mature in 2004. At December 31, 2003, the Company had $50.2 million of undrawn available credit on its Line of Credit.

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

Allowance for uncollectible accounts receivable. Prior to the recognition of revenue, the Company makes a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, and changes in the Company’s customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $57.8 million and $51.9 million, net of allowance for uncollectible accounts receivable of $4.5 million and $7.1 million, as of December 31, 2003 and 2002, respectively.

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

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, the Company ceased to amortize approximately $123.1 million of goodwill. The Company recorded approximately $67.4 million of goodwill amortization during 2001. In lieu of amortization, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. A third party review was completed in 2003 and 2002 and no impairment was identified. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 continue to be amortized in accordance with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This pronouncement became effective in 2002. The Company recognizes an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the estimated future cash flows compared to the carrying value of the long-lived asset.

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

See “—Asset impairments” for a discussion of impairments recorded during 2002 and 2001. Net intangible assets, long-lived assets and goodwill amounted to $147.6 million and $130.9 million as of December 31, 2003 and 2002, respectively.

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

Significant management judgment is required in determining the Company’s provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2003 and 2002 was $31.5 million and $22.4 million, net of a valuation allowance of $10.4 million and $5.2 million, respectively. The Company has recorded the valuation allowance due to uncertainties related to its ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.

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

The Company records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. See the “Asset impairments and obligations – investments” section of Management’s Discussion and Analysis” above for a discussion of investment impairments recorded during 2001. Total investments, in the form of marketable securities available for sale, as of December 31, 2003 and 2002 were $0.6 million.

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

Legal contingencies. The Company is currently involved in certain legal proceedings as disclosed in Item 3. “Legal Proceedings,” of this report. Management has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

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

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Consolidated Financial Statements as the Company did not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation requirement of the interpretation in future periods if the Company should own any interest in any variable interest entity.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 7— “Acquisitions and Dispositions” to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”) which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. See “Equity Based Compensation Plans” section of Note 2 —”Significant Accounting Policies” in the Consolidated Financial

Statements for the additional annual disclosures made to comply with SFAS No. 148. As the Company does not intend to adopt the provisions of SFAS No. 123, the Company does not expect the transition provisions of SFAS No. 148 to have a material effect on its results of operations or financial condition.

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

Subsequent Events (Unaudited)

In March 2004, the Company repurchased 50,000 shares of its common stock under the stock repurchase program for approximately $0.4 million.

Risk Factors Affecting Future Performance

Risks Relating to Our Industry

The markets for our products and services are intensely competitive, and we may not be able to compete successfully against existing and future competitors which may make it difficult to maintain or increase our market share and revenues.

The markets for our products and services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which each of our business units compete, see the section entitled “Business – Competition.” Many of our current and potential competitors, such as major telecommunications service providers, have longer operating histories, greater name recognition, more robust product offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their product and service offerings and new competitors are likely to enter our markets. Acquisitions or strategic alliances, including those among existing and new competitors or their attempts to integrate their products and services, may result in greater competition. For example, several independent conferencing companies have recently been acquired by larger companies, including the acquisitions of InterCall and ConferenceCall.com by West Corporation and the acquisition of PlaceWare, Inc. by Microsoft Corp. and subsequent integration of PlaceWare’s services into Microsoft Office System. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

Technological changes and the development of alternatives to our products and services may cause us to lose customers and market share and may hinder our ability to maintain or grow our revenues.

The market for our products and services is characterized by rapid technological change, frequent new product introductions and evolving industry standards. We expect new products and services, and enhancements to existing products and services, to be developed and introduced that will compete with our products and services. Technological advances may result in the development and commercial availability of alternatives to or new methods of delivering, our products and services and pricing options that could be more attractive to our customers. These developments could cause our existing products and services to become obsolete, result in significant pricing pressure on our products and services or allow our existing and potential customers to meet their own telecommunications needs without using our services. For example, if customers more rapidly adopt Internet protocol (“IP”)-based conferencing services or IP-based PBX systems, our results of operations could be adversely affected. We do not typically have long-term contractual agreements with our customers, and any of these developments could result in significant customer loss.

We must continually introduce new products and services in response to technological changes, evolving industry standards and customer demands for enhancements to our existing products and services. For example, in response to evolving industry standards, we recently released fax2MAIL, SecureMAIL and enhancements to our messageREACH, voiceREACH and PremiereCall Auditorium services, but these products and services may not be as successful as those of our competitors. We will not be able to gain market share and increase our revenues if we are unable to develop new products and services, or if we experience delays in the introduction of new products and services. Our ability to successfully develop and market new products and services and enhancements that respond to technological changes, evolving industry standards or customer demands, is dependent on our ability to:

•	foresee changes in industry standards;

•	anticipate and apply advances in technologies;

•	enhance our software, applications, equipment, systems and networks; and

•	attract and retain qualified and creative technical personnel.

We are subject to pricing pressures for our products and services which could cause us to lose market share and decrease revenues and profitability.

We compete for customers based on several factors, including price. A decrease in the rates charged for communications services by our competitors could cause us to reduce the rates we charge for our products and services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, in 2003 and 2002, increased competition and decreased demand for Xpedite’s traditional or “legacy” store and forward fax business resulted in a decrease in Xpedite revenue. Further, if we reduce our rates and our costs of providing our products and services do not decrease proportionately, or if they increase, this could have a material adverse effect on our results of operations.

Continuing softness in the economy has resulted, and may continue to result, in adverse effects on the telecommunications industry.

The downturn in general economic conditions, including the telecommunications services industry, has forced several of our customers and suppliers, including MCI and Global Crossing, to file for protection from creditors under the United States Bankruptcy Code or to reconfigure their capital structure. Some of these companies had significant debt servicing requirements and were unable to generate sufficient cash from operations to both service their debt and to maintain their business operations. We cannot assure you that our customers or suppliers will remain financially viable, or that the measures we follow will be effective. If general economic conditions in the United States remain at current levels for an extended period of time or worsen, our business could be adversely affected.

Risks Relating to Our Business

Our future success depends on market acceptance of our new products and services.

Market acceptance of our new products and services often requires that individuals and enterprises accept new ways of communicating and exchanging information. A decline in the demand for, or the failure to achieve broad market acceptance of, our new products and services could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new products and services will depend on several factors, including:

•	ease of use;

•	price;

•	reliability;

•	accessibility to our services;

•	quality of service;

•	system security;

•	product functionality; and

•	the effectiveness of our strategic marketing and sales efforts and distribution relationships.

If we do not meet these challenges, our new products and services may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these products and services.

Concerns regarding security of transactions and transmitting confidential information over the Internet may have an adverse impact on the market acceptance of our Web-enabled products and services.

The concern regarding the security of confidential information transmitted over the Internet may prevent many potential customers from using Internet-related products and services. If our Web-enabled products and services do not include sufficient security features, our Web-enabled products and services may not gain market acceptance, or we may experience legal exposure. Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruption in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments in efforts to protect against and remedy these types of security breaches. Additionally, as electronic commerce becomes more widespread, our customers will become more concerned about security. If we are unable to adequately address these concerns, we may be unable to sell our Web-enabled products and services.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter our operating results will fail to meet the expectations of public market analysts and investors. In this event, the market price of our common stock will likely decline.

Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

•	the unique nature of strategic relationships into which we may enter in the future;

•	the financial performance of our strategic partners;

•	fluctuations in operating expenses;

•	the reliability and performance of our products and services;

•	the timing of new product and service announcements;

•	market acceptance of new and enhanced versions of our products and services;

•	changes in legislation and regulations that may affect the competitive environment for our products and services; and

•	general economic and seasonal factors.

Increased leverage may harm our financial condition and results of operations.

As of December 31, 2003, we had approximately $105.0 million of outstanding debt, $15.0 million of which related to our convertible notes due 2004 and $85.0 million of which related to our convertible notes due 2008. We have significant interest payment obligations as a result of our existing convertible notes, which totalled $2.1 million for the year ending December 31, 2003. On November 24, 2003, we entered into a three-year $60.0 million revolving credit facility with LaSalle Bank National Association, as agent. As of December 31, 2003, we have $5.0 million in borrowings and approximately $4.8 million in letters of credit outstanding under the credit facility. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flow from operations will be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited.

If we cannot service our indebtedness through normal business operations, we may need to explore strategic alternatives.

If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required, among other things:

•	to seek additional financing in the debt or equity markets;

•	to refinance or restructure all or a portion of our indebtedness;

•	to sell selected assets; or

•	to reduce or delay planned capital expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all.

Our dependence on our subsidiaries for cash flow may negatively affect our ability to meet our debt service obligations.

We conduct substantially all of our business through our subsidiaries. Our ability to meet our cash obligations in the future will be dependent upon the ability of our subsidiaries to make cash distributions to us. The ability of our subsidiaries to make these distributions is and will continue to be restricted by, among other limitations, applicable provisions of governing law and contractual provisions. Our right to participate in the assets of any subsidiary (and thus the ability of our debt holders and our shareholders to benefit indirectly from such assets) is generally subject to the prior claims of creditors, including trade creditors, of that subsidiary except to the extent that we are recognized as a creditor of such subsidiary, in which case our claims would still be subject to any security interest of other creditors of such subsidiary.

One of our customers accounts for a significant amount of revenues, and any loss of business from that customer may hurt our financial performance and cause our stock price to decline.

One of Premiere Conferencing’s customers, IBM, accounts for a significant amount of revenue. Of our consolidated revenues from continuing operations, sales to IBM accounted for approximately 10% in 2001, 12% in 2002 and 11% in 2003. Of Premiere Conferencing segment revenue from continuing operations, sales to IBM accounted for approximately 29% in 2001, 29% in 2002 and 27% in 2003. Premiere Conferencing segment with IBM may not continue at historical levels, and there is no long-term price protection for services provided to IBM. A loss in revenues from IBM or diminution in the relationship with IBM, or a decrease in average sales price without an offsetting increase in volume, could have a material adverse effect on our business, financial condition and results of operations.

If we do not attract and retain highly qualified and creative technical and support personnel, we may not be able to sustain or grow our business.

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

We believe that our continued success will depend to a significant extent upon the efforts and abilities of Boland T. Jones, our Chairman and Chief Executive Officer. The familiarity of Mr. Jones with the markets in which we compete and emerging technologies, such as the Internet, makes him critical to our success. We maintained key man life insurance on Mr. Jones in the amount of $3.0 million, which terminated on December 31, 2003.

If we cannot successfully integrate new technologies, products, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

We continuously integrate new technologies, products, service offerings and systems. We have experienced and may continue to experience difficulty integrating new technologies into our networks. For example, conversion issues in the integration of Voice-over-IP (“VoIP”) delivery into our fax2MAIL service caused a delay in the general availability release of this service. In addition, we experienced system integration issues resulting in higher than normal telecommunications costs and some service outages associated with the transitioning of services off the C&W network following the C&W acquisition in January 2003. If we cannot successfully integrate new technologies, products, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

Downtime in our network infrastructure could result in the loss of significant customers.

We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in locations throughout the world. The delivery of our products and services is dependent, in part, upon our ability to protect the equipment and data at our facilities with telecommunications equipment that routes telephone calls against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time and we may experience downtime in the future. For example, we have suffered and may continue to suffer service interruptions when certain of our telecommunications service providers’ connections drop. In addition, we experienced downtime in our services as a result of the Blaster worm virus in August 2003 and some service outages in the transitioning of services off the C&W network following the C&W acquisition. These types of service interruptions could result in the loss of significant customers, which could cause us to lose revenues. We take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded backup hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. We also maintain business interruption insurance providing for aggregate coverage of approximately $115.0 million per policy year. However, we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

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

Our inability to efficiently utilize or renegotiate minimum purchase requirements in our long distance telecommunications supply agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from telecommunications service providers. Contracts with some of our telecommunications service providers contain minimum purchase requirements through 2009. In addition, certain circuits that we purchase are subject to term requirements, including penalties for early termination of such circuits. The total amount of the minimum purchase requirements in 2003 was approximately $13.7 million, and we incurred metered telecommunications costs in excess of these minimums. It is possible that other suppliers may provide similar services at lower prices and we may not be able to renegotiate our current supply agreements to achieve comparable lower rates. Further, we can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under these agreements. If we are unable to obtain telecommunications services on favorable terms, or if we are required to purchase more services than we are able to utilize in running our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Software failures or errors may result in failure of our platforms and/or networks, which could result in increased costs and lead to interruptions in our services and losses of significant customers and revenues.

The software that we have developed and utilize in providing our products and services may contain undetected errors. Although we generally engage in extensive testing of our software prior to introducing the software onto any of our networks and/or other equipment, errors may be found in the software after the software goes into use. Any of these errors may result in partial or total failure of our networks, additional and unexpected expenses to fund further product development or to add programming personnel to complete a development project, and loss of revenues because of the inability of customers to use our networks or the cancellation of services by significant customers. We maintain technology errors and omissions insurance coverage of $50.0 million per policy aggregate. However, we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses we experience due to our inability to provide services to our customers.

Interruption in long distance telecommunications services could result in service interruptions and a loss of significant customers and revenues.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from long distance telecommunications service providers. We do not own a transmission network. As a result, we depend on MCI, AT&T, Sprint and other providers for transmission of our customers’ long distance telecommunications services. These long distance telecommunications services generally are procured under supply agreements with multi-year terms, some of which are subject to various early termination penalties and minimum purchase requirements. We have not experienced significant losses in the past due to interruptions of long distance telecommunications services, but we might experience these types of losses in the future.

The partial or total loss of our ability to receive or terminate telephone calls could result in service interruptions and a loss of significant customers and revenues.

We depend on local phone companies that provide local transmission services, known as local exchange carriers, for call origination and termination. The partial or total loss of the ability to receive or terminate calls could result in service interruptions and a loss of significant customers and revenues. We have not experienced significant losses in the past due to interruptions of service at originating or terminating carriers, but we might experience these types of losses in the future.

If the delivery of our e-mail messages is limited or blocked, demand for our services may decline.

We depend on our ability to deliver e-mails over the Internet through Internet service providers and private networks. Internet service providers are able to block messages from reaching their users and we do not have, nor are we required to have, agreements with any Internet service providers to deliver e-mails to their customers. As a result, we could experience periodic temporary blockages of our delivery of e-mails to their customers, which would limit the effectiveness of our e-mail marketing. Some Internet service providers also use proprietary technologies to handle and deliver e-mail. If Internet service providers materially limit or block the delivery of our e-mails, or if our technology fails to be compatible with these Internet service providers’ e-mail technologies, then our business, results of operations or financial condition could be materially and adversely affected. In addition, the effectiveness of e-mail marketing may decrease as a result of increased consumer resistance to e-mail marketing in general.

Our inability to resolve pending billing disputes with MCI could result in significant costs or service disruptions.

We purchase telecommunications and other network services from MCI under numerous transmission agreements. Currently, we have several significant outstanding disputes with MCI regarding the charges billed by MCI under those agreements. We have asserted that MCI and its affiliates owe us credits exceeding $13 million. MCI, in turn, has disputed a portion of those credits claimed by us. If we are unable to resolve our billing dispute with MCI or are required to pay MCI an amount greater than is accrued, our financial condition and results of operations could be materially impacted. On October 22, 2003, MCI filed a supplement to its Second Amended Joint Plan of Reorganization, or Plan, under Chapter 11 of the United States Bankruptcy Code. The Plan supplement provides that the settlement agreement and mutual release between us and MCI, dated April 7, 2000, is added to the list of executory contracts that MCI intends to reject pursuant to the terms of the Plan and the Bankruptcy Code. As a party to a rejected executory contract, we may be entitled to damages from MCI for, among other things, breach of contract; however, such a claim, if allowed, would likely be treated as a general unsecured claim under the Plan. We cannot provide assurance that we will be able to resolve our billing disputes with MCI or that we will be successful in asserting any rights of set-off against amounts due to us from MCI. If we are unable to resolve our billing dispute with MCI or if the date for the rejection of our existing telecommunication service agreements is effective prior to renegotiation of these agreements with MCI or migration of traffic to an alternate provider, we could experience increased costs and/or interruptions in service, which could adversely affect our customer relationships, customer retention and results of operations.

Technological obsolescence of our equipment could result in substantial capital expenditures.

Technological advances may result in the development of new equipment and changing industry standards, which could cause our equipment to become obsolete. These events could require us to invest significant capital in upgrading or replacing our equipment. For example, we are currently in the process of introducing IP-based equipment into our bridges and may need to increase our number of ports if adoption of VoIP is more rapid than expected.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods.

We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. With the adoption of SFAS No. 142, we ceased amortizing approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. The review in 2002 resulted in an impairment of certain other intangible assets at Xpedite of approximately $3.2 million. Subsequent reviews could result in impairment write-downs to goodwill and/or other intangible assets. As of December 31, 2003, we had $24.6 million of other intangible assets reflected on our financial statements for which amortization will continue.

We could be required to make payments in the future in connection with the sale of our Voicecom business unit.

In connection with the sale of our Voicecom business unit in March 2002, we agreed to retain certain liabilities relating to our operation of the unit prior to the closing of the transaction, including liabilities for certain taxes, contingent liabilities, litigation claims, and unknown liabilities. As a result, we could incur a liability in the future related to these retained liabilities. In addition, pursuant to the transaction, the buyer assumed or subleased substantially all of the real estate utilized in our Voicecom business unit. The buyer also committed to buy certain telecommunications and other services and to manage and utilize certain regulated and other assets held by our Voicecom operating subsidiaries. As of December 31, 2003, Voicecom owes one of our affiliates approximately $3.8 million for telecommunication services. An affiliate of the buyer guaranteed the timely payment of a substantial portion of these Voicecom liabilities. Of the Voicecom liabilities, approximately $0.1 million as of December 31, 2003 represents capital leases guaranteed by us. Accordingly, in the event the buyer or buyer’s affiliate fails to make payments as required, we could be required to make significant payments in the future.

Our pending shareholder litigation in the United States District Court for the Northern District of Georgia could be costly, time consuming and a diversion to management and, if adversely determined, could result in substantial liabilities.

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. For a description of this shareholder litigation, please see Part I, Item 3. “Legal Proceedings” of this annual report on Form 10-K. Regardless of the ultimate outcome, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages.

Our Articles of Incorporation and Bylaws and Georgia corporate law may inhibit a takeover which may not be in the interests of shareholders.

There are several provisions in our Articles of Incorporation, which we refer to as our Articles, and our Amended and Restated Bylaws, which we refer to as our Bylaws, and Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our Board of Directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of PTEK by means of a tender offer, merger, proxy contest or otherwise. Our Articles also divide the Board of Directors into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the Board of Directors could make it more difficult for a third party to acquire control of PTEK because our shareholders elect only one-third of the members of the Board of Directors each year. We are also subject to provisions of the Georgia Business Corporation Code that relate to business combinations with interested shareholders, which can serve to inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our Articles permit our Board of Directors and the committees and individual members of the Board to consider the interests of various constituencies, including employees, customers, suppliers, and creditors, communities in which we maintain offices or operations, and other factors which they deem pertinent, in carrying out and discharging their duties and responsibilities and in determining what is believed to be in our best interests.

Our rights plan may also inhibit a takeover which may not be in the interests of shareholders.

On June 23, 1998, our Board of Directors declared a dividend of one preferred stock purchase right for each outstanding share of common stock. Each right entitles the registered holder to purchase one one-thousandth of a share of Series C Junior Participating preferred stock at a price of sixty dollars per one-thousandth of a share of Series C Junior Participating preferred stock, subject to adjustment. The rights may have anti-takeover effects because they will cause substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. However, the rights should not interfere with any merger, statutory share exchange or other business combination approved by the Board of Directors since the rights may be terminated by the Board of Directors at any time on or prior to the close of business ten business days after announcement by us that a person has become an acquiring person. The rights are intended to encourage persons who may seek to acquire control of us to initiate an acquisition through negotiations with the Board of Directors. However, the effect of the rights may be to discourage a third party from making a partial tender offer or otherwise attempting to obtain a substantial equity position in our equity securities, or seeking to obtain control of us.

Risks Related to Possible Future Acquisitions

We may decide to pursue future acquisitions, and we may face risks in acquiring and integrating other businesses, products and technologies.

We may decide to pursue future acquisitions of businesses, products and technologies that we believe will complement our business. As a result, we regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	difficulties in the assimilation of the operations, services, products and personnel of the acquired company;

•	diversion of our management’s attention from other business concerns;

•	entry into markets in which we have little or no direct prior experience;

•	potentially dilutive issuances of equity securities;

•	assumption of known and unknown liabilities; and

•	adverse financial impact from the write-off of software development costs and the amortization of expenses related to goodwill and other intangible assets.

For example, we experienced higher than normal telecommunication costs associated with Xpedite’s C&W acquisition in January 2003 and the transitioning of services off of the C&W network. We also recently entered into the financial supply chain management services market with Xpedite’s acquisition of Linkata Technologies in April 2003. If we fail to adequately manage these acquisition risks, the acquisition may not result in revenue growth, operational synergies or product and service enhancements, which could jeopardize the success of the acquisition.

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

If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, they could result in substantial costs.

Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have been and expect to continue to be, subject to third party claims that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. If these types of claims are brought, we ultimately may not prevail and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claim, whether with or without merit, could:

•	be time consuming and a diversion to management;

•	result in costly litigation;

•	cause delays in introducing new products and services or enhancements; or

•	result in costly royalty or licensing agreements.

We have received letters from Ronald A. Katz Technology Licensing, L.P., informing us of the existence of its respective patents and the potential applicability of those patents on our products and services. We are currently considering this matter. Certain of our former Voicecom customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against such customers. We do not believe that we have an obligation to indemnify such customers. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation as a result of any of these claims, and any adverse outcome could have a material effect on our business, financial condition and results of operations.

Risks Related to Government Regulation

Recent regulatory changes may discourage certain customers from using our fax, e-mail and voice messaging services and could adversely impact our results of operations.

Recent legislative and regulatory changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation to curb unsolicited commercial e-mail, or “spam,” and additional restrictions on telemarketing and advertising via facsimile. Xpedite provides services to customers engaged in fax and e-mail communications and telemarketing. In addition, the Telephone Consumer Protection Act of 1991 and associated rules promulgated by the Federal Communications Commission prohibit the sending of unsolicited advertisements via facsimiles, and proscribe certain telemarketing practices. Other recent federal laws are being implemented by the Federal Trade Commission that also substantially regulate telemarketing. Compliance with the new legislation and regulations could have an adverse impact on the volume of fax, e-mail and voice messages sent utilizing Xpedite’s platforms and amount of revenue generated by Xpedite in the United States. In addition, the Company could be subject to litigation concerning its compliance with these new laws and regulations.

Government regulations in the United States and internationally and the legal uncertainties related to the Internet and electronic communications may adversely affect the demand for our services and place financial burdens on our business related to compliance.

Currently, there are few laws or regulations directed specifically at electronic commerce and the Internet. However, because of the Internet’s popularity and increasing use, new laws and regulations may be adopted in the United States and internationally. These laws and regulations may cover issues such as collection and use of data from Internet website visitors, privacy, e-mail, network and information security, “spamming,” pricing, content, copyrights and other intellectual property, the transmission of voice over the Internet, changes in telecommunications regulations, online gambling, distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet, which could impede the growth of our Web-enabled products and services and place additional financial burdens on our business in order to comply with new laws and regulations.

Laws and regulations directly applicable to electronic commerce or Internet communications are becoming more prevalent. For example, the United States Congress has enacted laws regarding on-line copyright infringement and the protection of information collected on-line from children. Although these laws may not have a direct adverse effect on our business, they add to the legal and regulatory uncertainty regarding the Internet and possible future costs of regulatory compliance. Congress also recently enacted legislation to regulate unsolicited commercial e-mail, or “spam.” Certain provisions of the legislation remain to be implemented by federal agencies, including the Federal Trade Commission and the Federal Communications Commission.

Our operations are, and may be subject to laws and regulations in the United States and internationally regulating the unsolicited transmission of facsimile communications and e-mail. We monitor such laws and regulations, and our service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation, fines, losses or other penalties under such laws and regulations.

We may become subject to various government regulations related to traditional telephone service providers, which could impair our ability to deliver our products and services.

Our business is affected by regulatory decisions, trends and policies made by federal, state, local and international telecommunications regulatory agencies. Those authorities may seek to regulate, or to impose requirements applicable to traditional telephone companies upon our services. We use reasonable efforts to ensure that our operations comply with applicable regulatory requirements. However, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of such government authorities as providers of traditional telephone services, we could be temporarily prohibited from providing portions of our services or we could be subject to fines, forfeitures or other penalties for noncompliance.

We may become subject to new laws and regulations involving services and transactions in the areas of electronic commerce, which could increase costs of compliance

In conducting our business, we are subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code, and we are also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Board of Governors of the Federal Reserve System. Congress has held hearings regarding, and various agencies are considering, whether to regulate providers of services and transactions in the electronic commerce market. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, these laws, rules and regulations could be imposed on our business and industry and could result in substantial compliance costs.

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

Because we conduct business outside the United States, some of our expenses and revenues are derived in foreign currencies. In particular, a significant portion of our multimedia messaging business is conducted outside the United States and a significant portion of our revenues and expenses from that business are derived in foreign currencies. Accordingly, we could experience material losses due to fluctuations in foreign currencies. We have not experienced any material losses from fluctuations in currency exchange rates, but we could in the future. We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future.

FORWARD LOOKING STATEMENTS

When used in this Form 10-K and elsewhere by management or PTEK from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology;

•	Market acceptance of new products and services;

•	Our ability to manage our growth;

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected;

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame;

•	Revenues following past or future mergers and acquisitions may be lower than expected;

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected;

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringements claims;

•	Our ability to service or repay all or a portion of our convertible notes issued to the public, a portion of which mature on July 1, 2004 and the remainder of which mature on August 15, 2008;

•	The failure of the purchaser to pay the liabilities assumed in, or incurred after, the sale of the Voicecom business unit;

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

•	Our services may be interrupted and our costs may increase due to the filing by MCI and Global Crossing for protection under Chapter 11 of the United States Bankruptcy Code and MCI’s notice of rejection of some (if not all) of our telecommunication service agreements;

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code;

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	Risks associated with expansion of our international operations;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•	Legislative or regulatory changes, such as the recent Federal Communications Commission’s revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged;

•	Changes in the securities markets may negatively impact us;

•	Increased leverage in the future may harm our financial condition and results of operations;

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;

•	Factors described under the caption “Risk Factors Affecting Future Performance” in this Form 10-K; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission, or the SEC.

PTEK cautions that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-K and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. PTEK takes on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or the date of the statement, if a different date.

RATIO OF EARNINGS TO FIXED CHARGES

The following table presents our historical ratios of earnings to fixed charges for the periods indicated:

	Years ended December 31,
	2003	2002	2001	2000	1999
Ratio (1)	3.34x	2.12x	(2)	(2)	2.98x

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income tax expense, plus fixed charges. Fixed charges consist of:
•	interest expense, which includes interest on capitalized leases and amortization of deferred financing costs, whether expensed or capitalized, and
•	one-fourth of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest.
(2)	Pre-tax income from continuing operations was inadequate to cover fixed charges for the years ended December 31, 2000 and 2001 by approximately $41.9 million and $234.6 million, respectively.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company manages its exposure to these market risks through its regular operating and financing activities. Derivative instruments are not currently used and, if utilized, are employed as risk management tools and not for trading purposes.

At December 31, 2003, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of the Company’s fixed rate convertible subordinated notes outstanding at December 31, 2003 and 2002, by $52.1 million and $17.7 million, respectively.

Approximately 35.3% and 33.0% of the Company’s consolidated revenues from continuing operations and 36.2% and 33.2% of its operating expenses from continuing operations were transacted in foreign currencies in 2003 and 2002, respectively. As a result, fluctuations in exchange rates impact the amount of the Company’s reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for 2003 and 2002 by approximately $13.4 million and $11.2 million and operating expenses for 2003 and 2002 by approximately $10.9 million and $10.5 million, respectively. Historically, the Company’s principal exposure has been related to local currency sales, operating costs and expenses in Europe and Asia Pacific (principally the United Kingdom, Germany and Japan). The Company has not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at December 31, 2003.

Item 8. Financial Statements and Supplementary Data

PTEK Holdings, Inc. and Subsidiaries Index to Consolidated Financial Statements

Independent Auditors’ Report

To the Board of Directors and Stockholders of PTEK Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of PTEK Holdings, Inc. and subsidiaries (“PTEK”) as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of PTEK’s management. Our responsibility is to express an opinion on the 2003 financial statements based on our audit. The financial statements of PTEK as of December 31, 2002, and for each of the years in the two-year period then ended were audited by other auditors whose report, dated March 27, 2003, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements present fairly, in all material respects, the financial position of PTEK Holdings, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2002, PTEK changed its method of accounting for goodwill and other intangible assets to conform to Statement of Financial Accounting Standards No. 142.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 15, 2004

Report of Independent Accountants

To the Board of Directors and Shareholders

of PTEK Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2002 present fairly, in all material respects, the financial position, results of operations and cash flows of PTEK Holdings, Inc. and its subsidiaries at December 31, 2002, and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142 on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 27, 2003

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands, except share data)

	2003	2002
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$23,946	$68,777
Marketable securities, available for sale	575	641
Accounts receivable (less allowances of $4,451 and $7,074, respectively)	57,760	51,909
Prepaid expenses and other current assets	6,348	8,872
Deferred income taxes, net	20,938	15,801

Total current assets	109,567	146,000

PROPERTY AND EQUIPMENT, NET	63,563	63,148

OTHER ASSETS
Goodwill	123,066	123,066
Intangibles, net of amortization	24,553	7,802
Deferred income taxes, net	10,521	6,648
Notes receivable—employees	1,808	2,083
Other assets	6,219	3,346

	$339,297	$352,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$36,621	$37,110
Accrued taxes	10,984	8,250
Accrued expenses	33,891	32,319
Current maturities of long-term debt and capital lease obligations	15,000	4,320
Accrued restructuring costs	4,445	1,898

Total current liabilities	100,941	83,897

LONG-TERM LIABILITIES
Convertible subordinated notes	85,000	172,500
Long-term debt and capital lease obligations	5,000	3,407
Accrued expenses	14,638	7,951

Total long-term liabilities	104,638	183,858

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 57,289,895 and 58,733,628 shares issued in 2003 and 2002, respectively, and 57,289,895 and 53,540,828 shares outstanding in 2003 and 2002, respectively	572	587
Unrealized (loss) gain on marketable securities, available for sale	(110)	276
Additional paid-in capital	602,452	603,883
Unearned restricted share compensation	(813)	(1,913)
Treasury stock, at cost (5,192,800 shares for 2002)	—	(22,112)
Notes receivable, shareholder	(5,343)	(5,042)
Cumulative translation adjustment	(507)	(2,810)
Accumulated deficit	(462,533)	(488,531)

Total shareholders’ equity	133,718	84,338

	$339,297	$352,093

Accompanying notes are integral to these consolidated financial statements

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2003, 2002 and 2001

(in thousands, except share and per share data)

	2003	2002	2001
Revenues	$381,280	$341,253	$330,416
Operating Expenses
Cost of revenues (exclusive of depreciation shown separately below)	133,507	117,663	125,276
Selling and marketing	101,300	88,970	75,494
General and administrative	56,516	55,845	58,291
Research and development	8,569	7,236	11,073
Depreciation	23,575	21,526	20,707
Amortization	6,746	10,876	88,553
Restructuring costs	10,947	1,834	4,608
Asset impairments	—	3,202	100,796
Equity based compensation	2,921	1,871	20,429
Net legal settlements and related expenses	—	7,325	2,331

Total operating expenses	344,081	316,348	507,558

Operating Income (Loss)	37,199	24,905	(177,142)

Other (Expense) Income
Interest expense	(9,603)	(11,510)	(11,544)
Interest income	874	1,482	647
Gain on sale of marketable securities	1,600	930	2,971
Gain on repurchase of bonds	41	—	—
Asset impairment and obligations – investments	—	—	(31,695)
Amortization of goodwill - equity investments	—	—	(1,612)
Other, net	81	(8)	(2,626)

Total other (expense) income	(7,007)	(9,106)	(43,859)

Income (Loss) From Continuing Operations Before Income Taxes	30,192	15,799	(221,001)
Income Tax Expense (Benefit)	3,279	1,376	(11,343)

Income (Loss) from Continuing Operations	$26,913	$14,423	$(209,658)

Discontinued Operation:
Loss from operations of Voicecom (including loss on disposal of $10,343 in 2002)	(1,597)	(16,172)	(53,162)
Income tax benefit	(621)	(3,640)	(20,700)

Loss on discontinued operations	(976)	(12,532)	(32,462)

Net Income (Loss)	$25,937	$1,891	$(242,120)

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$26,913	$14,423	$(209,658)

Net income (loss)	$25,937	$1,891	$(242,120)

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	53,767	53,550	49,998

Basic earnings (loss) per share:
Continuing operations	$0.50	$0.27	$(4.19)
Discontinued operations	(0.02)	(0.23)	(0.65)

Net income (loss)	$0.48	$0.04	$(4.84)

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$27,886	$14,423	$(209,658)

Net income (loss)	$26,910	$1,891	$(242,120)

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	61,301	56,262	49,998

Diluted earnings (loss) per share:
Continuing operations	$0.45	$0.26	$(4.19)
Discontinued operations	(0.01)	(0.23)	(0.65)

Net income (loss)	$0.44	$0.03	$(4.84)

Accompanying notes are integral to these consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable Shareholder	Treasury Stock	Accumulated Deficit	Unrealized Gain (Loss) on Marketable Securities	Unearned Restricted Share Compensation	Cumulative Translation Adjustment	Total Shareholders’ Equity
BALANCE, December 31, 2000	$513	$581,474	$(3,834)	$(12,398)	$(248,302)	$2,316	$—	$(6,363)	$313,406

Other comprehensive loss:
Net loss	—	—	—	—	(242,120)	—	—	—	(242,120)
Translation adjustments	—	—	—	—	—	—	—	588	588
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(1,594)	—	—	(1,594)

Other comprehensive loss									(243,126)

Issuance of common stock:
Exercise of stock options	1	10	—	—	—	—	—	—	11
Treasury stock purchase	—		—	(3,096)	—	—	—	—	(3,096)
401(k) plan match	11	1,584	—	—	—	—	—	—	1,595
Employee stock purchase plan	5	794	—	—	—	—	—	—	799
Restricted stock issued.	38	11,316	—	—	—	—	(3,860)	—	7,494
Stock options issued for severance.	—	1,871	—	—	—	—	—	—	1,871
Stock options and warrants for service		568	—	—	—	—	—	—	568
Stock issued for accrued legal settlement	1	268	—	—	—	—	—	—	269
Issuance of shareholder note receivable	—	—	(759)	—	—	—	—	—	(759)

BALANCE, December 31, 2001	$569	$597,885	$(4,593)	$(15,494)	$(490,422)	$722	$(3,860)	$(5,775)	$79,032

Other comprehensive income:
Net income	—	—	—	—	1,891	—	—	—	1,891
Translation adjustments	—	—	—	—	—	—	—	2,965	2,965
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(446)	—	—	(446)

Other Comprehensive Income									4,410

Issuance of common stock:
Exercise of stock options	5	289	—	—	—	—	—	—	294
Treasury stock purchase	—	—	—	(6,618)	—	—	—	—	(6,618)
401(k) plan match	4	1,625	—	—	—	—	—	—	1,629
Employee stock purchase plan	4	904	—	—	—	—	—	—	908
Restricted stock issued.	2	825	—	—	—	—	(95)	—	732
Stock issued for legal settlement	3	1,307	—	—	—	—	—	—	1,310
Restricted stock cancelled	(0)	(171)	—	—	—	—	171	—	—
Stock compensation in exchange for services	—	10	—	—	—	—	—	—	10
Stock compensation expense	—	—	—	—	—	—	1,871	—	1,871
Income tax benefit from exercise of stock options	—	1,209	—	—	—	—	—	—	1,209
Interest related to shareholder note receivable	—	—	(449)	—	—	—	—	—	(449)

BALANCE, December 31, 2002	$587	$603,883	$(5,042)	$(22,112)	$(488,531)	$276	$(1,913)	$(2,810)	$84,338

Other comprehensive income:
Net income	—	—	—	—	25,937	—	—	—	25,937
Translation adjustments	—	—	—	—	—	—	—	2,303	2,303
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(386)	—	—	(386)

Other comprehensive income									27,854

Issuance of common stock:
Exercise of stock options	39	15,260	—	—	—	—	—	—	15,299
Issuance of Warrant	—	560	—	—	—	—	—	—	560
Treasury stock purchase	—	—	—	(627)	—	—	—	—	(627)
Retirement of treasury stock	(54)	(22,746)	—	22,739	61	—	—	—	—
Stock compensation expense – variable accounting	—	1,099	—	—	—	—	—	—	1,099
Stock compensation in exchange for services	—	866	—	—	—	—	—	—	866
Stock compensation expense – Restricted shares	—	(145)	—	—	—	—	1,100	—	955
Income tax benefit from exercise of stock options	—	3,675	—	—	—	—	—	—	3,675
Interest related to shareholder note receivable	—	—	(301)	—	—	—	—	—	(301)

BALANCE, December 31, 2003	$572	$602,452	$(5,343)	$—	$(462,533)	$(110)	$(813)	$(507)	$133,718

Accompanying notes are integral to these consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$25,937	$1,891	$(242,120)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on discontinued operation	976	12,532	32,462
Depreciation	23,575	21,526	20,707
Amortization	6,746	10,876	88,553
Gain on sale of marketable securities, available for sale	(1,600)	(930)	(2,971)
Gain on repurchase of bonds	(41)	—	—
Non-cash legal settlements and related expenses, net	—	1,310	718
Deferred income taxes	(1,638)	2,516	(25,241)
Restructuring costs, net	6,368	(1,074)	1,669
Equity based compensation	2,921	1,871	20,429
Asset impairments	—	3,202	100,796
Asset impairment and obligations – investments	—	—	31,695
Amortization of goodwill – investments	—	—	1,612
Federal income tax receivable	—	—	(9,208)
Changes in assets and liabilities:
Accounts receivable, net	(1,875)	(2,365)	6,434
Prepaid expenses and other	2,868	3,605	2,879
Accounts payable and accrued expenses	(4,403)	(17,716)	620

Total adjustments	33,897	35,353	271,154

Net cash provided by operating activities from continuing operations	59,834	37,244	29,034

Net cash (used in) provided by operating activities from discontinued operations	—	(5,804)	31,871

Net cash provided by operating activities	59,834	31,440	60,905

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,455)	(13,760)	(25,628)
Proceeds from sale of discontinued operation	—	7,248	—
Sale of marketable securities	2,942	1,038	5,196
Purchase of marketable securities	(1,580)	—	—
Proceeds received on note receivable	800	—	—
Purchase of notes receivable	(2,227)	—	—
Business acquisitions	(23,340)	(701)	(5,828)
Investments	—	—	(3,791)
Other	—	—	(2,497)

Net cash used in investing activities from continuing operations	(41,860)	(6,175)	(32,548)

Net cash used in investing activities from discontinued operations	—	(155)	(2,857)

Net cash used in investing activities	(41,860)	(6,330)	(35,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(174,916)	(3,587)	(996)
Proceeds from long term borrowing arrangements	97,671	4,000	6,500
Purchase of treasury stock, at cost	(627)	(6,618)	(3,096)
Exercise of stock options	15,298	294	11
Issuance of shareholder note receivable	—	—	(759)

Net cash (used in) provided by financing activities from continuing operations	(62,574)	(5,911)	1,660

Net cash used in financing activities from discontinued operations	—	(1,086)	(1,964)

Net cash used in financing activities	(62,574)	(6,997)	(304)

Effect of exchange rate changes on cash and equivalents	(231)	2,641	(164)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(44,831)	20,754	25,032

CASH AND CASH EQUIVALENTS, beginning of period	68,777	48,023	22,991

CASH AND CASH EQUIVALENTS, end of period	$23,946	$68,777	$48,023

Accompanying notes are integral to these consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

PTEK Holdings, Inc., a Georgia corporation, and its subsidiaries (collectively the “Company” or “PTEK”), is a global provider of business communications services, including conferencing (audio conferencing and Web-based data collaboration) and electronic messaging including e-mail, fax, wireless and voice messaging. The Company’s reportable segments align the Company into two decentralized operating segments based on product offerings. These segments are Premiere Conferencing and Xpedite. Through a series of acquisitions from April 1998 through September 1999, PTEK assembled a suite of communications and data services, an international private data network and points-of-presence in regions covering North America, Asia/Pacific and Europe. In addition, the Company had one other reportable segment, Voicecom, which the Company exited through a sale of substantially all its assets, effective March 26, 2002. Voicecom offered a suite of integrated communications services, including voice messaging, interactive voice response services and unified communications.

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

Marketable Securities, Available for Sale

The Company follows Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date. At December 31, 2003 and 2002, investments consisted primarily of common stock. Management considers all such investments as “available for sale.” Common stock investments are carried at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related income tax effect are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Equity Method

Affiliated companies, in which the Company owned 50% or less of the equity ownership, but over which significant influence was exercised, were accounted for using the equity method of accounting. The amount by which the Company’s investment exceeded its share of the underlying net assets was considered to be goodwill and was amortized over a three-year period.

Accounts Receivable

Included in accounts receivable at December 31, 2003 and 2002 was earned but unbilled revenue of approximately $2.1 million and $1.9 million, respectively at Premiere Conferencing, which results from weekly cycle billing that was implemented during the third quarter of 2002. Earned but unbilled revenue is billed within 30 days. Bad debt expense was approximately $2.7 million, $5.1 million and $6.1 million in 2003, 2002 and 2001, respectively.

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

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings at Xpedite and costs incurred to implement a new billing system at Premiere Conferencing are being capitalized. For the years ended December 31, 2003 and 2002, the Company capitalized approximately $3.1 million and $2.9 million, respectively, related to these projects. There were no costs capitalized for the comparable periods in 2001. These capitalized costs are being amortized on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed for the years ended December 31, 2003 and 2002 was approximately $1.3 and $0.3 million, respectively.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill

Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and has historically been amortized using the straight-line method over various lives up to 7 years. With the adoption of SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” which became effective January 1, 2002, the Company no longer records amortization expense associated with goodwill, but instead goodwill is subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. The Company has adopted January 1st as its valuation date and has evaluated these assets as of January 1, 2003 and 2004, and no impairment was identified.

The Company amortized the goodwill of its non-public equity investments in its PtekVentures’ portfolio over a three-year useful life until the second quarter of 2001, at which time the Company wrote off the remaining carrying value of such investments. The amortization is included in “Amortization of goodwill equity investments” and the write off is included in “Asset impairment and obligation investments” in the accompanying consolidated statements of operations. See Note 6— “Investments.”

Valuation of Long-Lived Assets

Management evaluates the carrying values of long-lived assets when significant adverse changes in the economic value of these assets requires an analysis, including property and equipment and other intangible assets. Effective in January 2002, with the adoption of SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS No. 144”) a long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. Prior to adopting FAS No. 144, a long-lived asset was considered impaired when undiscounted cash flows or fair value, whichever was more readily determinable, to be realized from such asset was less than its carrying value. In that event, a loss was determined based on the amount the carrying value exceeded the discounted cash flows or fair value of such asset. Management believes that long-lived assets in the accompanying consolidated balance sheets are appropriately valued. See Note 10— “Asset Impairments.”

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

The Company has adopted the disclosure only provision of SFAS No. 123. Had compensation expense for the Company’s stock option grants described above been determined based on the fair value at the grant date for awards in 2003, 2002 and 2001, consistent with the provisions of SFAS No. 123, the Company’s net loss and loss per share would have been increased to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002	2001
Net income (loss):
As reported	$25,937	$1,891	$(242,120)
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	1,760	1,143	12,482
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,695)	(4,642)	(11,256)

Pro forma net income (loss) for calculating basic net income (loss) per share	$24,002	$(1,608)	$(240,894)

Basic net income (loss) per share:
As reported	$0.48	$0.04	$(4.84)
Pro forma	$0.45	$(0.03)	$(4.82)

Pro forma net income (loss) for calculating basic net income (loss) per share	$24,002	$(1,608)	$(240,894)
Adjustment for assumed conversion of 2008 Convertible Notes, net of tax	973	—	—

Pro forma net income (loss) for calculating diluted net income (loss) per share	$24,975	$(1,608)	$(240,894)

Diluted net income (loss) per share:
As reported	$0.44	$0.03	$(4.84)
Pro forma	$0.41	$(0.03)	$(4.82)

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	2003	2002	2001
Risk-free interest rate	3.1%	3.95%	4.18%
Dividend yield	0%	0%	0%
Volatility factor	62%	76%	90%
Weighted average expected life	3.74 years	3.95 years	3.79 years

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the third quarter of 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. Net of this tax benefit, income from continuing operations for the year ended December 31, 2003 would have been $17.9 million. Net income would have been $16.9 million. Basic income per share from continuing operations would have been $0.33, and net income per share would have been $0.32 for the year ended December 31, 2003. Diluted earnings per share from continuing operations and from net income would have been $0.31 and $0.29, respectively, for the year ended December 31, 2003.

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

Basic and Diluted Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2003 and 2002, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested.

Diluted net income (loss) per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, unvested restricted shares and stock options are potentially dilutive securities during the year ended December 31, 2003 and 2002. In August 2003, the Company issued $85.0 million of 5% convertible subordinated notes due 2008 (the “2008 Convertible Notes”). See Note 11— “Long-Term Indebtedness.” The 2008 Convertible Notes are convertible at any time at the option of the holder into common stock at a conversion price of approximately $6.6944 per share. At December 31, 2003, the conversion price was less than the market value of the Company’s common stock. As a result, the net income available to common shareholders is adjusted for the interest expense related to the assumed conversion on the 2008 Convertible Notes of approximately $1.0 million, and the weighted-average shares outstanding are adjusted for the diluted effect of the 2008 Convertible Notes. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, the 2008 Convertible Notes, and the unvested restricted shares, computed as follows:

	Years Ended December 31,
	2003	2002
Total weighted-average shares outstanding – Basic	53,766,721	53,550,029
Add common stock equivalents:
Stock options	1,731,973	1,633,347
2008 Convertible Notes	4,892,661	—
Unvested restricted shares	909,918	1,078,909

Total weighted-average shares outstanding – Diluted	61,301,273	56,262,285

Foreign Currency Translation

The assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders’ equity. In addition, intercompany loans with foreign subsidiaries generally are considered by the Company to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses related to these balances are recorded in the cumulative translation account on the balance sheet.

Treasury Stock

Treasury stock transactions are recorded at cost. During the second quarter of 2003, at the directive of executive management, the Company cancelled all shares of outstanding treasury stock.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent the Company’s components of other comprehensive income (loss) at December 31, 2003 and 2002. For the years ended December 31, 2003, 2002 and 2001, total other comprehensive income (loss) was approximately $27.9 million $4.4 million and $(243.1) million, respectively. Accumulated other comprehensive loss was $391.5 million at December 31, 2003.

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 had no impact on the Consolidated Financial Statements as the Company did not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2003.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of December 31, 2003. The Company will apply the consolidation requirement of the interpretation in future periods if the Company should own any interest in any variable interest entity.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34. The disclosure provisions of the interpretation are effective for financial statements of interim or annual periods that end after December 15, 2002. However, the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002, irrespective of a guarantor’s year-end. See Note 7— “Acquisitions and Dispositions.”

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

Reclassifications

Certain prior year amounts in the Company’s consolidated financial statements have been reclassified to conform to the 2003 presentation.

3. CESSATION OF SFAS NO. 142 AMORTIZATION

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying value. The balance of goodwill was $123.1 million as of December 31, 2003 and 2002.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	December 31, 2003			December 31, 2002
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$109,047	$(84,494)	$24,553	$90,933	$(83,131)	$7,802

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $6.7 million in 2004, $6.6 million in 2005, $4.7 million in both 2006 and 2007, and $1.3 million in 2008.

Exclusive of SFAS No. 142 amortization, basic and diluted net income (loss) per share for the twelve months ended December 31, 2001 would have been (in thousands, except per share data):

December 31, 2001
Adjusted net income (loss):

Income (loss) from continuing operations	$(209,658)
Add goodwill amortization for Xpedite	57,430
Add goodwill amortization for Premiere Conferencing	7,658

Adjusted income (loss) from continuing operations	$(144,570)
Add goodwill amortization for Voicecom	2,277
Loss from discontinued operations	(32,462)

Adjusted net income (loss)	$(174,755)

December 31, 2001
Adjusted basic net income (loss) per share:

Income (loss) from continuing operations	$(4.19)
Add goodwill amortization for Xpedite	1.15
Add goodwill amortization for Premiere Conferencing	0.15

Adjusted income (loss) from continuing operations	$(2.89)
Add goodwill amortization for Voicecom	0.05
Loss from discontinued operations	(0.66)

Adjusted basic net income (loss) per share	$(3.50)

Adjusted diluted net income (loss) per share:

Income (loss) from continuing operations	$(4.19)
Add goodwill amortization for Xpedite	1.15
Add goodwill amortization for Premiere Conferencing	0.15

Adjusted income (loss) from continuing operations	$(2.89)
Add goodwill amortization for Voicecom	0.05
Loss from discontinued operations	(0.66)

Adjusted diluted net income (loss) per share	$(3.50)

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. RESTRUCTURING COSTS

Consolidated restructuring costs for the years ended December 31, 2003, 2002 and 2001 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2000	2001 Charge To Continuing Operations	2001 Charges to Discontinued Operations	Payments Incurred	Non Cash Costs	Reversal of Accrued Costs	Accrued Costs at December 31, 2001
Accrued restructuring costs:
Severance and exit costs	$698	$4,426	$4,417	$(4,814)	$(2,059)	$—	$2,668
Contractual obligations	290	241	1,515	(663)	(386)	(109)	888
Other	93	125	97	(65)	(3)	(75)	172

Total Restructuring costs	$1,081	$4,792	$6,029	$(5,542)	$(2,448)	$(184)	$3,728

Reversal of charge		$(184)	—

Restructuring costs – statement of operations		$4,608	$6,029

Consolidated	2002 Charge To Continuing Operations	Payments Incurred	Accrued Costs at December 31, 2002	2003 Charge To Continuing Operations	Non Cash Costs
Accrued restructuring costs:
Severance and exit costs	$1,561	$(2,833)	$1,396	$4,966	$—
Contractual obligations	—	(668)	220	5,891	—
Other	273	(163)	282	90	(206)

Total Restructuring costs	$1,834	$(3,664)	$1,898	$10,947	$(206)

Consolidated	Reversal of Accrued Costs	Payments Incurred	Accrued Costs at December 31, 2003
Accrued restructuring costs:
Severance and exit costs	$(52)	$(3,127)	$3,183
Contractual obligations	(201)	(352)	5,558
Other	(76)	(90)	—

Total Restructuring costs	$(329)	$(3,569)	$8,741

Realignment of Workforce – 2003

During the third and fourth quarters of 2003, management executed a plan to reduce annual operating expenses through a reduction in personnel costs related to the Company’s operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to the Company, net of estimated sublease payments. The plan eliminated, through a reduction in workforce of, approximately 135 employees across both business units and at the Holding Company.

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations, including estimated sublease income of $3.1 million, of approximately $5.6 million. During 2003, Xpedite paid approximately $1.5 million related to

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

severance obligations and $0.3 million in contractual obligations. A majority of the contract termination costs relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $4.3 million of this liability has been classified in other long-term liabilities on the balance sheet at December 31, 2003. The remaining restructuring reserve was approximately $7.5 million at December 31, 2003. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During 2003, Premiere Conferencing paid approximately $0.8 million related to severance obligations. The remaining accrual for Premiere Conferencing at December 31, 2003 was approximately $0.2 million. The Holding Company recorded a charge of approximately $0.7 million relating to severance obligations due to the former Chief Legal Officer of which $0.2 million had been paid as of December 31, 2003, leaving a remaining accrual of $0.5 million.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administration costs. The plan called for the reduction of 54 and 5 employees at Xpedite and the Holding Company, respectively. The combined costs associated with the restructuring plan total are $1.5 million, of which $0.7 million and $0.3 million was paid in 2003 and 2002, respectively. Of the remaining balance $0.4 million and $0.1 million will be paid in 2004 and 2005, respectively. Virtually all costs will be paid in cash. This restructuring plan will eliminate approximately $1.4 million and $0.6 million in annual costs at Xpedite and the Holding Company, respectively. Also, in the fourth quarter of 2002 Xpedite decided to exit the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. The costs associated with exiting this business of $0.3 million are primarily non-cash and represent the loss on disposal of the voice messaging assets.

Realignment of Workforce and Facilities – Fourth Quarter 2001

Due to continued revenue declines not anticipated by management in both the Voicecom and Xpedite operating segments in the second half of 2001, plans for additional workforce cost reductions were established and personnel were notified during the fourth quarter of 2001. The plan commitment reduced annual operating expenses by $6.7 million. The plan eliminated, through involuntary separation, approximately 120 non-sales force employees in both Voicecom and Xpedite and eliminated 143 network equipment sites in the Voicecom operating segment. The overall management plan allowed for reinvesting these cost savings into additional sales force employees in order to stabilize the decline in revenues in both operating segments. Accordingly, the Company accrued restructuring costs of approximately $4.1 million associated with this plan commitment. Cash payments in 2003, 2002 and 2001 associated with this plan were $0.2 million, $2.1 million and $1.0 million, respectively. In addition in 2003, the Company was able to terminate a lease for one of the network equipment sites that was eliminated as part of this plan and therefore approximately $0.2 million of costs were reversed to the discontinued operations line item. Of the $4.1 million of costs associated with this plan, approximately $0.7 million of non-cash charges were incurred for severance cost obligations paid through immediately vested stock options issued below market price on the date of grant. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital. The Company paid the remaining severance obligations during 2003 and does not expect any further payments.

Realignment of Workforce and Facilities – Second Quarter 2001

During the second quarter of 2001, management committed to a plan to reduce annual operating expenses by approximately $13.7 million through the elimination of certain operating activities in its Voicecom and Xpedite operating segments, and at the Holding Company, and the corresponding reductions in personnel costs relating to the Company’s operations, sales and administration. The plan eliminated, through involuntary separation, approximately 168 non-sales force employees and allowed the Company to exit duplicative facilities in the Voicecom business segments. Accordingly, the Company accrued restructuring costs of approximately $6.7 million associated with this plan commitment. The Company expects to incur a total of approximately $5.0 million of cash payments related to severance, exit costs and contractual obligations associated with the $6.7 million plan costs. Approximately $1.2 million and $3.8 million of these cash payments were made by December 31, 2002 and 2001, respectively, and were primarily related to severance and exit cost activities. The Company paid the remaining severance obligations during 2003 and does not expect any further payments. Approximately $1.7 million of non-cash charges recorded in 2001 are related to certain executive management severance costs from employee stock option modifications and forgiveness of employee notes receivable. Accordingly, this portion of the restructuring costs was recorded as additional paid-in-capital.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available for sale at December 31, 2003 and 2002 are principally common stock investments carried at fair value based on quoted market prices.

The cost, gross unrealized gains (losses), fair value, proceeds from sale and realized gains are as follows for the years ended December 31, 2003 and 2002 (in thousands):

	Cost	Gross Unrealized Gains (Losses)	Fair Value	Proceeds From Sale	Gross Realized Gains
2003
Easylink	$1,148	$—	$—	$2,119	$971
WebMD	194	—	—	823	629
Other equity securities	754	(179)	575	—	—

	$2,096	$(179)	$575	$2,942	$1600

2002
WebMD	$194	$447	$641	$1,038	$930

2001
WebMD	$300	$1,174	$1,474	$1,777	$1,496
S1	—	—	—	1,191	751
WebEx	—	—	—	2,228	724
Other equity securities	3	—	3	—	—

	$303	$1,174	$1,477	$5,196	$2,971

During 2003, the Company sold all of its 75,000 remaining shares of its investment in WebMD for aggregate proceeds less commissions of $0.8 million and realized gains of approximately $0.6 million. In addition, the Company sold all, of its investment in 1,423,980 shares of Class A common stock of EasyLink Services Corporation (“EasyLink”) which were obtained as part of the settlement agreement with AT&T Corp. and EasyLink for aggregate proceeds less commissions of $2.1 million and realized gains of approximately $1.0 million. See Note 18— “Commitments and Contingencies.” In January 2004, all shares of other securities were sold with realized losses of approximately $0.1 million.

During 2002, the Company sold 133,857 shares of its investment in WebMD for aggregate proceeds less commissions of approximately $1.0 million and realized gains of approximately $0.9 million. At December 31, 2002, the Company held 75,000 shares of WebMD.

During 2001, the Company sold 200,000 shares of its investment in WebMD, 88,596 shares of its investment in S1 Corporation and 120,000 shares of its investment in WebEx for aggregate proceeds less commissions of approximately $5.2 million and realized gains of $3.0 million.

6. INVESTMENTS

The Company continually evaluated the carrying value of its ownership interests in non-public investments in the PtekVentures portfolio for possible impairment that was “other than temporary” based on achievement of business plan objectives and current market conditions. The business plan objectives the Company considered include, among others, those related to financial performance such as achievement of planned financial results, forecasted operating cash flows and completion of capital raising activities and those that are not primarily financial in nature such as the development of technology or the hiring of key employees. The Company has previously taken impairment charges on certain of these investments when it has determined that an “other than temporary” decline in the carrying value of the investment has occurred. Many Internet-based businesses experienced difficulty in raising additional capital necessary to fund operating losses and make continued investments that their management teams believed were necessary to sustain operations. Valuations of public companies operating in the Internet sector declined significantly during 2001. During 2001, market conditions declined for the non-public companies in the PtekVentures portfolio, with certain of these companies filing for bankruptcy and subsequently being liquidated. The remaining portfolio companies’ financial performance and updated financial forecasts for the near term led management to the conclusion that there was an “other than temporary” decline in the carrying value of these companies. Accordingly, the Company decided to exit the venture business and cease future funding in its portfolio companies. As a result, the Company recorded an impairment charge of approximately $29.2 million during the second quarter of 2001 for the remaining carrying value of its non-public company investment portfolio.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2001 and the latter half of 2000, the Company amortized goodwill created by investments that were accounted for under the equity method of accounting. The amount by which the Company’s investment exceeds its share of the underlying net assets is considered to be goodwill, and is amortized over a three-year period. Amortization related to equity investments totaled $1.6 million in 2001, and is included in the Consolidated Statements of Operations as “Amortization of goodwill-equity investments.”

Further, during the fourth quarter of 2001, one of the portfolio companies that was previously impaired defaulted on its credit facility and lease obligation. The Company had provided a standby letter of credit on this credit facility and is a guarantor of the lease obligation. Accordingly, an obligation expense for these guarantees in the entire amount of $2.5 million was recorded at December 31, 2001. During the first quarter of 2002, the Company paid its commitment on the standby letter of credit in the amount of $0.5 million. See Note 18— “Commitments and Contingencies.”

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

In October 2003, PTEK paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of PTEK common stock at $9.36 per share in exchange for a secured promissory note in the original principal amount of $10 million (the “Note”) and 1,423,980 shares of EasyLink’s Class A common stock (the “Stock”) as well as costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method, in accordance with FAS 123 “Accounting for Stock-Based Compenstion.” In addition, PTEK and EasyLink modified the Note to, among other things, amend the payment schedule of the Note as follows: PTEK is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006.

The Note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

7. ACQUISITIONS AND DISPOSITIONS

Xpedite - MediaLinq

In September 2003, Xpedite entered into an asset purchase agreement with Captaris, Inc. (“Captaris”) and its wholly-owned subsidiary MediaTel Corporation (Delaware) (“MediaTel”), whereby Xpedite purchased substantially all of the assets of MediaLinq, an outsource division of Captaris operated by MediaTel. The effective date of this transaction was September 1, 2003, and the results of MediaLinq have been included in the consolidated financial statements since that date. The aggregate purchase price for MediaLinq was approximately $16.0 million, including $15.4 million paid at closing, subject to a post-closing net working capital adjustment, and approximately $0.6 million is estimated transaction fees and closing costs. Xpedite funded the purchase through its existing working capital. In accordance with SFAS No. 141, “Business Combinations,” the purchase price was allocated as follows (in thousands):

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The unaudited pro forma combined historical results, as if MediaLinq had been acquired at the beginning of fiscal 2001 are estimated to be (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenue	$399,026	$364,466	$353,183

Income (loss) from continuing operations	27,387	15,277	(209,349)
Basic income (loss) from continuing operations per share	$0.51	$0.29	$(4.19)
Adjusted income (loss) from continuing operations	28,360	15,277	(209,349)
Diluted income (loss) from continuing operations per share	$0.46	$0.27	$(4.19)

Net income (loss)	26,412	2,744	(241,811)
Basic net income (loss) per share	$0.49	$0.05	$(4.84)
Adjusted net income (loss)	27,384	2,744	(241,811)
Diluted net income (loss) per share	$0.45	$0.05	$(4.84)

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

In January 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs, and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is secured under the Line of Credit. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premiere Conferencing

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

In accordance with SFAS No, 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. The revenues and pre-tax loss for the Voicecom operating segment for the twelve months ended December 31, 2002 and 2001 were (in millions:)

	2002	2001
Revenue	$15.8	$92.5
Pre-tax loss	(5.8)	(53.2)

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

During 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital Communication Services, Inc., a former franchisee of the Voicecom business unit. The arbitrator found that the Digital franchise was constructively terminated in December 2001, and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million has been included in the discontinued operations line in the income statement. See Note 18— “Commitments and Contingencies.”

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY AND EQUIPMENT

Property and equipment at December 31 is as follows (in thousands):

	2003	2002
Computer and telecommunications equipment	$132,262	$116,653
Furniture and fixtures	21,787	20,118
Office equipment	9,887	9,598
Leasehold improvements	15,864	15,219
Capitalized software	6,088	—
Construction in progress	204	—
Building	2,308	2,308

	188,400	163,896
Less accumulated depreciation	124,837	100,748

Property and equipment, net	$63,563	$63,148

Assets under capital leases included in property and equipment at December 31 are as follows (in thousands):

	2003	2002
Furniture and fixtures	$—	$1,055

Subtotal	—	1,055
Less accumulated depreciation	—	214

Property and equipment, net	$—	$841

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following amounts for December 31, 2003 and 2002 (in thousands):

	2003	2002
Goodwill	$123,066	$123,066

Customer lists	$72,961	$56,633
Developed technology	36,086	34,300

	109,047	90,933
Less accumulated amortization	84,494	83,131

	$24,553	$7,802

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets by reportable segment at December 31, 2003 and 2002 (in thousands):

	Premiere Conferencing	Xpedite	Total
Goodwill carrying value at December 31, 2002	$25,523	$97,543	$123,066
Additions	—	—	—
Impairment	—	—	—
Amortization	—	—	—

Goodwill carrying value at December 31, 2003	$25,523	$97,543	$123,066

	Premiere Conferencing	Xpedite	Total
Intangibles carrying value at December 31, 2002	$1,097	$6,705	$7,802
Additions	283	23,214	23,497
Impairment	—	—	—
Amortization	(1,128)	(5,618)	(6,746)

Intangibles carrying value at December 31, 2003	$252	$24,301	$24,553

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense on existing intangible assets is expected to be approximately $6.7 million, $6.6 million, $4.7 million, $4.7 million and $1.3 million in 2004, 2005, 2006, 2007 and 2008, respectively. See Note 10— “Asset Impairments” for further discussion.

10. ASSET IMPAIRMENTS

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment of Disposal of Long Lived Assets” (SFAS No. 144”). The following table summarizes the asset impairments from continuing operations incurred by operating segment for the years ended December 31, 2002 and 2001 (in thousands):

	Xpedite	Premiere Conferencing	Holding Company	Total
2002
Other intangibles	$3,202	$—	$—	$3,202

2001
Goodwill	$91,571			$91,571
Other intangibles	6,679			6,679
Property and equipment, net	777	984	785	2,546

	$99,027	$984	$785	$100,796

During the fourth quarter of 2002, the Company assessed the carrying value of the customer lists at Xpedite pursuant to SFAS No. 144 as Xpedite experienced a decline in revenues in certain international markets during the later half of 2002. Using the best estimate approach, the fair value of certain customer lists associated with the markets experiencing the decline were determined to be less than the carrying value at December 31, 2002, resulting in a $3.2 million asset impairment.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the second half of 2001, business conditions declined significantly in the Xpedite operating segment. The following is a comparison of revenue performance for the first six months of 2001 versus the second six months of 2001 (in thousands).

	First Six Months 2001	Second Six Months 2001	% Change
Revenue	$112,552	$103,113	-8.4%

During the fourth quarter of 2001, the Company assessed the outlook of revenues of certain services and evaluated the potential impairment of certain assets associated with the operating equipment, goodwill and other intangible assets of Xpedite pursuant to SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” Management reviewed the identifiable undiscounted future cash flows, including the estimated residual value to be generated by the assets to be held and used by the business acquired in Xpedite at their asset grouping level. Based on the results of these assessments, the Company recorded the $100.8 million impairment in the fourth quarter of 2001 from continuing operations ($99.0 million of which was related to Xpedite, as discussed further below).

Xpedite impairment - 2001

In Xpedite, a decline in the legacy store and forward fax revenues and weakness in the European and Asia Pacific regions of the business began to occur in the latter part of the third quarter and the early part of the fourth quarter of 2001. Accordingly, management was concerned that a fair value assessment would potentially be lower than the carrying value on the balance sheet. A third party appraisal was performed using a discounted cash flow income approach to valuing the business, using a 15% discount rate. The valuation resulted in an asset impairment related to the Xpedite operating segment of $99.0 million to reflect the carrying value in excess of fair value at December 31, 2001. Of the $99.0 million, property and equipment impairments of $0.7 million at Xpedite related primarily to the abandonment of its Indonesian operations due to declining revenues and profits. Indonesia represented less than 1% of Xpedite revenue.

Other impairments - 2001

Additionally, management recorded asset impairments totaling $1.8 million related to the carrying value of capitalized software associated with certain internal information systems at both Premiere Conferencing and the Holding Company that have been taken out of service.

11. INDEBTEDNESS

Long-term debt and capital lease obligations at December 31 is as follows (in thousands):

	2003	2002
Borrowings on line of credit	$5,000	$—
Notes payable to banks	—	75
Equipment term loan	—	7,081
Capital lease obligations	—	571

Subtotal	$5,000	$7,727
Less current portion	—	4,320

	$5,000	$3,407

In November 2003, the Company entered into a three-year, senior secured revolving credit facility with LaSalle Bank National Association, as agent (the “Line of Credit”). The credit agreement provides for borrowings up to $60.0 million and is subject to customary covenants for secured credit facilities of this nature. At December 31, 2003 the Company was in compliance will all covenants. Proceeds drawn under this credit agreement may be

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit agreement is, at the Company’s option, the base rate (the greater of the overnight federal funds rate plus 0.5% or the LaSalle Bank prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2003, the applicable margin with respect to base rate loans is 0.75% and the applicable margin with respect to LIBOR loans is 2.25%. As of December 31, 2003, the Company has $5.0 million in borrowings outstanding and has approximately $4.8 million in letters of credit outstanding under the credit facility.

In August 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008 (the “2008 Convertible Notes”). On August 15, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. The 2008 Convertible Notes are convertible at any time at the option of the holder into the Company’s common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share), subject to adjustment in certain events. The Company may provisionally redeem the 2008 Convertible Notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to, but excluding, the date of redemption if: (i) the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice; and (ii) the shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. The Company also will make an interest make-whole payment in cash, or at its option, in common stock, or a combination thereof, with respect to all 2008 Convertible Notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. The 2008 Convertible Notes are not subject to redemption through a sinking fund. The net proceeds from this transaction were approximately $82.7 million, and were used to repurchase and redeem a portion of the 2004 Convertible Notes. The redemption price was 100.821% of the principal amount redeemed, plus accrued and unpaid interest to the date of redemption. The principal balance of the 2008 Convertible Notes at December 31, 2003 was $85.0 million.

In June 2002 and September 2001, Premiere Conferencing entered into term equipment loans for $4.0 million and $6.5 million, respectively. In addition, in June 2001, Xpedite entered into a capital lease obligation for expansion at Xpedite’s New Jersey office for approximately $1.1 million. In conjunction with the issuance of the Line of Credit, the Company paid off all these loans in full in the fourth quarter of 2003.

In September 2000, the Company entered into a credit agreement for a one-year revolving credit facility with ABN AMRO Bank N.V. The Agreement provides for borrowings of up to $20.0 million and was amended to provide for borrowings up to $13.5 million. The Company terminated the credit agreement on March 26, 2002 in connection with the sale of its Voicecom business unit.

In July 1997, the Company issued convertible subordinated notes of $172.5 million that mature on July 1, 2004 and bear interest at 5 3/4% (the “2004 Convertible Notes”). The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. Beginning in July 2000, the Convertible Notes were redeemable by the Company at a price equal to 103% of the conversion price, declining to 100% at maturity plus accrued interest. During the third quarter of 2003, the Company used existing cash and the net proceeds from the 2008 Convertible Notes offering to repurchase or redeem approximately $83.0 million in face value of the 2004 Convertible Notes, resulting in a loss of approximately $1.0 million. During the second quarter of 2003, the Company used existing cash to repurchase approximately $39.5 million in face value of the 2004 Convertible Notes, resulting in a gain on the early extinguishment of debt of approximately $1.4 million before taxes. During the fourth quarter of 2003, the Company used existing cash and borrowings on the Line of Credit to redeem $35 million in face value of the 2004 Convertible Notes, resulting in a loss of approximately $0.3 million. The principal balance of the 2004 Convertible Notes at

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003 was $15.0 million and is classified as a current liability on the consolidated balance sheet as the balance is due July 1, 2004. The interest commitment associated with the remaining 2004 Convertible Notes is $0.9 million and is payable on January 1, 2004 and July 1, 2004.

At December 31, 2003, the Company had no other indebtedness outstanding except for the borrowings against the Line of Credit and the 2004 and 2008 Convertible Notes.

12. ACCRUED EXPENSES

Accrued expenses at December 31 are as follows (in thousands):

	2003	2002
Accrued wages and wage related taxes	$11,433	$10,447
Interest payable	2,087	4,994
Accrued commissions	2,489	3,511
Acquisition liabilities	2,598	—
Accrued obligations – investments	—	2,000
Benefits	1,395	1,294
Other employee costs including expenses	1,769	1,232
Office expenses (deferred rent, utilities, supplies, etc.)	1,053	1,011
Accrued professional fees	3,105	2,050
Other	7,962	5,780

	$33,891	$32,319

Long-term accrued expenses at December 31 are as follows (in thousands):

	2003	2002
Holding Company headquarter lease liability
Lease liabilities	$6,008	$7,009
Acquisition liabilities	3,071	—
Long-term accrued restructuring	4,297	—
Other	1,262	942

	$14,638	$7,951

13. FINANCIAL INSTRUMENTS

The estimated fair value of certain financial instruments at December 31, 2003 and 2002 is as follows (in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$23,946	$23,946	$68,777	$68,777
Marketable securities, available for sale	575	575	641	641
2004 and 2008 convertible subordinated notes (see Note 11)	100,000	150,800	172,500	150,075
Notes payable, line of credit, long-term debt and capital leases (see Note 11)	5,000	5,000	7,727	7,727

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of cash and cash equivalents, marketable securities, accounts receivable and payable, and accrued expenses approximates fair value due to their short maturities. The fair value of the Convertible Notes is estimated based on market quotes. The carrying value of notes payable, Line of Credit, long-term debt and capital lease obligations does not vary materially from fair value at December 31, 2003 and 2002.

14. EQUITY BASED COMPENSATION CHARGES AND SHAREHOLDERS’ EQUITY

Equity Based Compensation Charges

The following summarizes the components of equity-based compensation expense for the years ended December 31, 2003, 2002 and 2001 (in thousands, except share data):

	Earned		Unearned
	Shares	Dollars	Shares	Dollars
2003
Deferred compensation for the vesting of restricted shares issued in option exchange	169,812	$564	80,000	$266
Deferred compensation for the vesting of restricted shares issued to executive management	192,000	392	192,000	547
Variable compensation expense related to options not tendered in option exchange		1,099
Options and restricted shares issued for services rendered		866

	361,812	$2,921	272,000	$813

2002
Deferred compensation for the vesting of restricted shares issued in option exchange	401,950	$1,335	185,112	$615
Deferred compensation for the vesting of restricted shares issued to executive management	160,000	536	416,000	1,298

	561,950	$1,871	601,112	$1,913

2001
Options exchanged for restricted shares	1,765,969	$5,807	638,592	$2,120
Restricted shares issued to executive management	826,194	2,483	576,000	1,740
Note forgiveness related to restricted shares in former affiliates and related taxes (see Note 17)		11,072
Compensation to management in association with restricted shares in former affiliates		497
Options and restricted shares issued for services rendered	15,000	570

	2,607,163	$20,429	1,214,592	$3,860

Options exchanged for restricted shares

Due to declines in the Company’s share price over the course of the several years prior to 2001, most option holders had options with exercise prices in excess of the market price of Company stock. In order to provide better performance incentives for employees and directors and to align the employees’ and directors’ interests with those of the shareholders, in the fourth quarter of 2001 the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the line item “Unearned restricted share compensation.” This

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. In 2003 and 2002, approximately 170,000 and 402,000 shares vested, and equity based compensation expense of $0.6 million and $1.3 million was recognized, respectively. Assuming all employees at December 31, 2003 will remain employed by the Company through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued in the option exchange will be $0.3 million in 2004.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At December 31, 2003, this option count was approximately 397,000 due to the sale of Voicecom, exercises subsequent to the date of exchange and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.23 to $29.25. At December 31, 2003, a charge of approximately $1.1 million was recorded because the market value of the Company’s common stock was greater than the exercise price of a portion of the options. At December 31, 2002 and 2001, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Restricted shares issued to management

Certain members of management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The remaining restricted shares vest on a straight-line basis through 2004, and the equity based compensation expense recorded in 2003 was $0.4 million. The anticipated remaining equity based compensation expense resulting therefrom will be approximately $0.5 million for 2004.

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

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. During 2003 several of these loans, including interest, were paid off leaving a principal balance at December 31, 2003 of $1.7 million. The total interest accrued on these loans as of December 31, 2003 was approximately $0.1 million. The Company is obligated to make additional loans to pay taxes associated with the future vesting of restricted shares, but the dollar amount of such loans cannot be determined at this time.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Options and restricted shares issued for services rendered

In 2003, the Company has recognized approximately $0.9 million of non-cash stock compensation expense. Of this expense, $0.4 million relates to non-employees, $0.2 million relates to employees and $0.3 million relates to the acceleration of options associated with the resignation of several board members. In 2001, the Company issued stock options and restricted shares of Company Common Stock to consultants for various consulting services performed for the Company.

Shareholders’ Equity Components

Stock option exercises

During 2003, 2002 and 2001, stock options were exercised under the Company’s stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code, as amended (the “Code”). Approximately $3.7 million, $1.2 million and $0.0 million was recorded as increases in additional paid-in capital reflecting tax benefits to be realized by the Company as a result of the exercise of such options during the years ended December 31, 2003, 2002 and 2001, respectively.

Stock repurchase program

In the second quarter of 2000, the Company’s Board of Directors authorized a stock repurchase program under which PTEK may purchase up to 10% of the then outstanding shares of its common stock, or approximately 4.8 million shares. During 2002, the Company repurchased approximately 1.8 million shares of its common stock under the program for approximately $6.6 million. During 2001, the Company repurchased approximately 1.1 million shares of its common stock under this program for approximately $3.1 million. In January 2003, the Board of Directors of the Company approved an increase in its 2000 stock repurchase program by authorizing the repurchase of up to an additional 10% of the Company’s outstanding common stock, or approximately 5.4 million shares. See Note 22— “Subsequent Events.”

Associate stock purchase plan

The Company offered an associate stock purchase plan to provide eligible employees an opportunity to purchase shares of its common stock through payroll deductions. See Note 15— “Equity Based Compensation Plans” for plan details. Approximately 378,002 and 480,965 shares of common stock valued at approximately $0.9 million and $0.8 million were issued under this plan in 2002 and 2001, respectively. The plan was terminated effective January 14, 2003.

Shares issued for legal settlement

During 2002, the Company issued approximately 249,000 shares and $1.8 million in cash as payment of the class action lawsuit, net of legal expenses. The aggregate value of the shares was approximately $1.3 million and is included in common stock and additional paid in capital.

Shareholder notes receivable

The shareholder notes receivable relates to transactions where the Company made loans to the CEO of the Company and to a limited partnership in which the CEO has an indirect interest in association with exercises of options to purchase the Company’s common stock. Loan advances totaled $0.8 million and $2.8 million during 2001 and 2000, respectively. See Note 17— “Related Party Transactions.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. EQUITY BASED COMPENSATION PLANS

The Company issues restricted stock awards, stock options or stock appreciation rights to employees, directors, non-employee consultants and advisors under the following equity based compensation plans: the 1995 Stock Plan (the “1995 Plan”), the 1998 Stock Plan (the “1998 Plan”) and the 2000 Directors Stock Plan (the “Directors Plan”). These plans are administered by committees consisting of members of the board of directors of the Company.

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

The Company has adopted the associate stock purchase plan to encourage associates of PTEK to acquire a proprietary interest, or to increase their existing interest in the Company. The company reserved 1,750,000 shares of common stock for purchase by associates under the plan. Approximately 378,000 and 481,000 shares of common stock valued at approximately $0.9 million and $0.8 million were issued under the plan in 2002 and 2001, respectively. The plan was terminated effective January 14, 2003.

On April 26, 2000, the Board of Directors approved the Directors Plan which was subsequently approved by the shareholders on June 7, 2000. On June, 5, 2002, the shareholders approved an increase in the shares available for awards by 1.0 million. The class of persons to participate in this plan consists solely of persons who, at the date of grant of Options, are directors of the Company and are not employed by the Company or any of its subsidiaries or affiliates. Under the Directors Plan, the maximum number of shares that may be issued is 2.0 million, of which no more than 10% shall be granted in the form of restricted stock, subject to antidilution adjustments as defined by the Plan.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s stock plans is as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2000	14,483,299	$6.67
Granted	3,589,584	2.65
Exercised	(158,551)	0.07
Exchanged for restricted shares	(6,008,327)	6.23
Forfeited	(1,649,555)	6.34

Options outstanding at December 31, 2001	10,256,450	$5.49
Granted	933,710	3.44
Exercised	(548,117)	0.54
Forfeited	(1,670,723)	6.59

Options outstanding at December 31, 2002	8,971,320	$5.36
Granted	2,704,110	5.42
Exercised	(4,008,933)	3.97
Forfeited	(1,046,742)	8.43

Options outstanding at December 31, 2003	6,619,755	$5.75

The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Remaining Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0 - $4.99	2,406,169	6.15	$3.30	1,104,271	$2.89
$5.00 - $9.99	3,604,220	4.57	6.24	2,161,720	6.00
$10.00 - $14.99	411,079	1.53	10.39	411,079	10.39
$15.00 - $30.00	198,287	1.92	16.93	198,287	16.93

	6,619,755	4.88	$5.75	3,875,357	$6.14

During 2003, there were no options granted whose exercise price was less than the market price of the stock on the date of the grant. Options exercisable at December 31, 2003 and 2002 were 3,875,357 and 6,671,565, respectively.

16. EMPLOYEE BENEFIT PLANS

The Company sponsors a defined contribution retirement plan covering substantially all full-time employees. This plan allows employees to defer a portion of their compensation and associated income taxes pursuant to Section 401(k) of the Code. The Company may make discretionary contributions for the benefit of employees under this plan. In 2003, the Company paid cash of $1.0 million to fund its discretionary employee contribution under the Company’s 401(k) plan. The Company issued 405,241 and 1,108,109 shares of its common stock during 2002 and 2001 respectively at a value of $1.6 million in each year to fund its discretionary employee contribution match under the Company’s 401(k) plan.

17. RELATED-PARTY TRANSACTIONS

The Company has in the past entered into agreements and arrangements with certain officers, directors and principal shareholders of the Company.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes receivable – shareholder

The Company has made loans to the CEO of the Company and a limited partnership in which he has an indirect interest. These loans were made pursuant to the CEO’s then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable Federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans, including accrued interest, are recorded in the equity section of the balance sheet under the caption “Notes receivable, shareholder.” At December 31, 2003, the aggregate amount of these loans was $5.3 million.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans, including accrued interest, are recorded in the long-term asset section of the balance sheet under the caption “Notes receivable—employees.” At December 31, 2003, the aggregate amount of these loans were $1.8 million. See “Notes Receivable—employees” in Note 14— “Equity Based Compensation Charges and Shareholders’ Equity.”

Use of airplane

During 2003, 2002 and 2001, the Company leased the use of an airplane from a limited liability company that is owned 99% by the Company’s Chief Executive Officer and 1% by the Company. In connection with this lease arrangement, the Company has incurred costs of $0.9 million, $1.9 million and $2.2 million in 2003, 2002 and 2001, respectively, to pay the expenses of maintaining and operating the airplane. In July 2003, the Company terminated this lease arrangement.

Loans associated with restricted shares in former affiliates

During the second quarter of 1999, the Company awarded restricted share grants to the Chief Executive Officer, Chief Operating Officer and certain other officers of Company-owned shares held in certain investments in affiliates. See “Loans and note forgiveness associated with restricted shares in former affiliates and related taxes” in Note 14— “Equity Based Compensation Charges and Shareholders’ Equity.”

Strategic co-marketing arrangement

The Company had a strategic co-marketing arrangement with WebMD. The terms of the agreement provided for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase the Company’s products. The Company, in turn, was obligated to purchase portal rights from WebMD for $4.0 million over four years to assist in marketing its products. Under this agreement, which expired on February 17, 2003, the Company recognized revenue of approximately $0.4 million, $2.5 million and $2.5 million in 2003, 2002 and 2001, respectively.

18. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

The Company leases computer equipment, automobiles, office space and other equipment under noncancelable lease agreements. The leases generally provide that the Company pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2003 are as follows (in thousands):

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2004	$10,880
2005	9,359
2006	7,360
2007	5,061
2008	4,363
Thereafter	15,258

Net minimum lease payments	$52,281

Rent expense under operating leases was approximately $13.2 million, $10.2 million and $8.0 million and for the years ended December 31, 2003, 2002 and 2001, respectively. Facilities rent is reduced by sublease income of approximately $0.2 million, $0.0 million and $0.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. In 2003, facilities rent was reduced by approximately $0.4 million associated with contractual obligations provided for in the restructuring charge.

Supply Agreements

The Company purchases telecommunications services pursuant to supply agreements with telecommunications service providers. These contracts generally provide fixed transmission prices for terms of three to five years, but are subject to early termination in certain events. No assurance can be given that the Company will be able to obtain telecommunications services in the future at favorable prices or at all, and the unavailability of telecommunications services, or a material increase in the price at which the Company is able to obtain telecommunications services, would have a material adverse effect on the Company’s business, financial condition and results of operations. Some of the Company’s telecommunications supply agreements contain commitments that require that the Company purchase a minimum amount of services through 2009. These costs are approximately $20.7 million, $9.2 million, $8.8 million, $1.1 million, $0.7 million, $0.7 million and $0.2 million in 2004 through 2009, respectively. The total amount of the minimum purchase requirements in 2003 was approximately $13.7 million, of which the Company incurred costs in excess of these minimums.

MCI Telecommunication Service Agreements

The Company purchases telecommunication and other network services from MCI under numerous transmission agreements. The Company currently has significant outstanding disputes with MCI regarding charges billed by MCI under these agreements. The Company has asserted that MCI and its affiliates owe credits exceeding $13 million to the Company. MCI, in turn, has disputed a portion of those credits claimed by the Company. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company believes it has appropriately accrued a reasonable estimate for this dispute. If the Company is unable to resolve its billing dispute with MCI or is required to pay MCI an amount greater than is accrued, the Company’s financial condition and results of operations could be materially impacted. On October 22, 2003, MCI filed a supplement (the “Plan Supplement”) to its Second Amended Joint Plan of Reorganization under Chapter 11 of the United States Bankruptcy Code (the “Plan”). The Plan Supplement provides that the settlement agreement and mutual release entered into by the Company and MCI dated April 7, 2000 (the “Settlement Agreement”) is added to the list of executory contracts that MCI intends to reject pursuant to the terms of the Plan and the Bankruptcy Code. As a party to a rejected executory contract, the Company may be entitled to damages from MCI for, among other things, breach of contract; however, such a claim, if allowed, would likely be treated as a general unsecured claim under the Plan. The Company cannot provide assurance that it will be able to resolve its billing disputes with MCI or that it will be successful in asserting any rights of set-off against amounts due to the Company from MCI. If the Company is unable to resolve its billing dispute with MCI or if the date for the rejection of the Company’s existing telecommunication service agreements is effective prior to renegotiation of these agreements with MCI or migration of traffic to an alternate provider, the Company could experience increased costs and/or interruptions in service, which could adversely affect the Company’s customer relationships, customer retention and results of operations.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Exchange Act of 1933, as amended (the “Securities Act”), and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By Order dated September 26, 2003, the Court granted in its entirety the defendants’ Motion for Summary Judgment and denied as moot the defendants’ Motion in Limine. On September 30, 2003, the Court entered judgment for the defendants and against the plaintiffs. Plaintiffs have appealed the Court’s rulings on summary judgment to the 11th Circuit. That appeal is pending.

On December 10, 2001, Voice-Tel filed a Complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The Complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered Voice-Tel’s Complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party Plaintiff in the lawsuit against JOBA and Digital. On March 31, 2003, the Federal court granted PTEK and PCI’s Motion for Summary Judgment, and dismissed them from the case. The court also granted Partial Summary Judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. On 2004, JOBA filed a Motion for Relief from the Summary Judgment Orders dismissing PTEK and PCI as well as a Motion to Disqualify Counsel for plaintiffs and third party defendants to which plaintiffs and third party defendants responded and objected. The trial court has not yet ruled on these motions and there is no date set for trial in the federal case.

On August 28, 2003, the arbitrator issued his ruling relating to the Digital franchise disputes. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. The arbitration award was paid in full by Voice-Tel in November 2003.

On November 17, 2003, Xpedite filed suit against Cable & Wireless USA, Inc. (“C&W”) in the Superior Court of Fulton County, Georgia. The lawsuit arises out of Xpedite’s purchase of certain voice, email and fax messaging assets from C&W. Pursuant to a transaction services agreement C&W was to continue to provide certain services to Xpedite until such time C&W circuits were assigned to Xpedite. Xpedite alleges that C&W failed to perform these services in accordance with the agreement and improperly invoiced Xpedite for charges incurred by CW which were not provided for in the agreement. On November 18, 2003, a day after the above-referenced Georgia lawsuit was filed, C&W filed a Complaint against Xpedite in Virginia State Court. The Virginia lawsuit sought recovery for those charges allegedly incurred by C&W relating to C&W’s telecommunications charges of not less than $776,619.49. Xpedite answered the Virginia Complaint, denying that is was liable for the charges. Xpedite also asserted counterclaims against C&W, which were identical to the claims set forth in Xpedite’s Georgia Complaint. C&W filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 2003. In 2004, the Georgia lawsuit by Xpedite was dismissed without prejudice, and the Virginia lawsuit by C&W was stricken from the docket without prejudice to either party. In February 2003, Xpedite filed a proof of claim in the C&W bankruptcy case asserting a claim in the case based on the same facts as set forth in the Georgia lawsuit. While Xpedite expects this claim to be dealt with in the C&W bankruptcy case’s claim resolution process, at this time the Company cannot predict the outcome of the claim.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company is also involved in various other legal proceedings which the Company does not believe will have a material adverse effect upon the Company’s business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

The Company has settled the litigation matter described below.

On March 25, 2003, EasyLink Services Corporation (“EasyLink”) filed an amended complaint against the Company, Xpedite and AT&T Corp. (“AT&T”), in the Superior Court of New Jersey, Chancery Division: Middlesex County (referred to as “EasyLink I”). EasyLink’s complaint alleged, among other things, that the Company entered into agreements to purchase a secured promissory note in the original principal amount of $10 million (the “Note”) and 1,423,980 shares of EasyLink’s Class A common stock (the “Stock”) for the purpose of obtaining EasyLink’s business by using the acquired securities to block a debt restructuring that EasyLink was allegedly pursuing with its creditors, including AT&T, and for other improper motives. EasyLink claimed that these various actions have impaired its ability to restructure its debt effectively and caused it to suffer various other commercial losses. On July 11, 2003, the court entered an order granting AT&T’s, the Company’s and Xpedite’s motions to dismiss EasyLink’s complaint, without prejudice and without costs. EasyLink appealed, and the Company and Xpedite cross-appealed on the ground that the lower court should have dismissed the claims “with prejudice.” Simultaneously with noticing an appeal, EasyLink filed a new complaint on July 31, 2003 against the Company, Xpedite and AT&T in the Law Division of the same Superior Court (referred to as “EasyLink II”). The claims against the Company and Xpedite in EasyLink II, which substantially reasserted allegations from EasyLink I, are styled “unfair competition” and “tortious interference with contracts/prospective business advantage.” On October 20, 2003, the parties entered into a settlement agreement for EasyLink I and EasyLink II. Pursuant to the settlement, EasyLink consented to the transfer of the Note and the Stock to PTEK and the parties agreed to dismiss with prejudice the lawsuits and exchanged mutual releases. In exchange for the Note and Stock, PTEK paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of PTEK common stock at $9.36 per share and costs associated with the investment. In addition, PTEK and EasyLink modified the Note to, among other things, amend the payment schedule of the Note as follows: PTEK is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced on December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006.

19. INCOME TAXES

Income tax (benefit) provision from continuing operations for 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Current:
Federal	$382	$—	$(9,125)
State	355	997	241
International	4,592	(1,216)	2,373

	$5,329	$(219)	$(6,511)

	2003	2002	2001
Deferred:
Federal	$(1,550)	$2,192	$2,739
State	—	(597)	(1,321)
International	(500)	—	(6,250)

	(2,050)	1,595	(4,832)

	$3,279	$1,376	$(11,343)

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the statutory federal income tax rate and the Company’s effective income tax rate applied to income before income taxes from continuing operations for 2003, 2002 and 2001 is as follows (in thousands):

	2003	2002	2001
Income taxes at federal statutory rate	$10,683	$5,528	$(77,351)
State taxes, net of federal benefit	355	997	(1,164)
Foreign taxes	1,766	(2,150)	(3,689)
Change in valuation allowance	—	(5,992)	21,743
Other permanent differences	(9,525)	2,993	49,118

Income taxes at the Company’s effective rate	$3,279	$1,376	$(11,343)

During 2003, the Company reviewed its provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $9.0 million. In addition, during the 2003, the Company utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. During the year ending December 31, 2002, the Company realized tax benefits of approximately $5.6 million of which approximately $1.0 million and $4.6 million were realized in the third and fourth quarters of 2002, respectively, due to changes in previous estimates. This $5.6 million tax benefit consisted of approximately $3.4 million related to foreign taxes and approximately $2.2 million related to revised estimates of deferred tax asset and liability values.

Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$34,916	$29,828
Intangible assets	3,501	3,418
Restructuring costs	5,286	2,809
Accrued expenses	4,996	8,264
Other tax credits	4,085	1,820
Capitalized software	—	619
Investments	43	—

	$52,827	$46,758

	2003	2002
Deferred tax liabilities:
Property and equipment	$(2,087)	$(3,176)
Capitalized software	(1,305)
Intangible assets	—	(427)
Unrealized gain on marketable equity securities	—	(175)
Other liabilities	(7,590)	(15,300)

	(10,982)	(19,078)
Valuation allowance	(10,386)	(5,231)

Deferred income taxes, net	$31,459	$22,449

The Company is required to estimate its taxes in each jurisdiction of operation. This process involves management estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The ultimate recognition of uncertain tax matters is realized in the period of resolution.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2003, the Company had federal income tax net operating loss carryforwards of approximately $75.8 million expiring in 2005 through 2022. The utilization of some of the net operating losses are subject to Internal Revenue Code Section 382 limitations due to prior ownership changes. Tax benefits of approximately $3.7 million, $1.2 million and $0.0 million in 2003, 2002 and 2001, respectively, are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

The Company intends to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. According, no provision for U.S. income taxes for non-U.S. subsidiaries was recorded in the accompanying Consolidated Statements of Earnings.

During the year ended December 31, 2003, the valuation allowance increased by $5.2 million. The change was the result of several factors including the recognition of $2.9 million and $1.6 million of state and foreign operating loss carry forwards, respectively, for which a valuation allowance as placed on the entire assets. In addition, a $1.2 million valuation allowance was places on tax credits claimed during the year and the valuation allowance decreased by approximately $0.5 million due to the expiration of certain tax credits.

20. STATEMENT OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	2003	2002	2001
Cash paid (received) during the year for:
Interest	$12,535	$10,403	$11,283
Income taxes, net	$(4,948)	$(8,217)	$(4,505)

Cash paid for acquisitions accounted for as purchases are as follows:
Fair value of assets acquired	$—	$—	$5,828
Less liabilities assumed	—	—	—
Less common stock issued to sellers	—	—	—
Cash paid for transaction costs and liabilities assumed	23,340	701	—

Net cash paid	$23,340	$701	$5,828

Non-cash investing and financing activities:

During 2002 and 2001, the Company made a discretionary contribution of $1.6 million for the benefit of employees in Company stock. Additionally during 2001, the Company acquired $5.9 million of equipment though capital leases and the Company exchanged options for restricted stock.

21. SEGMENT REPORTING

The Company’s reportable segments align the Company into two operating segments based upon product offerings. These segments are Premiere Conferencing and Xpedite.

One of Premiere Conferencing’s customers, IBM, accounts for a significant amount of revenue. Sales to that customer accounted for approximately 11% of consolidated revenues from continuing operations (27% of Premiere Conferencing’s revenues) in 2003, 12% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2002 and 10% of consolidated revenues from continuing operations (29% of Premiere Conferencing’s revenues) in 2001.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Year Ended December 31,
	2003	2002	2001
REVENUES:
Revenues from continuing operations:
Xpedite	$223.8	$202.9	$215.7
Premiere Conferencing	157.7	138.5	115.1
Eliminations	(0.2)	(0.1)	(0.4)

	$381.3	$341.3	$330.4

Revenues from discontinued operations:
Voicecom	—	15.8	92.5

	$381.3	$357.1	$422.9

INCOME (LOSS):
Income (loss) from continuing operations:
Xpedite	$27.8	$22.1	$(123.7)
Premiere Conferencing	25.3	24.3	6.7
Holding Company	(26.2)	(31.7)	(92.7)
Eliminations	—	(0.3)	(0.0)

	$26.9	$14.4	$(209.7)

Loss from discontinued operations:
Voicecom	(1.0)	(12.5)	(32.4)

Net income (loss):	$25.9	$1.9	$(242.1)

	As of December 31,
	2003	2002	2001
IDENTIFIABLE ASSETS:
Xpedite	$216.1	$190.5	$214.5
Voicecom	—	—	40.2
Premiere Conferencing	78.9	75.5	69.0
Holding Company	44.3	86.1	62.7

Total	$339.3	$352.1	$386.4

(1)	Eliminations are primarily comprised of revenue eliminations from business transacted between Xpedite and Premiere Conferencing.

Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2003	2002	2001
Xpedite	$14.2	$13.1	$12.8
Premiere Conferencing	8.4	7.5	7.1
Holding Company	1.0	0.9	0.8

Total depreciation expense from continuing operations.	$23.6	$21.5	$20.7

Information concerning capital expenditures for each reportable segment is as follows (in millions):

	2003	2002	2001
Xpedite	$10.2	$7.1	$15.8
Premiere Conferencing	8.3	6.7	9.8

Total capital expenditures from continuing operations.	$18.5	$13.8	$25.6

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial information based on the Company’s continuing geographic segments for the years ended December 31, 2003, 2002 and 2001 (in millions):

	Net Revenues	Operating Income (Loss)	Identifiable Assets
2003
North America	$246.9	$22.2	$272.4
Asia Pacific	65.0	4.2	28.3
Europe	69.4	10.8	38.6

Total	$381.3	$37.2	$339.3

2002
North America	$228.8	$20.5	$285.3
Asia Pacific	55.9	2.6	25.8
Europe	56.6	1.8	41.0

Total	$341.3	$24.9	$352.1

2001
North America	$223.8	$(157.8)	$321.9
Asia Pacific	56.2	(6.1)	27.1
Europe	50.4	(13.2)	37.4

Total	$330.4	$(177.1)	$386.4

22. SUBSEQUENT EVENTS (UNAUDITED)

In March 2004, the Company repurchased 50,000 shares of its common stock under the stock repurchase program for approximately $0.4 million.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2003. Certain prior quarter results have been reclassified to conform with current period presentation. The information has been derived from the Company’s unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2003
Revenues	$89,220	$94,851	$96,101	$101,108	$381,280
Operating income	10,668	11,649	1,452	13,430	37,199
Income from continuing operations	4,779	6,754	8,050	7,330	26,913
Income from continuing operations per share – basic	$0.09	$0.13	$0.15	$0.13	$0.50
Income from continuing operations for purposes Of computing diluted net income per share	4,779	6,754	8,375	7,978	27,886
Income from continuing operations per share – diluted	$0.09	$0.12	$0.13	$0.11	$0.45
Net income	4,779	6,673	7,155	7,330	25,937
Net income per share - basic	$0.09	$0.13	$0.13	$0.13	$0.48
Net income from continuing operations for purposes Of computing diluted net income per share	4,779	6,673	7,480	7,978	26,910
Net income (loss) per share - diluted	$0.09	$0.12	$0.12	$0.11	$0.44

Year ended December 31, 2002
Revenues	$83,321	$87,408	$86,012	$84,512	$341,253
Operating income	5,944	7,868	6,723	4,370	24,905
Net income from continuing operations	2,080	2,899	2,760	6,684	14,423
Net income from continuing operations per share – basic	$0.04	$0.05	$0.05	$0.12	$0.27
Net income from continuing operations per share – diluted	$0.04	$0.05	$0.05	$0.12	$0.26
Net income (loss)	(9,915)	2,079	2,760	6,967	1,891
Net income (loss) per share - basic	$(0.19)	$0.04	$0.05	$0.13	$0.04
Net income (loss) per share - diluted	$(0.19)	$0.04	$0.05	$0.12	$0.03

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

The results of operations in all the quarters in 2003 and 2002 include charges associated with some or all of the following; asset impairments, equity based compensation, restructuring costs, net legal settlements and related expenses and asset impairments and obligations – investments. For a further discussion of these charges and gains see Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

This information was previously reported on a Current Report on Form 8-K dated May 5, 2003 and filed on May 12, 2003.

Item 9A. Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective, as of December 31, 2003, to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this report in that the Registrant will file a Definitive Proxy Statement pursuant to Regulation 14A for its 2004 annual meeting of shareholders (“Proxy Statement”) not later than 120 days after the end of the fiscal year covered by this report.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to the Company’s Proxy Statement.

The Company is in the process of finalizing its Code of Conduct and Ethics (the “Code”). The Code will be approved by the Board of Directors by the date of our 2004 annual meeting of shareholders and will be applicable to all employees, directors and officers, including the Company’s principal executive officer, principal financial officer and principal accounting officer. The Code will be posted on the Company’s website at www.ptek.com. The Company will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, any provision of the Code with respect to the Company’s principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by disclosing the nature of such amendment or waiver on our website.

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

Item 14. Principal Accountant Fees and Services

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

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.4	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.5	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.6	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

Exhibit Number	Description

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3	Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.5	Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

4.7	Registration Rights Agreement, dated August 12, 2003, by and among the Registrant, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

4.8	Indenture, dated August 12, 2003, by and between the Registrant and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

4.9	Form of 5% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

10.1	Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

Exhibit Number	Description

10.2	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

10.4	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.5	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.6	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

10.7	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.8	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.9	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.10	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). +

10.12	Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.13	Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.14	Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.15	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

Exhibit Number	Description

10.16	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.17	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.18	Premiere Technologies, Inc. 1994 Stock Option Plan (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.19	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.20	Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.21	Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.22	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.23	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.24	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.25	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.26	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

Exhibit Number	Description

10.27	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.28	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.29	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.30	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.31	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.32	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.33	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.34	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.72 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.35	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.36	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.37	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.38	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.39	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.77 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.40	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.41	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.42	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.43	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.44	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.45	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.46	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.47	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.48	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.86 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on January 27, 2004). +

10.49	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.87 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.50	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.88 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.51	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.89 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.52	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.53	Restricted Stock Award Agreement dated December 28, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Amendment No. 2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on January 27, 2004). +

10.54	Promissory Note dated April 12, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.92 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.55	Amendment to Stock Pledge Agreement dated April 12, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.93 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.56	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.94 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.57	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.95 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.96 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.59	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.97 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.60	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective May 30, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). +

10.61	Third Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). +

10.62	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). +

10.63	Purchase Agreement, dated August 8, 2003, by and between the Registrant, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

10.64	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective August 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003). +

10.65	Amended and Restated Promissory Note effective September 1, 2003 payable to the Registrant by EasyLink Services Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.66	Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

Exhibit Number	Description

10.67	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors. +

10.68	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers. +

10.69	PTEK Holdings, Inc. 401(k) Plan, Amendment and Restatement, effective December 31, 2001. +

10.70	First Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002. +

10.71	Second Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002. +

10.72	Credit Agreement, dated November 24, 2003, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd. and Xpedite Systems, Inc., as Borrowers, the various financial institutions party hereto, LaSalle Bank National Association, as Agent, and Bank of America, N.A., as Documentation Agent.

10.73	Guaranty and Collateral Agreement, dated November 24, 2003, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc., PTEK Services, Inc., Premiere Conferencing Network Services, Inc., Xpedite Network Services, Inc. and the other parties hereto, as Obligors, and LaSalle Bank National Association, as Agent.

16.1	Letter from PricewaterhouseCooper LLP dated May 12, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2003 and filed on May 12, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)	Reports on Form 8-K.

The Registrant filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

Date of Report (Date Filed or Furnished)	Items Reported	Entities For Which Financial Statements Filed
October 29, 2003	Item 12 – Results of Operations and Financial Conditions for the quarter ended September 30, 2003.	PTEK Holdings, Inc.

November 12, 2003	Item 7 – Financial Statements and Pro-Forma Financial Information for the acquisition of MediaLinq, a division of Captaris operated by MediaTel Corporation (Delaware) by Xpedite Systems, Inc.	MediaTel Corporation (Delaware) Xpedite Systems, Inc.

December 22, 2003	Item 5 – Other Events to update risk factors.	N/A

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTEK Holdings, Inc.

By:	/s/ Boland T. Jones
Boland T. Jones, Chairman of the Board and Chief Executive Officer

Date: March 15, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boland T. Jones Boland T. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	March 15,2004

/s/ William E. Franklin William E. Franklin	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	March 15, 2004

/s/ Raymond H. Pirtle, Jr. Raymond H. Pirtle, Jr.	Director	March 15, 2004

/s/ Jeffrey A. Allred Jeffrey A. Allred	President and Chief Operating Officer and Director	March 15, 2004

/s/ Jeffrey T. Arnold Jeffrey T. Arnold	Director	March 15, 2004

/s/ Jeffrey M. Cunningham Jeffrey M. Cunningham	Director and Vice Chairman	March 15, 2004

/s/ John R. Harris John R. Harris	Director	March 15, 2004

/s/ J. Walker Smith, Jr. J. Walker Smith, Jr.	Director	March 15, 2004

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.4	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.5	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.6	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.4	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.5	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.6	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

Exhibit Number	Description

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

4.3	Indenture dated June 15, 1997 between Premiere Technologies, Inc. and IBJ Schroder Bank & Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.4	Form of Global Convertible Subordinated Note due 2004 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.5	Registration Rights Agreement dated June 15, 1997 by and among the Registrant, Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

4.6	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

4.7	Registration Rights Agreement, dated August 12, 2003, by and among the Registrant, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

4.8	Indenture, dated August 12, 2003, by and between the Registrant and SunTrust Bank, as Trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

4.9	Form of 5% Convertible Subordinated Note due 2008 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

10.1	Shareholder Agreement dated January 18, 1994 among the Registrant, NationsBanc Capital Corporation, Boland T. Jones, D. Gregory Smith, Leonard A. DeNittis and Andrea L. Jones (incorporated by reference to Exhibit 10.12 to the Registrant’s Registration Statement on Form S-1 (No. 33-80547)).

10.2	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.3	Purchase Agreement, dated June 25, 1997, by and among Premiere Technologies, Inc., Robertson, Stephens & Company LLC, Alex. Brown & Sons Incorporated and Donaldson, Lufkin & Jenrette Securities Corporation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 25, 1997 and filed on August 5, 1997).

10.4	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.5	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

Exhibit Number	Description

10.6	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

10.7	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Registration Statement on Form S-I (No. 33-73258)).

10.8	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1995).

10.9	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite’s Annual Report on Form 10-K for the year ended December 31, 1996).

10.10	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.11	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). +

10.12	Settlement Agreement dated April 7, 2000 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.13	Amendment No. 1 dated January 1, 2000 to Telecommunications Service Agreement dated October 29, 1999 by and between Premiere Technologies, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.14	Addendum A dated January 1, 2000 to Carrier Services Agreement dated as of October 29, 1999 by and between PTEK Holdings, Inc. and MCI WorldCom, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).*

10.15	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated February 21, 2001 and filed on February 21, 2001).

10.16	Letter to shareholders, employees and friends of PTEK (incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K dated July 11, 2001 and filed on July 11, 2001).

10.17	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.18	Premiere Technologies, Inc. 1994 Stock Option Plan (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.19	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

Exhibit Number	Description

10.20	Share Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 1 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.21	Note Purchase Agreement dated February 27, 2003 by and between the Registrant and AT&T Corp. (incorporated by reference to Exhibit 2 to Amendment No. 1 to Schedule 13D of AT&T Corp., filed with respect to the Issuer on March 6, 2003).

10.22	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.23	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.24	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.25	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.26	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.58 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.27	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (previously provided as an exhibit to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.28	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.63 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.29	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.30	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description

10.31	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.32	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.33	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.34	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.72 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.35	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.36	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.37	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.38	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.39	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.77 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.40	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.41	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.42	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.43	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.44	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.45	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.46	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.47	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.48	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.86 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on January 27, 2004). +

10.49	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.87 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.50	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.88 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.51	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.89 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.52	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.90 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.53	Restricted Stock Award Agreement dated December 28, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Amendment No. 2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on January 27, 2004). +

10.54	Promissory Note dated April 12, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.92 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.55	Amendment to Stock Pledge Agreement dated April 12, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.93 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.56	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.94 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.57	Promissory Note dated January 3, 2002 payable to the Registrant by Jeffrey A. Allred (incorporated by reference to Exhibit 10.95 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.58	Stock Pledge Agreement dated January 3, 2002 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.96 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.59	Restricted Stock Award Agreement dated November 27, 2001 by and between Jeffrey A. Allred and the Registrant (incorporated by reference to Exhibit 10.97 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.60	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective May 30, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). +

10.61	Third Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). +

10.62	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003). +

10.63	Purchase Agreement, dated August 8, 2003, by and between the Registrant, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

10.64	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective August 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003). +

10.65	Amended and Restated Promissory Note effective September 1, 2003 payable to the Registrant by EasyLink Services Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.66	Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).

10.67	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors. +

10.68	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers. +

10.69	PTEK Holdings, Inc. 401(k) Plan, Amendment and Restatement, effective December 31, 2001. +

10.70	First Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002. +

10.71	Second Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002. +

10.72	Credit Agreement, dated November 24, 2003, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd. and Xpedite Systems, Inc., as Borrowers, the various financial institutions party hereto, LaSalle Bank National Association, as Agent, and Bank of America, N.A., as Documentation Agent.

Exhibit Number	Description

10.73	Guaranty and Collateral Agreement, dated November 24, 2003, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc., PTEK Services, Inc., Premiere Conferencing Network Services, Inc., Xpedite Network Services, Inc. and the other parties hereto, as Obligors, and LaSalle Bank National Association, as Agent.

16.1	Letter from PricewaterhouseCooper LLP dated May 12, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2003 and filed on May 12, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.