Form 10-Q
period 2004-03-31
PTEK HOLDINGS INC
filed 2004-05-10
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2004
Common Stock, $0.01 par value	58,068,815 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT SHARE DATA)

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$21,993	$23,946
Marketable securities, available for sale	—	575
Accounts receivable (less allowance of $4,789 and $4,451, respectively)	62,633	57,760
Prepaid expenses and other current assets	6,037	6,348
Deferred income taxes, net	20,938	20,938

Total current assets	111,601	109,567

PROPERTY AND EQUIPMENT, NET	65,041	63,563

OTHER ASSETS
Goodwill	123,066	123,066
Intangibles, net of amortization	23,553	24,553
Deferred income taxes, net	6,297	10,521
Notes receivable - employees	2,013	1,808
Other assets	6,478	6,219

	$338,049	$339,297

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$37,145	$36,621
Accrued taxes	10,044	10,984
Accrued expenses	33,018	33,891
Current maturities of long-term debt	15,000	15,000
Accrued restructuring costs	2,634	4,445

Total current liabilities	97,841	100,941

LONG-TERM LIABILITIES
Convertible subordinated notes	85,000	85,000
Long-term debt	—	5,000
Accrued expenses	11,850	14,638

Total long-term liabilities	96,850	104,638

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, and 57,615,668 and, 57,289,895 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	575	572
Unrealized loss on marketable securities, available for sale	—	(110)
Additional paid-in capital	603,038	602,452
Unearned restricted share compensation	(610)	(813)
Note receivable, shareholder	(5,423)	(5,343)
Cumulative translation adjustment	(409)	(507)
Accumulated deficit	(453,813)	(462,533)

Total shareholders’ equity	143,358	133,718

	$338,049	$339,297

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
Revenues	$105,354	$89,220
Operating Expenses
Cost of revenues (exclusive of depreciation shown separately below)	36,097	30,672
Selling and marketing	26,922	24,264
General and administrative	14,853	13,496
Research and development	2,506	2,004
Depreciation	6,577	5,533
Amortization	1,753	1,999
Equity based compensation	945	584

Total operating expenses	89,653	78,552

Operating Income	15,701	10,668

Other (Expense) Income
Interest expense	(1,619)	(2,809)
Interest income	167	244
Loss on sale of marketable securities	(87)	—

Other, net	16	281

Total other (expense) income	(1,523)	(2,284)

Income From Continuing Operations Before Income Taxes	14,178	8,384
Income Tax Expense	5,458	3,605

Income from Continuing Operations	$8,720	$4,779

Net Income	$8,720	$4,779

BASIC EARNINGS PER SHARE:
Income from continuing operations	$8,720	$4,779

Net income	$8,720	$4,779

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	56,916	52,711

Basic earnings per share:
Continuing operations	$0.15	$0.09

Net income	$0.15	$0.09

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$9,481	$4,779

Net income	$9,481	$4,779

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	73,194	54,871

Diluted earnings per share:
Continuing operations	$0.13	$0.09

Net income	$0.13	$0.09

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,720	$4,779
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,577	5,533
Amortization	1,753	1,999
Loss on sale of marketable securities	87	—
Amortization of deferred financing costs	213	—
Deferred income taxes	3,846	2,266
Payments for restructuring costs	(2,081)	(290)
Equity based compensation	945	584
Changes in assets and liabilities:
Accounts receivable, net	(4,317)	(4,841)
Prepaid expenses and other	(1,164)	(559)
Accounts payable and accrued expenses	(5,631)	(9,101)

Total adjustments	228	(4,409)

Net cash provided by operating activities	8,948	370

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(5,905)	(2,723)
Business acquisitions	(1,896)	(6,382)
Increase in restricted cash for acquisitions	—	(5,000)
Sale of marketable securities	667	—
Proceeds received on note receivable	800	—

Net cash used in investing activities	(6,334)	(14,105)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(5,000)	(1,133)
Purchase of treasury stock, at cost	(3,493)	(627)
Exercise of stock options	3,514	91

Net cash used in financing activities	(4,979)	(1,669)

Effect of exchange rate changes on cash and cash equivalents	412	(585)

NET DECREASE IN CASH AND EQUIVALENTS	(1,953)	(15,989)
CASH AND EQUIVALENTS, beginning of period	23,946	68,777

CASH AND EQUIVALENTS, end of period	$21,993	$52,788

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

PTEK Holdings, Inc., a Georgia corporation, is a global provider of business, data and group communications services. The Company’s reportable segments align it into two operating segments based on product offering. The Premiere Conferencing segment offers a full suite of audio and data conferencing services that enable our customers to conduct group meetings over the phone or Web. The Xpedite segment offers a comprehensive suite of information processing and delivery services that enable enterprises to deliver large quantities of individualized, business critical information as well as automate their core business processes. The unaudited balance sheet as of March 31, 2004, the unaudited statements of operations for the three months ended March 31, 2004 and 2003, the unaudited statements of cash flows for the three months ended March 31, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three months ended March 31, 2004, are not indicative of the results that may be expected for the full fiscal year of 2004. The financial information presented herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Included in accounts receivable at March 31, 2004 and 2003 was earned but unbilled revenue of approximately $3.4 million and $3.8 million, respectively, at Premiere Conferencing. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For the three months ended March 31, 2004 and 2003, the Company capitalized approximately $0.8 million and $0.5 million, respectively. These capitalized costs are being depreciated on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed in the three months ended March 31, 2004 and 2003 was approximately $0.6 million and $0.2 million, respectively.

Equity Based Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for awards (other than restricted share awards, performance-based awards, or awards related to options that were eligible for, but did not participate in the Company’s 2001 option exchange for restricted shares) issued under the Company’s stock-based compensation plans where the exercise price of such award is equal to the market price of the underlying common stock at the date of grant. The Company provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted the disclosure-only provision of SFAS No. 123. If compensation expense for the Company’s stock option grants described above had been determined based on the fair value at the grant date for awards in the three months ended March 31, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	2004	2003
Net income:
As reported	$8,720	$4,779
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	581	357
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(761)	(763)

Pro forma net income for calculating basic net income per share	$8,540	$4,373

Basic net income per share:
As reported	$0.15	$0.09
Pro forma	$0.15	$0.08
Pro forma net income for calculating basic net income per share	$8,540	$4,373
Adjustment for assumed conversion of 2008 Convertible Notes, net of tax	761	—

Pro forma net income for calculating diluted net income per share	$9,301	$4,373

Diluted net income per share:
As reported	$0.13	$0.09
Pro forma	$0.13	$0.08

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

Basic and Diluted Net Income per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2004 and December 31, 2003, are contingent until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

Diluted net income per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, outstanding warrants, unvested restricted shares and stock options are potentially dilutive

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

securities during the three months ended March 31, 2004 and 2003. In August 2003, the Company issued $85.0 million of 5% convertible subordinated notes due 2008 (the “2008 Convertible Notes”). The 2008 Convertible Notes are convertible at any time at the option of the holder into common stock at a conversion price of approximately $6.6944 per share. At March 31, 2004, the conversion price was less than the market value of the Company’s common stock. As a result, the net income available to common shareholders is adjusted for the interest expense related to the assumed conversion on the 2008 Convertible Notes of approximately $0.8 million, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of the 2008 Convertible Notes. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, the 2008 Convertible Notes and the unvested restricted shares, computed as follows:

	Three Months Ended March 31,
	2004	2003
Total weighted-average shares outstanding – Basic	56,915,672	52,711,161
Add common stock equivalents:
Stock options	2,554,372	1,199,408
2008 Convertible Notes	12,697,181	—
Warrants	6,716	—
Unvested restricted shares	1,019,670	960,613

Total weighted-average shares outstanding – Diluted	73,193,611	54,871,182

Treasury Stock

All treasury stock transactions are recorded at cost. During the first quarter of 2004, the Company repurchased 400,000 shares of its common stock under the stock repurchase program for approximately $3.5 million. The Company cancelled all 400,000 shares of outstanding treasury stock in the quarter. During the first quarter of 2003, the Company repurchased 159,700 shares of treasury stock for approximately $0.6 million.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by shareholders and distributions to shareholders. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent the Company’s components of other comprehensive income at March 31, 2004 and 2003. The following table shows total other comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$8,720	$4,779
Translation adjustments	98	(125)
Change in unrealized loss on marketable securities, net of tax	110	22

Comprehensive income	$8,928	$4,676

Accumulated other comprehensive loss was $382.6 million and $391.5 million at March 31, 2004 and December 31, 2003, respectively.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Condensed Consolidated Financial Statements as the Company did not have any financial instruments with characteristics of both liabilities and equity as of March 31, 2004.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. The Company does not have any ownership in any variable interest entities as of March 31, 2004. The Company will apply the consolidation requirement of the interpretation in future periods if the Company should own any interest in any variable interest entity.

Cessation of SFAS No. 142 Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying value. The balance of goodwill was $123.1 million as of March 31, 2004 and December 31, 2003.

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	March, 31, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$109,778	$(86,225)	$23,553	$109,047	$(84,494)	$24,553

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $5.2 million for the remainder of 2004, $6.8 million in 2005, $4.9 million in both 2006 and 2007 and $2.0 million in 2008.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2003 and March 31, 2004 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2003	Payments	Accrued Costs at March 31, 2004
Accrued restructuring costs:
Severance and exit costs	$3,183	$1,691	$1,492
Contractual obligations	5,558	390	5,168

Accrued restructuring costs	$8,741	$2,081	$6,660

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

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the first quarter of 2004, Xpedite paid approximately $1.4 million related to severance and exit costs and $0.3 million in contractual obligations. A majority of the contractual obligations relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $4.0 million of this liability has been classified in long-term accrued expenses on the balance sheet at March 31, 2004. The remaining restructuring reserve was approximately $5.8 million at March 31, 2004. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the first quarter of 2004, Premiere Conferencing paid approximately $0.1 million related to severance obligations. The remaining accrual for Premiere Conferencing at March 31, 2004 was approximately $0.1 million. The Holding Company recorded a charge of approximately $0.7 million during 2003 relating to severance obligations due to the former Chief Legal Officer, of which $0.2 million was paid in the first quarter of 2004, leaving a remaining accrual of $0.3 million at March 31, 2004.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administrative costs. During the first quarter of 2004 and 2003, the Company paid approximately $0.1 million and $0.3 million, respectively, in severance and exit costs related to this plan. At March 31, 2004, the remaining accrual was approximately $0.4 million.

4. MARKETABLE SECURITIES, AVAILABLE FOR SALE

“Marketable securities, available for sale” at December 31, 2003, are principally common stock investments carried at fair value based on quoted market prices and mutual funds carried at amortized cost. At December 31, 2003, the Company held investments in public companies with an aggregate market value of approximately $0.6 million. During the three months ended March 31, 2004, the Company sold all remaining investments with aggregate proceeds less commissions of approximately $0.7 million and realized losses of approximately $0.1 million.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. INVESTMENTS

In October 2003, the Company paid AT&T Corp. (“AT&T”) approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of the Company’s common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink Services Corporation (“EasyLink”) in the original principal amount of $10.0 million (the “EasyLink Note”) and 1,423,980 shares of EasyLink’s Class A common stock as well as costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method, in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” In addition, the Company and EasyLink modified the Note to, among other things, amend the payment schedule as follows: the Company is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The second quarterly payment of $0.8 million was received during the three months ended March 31, 2004 resulting in a carrying value of $0.3 million at March 31, 2004. If the Company receives additional payments in excess of the carrying value, the Company will record a gain. The Note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

6. ACQUISITIONS AND DISPOSITIONS

Xpedite - MediaLinq

In September 2003, Xpedite entered into an asset purchase agreement with Captaris, Inc. (“Captaris”) and its wholly-owned subsidiary MediaTel Corporation (Delaware) (“MediaTel”), whereby Xpedite purchased substantially all of the assets of MediaLinq, an outsource division of Captaris operated by MediaTel. The effective date of this transaction was September 1, 2003, and the results of MediaLinq have been included in the Company’s consolidated financial statements since that date.

The unaudited pro forma combined historical results, as if MediaLinq had been acquired at the beginning of fiscal 2003 are estimated to be (in thousands):

Three Months Ended March 31, 2003
Revenue	$95,130

Income from continuing operations	$4,847
Basic and diluted income from continuing operations per share	$0.09

Net income	$4,847
Basic and diluted net income per share	$0.09

The pro forma results include amortization of the acquired intangibles as identified above. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

Xpedite - Other acquisitions

In February 2004, Xpedite acquired substantially all of the assets of Adval Communications, Inc. and its affiliates (collectively, “Adval”), a U.S.-based facsimile and e-mail document delivery service provider, and assumed certain liabilities, for a total purchase price of $1.5 million. The Company paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. The Company followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, and $1.0 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. The Company paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is secured by the Company’s line of credit (as defined in Note 7 below). The Company followed SFAS No. 141 and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

7. INDEBTEDNESS

In November 2003, the Company entered into a three-year, senior secured revolving credit facility with LaSalle Bank National Association, as agent, and Bank of America, N.A., as documentation agent (the “Line of Credit”). The credit agreement provides for borrowings up to $60.0 million and is subject to customary covenants for secured credit facilities of this nature. At March 31, 2004, the Company was in compliance will all covenants. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit agreement is, at the Company’s option, the base rate (the greater of the overnight federal funds rate plus 0.5% or the LaSalle Bank prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2004, the applicable margin with respect to base rate loans is 0.5% and the applicable margin with respect to LIBOR loans is 2.0%. As of March 31, 2004, the Company has no borrowings outstanding and has approximately $4.8 million in letters of credit outstanding under the credit facility.

On August 12, 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008. On August 15, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. The 2008 Convertible Notes are convertible at any time at the option of the holder into the Company’s common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share), subject to adjustment in certain events. The Company may provisionally redeem the 2008 Convertible Notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any, to but excluding, the date of redemption if: (i) the closing price of the Company’s common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice; and (ii) the shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 Convertible Notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required. The Company also will make an interest make-whole payment in cash, or at its option, in common stock with respect to all 2008 Convertible Notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. The interest make-whole payment will be payable in cash or, at the Company’s option, subject to certain conditions, in common stock or a combination thereof. The 2008 Convertible Notes are not subject to redemption through a sinking fund. The principal balance of the 2008 Convertible Notes at March 31, 2004 was $85.0 million.

In July 1997, the Company issued $172.5 million of 5 3/4% convertible subordinated notes that mature on July 1, 2004 (the “2004 Convertible Notes”), a portion of which have been repurchased or redeemed as described below. The 2004 Convertible Notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The principal balance of the 2004 Convertible Notes at March 31, 2004 is $15.0 million and is classified as a current liability on the consolidated balance sheet.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EQUITY BASED COMPENSATION CHARGES

Options exchanged for restricted shares

In the fourth quarter of 2001, the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 per share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted stock compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation is recognized as equity based compensation expense as these shares vest. For the three months ended March 31, 2004 and 2003, equity based compensation expense of approximately $0.1 million and $0.4 million, respectively, was recognized.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At March 31, 2004, this option count was approximately 293,000 due to the sale of Voicecom and other cancellations or exercises of these options. These options will be subject to variable accounting until such options are exercised, are forfeited or expire unexercised. These options have exercise prices ranging from $5.23 to $13.95. At March 31, 2004, a charge of approximately $0.1 million was recorded because the market value of the Company’s common stock was greater than the exercise price of a portion of the options. At March 31, 2003, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Restricted shares issued to executive management

Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the Company’s shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The cost associated with the remaining restricted shares is recognized straight line through 2004 and the equity based compensation expense recorded for each of the three months ended March 31, 2004 and 2003 was approximately $0.1 million.

In addition, during the three months ended March 31, 2004, the Company issued restricted shares to approximately 60 employees which resulted in compensation expense of $0.6 million.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. During 2003, several of these loans, including interest, were paid off leaving a principal balance at each of March 31, 2004 and December 31, 2003 of approximately $1.7 million. The total interest accrued on these loans as of each of March 31, 2004 and December 31, 2003 was approximately $0.1 million. The Company has a legal commitment to make additional loans to pay taxes associated with the future vesting of restricted shares as evidenced by restricted stock agreements and Board of Directors and Board Committee resolutions dated before July 30, 2002, but the dollar amount of such loans cannot be determined at this time.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

A lawsuit was filed on November 4, 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired common stock of the Company. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Exchange Act of 1933, as amended (the “Securities Act”), and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the Court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 30, 2003, the Court entered judgment for the defendants and against the plaintiffs. Plaintiffs appealed the Court’s rulings on summary judgment to the 11th Circuit who heard oral argument on the appeal on April 29, 2004. The appeal is pending.

On December 10, 2001, Voice-Tel Enterprises, LLC (f/k/a Voice-Tel Enterprises, Inc. (“Voice-Tel”)) filed a complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. The Digital Franchise Agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. On August 28, 2003, the arbitrator issued his ruling relating to the Digital franchise disputes. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”) was added as a party plaintiff in the lawsuit against JOBA and Digital. On March 31, 2003, the Federal court granted PTEK and PCI’s motion for summary judgment, and dismissed them from the case. The court also granted partial summary judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. In 2004, JOBA filed a motion for relief from the summary judgment orders dismissing PTEK and PCI as well as a motion to disqualify counsel for plaintiffs and third party defendants to which plaintiffs and third party defendants responded and objected. The trial court has not yet ruled on these motions, and there is no date set for trial in the federal case.

On March 19, 2004, JOBA filed a third party complaint against PTEK, PCI and Voice-Tel in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. VTE had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of PCI and VTE, including the JOBA franchise agreement. The third-party claims by JOBA against PTEK, PCI and VTE purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, PTEK, PCI and VTE answered and responded to the third party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third party complaint, strike portions of the third party complaint and stay discovery. JOBA has not yet responded to those motions.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On November 17, 2003, Xpedite filed suit against C&W in the Superior Court of Fulton County, Georgia. The lawsuit arises out of Xpedite’s purchase of certain voice, e-mail and fax messaging assets from C&W. Pursuant to a transaction services agreement, C&W was to continue to provide certain services to Xpedite until such time C&W circuits were assigned to Xpedite. Xpedite alleges that C&W failed to perform these services in accordance with the agreement and improperly invoiced Xpedite for charges incurred by C&W which were not provided for in the agreement. On November 18, 2003, a day after the above-referenced Georgia lawsuit was filed, C&W filed a complaint against Xpedite in Virginia State Court. The Virginia lawsuit sought recovery for those charges allegedly incurred by C&W relating to C&W’s telecommunications charges of not less than $776,619.49. Xpedite answered the Virginia complaint, denying that it was liable for the charges. Xpedite also asserted counterclaims against C&W, which were identical to the claims set forth in Xpedite’s Georgia complaint. C&W filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 2003. In 2004, the Georgia lawsuit by Xpedite was dismissed without prejudice, and the Virginia lawsuit by C&W was stricken from the docket without prejudice to either party. In February 2003, Xpedite filed a proof of claim in the C&W bankruptcy case asserting a claim in the case based on the same facts as set forth in the Georgia lawsuit. Xpedite expects this claim to be dealt with in the C&W bankruptcy case’s claim resolution process.

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

One of Premiere Conferencing’s customers, IBM, accounts for a significant amount of revenue. Sales to that customer accounted for approximately 11% of consolidated revenues from continuing operations (27% of Premiere Conferencing’s revenue) in the first quarter of 2004, and 11% of consolidated revenues from continuing operations (28% of Premiere Conferencing’s revenue) in the first quarter of 2003.

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended March 31,
	2004	2003
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$45.2	$36.6
Xpedite	60.2	52.7
Eliminations	(0.0)	(0.1)

	$105.4	$89.2

Income:
Income from continuing operations:
Premiere Conferencing	$7.8	$3.9
Xpedite	6.6	4.5
Holding Company	(5.7)	(3.6)

	$8.7	$4.8

	2004	2003
Identifiable Assets:
Premiere Conferencing	$82.0	$78.9
Xpedite	217.5	216.1
Holding Company	38.6	44.3

	$338.1	$339.3

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions):

	Three Months Ended March 31,
	2004	2003
Revenues from continuing operations:
North America	$67.9	$58.5
Europe	19.5	16.1
Asia Pacific	18.0	14.6

	$105.4	$89.2

11. SUBSEQUENT EVENTS

On April 1, 2004, Premiere Conferencing acquired substantially all of the assets, and assumed certain liabilities, of Resource Communications Inc. (“RCI”), a provider of conferencing and Web and data collaboration services to small- and medium-sized businesses, for approximately $19.7 million and assumed debt of $0.8 million, net of working capital. The Company funded the purchase with the existing Line of Credit. The Company is in the process of completing its valuation of certain intangible assets in accordance with SFAS No. 141 “Business Combinations.”

On April 21, 2004, the Company, on behalf of itself and certain of its affiliates, entered into a settlement and release agreement with MCI, Inc., on behalf of itself and certain of its affiliates (collectively, “MCI”). The 2004 settlement agreement resolves all outstanding disputed amounts relating to charges billed to the Company by MCI for telecommunication and other network services under numerous transmission agreements and an April 2000 settlement agreement previously entered into by the parties. Pursuant to its bankruptcy plan, MCI rejected the April 2000 settlement agreement with the Company. On April 20, 2004, MCI emerged from bankruptcy. Following the withdrawal by the Company of its filed proofs of claim with the bankruptcy court, MCI will issue the Company credits against outstanding account balances and against future invoices for MCI services that the Company purchases under new telecommunications and digital service agreements with effective service terms of January 1, 2004. In accordance with SFAS No. 5 “Accounting for Contingencies,” the Company accrued a reasonable estimate for these disputed amounts and will record a gain upon the effective date of the settlement agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global provider of business, data and group communications services. Our reportable segments align us into two operating segments based on product offering: Our Premiere Conferencing segment offers a full suite of audio and data conferencing services that enable our customers to conduct group meetings over the phone or Web. Our Xpedite segment offers a comprehensive suite of information processing and delivery services that enable enterprises to deliver large quantities of individualized, business critical information as well as automate their core business processes. The results of operations for the three months ended March 31, 2004, are not indicative of the results that may be expected for the full fiscal year of 2004. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our condensed consolidated financial statements contained herein and notes thereto.

RESULTS OF OPERATIONS

The following table presents selected financial information regarding our operating segments for the periods presented (in millions):

	Three Months Ended March 31,
	2004	2003
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$45.2	$36.6
Xpedite	60.2	52.7
Eliminations	(0.0)	(0.1)

	$105.4	$89.2

Income:
Income from continuing operations:
Premiere Conferencing	$7.8	$3.9
Xpedite	6.6	4.5
Holding Company	(5.7)	(3.6)

	$8.7	$4.8

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended March 31,
	2004	2003
Revenues from continuing operations:
North America	$67.9	$58.5
Europe	19.5	16.1
Asia Pacific	18.0	14.6

	$105.4	$89.2

ANALYSIS

Consolidated revenues increased 18.1% to $105.4 million for the three months ended March 31, 2004 compared with $89.2 million for the same period in 2003. On a segment basis:

•	Premiere Conferencing revenue was 42.9% and 41.0% of consolidated revenues for the three months ended March 31, 2004 and 2003, respectively. Premiere Conferencing experienced a 23.7% increase in revenue from $36.6 million to $45.2 million for the three months ended March 31, 2004 compared with the same period in 2003. This increase was due to growth in North America of $4.6 million in the first quarter of 2004 compared to the same period in 2003, a 14.5% growth rate, and international growth of $4.1 million, an 81.5% growth rate. The weakening of the U.S. dollar in relation to currencies in which Premiere Conferencing conducts business also contributed to the international growth for the three months ended March 31, 2004. Total billable minutes increased 40.0% to 419 million for the three months ended March 31, 2004 from 300 million minutes for the same period in 2003. The primary increase in revenue and minutes is attributable to continued growth in ReadyConference and web conferencing services.

•	Xpedite revenue was 57.1% and 59.0% of consolidated revenues for the three months ended March 31, 2004 and 2003, respectively. Xpedite experienced a 14.3% growth in revenue from $52.7 million to $60.2 million for the three months ended March 31, 2004 compared with the same period in 2003. This $7.5 million increase was primarily attributable to the acquisition of MediaLinq in September of 2003, the acquisition of Adval in February of 2004 and international growth over the comparable period in 2003. The weakening of the U.S. dollar in relation to currencies in which Xpedite conducts business also contributed to the international growth for the three months ended March 31, 2004. Revenue growth was offset by broadcast fax revenue which has declined from approximately 62.9% to 57.1% of Xpedite revenue for the three months ended March 31, 2004 and 2003, respectively. Total delivered information and data communications increased approximately 12.9% to 791 million for the three months ended March 31, 2004 from 701 million for the same period in 2003.

Consolidated revenues on a geographic region basis increased in North America to $67.9 million for the three months ended March 31, 2004 from $58.5 million for the same period in 2003. As a percentage of consolidated revenues, North America revenues for the three months ended March 31, 2004 decreased 1.1% compared to the same period in 2003. Consolidated revenues in Europe increased to $19.5 million for the three months ended March 31, 2004 from $16.1 million for the same period in 2003. As a percentage of consolidated revenues, European revenues for the three months ended March 31, 2004 increased 0.5% compared to the same period in 2003. Asia Pacific revenues also increased to $18.0 million for the three months ended March 31, 2004 from $14.6 million for the same period in 2003. As a percentage of consolidated revenues, Asia Pacific revenues for the three months ended March 31, 2004 increased 0.6% compared to the same period in 2003. The Company experienced revenue growth in the European and Asia Pacific regions as a result of the continued regional expansion of both Premiere Conferencing and Xpedite and the continued weakening of the U.S. dollar to the major currencies in which Premiere Conferencing and Xpedite conduct business. We expect the regional expansion in the European and Asia Pacific regions to continue.

Consolidated cost of revenues increased to $36.1 million or 34.3% of consolidated revenues for the three months ended March 31, 2004 from $30.7 million or 34.4% of consolidated revenues for the three months ended March 31, 2003. On a segment basis:

•	Premiere Conferencing cost of revenue increased to $17.6 million or 38.9% of segment revenue for the three months ended March 31, 2004 from $14.6 million or 39.9% of segment revenue for the same period in 2003. This slight decrease as a percentage of segment revenue resulted from a reduction in the average selling price per minute as the price per minute for ReadyConference declined and as revenue from ReadyConference, which carries a lower price per minute than the attended conferencing service, grew from approximately 70.9% to 75.1% of total segment revenue relative to the same period last year.

•	Xpedite cost of revenue increased to $18.6 million or 30.8% of segment revenue for the three months ended March 31, 2004 from $16.1 million or 30.6% of segment revenue for the same period in 2003. The increase in cost is the result of the MediaLinq acquisition in September 2003 and additional headcount in North America to support new services.

Consolidated selling and marketing costs increased to $26.9 million or 25.6% of consolidated revenues for the three months ended March 31, 2004 from $24.3 million or 27.2% of consolidated revenues for the same period in 2003. Premiere Conferencing’s selling and marketing costs increased to $10.5 million or 23.3% of segment revenue for the three months ended March 31, 2004 from $8.7 million or 23.7% of segment revenue for the same period in 2003. Xpedite’s selling and marketing costs increased to $16.4 million or 27.2% of segment revenue for the three months ended March 31, 2004 from $15.6 million or 29.6% of segment revenue for the same period in 2003. These increases were attributable to increased direct selling personnel costs.

Consolidated research and development costs were $2.5 million or 2.4% of consolidated revenues for the three months ended March 31, 2004 compared with $2.0 million or 2.3% of consolidated revenues for the same period in 2003. Overall, these costs increased $0.5 million as a result of additional costs relating to the maintenance and development of new products.

Consolidated general and administrative costs increased to $14.9 million or 14.1% of consolidated revenue for the three months ended March 31, 2004 from $13.5 million or 15.1% of consolidated revenue for the same period in 2003. At Premiere Conferencing, general and administrative costs were $3.3 million or 7.4% of segment revenue for the three months ended March 31, 2004 compared to $3.3 million or 9.1% of segment revenue for the same period in 2003. At Xpedite, general and administrative costs increased to $8.5 million or 14.2% of segment revenue for the three months ended March 31, 2004 from $7.5 million or 14.2% of segment revenue for the same period in 2003. General and administrative costs declined as a percentage of segment revenue but increased by $1.0 million as a result of the MediaLinq acquisition. Corporate general and administrative costs increased $0.3 million from $2.7 million for the three months ended March 31, 2003 to $3.0 million for the three months ended March 31, 2004 as a result of additional professional fees associated with corporate governance compliance and international income tax projects.

Consolidated depreciation expense was $6.6 million or 6.2% of consolidated revenues for the three months ended March 31, 2004 compared with $5.5 million or 6.2% of consolidated revenues for the same period in 2003. Depreciation increased by $1.1 million as a result of increased investment in capital internationally at Premiere Conferencing and at Xpedite North America to support growth in transaction volumes and new products and the depreciation associated with the MediaLinq acquisition.

Consolidated amortization decreased to $1.8 million or 1.7% of consolidated revenues for the three months ended March 31, 2004 from $2.0 million or 2.2% of consolidated revenues for the same period in 2003. The decrease in amortization expense for the three months ended March 31, 2004 was primarily the result of the full amortization of the 1998 Premiere Conferencing customer list intangible during the third quarter of 2003 offset in part by the amortization of new customer lists and developed technology intangibles associated with the MediaLinq and Adval acquisitions in September 2003 and February 2004, respectively.

Consolidated equity-based compensation increased to $0.9 million for the three months ended March 31, 2004 from $0.6 million for the comparable period in 2003. The increase in 2004 is the result of restricted shares issued to approximately 60 employees of approximately $0.6 million.

Net interest expense decreased to $1.5 million for the three months ended March 31, 2004 from $2.6 million for the same period in 2003. Interest expense, net decreased as a result of the repurchase and redemption of a portion of our 2004 convertible notes and term loans in the later half of 2003 offset by the interest expense associated with our 2008 convertible notes issued in August 2003. For a description of our 2004 and 2008 convertible notes, see “Liquidity and Capital Resources.”

Consolidated loss on sale of marketable securities during the three months ended March 31, 2004 was $0.1 million as a result of the sale of all remaining investments, with aggregate proceeds less commissions of approximately $0.7 million.

RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2003 and March 31, 2004 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2003	Payments	Accrued Costs at March 31, 2004
Accrued restructuring costs:
Severance and exit costs	$3,183	$1,691	$1,492
Contractual obligations	5,558	390	5,168

Accrued restructuring costs	$8,741	$2,081	$6,660

Realignment of Workforce – 2003

During the third and fourth quarters of 2003, we executed a plan to reduce annual operating expenses through a reduction in personnel costs related to our operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to us, net of estimated sublease payments. The plan eliminated, through a reduction in workforce of, approximately 135 employees across both business units and at the Holding Company.

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million.. During the first quarter of 2004, Xpedite paid approximately $1.4 million related to severance and exit costs and $0.3 million in contractual obligations. A majority of the contractual obligations relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $4.0 million of this liability has been classified in long-term accrued expenses on the balance sheet at March 31, 2004. The remaining restructuring reserve was approximately $5.8 million at March 31, 2004. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the first quarter of 2004, Premiere Conferencing paid approximately $0.1 million related to severance obligations. The remaining accrual for Premiere Conferencing at March 31, 2004 was approximately $0.1 million. Our Holding Company recorded a charge of approximately $0.7 million during 2003 relating to severance obligations due to our former Chief Legal Officer, of which $0.2 million was paid in the first quarter of 2004, leaving a remaining accrual of $0.3 million at March 31, 2004.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and our Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administrative costs. During the first quarter of 2004 and 2003, we paid approximately $0.1 million and $0.3 million, respectively, in severance and exit costs related to this plan. At March 31, 2004, the remaining accrual was approximately $0.4 million.

ACQUISITIONS

Xpedite - MediaLinq

In September 2003, Xpedite entered into an asset purchase agreement with Captaris, Inc. and its wholly-owned subsidiary MediaTel Corporation (Delaware), whereby Xpedite purchased substantially all of the assets of MediaLinq, an outsource division of Captaris operated by MediaTel. The effective date of this transaction was September 1, 2003, and the results of MediaLinq have been included in our consolidated financial statements since that date.

The unaudited pro forma combined historical results, as if MediaLinq had been acquired at the beginning of fiscal 2003 are estimated to be (in thousands):

Three Months Ended March 31, 2003
Revenue	$95,130

Income from continuing operations	$4,847
Basic and diluted income from continuing operations per share	$0.09

Net income	$4,847
Basic and diluted net income per share	$0.09

The pro forma results include amortization of the acquired intangibles as identified above. The pro forma results are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the fiscal period presented, nor are they necessarily indicative of future consolidated results.

Xpedite - Other acquisitions

In February 2004, Xpedite acquired substantially all of the assets of Adval Communications, Inc. and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider, and assumed certain liabilities, for a total purchase price of $1.5 million. We paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, and $1.0 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

In January 2003, Xpedite acquired substantially all of the assets related to the U.S. based e-mail and facsimile messaging business of Cable & Wireless USA, Inc., and assumed certain liabilities, for a total purchase price of $11.4 million. We paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is secured by the line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

EASYLINK TRANSACTION

In March 2003, we entered into agreements to purchase a secured promissory note in the original principal amount of $10 million and 1,423,980 shares of EasyLink’s Class A common stock from AT&T. The parties agreed to dismiss with prejudice the EasyLink lawsuits and in exchange for the note and stock, we paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share and costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method, in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation.” In addition, the EasyLink note was modified to, among other things, amend the payment schedule of the note as follows: we are entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced on December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The second quarterly payment of $0.8 million was received during the three months ended March 31, 2004 resulting in a carrying value of $0.3 million at March 31, 2004. If we receive additional payments in excess of the carrying value, we will record a gain. The EasyLink note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans and Debt Securities Acquired in a Transfer.”

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, we had $22.0 million in cash and equivalents compared to $23.9 million at December 31, 2003. Cash balances residing outside of the U. S. at March 31, 2004 were $21.9 million compared to $19.3 million at December 31, 2003. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. Net working capital at March 31, 2004 was $13.8 million compared to $ 8.6 million at December 31, 2003. At March 31, 2004, we had $55.2 million of availability under our line of credit. For a more detailed discussion of our line of credit see “—Liquidity and Capital Resources – Capital Resources.”

Cash provided by operating activities

Net cash provided by operating activities from continuing operations totaled approximately $8.9 million for the three months ended March 31, 2004, compared to cash provided by continuing operations of approximately $0.4 million for the three months ended March 31, 2003. The increase in operating cash flow is attributable to increased net income from continuing operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Cash used in investing activities

Investing activities from continuing operations used cash totaling approximately $6.3 million for the three months ended March 31, 2004, compared to cash used in investing activities from continuing operations totaling $14.1 million for the same period in 2003. The principal uses of cash from investing activities for the three months ended March 31, 2004 included capital expenditures of $5.9 million, the installment payment associated with the C&W acquisition of $0.3 million and payments for the Adval acquisition of approximately $1.5 million. These uses were offset slightly by cash proceeds from the sale of marketable securities of $0.7 million and proceeds received from the EasyLink note of $0.8 million. The principal uses of cash from investing activities in the first quarter of 2003 included payments made for the C&W acquisition of approximately $6.4 million, an increase in restricted cash for the deferred payments related to this acquisition of $5.0 million and capital expenditures in the three months ended March 31, 2003 of approximately $2.7 million.

Cash used in financing activities

Cash used in financing activities from continuing operations for the three months ended March 31, 2004 totaled $5.0 million compared with cash used in financing activities from continuing operations of $1.7 million for the comparable 2003 period. Cash outflows from financing activities in the first quarter of 2004 included the repayment of $5.0 million on our line of credit and the purchase of our treasury stock for $3.5 million. These outflows were offset by the cash proceeds from the exercise of stock options of $3.5 million in the first quarter of 2004. Cash outflows for financing activities in the first quarter of 2003 were primarily debt repayments on note obligations associated with Premiere Conferencing equipment loans of approximately $1.1 million and the purchase of our treasury stock for approximately $0.6 million.

Off-balance sheet arrangements

As of March 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

Capital resources

In November 2003, we entered into a three-year, senior secured revolving credit facility with LaSalle Bank National Association, as agent, and Bank of America, N.A., as documentation agent. The credit agreement provides for borrowings up to $60.0 million and is subject to customary covenants for secured credit facilities of this nature. At March 31, 2004, we were in compliance with all covenants. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit agreement is, at our option, the base rate (the greater of the overnight federal funds rate plus 0.5% or the LaSalle Bank prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2004, the applicable margin with respect to base rate loans is 0.5% and the applicable margin with respect to LIBOR loans is 2.0%. As of March 31, 2004, we have approximately $4.8 million in letters of credit outstanding under the credit facility.

In August 2003, we issued $75.0 million of 5% convertible subordinated notes due August 15, 2008. On August 15, 2003, the initial purchasers of our 2008 convertible notes exercised an option to purchase an additional $10.0 million of 2008 convertible notes. The annual interest commitment associated with the outstanding 2008 convertible notes is $4.3 million and will be paid semiannually on February 15 and August 15 of each year. Our 2008 convertible notes are convertible at any time at the option of the holder into our common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share), subject to adjustment in certain events. We may provisionally redeem our 2008 convertible notes at any time at a redemption price equal to $1,000 per $1,000 of the principal amount of our notes to be redeemed plus accrued and unpaid interest, if any, to but excluding, the date of redemption if:

•	the closing price of our common stock has exceeded 150% of the conversion price then in effect for at least 20 trading days within a period of 30 consecutive trading days ending on the trading day before the date of mailing of the provisional redemption notice

•	our shelf registration statement covering resales of the notes and shares of common stock issuable upon conversion of the 2008 convertible notes is effective and available for use and is expected to remain effective and available for use for the 30 days following the provisional redemption date, unless registration is no longer required

We also will make an interest make-whole payment in cash, or at our option, in common stock, or a combination thereof, with respect to all 2008 convertible notes called for provisional redemption, including any notes converted after the notice date and before the provisional redemption date. The interest make-whole payment would be equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date. Our 2008 convertible notes are not subject to redemption through a sinking fund. The principal balance of our 2008 convertible notes at March 31, 2004 was $85.0 million.

We currently intend to exercise our right to redeem the 2008 convertible notes, either in whole or in part, shortly after the closing price of our common stock has exceeded 150% of the conversion price for the time period described above and provided that we satisfy the other conditions set forth in the indenture pursuant to which the 2008 convertible notes were issued. Holders of the 2008 convertible notes may elect to convert their notes into our common stock in advance of the redemption date in lieu of accepting the cash redemption price. Any holders who elect to convert into common stock would still receive any accrued and unpaid interest and the interest make-whole amount. We expect to fund the cash redemption payment, plus any portion of the interest make-whole amount that we will pay in cash, from either our cash on hand, existing line of credit or any refinancing of our existing line of credit or from any new credit facility we may enter into prior to the date of redemption.

In July 1997, we issued convertible subordinated notes of $172.5 million that mature on July 1, 2004 and bear interest at 5 3/4%. Our 2004 convertible notes are convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The principal balance of our 2004 convertible notes at March 31, 2004 was $15.0 million and is classified as a current liability on our consolidated balance sheet as the balance is due July 1, 2004.

Liquidity

As of March 31, 2004, we had $22.0 million of cash and cash equivalents. We generated positive operating cash flows from each of our operating segments for the quarter ended March 31, 2004. Each operating segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and research and development costs for new products and enhancements to existing products, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our other indebtedness and fund our other liquidity needs for at least the next 12 months. We obtained our line of credit in November 2003, the proceeds of which could be used to repay the unpaid balance, if any, of our 2004 convertible notes when they mature in 2004. At March 31, 2004, we had $55.2 million of undrawn available credit on our line of credit.

If we exercise our right to redeem the 2008 convertible notes, either in whole or in part, upon satisfaction of the conditions set forth in the indenture pursuant to which the 2008 convertible notes were issued and as described above under “ – Capital resources,” we expect to fund the cash redemption payment, plus any portion of the interest make-whole amount that we will pay in cash, from either our cash on hand, existing line of credit or any refinancing of our existing line of credit or from any new credit facility we may enter into prior to the date of redemption.

We regularly review our capital structure and evaluate potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from our operating segments and other factors, we may engage in other capital transactions. These capital transactions include but are not limited to debt or equity issuances or credit facilities with banking institutions.

SUBSEQUENT EVENTS

On April 1, 2004, Premiere Conferencing acquired substantially all of the assets, and assumed certain liabilities, of Resource Communications, Inc., a provider of conferencing and Web and data collaboration services to small- and medium-sized businesses, for approximately $19.7 million and assumed debt of $0.8 million, net of working capital. We funded the purchase with the existing Line of Credit. We are in the process of completing its valuation of certain intangible assets in accordance with SFAS No. 141 “Business Combinations.”

On April 21, 2004, we entered into a settlement and release agreement with MCI. The 2004 settlement agreement resolves all outstanding disputed amounts relating to charges billed to us by MCI for telecommunication and other network services under numerous transmission agreements and an April 2000 settlement agreement previously entered into by the parties. Pursuant to its bankruptcy plan, MCI rejected the April 2000 settlement agreement. On April 20, 2004, MCI emerged from bankruptcy. Following our withdrawal of filed proofs of claim with the bankruptcy court, MCI will issue us credits against outstanding account balances and against future invoices for MCI services that we purchase under new telecommunications and digital service agreements with effective service terms of January 1, 2004. In accordance with SFAS No. 5 “Accounting for Contingencies,” we accrued a reasonable estimate for these disputed amounts and will record a gain upon the effective date of the settlement agreement.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon our consolidated condensed financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the consolidated condensed financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting its financial results on a regular basis. We have reviewed these critical accounting policies and related disclosures with our audit committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	Revenue recognition

•	Allowance for uncollectible accounts receivable

•	Goodwill and other intangible assets

•	Income taxes

•	Investments

•	Restructuring costs

•	Legal contingencies

For a detailed discussion on the application of these accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the fiscal year ended December 31, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our condensed consolidated financial statements as we did not have any financial instruments with characteristics of both liabilities and equity as of March 31, 2004.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of March 31, 2004. We will apply the consolidation requirement of the interpretation in future periods if we should own any interest in any variable interest entity.

FORWARD LOOKING STATEMENTS

When used in this Form 10-Q and elsewhere by management from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the amount of future capital expenditures, the likelihood of our success in developing and introducing new products and services and expanding our business, and the timing of the introduction of new and modified products and services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to respond to rapid technological change, the development of alternatives to our products and services and the risk of obsolescence of our products, services and technology

•	Market acceptance of new products and services

•	Our ability to manage our growth

•	Costs or difficulties related to the integration of businesses and technologies, if any, acquired or that may be acquired by us may be greater than expected

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame

•	Revenues following past or future mergers and acquisitions may be lower than expected

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected

•	The success of our strategic relationships, including the amount of business generated and the viability of the strategic partners, may not meet expectations

•	Possible adverse results of pending or future litigation or adverse results of current or future infringements claims

•	Our ability to service or repay all or a portion of our convertible notes issued to the public

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized

•	Risks associated with expansion of our international operations

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected

•	Legislative or regulatory changes, such as the recent Federal Communications Commission’s revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged

•	Changes in the securities markets may negatively impact us

•	Increased leverage in the future may harm our financial condition and results of operations

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness

•	Factors described under the caption “Risk Factors Affecting Future Performance” in our Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission, or the SEC

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-Q and in other documents filed with the Securities and Exchange Commission are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We take on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or the date of the statement, if a different date.

RATIO OF EARNINGS TO FIXED CHARGES

The following table presents our historical ratios of earnings to fixed charges for the periods indicated:

	Three Months Ended March 31,
	2004		2003
Ratio (1)	6.42	x	3.32	x

(1)	For purposes of computing the ratio of earnings to fixed charges, earnings consist of earnings before income tax expense plus fixed charges. Fixed charges consist of:

•	interest expense, which includes interest on capitalized leases and amortization of deferred financing costs, whether expensed or capitalized

•	one-fourth of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. Derivative instruments are not currently used and, if utilized, are employed as risk management tools and not for trading purposes.

At March 31, 2004, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would decrease the fair value of our fixed rate convertible subordinated notes outstanding at March 31, 2004, by approximately $55.0 million.

Approximately 37.4% of our consolidated revenues and 37.7% of our consolidated operating costs and expenses were transacted in foreign currencies for the three-month period ended March 31, 2004. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the three-month period ended March 31, 2004 by approximately $3.9 million and consolidated operating costs and expenses for the three-month period ended March

31, 2004 by approximately $3.0 million. We have not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2004, to provide reasonable assurance that the information required to be disclosed by us in the reports it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have several litigation matters pending, as described below, which it is defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

A lawsuit was filed on November 4, 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired our common stock. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Exchange Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the Court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 30, 2003, the Court entered judgment for the defendants and against the plaintiffs. Plaintiffs appealed the Court’s rulings on summary judgment to the 11th Circuit who heard oral argument on the appeal on April 29, 2004. The appeal is pending.

On December 10, 2001, Voice-Tel Enterprises, LLC (f/k/a Voice-Tel Enterprises, Inc.) filed a complaint against Voice-Tel franchisees JOBA, Inc. and Digital Communication Services, Inc. in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. and us. On January 18, 2002, we filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. On August 28, 2003, the arbitrator issued his ruling relating to the Digital franchise disputes. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. On July 16, 2002, Voicecom Telecommunications, LLC was added as a party plaintiff in the lawsuit against JOBA and Digital. On March 31, 2003, the Federal court granted PTEK’s and Premiere Communications motion for summary judgment, and dismissed us from the case. The court also granted partial summary judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. In 2004, JOBA filed a motion for relief from the summary judgment orders dismissing us and Premiere Communications as well as a motion to disqualify counsel for plaintiffs and third party defendants to which plaintiffs and third party defendants responded and objected. The trial court has not yet ruled on these motions, and there is no date set for trial in the federal case.

On March 19, 2004, JOBAfiled a third party complaint against us, Premiere Communications and Voice-Tel. The claims were filed in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. Voice-Tel had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of Voice-Tel, including the JOBA franchise agreement. The third-party claims by JOBA against us purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, we answered and responded to the third party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third party complaint, strike portions of the third party complaint and stay discovery. JOBA has not yet responded to those motions.

On November 17, 2003, Xpedite filed suit against C&W in the Superior Court of Fulton County, Georgia. The lawsuit arises out of Xpedite’s purchase of certain voice, email and fax messaging assets from C&W. Pursuant to a transaction services agreement C&W was to continue to provide certain services to Xpedite until such time C&W circuits were assigned to Xpedite. Xpedite alleges that C&W failed to perform these services in accordance with the agreement and improperly invoiced Xpedite for charges incurred by C&W which were not provided for in the agreement. On November 18, 2003, a day after the above-referenced Georgia lawsuit was filed, C&W filed a Complaint against Xpedite in Virginia State Court. The Virginia lawsuit sought recovery for those charges allegedly incurred by C&W relating to C&W’s telecommunications charges of not less than $776,619.49. Xpedite answered the Virginia Complaint, denying that it was liable for the charges. Xpedite also asserted counterclaims against C&W, which were identical to the claims set forth in Xpedite’s Georgia Complaint. C&W filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 2003. In 2004, the Georgia lawsuit by Xpedite was dismissed without prejudice, and the Virginia lawsuit by C&W was stricken from the docket without prejudice to either party. In February 2003, Xpedite filed a proof of claim in the C&W bankruptcy case asserting a claim in the case based on the same facts as set forth in the Georgia lawsuit. Xpedite expects this claim to be dealt with in the C&W bankruptcy case’s claim resolution process.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 2004
February 2004
March 2004	400,000	$8.73	400,000	5,552,038

Total	400,000	$8.73	400,000	5,552,038

In the second quarter of 2000, our Board of Directors authorized a stock repurchase program under which we could purchase up to 10% of our then outstanding shares of common stock, or approximately 4.8 million shares. In January 2003, our Board of Directors approved and we announced an increase in our 2000 stock repurchase program by authorizing the repurchase of up to an additional 10% of outstanding common stock, or approximately 5.4 million shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported	Entities For Which Financial Statements Filed

01/27/04	Item 5 and 7 – Other Events to update risk factors.	None

02/19/04	Item 12 – Results of Operations and Financial Condition for the quarter and fiscal year ended December 31, 2003.	PTEK Holdings, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	PTEK HOLDINGS, INC.

/s/ Michael E. Havener
Michael E. Havener
Executive Vice President and Chief Financial Officer
(principal Financial and Accounting Officer and duly
authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350