Form 10-Q
period 2004-06-30
PTEK HOLDINGS INC
filed 2004-08-09
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2004
Common Stock, $0.01 par value	71,236,875 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$18,877	$23,946
Marketable securities, available for sale	231	575
Accounts receivable (less allowance of $4,795 and $4,451, respectively)	63,979	57,760
Prepaid expenses and other current assets	7,671	6,348
Deferred income taxes, net	20,177	20,938

Total current assets	110,935	109,567

PROPERTY AND EQUIPMENT, NET	64,592	63,563

OTHER ASSETS
Goodwill	141,868	123,066
Intangibles, net of amortization	28,735	24,553
Deferred income taxes, net	8,077	10,521
Notes receivable - employees	2,156	1,808
Other assets	3,849	6,219

	$360,212	$339,297

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$38,320	$36,621
Accrued taxes	9,624	10,984
Accrued expenses	33,192	33,891
Current maturities of long-term debt	15,000	15,000
Accrued restructuring costs	1,742	4,445

Total current liabilities	97,878	100,941

LONG-TERM LIABILITIES
Convertible subordinated notes	—	85,000
Long-term debt	20,900	5,000
Accrued expenses	9,778	14,638

Total long-term liabilities	30,678	104,638

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, and 71,044,625 and 57,289,895 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	710	572
Unrealized loss on marketable securities, available for sale	(8)	(110)
Additional paid-in-capital	689,660	602,452
Unearned restricted share compensation	(406)	(813)
Note receivable, shareholder	(5,503)	(5,343)
Cumulative translation adjustment	(138)	(507)
Accumulated deficit	(452,659)	(462,533)

Total shareholders’ equity	231,656	133,718

	$360,212	$339,297

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	$111,553	$94,851	$216,907	$184,071

Operating Expenses:
Cost of revenues (exclusive of depreciation shown separately below)	36,746	32,934	72,616	63,606
Selling and marketing	28,695	26,845	55,616	51,109
General and administrative	15,990	13,548	31,070	27,044
Research and development	2,925	2,178	5,431	4,182
Depreciation	6,257	5,740	12,834	11,273
Amortization	2,058	1,416	3,812	3,415
Equity based compensation	1,332	541	2,278	1,125

Total operating expenses	94,003	83,202	183,657	161,754

Operating income	17,550	11,649	33,250	22,317

Other (Expense) Income:
Interest expense	(1,530)	(2,453)	(3,150)	(5,262)
Interest income	181	197	348	441
Debt conversion costs	(17,027)	—	(17,027)	—
Gain (loss) on sale of marketable securities	—	501	(87)	501
Gain on repurchase of bonds	—	1,397	—	1,397
Other, net	813	126	829	407

Total other (expense) income	(17,563)	(232)	(19,087)	(2,516)

(Loss) income from continuing operations before income taxes	(13)	11,417	14,163	19,801
Income tax expense	27	4,663	5,484	8,268
(Loss) income from continuing operations	$(40)	$6,754	$8,679	$11,533

DISCONTINUED OPERATIONS:
Gain (loss) from operations of Voicecom	1,956	(132)	1,956	(132)
Income tax expense (benefit)	761	(51)	761	(51)

Gain (loss) on discontinued operations	1,195	(81)	1,195	(81)

Net income	$1,155	$6,673	$9,874	$11,452

BASIC EARNINGS (LOSS) PER SHARE:
(Loss) income from continuing operations	$(40)	$6,754	$8,679	$11,533
Net income	$1,155	$6,673	$9,874	$11,452

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	59,426	53,168	57,776	52,591

Basic earnings (loss) per share:
Continuing operations	$(0.00)	$0.13	$0.15	$0.22
Discontinued operations	$0.02	$(0.00)	$0.02	$(0.00)

Net income	$0.02	$0.13	$0.17	$0.22

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$582	$6,754	$10,064	$11,533
Net income	$1,777	$6,673	$11,259	$11,452

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,278	55,817	71,756	54,954

Diluted earnings per share:
Continuing operations	$0.01	$0.12	$0.14	$0.21
Discontinued operations	$0.01	$(0.00)	$0.02	$(0.00)

Net income	$0.02	$0.12	$0.16	$0.21

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,874	$11,452
Adjustments to reconcile net income to cash flows from operating activities:
(Gain) loss on discontinued operations	(1,195)	81
Debt conversion costs	17,027	—
Depreciation	12,834	11,273
Amortization	3,812	3,415
Amortization of deferred financing costs	434	—
Loss (gain) on sale of marketable securities	87	(501)
Gain on repurchase of bonds	—	(1,397)
Deferred income taxes	1,679	5,429
Gain on note receivable	(423)	—
Payments for restructuring, merger costs and other special charges	(2,974)	(549)
Payments for discontinued operations	(1,142)	(293)
Equity based compensation	2,278	1,125
Changes in assets and liabilities:
Accounts receivable, net	(3,621)	(4,784)
Prepaid expenses and other	(3,024)	3,280
Accounts payable and accrued expenses	(5,011)	(8,705)

Total adjustments	20,761	8,374

Net cash provided by operating activities	30,635	19,826

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,119)	(7,124)
Business acquisitions	(28,552)	(6,782)
Sale of marketable securities	667	541
Purchase of marketable securities	(245)	—
Proceeds received on note receivable	1,600	—
Increase in restricted cash for acquisitions, net	—	(4,688)

Net cash used in investing activities	(38,649)	(18,053)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal proceeds (payments) under borrowing arrangements	15,900	(2,192)
Payments for bond repurchase	—	(37,901)
Interest make–whole payment – convertible notes	(16,255)	—
Purchase of treasury stock, at cost	(4,495)	(627)
Exercise of stock options, net of tax withholding payments	8,218	363

Net cash provided by (used in) financing activities	3,368	(40,357)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(423)	260

NET DECREASE IN CASH AND EQUIVALENTS	(5,069)	(38,324)
CASH AND CASH EQUIVALENTS, beginning of period	23,946	68,777

CASH AND CASH EQUIVALENTS, end of period	$18,877	$30,453

Supplemental Disclosure of Cash Flow Information: In May 2004, the Company called for redemption all outstanding 5.0% Convertible Subordinated Notes due August 2008, which were all converted by the noteholders prior to the redemption date into approximately 12.7 million shares of Company Common Stock in June 2004. In addition, all deferred financing costs of approximately $3.1 million associated with this debt were converted to equity.

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

PTEK Holdings, Inc., a Georgia corporation (“PTEK” or the “Company”), is a global provider of business, data and group communications services. The Company’s reportable segments align it into two operating segments based on product offering. The Premiere Conferencing segment offers a full suite of audio and data conferencing services that enable our customers to conduct group meetings over the phone or Web. The Xpedite segment offers a comprehensive suite of information processing and delivery services that enable enterprises to deliver large quantities of individualized, business critical information as well as automate their core business processes. The unaudited balance sheet as of June 30, 2004, the unaudited statements of operations for the three and six months ended June 30, 2004 and 2003, the unaudited statements of cash flows for the six months ended June 30, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and six months ended June 30, 2004, are not indicative of the results that may be expected for the full fiscal year of 2004 or for any other interim period. The financial information presented herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Included in accounts receivable at June 30, 2004 and 2003 was earned but unbilled revenue of approximately $3.5 million and $2.8 million, respectively, at Premiere Conferencing. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For the three months ended June 30, 2004 and 2003, the Company capitalized software development costs of $1.3 million and $0.9 million, respectively. For the six months ended June 30, 2004 and 2003, the Company capitalized $2.2 million and $1.4 million, respectively. These costs are amortized on a straight-line basis over the estimated life of the software, not to exceed three years. Depreciation expense recorded for completed phases in the three and six months ended June 30, 2004 was $0.6 million and $1.1 million, respectively. Depreciation expense recorded for completed phases of software development in the three and six months ended June 30, 2003 was $0.2 million and $0.5 million, respectively.

Equity Based Compensation Plans

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense has been recognized for awards (other than restricted share awards, performance-based awards or awards related to options that were eligible for, but did not participate in, the Company’s 2001 option exchange for restricted shares) issued under the Company’s stock-based compensation plans where the exercise price of such award is equal to the market price of the underlying common stock at the date of grant. The Company provides the additional disclosures required under Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The Company has adopted the disclosure-only provision of SFAS No. 123. If compensation expense for the Company’s stock option grants described above had been determined based on the fair value at the grant date for

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

awards in the three and six months ended June 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:
As reported	$1,155	$6,673	$9,874	$11,452
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	814	320	1,395	677
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,018)	(926)	(1,779)	(1,689)

Pro forma net income for calculating basic net income per share	$951	$6,067	$9,490	$10,440

Basic net income per share:
As reported	$0.02	$0.13	$0.17	$0.22
Pro forma	$0.02	$0.11	$0.16	$0.20

Pro forma net income for calculating basic net income per share	$951	$6,067	$9,490	$10,440
Adjustment for assumed conversion of 2008 Convertible Notes, net of tax	622	—	1,385	—

Pro forma net income for calculating diluted net income per share	$1,573	$6,067	$10,875	$10,440

Diluted net income per share:
As reported	$0.02	$0.12	$0.16	$0.21
Pro forma	$0.02	$0.11	$0.15	$0.19

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

The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact the Company’s ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. The Company believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact its financial condition and results of operations.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Income per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2004 and December 31, 2003, are contingent until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

Diluted net income per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, outstanding warrants, unvested restricted shares and stock options are potentially dilutive securities during the three and six months ended June 30, 2004 and 2003. In August 2003, the Company issued $85.0 million of 5% convertible subordinated notes due 2008 (the “2008 Convertible Notes”). All of the 2008 Convertible Notes were called for redemption in May 2004 and converted into Company Common Stock prior to the redemption date in June 2004 at a conversion price of approximately $6.6944 per share or approximately 12.7 million shares. Prior to the conversion on June 14, 2004, the conversion price was less than the market value of Company Common Stock. As a result, the net income available to common shareholders is adjusted for the interest expense of approximately $0.6 million and $1.4 million up to the conversion date of the 2008 Convertible Notes for the three and six months ended June 30, 2004, respectively, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of the 2008 Convertible Notes on the same pro-rata basis. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, the 2008 Convertible Notes and the unvested restricted shares, computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total weighted-average shares outstanding – Basic	59,425,617	53,168,046	57,775,666	52,590,627
Add common stock equivalents:
Stock options	1,537,228	1,718,001	1,475,190	1,432,650
2008 Convertible Notes	10,298,825	—	11,498,003	—
Warrants	27,112	—	17,360	—
Unvested restricted shares	989,670	930,544	989,835	930,544

Total weighted-average shares outstanding – Diluted	72,278,452	55,816,591	71,756,054	54,953,821

Treasury Stock

All treasury stock transactions are recorded at cost. During the six months ended June 30, 2004, the Company repurchased 500,000 shares of its common stock under the stock repurchase program for approximately $4.5 million. The Company cancelled all 500,000 shares of outstanding treasury stock during the quarter in which they were purchased. During the six months ended June 30, 2003, the Company repurchased 159,700 shares of treasury stock for approximately $0.6 million. And during the second quarter of 2003, the Company cancelled all shares of outstanding treasury stock.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income

Comprehensive income represents the change in equity of a business during a period, except for investments by shareholders and distributions to shareholders. Foreign currency translation adjustments and unrealized gain on available-for-sale marketable securities represent the Company’s components of other comprehensive income. The following table shows total comprehensive income for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$1,155	$6,673	$9,874	$11,452
Translation adjustments, net of tax	271	870	369	745
Change in unrealized (loss) gain on marketable securities, net of tax	(8)	(137)	102	(115)

Comprehensive net income	$1,418	$7,406	$10,345	$12,082

Accumulated other comprehensive loss was $381.2 million and $391.5 million at June 30, 2004 and December 31, 2003, respectively.

New Accounting Pronouncements

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”) that possess certain characteristics. The revision clarifies the definition in the original release than potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for the Company in the first quarter of fiscal 2004. The Company has not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Condensed Consolidated Financial Statements as the Company did not have any financial instruments with characteristics of both liabilities and equity as of June 30, 2004.

Cessation of SFAS No. 142 Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying value. The balance of goodwill was $141.9 million and $123.1 million as of June 30, 2004 and December 31, 2003, respectively.

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	June 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$116,995	$(88,260)	$28,735	$109,047	$(84,494)	$24,553

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $4.1 million for the remainder of 2004, $8.2 million in 2005, $6.3 million in 2006, $6.2 million in 2007 and $3.4 million in 2008.

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2003 and June 30, 2004 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2003	Payments	Accrued Costs at June 30, 2004
Accrued restructuring costs:
Severance and exit costs	$3,183	$2,476	$707
Contractual obligations	5,558	478	5,080

Accrued restructuring costs	$8,741	$2,954	$5,787

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

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the first six months of 2004, Xpedite paid approximately $1.9 million related to severance and exit costs and $0.6 million in contractual obligations. A majority of the contractual obligations relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $4.0 million of this liability has been classified in long-term accrued expenses on the balance sheet at June 30, 2004. The remaining restructuring reserve was approximately $5.3 million at June 30, 2004. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the first six months of 2004, Premiere Conferencing paid approximately $0.2 million related to severance obligations and contract termination costs. The remaining accrual for Premiere Conferencing at June 30, 2004 was approximately $13,000. The Holding Company recorded a charge of approximately $0.7 million during 2003 relating to severance obligations due to the former Chief Legal Officer, of which $0.4 million was paid in the first six months of 2004, leaving a remaining accrual of $0.2 million at June 30, 2004.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administrative costs. During the first six months of 2004 and 2003, the Company paid approximately $0.2 million and $0.6 million, respectively, in severance and exit costs related to this plan. At June 30, 2004, the remaining accrual was approximately $0.3 million.

4. INVESTMENTS

In October 2003, the Company paid AT&T Corp. (“AT&T”) approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of the Company’s common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink Services Corporation (“EasyLink”) in the original principal amount of $10.0 million (the “EasyLink Note”) and 1,423,980 shares of EasyLink’s Class A common stock as well as costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method. In addition, the Company and EasyLink modified the EasyLink Note to, among other things, amend

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the payment schedule as follows: the Company is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The third quarterly payment of $0.8 million was received during the three months ended June 30, 2004. This payment depleted the remaining carrying value and a gain of $0.4 million was recorded for the three months ended June 30, 2004. If the Company receives additional payments, the Company will record additional gain. The EasyLink Note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

5. ACQUISITIONS AND DISCONTINUED OPERATIONS

Premiere Conferencing

In April 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of Resource Communications Inc. (“Resource Communications”), a U.S.-based provider of audio and data conferencing services and broadcast messaging services to small- and medium-sized businesses. Premiere Conferencing funded the purchase with the Company’s previous credit facility. The Company paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. The Company followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance, lease termination cost and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

Xpedite

In May 2004, Xpedite, through its local subsidiary, acquired substantially all of the stock of Unimontis AG and its affiliates (collectively, “Unimontis”), a facsimile and e-mail messaging service provider in Switzerland and Germany. Xpedite funded the purchase through existing working capital. Xpedite paid $5.0 million in cash at closing and will pay an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. The Company followed SFAS No. 141, “Business Combinations,” and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million to severance, lease termination costs and certain other acquisition liabilities, $2.0 million to identifiable customer lists which are being amortized over a five-year useful life and $0.2 million to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In February 2004, Xpedite acquired substantially all of the assets and assumed certain liabilities of Adval Communications, Inc. and its affiliates (collectively, “Adval”), a U.S.-based facsimile and e-mail document delivery service provider, for a total purchase price of $1.5 million. Xpedite paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. The Company followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquire working capital, and $1.0 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

In January 2003, Xpedite acquired substantially all of the assets related to the U.S.-based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. Xpedite paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

31, 2003, which is secured by a letter of credit issued under the Company’s Line of Credit. The Company followed SFAS No. 141 and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

Discontinued Operations

During the second quarter of 2004, the Company changed the estimated liability for certain lease obligations associated with the discontinued operations of its former Voicecom reportable segment. This change in estimate is attributable to certain sublease arrangements that the Company anticipates entering into with regard to former Voicecom facilities.

6. INDEBTEDNESS

On June 30, 2004, the Company entered into a three-year, senior secured revolving credit facility with Bank of America, N.A. as agent (the “Line of Credit”). The Line of Credit provides for borrowings up to $120.0 million and is subject to customary covenants for secured credit facilities of this nature. The new Line of Credit replaces the previous $60 million three-year senior secured revolving credit facility with LaSalle Bank National Association, as agent, and Bank of America, N.A., as documentation agent, which was entered into in November 2003. At June 30, 2004, the Company was in compliance with all covenants of the Line of Credit. Proceeds drawn under this Line of Credit may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the Line of Credit is, at the Company’s option, the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2004, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5%. As of June 30, 2004, the Company had $20.9 million of borrowings outstanding and approximately $3.9 million in letters of credit outstanding under the Line of Credit. As a result of the early repayment of the LaSalle credit facility approximately $0.7 million of deferred financing costs associated with this credit facility were expensed to debt conversion costs.

On August 12, 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008. On August 15, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes was $4.3 million and was to be paid semiannually on February 15 and August 15 of each year. The Company called 100% of its outstanding $85 million principal amount of the 2008 Convertible Notes for redemption on June 14, 2004. All holders of the 2008 Convertible Notes elected to convert their notes into the Company’s common stock prior to the redemption date. As a result, the 2008 Convertible Notes were converted into approximately 12.7 million shares of Company Common Stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share). In addition, the Company made an interest make-whole payment in cash of $16.3 million with respect to all 2008 Convertible Notes called for provisional redemption and paid $1.4 million in accrued and unpaid interest up to but excluding the date of redemption. The interest make-whole payment was equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date and is classified as debt conversion costs in the income statement.

In July 1997, the Company issued $172.5 million of 5¾% convertible subordinated notes that matured on July 1, 2004 (the “2004 Convertible Notes”), a portion of which had been repurchased or redeemed prior to June 30, 2004. The 2004 Convertible Notes were convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The principal balance of the 2004 Convertible Notes at June 30, 2004 was $15.0 million and is classified as a current liability on the consolidated balance sheet. On July 1, 2004, the Company retired the principal obligation due of $15.0 million with borrowings on the Line of Credit. See Note 10— “Subsequent Events.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. EQUITY BASED COMPENSATION

Options exchanged for restricted shares

In the fourth quarter of 2001, the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 per share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation is recognized as equity based compensation expense as these shares vest. For both the three and six months ended June 30, 2004, equity based compensation expense of approximately $0.1 million was recognized. For the three and six months ended June 30, 2003, equity based compensation expense of approximately $0.1 million and $0.4 million, respectively, was recognized.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At June 30, 2004, this option count was approximately 235,000 due to the sale of Voicecom and other cancellations or exercises of these options. These options will be subject to variable accounting until such options are exercised, are forfeited or expire unexercised. These options have exercise prices ranging from $5.23 to $13.95. For the three and six months ended June 30, 2004, a charge of approximately $0.5 million and $0.6 million, respectively, was recorded because the market value of the Company’s common stock was greater than the exercise price of a portion of the options. For the three and six months ended June 30, 2003, no charge was recorded because the exercise price of each of the options was greater than the market value of the Company’s common stock.

Restricted shares issued to executive management

Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The cost associated with the remaining restricted shares is recognized straight line through 2004 and the equity based compensation expense recorded for each of the three and six months ended June 30, 2004 and 2003 was approximately $0.1 million and $0.3 million, respectively.

In addition, during the three and six months ended June 30, 2004, the Company issued restricted shares to approximately 65 employees which resulted in compensation expense of $0.2 million and $0.8 million, respectively.

Other stock option compensation expense

During the second quarter of 2004, the Company recognized stock option compensation expense of $0.4 million as a result of the modification of a director stock option grant in connection with the resignation of a member of the Board of Directors in June 2004. During the second quarter of 2003, the Company recognized stock option compensation expense of approximately $0.3 million as a result of the acceleration of options associated with the resignation of several Board members.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with restricted shares issued in exchange for options in December 2001 and

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. During 2003, several of these loans, including interest, were paid off leaving a principal balance of approximately $1.8 million and $1.7 million at June 30, 2004 and December 31, 2003, respectively. The total interest accrued on these loans was approximately $0.2 million and $0.1 million at June 30, 2004 and December 31, 2003, respectively. The Company has a legal commitment to make additional loans to pay taxes associated with the future vesting of restricted shares as evidenced by restricted stock agreements and Board of Directors and Board Committee resolutions dated before July 30, 2002, but the dollar amount of such loans cannot be determined at this time.

8. COMMITMENTS AND CONTINGENCIES

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

On December 10, 2001, Voice-Tel Enterprises, LLC (f/k/a Voice-Tel Enterprises, Inc. (“Voice-Tel”)) filed a complaint against Voice-Tel franchisees JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against Premiere Communications, Inc. (“PCI”) and PTEK. On January 18, 2002, Voice-Tel, PCI and PTEK filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA Franchise Agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. On July 16, 2002, Voicecom Telecommunications, LLC (“Voicecom”), which is not an affiliate of the Company, was added as a party plaintiff in the lawsuit against JOBA and Digital. On March 31, 2003, the federal court granted PTEK and PCI’s motion for summary judgment, and dismissed them from the case. The court also granted partial summary judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. In 2004, JOBA filed a motion for relief from the summary judgment orders dismissing PTEK and PCI as well as a motion to disqualify counsel for plaintiffs and third-party defendants to which plaintiffs and third-party defendants responded and objected. The trial court has not yet ruled on these motions, and there is no date set for trial in the federal case.

On March 19, 2004, in a separate action, JOBA filed a third-party complaint against PTEK, PCI and Voice-Tel. The claims were filed in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. Voice-Tel had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of PCI and Voice-Tel,

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

including the JOBA franchise agreement. The third-party claims by JOBA against PTEK, PCI and Voice-Tel purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, PTEK, PCI and Voice-Tel answered and responded to the third-party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third-party complaint, strike portions of the third-party complaint and stay discovery. JOBA has not yet responded to those motions.

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

The Company has recently received letters from A2D, L.P. (“A2D”), an affiliate of Ronald A. Katz Technology Licensing, L.P. (“Katz”), informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our services. The letters also include an offer to the Company of a nonexclusive license to Katz’s portfolio of patents. The Company is currently considering the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable and apply to certain of the Company’s services, the Company may seek a license from A2D. If we decide to seek such a license, it is uncertain as to the terms upon which the Company may be able to negotiate and obtain a license, if at all, as well as to the amount of the possible one-time and recurring license fees which the Company may be required to pay.

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

One of Premiere Conferencing’s customers, IBM, accounts for a significant amount of revenues. Sales to that customer accounted for approximately 11.3% of consolidated revenues from continuing operations (25.9% of Premiere Conferencing’s revenue) for the six months ended June 30, 2004 and 11.4% of consolidated revenues from continuing operations (27.5% of Premiere Conferencing’s revenue) for the six months ended June 30, 2003. Premiere Conferencing’s agreement with IBM expires on December 31, 2004. The agreement does not contain any revenue commitments, termination charges, use requirements or price protection for services provided to IBM. Upon the expiration of the agreement, Premiere Conferencing may not be able to retain IBM as a customer at historical levels. IBM is actively exploring the use of new technologies, such as voice-over-IP (“VOIP”), to help lower its costs of conferencing. A shift to a VOIP-based solution by IBM, whether or not provided by Premiere Conferencing, would result in a decrease in revenues to Premiere Conferencing for this account over time. The loss in revenues from or diminution in the relationship with IBM, changes in technology or network requirements from IBM or a decrease in average sales prices without an offsetting increase in volumes could have a material adverse effect on the Company’s financial condition and results of operations.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$49.7	$39.7	$94.9	$76.3
Xpedite	62.0	55.2	122.2	107.9
Eliminations	(0.1)	(0.0)	(0.2)	(0.1)

	$111.6	$94.9	$216.9	$184.1

Income:
Income from continuing operations:
Premiere Conferencing	$5.7	$5.5	$13.5	$10.7
Xpedite	4.3	5.2	10.9	10.9
Holding Company	(10.0)	(3.9)	(15.7)	(10.1)

	$(0.0)	$6.8	$8.7	$11.5

	June 30, 2004	December 31, 2003
Identifiable Assets:
Premiere Conferencing	$105.1	$78.9
Xpedite	219.5	216.1
Holding Company	35.6	44.3

	$360.2	$339.3

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions):

	Three Months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Revenues from continuing operations:
North America	$73.0	$61.7	$140.9	$120.1
Europe	20.7	17.3	40.2	33.4
Asia Pacific	17.9	15.9	35.8	30.6

	$111.6	$94.9	$216.9	$184.1

10. SUBSEQUENT EVENTS

On July 1, 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of the conferencing services operating segment of ClearOne Communications, Inc. (“ClearOne Communications”), a provider of conferencing and Web and data collaboration services, for approximately $20.2 million, net of working capital. The Company funded the purchase with borrowings under the Line of Credit. The Company is in the process of completing its valuation of certain intangible assets in accordance with SFAS No. 141, “Business Combinations.”

On July 1, 2004, the Company retired the remaining $15 million principal amount of its 2004 Convertible Notes using funds available under its existing Line of Credit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

We are a global provider of business, data and group communications services. Our reportable segments align us into two operating segments based on product offering: Our Premiere Conferencing segment offers a full suite of audio and data conferencing services that enable our customers to conduct group meetings over the phone or Web. Our Xpedite segment offers a comprehensive suite of information processing and delivery services that enable enterprises to deliver large quantities of individualized, business critical information as well as automate their core business processes. The results of operations for the three months and six months ended June 30, 2004, are not indicative of the results that may be expected for the full fiscal year of 2004 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RESULTS OF OPERATIONS

The following table presents selected financial information regarding our operating segments for the periods presented (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$49.7	$39.7	$94.9	$76.3
Xpedite	62.0	55.2	122.2	107.9
Eliminations	(0.1)	(0.0)	(0.2)	(0.1)

	$111.6	$94.9	$216.9	$184.1

Income:
Income from continuing operations:
Premiere Conferencing	$5.7	$5.5	$13.5	$10.7
Xpedite	4.3	5.2	10.9	10.9
Holding Company	(10.0)	(3.9)	(15.7)	(10.1)

	$(0.0)	$6.8	$8.7	$11.5

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended June 30,		Six months Ended June 30,
	2004	2003	2004	2003
Revenues from continuing operations:
North America	$73.0	$61.7	$140.9	$120.1
Europe	20.7	17.3	40.2	33.4
Asia Pacific	17.9	15.9	35.8	30.6

	$111.6	$94.9	$216.9	$184.1

ANALYSIS

Consolidated revenues increased 17.6% to $111.6 million for the three months ended June 30, 2004 compared with $94.9 million for the same period in 2003 and increased 17.8% to $216.9 million for the six months ended June 30, 2004 compared with $184.1 million for the same period in 2003. On a reportable segment basis:

•	For the three months ended June 30, 2004 and 2003, respectively, Premiere Conferencing revenue was 44.5% and 41.8% of consolidated revenues. For the six months ended June 30, 2004 and 2003, Premiere Conferencing was 43.7% and 41.4% of consolidated revenues, respectively. For the three months ended June 30, 2004 and 2003, Premiere Conferencing experienced a 25.0% increase in revenue from $39.7 million to $49.7 million. For the six months ended June 30, 2004 and 2003, Premiere Conferencing experienced a 24.3% increase in revenue from $76.3 million to $94.9 million. These increases were due to growth in North America revenue of $7.0 million or 21.0% and $11.6 million or 17.9% for the three and six months ended June 30, 2004 compared to the comparable periods in 2003. International revenue growth was $2.9 million or 4.5% and $7.0 million or 60.8% for the three and six months ended June 30, 2004 compared to the comparable periods in 2003. The weakening of the U.S. dollar in relation to currencies in which Premiere Conferencing conducts business also contributed to the international growth for the three and six months ended June 30, 2004. Total billable minutes increased 26.1% and 37.7% to 456 million and 874 million minutes for the three and six months ended June 30, 2004, from 337 million and 635 million minutes for the comparable periods in 2003. The primary increase in revenue and minutes is attributable to growth in Premiere Conferencing’s ReadyConference and web conferencing services and the acquisition of Resource Communications on April 1, 2004.

•	Xpedite revenue was 55.5% and 58.2% of consolidated revenues for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, Xpedite was 56.3% and 58.6% of consolidated revenues, respectively. For the three months ended June 30, 2004, Xpedite experienced a 12.2% increase in revenue from $55.2 million to $62.0 million. For the six months ended June 30, 2004 and 2003, Xpedite experienced a 13.2% increase in revenue from $107.9 million to $122.2 million. These increases were due to growth in North America revenue of $4.6 million or 16.2% and $9.5 million or 17.2% for the three and six months ended June 30, 2004 compared to the comparable periods in 2003. International revenue growth was $2.2 million or 8.0% and $4.8 million or 9.0% for the three and six months ended June 30, 2004 compared to the comparable periods in 2003. The weakening of the U.S. dollar in relation to currencies in which Xpedite conducts business also contributed to the international growth for the three months and six months ended June 30, 2004. Total billable minutes increased 23.9% and 18.3% to 839 million and 1,630 million minutes for the three and six months ended June 30, 2004, from 678 million and 1,378 million minutes for the comparable periods in 2003. The primary increase in revenue and minutes is attributable to growth in Xpedite’s transactional services and the acquisitions of MediaLinq, Adval and Unimontis in September 2003, February 2004 and May 2004, respectively.

For the three and six months ended June 30, 2004, consolidated revenues on a geographic region basis increased in North America to $73.0 and $140.9 million from $61.7 million and $120.1 million for the comparable periods in 2003. For the three and six months ended June 30, 2004, consolidated revenues in Europe increased to $20.7 million and $40.2 million from $17.3 million and $33.4 million for the same period in 2003. For the three months and six months ended June 30, 2004, Asia Pacific revenues increased to $17.9 million and $35.8 million from $15.9 million and $30.6 million for the same periods in 2003. We experienced revenue growth in the European and Asia Pacific regions as a result of the continued regional expansion of both Premiere Conferencing and Xpedite and the continued weakening of the U.S. dollar to the major currencies in which Premiere Conferencing and Xpedite conduct business. We expect the regional expansion in the European and Asia Pacific regions to continue.

Consolidated cost of revenues increased to $36.7 million and $72.6 million, or 32.9% and 33.5% of consolidated revenues, for the three months and six months ended June 30, 2004 from $32.9 million and $63.6 million, or 34.7% and 34.6% of consolidated revenues, for the comparable periods in 2003. On a segment basis:

•	Premiere Conferencing’s cost of revenue increased to $18.5 million and $36.1 million, or 37.2% and 37.5% of segment revenue, for the three and six months ended June 30, 2004 from $15.8 million and $30.4 million, or 39.7% and 39.8% of segment revenue, for the comparable periods in 2003. This slight decrease as a percentage of segment revenue resulted from a reduction in the average selling price per minute for ReadyConference which carries a lower price per minute than the attended conferencing service. ReadyConference grew to 73.7% and 74.4% of segment revenue for the three and six months ended June 30, 2004 from 71.1% and 71.0% of segment revenue for the comparable periods in 2003.

•	Xpedite’s cost of revenue increased to $18.3 million and $36.9 million, or 29.6% and 30.2% of segment revenue, for the three and six months ended June 30, 2004 from $17.2 million and $33.3 million, or 31.2% and 30.9% of segment revenue, for the comparable periods in 2003. The increase in cost is the result of Xpedite’s acquisitions of MediaLinq, Adval and Unimontis acquisitions in September 2003, February 2004 and May 2004, respectively.

Consolidated selling and marketing costs increased to $28.7 million and $55.6 million, or 25.7% and 25.6% of consolidated revenues, for the three and six months ended June 30, 2004 from $26.8 million and $51.5 million, or 28.3% and 27.8% of consolidated revenues, for the comparable periods in 2003. Premiere Conferencing’s selling and marketing costs increased to $11.8 million and $22.4 million, or 23.8% and 23.6% of segment revenue, for the three and six months ended June 30, 2004 from $10.1 million and $18.7 million, or 25.4% and 24.6% of segment revenue, for the comparable periods in 2003. Xpedite’s selling and marketing costs increased to $16.9 million and $33.2 million, or 27.2% of segment revenue, for both the three and six months ended June 30, 2004 from $16.8 million and $32.4 million, or 30.4% and 30.0% of segment revenue, for the comparable periods in 2003. These increases were attributable to increased sales headcount.

Consolidated research and development costs were $2.9 million and $5.4 million, or 2.6% and 2.5% of consolidated revenues, for the three and six months ended June 30, 2004 compared with $2.2 million and $4.2 million, or 2.3% of consolidated revenues, for the comparable periods in 2003. These costs increased as a result of additional costs relating to the maintenance and development of new services and the reclassification of certain capitalized software development activities as maintenance expense due to discontinued development projects.

Consolidated general and administrative costs increased to $15.9 million and $30.8 million, or 14.3% and 14.2% of consolidated revenues, for the three and six months ended June 30, 2004 from $13.5 million and $27.0 million, or 14.3% and 14.7% of consolidated revenues, for the comparable periods in 2003. At Premiere Conferencing, general and administrative costs were $3.5 million and $6.9 million, or 7.1% and 7.2% of segment revenue, for the three and six months ended June 30, 2004 compared to $3.0 million and $6.3 million, or 7.6% and 8.3% of segment revenue, for the comparable periods in 2003. The decrease as a percent of revenue at Premiere Conferencing is associated with reduced bad debt experience from improvements in credit and collections processes. At Xpedite, general and administrative costs were $5.4 million and $10.5 million, or 8.7% and 8.6% of segment revenue, for the three and six months ended June 30, 2004 compared to $4.6 million and $9.4 million, or 8.4% and

8.7% of segment revenue, for the comparable periods in 2003. General and administrative costs declined as a percentage of segment revenue for the six months ended June 30, 2004 but increased in absolute dollars as a result of Xpedite’s acquisitions of MediaLinq, Adval and Unimontis. Corporate general and administrative costs increased to $3.5 million and $6.5 million for the three and six months ended June 30, 2004 from $3.0 million and $5.6 million for the comparable periods in 2003, as a result of additional professional fees associated with our Sarbanes- Oxley Act of 2002 Section 404 compliance and international income tax projects.

Consolidated depreciation expense was $6.3 million and $12.8 million, or 5.6% and 5.9% of consolidated revenues, for the three and six months ended June 30, 2004 compared with $5.7 million and $11.3 million, or 6.1% of consolidated revenues, for both of the comparable periods in 2003. Depreciation increased by $0.6 million in the second quarter of 2004 compared to the second quarter of 2003 as a result of increased investment in capacity needs for both business units but declined as a percentage of revenue as both business units increased utilization of existing capacity. We expect future increased investments for capacity as well as technology upgrades for the remainder of 2004 in order to meet our expected growth.

Consolidated amortization increased to $2.1 million and $3.8 million, or 1.9% and 1.8% of consolidated revenues, for the three and six months ended June 30, 2004 from $1.4 million and $3.4 million, or 1.5% and 1.9% of consolidated revenues, for the comparable periods in 2003. The increase in amortization expense for the three and six months ended June 30, 2004 was primarily as a result of the amortization of new customer lists and developed technology intangibles associated with the MediaLinq, Adval, Resource Communications and Unimontis acquisitions in September 2003, February 2004, April 2004 and May 2004, respectively, slightly offset by the completed amortization of a 1998 Premiere Conferencing customer list intangible during the third quarter of 2003.

Consolidated equity-based compensation increased to $1.3 million and $2.3 million for the three and six months ended June 30, 2004 from $0.5 million and $1.1 million for the comparable periods in 2003. The increase in 2004 is the result of a director stock option modification in connection with the resignation of a board member in June 2004, increased variable stock option cost as a result of stock appreciation in the second quarter of 2004 and the issuance of restricted shares to employees during 2004.

Net interest expense decreased to $1.3 million and $2.8 million for the three and six months ended June 30, 2004 from $2.3 million and $4.8 million for the comparable periods in 2003. Interest expense, net decreased as a result of the repurchase and redemption of a portion of the 2004 convertible notes and term loans in the later half of 2003 and the conversion of the 2008 convertible notes offset by the interest expense associated with amounts outstanding on our line of credit.

In May 2004, we called for early redemption our 2008 convertible notes shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert these notes into our common stock prior to the redemption date. All holders received accrued and unpaid interest and the interest make-whole amount. The interest make-whole amount that we paid in cash was funded from our line of credit. $17.0 million of debt conversion costs were expensed in the second quarter of 2004, comprised of $16.3 million of interest make-whole payment and $0.7 million of deferred financing costs related to the refinancing of our previous $60 million credit facility with our new $120 million line of credit in June 2004. Additionally, we deducted from additional paid-in-capital $3.0 million associated with deferred financing costs relating to our 2008 convertible notes. For a description of our line of credit, see “Liquidity and Capital Resources.”

RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2003 and June 30, 2004 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2003	Payments	Accrued Costs at June 30, 2004
Accrued restructuring costs:
Severance and exit costs	$3,183	$2,476	$707
Contractual obligations	5,558	478	5,080

Accrued restructuring costs	$8,741	$2,954	$5,787

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

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the first six months of 2004, Xpedite paid approximately $1.9 million related to severance and exit costs and $0.6 million in contractual obligations. A majority of the contractual obligations relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $4.0 million of this liability has been classified in long-term accrued expenses on the balance sheet at June 30, 2004. The remaining restructuring reserve was approximately $5.3 million at June 30, 2004. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the first six months of 2004, Premiere Conferencing paid approximately $0.2 million related to severance obligations and contract termination costs. The remaining accrual for Premiere Conferencing at June 30, 2004 was approximately $13,000. The Holding Company recorded a charge of approximately $0.7 million during 2003 relating to severance obligations due to our former chief legal officer, of which $0.4 million was paid in the first six months of 2004, leaving a remaining accrual of $0.2 million at June 30, 2004.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administrative costs. During the first six months of 2004 and 2003, we paid approximately $0.2 million and $0.6 million, respectively, in severance and exit costs related to this plan. At June 30, 2004, the remaining accrual was approximately $0.3 million.

ACQUISITIONS AND DISCONTINUED OPERATIONS

Premiere Conferencing

In April 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of Resource Communications, a U.S.-based provider of audio and data conferencing services and broadcast messaging services to small- and medium-sized businesses. Premiere Conferencing funded the purchase with our previous credit facility. Premiere Conferencing paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance, lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

Xpedite

In May 2004, Xpedite, through its local subsidiary, acquired substantially all of the stock of Unimontis and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. Xpedite funded the purchase through existing working capital. Xpedite paid $5.0 million in cash at closing and will pay an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. We followed SFAS No. 141, “Business Combinations,” and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance, lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In February 2004, Xpedite acquired substantially all of the assets and assumed certain liabilities of Adval and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider, for a total purchase price of $1.5 million. Xpedite paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquire working capital, and $1.0 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

In September 2003, Xpedite entered into an asset purchase agreement with Captaris and its wholly-owned subsidiary MediaTel, whereby Xpedite purchased substantially all of the assets of MediaLinq, an outsource division of Captaris operated by MediaTel. The effective date of this transaction was September 1, 2003, and the results of MediaLinq have been included in our consolidated financial statements since that date.

In January 2003, Xpedite acquired substantially all of the assets related to the U.S.-based e-mail and facsimile messaging business of C&W, and assumed certain liabilities, for a total purchase price of $11.4 million. Xpedite paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and will pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which is secured by a letter of credit under our line of credit. We followed SFAS No. 141 and approximately $1.1 million of the aggregate purchase price has been allocated to acquired property, plant and equipment, and $10.3 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

Discontinued Operations

During the second quarter of 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. This change in estimate is attributable to certain sublease arrangements that we anticipate entering into with regard to our former Voicecom facilities.

EASYLINK TRANSACTION

In October 2003, we paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock as well as costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method. In addition, the EasyLink note was modified to, among other things, amend the payment schedule as follows: we are entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The third quarterly payment of $0.8 million was received during the three months ended June 30, 2004. This payment depleted the remaining carrying value and resulted in a gain of $0.4 million for the three months ended June 30, 2004. If we receive additional payments, we will record additional gain. The EasyLink note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2004, we had $18.9 million in cash and equivalents compared to $23.9 million at December 31, 2003. Cash balances residing outside of the U.S. at June 30, 2004 were $17.7 million compared to $19.3 million at December 31, 2003. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. Net working capital at June 30, 2004 was $13.1 million compared to $8.6 million at December 31, 2003. At June 30, 2004, we had $99.1 million of availability under our line of credit. For a more detailed discussion of our line of credit see “—Liquidity and Capital Resources – Capital Resources.”

Cash provided by operating activities

Net cash provided by operating activities from continuing operations totaled approximately $30.6 million for the six months ended June 30, 2004, compared to cash provided by continuing operations of approximately $19.8 million for the six months ended June 30, 2003. The increase in operating cash flow is attributable to increased net income from continuing operations for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Cash used in investing activities

Investing activities from continuing operations used cash totaling approximately $38.6 million for the six months ended June 30, 2004, compared to cash used in investing activities from continuing operations totaling $18.1 million for the same period in 2003. The principal uses of cash from investing activities for the six months ended June 30, 2004 included capital expenditures of $12.1 million, installment payments associated with the C&W acquisition of $0.9 million and payments for the Adval, Resource Communications and Unimontis acquisitions of approximately $27.7 million. These uses were offset slightly by cash proceeds from the sale and purchase of marketable securities of $0.4 million and proceeds received from the EasyLink note of $1.6 million. The principal uses of cash from investing activities for the six months ended June 30, 2003 included payments made for the C&W acquisition of approximately $6.4 million, an increase in restricted cash for the deferred payments related to this acquisition of $5.0 million and capital expenditures of approximately $7.1 million.

Cash used in financing activities

Cash provided by financing activities from continuing operations for the six months ended June 30, 2004 totaled $3.4 million compared with cash used in financing activities from continuing operations of $40.4 million for the same period in 2003. Cash outflows from financing activities for the six months ended June 30, 2004 included the payment of $16.3 million in interest make-whole as a result of the conversion of our 2008 convertible notes and purchases of treasury stock of approximately $4.5 million. Cash inflows from financing activities for the six months ended June 30, 2004 were the result of net borrowings of $15.9 million on our line of credit to fund the $16.3 million interest make-whole payment associated with the conversion of our 2008 convertible notes and $8.2 million from stock option exercises. Cash outflows for financing activities in the first half of 2003 were the result of our repurchase in the open market of $39.5 million in principal amount of our 2004 convertible notes at a purchase price of approximately $37.9 million, debt payments for equipment loans of $2.2 million and the purchase of $0.6 million of our common stock during the first quarter of 2003.

Off-balance sheet arrangements

As of June 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

On June 30, 2004, we entered into a three-year, senior secured revolving credit facility with Bank of America, N.A. as agent. The credit agreement provides for borrowings up to $120.0 million and is subject to customary covenants for secured credit facilities of this nature. This line of credit replaces our previous $60.0 million credit facility with LaSalle Bank. At June 30, 2004, we were in compliance with all covenants. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit is, at our option, the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2004, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5%. As of June 30, 2004, we had $20.9 million of borrowings outstanding and had approximately $3.9 million in letters of credit outstanding under the line of credit.

In May 2004, we exercised our right to redeem the 2008 convertible notes in whole shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of the 2008 convertible notes elected to convert their notes into our common stock in advance of the redemption date in lieu of accepting the cash redemption price. All holders received accrued and unpaid interest and the interest make-whole amount. The interest make-whole amount that we paid in cash was funded from our line of credit.

In July 1997, we issued convertible subordinated notes of $172.5 million that matured on July 1, 2004 and bore interest at 5 3/4%. Our 2004 convertible notes were convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. The principal balance of our 2004 convertible notes at June 30, 2004 was $15.0 million and is classified as a current liability on our consolidated balance sheet as the balance is due July 1, 2004. On July 1, 2004, we paid the principal obligation due of $15.0 million with the use of our line of credit.

Liquidity

As of June 30, 2004, we had $18.9 million of cash and cash equivalents. We generated positive operating cash flows from each of our operating segments for the six months ended June 30, 2004. Each operating segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We obtained our line of credit in June 2004, the proceeds of which were used to repay the unpaid balance of our 2004 convertible notes that were due on July 1, 2004 and the interest make-whole payment on our 2008 convertible notes converted in June 2004. At June 30, 2004, we had $99.1 million of undrawn available credit on our line of credit.

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

SUBSEQUENT EVENTS

On July 1, 2004, Premiere Conferencing acquired substantially all of the assets, and assumed certain liabilities, of the conference calling services operating segment of ClearOne Communications, a provider of conferencing and Web and data collaboration services and products, for approximately $20.2 million, net of working capital. We funded the purchase with borrowings under our line of credit. We are in the process of completing our valuation of certain intangible assets in accordance with SFAS No. 141 “Business Combinations.”

On July 1, 2004, we paid the remaining principal obligation of $15.0 million with regard to the 2004 convertible notes with funding from our line of credit.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon our consolidated condensed financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the consolidated condensed financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. We have reviewed these critical accounting policies and related disclosures with our audit committee. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

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

NEW ACCOUNTING PRONOUNCMENTS

In December 2003, the FASB issued a revision to FASB Interpretation No. 46 (“FIN 46-R”), Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities (“VIEs”) that possess certain characteristics. The revision clarifies the definition in the original release than potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for us in the first quarter of fiscal 2004. We have not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our condensed consolidated financial statements as we did not have any financial instruments with characteristics of both liabilities and equity as of June 30, 2004.

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q and elsewhere by management from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the likelihood of our success in developing and introducing new services and expanding our business, and the timing of the introduction of new services and modifications to existing services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to respond to rapid technological change, the development of alternatives to our services and the risk of obsolescence of our services and technology

•	Market acceptance of new services

•	Our ability to manage our growth

•	Costs or difficulties related to the integration of new technologies and any businesses or technologies acquired or that may be acquired by us may be greater than expected

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame

•	Revenues following past or future mergers and acquisitions may be lower than expected

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected

•	Possible adverse effects on our financial condition and results of operations if we are unable to retain IBM as a significant customer at historical levels

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized

•	Risks associated with expansion of our international operations

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected

•	Legislative or regulatory changes, such as the Federal Communications Commission’s 2003 revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged

•	Changes in the securities markets may negatively impact us

•	Increased leverage in the future may harm our financial condition and results of operations

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness

•	Factors described under the caption “Risk Factors Affecting Future Performance” in our annual report of Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004

•	Factors described from time to time in our press releases, reports and other filings made with the SEC

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this Form 10-Q and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We take on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or the date of the statement, if a different date.

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

At June 30, 2004, no derivative financial instruments were outstanding to hedge interest rate risk. A hypothetical immediate 10% increase in interest rates would not impact the fair value of our fixed-rate convertible subordinated notes outstanding at June 30, 2004, as they were due and paid on July 1, 2004.

Approximately 36.8% of our revenues and 37.3% of our operating costs and expenses were transacted in foreign currencies for the six-month period ended June 30, 2004. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the six-month period ended June 30, 2004 by approximately $8.0 million and operating costs and expenses for the six-month period ended June 30, 2004 by approximately $6.1 million. We have not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2004, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have several litigation matters pending, as described below, which we are defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

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

On December 10, 2001, Voice-Tel filed a complaint against Voice-Tel franchisees JOBA and Digital in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. On January 7, 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted claims alleging tortious interference of contract against PCI and us. On January 18, 2002, we filed responses and answers to the counterclaims and filed additional breach of contract and tort claims against JOBA and Digital with Voice-Tel and PCI. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. On July 16, 2002, Voicecom, which is not our affiliate, was added as a party plaintiff in the lawsuit against JOBA and Digital. On March 31, 2003, the federal court granted our motion for summary judgment, and dismissed PCI and us from the case. The court also granted partial summary judgment in favor of each of the parties such that the only remaining claims in the case arise out of alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. In 2004, JOBA filed a motion for relief from the summary judgment orders dismissing PCI and us as well as a motion to disqualify counsel for plaintiffs and third-party defendants to which plaintiffs and third-party defendants responded and objected. The trial court has not yet ruled on these motions, and there is no date set for trial in the federal case.

On March 19, 2004, in a separate action, JOBA filed a third-party complaint against PCI Voice-Tel and us. The claims were filed in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. Voice-Tel had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of PCI and Voice-Tel, including the JOBA franchise agreement. The third-party claims by JOBA against PCI, Voice-Tel and us purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, we answered and responded to the third-party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third-party complaint, strike portions of the third-party complaint and stay discovery. JOBA has not yet responded to those motions.

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

We have recently received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P., informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our services. The letters also include an offer to us of a nonexclusive license to the Katz portfolio of patents. We are currently considering the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable and apply to certain of our services, we may seek a license from A2D. If we decide to seek such a license, it is uncertain as to the terms upon which we may be able to negotiate and obtain a license, if at all, as well as to the amount of the possible one-time and recurring license fees which we may be required to pay.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2004	—	—	—	—
May 1-31, 2004	100,000	$10.02	100,000	5,452,038
June 1-30, 2004	—	—	—	—
Total	100,000	$10.02	100,000	5,452,038

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on June 3, 2004. At the annual meeting, the following matters were voted on with the following results:

1. Election of Directors. At the annual meeting, Wilkie S. Colyer was elected to serve as a Class II director for a one-year term expiring at the 2005 annual meeting of shareholders, and Jeffrey A. Allred and J. Walker Smith, Jr. were elected to serve as Class I directors for a three-year term expiring at the 2007 annual meeting of shareholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld	Abstentions
Wilkie S. Colyer	43,779,249	4,916,449	0
Jeffrey A. Allred	44,568,918	4,126,780	0
J. Walker Smith, Jr.	45,757,405	2,938,293	0

The following persons continued as directors following the annual meeting: Boland T. Jones, Raymond H. Pirtle, Jr., Jeffrey T. Arnold and John R. Harris.

2. Approval of PTEK Holdings, Inc.’s 2004 long-term incentive plan. The shareholders approved the 2004 long-term incentive plan and the results of the voting were as follows:

Votes For	Votes Against	Abstentions	Broker Non Votes
21,713,830	14,685,504	85,719	12,210,645

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Credit Agreement, dated June 30, 2004, among PTEK Holdings, Inc., as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger.

10.2	Security Agreement, dated June 30, 2004, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent.

10.3	Pledge Agreement, dated June 30, 2004, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent.

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

The following reports on Form 8-K were filed or furnished during the quarter for which this report is filed:

Date of Report (Date Filed)	Items Reported
4/28/04	Item 12 – Results of Operations and Financial Condition for the quarter ended March 31, 2004.

5/11/04	Item 5 and 7 – Other Events to announce $140 million credit facility commitment.

5/13/04	Item 5 and 7 – Other Events to announce early redemption of entire $85 million 2008 Convertible Notes.

6/14/04	Item 5 and 7 – Other Events to announce conversion of entire $85 million 2008 Convertible Notes.

6/16/04	Item 5 and 7 – Other Events to announce 10b5-1 plans for executive officers.

6/30/04	Item 5 and 7 – Other Events to announce the closing of $120 million credit facility.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	PTEK HOLDINGS, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1	Credit Agreement, dated June 30, 2004, among PTEK Holdings, Inc., as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party hereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger.

10.2	Security Agreement, dated June 30, 2004, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent.

10.3	Pledge Agreement, dated June 30, 2004, among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent.

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350