Form 10-Q
period 2004-09-30
PTEK HOLDINGS INC
filed 2004-11-08
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2004
Common Stock, $0.01 par value	70,454,426 Shares

PTEK HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$15,467	$23,946
Marketable securities, available for sale	219	575
Accounts receivable (less allowance of $4,197 and $4,451, respectively)	68,946	57,760
Prepaid expenses and other current assets	6,370	6,348
Deferred income taxes, net	20,177	20,938

Total current assets	111,179	109,567

PROPERTY AND EQUIPMENT, NET	69,637	63,563

OTHER ASSETS
Goodwill	160,653	123,066
Intangibles, net of amortization (Note 2)	34,385	24,553
Deferred income taxes, net	4,666	10,521
Notes receivable - employees	1,095	1,808
Other assets	3,838	6,219

	$385,453	$339,297

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$39,371	$36,621
Accrued taxes	8,579	10,984
Accrued expenses	34,171	33,891
Current maturities of long-term debt and capital lease obligations	37	15,000
Accrued restructuring costs	1,160	4,445

Total current liabilities	83,318	100,941

LONG-TERM LIABILITIES
Convertible subordinated notes	—	85,000
Long-term debt and capital lease obligations	54,754	5,000
Accrued expenses	7,162	14,638

Total long-term liabilities	61,916	104,638

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value; 150,000,000 shares authorized, and 70,357,327 and 57,289,895 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	704	572
Unrealized loss on marketable securities, available for sale	(44)	(110)
Additional paid-in-capital	682,970	602,452
Unearned restricted share compensation	(203)	(813)
Note receivable, shareholder	(5,583)	(5,343)
Cumulative translation adjustment	144	(507)
Accumulated deficit	(437,769)	(462,533)

Total shareholders’ equity	240,219	133,718

	$385,453	$339,297

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues	$115,198	$96,101	$332,105	$280,172

Operating Expenses:
Cost of revenues (exclusive of depreciation shown separately below)	37,157	34,381	109,773	97,987
Selling and marketing	31,475	24,856	87,091	75,965
General and administrative	16,140	14,571	47,210	41,616
Research and development	2,723	2,378	8,154	6,560
Depreciation	6,469	5,980	19,302	17,253
Amortization	2,419	1,632	6,232	5,047
Restructuring costs	—	9,638	—	9,638
Equity based compensation	(96)	1,213	2,182	2,338

Total operating expenses	96,287	94,649	279,944	256,404

Operating income	18,911	1,452	52,161	23,768

Other Income (Expense):
Interest expense	(728)	(2,092)	(3,875)	(7,352)
Interest income	136	153	484	593
Debt conversion costs	—	—	(17,027)	—
Gain (loss) on sale of marketable securities	—	128	(87)	629
(Loss) gain on repurchase of bonds	—	(980)	—	417
Other, net	998	(288)	1,827	118

Total other income (expense)	406	(3,079)	(18,678)	(5,595)

Income (loss) from continuing operations before income taxes	19,317	(1,627)	33,483	18,173
Income tax expense (benefit)	4,427	(9,677)	9,911	(1,409)
Income from continuing operations	$14,890	$8,050	$23,572	$19,582

DISCONTINUED OPERATIONS:
(Loss) gain from operations of Voicecom	—	(1,465)	1,956	(1,597)
Income tax (benefit) expense	—	(570)	761	(621)

(Loss) gain on discontinued operations	—	(895)	1,195	(976)

Net income	$14,890	$7,155	$24,767	$18,606

BASIC EARNINGS PER SHARE:
Income from continuing operations	$14,890	$8,050	$23,572	$19,582
Net income	$14,890	$7,155	$24,767	$18,606

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	69,709	53,709	62,003	52,953

Basic earnings per share:
Continuing operations	$0.21	$0.15	$0.38	$0.37
Discontinued operations	$—	$(0.02)	$0.02	$(0.02)

Net income	$0.21	$0.13	$0.40	$0.35

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$14,890	$8,375	$24,954	$19,907
Net income	$14,890	$7,480	$26,149	$18,931

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	71,996	63,865	71,975	57,561

Diluted earnings per share:
Continuing operations	$0.21	$0.13	$0.35	$0.35
Discontinued operations	$—	$(0.01)	$0.01	$(0.02)

Net income	$0.21	$0.12	$0.36	$0.33

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,767	$18,606
Adjustments to reconcile net income to cash provided by operating activities:
(Gain) loss on discontinued operations	(1,195)	976
Debt conversion costs	17,027	—
Depreciation	19,302	17,253
Amortization	6,232	5,047
Amortization of deferred financing costs	559	—
Loss (gain) on sale of marketable securities	87	(629)
Gain on repurchase of bonds	—	(417)
Loss on disposal of asset	118	—
Deferred income taxes	5,110	(5,462)
Gain on note receivable	(1,223)	—
Restructuring costs, net	(3,697)	7,461
Payments for discontinued operations	(1,697)	(493)
Equity based compensation	2,182	2,338
Changes in assets and liabilities:
Accounts receivable, net	(6,038)	(5,010)
Prepaid expenses and other	(723)	937
Accounts payable and accrued expenses	(5,434)	(4,247)

Total adjustments	30,610	17,754

Net cash provided by operating activities	55,377	36,360

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(19,487)	(12,524)
Business acquisitions	(62,386)	(22,798)
Sale of marketable securities	667	813
Purchase of marketable securities	(291)	—
Proceeds received on note receivable (Note 4)	2,400	—
Increase in restricted cash for acquisitions, net	—	(4,375)

Net cash used in investing activities	(79,097)	(38,884)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for bond repurchase and redemption	—	(121,295)
Proceeds from borrowing arrangement, net	34,600	79,390
Interest make-whole payment – convertible notes	(16,255)	—
Purchase of treasury stock, at cost	(12,811)	(627)
Exercise of stock options	10,015	10,003

Net cash provided by (used in) financing activities	15,549	(32,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(308)	(601)

NET DECREASE IN CASH AND EQUIVALENTS	(8,479)	(35,654)
CASH AND CASH EQUIVALENTS, beginning of period	23,946	68,777

CASH AND CASH EQUIVALENTS, end of period	$15,467	$33,123

Supplemental Disclosure of Cash Flow Information: In May 2004, the Company called for redemption all outstanding 5.0% Convertible Subordinated Notes due August 2008, which were all converted by the noteholders prior to the redemption date into approximately 12.7 million shares of the Company’s common stock in June 2004. In addition, all deferred financing costs of approximately $3.1 million associated with this debt were converted to equity.

Accompanying notes are integral to these condensed consolidated financial statements.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

PTEK Holdings, Inc., a Georgia corporation (“PTEK” or the “Company”), provides enhanced business communications services to global enterprise customers. The Company’s reportable segments align it into two operating segments based on product offering. The Premiere Conferencing segment offers a full suite of traditional and voice-over-IP (“VoIP”)-based conferencing services that enable customers to collaborate over the phone or Web. The Xpedite segment offers a comprehensive suite of data processing and delivery services that enable enterprises to automate core business processes and the electronic delivery of critical, time-sensitive information. The unaudited balance sheet as of September 30, 2004, the unaudited statements of operations for the three and nine months ended September 30, 2004 and 2003, the unaudited statements of cash flows for the nine months ended September 30, 2004 and 2003 and related footnotes have been prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended September 30, 2004, are not indicative of the results that may be expected for the full fiscal year of 2004 or for any other interim period. The financial information presented herein should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2003 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Included in accounts receivable at September 30, 2004 and 2003 was earned but unbilled revenue of approximately $4.3 million and $2.9 million, respectively, at Premiere Conferencing. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For the three months ended September 30, 2004 and 2003, the Company capitalized software development costs of $1.0 million and $0.8 million, respectively. For the nine months ended September 30, 2004 and 2003, the Company capitalized $3.1 million and $2.3 million, respectively. These costs are amortized on a straight-line basis over the estimated life of the software, not to exceed three years. Depreciation expense recorded for completed phases in the three and nine months ended September 30, 2004 was $0.8 million and $1.9 million, respectively. Depreciation expense recorded for completed phases of software development in the three and nine months ended September 30, 2003 was $0.3 million and $0.8 million, respectively.

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

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has adopted the disclosure-only provision of SFAS No. 123. If compensation expense for the Company’s stock option grants described above had been determined based on the fair value at the grant date for awards in the three and nine months ended September 30, 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company’s net income and net income per share would have been decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$14,890	$7,155	$24,767	$18,606
Add/Deduct: stock-based employee compensation expense included in reporting net income, net of related tax effect	(58)	728	1,337	1,405
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(912)	(515)	(2,691)	(2,204)

Pro forma net income for calculating basic net income per share	$13,920	$7,368	$23,413	$17,807

Basic net income per share:
As reported	$0.21	$0.13	$0.40	$0.35
Pro forma	$0.20	$0.14	$0.38	$0.34
Pro forma net income for calculating basic net income per share	$13,920	$7,368	$23,413	$17,807
Adjustment for assumed conversion of 2008 Convertible Notes, net of tax	—	325	1,384	325

Pro forma net income for calculating diluted net income per share	$13,920	$7,693	$24,797	$18,132

Diluted net income per share:
As reported	$0.21	$0.12	$0.36	$0.33
Pro forma	$0.19	$0.12	$0.34	$0.32

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“FAS 109”). Under FAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the third quarter of 2003 and 2004, the Company reviewed its provision for uncertain tax matters associated with its former PTEK Ventures operating segment. The results of these reviews indicated it was appropriate to reduce certain provisions by approximately $3.3 million and $9.0 million for the three months ended September 30, 2004 and 2003, respectively. Without this tax benefit, income (loss) from continuing operations for the three and nine months ended September 30, 2004 and 2003 would have been $11.6 million and $20.3 million and $(1.0) million and $10.6 million, respectively. Net income (loss) for the three and nine months ended September 30, 2004 and 2003 would have been $11.6 million and $21.5 million and $(1.9) million and $9.6 million, respectively. Basic income (loss) per share from continuing operations for the three and nine months ended September 30, 2004 and 2003 would have been $0.17 and $0.33 and $(0.02) and $0.20, respectively. Diluted income (loss) per share from continuing operations would have been $0.16 and $0.30 and $(0.01) and $0.19 for the three and nine months ended September 30, 2004 and 2003, respectively. Basic net income per share for the three and nine months ended September 30, 2004 and 2003 would have been $0.17 and $0.35 and $(0.03) and $0.18, respectively. Diluted net income (loss) per share would have been $0.16 and $0.32 and $(0.02) and $0.17 for the three and nine months ended September 30, 2004 and 2003, respectively. The Company does not expect any future adjustments for uncertain tax matters associated with its former PTEK Ventures operating segment.

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

The Company also records a provision for certain international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, the Company is subject to audits from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These audits may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact the Company’s ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. The Company believes it has appropriately accrued for tax exposures. If the Company is required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, the Company may need to adjust tax accounts which could materially impact its financial condition and results of operations.

Basic and Diluted Net Income per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2004 and December 31, 2003, are contingent until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

Diluted net income per share gives effect to all potentially dilutive securities. The Company’s convertible subordinated notes, outstanding warrants, unvested restricted shares and stock options are potentially dilutive securities during the three and nine months ended September 30, 2004 and 2003. In August 2003, the Company issued $85.0 million of 5% convertible subordinated notes due 2008 (the “2008 Convertible Notes”). All of the 2008 Convertible Notes were called for redemption in May 2004 and converted into the Company’s common stock prior to the redemption date in June 2004 at a conversion price of approximately $6.6944 per share or approximately 12.7 million shares. Prior to the conversion on June 14, 2004, the conversion price was less than the market value of the Company’s common stock. As a result, the net income available to common shareholders is adjusted for the interest expense of approximately $1.4 million up to the conversion date of the 2008 Convertible Notes for the nine months ended September 30, 2004, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of the 2008 Convertible Notes on the same pro-rata basis. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, the 2008 Convertible Notes and the unvested restricted shares, computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total weighted-average shares outstanding – Basic	69,708,658	53,709,481	62,002,611	52,953,065
Add common stock equivalents:
Stock options	1,283,781	2,500,322	1,389,214	1,403,769
2008 Convertible Notes	—	6,713,919	7,646,113	2,262,566
Warrants	6,312	—	9,173	—
Unvested restricted shares	997,628	941,652	928,127	941,883

Total weighted-average shares outstanding – Diluted	71,996,379	63,865,374	71,975,238	57,561,283

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Treasury Stock

All treasury stock transactions are recorded at cost. During the nine months ended September 30, 2004, the Company repurchased 1.5 million shares of its common stock under the stock repurchase program for approximately $12.8 million. The Company cancelled all 1.5 million shares of outstanding treasury stock during the quarter in which they were purchased. During the nine months ended September 30, 2003, the Company repurchased 159,700 shares of treasury stock for approximately $0.6 million. The Company cancelled all shares of outstanding treasury stock purchased during the nine months ended September 30, 2003.

Comprehensive Income

Comprehensive income represents the change in equity of a business during a period, except for investments by shareholders and distributions to shareholders. Foreign currency translation adjustments and unrealized loss on available-for-sale marketable securities represent the Company’s components of other comprehensive income. The following table shows total comprehensive income for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income	$14,890	$7,155	$24,767	$18,606
Translation adjustments, net of tax	282	(3)	651	742
Change in unrealized (loss) gain on marketable securities, net of tax	(36)	(161)	66	(276)

Comprehensive net income	$15,136	$6,991	$25,484	$19,072

Accumulated other comprehensive loss was $366.1 million and $391.5 million at September 30, 2004 and December 31, 2003, respectively.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on the Condensed Consolidated Financial Statements as the Company did not have any financial instruments with characteristics of both liabilities and equity as of September 30, 2004.

Cessation of SFAS No. 142 Amortization

Effective January 1, 2002, the Company adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets.” It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test based upon a two-

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying value. The balance of goodwill was $160.7 million and $123.1 million as of September 30, 2004 and December 31, 2003, respectively.

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	September 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$125,020	$(90,635)	$34,385	$109,047	$(84,494)	$24,553

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $2.5 million for the remainder of 2004, $9.8 million in 2005, $7.9 million in 2006 and 2007, $5.0 million in 2008 and $1.3 million in 2009.

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2003 and September 30, 2004 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2003	Payments	Accrued Costs at September 30, 2004
Accrued restructuring costs:
Severance and exit costs	$3,183	$3,002	$181
Contractual obligations	5,558	695	4,863

Accrued restructuring costs	$8,741	$3,697	$5,044

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

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the first nine months of 2004, Xpedite paid approximately $2.1 million related to severance and exit costs and $0.5 million in contractual obligations. A majority of the contractual obligations relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $3.9 million of this liability has been classified in long-term accrued expenses on the balance sheet at September 30, 2004. The remaining restructuring reserve was approximately $4.9 million at September 30, 2004. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the first nine months of 2004, Premiere Conferencing paid the remaining balance of approximately $0.2 million related to severance obligations and contract termination costs. The Holding Company recorded a charge of approximately $0.7 million during 2003 relating to severance obligations due to the former chief legal officer, of which $0.5 million was paid in the first nine months of 2004. Premiere Conferencing and the Holding Company paid the remaining restructuring costs during the nine months ended September 30, 2004 and do not expect any further payments related to these costs.

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administrative costs. During the first nine months of 2004 and 2003, the Company paid approximately $0.4 million and $0.7 million, respectively, in severance and exit costs related to this plan. At September 30, 2004, the remaining accrual related to these costs was approximately $0.2 million.

4. INVESTMENTS

In October 2003, the Company paid AT&T Corp. (“AT&T”) approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of the Company’s common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink Services Corporation (“EasyLink”) in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock, as well as costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method. The Company and EasyLink modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in June 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, the Company is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The fourth quarterly payment of $0.8 million was received during the three months ended September 30, 2004. The Company has recorded gains of $1.2 million for the nine months ended September 30, 2004 and $0.8 million for the three months ended September 30, 2004 as a result of payments received in excess of the original estimated carrying value of the note receivable of $1.9 million. EasyLink has received going concern opinions from its independent auditors for the years ended December 31, 2003 and 2002. Therefore, the Company believes it is appropriate not to assign any further carrying value to this note. Accordingly, any additional payments that the Company receives will be recorded as additional gain until further evidence becomes available to support a carrying value. The EasyLink note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The carrying value of these assets at September 30, 2004 and December 31, 2003 are $0.0 million and $1.5 million, respectively.

5. ACQUISITIONS AND DISCONTINUED OPERATIONS

Premiere Conferencing

In September 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of Connect-us Group Communications (“Connect-us”), a U.S.-based provider of audio and data conferencing services to small- and medium-sized businesses. Premiere Conferencing funded the purchase with the Company’s existing credit facility. Premiere Conferencing paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. The Company followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.2 million has been allocated to acquired fixed assets, $0.6 million has been allocated to a non-compete agreement which is being amortized over a five-year useful life and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $5.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In July 2004, Premiere Conferencing acquired substantially all of the assets, and assumed certain liabilities, of the conference calling services operating segment of ClearOne Communications (“ClearOne”), a U.S.-based provider of audio and data conferencing services, broadcast messaging services and conference calling telephony equipment to agents, resellers and small- and medium-sized businesses. Premiere Conferencing funded the purchase with the Company’s current credit facility. Premiere Conferencing paid $21.2 million in cash at closing and $0.3

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

million in transaction fees and closing costs. The Company followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $3.1 million has been allocated to acquired fixed assets and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $13.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142

In April 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of Resource Communications Inc. (“Resource Communications”), a U.S.-based provider of audio and data conferencing services and broadcast messaging services to small- and medium-sized businesses. Premiere Conferencing funded the purchase with the Company’s previous credit facility. The Company paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. The Company followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In July 2003, Premiere Conferencing acquired substantially all of the assets related to the Affinity Conferencing Services, Inc. Premiere Conferencing was required to pay a minimum of approximately $0.3 million up to a maximum of approximately $0.5 million in cash purchase price over a one-year earn-out period based on the achievement of specified revenue targets. In July 2004, the earn-out targets were achieved, and the purchase price was adjusted $0.2 million in accordance with SFAS No. 141, “Business Combinations.”

Xpedite

In May 2004, Xpedite, through its local subsidiary, acquired substantially all of the stock of Unimontis AG and its affiliates (collectively, “Unimontis”), a facsimile and e-mail messaging service provider in Switzerland and Germany. Xpedite funded the purchase through existing working capital. Xpedite paid $5.0 million in cash at closing and will pay an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. The Company followed SFAS No. 141, “Business Combinations,” and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

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

In April 2003, Xpedite and its Canadian subsidiary acquired substantially all of the assets of BillWhiz, Inc. d/b/a Linkata Technologies, a Canadian company (“Linkata”). Xpedite will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price over a three-year earn-out period based on the achievement of specified revenue targets. The earn-out targets for 2004 were not achieved. If any future earn-out targets are achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In January 2003, Xpedite acquired substantially all of the assets related to the U.S.-based e-mail and facsimile messaging business of Cable & Wireless USA, Inc. (“C&W”), and assumed certain liabilities, for a total purchase price of $11.4 million. Xpedite paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and was scheduled to pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which was secured by a letter of credit issued under the Company’s credit facility. In September 2004, C&W’s successor in interest, SAVVIS, Inc. (“SAVVIS”), accepted early payment of the remaining acquisition payable owed at a discount, resulting in a gain which the Company recorded in the third quarter income statement of approximately $0.4 million. The letter of credit was terminated, and Xpedite was released from any further obligation for the deferred purchase price.

Discontinued Operations

During the second quarter of 2004, the Company changed the estimated liability for certain lease obligations associated with the discontinued operations of its former Voicecom reportable segment. This change in estimate is attributable to certain sublease arrangements that the Company anticipates entering into with regard to former Voicecom facilities.

In August 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital Communication Services, Inc., a former franchisee of the Company’s former Voicecom business unit. The arbitrator found that the Digital franchise was constructively terminated in December 2001, and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million has been included in the discontinued operations line in the income statement.

Of the Voicecom transferred liabilities, approximately $1.9 million represents capital leases guaranteed by the Company as of September 30, 2003.

6. INDEBTEDNESS

On June 30, 2004, the Company entered into a three-year, senior secured revolving credit facility with Bank of America, N.A. as agent (the “Line of Credit”). The Line of Credit provides for borrowings up to $120.0 million and is subject to customary covenants for secured credit facilities of this nature. The new Line of Credit replaces the previous $60 million three-year senior secured revolving credit facility with LaSalle Bank National Association, as agent, and Bank of America, N.A., as documentation agent, which was entered into in November 2003. At September 30, 2004, the Company believes it was in compliance with all covenants of the Line of Credit. Proceeds drawn under this Line of Credit may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the Line of Credit is, at the Company’s option, the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2004, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5%. As of September 30, 2004, the Company had $54.6 million of borrowings outstanding and approximately $0.7 million in letters of credit outstanding under the Line of Credit. As a result of the refinancing of the Company’s previous credit facility with LaSalle Bank, approximately $0.7 million of deferred financing costs associated with this credit facility were expensed to debt conversion costs in the second quarter of 2004.

On August 12, 2003, the Company issued $75.0 million of 5% convertible subordinated notes due August 15, 2008. On August 15, 2003, the initial purchasers of the 2008 Convertible Notes exercised an option to purchase an additional $10.0 million of 2008 Convertible Notes. The annual interest commitment associated with the outstanding 2008 Convertible Notes was $4.3 million and was to be paid semiannually on February 15 and August 15 of each year. The Company called 100% of its outstanding $85 million principal amount of the 2008 Convertible

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Notes for redemption on June 14, 2004. All holders of the 2008 Convertible Notes elected to convert their notes into the Company’s common stock prior to the redemption date. As a result, the 2008 Convertible Notes were converted into approximately 12.7 million shares of the Company’s common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share). In addition, the Company made an interest make-whole payment in cash of $16.3 million with respect to all 2008 Convertible Notes called for provisional redemption and paid $1.4 million in accrued and unpaid interest up to but excluding the date of redemption. The interest make-whole payment was equal to the present value of the aggregate amount of interest that would otherwise have accrued from the provisional redemption date through the maturity date and is classified as debt conversion costs in the income statement.

In July 1997, the Company issued $172.5 million of 5 3/4% convertible subordinated notes that matured on July 1, 2004 (the “2004 Convertible Notes”), a portion of which had been repurchased or redeemed prior to July 1, 2004. The 2004 Convertible Notes were convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. On July 1, 2004, the Company retired the principal obligation due of $15.0 million with borrowings under its prior credit facility.

7. EQUITY BASED COMPENSATION

Options exchanged for restricted shares

In the fourth quarter of 2001, the Company offered an exchange program in which it granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million employee and director stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, the Company recognized equity based compensation expense determined by using the closing price of the Company’s common stock at December 28, 2001, which was $3.32 per share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on the balance sheet under the caption “Unearned restricted share compensation.” This value was also determined using the closing price of the Company’s common stock at the date of the exchange. The unearned restricted share compensation is recognized as equity based compensation expense as these shares vest. For the three and nine months ended September 30, 2004, equity based compensation expense of approximately $0.1 million and $0.2 million, respectively was recognized. For the three and nine months ended September 30, 2003, equity based compensation expense of approximately $0.1 million and $0.5 million, respectively, was recognized.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At September 30, 2004, this option count was approximately 225,000 due to the sale of Voicecom and other cancellations or exercises of these options. These options will be subject to variable accounting until such options are exercised, are forfeited or expire unexercised. These options have exercise prices ranging from $5.23 to $13.95. For the three months ended September 30, 2004, income of approximately $0.7 million was recorded because the market value of the Company’s common stock was greater than the exercise price of a portion of the options, but less than the market value at September 30, 2004. For the nine months ended September 30, 2004, no expense was recorded because the market value of the Company’s common stock was approximately equal to the market value at December 31, 2003. For the three and nine months ended September 30, 2003, expense of approximately $1.0 million and $1.5 million, respectively, was recorded because the market value of the Company’s common stock was greater than the exercise price of a portion of the options.

Restricted shares issued to executive management

Certain members of the executive management of the Company were awarded discretionary bonuses in the form of restricted shares in November 2001. The purpose of these discretionary bonuses was to better align executive management’s performance with the interests of the shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The cost associated with the remaining

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

restricted shares is recognized straight line through 2004 and the equity based compensation expense recorded for each of the three and nine months ended September 30, 2004 and 2003 was approximately $0.1 million and $0.4 million, respectively.

In addition, during the three and nine months ended September 30, 2004, the Company issued restricted shares to approximately 75 employees which resulted in compensation expense of $0.3 million and $1.0 million, respectively.

Other stock option compensation expense

For the three and nine months ended September 30, 2004, the Company recognized stock option compensation expense of $0.1 million and $0.5 million, respectively, as a result of the modification of a director stock option grant in connection with the resignation of a member of the Board of Directors in June 2004. For the nine months ended September 30, 2003, the Company has recognized approximately $0.6 million of non-cash stock compensation expense related to non-employees and board members. During the second quarter of 2003, the Company recognized stock compensation expense of approximately $0.1 million as a result of the acceleration of options associated with the resignation of several board members.

Notes receivable – employees

During 2002, the Company loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with restricted shares issued in exchange for options in December 2001 and discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. During 2004, several of these loans, including interest, were paid off in the amount of $0.9 million leaving a principal balance of approximately $1.0 million and $1.7 million at September 30, 2004 and December 31, 2003, respectively. The total interest accrued on these loans was approximately $0.1 million at both September 30, 2004 and December 31, 2003. The Company has a legal commitment to make additional loans to pay taxes associated with the future vesting of restricted shares as evidenced by restricted stock agreements and board and committee resolutions dated before July 30, 2002, but the dollar amount of such loans cannot be determined at this time.

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

A lawsuit was filed in November 1998 against the Company and certain of its officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired our common stock. Plaintiffs allege causes of action against the Company for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the District Court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 23, 2004, the United States Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation claim and the claim under Section 12. The Eleventh Circuit reversed and remanded for further proceedings on the Section 11 claim. On October 14, 2004, defendants filed a motion for rehearing and rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim.

In December 2001, Voice-Tel Enterprises, Inc. (“Voice-Tel”) filed a complaint against Voice-Tel franchisees, JOBA, Inc. (“JOBA”) and Digital Communication Services, Inc. (“Digital”) in the U.S. District Court

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against the Company and its subsidiary, Premiere Communications, Inc. (“PCI”). In January 2002, plaintiffs and third-party defendants filed responses and answers to the counterclaims and third-party complaint, and Voice-Tel filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. In July 2002, Voicecom Telecommunications, LLC (“Voicecom”), which is not an affiliate of the Company, was added as a party plaintiff in the lawsuit against JOBA and Digital. In March 2003, the Court granted the Company’s motion for summary judgment, and dismissed PCI and the Company from the case. The Court also granted partial summary judgment in favor of each of the parties such that the only remaining claims in the case related to alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. In 2004, JOBA filed a motion for relief from the summary judgment orders dismissing PCI and the Company as well as a motion to disqualify counsel for plaintiffs and third-party defendants to which plaintiffs and third-party defendants responded and objected. JOBA also requested that the Court reconsider an earlier ruling that precluded JOBA from amending its counterclaim to add a claim for alleged constructive termination of the franchise agreement by Voice-Tel. In September 2004, the Court denied JOBA’s motions to reconsider the summary judgment rulings and denied JOBA’s motion to disqualify counsel but granted JOBA’s request for leave to amend its counterclaim to add a claim for alleged constructive termination of the franchise agreement by Voice-Tel. No date has been set for trial.

In March 2004, in a separate action, JOBA filed a third-party complaint against PCI, Voice-Tel and the Company. The claims were filed in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. Voice-Tel had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of PCI and Voice-Tel, including the JOBA franchise agreement. The third-party claims by JOBA against PCI, Voice-Tel and the Company purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, the Company answered and responded to the third-party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third-party complaint, strike portions of the third-party complaint and stay discovery. JOBA responded to the Company’s motions and filed certain offensive motions to which the third-party defendants responded and objected. No discovery has been taken in that case and the court has not yet ruled on any pending motions.

In November 2003, Xpedite filed suit against C&W in the Superior Court of Fulton County, Georgia. The lawsuit arises out of Xpedite’s purchase of certain voice, e-mail and fax messaging assets from C&W. Pursuant to a transaction services agreement, C&W was to continue to provide certain services to Xpedite until such time C&W circuits were assigned to Xpedite. Xpedite alleges that C&W failed to perform these services in accordance with the agreement and improperly invoiced Xpedite for charges incurred by C&W which were not provided for in the agreement. In November 2003, a day after the above-referenced Georgia lawsuit was filed, C&W filed a complaint against Xpedite in Virginia state court. The Virginia lawsuit sought recovery for those charges allegedly incurred by C&W relating to C&W’s telecommunications charges of not less than $776,619.49. Xpedite answered the Virginia complaint, denying that it was liable for the charges. Xpedite also asserted counterclaims against C&W, which were identical to the claims set forth in Xpedite’s Georgia complaint. C&W filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 2003. In 2004, the Georgia lawsuit by Xpedite was dismissed without prejudice, and the Virginia lawsuit by C&W was stricken from the docket without prejudice to either party. Xpedite expects this claim to be dealt with in the C&W bankruptcy case’s claim resolution process.

We have recently received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P. (“Katz”), informing the Company of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of the Company’s services. The letters also include an offer to the Company of a nonexclusive license to the Katz portfolio of patents. The Company is currently considering the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

and apply to certain of the Company’s services, the Company may seek a license from A2D. If the Company decides to seek such a license, it is uncertain as to the terms upon which the Company may be able to negotiate and obtain a license, if at all, as well as to the amount of the possible one-time and recurring license fees which the Company may be required to pay.

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

One of Premiere Conferencing’s customers, IBM, accounts for a significant amount of revenues. Sales to that customer accounted for approximately 10.4% and 11.0% of consolidated revenues from continuing operations (22.4% and 24.6% of Premiere Conferencing’s revenue) for the three and nine months ended September 30, 2004 , respectively, and 11.2% and 11.5% of consolidated revenues from continuing operations (26.7% and 27.6% of Premiere Conferencing’s revenue) for the three and nine months ended September 30, 2003, respectively. The Company announced on September 7, 2004, IBM’s intention to transition the reservation-less conferencing services currently provided by the Company to an alternative provider. The transition is expected to begin sometime in 2005. The Company expects to continue providing conferencing services to IBM through December 31, 2004, the expiration date of its customer agreement with IBM, and into 2005. However, the Company anticipates the level of its services to IBM will decline and expects that IBM will account for approximately 2.0% to 3.0% of consolidated revenues from continuing operations in 2005. The Company may not be able to retain IBM as a customer at the levels currently forecasted. The loss in revenues from and diminution in the relationship with IBM could have a material adverse effect on the Company’s financial condition and results of operations.

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$53.8	$40.3	$148.7	$116.7
Xpedite	61.5	55.8	183.6	163.7
Eliminations	(0.1)	(0.0)	(0.2)	(0.2)

	$115.2	$96.1	$332.1	$280.2

Income:
Income from continuing operations:
Premiere Conferencing	$7.5	$7.7	$21.0	$22.0
Xpedite	5.4	(1.9)	15.9	21.0
Holding Company	2.0	2.3	(13.3)	(23.4)

	$14.9	$8.1	$23.6	$19.6

	September 30, 2004	December 31, 2003
Identifiable Assets:
Premiere Conferencing	$138.8	$78.9
Xpedite	216.4	216.1
Holding Company	30.3	44.3

	$385.5	$339.3

PTEK HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents selected financial information regarding the Company’s geographic regions for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues from continuing operations:
North America	$76.8	$62.8	$217.7	$182.8
Europe	20.6	16.5	60.7	50.0
Asia Pacific	17.8	16.8	53.7	47.4

	$115.2	$96.1	$332.1	$280.2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

OVERVIEW

We provide enhanced business communications services to global enterprise customers. Our reportable segments align us into two operating segments based on product offering: Our Premiere Conferencing segment offers a full suite of traditional and VoIP-based conferencing services that enable customers to collaborate over the phone or Web. Our Xpedite segment offers a comprehensive suite of data processing and delivery services that enable enterprises to automate core business processes and the electronic delivery of critical, time-sensitive information. The results of operations for the three months and nine months ended September 30, 2004, are not indicative of the results that may be expected for the full fiscal year of 2004 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2003 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

RESULTS OF OPERATIONS

The following table presents selected financial information regarding our operating segments for the periods presented (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Revenues from continuing operations:
Premiere Conferencing	$53.8	$40.3	$148.7	$116.7
Xpedite	61.5	55.8	183.6	163.7
Eliminations	(0.1)	(0.0)	(0.2)	(0.2)

	$115.2	$96.1	$332.1	$280.2

Income:
Income from continuing operations:
Premiere Conferencing	$7.5	$7.7	$21.0	$22.0
Xpedite	5.4	(1.9)	15.9	21.0
Holding Company	2.0	2.3	(13.3)	(23.4)

	$14.9	$8.1	$23.6	$19.6

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues from continuing operations:
North America	$76.8	$62.8	$217.7	$182.8
Europe	20.6	16.5	60.7	50.0
Asia Pacific	17.8	16.8	53.7	47.4

	$115.2	$96.1	$332.1	$280.2

ANALYSIS

Consolidated revenues increased 19.9% to $115.2 million for the three months ended September 30, 2004 compared with $96.1 million for the same period in 2003 and increased 18.5% to $332.1 million for the nine months ended September 30, 2004 compared with $280.2 million for the same period in 2003. On a reportable segment basis:

•	For the three months ended September 30, 2004 and 2003, respectively, Premiere Conferencing revenue was 46.7% and 42.0% of consolidated revenues. For the nine months ended September 30, 2004 and 2003, Premiere Conferencing revenue was 44.8% and 41.6% of consolidated revenues, respectively. For the three months ended September 30, 2004 and 2003, Premiere Conferencing experienced a 33.3% increase in revenue from $40.3 million to $53.8 million. For the nine months ended September 30, 2004 and 2003, Premiere Conferencing experienced a 27.5% increase in revenue from $116.7 million to $148.7 million. These increases were due to growth in North America revenue of $11.1 million, or 33.4%, and $22.7 million, or 23.1%, for the three and nine months ended September 30, 2004 compared to the comparable periods in 2003. International revenue growth was $2.3 million, or 32.9%, and $9.3 million, or 50.2%, for the three and nine months ended September 30, 2004 compared to the comparable periods in 2003. The weakening of the U.S. dollar in relation to currencies in which Premiere Conferencing conducts business also contributed to the international revenue growth for the three and nine months ended September 30, 2004. Total billable minutes increased 43.0% and 40.0% to 0.5 million and 1.4 billion minutes for the three and nine months ended September 30, 2004, respectively, from 0.3 million and 1.0 billion minutes for the comparable periods in 2003. The primary increase in revenue and minutes is attributable to growth in Premiere Conferencing’s ReadyConference® Plus and Web conferencing services and the acquisition of Resource Communications on April 1, 2004, ClearOne on July 1, 2004 and Connect-us on September 1, 2004.

•	For the three months ended September 30, 2004 and 2003, respectively, Xpedite revenue was 53.3% and 58.0% of consolidated revenues. For the nine months ended September 30, 2004 and 2003, Xpedite revenue was 55.2% and 58.4% of consolidated revenues, respectively. For the three months ended September 30, 2004 and 2003, Xpedite experienced a 10.1% increase in revenue from $55.8 million to $61.5 million. For the nine months ended September 30, 2004 and 2003, Xpedite experienced a 12.2% increase in revenue from $163.7 million to $183.6 million. These increases were due to growth in North America revenue of $ 2.9 million, or 9.8%, and $12.4 million, or 14.6%, for the three and nine months ended September 30, 2004, respectively, compared to the comparable periods in 2003. International revenue growth was $2.8 million, or 10.5%, and $7.5 million, or 9.5%, for the three and nine months ended September 30, 2004, respectively, compared to the comparable periods in 2003. The weakening of the U.S. dollar in relation to currencies in which Xpedite conducts business also contributed to the international growth for the three months and nine months ended September 30, 2004. Total billable minutes increased 14.5% and 17.0% to 0.9 million and 2.5 billion minutes for the three and nine months ended September 30, 2004, respectively, from 0.7 million and 2.1 billion minutes for the comparable periods in 2003. The primary increase in revenue and minutes is attributable to growth in Xpedite’s transactional services, the Fax2MailSM service and the acquisitions of MediaLinq, Adval and Unimontis in September 2003, February 2004 and May 2004, respectively.

For the three and nine months ended September 30, 2004, consolidated revenues on a geographic region basis increased in North America to $76.8 and $217.7 million, respectively, from $62.8 million and $182.8 million for the comparable periods in 2003. For the three and nine months ended September 30, 2004, consolidated revenues in Europe increased to $20.6 million and $60.7 million, respectively, from $16.5 million and $50.0 million for the same periods in 2003. For the three months and nine months ended September 30, 2004, Asia Pacific revenues increased to $17.8 million and $53.7 million, respectively, from $16.8 million and $47.4 million for the same periods in 2003. We experienced revenue growth in the European and Asia Pacific regions as a result of the continued regional expansion of both Premiere Conferencing and Xpedite and the continued weakening of the U.S. dollar to the major currencies in which Premiere Conferencing and Xpedite conduct business. We expect the regional expansion in the European and Asia Pacific regions to continue.

Consolidated cost of revenues increased to $37.2 million and $109.8 million, or 32.3% and 33.1% of consolidated revenues, for the three months and nine months ended September 30, 2004, respectively, from $34.4 million and $98.0 million, or 35.8% and 35.0% of consolidated revenues, for the comparable periods in 2003. On a segment basis:

•	Premiere Conferencing’s cost of revenue increased to $19.4 million and $55.2 million, or 36.0% and 37.1% of segment revenue, for the three and nine months ended September 30, 2004, respectively, from $16.6 million and $47.0 million, or 41.1% and 40.3% of segment revenue, for the comparable periods in 2003. This decrease as a percentage of segment revenue resulted from a reduction in the per minute average cost of telecommunications services from re-negotiations of vendor pricing offset by a lower average selling price for ReadyConference Plus and a higher mix of Web conferencing service revenue that has a higher cost of revenue.

•	Xpedite’s cost of revenue decreased to $17.8 million and increased to $54.7 million, or 29.0% and 29.8% of segment revenue, for the three and nine months ended September 30, 2004, respectively, from $17.9 million and $51.2 million, or 32.0% and 31.3% of segment revenue, for the comparable periods in 2003. For the three months ended September 30, 2004, the decrease was attributable to lower telecommunications costs per minute. This was the result of negotiations between us and our vendors. These savings were offset in part by the acquisitions of Adval and Unimontis. For the nine months ended September 30, 2004, the increase in cost is the result of Xpedite’s acquisitions of MediaLinq, Adval and Unimontis in September 2003, February 2004 and May 2004, respectively. These increases were offset by a reduction in the average cost per minute of telecommunications services from re-negotiations of vendor pricing.

Consolidated selling and marketing costs increased to $31.5 million and $87.1 million, or 27.3% and 26.2% of consolidated revenues, for the three and nine months ended September 30, 2004, respectively, from $24.9 million and $76.0 million, or 25.9% and 27.1% of consolidated revenues, for the comparable periods in 2003. Premiere Conferencing’s selling and marketing costs increased to $13.5 million and $35.9 million, or 25.1% and 24.1% of segment revenue, for the three and nine months ended September 30, 2004, respectively, from $8.8 million and $27.5 million, or 21.7% and 23.6% of segment revenue, for the comparable periods in 2003. Xpedite’s selling and marketing costs increased to $18.0 million and $51.2 million, or 29.2% and 27.9% of segment revenue, for the three and nine months ended September 30, 2004, respectively, from $16.1 million and $48.5 million, or 28.8% and 29.6% of segment revenue, for the comparable periods in 2003. These increases were attributable to increased sales headcount and marketing programs targeted at growing alternative sales channels and new products.

Consolidated research and development costs were $2.7 million and $8.2 million, or 2.4% and 2.5% of consolidated revenues, for the three and nine months ended September 30, 2004, respectively, compared with $2.4 million and $6.6 million, or 2.5% and 2.3% of consolidated revenues, for the comparable periods in 2003. These costs increased as a result of additional costs relating to the development of new services and enhancements to existing services.

Consolidated general and administrative costs increased to $16.1 million and $47.2 million, or 14.0% and 14.2% of consolidated revenues, for the three and nine months ended September 30, 2004, respectively, from $14.6 million and $41.6 million, or 15.2% and 14.9% of consolidated revenues, for the comparable periods in 2003. Overall general and administrative costs increased due to the Company’s initiatives relating to corporate governance compliance standards required at December 31, 2004. These costs were offset in part by reduced bad debt experience and reductions in administrative support headcount and vendor costs.

Consolidated depreciation expense was $6.5 million and $19.3 million, or 5.6% and 5.8% of consolidated revenues, for the three and nine months ended September 30, 2004, respectively, compared with $6.0 million and $17.3 million, or 6.2% of consolidated revenues, for the comparable periods in 2003. Depreciation increased in absolute dollars primarily resulting from increased production capacity required as a result of revenue growth. Additionally, the Company began to accelerate the depreciation of equipment dedicated to its largest customer, IBM, which has notified us of its plans to transition its use of ReadyConference Plus to an alternative provider.

Consolidated amortization increased to $2.4 million and $6.2 million, or 2.1% and 1.9% of consolidated revenues, for the three and nine months ended September 30, 2004, respectively, from $1.6 million and $5.0 million, or 1.7% and 1.8% of consolidated revenues, for the comparable periods in 2003. The increase in amortization expense for the three and nine months ended September 30, 2004 was primarily the result of the amortization of acquired customer lists and developed technology intangibles associated with the MediaLinq, Adval, Resource Communications, Unimontis, ClearOne and Connect-us acquisitions in September 2003, February 2004, April 2004, May 2004, July 2004 and September 2004, respectively, slightly offset by the completed amortization of a 1998 Premiere Conferencing customer list intangible during the third quarter of 2003.

Consolidated equity-based compensation decreased to $(0.1) million and $2.2 million for the three and nine months ended September 30, 2004, respectively, from $1.2 million and $2.3 million for the comparable periods in 2003. The decrease in 2004 is the result of a reduction in the cost of variable stock option awards due to a decline in the Company’s stock price during the third quarter of 2004 offset in part by a director stock option modification in connection with the resignation of a board member in June 2004 and the issuance of certain restricted stock awards to approximately 75 employees.

Net interest expense decreased to $0.6 million and $3.4 million for the three and nine months ended September 30, 2004, respectively, from $1.9 million and $6.8 million for the comparable periods in 2003. Interest expense, net decreased as a result of the repurchase and redemption of a portion of our 2004 convertible notes and term loans in the later half of 2003 and the conversion of our 2008 convertible notes in the second quarter of 2004 offset by the interest expense associated with amounts outstanding on our line of credit.

In May 2004, we called for early redemption our 2008 convertible notes shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert these notes into our common stock prior to the redemption date. All holders received accrued and unpaid interest and the interest make-whole amount. The interest make-whole amount that we paid in cash was funded from our line of credit. $17.0 million of debt conversion costs were expensed in the second quarter of 2004, comprised of $16.3 million of interest make-whole payment and $0.7 million of deferred financing costs related to the refinancing of our previous $60 million credit facility with our new $120 million line of credit in June 2004. Additionally, we deducted from additional paid-in-capital $3.0 million associated with deferred financing costs relating to our 2008 convertible notes. For a discussion of our line of credit, see “—Liquidity and Capital Resources - Capital resources.”

Income tax expense (benefit) for the three and nine months ended September 30, 2004 and 2003 was $4.4 million and $9.9 million and $(9.7) million and $(1.4) million, respectively. During the third quarter of 2003 and 2004, we reviewed our provision for uncertain tax matters associated with our former PTEK Ventures operating segment. The results of these reviews indicated it was appropriate to reduce certain provisions by approximately $3.3 million and $9.0 million for the three months ended September 30, 2004 and 2003, respectively. Without this tax benefit, income (loss) from continuing operations for the three and nine months ended September 30, 2004 and 2003 would have been $11.6 million and $20.3 million and $(1.0) million and $10.6 million, respectively. Net income (loss) for the three and nine months ended September 30, 2004 and 2003 would have been $11.6 million and $21.5 million and $(1.9) million and $9.6 million, respectively. Basic income (loss) per share from continuing operations for the three and nine months ended September 30, 2004 and 2003 would have been $0.17 and $0.33 and $(0.02) and $0.20, respectively. Diluted income (loss) per share from continuing operations would have been $0.16 and $0.30 and $(0.01) and $0.19 for the three and nine months ended September 30, 2004 and 2003, respectively. Basic net income per share for the three and nine months ended September 30, 2004 and 2003 would have been $0.17 and $0.35 and $(0.03) and $0.18, respectively. Diluted net income (loss) per share would have been $0.16 and $0.32 and $(0.2) and $0.17 for the three and nine months ended September 30, 2004 and 2003, respectively. We do not expect any future adjustments for uncertain tax matters associated with our former PTEK Ventures operating segment.

RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2003 and September 30, 2004 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2003	Payments	Accrued Costs at September 30, 2004
Accrued restructuring costs:
Severance and exit costs	$3,183	$3,002	$181
Contractual obligations	5,558	695	4,863

Accrued restructuring costs	$8,741	$3,697	$5,044

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

On a business unit basis, Xpedite recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the first nine months of 2004, Xpedite paid approximately $2.1 million related to severance and exit costs and $0.5 million in contractual obligations. A majority of the contractual obligations relate to an Xpedite real property lease which expires in 2016, and, as such, approximately $3.9 million of this liability has been classified in long-term accrued expenses on the balance sheet at September 30, 2004. The remaining restructuring reserve was approximately $4.9 million at September 30, 2004. Premiere Conferencing recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During the first nine months of 2004, Premiere Conferencing paid the remaining balance of approximately $0.2 million related to severance obligations and contract termination costs. The Holding Company recorded a charge of approximately $0.7 million during 2003 relating to severance obligations due to our former chief legal officer, of which $0.5 million was paid in the first nine months of 2004. Premiere Conferencing and the Holding Company paid the remaining restructuring costs during the nine months ended September 30, 2004 and do not expect any further payments related to these costs.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Xpedite and the Holding Company terminated employees pursuant to a plan to reduce headcount and sales and administrative costs. During the first nine months of 2004 and 2003, Xpedite paid approximately $0.4 million and $0.7 million, respectively, in severance and exit costs related to this plan. At September 30, 2004, the remaining accrual related to these costs was approximately $0.2 million.

ACQUISITIONS AND DISCONTINUED OPERATIONS

Premiere Conferencing

In September 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of Connect-us, a U.S.-based provider of audio and data conferencing services to small- and medium-sized businesses. Premiere Conferencing funded the purchase with our existing credit facility. Premiere Conferencing paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. We followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.2 million has been allocated to acquired fixed assets, $0.6 million has been allocated to a non-compete agreement which is being amortized over a five-year useful life and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $5.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In July 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne, a U.S.-based provider of audio and data conferencing services, broadcast messaging services and conference calling telephony equipment to agents, resellers and small- and medium-sized businesses. Premiere Conferencing funded the purchase with our current credit facility. Premiere Conferencing paid $21.2 million in cash at closing and $0.3 million in transaction fees and closing costs. We followed SFAS No. 141, “Business Combinations,” and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $3.1 million has been allocated to acquired fixed assets and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $13.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In April 2004, Premiere Conferencing acquired substantially all of the assets and assumed certain liabilities of Resource Communications, a U.S.-based provider of audio and data conferencing services and broadcast messaging services to small- and medium-sized businesses. Premiere Conferencing funded the purchase with our previous credit facility. Premiere Conferencing paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In July 2003, Premiere Conferencing acquired substantially all of the assets related to the Affinity Conferencing Services, Inc. Premiere Conferencing was required to pay a minimum of approximately $0.3 million up to a maximum of approximately $0.5 million in cash purchase price over a one-year earn-out period based on the achievement of specified revenue targets. In July 2004, the earn-out targets were achieved and the purchase price was adjusted $0.2 million in accordance with SFAS No. 141, “Business Combinations.”

Xpedite

In May 2004, Xpedite, through its local subsidiary, acquired all of the stock of Unimontis, a facsimile and e-mail messaging service provider in Switzerland and Germany. Xpedite funded the purchase through existing working capital. Xpedite paid $5.0 million in cash at closing and will pay an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. We followed SFAS No. 141, “Business Combinations,” and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In February 2004, Xpedite acquired substantially all of the assets and assumed certain liabilities of Adval, a U.S.-based facsimile and e-mail document delivery service provider, for a total purchase price of $1.5 million. Xpedite paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We followed SFAS No. 141, “Business Combinations,” and approximately $0.5 million of the aggregate purchase price has been allocated to acquire working capital, and $1.0 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

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

In April 2003, Xpedite and its Canadian subsidiary acquired substantially all of the assets of Linkata, a Canadian company. Xpedite will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price over a three-year earn-out period based on the achievement of specified revenue targets. The earn-out targets for 2004 were not achieved. If any future earn-out targets are achieved, the purchase price will be adjusted in accordance with SFAS No. 141, “Business Combinations.”

In January 2003, Xpedite acquired substantially all of the assets related to the U.S.-based e-mail and facsimile messaging business of C&W, and assumed certain liabilities, for a total purchase price of $11.4 million. Xpedite paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and was scheduled to pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which was secured by a letter of credit issued under our credit facility. In September 2004, C&W’s successor in interest, SAVVIS, accepted early payment of the remaining acquisition payable owed at a discount, resulting in a gain which we recorded in our third quarter income statement of approximately $0.4 million. The letter of credit was terminated, and Xpedite was released from any further obligation for the deferred purchase price.

Discontinued Operations

During the second quarter of 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. This change in estimate is attributable to certain sublease arrangements that we anticipate entering into with regard to former Voicecom facilities.

In August 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital, a former franchisee of our former Voicecom business unit. The arbitrator found that the Digital franchise was constructively terminated in December 2001, and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million has been included in the discontinued operations line in our income statement.

EASYLINK TRANSACTION

In October 2003, we paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock, as well as costs associated with the investment. The warrant is recorded at its fair market value under the Black-Scholes method. We modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in June 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, the Company is entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The fourth quarterly payment of $0.8 million was received during the three months ended September 30, 2004. We have recorded gains of $1.2 million for the nine months ended September 30, 2004 and $0.8 million for the three months ended September 30, 2004 as a result of payments received in excess of the original estimated carrying value of the note receivable of $1.9 million. EasyLink has received going concern opinions from its independent auditors for the years ended December 31, 2003 and 2002. Therefore, we believe we are appropriate not to assign any further carrying value to this note. Accordingly, any additional payments that we receive will be recorded as additional gain until further evidence becomes available to support a carrying value. The EasyLink note is accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The carrying value of these assets at September 30, 2004 and December 31, 2003 are $0.0 million and $1.5 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2004, we had $15.5 million in cash and equivalents compared to $23.9 million at December 31, 2003. Cash balances residing outside of the U.S. at September 30, 2004 were $14.6 million compared to $19.3 million at December 31, 2003. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. Net working capital at September 30, 2004 was $27.9 million compared to $8.6 million at December 31, 2003. At September 30, 2004, we had $64.7 million of availability under our line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

Net cash provided by operating activities from continuing operations totaled approximately $55.4 million for the nine months ended September 30, 2004, compared to cash provided by continuing operations of approximately $36.4 million for the same period in 2003. The increase in operating cash flow is attributable to increased net income from continuing operations for the nine months ended September 30, 2004 compared to the same period in 2003.

Cash used in investing activities

Cash used in investing activities from continuing operations totaled $79.1 million for the nine months ended September 30, 2004, compared to cash used in investing activities from continuing operations totaling $38.9 million for the same period in 2003. The principal uses of cash from investing activities for the nine months ended September 30, 2004 included capital expenditures of $19.5 million, early payment of the deferred purchase price associated with the C&W acquisition of $2.7 million, installment payments from the deferred purchase price of the C&W acquisition of $0.9 million and payments for the Adval, Resource Communications, Unimontis, ClearOne and Connect-us acquisitions of approximately $58.8 million. These uses were offset slightly by cash proceeds from the sale of marketable securities and proceeds of the EasyLink note of $3.1 million. The principal uses of cash in investing activities in the nine months ended September 30, 2003 include approximately $15.4 million for the acquisition of MediaLinq during the third quarter of 2003, approximately $7.4 million in payments made for the acquisitions of C&W and two smaller companies, increase in restricted cash for the deferred payments of $4.4 million related to the C&W acquisition and capital expenditures in the nine months ended September 30, 2003 of approximately $12.5 million.

Cash used in financing activities

Cash provided by financing activities from continuing operations for the nine months ended September 30, 2004 totaled $15.5 million compared with cash used in financing activities from continuing operations of $32.5 million for the same period in 2003. Cash provided from financing activities for the nine months ended September 30, 2004 included $16.3 million interest make-whole payment as a result of the conversion of our 2008 convertible notes, purchases of treasury stock of $12.8 million offset by proceeds from stock option exercises of $10.0 million and net borrowings on our line of credit of $34.6 million. Cash used in financing activities for the nine months ended September 30, 2003 were the result of our repurchase in the open market and redemption of approximately $121.3 million in principal amount of our 2004 convertible notes, debt payments for equipment loans of approximately $3.3 million and the purchase of approximately $0.6 million of our common stock during the first quarter of 2003. These outflows were offset by the proceeds received from the issuance of our 2008 convertible notes of approximately $82.7 million and proceeds from the exercise of stock options of approximately $10.0 million.

Off-balance sheet arrangements

As of September 30, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Capital resources

On June 30, 2004, we entered into a three-year, senior secured revolving credit facility with Bank of America, N.A. as agent. The credit agreement provides for borrowings up to $120.0 million and is subject to customary covenants for secured credit facilities of this nature. This line of credit replaces our previous $60.0 million credit facility with LaSalle Bank. At September 30, 2004, we believe that we were in compliance with all covenants. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit is, at our option, the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2004, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5%. As of September 30, 2004, we had $54.6 million of borrowings outstanding and had approximately $0.7 million in letters of credit outstanding under the line of credit.

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

In July 1997, we issued convertible subordinated notes of $172.5 million that matured on July 1, 2004 and bore interest at 5 3/4%. Our 2004 convertible notes were convertible at the option of the holder into common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. On July 1, 2004, we paid the principal obligation due of $15.0 million with the use of our previous line of credit.

Liquidity

As of September 30, 2004, we had $15.5 million of cash and cash equivalents. We generated positive operating cash flows from each of our operating segments for the nine months ended September 30, 2004. Each operating segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We obtained our line of credit in June 2004, the proceeds of which were initially used to repay the unpaid balance of our 2004 convertible notes that were due on July 1, 2004 and the interest make-whole payment on our 2008 convertible notes converted in June 2004. We have subsequently drawn on our line of credit in order to fund certain acquisitions. At September 30, 2004, we had $64.7 million of undrawn available credit on our line of credit.

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

During the third quarter of 2003 and 2004, we reviewed our provision for uncertain tax matters associated with our former PTEK Ventures operating segment. The results of these reviews indicated it was appropriate to reduce certain provisions by approximately $3.3 million and $9.0 million for the three months ended September 30, 2004 and 2003, respectively. Without this tax benefit, income (loss) from continuing operations for the three and nine months ended September 30, 2004 and 2003 would have been $11.6 million and $20.3 million and $(1.0) million and $10.6 million, respectively. Net income (loss) for the three and nine months ended September 30, 2004 and 2003 would have been $11.6 million and $21.5 million and $(1.9) million and $9.6 million, respectively. Basic income (loss) per share from continuing operations for the three and nine months ended September 30, 2004 and 2003 would have been $0.17 and $0.33 and $(0.02) and $0.20, respectively. Diluted income (loss) per share from continuing operations would have been $0.16 and $0.30 and $(0.01) and $0.19 for the three and nine months ended September 30, 2004 and 2003, respectively. Basic net income per share for the three and nine months ended September 30, 2004 and 2003 would have been $0.17 and $0.35 and $(0.03) and $0.18, respectively. Diluted net income (loss) per share would have been $0.16 and $0.32 and $(0.02) and $0.17 for the three and nine months ended September 30, 2004 and 2003, respectively. We do not expect any future adjustments for uncertain tax matters associated with our former PTEK Ventures operating segment.

In addition, during the third quarter of 2003, we utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. We believe we have appropriately accrued for tax exposures.

NEW ACCOUNTING PRONOUNCMENTS

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, Consolidation of Variable Interest Entities.” FIN 46 is an Interpretation of Accounting Research Bulletin 51, Consolidated Financial Statements and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The revision clarifies the definition in the original release than potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for us in the first quarter of fiscal 2004. We have not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our condensed consolidated financial statements as we did not have any financial instruments with characteristics of both liabilities and equity as of September 30, 2004.

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q and elsewhere by management from time to time, the words “believes,” “anticipates,” “expects,” “will” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. These include, but are not limited to, forward-looking statements about our business strategy and means to implement the strategy, our objectives, the likelihood of our success in developing and introducing new services and expanding our business, and the timing of the introduction of new services and modifications to existing services. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to respond to rapid technological change, the development of alternatives to our services and the risk of obsolescence of our services and technology

•	Market acceptance of new services

•	Our ability to manage our growth

•	Costs or difficulties related to the integration of new technologies and any businesses or technologies acquired or that may be acquired by us may be greater than expected

•	Expected cost savings from past or future mergers and acquisitions may not be fully realized or realized within the expected time frame

•	Revenues following past or future mergers and acquisitions may be lower than expected

•	Operating costs or customer loss and business disruption following past or future mergers and acquisitions may be greater than expected

•	Possible adverse effects on our financial condition if we are unable to retain IBM as a customer at the levels currently forecasted

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services

•	Competitive pressures among communications services providers, including pricing pressures, may increase significantly, particularly after the emergence of MCI and Global Crossing from protection under Chapter 11 of the United States Bankruptcy Code

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized

•	Risks associated with expansion of our international operations

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected

•	Legislative or regulatory changes, such as the Federal Communications Commission’s 2003 revisions to the rules interpreting the Telephone Consumer Protection Act of 1991, may adversely affect the businesses in which we are engaged

•	Changes in the securities markets may negatively impact us

•	Increased leverage in the future may harm our financial condition and results of operations

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness

•	Factors described under the caption “Risk Factors Affecting Future Performance” in our annual report of Form 10-K for the year ended December 31, 2003 filed with the SEC on March 15, 2004

•	Factors described from time to time in our press releases, reports and other filings made with the SEC

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

At September 30, 2004, no derivative financial instruments were outstanding to hedge interest rate risk.

Approximately 36.2% of our revenues and 36.6% of our operating costs and expenses were transacted in foreign currencies for the nine months ended September 30, 2004. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenue for the nine months ended September 30, 2004 by approximately $12.0 million and operating costs and expenses for the nine-month period ended September 30, 2004 by approximately $9.2 million. We have not used derivatives to manage foreign currency exchange translation risk and no foreign currency exchange derivatives were outstanding at September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2004, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs are shareholders of Xpedite who acquired our common stock. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the District Court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 23, 2004, the United States Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation claim and the claim under Section 12. The Eleventh Circuit reversed and remanded for further proceedings on the Section 11 claim. On October 14, 2004, defendants filed a motion for rehearing and rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim.

In December 2001, Voice-Tel filed a complaint against Voice-Tel franchisees, JOBA and Digital in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against PCI and us. In January 2002, plaintiffs and third-party defendants filed responses and answers to the counterclaims and third-party complaint and Voice-Tel filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. In July 2002, Voicecom, which is not our affiliate, was added as a party plaintiff in the lawsuit against JOBA and Digital. In March 2003, the Court granted our motion for summary judgment, and dismissed PCI and us from the case. The court also granted partial summary judgment in favor of each of the parties such that the only remaining claims in the case related to alleged breaches in the franchise agreement and alleged overpayments of certain fees between the franchisor and the franchisee. In 2004, JOBA filed a motion for relief from the summary judgment orders dismissing PCI and us as well as a motion to disqualify counsel for plaintiffs and third-party defendants to which plaintiffs and third-party defendants responded and objected. JOBA also requested that the Court reconsider an earlier ruling that precluded JOBA from amending its counterclaim to add a claim for alleged constructive termination of the franchise agreement by Voice-Tel. In September 2004, the Court denied JOBA’s motions to reconsider the summary judgment rulings and denied JOBA’s motion to disqualify counsel but granted JOBA’s request for leave to amend its counterclaim to add a claim for alleged constructive termination of the franchise agreement by Voice-Tel. No date has been set for trial.

In March 2004, in a separate action, JOBA filed a third-party complaint against PCI, Voice-Tel and us. The claims were filed in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. Voice-Tel had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of PCI and Voice-Tel, including the JOBA franchise agreement. The third-party claims by JOBA against PCI, Voice-Tel and us purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, we answered and responded to the third-party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third-party complaint, strike portions of the third-party complaint and stay discovery. JOBA responded to our motions and filed certain offensive motions to which the third-party defendants responded and objected. No discovery has been taken in that case and the court has not yet ruled on any pending motions.

In November 2003, Xpedite filed suit against C&W in the Superior Court of Fulton County, Georgia. The lawsuit arises out of Xpedite’s purchase of certain voice, e-mail and fax messaging assets from C&W. Pursuant to a transaction services agreement, C&W was to continue to provide certain services to Xpedite until such time C&W circuits were assigned to Xpedite. Xpedite alleges that C&W failed to perform these services in accordance with the agreement and improperly invoiced Xpedite for charges incurred by C&W which were not provided for in the agreement. In November 2003, a day after the above-referenced Georgia lawsuit was filed, C&W filed a complaint against Xpedite in Virginia state court. The Virginia lawsuit sought recovery for those charges allegedly incurred by C&W relating to C&W’s telecommunications charges of not less than $776,619.49. Xpedite answered the Virginia complaint, denying that it was liable for the charges. Xpedite also asserted counterclaims against C&W, which were identical to the claims set forth in Xpedite’s Georgia complaint. C&W filed for reorganization under Chapter 11 of the Federal Bankruptcy Code in December 2003. In 2004, the Georgia lawsuit by Xpedite was dismissed without prejudice, and the Virginia lawsuit by C&W was stricken from the docket without prejudice to either party. Xpedite expects this claim to be dealt with in the C&W bankruptcy case’s claim resolution process.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2004	—	—	—	—
August 1-31, 2004	825,000	$8.41	825,000	4,627,038
September 1-30, 2004	175,000	$7.89	175,000	4,452,038
Total	1,000,000	$8.32	1,000,000	4,452,038

In the second quarter of 2000, our board of directors authorized a stock repurchase program under which we could purchase up to 10% of our then outstanding shares of common stock, or approximately 4.8 million shares. In January 2003, our board of directors approved, and we announced, an increase in our 2000 stock repurchase program by authorizing the repurchase of up to an additional 10% of outstanding common stock, or approximately 5.4 million shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	First Amendment to Employment Agreement, dated August 24, 2004, by and between Xpedite Systems, Inc. and Travis Lee Provow (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 24, 2004 and filed August 27, 2004).

10.2	Employment Letter, dated September 30, 2004, by and between PTEK Holdings, Inc. and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2004 and filed October 1, 2004).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2004	PTEK HOLDINGS, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1	First Amendment to Employment Agreement, dated August 24, 2004, by and between Xpedite Systems, Inc. and Travis Lee Provow (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 24, 2004 and filed August 27, 2004).

10.2	Employment Letter, dated September 30, 2004, by and between PTEK Holdings, Inc. and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated September 30, 2004 and filed October 1, 2004).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.