Form 10-K
period 2004-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2005-03-15
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITIONAL REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004.

Commission file number: 0-27778

PREMIERE GLOBAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Georgia	59-3074176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3399 Peachtree Road, N.E., The Lenox Building, Suite 700, Atlanta, Georgia 30326

(address of principal executive office)

(Registrant’s telephone number, including area code): (404) 262-8400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

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

The aggregate market value of voting and non-voting stock held by non-affiliates of the registrant, based upon the closing sale price of common stock on June 30, 2004 as reported by The Nasdaq Stock Market’s National Market, was approximately $819,144,526. As of March 11, 2005, there were 70,813,001 shares of the registrant’s common stock outstanding.

List hereunder the documents incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: Portions of the registrant’s proxy statement for its 2005 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

PART I

Item 1. Business

Overview

Premiere Global Services, Inc. is a global outsource provider of business communications services and business process solutions, with 2,230 employees in 19 countries in North America, Europe and Asia Pacific. Our mission is to help our enterprise customers automate and simplify their critical business processes with our communication technologies-based solutions.

We host our communication technologies on our proprietary platforms, which are comprised of server centers and network operations centers located in 17 countries. Enterprise customers apply these hosted technologies to automate and to simplify components of their business processes and to facilitate and enhance communications with their constituents. We believe our services enable enterprise customers to increase efficiency, to improve productivity and to raise customer satisfaction levels.

We offer data management and data delivery solutions through our Data Communications group and conferencing and collaboration services through our Conferencing & Collaboration group. Our strategy is to develop new services and enhancements to existing services to better address the needs of our enterprise customers and to increase the scope and size of the markets we address.

We have an established customer base of greater than 45,000 corporate accounts, including a majority of the Fortune 500. Customers use our hosted services for a variety of mission-critical communications and business processes, including investor calls, receivables collections, continuing education, confirmations of securities trades and travel reservations, electronic statement and invoice delivery, local-access international conferencing, document capture and automation, campaign marketing, mobile access and printing of documents, prescription renewals and other applications.

We have a multi-channel sales approach, selling directly to customers through our global sales and marketing professionals and indirectly through our distribution and strategic partners.

In addition to growing our business organically, we have utilized our operating cash flow and bank line of credit to acquire complementary companies that increase our market share and bring to us additional customers, technology, applications and sales personnel. By applying our scale and purchasing power to the acquired companies, we believe we can significantly reduce their operating costs and generate additional earnings.

On January 3, 2005, we changed our name from PTEK Holdings, Inc. to better communicate our focus on selling application service provider (ASP)-based business communication services to enterprises around the world, and we adopted Premiere Global Services as a single brand for both of our groups, or business segments. On that same date, we transferred the listing of shares of our common stock to the New York Stock Exchange® from the NASDAQ National Market®.

Segment revenue for Data Communications and Conferencing & Collaboration (formerly known as Xpedite and Premiere Conferencing, respectively) accounted for 54.9% and 45.1% of consolidated revenues in 2004. In 2004, sales in North America, Europe and Asia Pacific accounted for 65.3%, 18.7% and 16.0% of our consolidated revenues, respectively. Financial information about our two segments, and the geographic areas in which we operate can be found in Note 21 – Segment Reporting to our consolidated financial statements for the year ended December 31, 2004 included in this report.

We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. Our corporate headquarters are located at 3399 Peachtree Road, NE, The Lenox Building, Suite 700, Atlanta, GA 30326, and our telephone number is (404) 262-8400.

Industry Background

Today, nearly every stage of the business cycle is becoming communication-intensive. From the acquisition of customers, to customer care, to billing and collections, there are a myriad of distinct communications incumbent upon an enterprise. Businesses must communicate with customers, suppliers, investors, employees and other constituents in disparate locations, across various networks and technologies, all while focusing on the accuracy, speed, security and cost of delivery.

The range and size of these communication management challenges is large and growing. Due to this complexity and constrained capital budgets, enterprises are increasingly outsourcing their communications management needs to providers like us. We offer a broad range of application-based business services, a scalable global platform and experience-based expertise, which our customers can access through our ASP business model.

As an outsource provider with the sole focus on delivering business communications services, we believe we can significantly decrease the cost, increase the security and accelerate the delivery time of our customers’ critical communications. For example, financial organizations, such as banks and brokerage firms, are required to provide periodic account updates to their customers, typically handled by mailing paper statements, a process that can be more cost-effective and secure with our electronic statement delivery services. Mortgage brokers are required to collect several disparate paper documents (such as driver licenses, surveys, contracts, etc.) for a typical mortgage application, a process that can be streamlined with our document automation services. Businesses typically outsource the collection of past due receivables to collections agencies or call centers, a process that can be accelerated and made more cost effective using our automated speech technologies. Finally, global enterprises are faced with training and managing employees in disparate locations often requiring attendance at seminars and management meetings, a process that can be improved and made more efficient through our audio and web-based conferencing and collaboration services.

Business Services

We market a full suite of communications services and solutions that enables enterprise customers to increase productivity through collaboration and to increase efficiency through the automation of labor- and paper-intensive business processes. We believe that our communication technologies-based services improve and enhance data delivery and critical business communications for global enterprises.

Our strategy has evolved toward a solutions-based sales model, marketing specific applications that target defined business processes within key vertical industries, such as automated statement delivery, service vehicle dispatch management, document automation and receivables collections. We believe offering hosted, turnkey solutions to business processes will help position us as a more valuable service provider to our customers and will be an important component of our future growth.

We market two groups of services, Data Communications and Conferencing & Collaboration:

Our Data Communications group offers a comprehensive suite of data communication services and business process solutions. Customers use our data communications services to deliver business critical, time-sensitive information, such as mortgage rate updates, equity research reports and regulatory updates to their customers, trading partners and constituents.

Our recent focus has been on developing and marketing solutions that enable our customers to automate and to simplify components of their critical business processes. These new solutions are delivered and enabled by our traditional communication technologies, including encrypted and high-volume transactional e-mail, enhanced fax, automated speech technologies and SMS services.

Examples of our new business process solutions include:

Statement Manager enables enterprises to realize significant savings and increase customer satisfaction by transitioning from costly paper statements to secure, electronic delivery.

Collections Accelerator enables enterprises to contact their past due customers using our advanced voice technology at a significant savings to call centers, helping to speed the collection of receivables, lower days sales outstanding and increase cash flow.

Dispatch Manager allows enterprises to confirm scheduled appointments prior to dispatching technicians and delivery crews, increasing the number of appointments kept and improving efficiency.

Mortgage Processor empowers customers with an electronic repository for the disparate documents required for a typical mortgage application, improving security and reliability and accelerating the process.

Mobile Officer Manager increases the productivity of mobile workforces by enabling access to critical documents via any Internet connection.

Virtual Agent automates enterprise call center activities, delivering greater consistency with pre-recorded messages and faster delivery than live agents.

Rx Reminder helps pharmacies ensure that prescriptions are picked-up with automated customer reminders, reducing waste and cutting costs.

DocuManager helps automate paper-intensive business processes through the conversion of paper documents to electronic files, which can be forwarded, accessed and archived remotely through any existing e-mail account, with no additional software download required.

Our Conferencing & Collaboration group offers a full suite of traditional and voice-over-Internet-protocol (VoIP)-based audio conferencing and Web-based data collaboration services for all forms of group communications activities, from large events, such as investor relations calls and training sessions, to smaller meetings, such as sales planning calls and project team meetings.

Examples of our conferencing and collaboration services include:

ReadyConference® Plus, our automated conferencing and collaboration service which utilizes our proprietary software technology, allows users to conduct conference calls and to share slide presentations at anytime, without the assistance of an operator or the need of a reservation. This cost-effective service offers a simple, easy-to-use interface that enables the host to launch and control all aspects of a call, audio and visual, directly from the desktop.

ReadyConference® GlobalMeetSM saves our enterprise customers money by providing local numbers for participants to access international conference calls. This VoIP-backboned service lowers overall cost by eliminating expensive international long distance toll charges.

PremiereCallSM provides customers with operator assistance to monitor all facets of a group meeting, including the ability to work with customization requests. Typical customer applications of these services include sales meetings, investor relations calls, press conferences, customer seminars, product rollouts and continuing medical and legal education.

PremiereCallSM Auditorium® offers automated entry into an operator-assisted call. This service enables customers to start a larger-scale conference using automated passcode access, while still utilizing the resource of a dedicated operator during the entire call, at a cost savings from a traditional operator-assisted meeting.

VisionCast® enables customers to conduct large, interactive events, such as training, seminars, company meetings, focus groups and media conferences on the Web, and ReadyCast® combines similar data collaboration capabilities for smaller meetings. SoundCast®, an audio streaming technology offered as part of our Web-based services, provides live Internet streaming to simulcast a live conference call or recorded presentation over the Web.

Customers

We provide services to over 45,000 corporate accounts around the world, including a majority of the Fortune 500 and representing nearly every major industry. Each business day on average, nearly 160,000 individuals collaborate via our global conferencing platform, and we process and deliver nearly 14 million data communications. We believe customers choose Premiere Global for our advanced communications technologies and history of innovation, our global footprint and scale, our market-leading client services and support and the security and reliability of our platform.

One of our customers, International Business Machines Corporation, has historically accounted for a significant amount of revenues. Sales to IBM accounted for approximately 11% of consolidated revenues (24% of Conferencing & Collaboration segment revenue) in 2004. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2005.

We typically do not enter into long-term contracts with our customers, with most customer agreements having terms of one to three years. Customers may generally terminate without penalty, unless their agreement contains an annual minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination.

While our business is generally not seasonal, we typically experience lower levels of sales and usage during periods which have reduced numbers of working days. For example, our operating results have historically decreased during the summer months (particularly in our international operations), as well as during Thanksgiving, December and New Years holidays. We expect our revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of our services by our enterprise customers.

Sales and Marketing

We have a multi-channel sales approach:

•	We sell directly to customers through our 830 global sales, support and marketing professionals, located in 19 countries.

•	We sell indirectly through distribution partners, including agents and resellers.

•	We actively pursue strategic partners to integrate and resell our services with their own.

•	We employ Internet-based marketing and direct telesales to generate increased activity for our sales channels.

As a service organization, our customer service teams play a major role in managing customer relationships as well as selling additional value-added services to existing accounts. We currently employ more than 690 customer service professionals deployed in local markets around the world.

Platform and Network Infrastructure

We believe that our proprietary communication technologies platform is a key element of our success. We utilize various Internet and telecom-based communications networks that allow customers to access our platform-based services through the Internet, private data networks, and local and toll-free numbers and via VoIP.

Our strategy is to facilitate customer access to our platform by continuing to evolve toward open architecture, based on standard access protocols. We believe an open platform accelerates time to market for our new services and broadens our distribution opportunities by enabling strategic partners to augment their service offerings through direct integration with our services.

Data Communications provides services through our enhanced communications network with more than 80,000 delivery ports attached to servers around the world, which perform all primary processing and switching functions. Our proprietary platform supports multiple input methods including, but not limited to, PC-based software, e-mail gateways, extensible markup language (XML), application program interfaces (APIs) and high-speed IP-based interconnects. Outgoing communications are delivered through line group controllers, which are deployed in a decentralized fashion to provide sufficient redundancy. The remote line group controllers are connected to servers over a wide area network via either private lines, virtual private networks (VPNs) or carriers’ global transmission control protocols TCP/IP-based networks. Mission critical information is transported from one location domain to another using a proprietary (MCP)-to-MCP protocol. The current domains include Australia, Japan, South Korea, the United Kingdom, the United States and France. Remote nodes on the network are located in Germany, Switzerland, Canada, Spain, Italy, Malaysia, Hong Kong and Singapore.

Conferencing & Collaboration operates over 80,000 conferencing ports worldwide. Services are provided from full-service operations centers in Colorado Springs, Colorado; Lenexa, Kansas; Sydney, Australia; and Clonakilty, Ireland. Automated bridging nodes are maintained in the U.S., Canada, Australia, Hong Kong, Singapore, Japan, Malaysia, South Korea and Ireland. Complex, operator-assisted calls are supported on various commercially available bridging platforms. Internally developed conference bridges are used to support automated conferencing services. Customers access these conferencing platforms through direct inward dialing, toll-free numbers, the Internet, VoIP-based data networks and virtual network access.

We currently utilize VoIP networks for origination and termination traffic for a number of our Data Communications services and for our ReadyConference GlobalMeet service. We intend to continue to convert additional traffic to VoIP networks.

Research and Development

We believe that our ability to design, develop, test and support new technology for service enhancements in a timely manner is an important contributor to our continued success. By innovating new services and enhancements to existing services, we can better meet our enterprise customers’ needs and position ourselves in larger market segments.

In 2004, we released DocuManager (formerly released and marketed in North America as Fax2MailSM), our document automation service, in our Europe and Asia Pacific regions and smsREACHSM, our short message service, in North America. In addition, we continued to enhance our proprietary Web-based data collaboration service with the recent launch of ReadyConference Plus 2.0. Our session initiation protocol (SIP)-based conferencing service and our prepaid conferencing service are scheduled to be released in the second quarter of 2005. We are currently developing a robust API using open standard XML/ simple object access protocol (SOAP) interfaces for our Data Communications platform, similar to the open standard API we released in 2004 for our global Conferencing & Collaboration platform. We believe the new interface will enable our customers and professional services team to more easily integrate transaction-based solutions from third-party systems.

We devote significant resources to the development of new services and enhancements to existing services and employ approximately 80 research and development professionals. Our research and development costs for 2004, 2003 and 2002 were $11.0 million, $8.6 million and $7.2 million, respectively.

Competition

We compete with a range of companies in both segments of our services. For conferencing and collaboration services, we compete with major telecommunications service providers around the world such as AT&T Corp., MCI Inc., Sprint Corporation, Global Crossing Limited and the international public telephone companies. Because these providers own the underlying telecommunications network, they may have lower per minute long distance costs than us. Although these providers hold a large market share, conferencing is not the primary focus of their bundled service offerings, and we believe we can compete effectively on the basis of quality of service and support to better meet customers’ specific conferencing needs. Additionally, we compete with companies like West Corporation, Raindance Communications, Inc., ACT Teleconferencing, Inc., WebEx Communications, Inc. and Genesys S.A. We also compete with traditional and IP-based equipment manufacturers and business suite software providers that sell various communications equipment and software applications that enable enterprises to host calls internally. We believe that we are the second largest independent audio conferencing provider in the world.

While the data communications industry is highly fragmented, we believe that we are the largest worldwide provider of these services. As we develop new services that automate additional business processes, we believe that we will be positioned to displace existing services provided by companies such as West Corporation, TeleTech Holdings, Inc. and others in the customer relationship management (CRM) category. We will continue to compete with EasyLink Services Corporation, Critical Path, Inc., DoubleClick Inc. and j2 Global Communications, Inc. in the Data Communications category. Additionally, we compete with a range of equipment and software providers that enable enterprises to address these requirements internally.

In all cases, our strategy is to gain a competitive advantage in winning and keeping customers by innovating new technology-driven services and supporting them with superior customer service. We believe our broad range of communications and data services provides Premiere Global an advantage over many of our competitors that have more limited service offerings. In addition, our global reach allows us to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

Suppliers

We purchase telecommunications services and equipment for use in our operations from a variety of suppliers. Some of our telecommunications supply agreements contain commitments that require that we purchase a minimum amount of services through 2009. These costs total approximately $15.4 million, with annual costs of approximately $9.8 million, $3.5 million, $1.0 million, $0.9 million and $0.2 million in 2005 through 2009, respectively.

Government Regulation

Federal, state, local and international laws regulating the provision of traditional telecommunications services may adversely impact our business. We believe that our business segments operate as providers of unregulated information services. Consequently, we do not believe that we are subject to Federal Communications Commission (FCC) or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S However, we may be affected by regulatory decisions, trends or policies issued or implemented by such federal, state, local or international telecommunications regulatory authorities. In addition, those authorities may seek to regulate, or impose requirements with respect to, the services provided by us. For example, we recently received letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding filing and remittance requirements applicable to traditional telephone companies. Management believes that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any such government authorities as a provider of traditional telephone services, we could, nevertheless, be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines or other penalties for any non-compliance. We monitor applicable legislation and regulatory developments to minimize the risk of our participation in activities that could contravene telemarketing, anti-spam and other applicable legal and regulatory requirements.

Federal, state and international laws regulate telemarketing practices, and may adversely impact our business and that of our customers and potential customers. The FCC promulgated rules in 1992 to implement the Telephone Consumer Protection Act of 1991 (TCPA). These rules, among others, regulate telemarketing methods and activities, including the use of pre-recorded messages, the time of day when telemarketing calls may be made, maintenance of company-specific “do not call” databases and restrictions on unsolicited facsimile advertising. Facsimile broadcast providers, such as our Data Communications business segment, generally are not liable for their customers’ violations of the TCPA, although facsimile broadcast providers that have a “high degree of involvement” in their customers’ facsimile advertisements or “actual knowledge” of a customer’s violation of the TCPA may be held liable under the TCPA. Although Data Communications has conducted its operations to meet the facsimile broadcaster provider exemption, third parties may seek to challenge this exemption, which could lead to litigation by private parties and governmental bodies, including governmental enforcement actions, and could result in damages, regulatory fines and penalties and the accompanying costs and uncertainties of such litigation and enforcement actions.

In 2003, the FCC amended its rules under the TCPA. The FCC retained an exemption from liability for sending unsolicited commercial facsimile advertisements for facsimile broadcast providers which solely transmit such advertisements on behalf of others. However, the FCC ordered that a sender may fax unsolicited commercial advertisements only to those from whom the sender has received prior express consent in writing. The 2003 rule amendments modified the FCC’s prior policy, which permitted such faxes when an “established business relationship” existed between the sender of a commercial unsolicited facsimile advertisement and the recipient. Several parties challenged the new rules, and the FCC has delayed the requirement to have prior written consent and the deletion of the established business relationship exemption until June 30, 2005. The FCC is also reviewing several appeals of these rules. We cannot predict the outcome of these proceedings. However, if the FCC decides to retain the rule amendments that deleted the established business relationship exemption, and requires advance written consent, these actions could have a material adverse effect on our customers’ use of our Data Communications’ services.

In addition, our Data Communications’ operations may be subject to state laws and regulations regulating the unsolicited transmission of facsimiles. We monitor such federal and state laws and regulations, and our service agreement with customers generally state that our customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation, enforcement actions, fines, losses and possible other relief under such laws and regulations.

The FCC, with the Federal Trade Commission (FTC), has also instituted a national “do not call” registry for residential and wireless telephone numbers. Telemarketers are barred from calling consumers who register their telephone numbers in the national database. In summary, with certain exceptions, telemarketers are required to access the list before engaging in telemarketing in any particular area code. Data Communications, as a service provider to companies that engage in telemarketing, has subscribed to the federal do not call registry. Although we believe we have taken the necessary steps to ensure compliance with the do not call registry and other rule amendments, regulators or third parties could seek to challenge our compliance with the federal do not call registry, federal telemarketing laws, and FCC and FTC rules. The national do not call registry, while currently in effect, remains subject to legal challenges in federal court.

In addition, to the federal legislation and regulations, there are numerous state statutes and regulations governing telemarketing activities, including state do not call list requirements and state registration and bonding requirements. Data Communications has compliance policies in place with regarding to telemarketing laws and regulations; however, there can be no assurance that we would not be subject to litigation by private parties and governmental bodies, including governmental enforcement actions, alleging a violation of state or federal telemarketing laws or regulations, and could result in damages, regulatory fines and penalties and the accompanying costs and uncertainties of such litigation and enforcement actions.

A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails, or spam. Other states are considering similar legislation. Federal legislation, also know as “Can Spam”, regulates unsolicited commercial e-mails. The Can Spam law requires unsolicited e-mail marketing messages to have a valid return address. E-mail marketers are also required to remove customers from their mailing lists if requested. The Can Spam law allows the FTC to impose fines, and gives state attorneys general the power to bring lawsuits. The Can Spam law also preempts state laws in many respects, although it allows states to continue to regulate deceptive e-mails. Data Communications provides a service for its customers to distribute e-mails, including e-mails that may be subject to these laws. We have implemented procedures that we believe comply with our obligations under the law. We have a policy that prohibits the use of our services to send spam and requires our customers to comply with all laws and regulations pertaining to spam, but there can be no assurance that we would not be subject to litigation alleging a violation of applicable federal and state laws.

A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of e-commerce, which could in turn decrease the projected demand for our Web-based services or increase our costs of doing business. In addition, the sending of unsolicited commercial e-mail through our network could result in third parties asserting claims against us. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws, could have a material adverse effect on our business, financial condition and results of operations.

In conducting our business, we are also subject to various laws and regulations relating to commercial transactions generally, such as the Uniform Commercial Code and are also subject to the electronic funds transfer rules embodied in Regulation E promulgated by the Federal Reserve. It is possible that Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, such laws, rules and regulations could be imposed on our business and industry and could have a material adverse effect on our business, financial condition or results of operations. Our international activities also are subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation.

In addition, our international activities also are subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation. For example, the European Privacy and Communication Directive imposes restrictions on sending unsolicited communications to individuals via automatic calling machines, fax and e-mail, including SMS messages. Generally, companies are required to obtain “prior explicit”, or opt-in, consent before they can contact users via this type of marketing.

Proprietary Rights and Technology

Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have three issued U.S. patents relating to our fax distribution services, each of which will expire in 2013. We also have two pending Canadian patent applications and one pending U.S. patent application relating to our document generation and delivery services. In addition, we have two issued U.S. patents, a Canadian patent, a UK patent and two pending U.S. patent applications relating to our conferencing services. Of the patents relating to conferencing services, one U.S. patent expires in 2007 and one in 2010, and the Canadian and UK patents each expire in 2008. In addition, we own and use a number of federally registered trademarks and pending applications for trademarks, including Premiere Global ServicesSM, PGI & DesignSM, ReadyConference®, Auditorium®, VisionCast®, ReadyCast®, SoundCast®, GlobalMeetSM, faxREACH®, voiceREACH®, messageREACH® and smsREACHSM. We own applications and registrations for many of these and other trademarks and service marks in the U.S. and in other countries. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Despite our efforts to protect our proprietary rights and technology, there can be no assurance that third parties will not misappropriate our proprietary rights or technology or independently develop technologies that are similar or superior to our technology.

Available Information

Our corporate Internet address is www.premiereglobal.com. We have made available free of charge through our Web site (follow the “Shareholder Information” tab to “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (SEC).

Employees

As of December 31, 2004, we employed approximately 2,230 people. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Item 2. Properties

Our corporate headquarters occupy approximately 42,000 square feet of office space in Atlanta, Georgia under a lease expiring August 2007 and approximately 11,000 additional square feet of office space in the same location under a lease expiring August 2006. This office space also includes both Data Communications’ and Conferencing & Collaboration’s corporate headquarters. Data Communications occupies additional office space of approximately 45,000 square feet in Tinton Falls, New Jersey under a lease expiring in May 2016. Conferencing & Collaboration occupies additional office space of approximately 106,000 square feet in Colorado Springs, Colorado under a lease expiring August 2006, and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring August 2009.

We also lease various data and switching centers and sales offices within and outside the U.S. We believe that our current facilities and office space are sufficient to meet our present needs and do not anticipate any difficulty securing additional space, as needed, on terms acceptable to us.

Item 3. Legal Proceedings

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

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc., who acquired our common stock upon our acquisition of Xpedite. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 23, 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation claim and the claim under Section 12. The Eleventh Circuit reversed and remanded for further proceedings on the Section 11 claim. On October 14, 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit by Order dated November 22, 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit by Order dated December 14, 2004. The case has now been remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which is pending. Also in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court. Those motions are also pending.

In December 2001, our subsidiary, Voice-Tel Enterprises, LLC, filed a complaint against Voice-Tel franchisees, JOBA, Inc. and Digital Communication Services, Inc. in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against us and our subsidiary, Premiere Communications, Inc. In January 2002, plaintiffs and third-party defendants filed responses and answers to the counterclaims and third-party complaint, and Voice-Tel filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. In July 2002, Voicecom Telecommunications, LLC, which is not our affiliate, was added as a party plaintiff in the lawsuit against JOBA and Digital. In March 2003, the court granted our motion for summary judgment, and dismissed PCI and us from the case. The court also granted partial summary judgment in favor of each of the parties, narrowing the claims for trial. In 2004, JOBA requested that the court reconsider an earlier ruling that precluded JOBA from amending its counterclaim to add a claim for alleged constructive termination of the franchise agreement by Voice-Tel. In September 2004, the court granted JOBA’s request for leave to amend its counterclaim to add a claim for alleged constructive termination of the franchise agreement. In December 2004, Voice-Tel and Voicecom moved the court to consolidate this case with another pending franchisor-franchisee dispute between Voicecom and JOBA. No date has been set for trial.

In March 2004, in a separate action, JOBA filed a third-party complaint against PCI, Voice-Tel and us. The claims were filed in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. Voice-Tel had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of PCI and Voice-Tel, including the JOBA franchise agreement. The third-party claims by JOBA against PCI, Voice-Tel and us purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, we answered and responded to the third-party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third-party complaint, strike portions of the third-party complaint and stay proceedings. JOBA responded to our motions and filed certain offensive motions to which the third-party defendants responded and objected. No discovery has been taken in that case, and the court has not yet ruled on any pending motions. A hearing is scheduled on all pending motions on March 31, 2005.

We have received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P. informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our services. The letters also include an offer to us of a non-exclusive license to the Katz portfolio of patents. We are currently considering the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable and apply to certain of our services, we may seek a license from A2D. If we decide to seek such a license, it is uncertain as to the terms upon which we may be able to negotiate and obtain a license, if at all, as well as to the amount of the possible one-time and recurring license fees which we may be required to pay.

In September 2004, Captaris, Inc. filed suit against our Data Communications’ subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ e-document delivery technology executed by the parties in September 2003. The agreements provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provide for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris seeks damages of in an unspecified amount, not less than $250,000, plus interest. We withheld this amount, which was the initial payment due in September 2004, from the amounts owing to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money is due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing and contractual warranties and anticipatory repudiation. We seek damages in an amount to be determined at trial.

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleges that we transmitted prerecorded telephone calls advertising Data Communications’ services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each violation and injunctive relief. We have 30 days from the date of service to file an answer in this matter, and the court has scheduled a scheduling conference for May 27, 2005. We may be entitled to indemnification or contribution from other non-parties to this action. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain at this time.

The previously disclosed claims between our Data Communications’ subsidiary, Xpedite, and Cable &Wireless USA, Inc. have been resolved by the parties in connection with C&W’s bankruptcy case’s claim resolution process.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this report.

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock, $.01 par value per share, traded on the Nasdaq National Market under the symbol “PTEK” since our initial public offering on March 5, 1996 until January 3, 2005 when we transferred the listing of our common stock to the NYSE under the symbol “PGI”. The following table sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated.

2004	High	Low
Fourth Quarter	$11.27	$8.41
Third Quarter	12.14	7.62
Second Quarter	11.55	9.68
First Quarter	$10.60	$8.43

2003	High	Low
Fourth Quarter	$9.80	$8.01
Third Quarter	8.74	5.19
Second Quarter	5.20	3.70
First Quarter	$4.54	$3.29

The closing price of our common stock as reported on the NYSE on March 11, 2005 was $10.41. As of March 1, 2005 there were 535 record holders of our common stock.

We have never paid cash dividends on our common stock, and the current policy of our board of directors is to retain any available earnings for use in the operation and expansion of our business. The payment of cash dividends on our common stock is unlikely in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board and will depend upon our earnings, capital requirements, financial condition and any other factors deemed relevant by our board.

In June 2004, we entered into a three-year, senior secured revolving credit facility with Bank of America, N.A., as agent, which we amended in February 2005 to increase the line to $180.0 million, among other things. See “Management’s Discussion and Analysis.” The credit agreement related to our line of credit contains customary prohibitions on our ability to declare any cash dividends on our common stock until all obligations under the line of credit are paid in full and all letters of credit have been terminated.

Issuer Purchases of Equity Securities

In the fourth quarter of 2004, we did not purchase any shares under our stock repurchase plan. The remaining maximum number of shares that may yet be purchased under the plan as of December 31, 2004 was 4,452,038.

Item 6. Selected Financial Data

The following selected consolidated statement of operations data, balance sheet data, and cash flow data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$449,371	$381,280	$341,253	$330,416	$303,244
Operating income (loss)	71,394	37,199	24,905	(177,142)	(58,206)
Income (loss) from continuing operations attributable to common and common equivalent shares for:
—basic income (loss) per share	40,685	26,913	14,423	(209,658)	(46,602)
—diluted income (loss) per share	42,071	27,886	14,423	(209,658)	(46,602)
Income (loss) from continuing operations per common and common equivalent shares for:
—basic (1)	$0.63	$0.50	$0.27	$(4.19)	$(0.97)
—diluted (1)	$0.58	$0.45	$0.26	$(4.19)	$(0.97)

Gain (loss) from discontinued operations	1,195	(976)	(12,532)	(32,462)	(12,264)
Net income (loss) attributable to common and common equivalent shares for:
—basic net income (loss) per share	41,880	25,937	1,891	(242,120)	(58,866)
—diluted net income (loss) per share	43,266	26,910	1,891	(242,120)	(58,866)
Net income (loss) per common and common equivalent shares for:
—basic (1)	$0.65	$0.48	$0.04	$(4.84)	$(1.22)
—diluted (1)	$0.60	$0.44	$0.03	$(4.84)	$(1.22)
Shares used in computing income (loss) from continuing operations and net income (loss) per common and common equivalent shares for:
—basic	64,086	53,767	53,550	49,998	48,106
—diluted	72,280	61,301	56,262	49,998	48,106

Balance Sheet Data (at period end):
Cash, equivalents and marketable securities	$26,458	$24,521	$69,418	$49,500	$29,716
Working capital	27,062	8,626	62,103	13,116	15,949
Total assets	435,476	339,297	352,093	386,438	630,933
Total debt	68,184	105,000	180,227	187,176	178,762
Total shareholders’ equity	266,930	133,718	84,338	79,032	313,406

Statement of Cash Flow Data:
Cash provided by (used in) operating activities from:
Continuing operations	82,495	59,834	37,244	29,034	7,503
Discontinued operations	—	—	(5,804)	31,871	10,426

Total	$82,495	$59,834	$31,440	$60,905	$17,929
Cash (used in) provided by investing activities from:
Continuing operations	(111,118)	(41,860)	(6,175)	(32,548)	3,643
Discontinued operations	—	—	(155)	(2,857)	(10,109)

Total	$(111,118)	$(41,860)	$(6,330)	$(35,405)	$(6,466)
Cash provided by (used in) financing activities from:
Continuing operations	30,481	(62,573)	(5,911)	1,660	(615)
Discontinued operations	—	—	(1,086)	(1,964)	(1,779)

Total	$30,481	$(62,573)	$(6,997)	$(304)	$(2,394)

1)	Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method), unvested restricted stock and from stock options (using the treasury stock method). Net income available to common shareholders was adjusted for the interest expense related to our convertible notes prior to conversion.

Our results of operations include revenues and associated costs for all acquisitions as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the effective date of each acquisition.

On March 26, 2002, we sold substantially all of the assets of our Voicecom operating segment, exclusive of its Australian operations, to Gores Technology Group, for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain liabilities. In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the transaction was accounted for as a discontinued operation. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a global outsource provider of business communications services and business process solutions. Our Data Communications business segment offers a comprehensive suite of data communications services and business process solutions for the delivery of our customers’ business critical, time-sensitive information. Our Conferencing & Collaborations business segment offers a full suite of traditional and VoIP-based audio conferencing and Web-based data collaboration services. All significant intercompany accounts and transactions have been eliminated in consolidation. In addition, we discontinued our Voicecom segment, exclusive of its Australian operations, through an asset sale, effective March 26, 2002. The Australian operations were subsequently discontinued in December 2002. Voicecom offered a suite of integrated communications services, including voice messaging services, interactive voice response services and unified communications services.

In 2004, we continued to focus on revenue growth, both organically, including through growth in our transactional and Web-based services and international revenues, as well as through accretive acquisitions. In addition, we remained focused on reducing our operating costs to generate additional earnings through cost saving initiatives, including re-negotiations of our telecommunications service provider contracts and network consolidation at both business segments.

Key highlights of our financial and strategic accomplishments for our year ended December 31, 2004 include:

•	increased Data Communications and Conferencing & Collaboration segment revenue by 10.3% to $246.9 million and by 28.6% to $202.8 million, respectively, from 2003

•	generated $82.5 million of cash flows from operating activities, up 37.9% from 2003

•	decreased costs of revenue (excluding depreciation) by 10.4% from 2003

•	repurchased 1.5 million shares of our common stock in open market transactions

•	forced the conversion of the entire $85.0 million principal amount of our 2008 convertible notes

•	increased our credit facility from $60.0 million to $120.0 million (recently expanded to $180.0 million in 2005) for working capital and expansion opportunities

•	completed accretive acquisitions

•	realized significant gain on our EasyLink note investment

In 2004, we utilized our operating cash flow and credit facility to eliminate all of our convertible debt, acquire complementary companies and repurchase shares of our common stock. We also adopted a solutions-based sales model and devoted significant resources to the introduction of a number of specific applications within key vertical markets, as well as enhancements to our existing services. In addition, we transitioned some of our services to VoIP delivery. We believe that expenditures associated with these efforts were needed in order to better respond to technological changes and customer demands.

We believe that our financial results remained strong despite challenges we faced in 2004 and will continue to face in 2005, including competitive and price factors, potential regulatory changes, market acceptance of our new services and decreased sales to one of our historically largest customers.

At the beginning of 2005, we adopted a single brand, Premiere Global Services, for both of our segments to better reflect our business focus and transferred of listing of our common stock to the NYSE. We intend to continue offering innovative services and implementing open access to our communications technologies platform via standard protocols. In addition, we intend to use our improved liquidity to take advantage of consolidation opportunities in the industries in which we compete, including with the announcement of our pending acquisition of the conferencing services business of Citizens Communications. We believe that these efforts will assist us in our 2005 focus to continue to increase our market share.

Revenues are recognized when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectibility is reasonably assured. Revenues consist of fixed monthly fees and usage fees generally based on per minute or transaction rates. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A, 101B and SAB 104.

“Cost of revenues” includes network telecommunication costs and direct operating costs exclusive of depreciation as defined below. Network telecommunication costs consist primarily of per minute based and fixed telecommunication costs incurred in providing our services. Direct operating costs consist primarily of customer service, information technology and network engineering wages, benefits, travel, consulting fees and facility costs. Additionally, we include in cost of revenues the cost of international ship-to-shore messaging services and per minute costs of providing Web conferencing services.

“Selling and marketing” costs consist primarily of salaries and wages, benefits, travel and entertainment, advertising, commissions and facility costs associated with selling or marketing our services.

“General and administrative” costs consist primarily of salaries and wages, benefits, travel, consulting fees and facility costs associated with corporate governance, executive management, finance and human resources. Bad debt expense is also included in this line item.

“Research and development” costs consist primarily of salaries and wages, benefits, travel, consulting fees and facilities costs associated with developing service enhancements, maintaining product and new product development.

“Depreciation” and “amortization” includes depreciation of computer server, Internet and telecommunications equipment, furniture and fixtures, office equipment, leasehold improvements and amortization of intangible assets, patent costs and trademark costs. We provide for depreciation using the straight-line method of depreciation over the estimated useful lives of property and equipment, generally two to ten years, with the exception of leasehold improvements which are depreciated on a straight-line basis over the shorter of the term of the lease or the useful life of the asset. Amortization consists of customer lists, patents, trademarks and covenants not to compete. Customer lists, patents, trademarks and covenants not to compete, which comprise intangible assets, are amortized over the useful life of the asset generally ranging from three to seven years.

“Restructuring costs” represent severance, exit costs and contractual obligation costs associated with the realignment of workforces, unutilized lease space and the exit of certain operations.

“Equity based compensation” relates primarily to expense for stock options that have been modified and the cost of stock options and restricted stock issued to employees, directors, advisors and consultants for services rendered. Commencing in 2004, equity based compensation which is awarded as part of sales incentive programs are included as part of selling and marketing expense.

“Asset impairments” represent the adjustment of the carrying value of long-lived assets to current fair value under Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets subject to this fair value assessment were goodwill, customer lists, developed technology and property, plant and equipment, trademarks and patents.

“Net legal settlements and related expenses” represent the costs incurred or management’s estimate of probable costs that can be reasonably estimated with regard to legal contingencies and related matters.

“Interest expense” includes interest costs, amortized debt issue costs and unused line of credit fees associated with our convertible subordinated notes, line of credit and capital lease obligations.

“Interest income” includes interest earned on highly liquid investments with a maturity at date of purchase of three months or less and interest on employee loans.

“(Loss) gain on sale of marketable securities” includes proceeds less commissions in excess of original cost on the sale of marketable securities available for sale. These marketable securities are traded on a national exchange with a readily determinable market price.

“Gain on repurchase of bonds” includes proceeds on the early retirement of our 2004 convertible subordinated notes purchased in the open market, net of unamortized debt issuance costs.

“Debt conversion costs” includes the cost of early conversion of our 2008 convertible notes with related deferred financing costs and deferred financing costs associated with the replacement of our $60 million line of credit with a $120 million line of credit in 2004.

“Pre-payment of note receivable” includes the amount we received for pre-payment of our note receivable due from EasyLink in excess of the carrying amount recorded.

“Other, net” includes gains and losses from other non-operating activities.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements contained herein and notes thereto.

Results of Operations

The following table presents the percentage relationship of certain statements of operations line items to total revenues for our consolidated operating results for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
REVENUES	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of revenues (exclusive of depreciation shown separately below)	35.8	38.1	37.5
Selling and marketing	26.2	26.6	26.2
General and administrative	11.1	11.6	13.4
Research and development	2.4	2.2	2.1
Depreciation	5.9	6.2	6.3
Amortization	2.0	1.8	3.2
Restructuring costs	—	2.9	0.5
Asset impairments	—	—	0.9
Equity based compensation	0.7	0.8	0.5
Net legal settlements and related expenses	—	—	2.1

Total operating expenses	84.1	90.2	92.7

OPERATING INCOME	15.9	9.8	7.3

OTHER (EXPENSE) INCOME
Interest expense	(1.0)	(2.5)	(3.4)
Interest income	0.1	0.2	0.4
Debt conversion costs	(3.8)	—	—
(Loss) gain on sale of marketable securities	(0.0)	0.4	0.3
Gain on prepayment of note receivable	1.9	—	—
Gain on repurchase of bonds	—	0.0	—
Other, net	0.5	—	—

Total other (expense) income	(2.3)	(1.9)	(2.7)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	13.6	7.9	4.6
INCOME TAX EXPENSE	4.6	0.8	0.4

INCOME FROM CONTINUING OPERATIONS	9.0%	7.1%	4.2%

DISCONTINUED OPERATIONS:
Gain (loss) from operations of Voicecom	0.4	(0.4)	(4.7)
Income tax expense (benefit)	0.1	(0.1)	(1.1)

Gain (loss) on discontinued operations	0.3	(0.3)	(3.6)

NET INCOME	9.3%	6.8%	0.6%

The following table presents certain financial information about our Data Communications and Conferencing & Collaboration business segments and for unallocated corporate costs for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate operating segment:

	Year Ended December 31,
	2004	2003	2002
REVENUES:
Revenues from continuing operations:
Data Communications	$246.9	$223.8	$202.9
Conferencing & Collaboration	202.8	157.7	138.5
Eliminations	(0.3)	(0.2)	(0.1)

	$449.4	$381.3	$341.3

Revenues from discontinued operations:
Voicecom	—	—	15.8

	$449.4	$381.3	$357.1

INCOME (LOSS):
Income (loss) from continuing operations:
Data Communications	$23.5	$27.8	$22.1
Conferencing & Collaboration	29.3	25.3	24.3
Unallocated corporate costs	(12.1)	(26.2)	(31.7)
Eliminations	—	—	(0.3)

	$40.7	$26.9	$14.4

Gain (loss) from discontinued operations:
Voicecom	1.2	(1.0)	(12.5)

Net income:	$41.9	$25.9	$1.9

The following table presents financial information based on our continuing geographic segments for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Revenues	Operating Income	Identifiable Assets
2004
North America	$293.3	$46.1	$357.9
Europe	84.0	11.9	51.3
Asia Pacific	72.1	13.4	26.3

Total	$449.4	$71.4	$435.5

2003
North America	$246.9	$22.2	$272.4
Europe	69.4	10.8	38.6
Asia Pacific	65.0	4.2	28.3

Total	$381.3	$37.2	$339.3

2002
North America	$228.8	$20.5	$285.3
Europe	56.6	1.8	41.0
Asia Pacific	55.9	2.6	25.8

Total	$341.3	$24.9	$352.1

Revenues

Consolidated revenues from continuing operations were $449.4 million in 2004, $381.3 million in 2003 and $341.3 million in 2002. Consolidated revenues in 2004 and 2003 increased from the previous year by 17.9% and 11.7%, respectively.

Data Communications revenue was 54.9%, 58.7%, and 59.5% of consolidated revenues for 2004, 2003 and 2002, respectively. Data Communications revenue was $246.9 million in 2004, $223.8 million in 2003 and $202.9 million in 2002. Revenues in both 2004 and 2003 increased from the previous year by 10.3%. These increases were associated with growth in our transactional messaging, desktop fax and e-mail services. Additionally, these increases were augmented by our acquisitions of Cable & Wireless USA, Inc. (C&W), BillWhiz, Inc. d/b/a Linkata Technologies and MediaLinq, an outsource division of Captaris, Inc. operated by Captaris’ wholly-owned subsidiary, MediaTel Corporation (Delaware) in 2003 and of Adval Communications, Inc. and its affiliates, Unimontis AG and its affiliates, and I-Media, SA and its affiliates in 2004, and the positive effect of foreign exchange rates to the U.S. dollar. An analysis of the effect of foreign exchange rate changes to the U.S. dollar can be found in “Quantitative and Qualitative Measures.” Total billable Data Communications minutes were 3.4 billion in 2004, 2.9 billion in 2003 and 2.2 billion in 2002.

Conferencing & Collaboration revenue was 45.1%, 41.4% and 40.6% of consolidated revenues for 2004, 2003 and 2002, respectively. Conferencing & Collaboration revenue was $202.8 million in 2004, $157.7 million in 2003 and $138.5 million in 2002. Revenues in 2004 and 2003 increased from the previous year by 28.6% and 13.9%, respectively. These increases were associated with growth in our Web collaboration and automated audio conferencing services. Additionally, these increases were augmented by our acquisitions of Affinity Conferencing Services, Inc. in 2003 and Resource Communications, Inc. (RCI), the conferencing services division of ClearOne Communications, Inc., Connect-us Communications, LLC and Conference Call Services, Inc. (CCS) in 2004, and the positive effect of foreign exchange rates to the U.S. dollar. An analysis of the effect of foreign exchange rate changes to the U.S. dollar can be found in “Quantitative and Qualitative Measures.” Total billable Conferencing & Collaboration minutes were 1.9 billion in 2004, 1.3 billion in 2003 and 0.9 billion in 2002.

Geographically, we have experienced revenue growth in North America, Europe and Asia Pacific as a result of existing service revenue growth, acquisitions as mentioned above and the favorable effect of foreign exchange rates to the U.S. dollar. North America revenue was $293.3 million in 2004, $246.9 million in 2003 and $228.8 million in 2002. North America revenue in 2004 and 2003 increased 18.8% and 7.9% from the previous year, respectively. European revenue was $84.0 million in 2004, $69.4 million in 2003 and $56.6 million in 2002. European revenue in 2004 and 2003 increased from the previous year by 21.0% and 22.7%, respectively. Asia Pacific revenue was $72.1 million in 2004, $65.0 million in 2003 and $55.9 million in 2002. Asia Pacific revenue in 2004 and 2003 increased from the previous year by 10.9% and 16.2%, respectively. At current foreign exchange rates and with our continued international expansion effort, we expect continued growth in Europe and Asia Pacific.

Cost of revenues

Consolidated cost of revenues were 35.8%, 38.1%, and 37.5% of consolidated revenues in 2004, 2003 and 2002, respectively. Consolidated cost of revenues from continuing operations increased 10.4% to $160.7 million in 2004 from $145.5 million in 2003 and increased 13.8% in 2003 from $127.9 million in 2002. The decrease in cost of revenues as a percentage of revenues from 2003 to 2004 is the result of our contract re-negotiations with telecommunications service providers and network consolidation at both Data Communications and Conferencing & Collaboration. Total annual estimated cost savings from these initiatives were approximately $18.0 million. These costs savings were offset in part by reductions in the average selling price per minute of the service offerings of both Data Communications and Conferencing & Collaboration. The increase in cost of revenues as a percentage of revenues from 2002 to 2003 was the result of reductions in the average selling price per minute at a greater rate than reductions in cost of revenues. We expect cost of revenues as a percentage of revenues to remain stable or to slightly decline as a result of continued contract re-negotiations with our telecommunications service providers, continued network consolidation and our introduction of new technologies. Data Communications cost of revenues represented $87.0 million in 2004, $81.8 million in 2003 and $71.7 million in 2002, or 35.2%, 36.6% and 35.3% of segment revenue, in 2004, 2003 and 2002, respectively. Conferencing & Collaboration cost of revenues represented $73.9 million in 2004, $63.9 million in 2003 and $56.3 million in 2002, or 36.5%, 40.5% and 40.7% of segment revenue, in 2004, 2003 and 2002, respectively.

Selling and marketing

Consolidated selling and marketing costs from continuing operations as a percent of consolidated revenues were 26.2%, 26.6%, and 26.2% in 2004, 2003 and 2002, respectively. Consolidated selling and marketing costs from continuing operations increased 16.2% to $117.7 million in 2004 from $101.3 million in 2003, and increased 13.9% in 2003 from $89.0 million in 2002. The growth in selling and marketing costs and the consistency in the percent of revenues is the result of increased direct selling headcount, indirect selling channel expansion, acquisitions and costs associated with marketing programs to promote new service offerings. We expect selling and marketing expenses as a percentage of revenue will continue to grow as IBM becomes a smaller percentage of our consolidated revenues. Selling and marketing costs related to IBM as a percentage of revenue are significantly lower than for our other customers. We continue to re-invest in selling and marketing resources to expand distribution channels and geographic reach for our various service offerings. Data Communications selling and marketing expense represented $67.9 million in 2004, $64.3 million in 2003 and $61.6 million in 2002, or 27.5%, 28.7% and 30.4% of segment revenue, in 2004, 2003 and 2002, respectively. Conferencing & Collaboration selling and marketing expense represented $49.8 million in 2004, $37.0 million in 2003 and $27.4 million in 2002, or 24.6%, 23.4% and 19.8% of segment revenue, in 2004, 2003 and 2002, respectively. Included in selling and marketing costs for 2004 is $0.3 million of sales incentive compensation which was awarded in the form of non-cash restricted shares.

General and administrative

Consolidated general and administrative costs from continuing operations as a percentage of consolidated revenues were 11.1%, 11.6% and 13.4% in 2004, 2003 and 2002, respectively. Consolidated general and administrative costs from continuing operations increased 12.6% to $50.1 million in 2004 from $44.5 million in 2003, and decreased 2.4% in 2003 from $45.6 million in 2002. The increase in general and administrative costs on an absolute dollar basis in 2004 compared to 2003 is the result of corporate governance costs associated with our Sarbanes-Oxley compliance initiatives of approximately $2.8 million and temporary administrative functional costs associated with the acquisitions we made in 2004. These increases were offset by a reduction in bad debt experience in Conferencing & Collaboration. The decrease in general and administrative costs in 2003 compared to 2002 is the result of reductions in general and administrative support headcount in the two business segments and Corporate and reduced bad debt experience at Conferencing & Collaboration. As a percentage of revenues, general and administrative costs have declined from 2002 to 2004 as a result of the benefit of increased revenues leveraging the semi-fixed cost structure of our general and administrative costs. We expect general and administrative costs to continue to decline as a percentage of revenues as we continue to increase revenues over this semi-fixed cost structure. Data Communications general and administrative expense represented $21.4 million in 2004, $20.8 million in 2003 and $17.3 million in 2002, or 8.7%, 9.3% and 8.5% of segment revenue, in 2004, 2003 and 2002, respectively. Conferencing & Collaboration general and administrative expense represented $14.7 million in 2004, $12.1 million in 2003 and $12.5 million in 2002, or 7.2%, 7.7% and 9.1% of segment revenue, in 2004, 2003 and 2002, respectively. Unallocated corporate general and administrative expense represented $14.0 million in 2004, $11.4 million in 2003 and $15.8 million in 2002.

Research and development

Consolidated research and development costs from continuing operations as a percentage of consolidated revenues were 2.4%, 2.2% and 2.1% in 2004, 2003 and 2002, respectively. Consolidated research and development costs from continuing operations increased 28.0% to $11.0 million in 2004 from $8.6 million in 2003, and increased 18.4% in 2003 from $7.2 million in 2002. In absolute dollars, research and development costs increased as a result of our expanded service offerings and the transition of some of our services to VoIP delivery at Data Communications and Conferencing & Collaboration. As our service offerings and modalities expand, we expect continued expansion in this area of our business as required to meet our customers’ needs. Data Communications research and development expense represented $8.8 million in 2004, $6.5 million in 2003 and $5.4 million in 2002, or 3.6%, 2.9% and 2.7% of segment revenue, in 2004, 2003 and 2002, respectively. Conferencing & Collaboration research and development expense represented $2.2 million in 2004, $2.1 million in 2003 and $1.8 million in 2002, or 1.1%, 1.3% and 1.3% of segment revenue, in 2004, 2003 and 2002, respectively.

Depreciation

Consolidated depreciation costs from continuing operations as a percentage of consolidated revenues were 5.9%, 6.2% and 6.3% in 2004, 2003 and 2002, respectively. Consolidated depreciation costs from continuing operations increased 11.9% to $26.4 million in 2004 from $23.6 million in 2003 and increased 9.5% from $21.5 million in 2002. Depreciation costs as a percentage of revenue have remained relatively stable to slightly down as we have invested in our infrastructure prudently to meet growth in our business and at the same time have found more cost effective ways to provide for these capacity needs through the use of new technologies. Data Communications depreciation expense represented $15.3 million in 2004, $14.2 million in 2003 and $13.1 million in 2002, or 6.2%, 6.4% and 6.5% of segment revenue, in 2004, 2003 and 2002, respectively. Conferencing & Collaboration depreciation expense represented $10.1 in 2004, $8.4 million in 2003 and $7.5 million in 2002, or 5.0%, 5.3% and 5.4% of segment revenue, in 2004, 2003 and 2002, respectively. Unallocated corporate depreciation costs remained relatively constant at $0.9 million for 2004, 2003 and 2002. These costs represent leasehold costs and the cost of shared back-office systems.

Amortization

Consolidated amortization from continuing operations as a percentage of consolidated revenues was 2.0%, 1.8% and 3.2% in 2004, 2003 and 2002, respectively. Consolidated amortization from continuing operations was $8.9 million, $6.7 million and $10.9 million in 2004, 2003 and 2002, respectively. Amortization expense has increased in absolute dollars as a result of our acquisitions, and as a percentage of revenues remained stable as a result of the above-mentioned accretive acquisitions and the organic revenue growth of both business segments.

Restructuring costs

Consolidated restructuring costs from continuing operations as a percentage of consolidated revenues was 0.0%, 2.9% and 0.5% in 2004, 2003 and 2002, respectively. Consolidated restructuring costs from continuing operations were $0.0 million, $10.9 million and $1.8 million in 2004, 2003 and 2002, respectively.

During 2003, management executed a plan to reduce annual operating expenses through a reduction in personnel costs related to our operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit on us, net of estimated sublease payments. Data Communications incurred expenses of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. Conferencing & Collaboration incurred expenses of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. Corporate incurred expenses of approximately $0.7 million relating to severance obligations due to our former chief legal officer. We expect future cash payments for these activities of approximately $0.4 million for each of the next five years.

During 2002, Data Communications and Corporate terminated employees pursuant to a plan to reduce headcount and sales and administration costs. The combined costs associated with the restructuring plan total $1.5 million. Also, in the fourth quarter of 2002, Data Communications decided to exit the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. The costs associated with exiting this business of $0.3 million are primarily non-cash and represent the loss on disposal of these voice messaging assets. We expect no future cash payments for these activities.

Asset impairments

Asset impairments were $3.2 million in 2002. During the fourth quarter of 2002, we assessed the carrying value of the customer lists at Data Communications pursuant to SFAS No. 144. Using the best estimate approach, the fair value of certain customer lists associated with the Asia Pacific markets of Data Communications experiencing a decline in previously acquired real-time fax businesses were determined to be less than the carrying value at December 31, 2002, resulting in a $3.2 million asset impairment.

Equity based compensation

Consolidated equity based compensation charges from continuing operations as a percentage of consolidated revenues were 0.7%, 0.8% and 0.5% in 2004, 2003 and 2002, respectively. Consolidated equity based compensation charges from continuing operations were $3.3 million, $2.9 million and $1.9 million in 2004, 2003 and 2002, respectively. This expense is comprised of several components including the vested portion of the shares tendered in our 2001 option exchange offer, which resulted in an expense of $0.3 million, $0.6 million and $1.3 million in 2004, 2003 and 2002, the vested portion of restricted shares issued to management in 2001 which resulted in an expense of $0.5 million, $0.4 million and $0.5 million in 2004, 2003 and 2002, respectively, and the variable compensation expense associated with options not tendered in the exchange for restricted shares which resulted in an expense of approximately $0.4 million and $1.1 million in 2004 and 2003, respectively, because the market value of our common stock was greater than the exercise price of a portion of the options. At December 31, 2002, no expense was recorded because the exercise price of each of these options was greater than the market value of our common stock. In addition to the above items, in 2004 and 2003, we recognized approximately $2.1 million and $0.9 million in non-cash stock compensation expense, respectively. In 2004, $1.6 million of this expense related to employees, and $0.5 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. In 2003, $0.4 million of this expense related to non-employees, $0.2 million related to employees and $0.3 million relates to the acceleration of options associated with the resignation of several board members.

Net legal settlements and related expenses

Net legal settlements and related expenses were $7.3 million in 2002. Net legal settlements and related expenses in 2002 consisted of approximately $3.3 million attributable to the settlement of the shareholder class action lawsuit and $4.0 million for a shareholder lawsuit relating to the acquisition of our Conferencing & Collaboration business segment.

Interest expense

Interest expense from continuing operations was $4.7 million, $9.6 million and $11.5 million in 2004, 2003 and 2002, respectively. Interest expense decreased in 2004 as a result of the conversion of our 2008 convertible notes. See “—Liquidity and Capital Resources.” This decrease in interest expense was offset in part by average outstanding borrowings of $35.9 million on our credit facility which carries a variable interest rate tied to LIBOR plus a pre-determined margin or the prime lending rate. Interest expense decreased in 2003 as a result of the repurchase and redemption of $157.5 million of our 2004 convertible notes and $4.1 million of term loans offset by the interest expense associated with our 2008 convertible notes issued in August 2003. For a description of our convertible notes, see “—Liquidity and capital resources.”

Interest income

Interest income was $0.6 million, $0.9 million and $1.5 million in 2004, 2003 and 2002, respectively. The decrease in interest income in 2004 was the result of maintaining lower average cash and cash equivalents and using that excess capital to fund acquisitions or invest in our infrastructure. Average cash and cash equivalents were $20.6 million in 2004, $35.1 million in 2003 and $54.5 million in 2002. The decrease in interest income in 2003 was the result of a decrease in cash and cash equivalents of $44.8 million as a result of our repurchase and/or redemption of the 2004 convertible notes and the pay-off of several employee loans during 2003.

Debt conversion costs

In May 2004, we called for early redemption of our 2008 convertible notes shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert these notes into our common stock prior to the redemption date. All holders received accrued and unpaid interest and the interest make-whole amount. We funded the interest make-whole cash payment from our line of credit. $17.0 million of debt conversion costs, comprised of $16.3 million of interest make-whole payment and $0.7 million of deferred financing costs, related to the refinancing of our previous $60.0 million credit facility with our June 2004 $120.0 million line of credit. For a discussion of our line of credit, see “—Liquidity and capital resources—Capital resources.”

(Loss) gain on sale of marketable securities

(Loss) gain on marketable securities was $(16,000), $1.6 million and $0.9 million in 2004, 2003 and 2002, respectively. During 2004, we bought and sold securities of various companies in the same industry as Data Communications and Conferencing & Collaboration for aggregate proceeds less commission of $1.8 million and realized losses of approximately $16,000. During 2003, we sold all of our remaining shares of our investment in WebMD Corporation for aggregate proceeds less commissions of $0.8 million and realized gains of approximately $0.6 million. In addition, we sold all of our investment in EasyLink common stock for aggregate proceeds less commissions of $2.1 million and realized gains of approximately $1.0 million. During 2002, we sold 133,857 shares of our investment in WebMD for aggregate proceeds less commissions of approximately $1.0 million and realized gains of approximately $0.9 million.

Gain on prepayment of note receivable

In October 2003, we paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock, as well as costs associated with the investment. The warrant was recorded at its fair market value under the Black-Scholes method. We modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in June 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, we were entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. During the fourth quarter of 2004, EasyLink re-financed our note receivable with funding from a third party and pre-paid the remaining outstanding amounts due of approximately $8.5 million. Accordingly, we recorded a pre-payment gain of approximately $8.5 million because we did not have any remaining carrying value recorded. Prior to the pre-payment of this note receivable, management determined that we were not able to reasonable estimate the future cash payments to be received on the EasyLink note due to the financial condition of EasyLink. The EasyLink note was accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

Gain on repurchase of bonds

Our board of directors authorized our management to repurchase or redeem our 2004 convertible notes in the open market or in privately negotiated transactions, at management’s discretion. During 2003, we used existing cash, borrowings on our line of credit and the net proceeds from our 2008 convertible notes offering to repurchase or redeem approximately $157.5 million in face value of the 2004 convertible notes, resulting in a gain of approximately $41,000. See “—Capital resources.”

Other, net

Other, net was $2.4 million, $0.1 million and $(8,000) in 2004, 2003 and 2002, respectively. We have recorded gains of $2.0 million for the year ended December 31, 2004 as a result of the quarterly EasyLink payment received, as discussed above, in excess of the original estimated carrying value of the note receivable of $1.9 million. The residual increase of approximately $0.4 million in 2004 was the result of the acceptance of early payment of the remaining deferred purchase price owed to C&W’s successor in interest, SAVVIS, Inc., at a discount resulting in a gain.

Effective income tax rate

In 2004, 2003 and 2002, our effective income tax rate varied from the statutory rate, primarily as a result of non-deductible asset impairments associated with acquisitions that have been accounted for under the purchase method of accounting and changes in calculating valuation allowances and estimates. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. During 2003 and 2004, we reviewed our provision for uncertain tax matters associated with our former PTEK Ventures operating segment. The results of our review indicated it was appropriate to reduce certain provisions by approximately $3.3 million and $9.0 million for the years ended December 31, 2004 and 2003, respectively. We do not expect any future adjustments for uncertain tax matters associated with our former PTEK Ventures operating segment. In addition, during 2003, we utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. During the year ending December 31, 2002, we realized tax benefits of approximately $5.6 million that consisted of approximately $3.4 million related to foreign taxes and approximately $2.2 million related to revised estimates of deferred tax asset and liability values.

Without this tax benefit, income from continuing operations for the years ended December 31, 2004 and 2003 would have been $37.4 million and $17.9 million, respectively. Net income for the years ended December 31, 2004 and 2003 would have been $38.6 million and $16.9 million, respectively. Basic income per share from continuing operations for the years ended December 31, 2004 and 2003 would have been $0.59 and $0.33, respectively. Diluted income per share from continuing operations would have been $0.54 and $0.31 for the years ended December 31, 2004 and 2003, respectively. Basic net income per share for the years ended December 31, 2004 and 2003 would have been $0.60 and $0.31, respectively. Diluted net income per share would have been $0.56 and $0.29 for the years ended December 31, 2004 and 2003, respectively.

We believe we are appropriately accrued for income taxes. If we are required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust our tax accounts which could materially impact our financial condition and results of operations.

Discontinued operations

Consistent with our focus on increasing our market leadership, we retained a financial advisor to assist in evaluating strategic alternatives for portions of our business during 2001. As a result of that evaluation, we decided to pursue the separation of Voicecom from our consolidated group. On March 26, 2002, we sold substantially all the assets of Voicecom to an affiliate of Gores Technology Group for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain Voicecom liabilities. In accordance with SFAS No. 144, the transaction was accounted for as a discontinued operation in the first quarter of 2002. The Voicecom discontinued operations included the loss from operations through the closing date and the loss on disposal.

During 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. This change in estimate is attributable to certain sublease arrangements that we entered into with regard to former Voicecom facilities and, as a result, we recorded a gain on discontinued operations of $1.2 million, net of taxes.

During 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital, a former franchisee of the Voicecom business segment. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million has been included in the discontinued operations line item in the income statement. See Note 18— “Commitments and Contingencies” to the consolidated financial statements.

During 2002, we assessed the Voicecom liabilities that were retained at the time of the sale and determined, based upon the activity in these accounts and the passage of time, that certain of these liabilities were no longer required. Thus, an adjustment was made to these estimates reducing the loss on discontinued operations of approximately $2.9 million, net of taxes.

Acquisitions

We acquire companies that increase our market share and bring us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Conferencing & Collaboration

In November 2004, Conferencing & Collaboration acquired the outstanding stock ofCCS, a U.S.-based provider of audio and Web-conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-complete and customer lists. The residual $11.7 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS 142).

In September 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Connect-us, a U.S.-based provider of audio and Web-conferencing services. We paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.2 million has been allocated to acquired fixed assets, $0.6 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $6.0 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne, a U.S.-based provider of audio and Web-conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $3.1 million has been allocated to acquired fixed assets and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $13.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In April 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of RCI, a U.S.-based provider of audio and Web-conferencing services and broadcast messaging services. We paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.6 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.7 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In July 2003, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Affinity Conferencing, a reseller of our conferencing and collaboration services. We were required to pay a minimum of approximately $0.3 million up to a maximum of approximately $0.5 million in cash purchase price over a one-year earn-out period based on the achievement of specified revenue targets. In July 2004, the earn-out targets were achieved, and the purchase price was adjusted $0.2 million in accordance with SFAS No. 141. We funded the purchase through existing working capital.

Data Communications

In November 2004, Data Communications acquired the outstanding stock of I-Media and its affiliates, a facsimile and e-mail messaging service provider in France and Spain. We paid approximately $24.0 million in cash at closing and $1.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $5.9 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $2.9 million has been allocated to severance and certain other acquisition liabilities, $0.5 million has been allocated to a non-compete agreement which is being amortized over a one-year period and $4.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.4 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer lists. The residual $18.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and will pay an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141 and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, approximately $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In February 2004, Data Communications acquired substantially all of the assets and assumed certain liabilities of Adval and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider, for a total purchase price of $1.5 million. We paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through existing working capital. We followed SFAS No. 141 and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, and $1.1 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

In September 2003, Data Communications entered into an asset purchase agreement with Captaris and its wholly-owned subsidiary MediaTel, whereby we purchased substantially all of the assets and assumed certain liabilities of MediaLinq, an outsource division of Captaris operated by MediaTel. The aggregate purchase price for MediaLinq was approximately $16.0 million, including $15.4 million paid at closing, subject to a post-closing net working capital adjustment, and approximately $0.6 million is estimated transaction fees and closing costs. We funded the purchase through our existing working capital. We followed SFAS No. 141 and approximately $2.5 million was allocated to acquired working capital and $2.1 million was allocated to acquired fixed assets. The remaining balance was allocated to developed technology of approximately $1.8 million and customer lists of approximately $9.2 million, both of which have an estimated useful life of five years.

In April 2003, Data Communications and its local subsidiary acquired substantially all of the assets and assumed certain liabilities of Linkata, a Canadian company. We will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price at the end of a three-year earn-out period based on the achievement of specified revenue targets. We funded the initial purchase price through existing working capital. The earn-out targets for 2004 were not achieved. If any future earn-out targets are achieved, the purchase price will be adjusted in accordance with SFAS No. 141.

In January 2003, Data Communications acquired substantially all of the assets and assumed certain liabilities related to the U.S.-based e-mail and facsimile messaging business of C&W for a total purchase price of $11.4 million. We paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and were scheduled to pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which was secured by a letter of credit issued under our credit facility. In September 2004, C&W’s successor in interest, SAVVIS, accepted early payment of the remaining acquisition payable owed at a discount, resulting in a gain which we recorded in our third quarter of 2004 of approximately $0.4 million. The letter of credit was terminated and we were released from any further obligation for the deferred purchase price. We funded the purchase through existing working capital.

Liquidity and capital resources

As of December 31 2004, we had $25.9 million in cash and cash equivalents compared to $23.9 million at December 31, 2003. Cash balances residing outside of the U.S. at December 31, 2004 were $18.8 million compared to $19.3 million at December 31, 2003. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. Net working capital at December 31, 2004 was $27.1 million compared to $8.6 million at December 31, 2003. At December 31, 2004, we had $51.3 million of unused credit available under our line of credit.

Cash provided by operating activities

Consolidated operating cash flows from continuing operations were $82.5 million, $59.8 million and $37.2 million in 2004, 2003 and 2002, respectively. Consolidated operating cash flows from continuing operations increased $22.7 million in 2004 from 2003 and $22.6 million in 2003 from 2002. In 2004, net income from continuing operations, adjusted for the non-cash items of depreciation, amortization and loss on sale of marketable securities, generated cash of $76.0 million. Working capital changes increased in 2004 to $7.9 million. This change was attributable to growth in our receivables due to revenue growth and acquisitions and reductions in payables associated with the settlement of various disputed payables and our initiative to reduce days payables outstanding. Additional items affecting cash provided by operating activities were payments of various state and international income taxes, payments for previous year’s restructuring activities and payments for obligations resulting from the discontinuance of our Voicecom business segment. In 2003, net income from continuing operations, adjusted for the non-cash items of depreciation, amortization and gain on sale of marketable securities, generated cash of $55.6 million. Working capital changes decreased from $16.5 million in 2002 to $3.4 million in 2003. This change was attributable to reductions in payables associated with the settlement of various disputed payables. Additional items effecting cash provided by operating activities were payments of various state and international income taxes, payments for previous year’s restructuring activities and payments for obligations resulting from the discontinuance of our Voicecom business segment. In 2002, net income from continuing operations, adjusted for the non-cash items of depreciation, amortization and gain on sale of marketable securities, generated cash of $45.9 million.

Cash used in investing activities

Consolidated investing activities from continuing operations used cash of approximately $111.1 million, $41.9 million and $6.2 million in 2004, 2003 and 2002, respectively. Cash used in 2004 was primarily associated with $1.9 million paid for the Adval acquisition, $21.0 million paid for the RCI acquisition, $5.0 million paid for the Unimontis acquisition, $21.5 million paid for the ClearOne acquisition, $9.0 million paid for the Connect-us acquisition, $13.3 million paid for the CCS acquisition, $21.8 million paid for the I-media acquisition and $2.7 million paid for the early payment of the deferred purchase price obligation for C&W. Additionally, we paid $24.8 million in capital expenditures and received $11.7 million from EasyLink related to their note receivable refinancing. Cash used in 2003 was primarily associated with the $7.0 million paid in the C&W acquisition, $15.3 million paid in the MediaLinq acquisition, payments for two smaller acquisitions exceeding payments for prior year acquisitions by $0.2 million, an increase in capital expenditures of $4.7 million and the purchase of marketable securities of $1.6 million. These uses were offset slightly by the incremental proceeds from the sale of marketable securities of $1.9 million over 2002. Also included in the use of cash from investing activities was $1.4 million composed of the $2.2 million in cash paid to AT&T and in outside legal fees related to the EasyLink note, net of $0.8 million in proceeds received from EasyLink.

Cash provided by (used in) financing activities

Consolidated financing activities provided or (used) cash of approximately $30.5 million, $(62.6) million, and $(5.9) million in 2004, 2003 and 2002, respectively. Cash provided by financing activities during 2004 was the result of net borrowings on our credit facility of $63.0 million to fund our acquisition activity, $11.6 million received from stock option exercises, offset in part by the redemption of the remaining outstanding balance on our 2004 convertible notes of $15.0 million, the interest make-whole payment associated with the early conversion of our 2008 convertible notes of $16.3 million and treasury stock purchases of $12.8 million. The increase in cash used of $(56.7) million from 2002 to 2003 is primarily the result of the repurchase and redemption of $157.5 million of our 2004 convertible notes and incremental debt payments for equipment loans and capital leases of $7.0 million in 2003. These uses were offset by the $82.7 million in proceeds from the issuance of our 2008 convertible notes, the net borrowings on our line of credit of $5.0 million, the incremental proceeds from stock option exercises of $15.0 million and a $5.1 million decrease in the amount of treasury stock purchased in 2003 as compared to 2002.

Off-balance sheet arrangements

As of December 31, 2004, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

At December 31, 2004, we had the following contractual obligations. We are primarily obligated under operating leases for network facilities and office space, outstanding balances, LIBOR interest and commitment fees under our line of credit, remaining cash payments on current and prior year acquisitions and telecommunications service contractual minimum purchase agreements.

The following table displays contractual obligations as of December 31, 2004 (in thousands):

	Total Amounts Committed	Payments due by period Years ended December 31,
Contractual obligation		2005	2006	2007	2008	2009	There- After
Operating leases	$48,174	$11,192	$9,382	$6,624	$5,217	$4,236	$11,523
Current borrowings on line of credit	68,000	—	—	68,000	—	—	—
LOC commitment fees	862	198	479	185	—	—	—
Restructuring costs	4,790	1,071	379	374	374	374	2,218
Telecommunications service agreements	15,452	9,842	3,525	1,035	840	210	—
Acquisitions	1,410	323	470	198	206	213	—
Capital leases	184	36	37	38	39	34	—
Voicecom lease liability	2,054	1,065	572	417	—	—	—
Other long-term liabilities	299	—	299	—	—	—	—

	$141,225	$23,727	$15,143	$76,871	$6,676	$5,067	$13,741

State sales taxes

We recorded provisions for certain state sales tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5. “Accounting for Contingencies,” (SFAS No. 5). Historically, we have not assessed to our Conferencing & Collaboration customers these sales taxes or remitted those sales taxes to various state jurisdictions. As of December 31, 2004 and 2003, we had approximately $5.7 million and $4.9 million, respectively, accrued for this potential exposure comprised of sales taxes, penalties and interest. This amount is classified as Accrued Taxes on the face of the consolidated balance sheet. We believe we are appropriately accrued for this potential exposure. In the event that actual results differ from these estimates, we may need to adjust sales tax accounts which could materially impact our financial condition and results of operations.

Income taxes

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5. As of December 31, 2004, we had approximately $4.0 million accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as Income Taxes Payable on the face of the consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2004 is $0.2 million.

In June, 2004, we entered into a three-year, senior secured revolving credit facility with Bank of America, N.A. as agent. The credit agreement provides for borrowings up to $120.0 million and is subject to customary covenants for secured credit facilities of this nature. This line of credit replaces our previous $60.0 million credit facility with LaSalle Bank. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. At December 31, 2004, we believe that we were in compliance with all covenants under our line of credit. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit at our option, the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2004, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5%. At December 31, 2004, our interest rate on LIBOR loans was 3.9%. As of December 31, 2004, we had approximately $68.0 million of borrowings outstanding and $0.7 million in letters of credit outstanding under our line of credit.

In May 2004, we exercised our right to redeem our 2008 convertible notes in whole shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert their notes into our common stock in advance of the redemption date in lieu of accepting the cash redemption price. All holders received accrued and unpaid interest and the interest make-whole amount. The interest make-whole amount that we paid in cash was funded from our line of credit.

In July 1997, we issued convertible subordinated notes of $172.5 million that matured on July 1, 2004 and bore interest at 5 3/4%. Our 2004 convertible notes were convertible at the option of the holder into our common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. On July 1, 2004, we paid the principal obligation due of $15.0 million with the use of our previous line of credit.

At December 31, 2004, we had no other indebtedness outstanding except for the borrowings under our line of credit and a capital lease obligation for network equipment at Data Communications.

Liquidity

As of December 31, 2004, we had $25.9 million of cash and cash equivalents. We generated positive operating cash flows from each of our operating segments for the year ended December 31, 2004. Each business segment had sufficient cash flows from operations to service existing debt obligations, corporate office expenses and to fund capital expenditure requirements, which are historically 4% to 6% of annual consolidated revenues, and research and development costs for new services and enhancements to existing services, which are historically 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs, corporate expenses and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We obtained our line of credit in June 2004, the proceeds of which were initially used to repay the unpaid balance of our 2004 convertible notes that were due on July 1, 2004 and the interest make-whole payment on our 2008 convertible notes converted in June 2004. We have subsequently drawn on our line of credit in order to fund certain acquisitions. In February 2005, we amended our credit facility to provide for a four-year, $180.0 million revolving line of credit. We intend to fund the approximately $41 million, net of working capital, purchase price of our pending acquisition of the conferencing services business of Citizens Communications with our credit facility. See —“Subsequent Events.” At December 31, 2004, we had $51.3 million of undrawn available credit on our line of credit.

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

Critical Accounting Policies

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” are based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the U.S The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, investments, restructuring costs and legal contingencies.

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

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements.

Revenue recognition. We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist of fixed monthly fees and usage fees generally based on per minute or transaction rates. Unbilled revenue consists of earned but unbilled revenue which results from the weekly billing cycle that was implemented at the Conferencing & Collaboration business segment during the third quarter of 2002. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A and 101B.

Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for uncollectible accounts receivable. Prior to the recognition of revenue, we make a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $72.1 million and $57.8 million, net of allowance for uncollectible accounts receivable of $5.7 million and $4.5 million, as of December 31, 2004 and 2003, respectively.

If the financial condition of our customers were to deteriorate, resulting in an impairment to their ability to make payments, additional allowances may be required.

Goodwill and other intangible assets. Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets acquired and liabilities assumed. We evaluate acquired businesses for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

•	Significant decrease in the market value of an asset

•	Significant adverse change in physical condition or manner of use of an asset

•	Significant adverse change in legal factors or negative industry or economic trends

•	A current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long lived asset

•	Significant decline in our stock price for a sustained period

•	An expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life

In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, we ceased to amortize approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Reviews were completed in 2004, 2003 and 2002 and no impairment was identified. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the estimated future cash flows compared to the carrying value of the long-lived asset. See— “Asset impairments” for a discussion of impairments recorded during 2002. Net intangible assets, long-lived assets and goodwill amounted to $232.7 million and $147.6 million as of December 31, 2004 and 2003, respectively.

Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses is impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income taxes. As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increases this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2004 and 2003 was $21.1 million and $31.5 million, net of a valuation allowance of $7.1 million and $10.4 million, respectively. We have recorded the valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which it operates and the period over which the deferred tax assets will be recoverable.

In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations.

We also record a provision for certain asserted international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. Management believes it has appropriately accrued for tax exposures. If we are required to pay an amount less than or exceeding its provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust tax accounts which could materially impact its financial condition and results of operations.

Investments. We have investments in equity securities of companies with readily determinable fair values accounted for in accordance with Financial Accounting Standards Board (FASB) SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and re-evaluation of such designation as of each balance sheet date. Total investments, in the form of marketable securities available for sale, as of December 31, 2004 and 2003 were $0.6 million.

Restructuring costs. The restructuring accruals are based on certain estimates and judgments related to contractual obligations and related costs. The restructuring accruals related to contractual lease obligations could be materially affected by factors such as our ability to secure sublessees, the creditworthiness of sublessees and the success at negotiating early termination agreements with lessors.

In the event that actual results differ from these estimates, we may need to establish additional restructuring accruals or reverse accrual amounts accordingly.

Legal contingencies. We are currently involved in certain legal proceedings as disclosed in Item 3. “Legal Proceedings,” of this report. Management has accrued an estimate of the probable costs for the resolution of these claims. This estimate has been developed in consultation with outside counsel handling these matters and is based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our estimates are subject to change and we adjust the financial impact in the period in which they are resolved. See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by generally accepted accounting principles.

New Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005; it is expected that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS No. 123R; as of December 31, 2004, we have approximately 2.1 million granted stock options and 0.5 million granted restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the black-sholes method and the binomial method. We are currently assessing the impact on our 2005 earnings using the two acceptable methods of valuing these options, and the ability to discount the fair value of unvested restricted shares.

In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS 109, “Accounting for Income Taxes,” with regard to the tax deduction on qualified production activities provision within H.R. 4520 The American Jobs Creation Act of 2004 (Act) that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. The Act contains numerous provisions related to corporate and international taxation. In FSP 109-2, the Financial Accounting Standards Board acknowledged that, due to the proximity of the Act’s enactment date to many companies’ year-ends and the fact that numerous provisions within the Act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of the Act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS No. 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under the Act’s provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of the Act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in the Act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have any effect on our consolidated financial position or results of operations.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46 is an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements,” and addresses consolidation by business enterprises of variable interest entities (VIEs) that possess certain characteristics. The revision clarifies the definition in the original release than potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for us in the first quarter of fiscal 2004. We have not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our results of operations or financial position as we did not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2004.

Subsequent Events

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, increases our existing $120 million line and will be available for working capital and expansion opportunities.

In February and March 2005, we repurchased an aggregate of 635,000 shares of our common stock in open market transactions under our stock repurchase program for approximately $6.5 million.

In February 2005, we announced that Conferencing & Collaboration signed a definitive agreement to acquire the conferencing services business of Citizens Communications, for approximately $41 million, net of working capital. This acquisition is expected to close late in the first quarter of 2005, and we plan to fund the purchase with our credit facility.

Risk Factors Affecting Future Performance

Risks Relating to Our Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors that may make it difficult to maintain or increase our market share and revenues.

The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which each of our business units compete, see the section entitled “Business – Competition.” Many of our current and potential competitors, such as major telecommunications service providers, have longer operating histories, greater name recognition, more robust product offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings and new competitors are likely to enter our markets. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings. For example, West Corp. acquired InterCall and ConferenceCall.com and Microsoft Corp., acquired PlaceWare, Inc. and integrated PlaceWare’s services into Microsoft Office System. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

Technological changes and the development of alternatives to our services may cause us to lose customers and market share and may hinder our ability to maintain or grow our revenues.

The market for our services is characterized by rapid technological change, frequent new service introductions and evolving industry standards. We expect new services, and enhancements to existing services, to be developed and introduced that will compete with our services. Technological advances may result in the development and commercial availability of alternatives to or new methods of delivering, our services and pricing options that could be more attractive to our customers. These developments could cause our existing services to become obsolete, result in significant pricing pressure on our services or allow our existing and potential customers to meet their own business communications needs without using our services. For example, if customers more rapidly adopt IP-based conferencing services or IP-based PBX systems, our results of operations could be adversely affected. We do not typically have long-term contractual agreements with our customers, and any of these developments could result in significant customer loss.

We must continually introduce new services in response to technological changes, evolving industry standards and customer demands for enhancements to our existing services. For example, in response to evolving industry standards, we recently released DocuManager in Europe and Asia Pacific and smsREACH in North America and enhancements to our existing services with the launch of ReadyConference Plus 2.0, but these services may not be as successful as those of our competitors. We will not be able to gain market share and increase our revenues if we are unable to develop new services, or if we experience delays in the introduction of new services. Our ability to successfully develop and market new services and enhancements that respond to technological changes, evolving industry standards or customer demands, is dependent on our ability to:

•	foresee changes in industry standards

•	anticipate and apply advances in technologies

•	enhance our software, applications, equipment, systems and networks

•	attract and retain qualified and creative technical personnel

We are subject to pricing pressures for our services which could cause us to lose market share and decrease revenues and profitability.

We compete for customers based on several factors, including price. A decrease in the rates charged for services by our competitors could cause us to reduce the rates we charge for our services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, in 2004 and 2003, increased competition and decreased demand for Data Communications’ traditional store and forward fax business resulted in a decrease in Data Communications revenue. In some cases, our competitors may offer their services at reduced rates or for free on a trial basis in order to win customers. In addition, telecommunications service providers own the underlying telecommunications network and can offer services similar to ours at reduced rates as a result of these reduced telecommunications costs. Further, if we reduce our rates and our costs of providing our services do not decrease proportionately, or if they increase, this could have a material adverse effect on our results of operations.

Risks Relating to Our Business

Our future success depends on market acceptance of our new services.

Market acceptance of our new services often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, we recently released DocuManager in Europe and Asia Pacific and smsREACH in North America and intend to launch our SIP-based and prepaid conferencing services in the second quarter of 2005. A decline in the demand for, or the failure to achieve broad market acceptance of, our new services could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new services will depend on several factors, including:

•	ease of use

•	price

•	reliability

•	accessibility to our services

•	quality of service

•	system security

•	product functionality

•	the effectiveness of our strategic marketing and sales efforts and distribution relationships

If we do not meet these challenges, our new services may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these services.

If we cannot successfully integrate new technologies, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

We continuously integrate new technologies, service offerings and systems. We have experienced and may continue to experience difficulty integrating new technologies into our networks. For example, we have experienced delays in our testing of our SIP-based conferencing service that we intend to launch in the second quarter of 2005. These delays resulted from our underlying carrier’s inability to properly support this service in the time periods we initially anticipated. In addition, we have experienced system integration issues in connection with some of our acquisitions which resulted in higher than normal telecommunications costs for certain periods of time. If we cannot successfully integrate new technologies, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

Concerns regarding security of transactions and transmitting confidential information over the Internet and public networks may have an adverse impact on the use of our Web-enabled services.

We must securely receive and transmit confidential information for our customers over the Internet and public networks. Concerns regarding the security of confidential information transmitted over the Internet and public networks may prevent customers from using our Web-based services. Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruption in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments in efforts to protect against and remedy these types of security breaches. Additionally, as electronic commerce becomes more widespread, our customers will become more concerned about security. If we are unable to adequately address these concerns, our business and results of operations could suffer.

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

If we fail to increase our network capacity to meet customer demands, the quality of our service offerings may suffer.

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

Downtime in our network infrastructure could result in the loss of significant customers and revenues.

We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time and we may experience downtime in the future. We have implemented changes to prevent this in the future, however, these types of service interruptions could result in the loss of significant customers, which could cause us to lose revenues. We take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded back-up hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. We also maintain business interruption insurance providing for aggregate coverage of approximately $80.6 million per policy year. However, we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

Interruption in third party services that we use could result in service delays and disruptions and a loss of significant customers and revenues.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications and Web-based services on favorable terms from long distance telecommunications service providers, local exchange carriers and Internet service providers. We do not own a transmission network. As a result, we depend on a variety of third party providers for long-distance telecommunications services, call origination and termination local transmission and Internet access. We have experienced delays and disruptions in our services in the past due to service interruptions from these providers. For example, we have experienced interruptions in service as a result of our underlying carriers’ network outages and as a result of increased traffic volumes. Any interruptions in the delivery of our services could result in a loss of significant customers and revenues.

If we cannot increase revenues from existing or new Conferencing & Collaboration customers to make up for lost revenues from one of our historically largest customers, our financial performance may be negatively impacted.

One of Conferencing and Collaboration’s customers, IBM, historically accounted for a significant amount of our revenues. Of our consolidated revenues from continuing operations, sales to IBM accounted for approximately 12% in 2002, 11% in 2003 and 11% in 2004. Of Conferencing and Collaboration segment revenue from continuing operations, sales to IBM accounted for approximately 29% in 2002, 27% in 2003 and 24% in 2004. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2005. If we are unable to increase revenues from other existing and new Conferencing & Collaboration customers or retain IBM as a customer at the levels currently forecasted, the decrease in IBM revenues going forward could result in a material adverse effect on our business, financial condition and results of operations.

Our inability to efficiently utilize or re-negotiate minimum purchase requirements in our long distance telecommunications supply agreements could decrease our profitability.

Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements through 2009. In addition, certain circuits that we purchase are subject to term requirements, including penalties for early termination of such circuits. The total amount of the minimum purchase requirements in 2004 was approximately $9.2 million, and we incurred telecommunications costs in excess of these minimums. It is possible that other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Further, we can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under these agreements. If we are unable to obtain telecommunications services on favorable terms, or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may harm our financial condition and results of operations.

We have incurred a substantial amount of indebtedness under our credit facility. As of December 31, 2004, we had approximately $68.7 million of outstanding debt under our credit facility, with approximately $68.0 million in borrowings and $0.7 million in letters of credit outstanding. In addition, we anticipate borrowing additional funds from our credit facility to fund the approximately $41 million, net of working capital purchase price for our pending acquisition of the conferencing services division of Citizens. In February 2005, we increased our line of credit from $120.0 million to $180.0 million. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flow from operations will be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure

•	depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited

At the maturity of our credit facility or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. However, it is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to meet our debt service obligations.

We conduct substantially all of our business through our subsidiaries. Our ability to pay amounts due under our indebtedness in the future will be dependent upon the ability of our subsidiaries to make cash distributions of earnings, loans or other payments to us based on their earnings and cash flows. The ability of our subsidiaries to make these distributions is and will continue to be restricted by, among other limitations, applicable provisions of governing law and contractual provisions. Our subsidiaries may not have sufficient funds or may not be able to distribute sufficient funds to us to enable us to service or repay such indebtedness.

Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods.

We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. With the adoption of SFAS No. 142, we ceased amortizing approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. The review in 2002 resulted in an impairment of certain other intangible assets at Data Communications of approximately $3.2 million. Subsequent reviews could result in impairment write-downs to goodwill and/or other intangible assets. As of December 31, 2004, we had $192.1 million of goodwill and $40.6 million of other intangible assets reflected on our financial statements for which amortization will continue.

We may be subject to assessment of income, state sales and other taxes for which we have not accrued.

We may have to pay past international and state income, state sales or other taxes that we have not accrued for. As of December 31, 2004, we had approximately $4.0 million and $5.7 million accrued for potential exposure for asserted international and state income taxes and for state sales taxes, respectively, including penalties and interest. If international or state taxing authorities assess taxes, penalties and interest in amounts greater than our current accruals, our financial results would be adversely impacted. We do not currently assess or collect sales taxes on sales of our services to our Conferencing & Collaboration customers. Some states may claim that some of our Conferencing & Collaboration services are subject to sales taxes. If these taxing authorities were to require us to pay sales or other taxes on the past sales of these services, we may have to pay these taxes out of our own funds because we may not be able to go back to our customers to collect these taxes. Subjecting our services to any such taxes would increase our operating costs and could have a material adverse affect on our financial results.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter our operating results may fail to meet the expectations of public market analysts and investors. In this event, the market price of our common stock will likely decline.

Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

•	fluctuations in operating expenses

•	increased competition and pricing pressure

•	the reliability and performance of our services

•	the timing of new service announcements

•	market acceptance of new and enhanced versions of our services

•	changes in legislation and regulations that may affect the competitive environment for our services

•	general economic and seasonal factors

Our pending shareholder litigation could be costly, time consuming and a diversion to management and, if adversely determined, could result in substantial liabilities.

Regardless of the ultimate outcome of our pending shareholder litigation, this matter could be costly, time consuming and a diversion to management and other resources. If the outcome of this matter is adverse to us, it could result in substantial damages. For a description of this shareholder litigation, please see Part I, Item 3. “Legal Proceedings” of this annual report on Form 10-K.

The performance of our business depends on attracting and retaining qualified key personnel.

Our performance depends on attracting and retaining key personnel, including executive, sales and marketing personnel and customer support, product development and other technical personnel. Failure to do so could have a material adverse effect on the performance of our business and the results of our operations.

Our articles and bylaws and Georgia corporate law may inhibit a takeover which may not be in the interests of our shareholders.

There are several provisions in our articles and bylaws and under Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. Our articles also divide our board into three classes, as nearly equal in size as possible, with staggered three-year terms. The classification of the board could make it more difficult for a third party to acquire control of us because our shareholders elect only one-third of the members of the board each year. We are also subject to provisions of the Georgia corporate law that relate to business combinations with interested shareholders, which can serve to inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our articles permit our board to consider the interests of various constituencies, including employees, customers, suppliers and creditors, communities in which we maintain offices or operations and other factors which they deem pertinent, in carrying out and discharging their duties and responsibilities and in determining what is believed to be in our best interests.

Risks Related to Acquisitions

We face risks in connection with completed or potential acquisitions.

Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	difficulties in the assimilation of the operations, services and personnel of the acquired company

•	diversion of our management’s attention from other business concerns

•	assumption of known and unknown liabilities

•	adverse financial impact from the amortization of expenses related to goodwill and other intangible assets

•	entry into markets in which we have little or no direct prior experience

•	potentially dilutive issuances of equity securities

For example, we experienced some additional development costs for the implementation of NMS ports from the I-Media acquisition. We are currently integrating the operations of I-Media and are in the process of completing the integration of MediaLinq’s operations with Data Communications’ operations. In addition, upon the closing of our pending acquisition of Citizens conferencing services division, we will need to focus our efforts on the integration of that division’s operations with Conferencing & Collaboration’s operations. If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect out financial results.

Risks Related to Intellectual Property

We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs.

We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology, brand and marks. These laws and contractual provisions provide only limited protection of our proprietary rights and technology. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop similar or competitive technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S

If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, they could result in substantial costs.

Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have been and expect to continue to be subject to third party claims that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. If these types of claims are brought, we ultimately may not prevail and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claim, whether with or without merit, could:

•	be time consuming and a diversion to management

•	result in costly litigation

•	cause delays in introducing new services or enhancements

•	result in costly royalty or licensing agreements

We have received letters from Ronald A. Katz Technology Licensing, L.P., informing us of the existence of its respective patents and the potential applicability of those patents on our services. We are currently considering this matter. In addition, certain of our former Voicecom customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against such customers. We do not believe that we have an obligation to indemnify such customers. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation as a result of any of these claims, and any adverse outcome could have a material effect on our business, financial condition and results of operations.

Risks Related to Government Regulation

Recent regulatory changes may discourage certain customers from using some of our Data Communications services and could adversely impact our results of operations.

Recent legislative and regulatory changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation to curb unsolicited commercial e-mail, or “spam,” and additional restrictions on telemarketing and advertising via facsimile. These changes include the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The Telephone Consumer Protection Act of 1991 and associated rules promulgated by the FCC prohibit the sending of unsolicited advertisements via facsimiles, and proscribe certain telemarketing practices. Other recent federal laws are being implemented by the FTC that also substantially regulate telemarketing. Compliance with the new legislation and regulations could have an adverse impact on the volume of facsimile, e-mail and voice messages sent utilizing Data Communications’ platforms. For example, the FCC has delayed the effective date for amendments to its rules requiring prior written consent and deleting the established business relationship exemption for unsolicited facsimile advertisements until June 30, 2005. If the FCC decides to retain these amendments to its rules that require prior written consent, it may discourage use by some of our Data Communications customers of our facsimile services and could adversely impact our Data Communications revenue. In addition, we could be subject to litigation concerning our compliance and our customers’ compliance with these laws and regulations, as well as governmental enforcement actions, regulatory fines and penalties.

Government regulations in the U.S. and internationally and the legal uncertainties related to the Internet and electronic communications may adversely affect the demand for our services and place financial burdens on our business related to compliance.

Our operations are, and may be, subject to laws and regulations in the U.S. and internationally regulating the unsolicited transmission of facsimile communications and e-mail and telemarketing laws and regulations. We monitor such laws and regulations, and our service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation, fines, losses or other penalties under such laws and regulations.

New laws and regulations directed specifically at electronic commerce and the Internet may be adopted at the federal, state and international levels. These laws and regulations may cover issues such as collection and use of data from Web sites, privacy, e-mail, network and information security, “spamming,” pricing, content, copyrights and other intellectual property, VoIP, changes in telecommunications regulations, online gambling and distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of our Web-enabled products and services and place additional financial burdens on our business in order to comply with new laws and regulations.

We may become subject to various government regulations applicable to traditional telecommunictions service providers, which could impair our ability to deliver our services and adversely impact our results of operations.

Our business is affected by regulatory decisions, trends and policies made by federal, state, local and international telecommunications regulatory agencies, including the FCC and state public service commissions. We do not believe that our services are subject to the same regulations as those applicable to traditional telecommunications service providers in the U.S. However, regulatory authorities may take a different position and may seek to regulate our services, or to impose requirements, including filing and fee requirements, applicable to providers of traditional telephone services upon our services. For example, we recently received letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding filing and remittance requirements applicable to traditional telephone companies. We use reasonable efforts to ensure that our operations comply with applicable regulatory requirements. However, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of such government authorities as providers of traditional telephone services, we could be temporarily prohibited from providing portions of our services, may have to restructure portions of our services, could become subject to ongoing reporting and compliance obligations or could be subject to fines, forfeitures or other penalties for noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse affect on our financial results.

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

Our ability to achieve future success will depend in part on the expansion of our international operations. There are difficulties and risks inherent in doing business on an international level that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

•	burdensome regulatory requirements and unexpected changes in these requirements

•	export restrictions and controls relating to technology

•	tariffs and other trade barriers

•	difficulties in staffing and managing international operations

•	longer payment cycles

•	problems in collecting accounts receivable

•	political and economic instability

•	fluctuations in currency exchange rates

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world

•	potentially adverse tax consequences

We could experience losses from fluctuations in currency exchange rates.

Because we conduct business outside the U.S., some of our expenses and revenues are derived in foreign currencies. In particular, a significant portion of our Data Communications business is conducted outside the U.S., and a significant portion of our revenues and expenses from that business are derived in foreign currencies. Accordingly, we could experience material losses due to fluctuations in foreign currencies. We have not experienced any material losses from fluctuations in currency exchange rates, but we could in the future. We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future.

FORWARD-LOOKING STATEMENTS

When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to compete based on price and against our existing and future competitors

•	Our ability to respond to rapid technological change and the development of alternatives to our services

•	Market acceptance of new services and enhancements to existing services

•	Costs or difficulties related to the integration of any new or acquired businesses and technologies

•	Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks

•	Our ability to increase our network capacity to meet customer demands

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services

•	Our ability to increase revenues from existing or new Conferencing and Collaboration customers to make up for lost revenues from one of our historically largest customers

•	Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements

•	Increased leverage may harm our financial condition and results of operations

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness

•	Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods

•	Assessment of income, state sales and other taxes for which we have not accrued

•	Our ability to attract and retain qualified key personnel

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims

•	Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets

•	Our ability to protect our proprietary technology and intellectual property rights

•	Legislative or regulatory changes, such as the FCC’s revisions to the rules interpreting the TCPA, may adversely affect our Data Communications business

•	Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers

•	Risks associated with expansion of our international operations and fluctuations in currency exchange rates

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected

•	Factors described under the caption “Risk Factors Affecting Future Performance” in this Form 10-K

•	Factors described from time to time in our press releases, reports and other filings made with the SEC

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this annual report on Form 10-K and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We take on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or the date of the statement, if a different date.

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

At December 31, 2004, we had borrowings of $68.0 million outstanding on our line of credit that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pretax earnings and cash flows by approximately $0.1 million based on the December 31, 2004 debt level.

Approximately 34.7% and 35.3% of our consolidated revenues from continuing operations and 36.1% and 36.2% of our operating expenses from continuing operations were transacted in foreign currencies in 2004 and 2003, respectively. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for 2004 and 2003 by approximately $15.6 million and $13.4 million, respectively, and operating expenses for 2004 and 2003 by approximately $12.2 million and $10.9 million, respectively. Historically, our principal exposure has been related to local currency sales, operating costs and expenses in Europe and Asia Pacific (principally the United Kingdom, Australia, Germany and Japan). We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at December 31, 2004.

Item 8. Financial Statements and Supplementary Data

PTEK Holdings, Inc. and Subsidiaries Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Premiere Global Services, Inc.

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the “Company” formerly PTEK Holdings, Inc.) as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2002 were audited by other auditors whose report, dated March 27, 2003, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Premiere Global Services, Inc.:

In our opinion, the accompanying consolidated statements of operations, of cash flows and shareholders’ equity for the year ended December 31, 2002 present fairly, in all material respects, the results of operations and cash flows of Premiere Global Services, Inc. (f/k/a PTEK Holdings, Inc.) and its subsidiaries for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Statement No. 142 on January 1, 2002.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia

March 27, 2003

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands, except share data)

	2004	2003
ASSETS
CURRENT ASSETS
Cash and equivalents	$25,882	$23,946
Marketable securities, available for sale	576	575
Accounts receivable (less allowances of $5,706 and $4,451, respectively)	72,055	57,760
Prepaid expenses and other current assets	5,148	6,348
Deferred income taxes, net	17,706	20,938

Total current assets	121,367	109,567

PROPERTY AND EQUIPMENT, NET	74,050	63,563

OTHER ASSETS
Goodwill	192,147	123,066
Intangibles, net of amortization	40,590	24,553
Deferred income taxes, net	3,461	10,521
Notes receivable - employees	—	1,808
Other assets	3,861	6,219

	$435,476	$339,297

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$37,337	$36,621
Income taxes payable	8,968	4,542
Accrued taxes	6,700	6,442
Accrued expenses	40,192	33,891
Current maturities of long-term debt and capital lease obligations	37	15,000
Accrued restructuring costs	1,071	4,445

Total current liabilities	94,305	100,941

LONG-TERM LIABILITIES
Convertible subordinated notes	—	85,000
Long-term debt and capital lease obligations	68,147	5,000
Accrued expenses	6,094	14,638

Total long-term liabilities	74,241	104,638

COMMITMENTS AND CONTINGENCIES (Note 18)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 71,301,577 and 57,289,895 shares issued and outstanding in 2004 and 2003, respectively	713	572
Unrealized gain (loss) on marketable securities, available for sale	6	(110)
Additional paid-in capital	694,284	602,452
Unearned restricted share compensation	(4,187)	(813)
Notes receivable, shareholder	(5,662)	(5,343)
Cumulative translation adjustment	2,429	(507)
Accumulated deficit	(420,653)	(462,533)

Total shareholders’ equity	266,930	133,718

	$435,476	$339,297

Accompanying notes are integral to these consolidated financial statements

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2004, 2003 and 2002

(in thousands, except share and per share data)

	2004	2003	2002
Revenues	$449,371	$381,280	$341,253

Operating Expenses
Cost of revenues (exclusive of depreciation shown separately below)	160,690	145,549	127,928
Selling and marketing	117,711	101,300	88,970
General and administrative	50,082	44,474	45,580
Research and development	10,970	8,569	7,236
Depreciation	26,372	23,575	21,526
Amortization	8,891	6,746	10,876
Restructuring costs	—	10,947	1,834
Asset impairments	—	—	3,202
Equity based compensation	3,261	2,921	1,871
Net legal settlements and related expenses	—	—	7,325

Total operating expenses	377,977	344,081	316,348

Operating Income	71,394	37,199	24,905

Other (Expense) Income
Interest expense	(4,687)	(9,603)	(11,510)
Interest income	633	874	1,482
Debt conversion costs	(17,027)	—	—
(Loss) gain on sale of marketable securities	(16)	1,600	930
Gain on prepayment of notes receivable	8,520	—	—
Gain on repurchase of bonds	—	41	—
Other, net	2,433	81	(8)

Total other (expense) income	(10,144)	(7,007)	(9,106)

Income From Continuing Operations Before Income Taxes	61,250	30,192	15,799
Income Tax Expense	20,565	3,279	1,376

Income from Continuing Operations	$40,685	$26,913	$14,423

Discontinued Operation:
Gain (loss) from operations of Voicecom (including loss on disposal of $10,343 in 2002)	1,956	(1,597)	(16,172)
Income tax expense (benefit)	761	(621)	(3,640)

Gain (loss) on discontinued operations	1,195	(976)	(12,532)

Net Income	$41,880	$25,937	$1,891

BASIC EARNINGS (LOSS):
Income from continuing operations	$40,685	$26,913	$14,423

Net income	$41,880	$25,937	$1,891

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	64,086	53,767	53,550

Basic earnings (loss) per share:
Continuing operations	$0.63	$0.50	$0.27
Discontinued operations	0.02	(0.02)	(0.23)

Net income	$0.65	$0.48	$0.04

DILUTED EARNINGS (LOSS):
Income from continuing operations	$42,071	$27,886	$14,423

Net income	$43,266	$26,910	$1,891

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,280	61,301	56,262

Diluted earnings (loss) per share:
Continuing operations	$0.58	$0.45	$0.26
Discontinued operations	0.02	(0.01)	(0.23)

Net income	$0.60	$0.44	$0.03

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable Shareholder	Treasury Stock	Accumulated Deficit	Unrealized Gain (Loss) on Marketable Securities	Unearned Restricted Share Compensation	Cumulative Translation Adjustment	Total Shareholders’ Equity
BALANCE, December 31, 2001	$569	$597,885	$(4,593)	$(15,494)	$(490,422)	$722	$(3,860)	$(5,775)	$79,032

Other comprehensive income:
Net income	—	—	—	—	1,891	—	—	—	1,891
Translation adjustments	—	—	—	—	—	—	—	2,965	2,965
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(446)	—	—	(446)

Other comprehensive income									4,410

Issuance of common stock:
Exercise of stock options	5	289	—	—	—	—	—	—	294
Treasury stock purchase	—	—	—	(6,618)	—	—	—	—	(6,618)
401(k) plan match	4	1,625	—	—	—	—	—	—	1,629
Employee stock purchase plan	4	904	—	—	—	—	—	—	908
Restricted stock issued	2	825	—	—	—	—	(95)	—	732
Stock issued for legal settlement	3	1,307	—	—	—	—	—	—	1,310
Restricted stock cancelled	(0)	(171)	—	—	—	—	171	—	—
Stock compensation in exchange for services	—	10	—	—	—	—	—	—	10
Stock compensation expense	—	—	—	—	—	—	1,871	—	1,871
Income tax benefit from exercise of stock options	—	1,209	—	—	—	—	—	—	1,209
Interest related to shareholder note receivable	—	—	(449)	—	—	—	—	—	(449)

BALANCE, December 31, 2002	$587	$603,883	$(5,042)	$(22,112)	$(488,531)	$276	$(1,913)	$(2,810)	$84,338

Other comprehensive income:
Net income	—	—	—	—	25,937	—	—	—	25,937
Translation adjustments	—	—	—	—	—	—	—	2,303	2,303
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	(386)	—	—	(386)

Other comprehensive income									27,854

Issuance of common stock:
Exercise of stock options	39	15,260	—	—	—	—	—	—	15,299
Issuance of Warrant	—	560	—	—	—	—	—	—	560
Treasury stock purchase	—	—	—	(627)	—	—	—	—	(627)
Retirement of treasury stock	(54)	(22,746)	—	22,739	61	—	—	—	—
Stock compensation expense – variable accounting	—	1,099	—	—	—	—	—	—	1,099
Stock compensation in exchange for services	—	866	—	—	—	—	—	—	866
Stock compensation expense – restricted shares	—	(145)	—	—	—	—	1,100	—	955
Income tax benefit from exercise of stock options	—	3,675	—	—	—	—	—	—	3,675
Interest related to shareholder note receivable	—	—	(301)	—	—	—	—	—	(301)

BALANCE, December 31, 2003	$572	$602,452	$(5,343)	$—	$(462,533)	$(110)	$(813)	$(507)	$133,718

Other comprehensive income:
Net income	—	—	—	—	41,880	—	—	—	41,880
Translation adjustments	—	—	—	—	—	—	—	2,936	2,936
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	116	—	—	116

Other comprehensive income									44,932

Issuance of common stock:
Exercise of stock options	22	11,532	—	—	—	—	—	—	11,554
Treasury stock purchase and retirement	(15)	(12,796)	—	—	—	—	—	—	(12,811)
Stock compensation expense – variable accounting	—	373	—	—	—	—	—	—	373
Stock compensation in exchange for services	—	607	—	—	—	—	—	—	607
Issuance of restricted shares and related stock- based compensation	7	6,266	—	—	—	—	(3,374)	—	2,899
Conversion of debt to equity	127	81,799	—	—	—	—	—	—	81,926
Income tax benefit from exercise of stock options	—	4,051	—	—	—	—	—	—	4,051
Interest related to shareholder note receivable	—	—	(319)	—	—	—	—	—	(319)

BALANCE, December 31, 2004	$713	$694,284	$(5,662)	$—	$(420,653)	$6	$(4,187)	$2,429	$266,930

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,880	$25,937	$1,891
Adjustments to reconcile net income to net cash provided by operating activities:
(Gain)/loss on discontinued operation	(1,195)	976	12,532
Depreciation	26,372	23,575	21,526
Debt conversion costs	17,027	—	—
Amortization	8,891	6,746	10,876
Amortization of deferred financing costs	659	—	—
Loss/(gain) on sale of marketable securities, available for sale	16	(1,600)	(930)
Gain on repurchase of bonds	—	(41)	—
Non-cash legal settlements and related expenses, net	—	—	1,310
Deferred income taxes	10,095	(1,638)	2,516
Restructuring costs, net	(3,974)	6,368	(1,074)
Payments for discontinued operations	(2,081)	—	—
Equity based compensation	3,568	2,921	1,871
Asset impairments	—	—	3,202
Loss on disposal of assets	118	—	—
Gain on note receivable and other liabilities	(10,968)	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,761)	(1,875)	(2,365)
Prepaid expenses and other	2,738	2,868	3,605
Accounts payable and accrued expenses	(8,890)	(4,403)	(17,716)

Total adjustments	40,615	33,897	35,353

Net cash provided by operating activities from continuing operations	82,495	59,834	37,244

Net cash used in operating activities from discontinued operations	—	—	(5,804)

Net cash provided by operating activities	82,495	59,834	31,440

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,783)	(18,455)	(13,760)
Proceeds from sale of discontinued operation	—	—	7,248
Sale of marketable securities	1,835	2,942	1,038
Purchase of marketable securities	(1,663)	(1,580)	—
Proceeds received on note receivable	11,720	800	—
Purchase of notes receivable	—	(2,227)	—
Business acquisitions	(98,227)	(23,340)	(701)

Net cash used in investing activities from continuing operations	(111,118)	(41,860)	(6,175)

Net cash used in investing activities from discontinued operations	—	—	(155)

Net cash used in investing activities	(111,118)	(41,860)	(6,330)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(15,000)	(174,916)	(3,587)
Proceeds from long term borrowing arrangements	62,993	97,671	4,000
Make whole interest payment – convertible notes	(16,255)	—	—
Purchase of treasury stock, at cost	(12,811)	(627)	(6,618)
Exercise of stock options	11,554	15,299	294

Net cash provided by (used in) financing activities from continuing operations	30,481	(62,573)	(5,911)

Net cash used in financing activities from discontinued operations	—	—	(1,086)

Net cash provided by (used in) financing activities	30,481	(62,573)	(6,997)

Effect of exchange rate changes on cash and equivalents	78	(232)	2,641

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,936	(44,831)	20,754

CASH AND EQUIVALENTS, beginning of period	23,946	68,777	48,023

CASH AND EQUIVALENTS, end of period	$25,882	$23,946	$68,777

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business communications services and business process solutions. Our reportable segments align into two business segments based on service offering. Our Data Communications segment (formally known as Xpedite) offers a comprehensive suite of data communications services and business process solutions for the delivery of our customers’ business critical, time sensitive information. Our Conferencing & Collaboration segment (formally known as Premiere Conferencing) offers a full suite of traditional and VoIP-based audio conferencing and Web-based data collaboration services.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Financial statement line items that include significant estimates consist of goodwill, net intangibles, net restructuring costs, tax accounts, certain accrued liabilities and the allowance for uncollectible accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

Principles of Consolidation

The financial statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents

Cash and equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less.

Marketable Securities, Available for Sale

We follow Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date. At December 31, 2004 and 2003, investments consisted primarily of common stock. We consider all such investments as “available for sale.” Common stock investments are carried at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related income tax effect are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

Accounts Receivable

Included in accounts receivable at December 31, 2004 and 2003 was earned but unbilled revenue of approximately $2.8 million and $2.1 million, respectively at Conferencing & Collaboration, which results from weekly cycle billing that was implemented during the third quarter of 2002. Earned but unbilled revenue is billed within 30 days. Bad debt expense was approximately $1.2 million, $2.7 million and $5.1 million in 2004, 2003 and 2002, respectively. Write-offs against the allowance for doubtful accounts were approximately $1.0 million, $5.5 million and $4.3 million in 2004, 2003 and 2002, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer server, Internet and telecommunications equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Research and Development

We incur research and development costs primarily related to developing enhancements and new service features and are expensed as incurred.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to implement a new billing system at Conferencing & Collaboration and Data Communications are being capitalized. For the years ended December 31, 2004, 2003 and 2002, we have capitalized approximately $4.6 million, $3.1 million and $2.9 million, respectively, related to these projects. These capitalized costs are being amortized on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed for the years ended December 31, 2004, 2003 and 2002 was approximately $2.3 million, $1.3 million and $0.3 million, respectively.

Goodwill

Goodwill represents the excess of the cost of businesses acquired over fair value of net identifiable assets at the date of acquisition and has historically been amortized using the straight-line method over various lives up to seven years. Goodwill is subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the business segments to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We have adopted January 1st as our valuation date and have evaluated these assets as of January 1, 2003, 2004 and 2005, and no impairment was identified.

Valuation of Long-Lived Assets

We evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. Effective in January 2002, with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), a long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. Prior to adopting SFAS No. 144, a long-lived asset was considered impaired when undiscounted cash flows or fair value, whichever was more readily determinable, to be realized from such asset was less than its carrying value. In that event, a loss was determined based on the amount the carrying value exceeded the discounted cash flows or fair value of such asset. We believe that long-lived assets in the accompanying consolidated balance sheets are appropriately valued. See Note 10— “Asset Impairments.”

Equity Based Compensation Plans

We account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for awards (other than restricted share awards, non-employee grants and variable and accelerated awards) issued under our stock-based compensation plans where the

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

exercise price of such award is equal to the market price of the underlying common stock at the date of grant. We provide the additional disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

We have adopted the disclosure only provision of SFAS No. 123. Had compensation expense for our stock option grants described above been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002, consistent with the provisions of SFAS No. 123, our net income and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

	2004	2003	2002
Net income:
As reported	$41,880	$25,937	$1,891
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	2,191	1,760	1,143
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,476)	(3,695)	(4,642)

Pro forma net income (loss) for calculating basic net income (loss) per share	$39,595	$24,002	$(1,608)

Basic net income (loss) per share:
As reported	$0.65	$0.48	$0.04
Pro forma	$0.62	$0.45	$(0.03)

Pro forma net income (loss) for calculating basic net income (loss) per share	$39,595	$24,002	$(1,608)
Adjustment for assumed conversion of 2008 Convertible Notes, net of tax	1,386	973	—

Pro forma net income (loss) for calculating diluted net income (loss) per share	$40,981	$24,975	$(1,608)

Diluted net income (loss) per share:
As reported	$0.60	$0.44	$0.03
Pro forma	$0.57	$0.41	$(0.03)

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	2004	2003	2002
Risk-free interest rate	3.1%	3.1%	3.95%
Dividend yield	0%	0%	0%
Volatility factor	63%	62%	76%
Weighted average expected life	3.74 years	3.74 years	3.95 years

The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years.

Revenue Recognition

We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist of fixed monthly fees and usage fees generally based on per minute or transaction rates. Unbilled revenue consists of earned but unbilled revenue which results from the weekly billing cycle that was implemented at the Conferencing & Collaboration business segment during the third quarter of 2002. Deferred revenue consists of payments made by

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

During the third quarter of 2003 and 2004, we reviewed our provision for uncertain tax matters associated with our former PTEK Ventures business segment. The results of these reviews indicated it was appropriate to reduce certain provisions by approximately $3.3 million and $9.0 million for 2004 and 2003, respectively. We do not expect any future adjustments for uncertain tax matters associated with our former PTEK Ventures business segment. In addition, during the third quarter of 2003, we utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. We believe we have appropriately accrued for tax exposures.

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of December 31, 2004, we had approximately $4.0 million accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as Income Taxes Payable on the face of the consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Basic and Diluted Income (Loss) Per Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2004 and 2003, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested.

Diluted net income per share gives effect to all potentially dilutive securities. Our convertible subordinated notes, outstanding warrants, unvested restricted shares and stock options are potentially dilutive securities during the years ended December 31, 2004, 2003 and 2002. In August 2003, we issued $85.0 million of 5% convertible subordinated notes due 2008. All of our 2008 convertible notes were called for redemption in May 2004 and converted into our common stock prior to the redemption date in June 2004 at a conversion price of approximately $6.6944 per share or approximately 12.7 million shares. Prior to the conversion on June 14, 2004, the conversion price was less than the market value of our common stock. As a result, the net income available to common shareholders is adjusted for the interest expense of approximately $1.4 million up to the conversion date of our 2008 convertible notes for the year ended December 31, 2004, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of our 2008 convertible notes on the same pro-rata basis. The difference between

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, our 2008 convertible notes and the unvested restricted shares, computed as follows:

	Years Ended December 31,
	2004	2003	2002
Total weighted-average shares outstanding – Basic	64,086,494	53,766,721	53,550,029
Add common stock equivalents:
Stock options	1,506,717	1,731,973	1,633,347
Warrants	10,051	—	—
2008 convertible notes	5,724,139	4,892,661	—
Unvested restricted shares	952,967	909,918	1,078,909

Total weighted-average shares outstanding – Diluted	72,280,368	61,301,273	56,262,285

Foreign Currency Translation

The assets and liabilities of subsidiaries domiciled outside the U.S. are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders’ equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses related to these balances are recorded in the cumulative translation account on the balance sheet.

Treasury Stock

Treasury stock transactions are recorded at cost. In 2004, we purchased and retired 1.5 million shares of our common stock under our stock repurchase program for approximately $12.8 million. During the second quarter of 2003, at the directive of executive management, we cancelled all shares of outstanding treasury stock.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at December 31, 2004 and 2003. For the years ended December 31, 2004, 2003 and 2002, total other comprehensive income was approximately $44.9 million, $27.9 million and $4.4 million, respectively. Accumulated other comprehensive loss was $346.6 million at December 31, 2004.

New Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of December 31, 2004, we have approximately 2.1 million granted stock options and 0.5 million granted restricted shares outstanding which had not yet become vested. There

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2005 financial results using these two acceptable methods of valuing these options and the ability to discount the fair value of unvested restricted shares.

In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes,” with regard to the tax deduction on qualified production activities provision within H.R. 4520, “The American Jobs Creation Act of 2004” that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. This act contains numerous provisions related to corporate and international taxation. In FSP 109-2, the Financial Accounting Standards Board acknowledged that, due to the proximity of this act’s enactment date to many companies’ year-ends and the fact that numerous provisions within this act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of this act on their plans for repatriation or reinvestment of foreign earnings. Therefore, the FSP provided companies with a practical exception to the permanent reinvestment standards of SFAS No. 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under this act’s provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of this act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in this act.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (or spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have any effect on our consolidated financial position or results of operations.

In December 2003, the FASB issued a revision to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46-R). FIN 46 is an Interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements” and addresses consolidation by business enterprises of variable interest entities (VIEs) that possess certain characteristics. The revision clarifies the definition in the original release than potentially could have classified any business as a VIE. The revision also delays the effective date of the Interpretation from the first reporting period following December 15, 2003 to the first reporting period ending after March 15, 2004. The revision was effective for us in the first quarter of fiscal 2004. We have not identified any VIEs and, accordingly, the application of this Interpretation did not have an effect on our results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no impact on our results of operations or financial position because we did not have any financial instruments with characteristics of both liabilities and equity as of December 31, 2004.

Reclassifications

Certain prior year amounts in our consolidated financial statements have been reclassified to conform to the 2004 presentation. Specifically in 2004, Data Communications’ customer service costs were reclassified from general and administrative expense to cost of revenues in the consolidated statement of operations after a management review of the functional operating costs where they determined cost of revenues to be a more appropriate classification for these expenses as well as more consistent with the historical practices of Conferencing & Collaboration. As a result, approximately $12.0 million and $10.3 million of costs were reclassified for the years ended December 31, 2003 and 2002, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. CESSATION OF SFAS NO. 142 AMORTIZATION

Effective January 1, 2002, we adopted SFAS No. 142. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying value. The balance of goodwill was $192.1 million and $123.1 million as December 31, 2004 and 2003, respectively.

4. RESTRUCTURING COSTS

Consolidated restructuring costs for the years ended December 31, 2004, 2003 and 2002 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2001	2002 Charge To Continuing Operations	Payments Incurred	Accrued Costs at December 31, 2002	2003 Charge To Continuing Operations	Non Cash Costs
Accrued restructuring costs:
Severance and exit costs	$2,668	$1,561	$(2,833)	$1,396	$4,966	$—
Contractual obligations	888	—	(668)	220	5,891	—
Other	172	273	(163)	282	90	(206)

Total restructuring costs	$3,728	$1,834	$(3,664)	$1,898	$10,947	$(206)

Consolidated	Reversal of Accrued Costs	Payments Incurred	Accrued Costs at December 31, 2003	Payments Incurred	Accrued Costs at December 31, 2004
Accrued restructuring costs:
Severance and exit costs	$(52)	$(3,127)	$3,183	$(3,069)	$114
Contractual obligations	(201)	(352)	5,558	(882)	4,676
Other	(76)	(90)	—	—	—

Total restructuring costs	$(329)	$(3,569)	$8,741	$(3,951)	$4,790

Realignment of Workforce – 2003

During the third and fourth quarters of 2003, we executed a plan to reduce annual operating expenses through a reduction in personnel costs related to our operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to us, net of estimated sublease payments. The plan eliminated, through a reduction in workforce of, approximately 135 employees across both business segments and at Corporate.

On a business segment basis, Data Communications recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During 2004 and 2003, Data Communications paid approximately $2.1 million and $1.5 million, respectively, related to severance and exit costs and $0.7 million and $0.3 million, respectively, in contractual obligations. A majority of the contractual obligations relate to a Data Communications real property lease which expires in 2016, and, as such, approximately $3.7 million of this liability has been classified in long-term accrued expenses on the balance sheet at December 31, 2004. The remaining restructuring reserve was approximately $4.8 million at December 31, 2004, which is expected to be paid at approximately $0.4 million per year through the expiration of the lease term 2016. Conferencing & Collaboration recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and approximately $0.4 million in contract termination and other associated costs. During 2004, Conferencing & Collaboration paid the remaining balance of approximately $0.2 million related to severance obligations and contract termination costs. During 2003, Conferencing & Collaboration paid approximately $0.8 million related to severance obligations. Corporate recorded a charge of approximately $0.7 million relating to severance obligations due to our former chief legal officer of which $0.5 million and $0.2 million had been paid during the 12-months ended December 31, 2004, and 2003, respectively. Conferencing & Collaboration and Corporate paid the remaining restructuring costs during the year ended December 31, 2004 and do not expect any further payments related to these costs.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Data Communications and Corporate terminated employees pursuant to a plan to reduce headcount and sales and administration costs. The plan called for the reduction of 54 and five employees at Data Communications and Corporate, respectively. The combined costs associated with the restructuring plan total are $1.5 million, of which $0.4 million, $0.7 million and $0.3 million was paid in 2004, 2003 and 2002, respectively. The remaining balance of $0.1 million will be paid in 2005. Virtually all costs will be paid in cash. This restructuring plan will eliminate approximately $1.4 million and $0.6 million in annual costs at Data Communications and Corporate, respectively. Also, in the fourth quarter of 2002, Data Communications decided to exit the voice messaging business in Australia due to declining revenue and the need to make substantial capital investments. The costs associated with exiting this business of $0.3 million are primarily non-cash and represent the loss on disposal of the voice messaging assets.

5. MARKETABLE SECURITIES, AVAILABLE FOR SALE

Marketable securities, available for sale at December 31, 2004 and 2003 are principally common stock investments carried at fair value based on quoted market prices.

The cost, gross unrealized gains (losses), fair value, proceeds from sale and realized gains and losses are as follows for the years ended December 31, 2004, 2003 and 2002 (in thousands):

	Cost	Gross Unrealized Gains (Losses)	Fair Value	Proceeds From Sale	Gross Realized Gains (Losses)
2004
Various equity securities	$1,663	$10	$576	$1,835	$(16)

2003
Easylink	$1,148	$—	$—	$2,119	$971
WebMD	194	—	—	823	629
Other equity securities	754	(179)	575	—	—

	$2,096	$(179)	$575	$2,942	$1,600

2002
WebMD	$194	$447	$641	$1,038	$930

During 2004, we bought and sold securities of various companies in the same industry as Data Communications and Conferencing & Collaboration for aggregate proceeds of $1.8 million and realized losses of $16,000.

During 2003, we sold all of our 75,000 remaining shares of our investment in WebMD for aggregate proceeds less commissions of $0.8 million and realized gains of approximately $0.6 million. In addition, we sold all, of our investment in 1,423,980 shares of Class A common stock of EasyLink which was obtained as part of the settlement agreement with AT&T and EasyLink for aggregate proceeds less commissions of $2.1 million and realized gains of approximately $1.0 million.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2002, we sold 133,857 shares of our investment in WebMD for aggregate proceeds less commissions of approximately $1.0 million and realized gains of approximately $0.9 million. At December 31, 2002, we held 75,000 shares of WebMD.

6. INVESTMENTS

In October 2003, we paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock, as well as costs associated with the investment. The warrant was recorded at its fair market value under the Black-Scholes method. The parties modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in June 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, we were entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The fifth quarterly payment of $0.8 million was received during the three months ended December 31, 2004. We recorded gains of $2.0 million for the twelve months ended December 31, 2004 as a result of payments received in excess of the original estimated carrying value of the note receivable of $1.9 million which are recorded as “Other, net” in our consolidated statement of operations. During the fourth quarter of 2004, EasyLink re-financed our note receivable with funding from a third party and therefore pre-paid the remaining amounts due of approximately $8.5 million. Accordingly, we recorded a pre-payment gain of approximately $8.5 million as we did not have any remaining carrying value recorded. Prior to the pre-payment of this note receivable, management determined that we were not able to reasonable estimate the future cash payments to be received on the note due to the financial condition of EasyLink. The EasyLink note was accounted for in accordance with AICPA Statement of Position 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” The carrying value of this note at December 31, 2004 and December 31, 2003 was $0.0 million and $1.5 million, respectively.

7. ACQUISITIONS AND DISPOSITIONS

We acquire companies that increase our market share and bring us additional customers, technology and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements since the effective date of each acquisition. We expect approximately $35.0 million of goodwill from the 2004 acquisitions to be deductible for tax purposes.

Conferencing & Collaboration

In November 2004, Conferencing & Collaboration acquired the outstanding stock of CCS, a U.S.-based provider of audio and Web-conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-complete and customer lists. The residual $11.7 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In September 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Connect-us, a U.S.-based provider of audio and Web-conferencing services. We paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.2 million has been allocated to acquired fixed assets, $0.6 million has

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $6.0 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne, a U.S.-based provider of audio and Web-conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $3.1 million has been allocated to acquired fixed assets and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $13.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In April 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of RCI, a U.S.-based provider of audio and Web-conferencing services and broadcast messaging services. We paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.6 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.7 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

In July 2003, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Affinity, a reseller of our conferencing and collaboration services. We were required to pay a minimum of approximately $0.3 million up to a maximum of approximately $0.5 million in cash purchase price over a one-year earn-out period based on the achievement of specified revenue targets. In July 2004, the earn-out targets were achieved, and the purchase price was adjusted $0.2 million in accordance with SFAS No. 141. We funded the purchase through existing working capital.

Data Communications

In November 2004, Data Communications acquired the outstanding stock of I-Media and its affiliates, a facsimile and e-mail messaging service provider in France and Spain. We paid approximately $24.0 million in cash at closing and $1.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $5.9 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $2.9 million has been allocated to severance and certain other acquisition liabilities, $0.5 million has been allocated to a non-compete agreement which is being amortized over a one-year period and $4.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.4 million has been allocated to long term deferred tax liabilities to record the step up in basis for the customer lists. The residual $18.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We funded the purchase through existing working capital. We paid $5.0 million in cash at closing and will pay an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. We followed SFAS No. 141 and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, approximately $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2004, Data Communications acquired substantially all of the assets and assumed certain liabilities of Adval Communications and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider, for a total purchase price of $1.5 million. We paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through existing working capital. We followed SFAS No. 141 and approximately $0.4 million of the aggregate purchase price has been allocated to acquire working capital, and $1.1 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

In September 2003, Data Communications entered into an asset purchase agreement with Captaris and its wholly-owned subsidiary MediaTel, whereby we purchased substantially all of the assets and assumed certain liabilities of MediaLinq, an outsource division of Captaris operated by MediaTel. The aggregate purchase price for MediaLinq was approximately $16.0 million, including $15.4 million paid at closing, subject to a post-closing net working capital adjustment, and approximately $0.6 million is estimated transaction fees and closing costs. We funded the purchase through our existing working capital. We followed SFAS No. 141 and approximately $2.5 million was allocated to acquired working capital and $2.1 million was allocated to acquired fixed assets. The remaining balance was allocated to developed technology of approximately $1.8 million and customer lists of approximately $9.2 million, both of which have an estimated useful life of five years.

In April 2003, Data Communications and its local subsidiary acquired substantially all of the assets and assumed certain liabilities of Linkata Technologies, a Canadian company. We will pay a minimum of approximately $0.4 million, up to a maximum of approximately $0.8 million, in cash purchase price at the end of a three-year earn-out period based on the achievement of specified revenue targets. We funded the initial purchase price through existing working capital. The earn-out targets for 2004 were not achieved. If any future earn-out targets are achieved, the purchase price will be adjusted in accordance with SFAS No. 141.

In January 2003, Data Communications acquired substantially all of the assets and assumed certain liabilities related to the U.S.-based e-mail and facsimile messaging business of C&W for a total purchase price of $11.4 million. We paid $6.0 million in cash at closing, $0.4 million in transaction fees and closing costs and was scheduled to pay $5.0 million in 16 equal quarterly installments commencing with the quarter ended March 31, 2003, which was secured by a letter of credit issued under the Company’s credit facility. In September 2004, C&W’s successor in interest, SAVVIS, accepted early payment of the remaining acquisition payable owed at a discount, resulting in a gain which the Company recorded in the third quarter income statement of 2004 of approximately $0.4 million. The letter of credit was terminated and we were released from any further obligation for the deferred purchase price. We funded the purchase through existing working capital.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Information

The following unaudited pro forma financial information gives effect as if all 2004 acquisitions, which were deemed individually immaterial but material in the aggregate under SFAS No. 141 (but were not deemed significant individually or in the aggregate under Regulation S-X), had been acquired at the beginning of fiscal 2003 and are estimated to be (in thousands):

	Years Ended December 31,
	2004	2003
Revenues	$488,673	$440,669

Income (loss) from continuing operations	44,097	28,090
Basic income (loss) from continuing operations per share	$0.69	$0.52
Adjusted income (loss) from continuing operations	45,483	29,063
Diluted income (loss) from continuing operations per share	$0.63	$0.47

Net income (loss)	45,292	27,115
Basic net income (loss) per share	$0.71	$0.50
Adjusted net income (loss)	46,678	28,088
Diluted net income (loss) per share	$0.65	$0.46

The pro forma results include amortization of the acquired intangibles and the interest expense on the line of credit borrowing used to fund these acquisitions as of January 1, 2003. The pro forma information is provided for illustrative purposes only and is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

Discontinued Operations

Consistent with our focus on increasing our market leadership, we retained a financial advisor to assist in evaluating strategic alternatives for portions of its business during 2001. As a result of that evaluation, we decided to pursue the separation of Voicecom from our consolidated group. On March 26, 2002, we sold substantially all the assets of the Voicecom business segment to an affiliate of Gores Technology Group for a total purchase price of approximately $22.4 million, comprised of cash and the assumption of certain Voicecom liabilities. In accordance with SFAS No. 144, the transaction was accounted for as a discontinued operation in the first quarter of 2002. The Voicecom discontinued operations included the loss from operations through the closing date and the loss on disposal. The revenues were $15.8 million and pre-tax loss of $5.8 million for the Voicecom business segment for the year ended December 31, 2002.

During 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of its former Voicecom reportable segment. This change in estimate is attributable to certain sublease arrangements that we anticipate entering into with regard to former Voicecom facilities and, as a result, we recorded a gain on discontinued operations of $1.2 million, net of taxes.

During 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital, a former franchisee of the Voicecom business segment. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million has been included in the discontinued operations line in the income statement. See Note 18— “Commitments and Contingencies.”

During 2002, we assessed the Voicecom liabilities that were retained at the time of the sale and determined, based upon the activity in these accounts and the passage of time, that certain of these liabilities were no longer required. Thus, in the fourth quarter of 2002, an adjustment was made to these estimates reducing the loss on discontinued operations of approximately $2.9 million, net of taxes.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2004 and 2003 is as follows (in thousands):

	2004	2003
Computer and telecommunications equipment	$159,577	$132,262
Furniture and fixtures	23,280	21,787
Office equipment	10,236	9,887
Leasehold improvements	16,301	15,864
Capitalized software	11,854	6,088
Construction in progress	4,224	204
Building	2,624	2,308

	228,096	188,400
Less accumulated depreciation	154,046	124,837

Property and equipment, net	$74,050	$63,563

Assets under capital leases included in property and equipment at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Computer and telecommunications equipment	$190	$—
Less accumulated depreciation	(6)	—

Property and equipment, net	$184	$—

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consist of the following amounts for December 31, 2004 and 2003 (in thousands):

	2004	2003
Goodwill	$192,147	$123,066

Customer lists	$95,591	$72,961
Non compete agreements	2,299	—
Developed technology	36,086	36,086

	$133,976	$109,047

Less accumulated amortization	93,386	84,494

	$40,590	$24,553

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and intangible assets by reportable business segment at December 31, 2004 and 2003 (in thousands):

	Conferencing & Collaboration	Data Communications	Total
Goodwill carrying value at December 31, 2003	$25,523	$97,543	$123,066
Additions	46,697	22,384	69,081

Goodwill carrying value at December 31, 2004	$72,220	$119,927	$192,147

	Conferencing & Collaboration	Data Communications	Total
Intangibles carrying value at December 31, 2003	$252	$24,301	$24,553
Additions	17,006	7,922	24,928
Amortization	(1,634)	(7,257)	(8,891)

Intangibles carrying value at December 31, 2004	$15,624	$24,966	$40,590

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $12.0 million in 2005, $9.6 million in both 2006 and 2007, $6.6 million in 2008, and $2.8 million in 2009.

10. ASSET IMPAIRMENTS

During the fourth quarter of 2002, we assessed the carrying value of the customer lists at Data Communications pursuant to SFAS No. 144 because Data Communications experienced a decline in revenue in Asia Pacific with regard to their real-time fax business previously acquired. Using the best estimate approach, the fair value of certain customer lists associated with the markets experiencing the decline were determined to be less than the carrying value at December 31, 2002, resulting in a $3.2 million asset impairment.

11. INDEBTEDNESS

Long-term debt and capital lease obligations at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Borrowings on line of credit	$68,000	$5,000
Capital lease obligations	184	—
2008 convertible notes	—	85,000
2004 convertible notes	—	15,000

Subtotal	$68,184	$105,000
Less current portion	37	15,000

	$68,147	$90,000

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2004 is $0.2 million.

In June, 2004, we entered into a three-year, senior secured revolving credit facility with Bank of America, N.A. as agent. The credit agreement provides for borrowings up to $120.0 million and is subject to customary covenants for secured credit facilities of this nature. This line of credit replaces our previous $60.0 million credit facility with LaSalle Bank. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. At December 31, 2004, we believe that we were in compliance with all covenants. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit is, at our option, the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2004, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5%. At December 31, 2004, our interest rate on LIBOR loans was 3.9%. As of December 31, 2004, we had $68.0 million of borrowings outstanding and had approximately $0.7 million in letters of credit outstanding under the line of credit. We recorded approximately $1.6 million in deferred financing costs associated with closing the line of credit that are being amortized over the term of the line and included the amortization of this cost in interest expense on our consolidated statement of operations.

In May 2004, we exercised our right to redeem our 2008 convertible notes in whole shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert their notes into our common stock in advance of the redemption date in lieu of accepting the cash redemption price. All holders received accrued and unpaid interest and the interest make-whole amount. We funded the interest make-whole cash payment from our line of credit.

In July 1997, we issued convertible subordinated notes of $172.5 million that matured on July 1, 2004 and bore interest at 5 3/4%. Our 2004 convertible notes were convertible at the option of the holder into our common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. On July 1, 2004, we paid the principal obligation due of $15.0 million with the use of our previous line of credit.

At December 31, 2004, we had no other indebtedness outstanding except for the borrowings under our line of credit and a capital lease obligation for network equipment at Data Communications.

12. ACCRUED EXPENSES

Accrued expenses at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Accrued wages and wage related taxes	$13,490	$11,433
Interest payable	293	2,087
Accrued commissions	3,615	2,489
Acquisition liabilities	5,450	2,598
Benefits	1,506	1,395
Other employee costs including expenses	806	1,769
Office expenses (deferred rent, utilities, supplies, etc.)	1,877	1,053
Accrued professional fees	2,877	3,105
Value added tax	1,621	1,306
Voicecom liability	1,101	1,198
Other	7,556	5,458

	$40,192	$33,891

Long-term accrued expenses at December 31, 2004 and 2003 are as follows (in thousands):

	2004	2003
Voicecom lease liability	$989	$6,008
Acquisition liabilities	1,087	3,071
Long-term accrued restructuring	3,719	4,297
Other	299	1,262

	$6,094	$14,638

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accrued taxes

Accrued taxes is comprised mainly of federal excise payables and other sales taxes. We recorded provisions for certain state sales tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5. Historically, we have not assessed to our Conferencing & Collaboration customers these sales taxes or remitted those sales taxes to various state jurisdictions. As of December 31, 2004 and 2003, we had approximately $5.7 million and $4.9 million, respectively, accrued for this potential exposure comprised of sales taxes, penalties and interest. We believe we are appropriately accrued for this potential exposure. In the event that actual results differ from these estimates, we may need to adjust sales tax accounts which could materially impact our financial condition and results of operations.

13. FINANCIAL INSTRUMENTS

The estimated fair value of certain financial instruments at December 31, 2004 and 2003 is as follows (in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$25,882	$25,882	$23,946	$23,946
Marketable securities, available for sale	576	576	575	575
2004 and 2008 convertible subordinated notes (see Note 11)	—	—	100,000	150,800
Line of credit and capital leases (see Note 11)	68,184	68,184	5,000	5,000

The carrying amount of cash and cash equivalents, marketable securities, accounts receivable and payable, and accrued expenses approximates fair value due to their short maturities. The fair value of our convertible notes was estimated based on market quotes. The carrying value of our line of credit and capital lease obligations do not vary materially from fair value at December 31, 2004 and 2003.

14. EQUITY BASED COMPENSATION CHARGES AND SHAREHOLDERS’ EQUITY

Equity Based Compensation Charges

The following summarizes the components of equity-based compensation expense for the years ended December 31, 2004, 2003 and 2002 (in thousands, except share data):

	Earned		Unearned
	Shares	Dollars	Shares	Dollars
2004
Deferred compensation for the vesting of restricted shares issued in option exchange	80,000	$266	—	—
Deferred compensation for the vesting of restricted shares issued to executive management	192,000	547	—	—
Variable compensation expense related to options not tendered in option exchange		373		—
Options issued for services rendered		607		—
Restricted shares issued for services rendered	90,014	1,468	561,334	$4,187

	362,014	$3,261	561,334	$4,187

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Earned		Unearned
	Shares	Dollars	Shares	Dollars
2003
Deferred compensation for the vesting of restricted shares issued in option exchange	169,812	$564	80,000	$266
Deferred compensation for the vesting of restricted shares issued to executive management	192,000	392	192,000	547
Variable compensation expense related to options not tendered in option exchange		1,099		—
Options issued for services rendered		866		—

	361,812	$2,921	272,000	$813

2002
Deferred compensation for the vesting of restricted shares issued in option exchange	401,950	$1,335	185,112	$615
Deferred compensation for the vesting of restricted shares issued to executive management	160,000	536	416,000	1,298

	561,950	$1,871	601,112	$1,913

Options exchanged for restricted shares

Due to declines in our share price over the course of the several years prior to 2001, most option holders had options with exercise prices in excess of the market price of our common stock. In order to provide better performance incentives for employees and directors and to align our employees’ and directors’ interests with those of our shareholders, in the fourth quarter of 2001, we offered an exchange program in which we granted one restricted share of common stock in exchange for every 2.5 options tendered. Approximately 6.0 million stock options were exchanged for approximately 2.4 million shares of restricted stock on December 28, 2001, the date of the exchange. The restricted shares maintain the same vesting schedules as those of the original options exchanged, except that in the case of tendered options that were vested on the exchange date, the restricted shares received in exchange therefore vested on the day after the exchange date. To the extent options were vested at the exchange date, we recognized equity based compensation expense determined by using the closing price of our common stock at December 28, 2001, which was $3.32 a share. To the extent that restricted shares were received for unvested options exchanged, this cost was deferred on our balance sheet under the line item “Unearned restricted share compensation.” This value was also determined using the closing price of our common stock at the date of the exchange. The unearned restricted share compensation will be recognized as equity based compensation expense as these shares vest. In 2004, 2003 and 2002, approximately 80,000, 170,000 and 402,000 shares vested, and equity based compensation expense of $0.3 million, $0.6 million and $1.3 million was recognized, respectively. As all shares have vested as of December 31, 2004, all equity based compensation expense related to this exchange has been recognized.

In addition, approximately 890,000 options that were eligible to be exchanged for restricted shares pursuant to the exchange offer were not tendered. At December 31, 2004, this option count was approximately 185,000 due to the sale of Voicecom, exercises subsequent to the date of exchange and other cancellations of these options. These options will be subject to variable accounting until such options are exercised, are forfeited, or expire unexercised. These options have exercise prices ranging from $5.23 to $29.25. At December 31, 2004 and 2003, a charge of approximately $0.4 million and $1.1 million, respectively, was recorded because the market value of our common stock was greater than the exercise price of a portion of the options. At December 31, 2002, no charge was recorded because the exercise price of each of the options was greater than the market value of our common stock.

Restricted shares issued to management

Certain members of management were awarded discretionary bonuses in the form of restricted shares in

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

November 2001. The purpose of these discretionary bonuses was to better align management’s performance with the interests of our shareholders. Certain of these restricted shares vested immediately in 2001 and were restricted from trading for a one-year period. The remaining restricted shares vested on a straight-line basis through 2004, and the equity based compensation expense recorded in 2004, 2003 and 2002 was $0.5 million, $0.4 million and $0.5 million, respectively. As all shares have vested as of December 31, 2004, all equity based compensation expense related to these shares has been recognized.

Options and restricted shares issued for services rendered

In 2004, we recognized approximately $2.1 million in non-cash stock compensation expense. Of this expense, $1.5 million related to restricted shares issued to employees, $0.1 million related to an employee option modification and $0.5 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. Of the restricted shares issued in 2004, approximately $4.2 million remained unvested at December 31, 2004 and are classified as “Unvested Restricted Share Compensation.” Assuming all employees who received restricted stock remain with us through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued will be approximately $1.7 million, $1.3 million, $0.9 million, $0.2 million and $0.1 million in 2005, 2006, 2007, 2008 and 2009, respectively. In 2003, we recognized approximately $0.9 million of non-cash stock compensation expense. Of this expense, $0.4 million relates to non-employees, $0.2 million relates to employees and $0.3 million relates to the acceleration of options associated with the resignation of several board members.

Notes receivable – employees

During 2002, we loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans are due in 2012, accrue interest at a weighted average rate of 5.5%, and are secured by the restricted shares granted. During 2004 all of these loans, including interest, were paid off.

Shareholders’ Equity Components

Conversion of debt to equity

In August 2003, we issued $75.0 million of 5% convertible subordinated notes due August 15, 2008. On August 15, 2003, the initial purchasers of our 2008 convertible notes exercised an option to purchase an additional $10.0 million of our 2008 convertible notes. The annual interest commitment associated with our outstanding 2008 convertible notes was $4.3 million and was to be paid semiannually on February 15 and August 15 of each year. We called 100% of our outstanding $85.0 million principal amount of our 2008 convertible notes for redemption on June 14, 2004. All holders of our 2008 convertible notes elected to convert their notes into our common stock prior to the redemption date. As a result, our 2008 convertible notes were converted into approximately 12.7 million shares of the our common stock at a conversion rate of 149.3786 shares per $1,000 principal amount of notes (equal to a conversion price of approximately $6.6944 per share).

Stock option exercises

During 2004, 2003 and 2002, stock options were exercised under our stock option plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code, as amended. Approximately $4.1 million, $3.7 million and $1.2 million was recorded as increases in additional paid-in capital reflecting tax benefits to be realized by us as a result of the exercise of such options during the years ended December 31, 2004, 2003 and 2002, respectively.

Stock repurchase program

In the second quarter of 2000, our board of directors authorized a stock repurchase program under which we may purchase up to 10% of the then outstanding shares of our common stock, or approximately 4.8 million shares. In January 2003, our board approved an increase in its 2000 stock repurchase program by authorizing the

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

repurchase of up to an additional 10% of our outstanding common stock, or approximately 5.4 million shares. During 2004, we repurchased 1.5 million shares of our common stock under this program for approximately $12.8 million. During 2003, we repurchased approximately 0.2 million shares of our common stock under this program for approximately $0.6 million. During 2002, we repurchased approximately 1.8 million shares of our common stock under this program for approximately $6.6 million. See Note 22— “Subsequent Events.”

Shares issued for legal settlement

During 2002, we issued approximately 249,000 shares and $1.8 million in cash as payment of the class action lawsuit, net of legal expenses. The aggregate value of the shares was approximately $1.3 million and is included in common stock and additional paid in capital.

Shareholder notes receivable

The shareholder notes receivable relates to transactions where we made loans to our chief executive officer and to a limited partnership in which he has an indirect interest in association with exercises of options to purchase our common stock. See Note 17— “Related Party Transactions.”

15. EQUITY BASED COMPENSATION PLANS

We issue restricted stock awards, stock options or stock appreciation rights to employees, directors, non-employee consultants and advisors under the following equity based compensation plans: the 1995 Stock Plan, the 2000 Directors Stock Plan and the 2004 Long-Term Incentive Plan. These plans are administered by the compensation committee of our board of directors.

Our 1995 plan provides for the issuance of stock option, stock appreciation rights and restricted stock to employees, directors and consultants. A total of 9,650,000 shares of our common stock have been reserved in connection with awards under the 1995 plan. Options issued under the 1995 plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral. Under our 1995 plan, the maximum number of award and the maximum fair market value of such awards that may be granted during any one calendar year to any one grantee is 1,000,000 shares and $4.0 million, respectively.

During 2001, sharp declines in the market price of our common stock resulted in many outstanding employee stock options being exercisable at prices that exceeded the current market price of our common stock, thereby substantially impairing the effectiveness of such options as performance incentives. Consistent with our philosophy of using equity incentives to motivate and retain management and employees, the board of directors determined it to be in the best interests of our shareholders to restore the performance incentives intended to be provided by employee stock options by repricing such options. Consequently, on July 22, 1998, our board of directors determined to re-price or re-grant all employee stock options which had exercise prices in excess of the closing price on such date (other than those our chief executive officer) to $10.25, which was the closing price of our common stock on such date. While the vesting schedules remained unchanged, the re-priced and re-granted options were generally subject to a 12-month black-out period, during which the options could not be exercised. If an optionee’s employment was terminated during the black-out period, he or she would forfeit any re-priced or re-granted options that first vested during the twelve-month period preceding his or her termination of employment. On December 14, 1998, our board of directors determined to re-price or re-grant at an exercise price of $5.50, all employee stock options which had an exercise price in excess of $5.50, which was above the closing price of our common stock on such date. Again, the vesting schedules remained the same and the re-priced or re-granted options were generally subject to a 12-month black-out period during which the options could not be exercised. If the optionee’s employment was terminated during the black-out period, he or she would forfeit any repriced or regranted options that first vested during the 12-month period preceding his or her termination of employment. By imposing the black-out and forfeiture provisions on the re-priced and re-granted options, our board of directors intended to provide added incentive for the optionees to continue service.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 26, 2000, our board of directors approved our directors plan which was subsequently approved by our shareholders on June 7, 2000. On June, 5, 2002, our shareholders approved an increase in the shares available for awards by 1.0 million. The class of persons to participate in this plan consists solely of persons who, at the date of grant of options, are directors and are not employed by us or any of affiliates. A total of 2,000,000 shares of our common stock have been reserved in connection with awards under our directors plan. Under our directors plan, no more than 10% of awards shall be granted in the form of restricted stock, subject to antidilution adjustments as defined by this plan.

Our board of directors approved the 2004 plan on April 27, 2004, which was subsequently approved by our shareholders on June 3, 2004. Our 2004 plan provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors and consultants. A total of 4,000,000 shares of our common stock have been reserved in connection with awards under our 2004 plan. Options issued under our 2004 plan may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral. Under our 2004 plan, the maximum number of awards and the maximum fair market value of such awards during any one calendar year to any one grantee is 1,000,000 shares and $8.0 million, respectively.

We adopted our associate stock purchase plan and reserved 1,750,000 shares of common stock for purchase by associates under the plan. Approximately 378,000 shares of our common stock valued at approximately $0.9 million were issued under the plan in 2002. Due to administrative reasons, the plan was terminated effective January 14, 2003.

A summary of the status of our stock plans is as follows:

Fixed Options	Shares	Weighted Average Exercise Price
Options outstanding at December 31, 2001	10,256,450	$5.49
Granted	933,710	3.44
Exercised	(548,117)	0.54
Forfeited	(1,670,723)	6.59

Options outstanding at December 31, 2002	8,971,320	$5.36
Granted	2,704,110	5.42
Exercised	(4,008,933)	3.97
Forfeited	(1,049,242)	8.42

Options outstanding at December 31, 2003	6,617,255	$5.75

Granted	796,000	9.88
Exercised	(2,163,153)	5.34
Forfeited	(358,141)	5.95

Options outstanding at December 31, 2004	4,891,961	$6.59

The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Remaining Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$0 - $3.79	1,021,609	4.72	$2.97	811,607	$2.77
$3.80 - $5.24	843,201	6.43	$4.55	294,480	$4.54
$5.25 - $6.13	1,217,867	3.36	$5.78	901,200	$5.65
$6.14 - $8.81	832,000	6.42	$8.34	311,326	$8.17
$8.82 - $15.02	916,168	4.23	$11.05	454,668	$11.50
$15.03 - $30.00	61,116	0.56	$20.62	61,116	$20.62

	4,891,961	4.82	$6.59	2,834,397	$6.25

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2004, we made one option grant with an exercise price less than the market value on the date of grant. The difference between the grant price and the fair market value on the date of grant was charged to equity based compensation. The total charge was less than $4,000. During 2003, there were no options granted whose exercise price was less than the market price of the stock on the date of the grant. Options exercisable at December 31, 2004, 2003 and 2002 were 2,834,397, 3,840,167 and 6,671,565, respectively.

16. EMPLOYEE BENEFIT PLANS

We sponsor a defined contribution retirement plan covering substantially all full-time employees. This plan allows employees to defer a portion of their compensation and associated income taxes pursuant to section 401(k) of the tax code. We may make discretionary contributions for the benefit of employees under this plan. In 2004 and 2003, we paid cash of $1.3 million and $1.0 million, respectively, to fund our discretionary employee contribution under our 401(k) plan. We issued 405,241 shares of our common stock during 2002 at a value of $1.6 million to fund our discretionary employee contribution match under our 401(k) plan.

17. RELATED-PARTY TRANSACTIONS

We have in the past entered into agreements and arrangements with certain officers, directors and principal shareholders.

Notes receivable – shareholder

We have made loans to our chief executive officer and a limited partnership in which he has an indirect interest. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans, including accrued interest, are recorded in the equity section of the balance sheet under the caption “Notes receivable, shareholder.” At December 31, 2004, the aggregate amount of these loans was $5.7 million.

Notes receivable – employees

During 2002, we loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the discretionary restricted shares issued in November 2001. These loans, including accrued interest, were recorded in the long-term asset section of the balance sheet under the caption “Notes receivable-employees.” At December 31, 2004 and 2003, the aggregate amounts of these loans were $0.0 million and $1.8 million as all of these loans were paid off in 2004, including interest.

Use of airplane

During 2003 and 2002, we leased the use of an airplane from a limited liability company that is owned 99% by our chief executive officer and 1% by us. In connection with this lease arrangement, we have incurred costs of $0.9 million and $1.9 million in 2003 and 2002, respectively, to pay the expenses of maintaining and operating the airplane. In July 2003, we terminated this lease arrangement.

Strategic co-marketing arrangement

We had a strategic co-marketing arrangement with WebMD. The terms of the agreement provided for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase our products. We, in turn, were obligated to purchase portal rights from WebMD for $4.0 million over four years to assist in marketing its products. Under this agreement, which expired on February 17, 2003, we recognized revenue of approximately $0.4 million and $2.5 million in 2003 and 2002, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

We lease computer equipment, automobiles, office space and other equipment under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2004 are as follows (in thousands):

2005	$11,192
2006	9,382
2007	6,624
2008	5,217
2009	4,236
Thereafter	11,523

Net minimum lease payments	$48,174

Rent expense under operating leases was approximately $12.2 million, $13.2 million and $10.2 million for the years ended December 31, 2004, 2003 and 2002, respectively. Facilities rent is reduced by sublease income of approximately $0.7 million, $0.2 million and $0.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004 and 2003, facilities rent was reduced by approximately $0.5 million and $0.4 million, respectively associated with contractual obligations provided for in the restructuring charge.

Supply Agreements

We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. These contracts generally provide fixed transmission prices for terms of two to five years and are subject to early termination in certain events. Some of our telecommunications supply agreements contain commitments that require that us to purchase a minimum amount of services through 2009. These costs are approximately $9.8 million, $3.5 million, $1.0 million, $0.8 million and $0.2 million in 2005 through 2009, respectively. The total amount of the minimum purchase requirements in 2004 was approximately $9.2 million, of which we incurred costs in excess of these minimums.

MCI Telecommunications Service Agreement

In April 2004, we entered into a settlement and release agreement with MCI. The 2004 settlement agreement resolved all outstanding disputed amounts relating to charges billed to us by MCI for telecommunication and other network services under numerous transmission agreements and an April 2000 settlement agreement previously entered into by the parties. Pursuant to its bankruptcy plan, MCI had rejected the April 2000 settlement agreement. On April 20, 2004, MCI emerged from bankruptcy. Following our withdrawal of filed proofs of claim with the bankruptcy court, MCI issued us credits against outstanding account balances and against future invoices for MCI services that we purchase under new telecommunications and digital service agreements with effective service terms of January 1, 2004. In accordance with SFAS No. 5, we had accrued a reasonable estimate for these disputed amounts and recorded a gain of approximately $1.4 million in cost of revenues on the consolidated statement of operations in connection with this settlement agreement.

Litigation and Claims

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc., who acquired our common stock upon our acquisition of Xpedite. Plaintiffs allege causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 23, 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation claim and the claim under Section 12. The Eleventh Circuit reversed and remanded for further proceedings on the Section 11 claim. On October 14, 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit by Order dated November 22, 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit by Order dated December 14, 2004. The case has now been remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which is pending. Also in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court. Those motions are also pending.

In December 2001, our subsidiary, Voice-Tel Enterprises, LLC, filed a complaint against Voice-Tel franchisees, JOBA, Inc. and Digital Communication Services, Inc. in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against us and our subsidiary, Premiere Communications, Inc. In January 2002, plaintiffs and third-party defendants filed responses and answers to the counterclaims and third-party complaint, and Voice-Tel filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. In July 2002, Voicecom Telecommunications, LLC, which is not our affiliate, was added as a party plaintiff in the lawsuit against JOBA and Digital. In March 2003, the court granted our motion for summary judgment, and dismissed PCI and us from the case. The court also granted partial summary judgment in favor of each of the parties, narrowing the claims for trial. In 2004, JOBA requested that the court reconsider an earlier ruling that precluded JOBA from amending its counterclaim to add a claim for alleged constructive termination of the franchise agreement by Voice-Tel. In September 2004, the court granted JOBA’s request for leave to amend its counterclaim to add a claim for alleged constructive termination of the franchise agreement. In December 2004, Voice-Tel and Voicecom moved the court to consolidate this case with another pending franchisor-franchisee dispute between Voicecom and JOBA. No date has been set for trial.

In March 2004, in a separate action, JOBA filed a third-party complaint against PCI, Voice-Tel and us. The claims were filed in a lawsuit pending in the State Court of Fulton County, Georgia, between JOBA, and its current franchisor, Voicecom, in which Voicecom sought a declaratory judgment with respect to its rights and/or responsibilities under an equipment, sales and service term sheet. Voice-Tel had served as the franchisor to JOBA from 1997 until March 2002, when Voicecom acquired substantially all of the assets of PCI and Voice-Tel, including the JOBA franchise agreement. The third-party claims by JOBA against PCI, Voice-Tel and us purport to arise out of the same transactions and occurrences that form the subject matter of litigation currently pending (or which had been dismissed) in federal court in the Northern District of Georgia. In April 2004, we answered and responded to the third-party complaint in State Court of Fulton County, and, among other things, filed motions to dismiss the third-party complaint, strike portions of the third-party complaint and stay proceedings. JOBA responded to our motions and filed certain offensive motions to which the third-party defendants responded and objected. No discovery has been taken in that case, and the court has not yet ruled on any pending motions. A hearing is scheduled on all pending motions on March 31, 2005.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P. informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our services. The letters also include an offer to us of a non-exclusive license to the Katz portfolio of patents. We are currently considering the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable and apply to certain of our services, we may seek a license from A2D. If we decide to seek such a license, it is uncertain as to the terms upon which we may be able to negotiate and obtain a license, if at all, as well as to the amount of the possible one-time and recurring license fees which we may be required to pay.

In September 2004, Captaris, Inc. filed suit against our subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ e-document delivery technology executed by the parties in September 2003. The agreements provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provide for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris seeks damages of in an unspecified amount, not less than $250,000, plus interest. We withheld this amount, which was the initial payment due in September 2004, from the amounts owing to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money is due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing and contractual warranties and anticipatory repudiation. We seek damages in an amount to be determined at trial.

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications’ subsidiary, Xpedite. The complaint alleges that we transmitted prerecorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each violation and injunctive relief. We have 30 days from the date of service to file an answer in this matter, and the court has scheduled a scheduling conference for May 27, 2005. We may be entitled to indemnification or contribution from other non-parties to this action. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain at this time.

The previously disclosed claims between our Data Communications’ subsidiary, Xpedite, and Cable &Wireless USA, Inc. have been resolved by the parties in connection with C&W’s bankruptcy case’s claim resolution process.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

19. INCOME TAXES

Income tax (benefit) provision from continuing operations for 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Current:
Federal	$1,024	$382	$—
State	2,687	355	997
International	3,774	4,592	(1,216)

	$7,485	$5,329	$(219)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2004	2003	2002
Deferred:
Federal	$15,959	$(1,550)	$2,192
State	996	—	(597)
International	(3,875)	(500)	—

	13,080	(2,050)	1,595

	$20,565	$3,279	$1,376

The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2004, 2003 and 2002 is as follows (in thousands):

	2004	2003	2002
Income taxes at federal statutory rate	$21,438	$10,683	$5,528
State taxes, net of federal benefit	1,746	355	997
Foreign taxes	584	1,766	(2,150)
Change in valuation allowance	—	—	(5,992)
Change in previous estimates	(3,628)	(9,526)	—
Other permanent differences	425	1	2,993

Income taxes at our effective rate	$20,565	$3,279	1,376

During 2004 and 2003, we reviewed our provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $3.3 million and $9.0 million, respectively. In addition, during the 2003, we utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. During the year ended December 31, 2002, we realized tax benefits of approximately $5.6 million of which approximately $1.0 million and $4.6 million were realized in the third and fourth quarters of 2002, respectively, due to changes in previous estimates. This $5.6 million tax benefit consisted of approximately $3.4 million related to foreign taxes and approximately $2.2 million related to revised estimates of deferred tax asset and liability values.

Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$13,248	$34,916
Intangible assets	3,282	3,501
Restructuring costs	2,176	5,286
Accrued expenses	8,671	4,996
Other tax credits	7,237	4,085
Capitalized software	287	—
Investments	—	43

	$34,901	$52,827

	2004	2003
Deferred tax liabilities:
Property and equipment	$(3,436)	$(2,087)
Capitalized software	—	(1,305)
Intangible assets	(2,903)	—
Other liabilities	(275)	(7,590)

	(6,614)	(10,982)
Valuation allowance	(7,120)	(10,386)

Deferred income taxes, net	$21,167	$31,459

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are required to estimate our taxes in each jurisdiction of operation. This process involves management estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The ultimate recognition of uncertain tax matters is realized in the period of resolution.

At December 31, 2004, we had federal income tax net operating loss carryforwards of approximately $26.2 million expiring in 2005 through 2023. The utilization of some of the net operating losses are subject to tax code section 382 limitations due to prior ownership changes. Tax benefits of approximately $4.1 million, $3.7 million and $1.2 million in 2004, 2003 and 2002, respectively, are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

We intend to reinvest the unremitted earnings of its non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for non-U.S. subsidiaries was recorded in the accompanying consolidated statements of earnings.

During the year ended December 31, 2004, our valuation allowance decreased by $3.3 million. The change was the result of several factors including a reassessment of the foreign net operating loss carryforward valuation allowance which resulted in a reduction in valuation allowance of $3.6 million and a reduction in the state operating loss carry forwards valuation of $1.1 million as a result of current year activity on the income reported for states for which a valuation allowance exists. To offset these reductions, an additional $1.4 million valuation allowance was places on certain tax credits claimed during the year.

20. STATEMENT OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	2004	2003	2002
Cash paid (received) during the year for:
Interest	$6,111	$12,535	$10,403
Income taxes, net	$3,344	$(4,948)	$(8,217)

Net cash paid for acquisitions, including costs and liabilities assumed	$98,227	$23,340	$701

During 2004, non-cash equity based compensation of $0.3 million which resulted from 28,757 restricted shares granted for sales incentive programs was recorded as part of selling and marketing expense in the statement of operations and has been included with non-cash equity based compensation on the cash flow statement.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities

During 2004 and 2003, we spent approximately $98.2 million and $23.4 million, respectively, on acquisitions accounted for as purchases. In total, these costs were allocated as follows and as applicable at the exchange rate on the date of the transaction (in thousands):

	2004	2003
Accounts receivable, net	$12,534	$3,879

Prepaids and other current assets	2,147	—
Property and equipment	5,864	3,431
Goodwill	68,631	—
Intangible assets	24,775	23,251
Long term assets	121	60

Total assets acquired	114,072	30,621

Current liabilities	(14,383)	(4,235)

Long term liabilities	(1,462)	(3,046)

Total liabilities assumed	(15,845)	(7,281)

Net assets acquired	$98,227	$23,340

In May 2004, we called for redemption of our outstanding 2008 convertible notes, which were all converted by the noteholders prior to the redemption date into approximately 12.7 million shares of our common stock in June 2004. In addition, all deferred financing costs of approximately $3.1 million associated with this debt were converted to equity.

We issued 405,241 shares of our common stock during 2002 at a value of $1.6 million to fund our discretionary employee contribution match under our 401(k) plan.

21. SEGMENT REPORTING

Our reportable segments align us into two business segments based upon service offerings. These segments are Conferencing & Collaboration and Data Communications.

One of Conferencing & Collaboration’s customers, IBM, accounted for a significant amount of revenue. Sales to that customer accounted for approximately 11% of consolidated revenues from continuing operations (24% of Conferencing & Collaboration segment revenue) in 2004, 11% of consolidated revenues from continuing operations (27% of Conferencing & Collaboration segment revenue) in 2003 and 12% of consolidated revenues from continuing operations (29% of Conferencing & Collaboration segment revenue) in 2002. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2005.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Year Ended December 31,
	2004	2003	2002
REVENUES:
Revenues from continuing operations:
Data Communications	$246.9	$223.8	$202.9
Conferencing & Collaboration	202.8	157.7	138.5
Eliminations	(0.3)	(0.2)	(0.1)

	$449.4	$381.3	$341.3

Revenues from discontinued operations:
Voicecom	—	—	15.8

	$449.4	$381.3	$357.1

INCOME (LOSS):
Income (loss) from continuing operations:
Data Communications.	$23.5	$27.8	$22.1
Conferencing & Collaboration	29.3	25.3	24.3
Unallocated corporate costs	(12.1)	(26.2)	(31.7)
Eliminations	—	—	(0.3)

	$40.7	$26.9	$14.4

Gain (loss) from discontinued operations:
Voicecom	1.2	(1.0)	(12.5)

Net income:	$41.9	$25.9	$1.9

	As of December 31,
	2004	2003	2002
IDENTIFIABLE ASSETS:
Data Communications	$236.9	$216.1	$190.5
Conferencing & Collaboration	158.5	78.9	75.5
Unallocated corporate costs	40.1	44.3	86.1

Total	$435.5	$339.3	$352.1

(1)	Eliminations are primarily comprised of revenue eliminations from business transacted between Data Communications and Conferencing & Collaboration.

Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2004	2003	2002
Data Communications	$15.3	$14.2	$13.1
Conferencing & Collaboration	10.1	8.4	7.5
Unallocated corporate costs	1.0	1.0	0.9

Total depreciation expense from continuing operations.	$26.4	$23.6	$21.5

Information concerning capital expenditures for each reportable segment is as follows (in millions):

	2004	2003	2002
Data Communications	$11.8	$10.2	$7.1
Conferencing & Collaboration	12.1	8.3	6.7
Unallocated corporate costs	0.9	—	—

Total capital expenditures from continuing operations.	$24.8	$18.5	$13.8

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents financial information based on our continuing geographic segments for the years ended December 31, 2004, 2003 and 2002 (in millions):

	Revenues	Operating Income	Identifiable Assets
2004
North America	$293.3	$46.1	$357.9
Europe	84.0	11.9	51.3
Asia Pacific	72.1	13.4	26.3

Total	$449.4	$71.4	$435.5

2003
North America	$246.9	$22.2	$272.4
Europe	69.4	10.8	38.6
Asia Pacific	65.0	4.2	28.3

Total	$381.3	$37.2	$339.3

2002
North America	$228.8	$20.5	$285.3
Europe	56.6	1.8	41.0
Asia Pacific	55.9	2.6	25.8

Total	$341.3	$24.9	$352.1

22. SUBSEQUENT EVENTS

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180.0 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, increases our existing $120 million line and will be available for working capital and expansion opportunities.

In February and March 2005, we repurchased an aggregate of 635,000 shares of our common stock in open market transactions under our stock repurchase program for approximately $6.5 million.

In February 2005, we announced that Conferencing & Collaboration signed a definitive agreement to acquire the conferencing services business of Citizens Communications, for approximately $41 million, net of working capital. This acquisition is expected to close late in the first quarter of 2005, and we plan to fund the purchase with our credit facility.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2004. Certain prior quarter results have been reclassified to conform with current period presentation. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year ended December 31, 2004
Revenues	$105,354	$111,553	$115,198	$117,266	$449,371
Operating income	15,701	17,550	18,911	19,232	71,394
Income (loss) from continuing operations	8,720	(40)	14,890	17,115	40,685
Income (loss) from continuing operations per share – basic	$0.15	$(0.00)	$0.21	$0.25	$0.63
Income from continuing operations for purposes of computing diluted net income per share	9,481	582	14,890	17,118	42,071
Income from continuing operations per share – diluted	$0.13	$0.01	$0.21	$0.25	$0.58
Net income	8,720	1,155	14,890	17,115	41,880
Net income per share - basic	$0.15	$0.02	$0.21	$0.24	$0.65
Net income from continuing operations for purposes of computing diluted net income per share	9,481	1,777	14,890	17,118	43,266
Net income (loss) per share - diluted	$0.13	$0.02	$0.21	$0.24	$0.60

Year ended December 31, 2003
Revenues	$89,220	$94,851	$96,101	$101,108	$381,280
Operating income	10,668	11,649	1,452	13,430	37,199
Income from continuing operations	4,779	6,754	8,050	7,330	26,913
Income from continuing operations per share – basic	$0.09	$0.13	$0.15	$0.13	$0.50
Income from continuing operations for purposes of computing diluted net income per share	4,779	6,754	8,375	7,978	27,886
Income from continuing operations per share – diluted	$0.09	$0.12	$0.13	$0.11	$0.45
Net income	4,779	6,673	7,155	7,330	25,937
Net income per share - basic	$0.09	$0.13	$0.13	$0.13	$0.48
Net income from continuing operations for purposes of computing diluted net income per share	4,779	6,673	7,480	7,978	26,910
Net income (loss) per share - diluted	$0.09	$0.12	$0.12	$0.11	$0.44

The results of operations in all the quarters in 2004 and 2003 include charges associated with some or all of the following; asset impairments, equity based compensation, restructuring costs, net legal settlements and related expenses and asset impairments and obligations – investments. For a further discussion of these charges and gains, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of December 31, 2004, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2004. The Report of Independent Registered Public Accounting Firm on their audit of management’s assessment of our internal control over financial reporting and their audit on the effectiveness of our internal control over financial reporting appears below. The Report of Independent Registered Public Accounting Firm on their audit of the consolidated financial statements is included at page 44.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Premiere Global Services, Inc.

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Premiere Global Services, Inc. and subsidiaries (the “Company” formerly PTEK Holdings, Inc.) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s Board of Directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 14, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia

March 14, 2005

Item 9.B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that we will file a definitive proxy statement pursuant to Regulation 14A for our 2004 annual meeting of shareholders not later than 120 days after the end of the fiscal year covered by this report.

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Election of Directors – Information Regarding Nominees and Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We adopted our Code of Conduct and Ethics which was approved by our board of directors and applies to all employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. This code is posted on our Website at www.premiereglobal.com. We will satisfy any disclosure requirements under Item 10 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by disclosing the nature of such amendment or waiver on our Website.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Election of Directors – Directors’ Compensation,” “Executive Compensation,” “Report of the Compensation Committee on Executive Compensation,” “Stock Performance Graph” and “Compensation Committee Interlocks and Insider Participation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to our proxy statement under “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to our proxy statement under “Audit Matters.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

	The financial statements listed in the index set forth in Item 8 of this report are filed as part of this report.

	2.	Financial Statement Schedules

	There are no financial statement schedules included in this report.

	3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.4	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.5	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.6	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.7	Asset Purchase Agreement dated February 16, 2005 by and among Clarinet, Inc., Premiere Global Services, Inc., American Teleconferencing Services, Ltd., Conference-Call USA, LLC and Citizens Communications Company.

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

Exhibit Number	Description
3.3	Articles of Amendment to Articles of Incorporation of PTEK Holdings, Inc., (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

3.4	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.5	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.6	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.7	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.8	Amendment No. 9 to Amended and Restated Bylaws of PTEK Holdings, Inc. (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A dated and filed on December 30, 2004 (No. 001-13577)).

4.7	Registration Rights Agreement, dated August 12, 2003, by and among the Registrant, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

10.1	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.2	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.3	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.4	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

Exhibit Number	Description
10.5	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite Systems, Inc. Registration Statement on Form S-I (No. 33-73258)).

10.6	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995).

10.7	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1996).

10.8	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.9	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). +

10.10	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.11	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.12	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.13	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.14	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.15	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

Exhibit Number	Description
10.16	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.17	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.18	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.19	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.20	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.21	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.22	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.72 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.23.	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.24	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.25	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.26	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.27	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.77 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.28	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description
10.29	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.30	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.31	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.32	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.33	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.34	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.35	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.36	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.86 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on January 27, 2004). +

10.37	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.87 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.38	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective May 30, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

10.39	Third Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

10.40	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

10.41	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective August 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003). +

Exhibit Number	Description
10.42	Amended and Restated Promissory Note effective September 1, 2003 payable to the Registrant by EasyLink Services Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.43	Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.44	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.45	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.46	PTEK Holdings, Inc. 401(k) Plan, Amendment and Restatement, effective December 31, 2001 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.47	First Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.48	Second Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002 (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.49	Credit Agreement dated June 30, 2004 among PTEK Holdings, Inc., as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.50	Security Agreement dated June 30, 2004 among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.51	Pledge Agreement dated June 30, 2004 among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.52	First Amendment to Employment Agreement dated August 24, 2004 by and between Xpedite Systems, Inc. and Travis Lee Provow (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 24, 2004 and filed August 27, 2004). +

10.53	Employment Letter dated September 30, 2004 by and between PTEK Holdings, Inc. and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on From 8-K dated September 30, 2004 and filed October 1, 2004). +

10.54	Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among Premiere Global Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.55	Premiere Global Services, Inc. 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004).

Exhibit Number	Description
10.56	Third Amendment to the Premiere Global Services, Inc. 401(k) Plan effective January 3, 2005. +

10.57	Fourth Amendment to Standard Office Lease effective March 1, 2005 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended.

10.58	Partial Termination of Lease and Mutual Release dated April 16, 2004 between Property Georgia OBJWL Two Corporation and Premiere Technologies, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended.

16.1	Letter from PricewaterhouseCooper LLP dated May 12, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2003 and filed on May 12, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.
+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premiere Global Services, Inc.

By:	/s/ Boland T. Jones
Boland T. Jones, Chairman of the Board and Chief Executive Officer

Date: March 14, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Boland T. Jones Boland T. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	March 14, 2005

/s/ Michael E. Havener Michael E. Havener	Chief Financial Officer (principal financial and accounting officer)	March 14, 2005

/s/ Raymond H. Pirtle, Jr. Raymond H. Pirtle, Jr.	Director	March 14, 2005

/s/ Jeffrey A. Allred Jeffrey A. Allred	President and Chief Operating Officer and Director	March 14, 2005

/s/ Jeffrey T. Arnold Jeffrey T. Arnold	Director	March 14, 2005

/s/ John R. Harris John R. Harris	Director	March 14, 2005

/s/ J. Walker Smith, Jr. J. Walker Smith, Jr.	Director	March 14, 2005

/s/ Wilkie S. Colyer Wilkie S. Colyer	Director	March 14, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among Premiere Technologies, Inc., Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger dated April 22, 1998 by and among the Company, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Membership Interests Purchase Agreement as of March 25, 2002 by and among Voicecom Telecommunications, LLC, the Registrant, Premiere Communications, Inc., Voice-Tel of Canada Ltd., Intellivoice Communications, LLC, Voice-Tel Enterprises, LLC and Voicecom Telecommunications, Inc. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.4	Bill of Sale and Assignment as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.5	Assignment and Assumption Agreement as of March 25, 2002 by and between Voicecom Telecommunications, LLC and Premiere Communications, Inc. (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K dated March 26, 2002 and filed on April 10, 2002).

2.6	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.7	Asset Purchase Agreement dated February 16, 2005 by and among Clarinet, Inc., Premiere Global Services, Inc., American Teleconferencing Services, Ltd., Conference-Call USA, LLC and Citizens Communications Company.

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Articles of Amendment to Articles of Incorporation of PTEK Holdings, Inc., (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

3.4	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.5	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Yearly Report on Form 10-K for the year ended December 31, 2001).

3.6	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

Exhibit Number	Description
3.7	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.8	Amendment No. 9 to Amended and Restated Bylaws of PTEK Holdings, Inc. (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

4.1	See Exhibits 3.1-3.3 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Shareholder Protection Rights Agreement dated June 23, 1998 between the Company and SunTrust Bank, Atlanta, as Rights Agent (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated June 23, 1998 and filed on June 26, 1998).

4.3	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form 8-A dated and filed on December 30, 2004 (No. 001-13577)).

4.7	Registration Rights Agreement, dated August 12, 2003, by and among the Registrant, CIBC World Markets Corp. and UBS Securities LLC (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K dated August 8, 2003 and filed on August 12, 2003).

10.1	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.2	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (No. 333-29787)).

10.3	Premiere Technologies, Inc., Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.4	Amendment No. 1 to the Premiere Technologies, Inc. Amended and Restated 1998 Stock Plan (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

10.5	Xpedite Systems, Inc. 1993 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite Systems, Inc. Registration Statement on Form S-I (No. 33-73258)).

10.6	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995).

10.7	Xpedite Systems, Inc. Non-Employee Directors’ Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1996).

10.8	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

Exhibit Number	Description
10.9	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theordore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). +

10.10	PTEK Holdings, Inc. 2000 Directors Stock Plan, as amended (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.11	PTEK Holdings, Inc. 1995 Stock Plan (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.12	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.13	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.14	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.15	Stock Pledge Agreement dated January 3, 2002 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.16	Promissory Note dated January 3, 2002 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.17	Agreement dated March 5, 2002 by and among the Registrant and Jeffrey M. Cunningham (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003). +

10.18	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.19	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit Number	Description
10.20	Promissory Note dated December 29, 1997 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.70 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.21	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.22	Promissory Note dated December 15, 1999 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.72 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.23.	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.24	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.25	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.26	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.27	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.77 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.28	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.29	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.30	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.31	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.32	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description
10.33	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.83 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.34	Promissory Note dated November 27, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.84 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.35	Stock Pledge Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.85 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.36	Restricted Stock Award Agreement dated December 28, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.86 to Amendment No. 2 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on January 27, 2004). +

10.37	Restricted Stock Award Agreement dated November 27, 2001 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.87 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.38	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective May 30, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

10.39	Third Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

10.40	Third Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant effective June 16, 2003 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

10.41	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective August 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003). +

10.42	Amended and Restated Promissory Note effective September 1, 2003 payable to the Registrant by EasyLink Services Corporation (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.43	Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.44	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.45	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.46	PTEK Holdings, Inc. 401(k) Plan, Amendment and Restatement, effective December 31, 2001 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.47	First Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

10.48	Second Amendment to the PTEK Holdings, Inc. 401(k) Plan, effective December 31, 2002 (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 and filed on March 15, 2004). +

Exhibit Number	Description
10.49	Credit Agreement dated June 30, 2004 among PTEK Holdings, Inc., as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.50	Security Agreement dated June 30, 2004 among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.51	Pledge Agreement dated June 30, 2004 among PTEK Holdings, Inc., American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.52	First Amendment to Employment Agreement dated August 24, 2004 by and between Xpedite Systems, Inc. and Travis Lee Provow (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 24, 2004 and filed August 27, 2004). +

10.53	Employment Letter dated September 30, 2004 by and between PTEK Holdings, Inc. and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on From 8-K dated September 30, 2004 and filed October 1, 2004). +

10.54	Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among Premiere Global Services, Inc., as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.55	Premiere Global Services, Inc. 2004 Long-Term Incentive Plan, as amended (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004).

10.56	Third Amendment to the Premiere Global Services, Inc. 401(k) Plan effective January 3, 2005. +

10.57	Fourth Amendment to Standard Office Lease effective March 1, 2005 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended.

10.58	Partial Termination of Lease and Mutual Release dated April 16, 2004 between Property Georgia OBJWL Two Corporation and Premiere Technologies, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended.

16.1	Letter from PricewaterhouseCooper LLP dated May 12, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 5, 2003 and filed on May 12, 2003).

21.1	Subsidiaries of the Registrant.

Exhibit Number	Description
23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

Confidential treatment has been granted. The copy on file as an exhibit omits the information subject to the confidentiality request. Such omitted information has been filed separately with the Commission.

+	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 14(b) of this report.