Form 10-Q
period 2005-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2005-05-06
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

COMMISSION FILE NUMBER: 001-13577

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2005
Common Stock, $0.01 par value	71,987,388 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$23,044	$25,882
Marketable securities, available for sale	—	576
Accounts receivable (less allowances of $5,694 and $5,706, respectively)	85,146	72,055
Prepaid expenses and other current assets	5,967	5,148
Deferred income taxes, net	13,651	17,706

Total current assets	127,808	121,367

PROPERTY AND EQUIPMENT, NET	72,901	74,050

OTHER ASSETS
Goodwill	230,447	192,147
Intangibles, net of amortization	43,342	40,590
Deferred income taxes, net	3,461	3,461
Other assets	4,274	3,861

	$482,233	$435,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$41,949	$37,337
Income taxes payable	8,924	8,968
Accrued taxes	6,651	6,700
Accrued expenses	38,744	40,192
Current maturities of long-term debt and capital lease obligations	272	37
Current portion of accrued restructuring costs	1,378	1,071

Total current liabilities	97,918	94,305

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	105,508	68,147
Accrued expenses	6,074	6,094

Total long-term liabilities	111,582	74,241

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 70,927,758 and 71,301,577 shares issued and outstanding in 2005 and 2004, respectively	709	713
Unrealized gain on marketable securities, available for sale	—	6
Additional paid-in capital	687,840	694,284
Unearned restricted share compensation	(4,248)	(4,187)
Notes receivable, shareholder	(5,747)	(5,662)
Cumulative translation adjustment	1,713	2,429
Accumulated deficit	(407,534)	(420,653)

Total shareholders’ equity	272,733	266,930

	$482,233	$435,476

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
Revenues	$127,264	$105,354

Operating Expenses
Cost of revenues (exclusive of depreciation shown separately below)	45,824	39,514
Selling and marketing	32,436	26,922
General and administrative	12,011	11,436
Research and development	2,566	2,506
Depreciation	6,552	6,577
Amortization	3,086	1,753
Restructuring costs	415	—
Equity based compensation	1,963	945

Total operating expenses	104,853	89,653

Operating income	22,411	15,701

Other (Expense) Income
Interest expense	(982)	(1,619)
Interest income	312	167
Loss on sale of marketable securities	(116)	(87)
Other, net	93	16

Total other (expense) income	(693)	(1,523)

Income from continuing operations before income taxes	21,718	14,178
Income tax expense	8,599	5,458

Income from continuing operations	$13,119	$8,720

Net income	$13,119	$8,720

BASIC EARNINGS:
Income from continuing operations	$13,119	$8,720

Net income	$13,119	$8,720

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	70,455	56,916

Basic earnings per share:
Continuing operations	$0.19	$0.15

Net income	$0.19	$0.15

DILUTED EARNINGS:
Income from continuing operations	$13,119	$9,481

Net income	$13,119	$9,481

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	71,804	73,194

Diluted earnings per share:
Continuing operations	$0.18	$0.13

Net income	$0.18	$0.13

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,119	$8,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	6,552	6,577
Amortization	3,086	1,753
Amortization of deferred financing costs	114	213
Loss on sale of marketable securities, available for sale	116	87
Deferred income taxes	4,059	3,846
Restructuring costs, net	138	(2,081)
Payments for discontinued operations	(268)	(457)
Equity based compensation	1,963	945
Gain on disposal of assets	(45)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,207)	(4,317)
Prepaid expenses and other	(780)	(1,164)
Accounts payable and accrued expenses	2,930	(5,174)

Total adjustments	7,658	228

Net cash provided by operating activities	20,777	8,948

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,000)	(5,905)
Business acquisitions	(45,615)	(1,896)
Sale of marketable securities	755	667
Purchase of marketable securities	(306)	—
Proceeds received on note receivable	—	800

Net cash used in investing activities	(52,166)	(6,334)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal proceeds under borrowing arrangements	48,400	—
Principal payments under borrowing arrangements and capital leases	(12,161)	(5,000)
Purchase of treasury stock, at cost	(10,156)	(3,493)
Exercise of stock options, net of tax	2,674	3,514

Net cash provided by (used in) financing activities	28,757	(4,979)

Effect of exchange rate changes on cash and cash equivalents	(206)	412

NET DECREASE IN CASH AND EQUIVALENTS	(2,838)	(1,953)
CASH AND EQUIVALENTS, beginning of period	25,882	23,946

CASH AND EQUIVALENTS, end of period	$23,044	$21,993

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. The principal unpaid balance at March 31, 2005 is $0.6 million.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business communications services and business process solutions. Our mission is to help our enterprise customers automate and simplify their critical processes with our communication technologies-based applications. Our Data Communications business segment (formally known as Xpedite) offers a comprehensive suite of data management and delivery solutions. Our Conferencing & Collaboration business segment (formally known as Premiere Conferencing) offers a broad spectrum of audio and Web-based collaboration services. The unaudited condensed consolidated balance sheet as of March 31, 2005, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U. S. for complete financial statements. The results of operations for the three months ended March 31, 2005, are not indicative of the results that may be expected for the full fiscal year of 2005 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Included in accounts receivable at March 31, 2005 and 2004 was earned but unbilled revenue of approximately $4.8 million and $3.4 million, respectively, at Conferencing & Collaboration. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For the three months ended March 31, 2005 and 2004, we capitalized approximately $1.1 million and $0.8 million, respectively, of software development costs. These capitalized costs are being depreciated on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed was approximately $0.8 million and $0.6 million in the three months ended March 31, 2005 and 2004, respectively.

Equity Based Compensation Plans

We account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Accordingly, no compensation expense has been recognized for stock awards (other than restricted stock awards, non-employee grants and variable and accelerated awards) issued under our stock-based compensation plans where the exercise price of such award is equal to the market price of our underlying common stock at the date of grant. We provide the additional disclosures required under SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

We have adopted the disclosure-only provision of SFAS No. 123. Had compensation expense for our stock option grants, except as described above, been determined based on the fair value at the grant date for awards in 2005 and 2004, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three months ended March 31 (in thousands, except per share data):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended
	2005	2004
Net income:
As reported	$13,119	$8,720
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	1,186	581
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,717)	(761)

Pro forma net income for calculating basic net income per share	$12,588	$8,540

Basic net income per share:
As reported	$0.19	$0.15
Pro forma	$0.18	$0.15
Pro forma net income for calculating basic net income per share	$12,588	$8,540
Adjustment for assumed conversion of 2008 convertible notes, net of tax	—	761

Pro forma net income for calculating diluted net income per share	$12,588	$9,301

Diluted net income per share:
As reported	$0.18	$0.13
Pro forma	$0.18	$0.13

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

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of March 31, 2005 and December 31, 2004, we had approximately $3.9 million and $4.0 million accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Basic and Diluted Net Income per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2005 and December 31, 2004, are contingent until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Diluted net income per share gives effect to all potentially dilutive securities. Our convertible subordinated notes, outstanding warrants, unvested restricted shares and stock options are potentially dilutive securities during the three months ended March 31, 2005 and 2004. In August 2003, we issued $85.0 million of 5% convertible subordinated notes due 2008. All of our 2008 convertible notes were called for redemption in May 2004 and converted into our common stock prior to the redemption date in June 2004 at a conversion price of approximately $6.6944 per share, or approximately 12.7 million shares. Prior to the conversion, at March 31, 2004, the conversion price was less than the market value of our common stock. As a result, the net income available to common shareholders is adjusted for the interest expense related to the assumed conversion on our 2008 convertible notes of approximately $0.8 million, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of our 2008 convertible notes. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, our 2008 convertible notes and the unvested restricted shares, computed as follows:

	Three Months Ended March 31,
	2005	2004
Total weighted-average shares outstanding – Basic	70,455,420	56,915,672
Add common stock equivalents:
Stock options	1,037,204	2,554,372
2008 convertible notes	—	12,697,181
Warrants	12,512	6,716
Unvested restricted shares	299,243	1,019,670

Total weighted-average shares outstanding – Diluted	71,804,379	73,193,611

Treasury Stock

All treasury stock transactions are recorded at cost. During the first quarter of 2005, we repurchased 635,000 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $6.5 million. In addition, we withheld approximately 340,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $3.6 million to the Internal Revenue Service on their behalf. During the first quarter of 2004, we repurchased 400,000 shares of our common stock in the open market pursuant to our stock repurchase program for approximately $3.5 million. We cancelled all shares of outstanding treasury stock in the quarter repurchased.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at March 31, 2005 and December 31, 2004. For the three months ended March 31, 2005 and 2004, total other comprehensive income was approximately $12.4 million and $8.9 million, respectively. Accumulated other comprehensive loss was $334.2 and $346.6 million at March 31, 2005 and December 31, 2004, respectively.

New Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of March 31, 2005, we had approximately 4.5 million granted stock options and 0.5 million granted restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable methods of valuing these options and the ability to discount the fair value of unvested restricted shares.

In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes” with regard to the tax deduction on qualified production activities provision within H.R. 4520, “The American Jobs Creation Act of 2004” that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. This act contains numerous provisions related to corporate and international taxation. In FSP 109-2, the FASB acknowledged that, due to the proximity of this act’s enactment date to many companies’ year-ends and the fact that numerous provisions within this act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of this act on their plans for repatriation or reinvestment of foreign earnings. Therefore, FSP 109-2 provided companies with a practical exception to the permanent reinvestment standards of SFAS No. 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under this act’s provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of this act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in this act.

Reclassifications

Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. Specifically in 2004, Data Communications’ customer service costs were reclassified from general and administrative expense to cost of revenues in the consolidated statement of operations following a management review of the functional operating costs in which it was determined that cost of revenues was a more appropriate classification for these expenses as well as more consistent with the historical practices of Conferencing & Collaboration. As a result, approximately $3.4 million of costs were reclassified for the quarter ended March 31, 2004.

Goodwill and Intangible Assets

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	March, 31, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$139,799	$(96,457)	$43,342	$133,976	$(93,386)	$40,590

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $9.9 million for the remainder of 2005, $10.7 million in both 2006 and 2007, $7.8 million in 2008, $3.9 million in 2009 and $0.3 million in 2010.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2004 and March 31, 2005 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2004	2005 Charge to Operations	Payments	Accrued Costs at March 31, 2005
Accrued restructuring costs:
Severance and exit costs	$114	$412	$83	$443
Contractual obligations	4,676	—	193	4,483

Accrued restructuring costs	$4,790	$412	$276	$4,926

Realignment of Workforce – 2005

During the first quarter of 2005, we executed the initial stages of a long-range plan to consolidate duplicative business processes and functions. This plan encompasses managing ourselves as one company under the Premiere Global Services name as opposed to separate companies under a holding company structure. As a result of the initial stages of this plan, we have recorded a charge for future severance costs of $0.4 million to ten notified employees in various European country-level finance functions in our Data Communications business segment. These functions will be augmented into a centralized European finance center. Management expects to pay these severances in 2005. We expect to incur restructuring costs in future reporting periods as various stages of this long-range plan are executed upon. The remaining balance in this accrual at March 31, 2005 is $0.4 million.

Realignment of Workforce – 2003

During the third and fourth quarters of 2003, we executed a plan to reduce annual operating expenses through a reduction in personnel costs related to our operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to us, net of estimated sublease payments. The plan eliminated, through a reduction in workforce, approximately 135 employees across both business segments and at Corporate.

On a business segment basis, Data Communications recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the first quarter of 2005 and 2004, Data Communications paid approximately $0.0 million and $1.4 million, respectively, related to severance and exit costs and $0.2 million and $0.3 million, respectively, in contractual obligations. A majority of the contractual obligations relate to a Data Communications real property lease which expires in 2016, and, as such, approximately $3.5 million of this liability has been classified in long-term accrued expenses on the balance sheet at March 31, 2005. The remaining restructuring reserve was approximately $4.4 million at March 31, 2005, which is expected to be paid at approximately $0.4 million per year through the expiration of the lease term 2016. Conferencing & Collaboration recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. Corporate recorded a charge of approximately $0.7 million relating to severance obligations due to our former chief legal officer. Conferencing & Collaboration and Corporate paid the remaining restructuring costs during the year ended December 31, 2004 and do not expect any further payments related to these costs.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Data Communications and Corporate terminated employees pursuant to a plan to reduce headcount and sales and administration costs. During the first quarter of 2005 and 2004, we paid approximately $0.1 million, in severance costs related to this plan. At March 31, 2005, the remaining accrual was approximately $10,000 which will be paid in the second quarter of 2005.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4. MARKETABLE SECURITIES, AVAILABLE FOR SALE

During 2005 and 2004, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the three months ended March 31, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of March 31, 2005, we do not hold any marketable securities of companies that are publicly traded.

5. ACQUISITIONS

We have acquired complementary companies that increased our market share and brought us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Data Communications

In February 2004, Data Communications acquired substantially all of the assets and assumed certain liabilities of Adval Communications and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider, for a total purchase price of $1.5 million. We paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through existing working capital. We followed SFAS No. 141 and approximately $0.4 million of the aggregate purchase price has been allocated to acquire working capital and $1.1 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

Conferencing & Collaboration

On March 15, 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web-conferencing services business of Citizens Communications, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and expect to pay $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.4 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $35.0 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS 142).

Unaudited Pro Forma Information

The following unaudited pro forma financial information gives effect as if all 2004 and 2005 acquisitions, which were deemed individually immaterial but material in the aggregate under SFAS No. 141 (but were not deemed significant individually or in the aggregate under Regulation S-X), had been acquired at the beginning of fiscal 2004 and are estimated to be (in thousands):

	Three Months Ended March 31,
	2005	2004
Revenues	$132,170	$127,662

Net income (loss)	13,682	10,995
Basic net income (loss) per share	$0.19	$0.19
Adjusted net income (loss)	13,682	11,756
Diluted net income (loss) per share	$0.19	$0.16

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The pro forma results include amortization of the acquired intangibles and the interest expense on the line of credit borrowing used to fund these acquisitions as of January 1, 2004. The pro forma information is provided for illustrative purposes only and is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

6. INDEBTEDNESS

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at March 31, 2005 is $0.6 million.

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, amended our existing $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. At March 31, 2005, we believe that we were in compliance with all covenants under our line of credit. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At March 31, 2005, our interest rate on 30-day LIBOR loans was 4.12%. As of March 31, 2005, we had approximately $104.8 million of borrowings outstanding and $0.7 million in letters of credit outstanding under our line of credit.

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at March 31, 2005 is $0.4 million.

At March 31, 2005, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and a capital lease obligation for network equipment at Data Communications.

7. EQUITY BASED COMPENSATION CHARGES

In the first quarter of 2005, we recognized approximately $2.0 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $0.6 million related to restricted stock issued to employees, $1.1 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer, $0.1 million related to payroll taxes on the vesting of executives’ restricted stock grants, $0.1 million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options and $0.1 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. At March 31, 2005, there were approximately 172,000 options outstanding that will remain subject to variable accounting until such options are exercised, are forfeited or expire unexercised. Of the restricted shares issued in 2004 and 2005, approximately $4.2 million remained unvested at March 31, 2005 and are classified as “Unearned restricted share compensation” on the condensed consolidated balance sheet. Assuming all employees who received restricted stock remain with us through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued will be approximately $1.4 million for the remainder of 2005, and $1.4 million, $1.1 million, $0.3 million and $0.1 million in 2006, 2007, 2008 and 2009, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the first quarter of 2004, we recognized approximately $0.9 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $0.6 million related to non-cash stock compensation expense for restricted shares issued to employees, $0.1 million related to restricted shares issued to certain members of executive management, $0.1 million related to vesting of options exchanged for restricted shares in 2001 and $0.1 million was recorded because the market value of our common stock was greater than the exercise price of a portion of the options.

8. COMMITMENTS AND CONTINGENCIES

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

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc., who acquired our common stock upon our acquisition of Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 23, 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation claim and the claim under Section 12. The Eleventh Circuit reversed and remanded for further proceedings on the Section 11 claim. On October 14, 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit by Order dated November 22, 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit by Order dated December 14, 2004. The case has now been remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which is pending. Also in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court. Those motions are also pending.

In December 2001, our subsidiary, Voice-Tel Enterprises, LLC, filed a complaint against Voice-Tel franchisees, JOBA, Inc. and Digital Communication Services, Inc. in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against us and our subsidiary, Premiere Communications, Inc. In January 2002, plaintiffs and third-party defendants filed responses and answers to the counterclaims and third-party complaint, and Voice-Tel filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. In July 2002, Voicecom Telecommunications, LLC, which is not our affiliate, was added as a party plaintiff in the lawsuit against JOBA and Digital. In March 2003, the court granted our motion for summary judgment, and dismissed PCI and us from the case. The court also granted partial summary judgment in favor of each of the parties, narrowing the claims for trial. In 2004, JOBA requested that the court reconsider an earlier ruling that precluded JOBA from amending its counterclaim to add a claim for alleged constructive termination of the franchise

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

agreement by Voice-Tel. In September 2004, the court granted JOBA’s request for leave to amend its counterclaim to add a claim for alleged constructive termination of the franchise agreement. Thereafter, the parties filed motions and cross-motions for partial summary judgment on the constructive termination claims. In December 2004, Voice-Tel and Voicecom moved the court to consolidate this case with another pending franchisor-franchisee dispute between Voicecom and JOBA. No date has been set for trial.

In March 2004, in a separate action in the Superior Court of Fulton County, Georgia, JOBA filed a third-party complaint against PCI, Voice-Tel and us, which contained claims that were substantially similar to the claims which were pending or which had been dismissed in the U.S. District Court for the Northern District of Georgia. On March 29, 2005, this state court action was voluntary dismissed without prejudice.

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

In September 2004, Captaris, Inc. filed suit against our subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ e-document delivery technology executed by the parties in September 2003. The agreements provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provide for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris seeks damages of an unspecified amount, not less than $250,000, plus interest. We withheld this amount, which was the initial payment due in September 2004, from the amounts owing to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money is due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. We seek damages in an amount to be determined at trial. The court has scheduled a non-jury trial for June 5, 2006, and the parties have begun the discovery process. The outcome of this litigation is uncertain at this time.

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each violation and injunctive relief. On April 4, 2005, we filed a notice of removal of this case to federal court. On April 11, 2005, we filed our answer and counterclaim and a partial motion to dismiss. On April 20, 2005, we filed a motion to consolidate this case with a separate state action filed by the plaintiff against us and two other defendants alleging violations of the same statutes as those at issue in the purported class action. Also, on April 20, 2005, plaintiff filed a motion to remand the case back to state court. These motions are pending. The court has scheduled a hearing on the partial motion to dismiss for July 18, 2005. We may be entitled to indemnification or contribution from other non-parties to this action. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain at this time.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9. SEGMENT REPORTING

Our reportable segments align us into two business segments based upon service offerings. These segments are Data Communications and Conferencing & Collaboration.

One of Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), accounted for a significant amount of revenue. Sales to that customer accounted for approximately 9% of consolidated revenues from continuing operations (19% of Conferencing & Collaboration’s revenue) in the first quarter of 2005, and approximately 11% of consolidated revenues from continuing operations (27% of Conferencing & Collaboration’s revenue) in the first quarter of 2004. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 4% to 5% of consolidated revenues in 2005.

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended March 31,
	2005	2004
Revenues:
Revenues from continuing operations:
Data Communications	$65.3	$60.2
Conferencing & Collaboration	62.0	45.2
Eliminations	(0.0)	(0.0)

	$127.3	$105.4

Income (loss):
Income (loss) from continuing operations:
Data Communications	$6.1	$6.6
Conferencing & Collaboration	9.7	7.8
Unallocated corporate costs	(2.7)	(5.7)

	$13.1	$8.7

	March 31, 2005	December 31, 2004
Identifiable Assets:
Data Communications	$251.1	$236.9
Conferencing & Collaboration	210.9	158.5
Unallocated corporate costs	20.2	40.1

	$482.2	$435.5

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended March 31,
	2005	2004
Revenues from continuing operations:
North America	$81.8	$67.9
Europe	26.8	19.5
Asia Pacific	18.7	18.0

	$127.3	$105.4

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10. SUBSEQUENT EVENTS

In April 2005, our chief executive officer, Boland T. Jones, repaid approximately $2.0 million of his outstanding loans to us with proceeds from sales of his stock pursuant to a previously announced plan established in accordance with Section 10b5-1 of the Securities Exchange Act of 1934, as amended. The principal amount outstanding under all remaining loans owed to us by Mr. Jones, which are classified as “Notes receivable, shareholder” on the face of the condensed consolidated balance sheet, is approximately $3.8 million as of May 2, 2005.

In April and May 2005, we repurchased an aggregate of 283,000 shares of our common stock in the open market for approximately $3.1 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global outsource provider of business communications services and business process solutions. Our mission is to help our enterprise customers automate and simplify their critical business processes with our communication technologies-based applications. Our Data Communications business segment offers a comprehensive suite of data management and delivery solutions. Our Conferencing & Collaboration business segment offers a broad spectrum of audio and Web-based collaboration services.

In the first quarter of 2005, we continued to focus on revenue growth, both organically, including through growth in our transactional and Web-based services and in international revenues, as well as through accretive acquisitions. In addition, we remained focused on reducing our operating costs to generate additional earnings through cost savings initiatives, including re-negotiations of our telecommunications service provider contracts and network consolidation at both business segments.

Key highlights of our financial and strategic accomplishments for the three months ended March 31, 2005 include:

•	Grew Data Communications revenue by 8.5% from the prior year period to $65.3 million

•	Increased Conferencing & Collaboration revenue by 37.1% from the prior year period to $62.0 million

•	Increased transactional and new media data communications revenue by 30.5% from the prior year period

•	Grew Web-based collaboration revenue by 107.8% from the prior year period

•	Generated $20.3 million of cash flow from operating activities, up 126.4% from the prior year period

•	Repurchased 635,000 shares of our common stock in the open market

•	Expanded our bank line of credit borrowing limit to $180 million

•	Completed Conferencing & Collaboration’s acquisition of the conferencing services business of Citizens Communications

At the beginning of 2005, we adopted a single brand, Premiere Global Services, for both of our segments to better reflect our business focus and transferred the listing of our common stock to the New York Stock Exchange. We intend to continue offering innovative services and implementing open access to our communications technologies platform via standard protocols. In addition, we intend to continue using our improved liquidity to take advantage of consolidation opportunities in the industries in which we compete, such as our acquisition of the conferencing services business of Citizens Communications. We believe that these efforts will assist us in our 2005 focus to continue to increase our market share.

The results of operations for the three months ended March 31, 2005, are not indicative of the results that may be expected for the full fiscal year of 2005 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

The following table presents selected financial information regarding our operating segments for the periods presented (in millions):

	Three Months Ended March 31,
	2005	2004
Revenues:
Revenues from continuing operations:
Data Communications	$65.3	$60.2
Conferencing & Collaboration	62.0	45.2
Eliminations	(0.0)	(0.0)

	$127.3	$105.4

Income (loss):
Income (loss) from continuing operations:
Data Communications	$6.1	$6.6
Conferencing & Collaboration	9.7	7.8
Unallocated corporate costs	(2.7)	(5.7)

	$13.1	$8.7

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended March 31,
	2005	2004
Revenues from continuing operations:
North America	$81.8	$67.9
Europe	26.8	19.5
Asia Pacific	18.7	18.0

	$127.3	$105.4

ANALYSIS

Revenues

Consolidated revenues increased 20.8% to $127.3 million for the three months ended March 31, 2005 compared with $105.4 million for the same period in 2004. On a reportable segment basis:

•

For the three months ended March 31, 2005 and 2004, respectively, Data Communications revenue was 51.3% and 57.1% of consolidated revenues. For the three months ended March 31, 2005 and 2004, Data Communications experienced an 8.5% increase in revenue from $60.2 million to $65.3 million. These increases were due to growth in international revenue of $5.7 million, or 19.9%, for the three months ended March 31, 2005, compared to the comparable period in 2004. This was offset by a decline in North America revenue of $0.5 million, or 1.7%, for the three months ended March 31, 2005, respectively, compared to the comparable period in 2004. The decline in North American revenue was attributable to continuing declines in broadcast fax revenue which we expect to continue into the foreseeable future as this service offering begins to represent a smaller percentage of our service revenue mix. Broadcast fax revenue represented 48.7% and 55.9% of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. The weakening of the U.S. dollar in relation to currencies in which Data Communications conducts business contributed to the international growth for the three months ended March 31, 2005. Total billable minutes increased 20% to 949.2 million for the three months ended March 31, 2005 from 791.1 million minutes for the comparable periods in 2004. The increase in revenue and billable minutes is primarily attributable to growth in Data Communications transactional and DocuManager services, revenue associated with a long-term system integration project and the acquisitions of Unimontis in May 2004 and I-Media in December 2004.

•	For the three months ended March 31, 2005 and 2004, respectively, Conferencing & Collaboration revenue was 48.7% and 42.9% of consolidated revenues. For the three months ended March 31, 2005 and 2004, Conferencing & Collaboration experienced a 37.1% increase in revenue from $45.2 million to $62.0 million. This increase was due to growth in North America revenue of $14.4 million, or 39.9%, for the three months ended March 31, 2005 compared to the comparable periods in 2004. International revenue growth was $2.3 million, or 25.9%, for the three months ended March 31, 2005 compared to the comparable period in 2004. The weakening of the U.S. dollar in relation to currencies in which Conferencing & Collaboration conducts business also contributed to the international revenue growth for the three months ended March 31, 2005. Total billable minutes increased 42.7% to 598.3 million for the three months ended March 31, 2005 from 419.0 million minutes for the comparable period in 2004. The increase in revenue and billable minutes is primarily attributable to growth in our ReadyConference® Plus and Web conferencing services and the acquisition of Resource Communications, Inc. in April 2004, ClearOne in July 2004, Connect-us in September 2004, CCS in November 2004 and Citizens Conferencing in March 2005.

For the three months ended March 31, 2005, consolidated geographic regional revenues increased in North America to $81.8 million from $67.9 million for the comparable period in 2004. For the three months ended March 31, 2005, regional revenues in Europe increased to $26.8 million from $19.5 million for the same period in 2004. For the three months ended March 31, 2005, regional revenues in Asia Pacific increased to $18.7 million from $18.0 million for the same period in 2004. We experienced revenue growth in all regions as a result of the continued organic expansion of both Data Communications and Conferencing & Collaboration, the acquisitions of Adval, RCI, Unimontis, Clearone, Connect-Us and I-Media, and the continued weakening of the U.S. dollar to the major currencies in which Data Communications and Conferencing & Collaboration conduct business. We expect regional expansion in North America, Europe and Asia Pacific regions to continue.

Cost of revenues

Consolidated cost of revenues increased 16.0% to $45.8 million from $39.5 million and decreased to 36.0% from 37.5% of consolidated revenues, for the three months ended March 31, 2005 and 2004, respectively. The decrease in cost of revenues as a percentage of revenues from 2004 to 2005 is the result of our contract re-negotiations with telecommunications service providers and network consolidation at both Data Communications and Conferencing & Collaboration. This resulting decrease is evidenced by an increase in our network costs of $0.6 million compared to a revenue increase of $21.9 million. These costs savings were offset in part by reductions in the average selling price per minute of the service offerings of both Data Communications and Conferencing & Collaboration. We expect cost of revenues as a percentage of revenues to remain stable or to slightly decline as a result of continued contract re-negotiations with our telecommunications service providers, continued network consolidation and our introduction of new technologies. Data Communications cost of revenues represented $24.9 million, or 38.1%, and $21.9 million, or 36.5%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. Conferencing & Collaboration cost of revenues represented $21.0 million, or 33.9%, and $17.6 million, or 38.9%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. The increase in Data Communications cost of revenues as a percentage of business segment revenues is the result of the acquisition of I-Media, efforts to strengthen and stabilize its operating platform and costs recognized as a result of its long-term system integration project, offset in part by telecommunications network cost reductions. The decrease in Conferencing & Collaboration cost of revenues as a percentage of business segment revenues is associated with the integration of various acquisitions and telecommunications network cost reductions, offset in part by a reduction in the average selling price per minute of operator-assisted services offered to IBM as part of a three-year contract renewal for our operator-assisted services.

Selling and marketing

Consolidated selling and marketing costs increased to $32.4 million, or 25.5%, from $26.9 million, or 25.6%, of consolidated revenues, for the three months ended March 31, 2005 and 2004, respectively. The growth in selling and marketing costs and the consistency in the percentage of revenues is the result of increased direct selling headcount, indirect selling channel expansion, acquisitions and costs associated with marketing programs to promote new service offerings. We expect selling and marketing expenses as a percentage of revenues will continue to grow as IBM becomes a smaller percentage of our consolidated revenues. IBM represented approximately 9% and 11% of revenues for the three months ended March 31, 2005 and 2004, respectively. Selling and marketing costs related to IBM as a percentage of revenue are significantly lower than for our other customers. We continue to re-invest in selling and marketing resources to expand distribution channels and geographic reach for our various service offerings. Data Communications selling and marketing costs represented $16.7 million, or 25.5%, and $16.4 million, or 27.2%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. Conferencing & Collaboration selling and marketing costs represented $15.8 million, or 25.4%, and $10.5 million, or 23.3%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively.

Research and development

Consolidated research and development costs increased 2.0% to $2.6 million from $2.5 million and decreased to 2.0% from 2.4% of consolidated revenues, for the three months ended March 31, 2005 and 2004, respectively. Data Communications research and development costs represented $1.9 million, or 2.9%, and $1.9 million, or 3.2%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. Conferencing & Collaboration research and development costs represented $0.7 million, or 1.1%, and $0.6 million, or 1.2%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively.

General and administrative

Consolidated general and administrative costs increased 5.0% to $12.0 million from $11.4 million and decreased to 9.4% from 10.9% of consolidated revenues, for the three months ended March 31, 2005 and 2004, respectively. General and administrative costs as a percentage of revenues have declined as a result of our cost management efforts to maintain general and administrative costs at historical levels and to leverage the semi-fixed cost nature of these costs over higher revenues. Data Communications general and administrative costs represented $5.0 million, or 7.6%, and $5.1 million, or 8.5%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. Conferencing & Collaboration general and administrative costs represented $3.9 million, or 6.3%, and $3.3 million, or 7.4%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. Unallocated corporate general and administrative expense represented $3.1 million and $3.0 million for the three months ended March 31, 2005 and 2004, respectively.

Depreciation

Consolidated depreciation costs were $6.6 million, or 5.1%, and $6.6 million, or 6.2%, of consolidated revenues, for the three months ended March 31, 2005 and 2004, respectively. Depreciation costs as a percentage of revenues have declined with investments made in our infrastructure to meet growth in our businesses and our efforts to find more cost-effective ways to provide for our capacity needs through the use of new technologies. Data Communications depreciation costs represented $3.7 million, or 5.7%, and $3.8 million, or 6.4%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. Conferencing & Collaboration depreciation costs represented $2.6 million, or 4.2%, and $2.4 million, or 5.3%, of business segment revenue for the three months ended March 31, 2005 and 2004, respectively. Unallocated corporate depreciation expense represented $0.2 million and $0.4 million for the three months ended March 31, 2005 and 2004, respectively.

Amortization

Consolidated amortization costs increased 76% to $3.1 million from $1.8 million and increased to 2.4% from 1.7% of consolidated revenues, for the three months ended March 31, 2005 and 2004, respectively. Amortization expense has increased as a result of the implementation of our strategy to increase market share by taking advantage of consolidation opportunities, including from our acquisitions of Adval, RCI, Unimontis, ClearOne, Connect-Us, CCS and I-Media.

Restructuring costs

During the three months ended March 31, 2005, we executed the initial stages of a long-range plan to consolidate duplicative business processes and functions. This plan encompasses managing ourselves as one company under the Premiere Global Services name as opposed to separate companies under a holding company structure. As a result of the initial stages of this plan, we have recorded a charge for future severance costs of $0.4 million to ten notified employees in various European country-level finance functions in the Data Communications business segment. These functions will be augmented into a centralized European finance center. Management expects to pay these severances in 2005. Estimated annual savings from this initial restructuring is expected to be approximately $0.6 million. We expect to incur restructuring costs in future reporting periods as various stages of the long-range plan are executed.

Equity based compensation

Consolidated equity-based compensation increased to $2.0 million from $0.9 million for the three months ended March 31, 2005 and 2004, respectively. The increase in 2005 is primarily the result of restricted stock issued to employees and restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer. The majority of our restricted stock grants have vesting periods of three to five years.

Interest expense

Net interest expense decreased to $0.7 million from $1.5 million for the three months ended March 31, 2005 and 2004, respectively. Interest expense, net decreased as a result of the repurchase and redemption of a portion of our 2004 convertible notes in the third quarter 2004 and the conversion of our 2008 convertible notes in the second quarter of 2004, offset by the interest expense associated with amounts outstanding on our line of credit. Average debt outstanding during the three months ended March 31, 2005 and 2004 was $87.7 million and $104.3 million, respectively.

Loss on sale of marketable securities

Loss on marketable securities was $0.1 million for each of the three months ended March 31, 2005 and 2004, respectively. During 2004 and 2005, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the three months ended March 31, 2005, we sold the remaining shares of these investment securities at December 31, 2004 for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of March 31, 2005, we do not hold any marketable securities of companies that are publicly traded.

Other, net

Other, net was $0.1 million and $16,000 for the three months ended March 31, 2005 and 2004, respectively. Other, net was comprised primarily of foreign exchange gains and losses associated the settlement of transactions in currencies other than the currency in which they were originally executed.

Effective income tax rate

For the three months ended March 31, 2005, our effective income tax rate varied from the statutory rate, primarily as a result of non-deductible executive compensation expenses. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

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

Acquisitions

We have acquired companies that increased our market share and brought us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Data Communications

In November 2004, Data Communications acquired all of the outstanding stock of I-Media and its affiliates, a facsimile and e-mail messaging service provider in France and Spain. We paid approximately $24.0 million in cash at closing and $1.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $5.9 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $2.9 million has been allocated to severance and certain other acquisition liabilities, $0.5 million has been allocated to a non-compete agreement which is being amortized over a one-year period and $4.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.4 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer lists. The residual $18.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In May 2004, Data Communications, through its local subsidiary, acquired all of the outstanding stock of Unimontis and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and will pay an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141 and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, approximately $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Conferencing & Collaboration

On March 15, 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web-conferencing services business of Citizens Communications, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and expect to pay $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.4 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $35.0 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS 142).

In November 2004, Conferencing & Collaboration acquired all of the outstanding stock of CCS, a U.S.-based provider of audio and Web-conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.6 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-complete and customer lists. The residual $11.8 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS 142).

In September 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Connect-us, a U.S.-based provider of audio and Web-conferencing services. We paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $1.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.6 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $7.0 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne, a U.S.-based provider of audio and Web-conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.5 million has been allocated to acquired fixed assets and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.9 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In April 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of RCI, a U.S.-based provider of audio and Web-conferencing services and broadcast messaging services. We paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.4 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.4 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In July 2003, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Affinity Conferencing, a former reseller of our Conferencing & Collaboration services. We were required to pay a minimum of approximately $0.3 million up to a maximum of approximately $0.5 million in cash purchase price over a one-year earn-out period based on the achievement of specified revenue targets. In July 2004, the earn-out targets were achieved, and the purchase price was adjusted $0.2 million in accordance with SFAS No. 141. We funded the purchase through existing working capital.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2005, we had $23.0 million in cash and cash equivalents compared to $25.9 million at December 31, 2004. Cash balances residing outside of the U.S. at March 31, 2005 were $21.9 million compared to $18.8 million at December 31, 2004. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At March 31, 2005, we had approximately $74.5 million of availability under our line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

Net cash provided by operating activities from continuing operations totaled approximately $20.8 million for the three months ended March 31, 2005, compared to cash provided by continuing operations of approximately $8.9 million for the same period in 2004. The increase in operating cash flow is attributable to increased net income from continuing operations for the three months ended March 31, 2005 compared to the same period in 2004, reduced restructuring costs, reduced discontinued operations costs and favorable changes in accounts payable and accrued expenses, offset in part by increased receivables balances attributable to revenue growth increasing current receivables not yet due as of March 31, 2005.

Cash used in investing activities

Cash used in investing activities from continuing operations totaled $52.2 million for the three months ended March 31, 2005, compared to cash used in investing activities from continuing operations totaling $6.3 million for the same period in 2004. The principal uses of cash from investing activities for the three months ended March 31, 2005 included $7.0 million of capital expenditures, $0.3 million of purchases of marketable securities and $43.6 million for the acquisition of the conferencing business of Citizens Communications. These uses were offset slightly by cash proceeds from the sale of marketable securities of $0.8 million. The principal uses of cash in investing activities in the three months ended March 31, 2004 include approximately $5.9 million for capital expenditures, $0.3 million for payment of the deferred purchase price of C&W and $1.5 million for the acquisition of Adval.

Cash provided by/used in financing activities

Cash provided by financing activities from continuing operations for the three months ended March 31, 2005 totaled $28.8 million compared with cash used in financing activities from continuing operations of $5.0 million for the same period in 2004. Cash provided by financing activities for the three months ended March 31, 2005 included $36.2 million of net borrowings on our line of credit to fund acquisition activities and $2.7 million of proceeds from stock option exercises, offset by treasury stock purchases of $10.2 million. Cash used in financing activities for the three months ended March 31, 2004 were the result of a principal payment of $5.0 million on our line of credit and $3.5 million of treasury stock purchases, offset in part by $3.5 million of proceeds from stock option exercises.

Off-balance sheet arrangements

As of March 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

We recorded provisions for certain state sales tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5. “Accounting for Contingencies” (SFAS No. 5). Historically, we have not assessed to our Conferencing & Collaboration customers these sales taxes or remitted those sales taxes to various state jurisdictions. As of March 31, 2005 and December 31, 2004, we had approximately $5.7 million accrued for this potential exposure comprised of sales taxes, penalties and interest. This amount is classified as “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for this potential exposure. In the event that actual results differ from these estimates, we may need to adjust sales tax accounts which could materially impact our financial condition and results of operations.

Income taxes

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5. As of March 31, 2005 and December 31, 2004, we had approximately 3.9 million and $4.0 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at March 31, 2005 is $0.6 million.

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, amended our existing $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. At March 31, 2005, we believe that we were in compliance with all covenants under our line of credit. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At March 31, 2005, our interest rate on 30-day LIBOR loans was 4.12%. As of March 31, 2005, we had approximately $104.8 million of borrowings outstanding and $0.7 million in letters of credit outstanding under our line of credit.

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at March 31, 2005 is $0.4 million.

At March 31, 2005, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and a capital lease obligation for network equipment at Data Communications.

Liquidity

As of March 31, 2005, we had $23.0 million of cash and cash equivalents. We generated positive operating cash flows from each of our business segments for the three months ended March 31, 2005. Each business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, to fund research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have drawn on our line of credit in order to fund certain acquisitions. At March 31, 2005, we had $74.5 million of undrawn available credit on our line of credit.

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

SUBSEQUENT EVENTS

In April 2005, our chief executive officer, Boland T. Jones, repaid approximately $2.0 million of his outstanding loans to us with proceeds from sales of his stock pursuant to a previously announced plan established in accordance with Section 10b5-1 of the Securities Exchange Act of 1934, as amended. The principal amount outstanding under all remaining loans owed to us by Mr. Jones, which are classified as “Notes receivable, shareholder” on the face of the condensed consolidated balance sheet, is approximately $3.8 million as of May 2, 2005.

In April and May 2005, we repurchased an aggregate of 283,000 shares of our common stock in the open market for approximately $3.1 million.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	revenue recognition

•	allowance for uncollectible accounts receivable

•	goodwill and other intangible assets

•	income taxes

•	investments

•	restructuring costs

•	legal contingencies

For a detailed discussion on the application of these accounting policies, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of March 31, 2005, we had approximately 4.5 million granted stock options and 0.5 million granted restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable methods of valuing these options and the ability to discount the fair value of unvested restricted shares.

In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes” with regard to the tax deduction on qualified production activities provision within H.R. 4520, “The American Jobs Creation Act of 2004” that was enacted on October 22, 2004. FSP 109-2 provides guidance on a special one-time dividends received deduction on the repatriation of certain foreign earnings to qualifying U.S. taxpayers. This act contains numerous provisions related to corporate and international taxation. In FSP 109-2, the FASB acknowledged that, due to the proximity of this act’s enactment date to many companies’ year-ends and the fact that numerous provisions within this act are complex and pending further regulatory guidance, many companies may not be in a position to assess the impacts of this act on their plans for repatriation or reinvestment of foreign earnings. Therefore, FSP 109-2 provided companies with a practical exception to the permanent reinvestment standards of SFAS No. 109 and APB No. 23 by providing additional time to determine the amount of earnings, if any, that they intend to repatriate under this act’s provisions. We are not yet in a position to decide whether, and to what extent, we might repatriate foreign earnings to the U.S. Therefore, under the guidance provided in FSP 109-2, no deferred tax liability has been recorded in connection with the repatriation provisions of this act. We are currently analyzing the impact of the temporary dividends received deduction provisions contained in this act.

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to compete based on price and against our existing and future competitors

•	Our ability to respond to rapid technological change and the development of alternatives to our services

•	Market acceptance of new services and enhancements to existing services

•	Costs or difficulties related to the integration of any new or acquired businesses and technologies

•	Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks

•	Our ability to increase our network capacity to meet customer demands

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services

•	Our ability to increase revenues from existing or new Conferencing & Collaboration customers to make up for lost revenues from one of our historically largest customers

•	Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements

•	Increased leverage may harm our financial condition and results of operations

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness

•	Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods

•	Assessment of income, state sales and other taxes for which we have not accrued

•	Our ability to attract and retain qualified key personnel

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims

•	Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets

•	Our ability to protect our proprietary technology and intellectual property rights

•	Legislative or regulatory changes, such as the FCC’s revisions to the rules interpreting the TCPA, may adversely affect our Data Communications business

•	Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers

•	Risks associated with expansion of our international operations and fluctuations in currency exchange rates

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected

•	Factors described under the caption “Risk Factors Affecting Future Performance” in our Form 10-K for the year ended December 31, 2004

•	Factors described from time to time in our press releases, reports and other filings made with the SEC

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this quarterly report on Form 10-Q and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We take on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q, or the date of the statement, if a different date.

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

At March 31, 2005, we had borrowings of approximately $104.8 million outstanding under our line of credit that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.1 million based on the March 31, 2005 debt level.

Approximately 37.3% of our consolidated revenues and 37.9% of our consolidated operating costs and expenses were transacted in foreign currencies for the three-month period ended March 31, 2005. As a result, fluctuations in exchange rates impact the amount of our reported revenues and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the three-month period ended March 31, 2005 by approximately $4.7 million and consolidated operating costs and expenses for the three-month period ended March 31, 2005 by approximately $3.5 million. We have not used derivatives to manage foreign currency exchange translation risk, and no foreign currency exchange derivatives were outstanding at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2005, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

On February 1, 2005, we converted the general ledger, accounts payable and purchasing systems at our North American Data Communications business segment from SunSystems to PeopleSoft which is the system that is currently used by our Conference & Collaboration business segment worldwide. The PeopleSoft system is an enterprise resource planning (ERP) system and we believe that its implementation will add more system controls to these financial processes which will, in turn, assist us in improving our overall controls. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of analysis. Other than as described above, there were no other changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc., who acquired our common stock upon our acquisition of Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, recission or recissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia has been granted. The defendants’ motion to dismiss has been granted in part and denied in part. By order dated September 26, 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. On September 23, 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation claim and the claim under Section 12. The Eleventh Circuit reversed and remanded for further proceedings on the Section 11 claim. On October 14, 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit by Order dated November 22, 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit by Order dated December 14, 2004. The case has now been remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which is pending. Also in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court. Those motions are also pending.

In December 2001, our subsidiary, Voice-Tel Enterprises, LLC, filed a complaint against Voice-Tel franchisees, JOBA, Inc. and Digital Communication Services, Inc. in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against us and our subsidiary, Premiere Communications, Inc. In January 2002, plaintiffs and third-party defendants filed responses and answers to the counterclaims and third-party complaint, and Voice-Tel filed additional breach of contract and tort claims against JOBA and Digital. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration, which was concluded in the summer of 2003. In July 2002, Voicecom Telecommunications, LLC, which is not our affiliate, was added as a party plaintiff in the lawsuit against JOBA and Digital. In March 2003, the court granted our motion for summary judgment, and dismissed PCI and us from the case. The court also granted partial summary judgment in favor of each of the parties, narrowing the claims for trial. In 2004, JOBA requested that the court reconsider an earlier ruling that precluded JOBA from amending its counterclaim to add a claim for alleged constructive termination of the franchise agreement by Voice-Tel. In September 2004, the court granted JOBA’s request for leave to amend its counterclaim to add a claim for alleged constructive termination of the franchise agreement. Thereafter, the parties filed motions and cross-motions for partial summary judgment on the constructive termination claims. In December 2004, Voice-Tel and Voicecom moved the court to consolidate this case with another pending franchisor-franchisee dispute between Voicecom and JOBA. No date has been set for trial.

In March 2004, in a separate action in the Superior Court of Fulton County, Georgia, JOBA filed a third-party complaint against PCI, Voice-Tel and us, which contained claims that were substantially similar to the claims which were pending or which had been dismissed in the U.S. District Court for the Northern District of Georgia. On March 29, 2005, this state court action was voluntary dismissed without prejudice.

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

In September 2004, Captaris, Inc. filed suit against our subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ e-document delivery technology executed by the parties in September 2003. The agreements provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provide for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris seeks damages of in an unspecified amount, not less than $250,000, plus interest. We withheld this amount, which was the initial payment due in September 2004, from the amounts owing to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money is due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. We seek damages in an amount to be determined at trial. The court has scheduled a non-jury trial for June 5, 2006, and the parties have begun the discovery process. The outcome of this litigation is uncertain at this time.

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each violation and injunctive relief. On April 4, 2005, we filed a notice of removal of this case to federal court. On April 11, 2005, we filed our answer and counterclaim and a partial motion to dismiss. On April 20, 2005, we filed a motion to consolidate this case with a separate state action filed by the plaintiff against us and two other defendants alleging violations of the same statutes as those at issue in the purported class action. Also, on April 20, 2005, plaintiff filed a motion to remand the case back to state court. These motions are pending. The court has scheduled a hearing on the partial motion to dismiss for July 18, 2005. We may be entitled to indemnification or contribution from other non-parties to this action. The outcome of these matters, including the plaintiff’s success in achieving class certification, is uncertain at this time.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2005	—	—	—	4,452,038
February 1-28, 2005	255,200	$9.96	255,200	4,196,838
March 1-31, 2005	379,800	$10.44	379,800	3,817,038

Total	635,000	$10.25	635,000	3,817,038

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

	2.7	Asset Purchase Agreement dated February 16, 2005 by and among Clarinet, Inc., Premiere Global Services, Inc., American Teleconferencing Services, Ltd., Conference-Call USA, LLC and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005).

	3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

	3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

	3.3	Articles of Amendment to Articles of Incorporation of PTEK Holdings, Inc., (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

3.4	Articles of Amendment to the Articles of Incorporation of Premiere Global Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on May 2, 2005).

3.5	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.6	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.8	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.9	Amendment No. 9 to Amended and Restated Bylaws of PTEK Holdings, Inc. (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

10.1	Amendment No. 1 to Credit Agreement dated as of February 2, 2005, by and among Premiere Global Services, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and filed February 3, 2005).

10.2	Third Amendment to the Premiere Global Services, Inc. 401(k) Plan effective January 3, 2005 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005).

10.3	Fourth Amendment to Standard Office Lease effective March 1, 2005 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005).

10.4	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.

10.5	Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan.

10.6	Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan.

10.7	Form of Restricted Stock Agreement under the Registrant’s 1995 Stock Plan.

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2005	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
2.7	Asset Purchase Agreement dated February 16, 2005 by and among Clarinet, Inc., Premiere Global Services, Inc., American Teleconferencing Services, Ltd., Conference-Call USA, LLC and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005).

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Articles of Amendment to Articles of Incorporation of PTEK Holdings, Inc., (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

3.4	Articles of Amendment to the Articles of Incorporation of Premiere Global Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on May 2, 2005).

3.5	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.6	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.8	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.9	Amendment No. 9 to Amended and Restated Bylaws of PTEK Holdings, Inc. (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

10.1	Amendment No. 1 to Credit Agreement dated as of February 2, 2005, by and among Premiere Global Services, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2005 and filed February 3, 2005).

10.2	Third Amendment to the Premiere Global Services, Inc. 401(k) Plan effective January 3, 2005 (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005).

10.3	Fourth Amendment to Standard Office Lease effective March 1, 2005 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed on March 15, 2005).

10.4	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan.

10.5	Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan.

10.6	Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan.

10.7	Form of Restricted Stock Agreement under the Registrant’s 1995 Stock Plan.

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.