Form 10-Q
period 2005-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2005-08-09
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2005
Common Stock, $0.01 par value	71,884,911 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$25,729	$25,882
Marketable securities, available for sale	—	576
Accounts receivable (less allowances of $5,863 and $5,706, respectively)	83,895	72,055
Prepaid expenses and other current assets	6,933	5,148
Deferred income taxes, net	12,856	17,706

Total current assets	129,413	121,367

PROPERTY AND EQUIPMENT, NET	75,095	74,050

OTHER ASSETS
Goodwill	234,331	192,147
Intangibles, net of amortization	42,181	40,590
Deferred income taxes, net	3,461	3,461
Other assets	4,169	3,861

	$488,650	$435,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$44,318	$37,337
Income taxes payable	12,905	8,968
Accrued taxes	6,215	6,700
Accrued expenses	40,139	40,192
Current maturities of long-term debt and capital lease obligations	665	37
Current portion of accrued restructuring costs	1,353	1,071

Total current liabilities	105,595	94,305

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	92,244	68,147
Accrued expenses	6,281	6,094

Total long-term liabilities	98,525	74,241

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 72,107,593 and 71,301,577 shares issued and outstanding in 2005 and 2004, respectively	721	713
Unrealized gain on marketable securities, available for sale	—	6
Additional paid-in capital	698,449	694,284
Unearned restricted share compensation	(15,768)	(4,187)
Notes receivable, shareholder	(1,844)	(5,662)
Cumulative translation adjustment	(1,724)	2,429
Accumulated deficit	(395,304)	(420,653)

Total shareholders’ equity	284,530	266,930

	$488,650	$435,476

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues	$132,053	$111,553	$259,316	$216,907

Operating Expenses:
Cost of revenues (exclusive of depreciation shown separately below)	47,567	40,225	93,391	79,738
Selling and marketing	33,813	28,695	66,249	55,616
General and administrative	13,152	12,511	25,162	23,948
Research and development	2,488	2,925	5,054	5,431
Depreciation	6,373	6,257	12,925	12,834
Amortization	3,364	2,058	6,450	3,812
Restructuring costs	126	—	541	—
Equity based compensation	1,917	1,332	3,880	2,278

Total operating expenses	108,800	94,003	213,652	183,657

Operating income	23,253	17,550	45,664	33,250

Other (Expense) Income:
Interest expense	(1,267)	(1,530)	(2,249)	(3,150)
Interest income	108	181	420	348
Debt conversion costs	—	(17,027)	—	(17,027)
Gain (loss) on sale of marketable securities	—	—	(116)	(87)
Other, net	(27)	813	66	829

Total other (expense) income	(1,186)	(17,563)	(1,879)	(19,087)

Income (loss) from continuing operations before income taxes	22,067	(13)	43,785	14,163
Income tax expense	8,568	27	17,167	5,484

Income (loss) from continuing operations	$13,499	$(40)	$26,618	$8,679

DISCONTINUED OPERATIONS:
(Loss) gain from operations of Voicecom	(1,952)	1,956	(1,952)	1,956
Income tax (benefit) expense	(683)	761	(683)	761

(Loss) gain on discontinued operations	(1,269)	1,195	(1,269)	1,195

Net income	$12,230	$1,155	$25,349	$9,874

BASIC EARNINGS (LOSS) PER SHARE:
Income (loss) from continuing operations	$13,499	$(40)	$26,618	$8,679

Net income	$12,230	$1,155	$25,349	$9,874

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	70,532	59,426	70,494	57,776

Basic earnings (loss) per share:
Continuing operations	$0.19	$(0.00)	$0.38	$0.15
Discontinued operations	$(0.02)	$0.02	$(0.02)	$0.02

Net income	$0.17	$0.02	$0.36	$0.17

DILUTED EARNINGS PER SHARE:
Income from continuing operations	$13,499	$582	$26,618	$10,064

Net income	$12,230	$1,777	$25,349	$11,259

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,683	72,278	72,352	71,756

Diluted earnings per share:
Continuing operations	$0.19	$0.01	$0.37	$0.14
Discontinued operations	$(0.02)	$0.01	$(0.02)	$0.02

Net income	$0.17	$0.02	$0.35	$0.16

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,349	$9,874
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued operations	1,269	(1,195)
Debt conversion costs	—	17,027
Depreciation	12,925	12,834
Amortization	6,450	3,812
Amortization of deferred financing costs	224	434
Loss on sale of marketable securities, available for sale	116	87
Deferred income taxes	4,854	1,679
Gain on disposal of assets	(45)	—
Gain on note receivable and other liabilities	—	(423)
Restructuring costs, net	(58)	(2,974)
Payments for discontinued operations	(541)	(1,142)
Equity based compensation	3,880	2,278
Changes in assets and liabilities:
Accounts receivable, net	(10,092)	(3,621)
Prepaid expenses and other current assets	(1,917)	(3,024)
Accounts payable and accrued expenses	10,993	(5,011)
Total adjustments	28,058	20,761

Net cash provided by operating activities	53,407	30,635

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(14,264)	(12,119)
Business acquisitions	(53,379)	(28,552)
Sale of marketable securities	755	667
Purchase of marketable securities	(306)	(245)
Proceeds from note receivable	—	1,600

Net cash used in operating activities	(67,194)	(38,649)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal proceeds under borrowing arrangements	50,700	20,900
Principal payments under borrowing arrangements	(28,378)	(5,000)
Payments received on shareholder notes	3,953	—
Make-whole interest payment - convertible notes	—	(16,255)
Purchase of treasury stock, at cost	(16,010)	(4,495)
Exercise of stock options	6,439	8,218

Net cash provided by financing activities	16,704	3,368

Effect of exchange rate changes on cash and cash equivalents	(3,070)	(423)

NET DECREASE IN CASH AND EQUIVALENTS	(153)	(5,069)
CASH AND EQUIVALENTS, beginning of period	25,882	23,946

CASH AND EQUIVALENTS, end of period	$25,729	$18,877

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. The principal unpaid balance at June 30, 2005 is $1.5 million.

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND ITS BUSINESS

Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business communications services and business process solutions. Our mission is to help our enterprise customers automate and simplify their critical processes with our communication technologies-based applications. Our Data Communications business segment (formally known as Xpedite) offers a comprehensive suite of data management and delivery solutions. Our Conferencing & Collaboration business segment (formally known as Premiere Conferencing) offers a broad spectrum of audio and Web-based collaboration services. The unaudited condensed consolidated balance sheet as of June 30, 2005, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U. S. for complete financial statements. The results of operations for the three and six months ended June 30, 2005 are not indicative of the results that may be expected for the full fiscal year of 2005 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.	SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Included in accounts receivable at June 30, 2005 and 2004 was earned but unbilled revenue of approximately $4.8 million and $3.5 million, respectively, at Conferencing & Collaboration. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For each of the three months ended June 30, 2005 and 2004, we capitalized approximately $1.3 million of software development costs. For the six months ended June 30, 2005 and 2004, we capitalized approximately $3.4 million and $2.2 million, respectively, of software development costs. These capitalized costs are being depreciated on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for completed phases of software development in the three and six months ended June 30, 2005 was $0.8 million and $1.6 million, respectively. Depreciation expense recorded for completed phases in the three and six months ended June 30, 2004 was $0.6 million and $1.1 million, respectively.

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

We have adopted the disclosure-only provision of SFAS No. 123. Had compensation expense for our stock option grants, except as described above, been determined based on the fair value at the grant date for awards in

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2005 and 2004, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three and six months ended June 30 (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income:
As reported	$12,230	$1,155	$25,349	$9,874
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	1,173	814	2,359	1,395
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,810)	(1,018)	(3,501)	(1,779)

Pro forma net income for calculating basic net income per share	$11,593	$951	$24,207	$9,490

Basic net income per share:
As reported	$0.17	$0.02	$0.36	$0.17
Pro forma	$0.16	$0.02	$0.34	$0.16

Pro forma net income for calculating basic net income per share	$11,593	$951	$24,207	$9,490
Adjustment for assumed conversion of 2008 convertible notes, net of tax	—	622	—	1,385

Pro forma net income for calculating diluted net income per share	$11,593	$1,573	$24,207	$10,875

Diluted net income per share:
As reported	$0.17	$0.02	$0.35	$0.16
Pro forma	$0.16	$0.02	$0.33	$0.15

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

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of June 30, 2005 and December 31, 2004, we had approximately $3.7 million and $4.0 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2005 and December 31, 2004, are contingent until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

Diluted net income per share gives effect to all potentially dilutive securities. Our stock options, convertible notes, outstanding warrants and unvested restricted shares are potentially dilutive securities during the three and six months ended June 30, 2005 and 2004. In August 2003, we issued $85.0 million of 5% convertible subordinated notes due 2008. All of our 2008 convertible notes were called for redemption in May 2004 and converted into our common stock prior to the redemption date in June 2004 at a conversion price of approximately $6.6944 per share, or approximately 12.7 million shares. Prior to the conversion on June 14, 2004, the conversion price was less than the market value of our common stock. As a result, the net income available to common shareholders is adjusted for the interest expense of approximately $0.6 million and $1.4 million up to the conversion date of the 2008 convertible notes for the three and six months ended June 30, 2004, respectively, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of the 2008 convertible notes on the same pro-rata basis. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, our 2008 convertible notes, warrants and the unvested restricted shares, computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total weighted-average shares outstanding – Basic	70,531,785	59,425,617	70,493,813	57,775,666
Add common stock equivalents:
Stock options	1,042,859	1,537,228	1,062,625	1,475,190
2008 convertible notes	—	10,298,825	—	11,498,003
Warrants	24,562	27,112	18,951	17,360
Unvested restricted shares	1,083,737	989,670	776,433	989,835

Total weighted-average shares outstanding – Diluted	72,682,943	72,278,452	72,351,823	71,756,054

Treasury Stock

All treasury stock transactions are recorded at cost. During the six months ended June 30, 2005, we repurchased 1,137,500 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $12.0 million. In addition, we withheld approximately 421,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $4.6 million to the Internal Revenue Service on their behalf. During the six months ended June 30, 2004, we repurchased 500,000 shares of our common stock under the stock repurchase program for approximately $4.5 million. We cancelled all shares of outstanding treasury stock in the quarter repurchased.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at June 30, 2005 and December 31, 2004. For the three months ended June 30, 2005 and 2004, total other comprehensive income was approximately $8.8 million and $1.4 million, respectively. For the six months ended June 30, 2005 and 2004, total other comprehensive income was approximately $21.2 million and $10.3 million, respectively. Accumulated other comprehensive loss was $325.4 and $346.6 million at June 30, 2005 and December 31, 2004, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

New Accounting Pronouncements

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05–6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05–6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe the adoption of EITF 05–6 will have a significant effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived non–financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

In March 2005, the Securities and Exchange Commission (SEC) released SEC Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment”. SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate the guidance in association with our adoption of SFAS 123R.

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of June 30, 2005, we had approximately 4.1 million granted stock options and 1.5 million granted restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable option valuation methods and the ability to discount the fair value of unvested restricted shares.

In December 2004, the FASB issued FASB Staff Position 109-1 (FSP 109-1) and 109-2 (FSP 109-2). FSP 109-1 provides guidance on the application of SFAS No. 109, “Accounting for Income Taxes” with regard to the tax deduction on qualified production activities provision within H.R. 4520, “The American Jobs Creation Act of 2004”

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to the 2005 presentation. Specifically in 2004, Data Communications’ customer service costs were reclassified from general and administrative expense to cost of revenues in the consolidated statements of operations following a management review of the functional operating costs in which it was determined that cost of revenues was a more appropriate classification for these expenses and was more consistent with the historical practices of Conferencing & Collaboration. As a result, approximately $3.5 million and $7.1 million of costs were reclassified for the three and six months ended June 30, 2004, respectively.

Goodwill and Intangible Assets

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	June 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$141,916	$(99,735)	$42,181	$133,976	$(93,386)	$40,590

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $6.7 million for the remainder of 2005, $11.1 million in both 2006 and 2007, $8.2 million in 2008, $4.4 million in 2009 and $0.4 million in 2010.

3.	RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2004 and June 30, 2005 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2004	2005 Charge to Operations	Payments/ Reversals	Accrued Costs at June 30, 2005
Accrued restructuring costs:
Severance and exit costs	$114	$592	$259	$447
Contractual obligations	4,676	—	394	4,282

Accrued restructuring costs	$4,790	$592	$653	$4,729

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Realignment of Workforce - 2005

During the first six months of 2005, we executed the initial stages of a long-range plan to consolidate duplicative business processes and functions. This plan encompasses managing ourselves as one company under the “Premiere Global Services” brand name as opposed to separate companies under a holding company structure. As a result of the initial stages of this plan, we have recorded a charge for future severance costs of $0.6 million to approximately 20 notified employees in various European country-level and North American finance functions in our Data Communications business segment. These functions are being augmented into centralized European and North American finance centers. Management expects to pay these severances in 2005. We expect to incur restructuring costs in future reporting periods as various stages of this long-range plan are executed. The remaining balance in this accrual at June 30, 2005 is $0.5 million.

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

On a business segment basis, Data Communications recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the six months ended June 30, 2005 and 2004, Data Communications paid approximately $0.0 million and $1.9 million, respectively, related to severance and exit costs and $0.4 million and $0.6 million, respectively, in contractual obligations. A majority of the contractual obligations relate to a Data Communications real property lease which expires in 2016 with approximately $3.4 million of this liability classified in long-term accrued expenses on the balance sheet at June 30, 2005. The remaining restructuring reserve was approximately $4.2 million at June 30, 2005, which is expected to be paid at a rate of approximately $0.4 million per year through the expiration of the lease term in 2016. Conferencing & Collaboration recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. Corporate recorded a charge of approximately $0.7 million relating to severance obligations due to our former chief legal officer. Conferencing & Collaboration and Corporate paid the remaining restructuring costs during the year ended December 31, 2004 and do not expect any further payments related to these costs.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Data Communications and Corporate terminated employees pursuant to a plan to reduce headcount and sales and administration costs. During the first quarter of 2005 and 2004, we paid approximately $0.1 million, in severance costs related to this plan. During the quarter ended June 30, 2005, the remaining accrual was paid and we do not expect any future payments related to these costs.

4.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

During 2005 and 2004, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the six months ended June 30, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million, less commissions, recognizing a loss of $0.1 million. As of June 30, 2005, we do not hold any marketable securities.

5.	ACQUISITIONS

We have acquired complementary companies that increased our market share and brought us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Data Communications

In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis AG and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and paid an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life, and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142).

In February 2004, Data Communications acquired substantially all of the assets and assumed certain liabilities of Adval Communications, Inc. and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider. We paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through existing working capital. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, and $1.1 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

Conferencing & Collaboration

On June 1, 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings Corporation, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.2 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists, and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over a five-year useful lives. The residual $3.7 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

On March 15, 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web-conferencing services business of Citizens Communications Company, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.4 million has been allocated to severance and certain other acquisition liabilities, and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $35.0 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In April 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Resource Communications Inc. (RCI), a U.S.-based provider of audio and Web-conferencing services and broadcast messaging services. We paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets, and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.5 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Information

The following unaudited pro forma financial information gives effect as if all 2004 and 2005 acquisitions, which were deemed individually immaterial but material in the aggregate under SFAS No. 141 (but were not deemed significant either individually or in the aggregate under Regulation S-X), had been acquired at the beginning of fiscal 2004 and are estimated to be (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$133,556	$132,129	$265,726	$259,791

Income from continuing operations	13,743	2,308	27,426	13,304
Basic net income per share from continuing operations	$0.19	$0.04	$0.39	$0.23
Adjusted net income from continuing operations	13,743	3,069	27,426	14,689
Diluted net income per share from continuing operations	$0.19	$0.04	$0.38	$0.20

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

Discontinued Operations

In July 2005, we settled the litigation with JOBA, Inc., a franchisee of our former Voicecom reportable segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by a party to the litigation but unrelated to us, Voicecom Telecommunications, LLC. Approximately $0.9 million of this aggregate settlement payment which was funded by Voice-Tel and approximately $0.2 million of which was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses have been accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations. See Note 8— “Commitments and Contingencies” and Note 10— “Subsequent Events.”

During the second quarter of 2005 and 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

6.	INDEBTEDNESS

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at June 30, 2005 is $1.5 million.

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, amended our existing $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. At June 30, 2005, we believed that we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable.. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At June 30, 2005, our interest rate on 30-day LIBOR loans was 4.59%. As of June 30, 2005, we had $91.0 million of borrowings outstanding and $0.7 million in letters of credit outstanding under our line of credit.

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at June 30, 2005 is $0.4 million.

At June 30, 2005, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and a capital lease obligation for network equipment at Data Communications.

7.	EQUITY BASED COMPENSATION CHARGES

In the first half of 2005, we recognized approximately $3.9 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $2.5 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer, $1.0 million related to restricted stock issued to other employees, $0.2 million related to payroll taxes withheld and remitted on behalf of employees on the vesting of restricted stock grants, $0.1 million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options, and $0.1 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. At June 30, 2005, there were approximately 154,000 options outstanding that will remain subject to variable accounting until such options are exercised, forfeited or expire unexercised. Of the restricted shares issued in 2004 and 2005, approximately $15.8 million remained unvested at June 30, 2005 and are classified as “Unearned restricted share compensation” on the condensed consolidated balance sheet. Assuming all employees who received restricted stock remain with us through their vesting period, the equity based compensation expense in future years resulting from the restricted shares issued will be approximately $3.5 million for the remainder of 2005, and $3.8 million, $3.6 million, $2.6 million, $2.2 million and $0.1 million in 2006 through 2010, respectively.

In the first half of 2004, we recognized approximately $2.3 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, approximately $0.3 million related to restricted shares issued to certain members of executive management, $0.9 million related to non-cash stock compensation expense for restricted shares issued to other employees, $0.1 million related to vesting of options exchanged for restricted shares in 2001, $0.4 million related to the modification of a director stock option grant in connection with the resignation of a member of the Board of Directors in June 2004, and $0.6 million was recorded because the market value of our common stock was greater than the exercise price of a portion of the options.

During the second quarter 2005, our chief executive officer repaid approximately $4.0 million of his outstanding loans to us with proceeds from sales of his stock pursuant to a previously announced plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The principal amount outstanding under all remaining loans owed to us by Mr. Jones, which are classified as “Notes receivable, shareholder” on the face of the condensed consolidated balance sheet, is approximately $1.8 million as of June 30, 2005.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	COMMITMENTS AND CONTINGENCIES

We have several litigation matters pending, including matters described below, which we are defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc., who acquired our common stock upon our acquisition of Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit by Order dated December 14, 2004. The case has now been remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court. Those motions are pending. Also, in February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order which was denied April 18, 2005.

In December 2001, our subsidiary, Voice-Tel Enterprises, Inc. (n/k/a Voice-Tel Enterprises, LLC), filed a complaint against Voice-Tel franchisees, JOBA, Inc. and Digital Communication Services, Inc. in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against our subsidiary, Premiere Communications, Inc. (PCI). Voice-Tel amended its complaint to add various breach of contract claims against JOBA and Digital. In March 2003, the assets of Voice-Tel (which were part of our former Voicecom reportable segment) were sold and transferred to an unrelated third party, Voicecom Telecommunications, LLC (Voicecom). Voicecom later joined the suit as a party plaintiff. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. The Digital arbitration was concluded in the summer of 2003, and the arbitrator later issued a ruling terminating the Digital franchise, effective December 2001. Pursuant to the arbitrator’s ruling, Voice-Tel paid Digital approximately $1.0 million. In March 2003, the federal court judge dismissed JOBA’s claims against us and PCI. In December 2004, Voice-Tel and Voicecom moved the court to consolidate this case with another pending franchisor-franchisee dispute between Voicecom and JOBA. In July 2005, the federal court judge consolidated the franchise cases and scheduled them for trial in September 2005.

On July 27, 2005, the parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in aggregate by Voice-Tel and Voicecom of approximately $1.1 million to JOBA, approximately $0.9 million of which was funded by Voice-Tel and approximately $0.2 million of which was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses have been accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P., informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our Conferencing & Collaboration services. The letters also include an offer to us of a non-exclusive license to the Katz portfolio of patents. We continue to consider the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable, shown to apply to certain of our services and a license is needed, there is no guarantee as to the terms upon which we may be able to negotiate and obtain such a license or the amount of the possible one-time and recurring license fees which we may be required to pay.

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

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and applicable Federal Communication Commission (FCC) rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes and injunctive relief. The case is proceeding in state court with initial discovery likely.

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

One of Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), has historically accounted for a significant amount of revenue. Sales to that customer accounted for approximately 8% of consolidated revenues from continuing operations (17% of Conferencing & Collaboration’s revenue) in the six months ended June 30, 2005, and approximately 11% of consolidated revenues from continuing operations (26% of Conferencing & Collaboration’s revenue) in the six months ended June 30, 2004. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 4% to 5% of consolidated revenues in 2005.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Revenues from continuing operations:
Data Communications	$65.5	$62.0	$130.8	$122.2
Conferencing & Collaboration	66.6	49.7	128.6	94.9
Eliminations	(0.0)	(0.1)	(0.1)	(0.2)

	$132.1	$111.6	$259.3	$216.9

Income (loss):
Income (loss) from continuing operations:
Data Communications	$6.3	$4.3	$12.6	$10.9
Conferencing & Collaboration	10.4	5.7	20.2	13.5
Unallocated corporate costs	(3.2)	(10.0)	(6.2)	(15.7)

	$13.5	$(0.0)	$26.6	$8.7

	Three Months Ended
	June 30, 2005	December 31, 2004
Identifiable Assets:
Data Communications	$245.8	$236.9
Conferencing & Collaboration	216.8	158.5
Unallocated corporate assets	26.1	40.1

	$488.7	$435.5

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues from continuing operations:
North America	$85.0	$73.0	$166.8	$140.9
Europe	27.5	20.7	54.3	40.2
Asia Pacific	19.6	17.9	38.2	35.8

	$132.1	$111.6	$259.3	$216.9

10.	SUBSEQUENT EVENTS

On August 1, 2005, Voicecom and Voice-Tel paid 100% of the settlement amount related to the JOBA franchise litigation into escrow, 90% of which was released to JOBA on August 1, 2005, and the remaining 10% of which is scheduled to be paid after JOBA performs certain duties under the settlement agreement and discontinues its services on September 30, 2005. Pursuant to the settlement agreement, Voice-Tel, Voicecom and JOBA filed mutual dismissals with prejudice of all remaining claims on August 5, 2005.

On August 5, 2005, Conferencing & Collaboration acquired the outstanding stock of Netspoke, Inc., a U.S.-based provider of conferencing and Web collaboration services for approximately $22.0 million, net of working capital. Prior to closing, the Netspoke acquisition agreement was amended to reduce the previously announced purchase price of approximately $23.2 million, net of working capital. We funded the purchase with our existing line of credit. We are in the process of completing its valuation of certain intangible assets in accordance with SFAS No. 141.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In August 2005, we repurchased an aggregate of 450,000 shares of our common stock in the open market for approximately $4.6 million.

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

At the beginning of 2005, we adopted a single brand, “Premiere Global Services,” for both of our business segments and began to manage ourselves as one company as opposed to separate companies under a holding company structure. In the first six months of 2005, we continued to focus on organic revenue growth, including through growth in our transactional and Web-based services and in international revenues, as well as through accretive acquisitions, such as our acquisitions of Intelligent Meetings and the conferencing services business of Citizens Communications. In addition, we implemented additional cost controls, including the execution of the initial stages of a long-range plan to consolidate duplicate business processes and functions at both business segments.

Key highlights of our financial and strategic accomplishments for the three months ended June 30, 2005 include:

•	Increased Conferencing & Collaboration revenue by 34.1% to $66.6 million

•	Grew Data Communications revenue by 5.7% to $65.5 million

•	Generated $32.6 million of cash flows from operating activities up 50.5%.

We intend to continue to use our improved liquidity to invest in capital expenditures to expand and strengthen our technologies platforms and to seek accretive acquisitions in order to provide additional customers and technologies and applications for our business process solutions. For example, we believe that our recently completed acquisition of Netspoke will provide us with a solid customer base as well as a full-feature Web collaboration platform that we intend to build additional applications on.

The results of operations for the three months and six months ended June 30, 2005, are not indicative of the results that may be expected for the full fiscal year of 2005 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

The following table presents selected financial information regarding our operating segments for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Revenues from continuing operations:
Data Communications	$65.5	$62.0	$130.8	$122.2
Conferencing & Collaboration	66.6	49.7	128.6	94.9
Eliminations	(0.0)	(0.1)	(0.1)	(0.2)

	$132.1	$111.6	$259.3	$216.9

Income (loss):
Income (loss) from continuing operations:
Data Communications	$6.3	$4.3	$12.6	$10.9
Conferencing & Collaboration	10.4	5.7	20.2	13.5
Unallocated corporate costs	(3.2)	(10.0)	(6.2)	(15.7)

	$13.5	$(0.0)	$26.6	$8.7

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues from continuing operations:
North America	$85.0	$73.0	$166.8	$140.9
Europe	27.5	20.7	54.3	40.2
Asia Pacific	19.6	17.9	38.2	35.8

	$132.1	$111.6	$259.3	$216.9

ANALYSIS

Revenues

Consolidated revenues increased 18.4% to $132.1 million for the three months ended June 30, 2005 compared with $111.6 million for the same period in 2004 and increased 19.6% to $259.3 million for the six months ended June 30, 2005 compared with $216.9 million for the same period in 2004. On a reportable segment basis:

•	For the three months ended June 30, 2005 and 2004, respectively, Data Communications revenue was 49.6% and 55.5% of consolidated revenues. For the six months ended June 30, 2005 and 2004, Data Communications revenue was 50.5% and 56.3% of consolidated revenues, respectively. For the three months ended June 30, 2005 as compared to the comparable period in 2004, Data Communications experienced a 5.7% increase in revenue from $62.0 million to $65.5 million. For the six months ended June 30, 2005 as compared to the comparable period in 2004, Data Communications experienced a 7.1% increase in revenue from $122.2 million to $130.8 million. This change in revenue as a percentage of consolidated revenues was due to declines in North American revenue of $2.0 million, or 6.1%, and $2.5 million, or 3.9%, for the three and six months ended June 30, 2005, respectively, compared to the comparable periods in 2004. However, international revenue growth was $5.6 million, or 19.1%, and $11.2 million, or 19.5%, for the three and six months ended June 30, 2005, respectively, compared to the comparable periods in 2004. Total billable minutes increased 20.1% and

20.0% to 1.0 billion and 2.0 billion minutes for the three and six months ended June 30, 2005, respectively, from 0.8 billion and 1.6 billion minutes for the comparable periods in 2004. The primary increase in revenue and minutes is attributable to growth in Data Communications business solutions other than legacy broadcast fax, acquisitions completed in 2004 and the favorable effect of the historical weakening of the U.S. dollar, offset by the reduction in business solutions revenue associated with broadcast fax modality in North America. Broadcast fax has been a declining delivery modality for several years. We expect this decline to accelerate in North America as a result of changes in our customers’ business practices resulting in a shift from legacy broadcast fax to our lower-cost business solutions. With regard to the effects of foreign exchange, during the latter portion of the second quarter of 2005, the U.S. dollar significantly strengthened against currencies in foreign countries in which we conduct business. If the U.S. dollar were to remain at exchange rates prevalent at June 30, 2005, for the remainder of the year, we would expect foreign exchange rates to have a negative effect on future quarterly international revenues when comparing to comparable periods in 2004. An analysis of a 10% increase or decrease in foreign exchange rates on our international business are disclosed in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

•	For the three months ended June 30, 2005 and 2004, respectively, Conferencing & Collaboration revenue was 50.4% and 44.5% of consolidated revenues. For the six months ended June 30, 2005 and 2004, Conferencing & Collaboration revenue was 49.6% and 43.7% of consolidated revenues, respectively. For the three months ended June 30, 2005 and 2004, Conferencing & Collaboration experienced a 34.1% increase in revenue from $49.7 million to $66.6 million. For the six months ended June 30, 2005 and 2004, Conferencing & Collaboration experienced a 35.5% increase in revenue from $94.9 million to $128.6 million. These increases were due to growth in North America revenue of $13.9 million, or 34.7%, and $28.4 million, or 37.2%, for the three and six months ended June 30, 2005 compared to the comparable periods in 2004. International revenue growth was $3.0 million, or 31.4%, and $5.3 million, or 28.7%, for the three and six months ended June 30, 2005 compared to the comparable periods in 2004. Total billable audio conferencing minutes increased 38.3% and 40.7% to 0.63 billion minutes and 1.22 billion minutes for the three and six months ended June 30, 2005, respectively, from 0.45 billion and 0.87 billion minutes for the comparable periods in 2004. The primary increase in revenue and minutes is attributable to growth in Conferencing & Collaboration ReadyConference® Plus and Web conferencing services and the acquisition strategy we initiated in the second quarter of 2004. Another contributing factor to growth has been the historical weakening of the U.S. dollar. However, during the latter portion of the second quarter of 2005, the U.S. dollar significantly strengthened against currencies in foreign countries in which we conduct business. If the U.S. dollar were to remain at exchange rates prevalent at June 30, 2005, for the remainder of the year, we would expect foreign exchange to have a negative effect on future quarterly international revenues relative to comparable periods in 2004. An analysis of a 10% increase or decrease in foreign exchange rates on our international business are disclosed in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q. Offsetting the increases in revenue, as mentioned above, is the decline in our revenues with IBM which represented $9.9 million and $12.5 million for the three months ended June 30, 2005 and 2004, respectively and $21.3 million and $24.6 million for the six month ended June 30, 2005 and 2004, respectively. As previously disclosed, IBM intends to migrate a significant portion of their automated conferencing business to a proprietary IBM solution. As a result of this migration, we saw an appreciable decline in our business with IBM in the second quarter and first half of 2005 and expect to see an acceleration in this decline for the remainder of the year as IBM completes this migration.

For the three and six months ended June 30, 2005, consolidated revenues on a geographic region basis increased in North America to $85.0 million and $166.8 million, respectively, from $73.0 million and $140.9 million, respectively, for the comparable periods in 2004. For the three and six months ended June 30, 2005, consolidated revenues in Europe increased to $27.5 million and $54.3 million, respectively, from $20.7 million and $40.2 million for the same periods in 2004. For the three months and six months ended June 30, 2005, Asia Pacific revenues increased to $19.6 million and $38.2 million, respectively, from $17.9 million and $35.8 million for the same periods in 2004. We experienced revenue growth in the European and Asia Pacific regions as a result of the continued regional expansion of both Data Communications and Conferencing & Collaboration, the weakening of the U.S. dollar to the major currencies in which Data Communications and Conferencing & Collaboration conduct business and the acquisitions of Unimontis and I-Media. See an analysis of a 10% increase or decrease in foreign exchange rates on our international business as disclosed in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Cost of revenues

Consolidated cost of revenues increased 18.3% to $47.6 million from $40.2 million and decreased to 36.0% from 36.1% of consolidated revenues, for the three months ended June 30, 2005 and 2004, respectively. Consolidated cost of revenues increased 17.1% to $93.4 million from $79.7 million and decreased to 36.0% from 36.8% of consolidated revenues, for the six months ended June 30, 2005 and 2004, respectively. The decrease in cost of revenues as a percentage of revenues from 2004 to 2005 is the result of our contract re-negotiations with telecommunications service providers and network consolidation at both Data Communications and Conferencing & Collaboration. These cost savings were offset in part by reductions in the average selling price per minute of the service offerings of both Data Communications and Conferencing & Collaboration. We expect cost of revenues as a percentage of revenues to remain stable. Conferencing & Collaboration cost of revenues as a percentage of segment revenue was 34.4% and 37.2% for the three months ended June 30, 2005 and 2004, respectively, and 34.2% and 37.8% for the six months ended June 30, 2005 and 2004, respectively. Data Communications cost of revenues as a percentage of segment revenue was 37.6% and 35.2% for the three months ended June 30, 2005 and 2004, respectively, and 37.8% and 35.8% for the six months ended June 30, 2005 and 2004, respectively. The decrease in Conferencing & Collaboration cost of revenues is associated with reductions in telecommunications network costs. The increase in Data Communications cost of revenues as a percentage of revenues is associated with the acquisition of I-Media and costs investing in platform stabilization and quality, offset in part by telecommunications network cost reductions.

Selling and marketing

Consolidated selling and marketing costs increased 17.8% to $33.8 million from $28.7 million and decreased to 25.6% from 25.7% of consolidated revenues for the three months ended June 30, 2005 and 2004, respectively. Consolidated selling and marketing costs increased 19.1% to $66.3 million from $55.6 million and remained constant at 25.6% of consolidated revenues for the six months ended June 30, 2005 and 2004, respectively. The relative stability of sales and marketing costs as a percentage of revenue is the result of investing in sales and marketing resources appropriately to revenue growth. Conferencing & Collaboration sales and marketing costs as a percentage of segment revenue were 25.6% and 23.8% for the three months ended June 30, 2005 and 2004, respectively, and 25.5% and 23.6% for the six months ended June 30, 2005 and 2004, respectively. Data Communications sales and marketing costs as a percentage of segment revenue were 25.6% and 27.2% for the three months ended June 30, 2005 and 2004, respectively, and 25.6% and 27.2% for the six months ended June 30, 2005 and 2004, respectively. The increase in Conferencing & Collaboration sales and marketing costs is attributable to investment in new selling and marketing channels. We expect that selling and marketing costs as a percentage of Conferencing & Collaboration revenue will increase for the remainder of the year as IBM declines as a percentage of revenue since IBM has an inherently lower selling and marketing expense in relation to other selling and marketing channels. The decrease in Data Communications selling and marketing costs from $33.4 million to $33.2 million for the six months ended June 30, 2004 and 2005, respectively, is the result of reduced marketing costs associated with new business solutions launched in 2004.

Research and development

Consolidated research and development costs decreased 14.9% to $2.5 million from $2.9 million and decreased to 1.9% from 2.6% of consolidated revenues for the three months ended June 30, 2005 and 2004, respectively. Consolidated research and development costs decreased 6.9% to $5.1 million from $5.4 million and decreased to 2.0% from 2.5% of consolidated revenues for the six months ended June 30, 2005 and 2004, respectively. The overall decline in research and development costs as a percentage of consolidated revenues is the result of greater acquisition-related revenues in relation to core business-related research and development costs. Conferencing & Collaboration research and development costs as a percentage of segment revenue were 1.4% and 1.0% for the three months ended June 30, 2005 and 2004, respectively, and 1.2% and 1.1% for the six months ended June 30, 2005 and 2004, respectively. Data Communications research and development costs as a percentage of segment revenue were 2.4% and 3.9% for the three months ended June 30, 2005 and 2004, respectively, and 2.7% and 3.6% for the six months ended June 30, 2005 and 2004, respectively.

General and administrative

Consolidated general and administrative costs increased 5.1% to $13.2 million from $12.5 million and decreased to 10.0% from 11.2% of consolidated revenues, for the three months ended June 30, 2005 and 2004, respectively. Consolidated general and administrative increased 5.1% to $25.2 million from $23.9 million and decreased to 9.7% from 11.0% of consolidated revenues for the six months ended June 30, 2005 and 2004, respectively. The overall decline in general and administrative costs as a percentage of consolidated revenues is the result of reductions in Sarbanes-Oxley compliance costs and efficiencies gained from integrating prior period acquisitions. Conferencing & Collaboration general and administrative costs as a percentage of segment revenue were 6.4% and 7.1% for the three months ended June 30, 2005 and 2004, respectively, and 6.3% and 7.5% for the six months ended June 30, 2005 and 2004, respectively. Data Communications general and administrative costs as a percentage of segment revenue were 8.2% and 8.7% for the three months ended June 30, 2005 and 2004, respectively and 8.0% and 8.6% for the six months ended June 30, 2005 and 2004, respectively. Corporate unallocated general and administrative costs as a percentage of consolidated revenues was 2.7% and 3.2% for the three months ended June 30, 2005 and 2004, respectively. Corporate unallocated general and administrative costs as a percentage of consolidated revenues were 2.6% and 3.0% for the six months ended June 30, 2005 and 2004, respectively.

Depreciation

Consolidated depreciation expense increased 1.9% to $6.4 million from $6.3 million and decreased to 4.8% from 5.6% of consolidated revenues for the three months ended June 30, 2005 and 2004, respectively. Consolidated depreciation expense increased 0.7% to $12.9 million from $12.8 million and decreased to 5.0% from 5.9% of consolidated revenues for the six months ended June 30, 2005 and 2004, respectively. As a percentage of consolidated revenues, the decline in depreciation expense is the result of greater utilization of capacity through acquisitions offset in part by investments in back-office infrastructure. Conferencing & Collaboration depreciation expense as a percentage of segment revenue was 3.8% and 4.7% for the three months ended June 30, 2005 and 2004, respectively, and 4.0% and 5.0% for the six months ended June 30, 2005 and 2004, respectively. Data Communications depreciation expense as a percentage of segment revenue was 5.6% and 6.0% for the three months ended June 30, 2005 and 2004, respectively, and 5.6% and 6.2% for the six months ended June 30, 2005 and 2004, respectively. Corporate depreciation as a percentage of consolidated revenues was 0.2% for both the three months ended June 30, 2005 and 2004. Corporate depreciation expense as a percentage of consolidated revenues was 0.2% and 0.3% for the six months ended June 30, 2005 and 2004, respectively.

Amortization

Consolidated amortization expense increased to $3.4 million and $6.5 million, or 2.6% of consolidated revenues, for the three and six months ended June 30, 2005, respectively, from $2.1 million and $3.8 million, or 1.8% of consolidated revenues, for the comparable periods in 2004. The increase in amortization expense for the three and six months ended June 30, 2005 was primarily the result of the amortization of acquired customer lists associated with our acquisitions from February 2004 to June 2005.

Restructuring costs

During the six months ended June 30, 2005, we executed the initial stages of a long-range plan to consolidate duplicative business processes and functions. This plan encompasses managing ourselves as one company under the “Premiere Global Services” brand name as opposed to separate companies under a holding company structure. As a result of the initial stages of this plan, we have recorded a charge for future severance costs of $0.6 million to approximately 20 notified employees in various European country-level and North American finance functions in our Data Communications business segment. These functions are being augmented into centralized European and North American finance centers. Management expects to pay these severances in 2005. Estimated annual savings from this initial restructuring is expected to be approximately $0.9 million. We expect to incur restructuring costs in future reporting periods as various stages of the long-range plan are executed.

Equity based compensation

Consolidated equity based compensation increased to $1.9 million and $3.9 million for the three and six months ended June 30, 2005, respectively, from $1.3 million and $2.3 million for the comparable periods in 2004. The increase in 2005 is primarily the result of restricted stock issued to employees and restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer. The majority of our restricted stock grants have vesting periods of three to five years.

Interest expense, net

Net interest expense decreased to $1.2 million and $1.8 million for the three and six months ended June 30, 2005, respectively, from $1.3 million and $2.8 million for the comparable periods in 2004. Interest expense, net decreased as a result of the repurchase and redemption of our 2004 and 2008 convertible notes offset by the interest expense associated with amounts outstanding on our line of credit and increases associated with prime and LIBOR interest rates. Average debt outstanding during the three months ended June 30, 2005 and 2004 was $101.8 million and $90.0 million, respectively. Average debt outstanding during the six months ended June 30, 2005 and 2004 was $88.6 million and $89.7 million, respectively.

Conversion of Debt

In May 2004, we called for early redemption our 2008 convertible notes shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert these notes into our common stock prior to the redemption date. All holders received accrued and unpaid interest and the interest make-whole amount. The interest make-whole amount that we paid in cash was funded from our line of credit. $17.0 million of debt conversion costs were expensed in the second quarter of 2004, comprised of $16.3 million of interest make-whole payment and $0.7 million of deferred financing costs related to the refinancing of our previous $60 million credit facility with a $120 million line of credit in June 2004. Additionally, we deducted from additional paid-in-capital $3.0 million associated with deferred financing costs relating to our 2008 convertible notes. For a discussion of our line of credit, see “—Liquidity and Capital Resources - Capital resources.”

Loss on sale of marketable securities

Loss on marketable securities was $0.1 million for the six months ended June 30, 2005 and 2004, respectively. During 2005 and 2004, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the six months ended June 30, 2005, we sold the remaining shares of these investment securities at December 31, 2004 for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of June 30, 2005, we do not hold any marketable securities.

Other, net

Other, net was $(0.0) million and $0.8 million for the three months ended June 30, 2005 and 2004, respectively and $0.1 million and $0.8 million for the six months ended June 30, 2005 and 2004, respectively. Other, net was comprised primarily of gains associated with payments associated with the proceeds from a note receivable from EasyLink Services Corporation. In October 2003, we paid AT&T approximately $1.9 million in cash and issued to AT&T Corp. a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock, as well as costs associated with the investment. The warrant was recorded at its fair market value under the Black-Scholes method. We modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in June 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, we were entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. We recorded gains in 2004, as a result of receiving payments in excess of the recorded carrying value. Prior to the pre-payment of this note receivable, we believed it was appropriate not to assign any further carrying value to this note. Accordingly, additional payments that were received were recorded as additional gain until further evidence became available to support a carrying value. During the fourth quarter of 2004, EasyLink refinanced our note receivable with funding from a third party and, therefore, pre-paid the remaining amounts due. The EasyLink note was accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

Effective income tax rate

For the three and six months ended June 30, 2005, our effective income tax rate varied from the statutory rate, primarily as a result of non-deductible executive compensation expenses. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

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

DISCONTINUED OPERATIONS

In July 2005, we settled the litigation with JOBA, Inc., a franchisee of our former Voicecom reportable segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel, and by Voicecom. Approximately $0.9 million of this aggregate settlement payment which was funded by Voice-Tel and approximately $0.2 million of which was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses have been accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations.

During the second quarter of 2005 and 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

ACQUISITIONS

We have acquired complementary companies that increased our market share and brought us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Data Communications

In November 2004, Data Communications acquired all of the outstanding stock of I-Media, SA and its affiliates, a facsimile and e-mail messaging service provider in France and Spain. We paid approximately $24.0 million in cash at closing and $1.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141) and approximately $5.9 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $2.9 million has been allocated to severance and certain other acquisition liabilities, $0.5 million has been allocated to a non-compete agreement which is being amortized over a one-year period and $4.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.4 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer lists. The residual $18.6 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142).

In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and paid an additional $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141 and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life, and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In February 2004, Data Communications acquired substantially all of the assets and assumed certain liabilities of Adval Communications and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider. We paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through existing working capital. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, and $1.1 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

Conferencing & Collaboration

On June 1, 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings Corporation, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.2 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists, and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over a five-year useful lives. The residual $3.7 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

On March 15, 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web-conferencing services business of Citizens Communications, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.4 million has been allocated to severance and certain other acquisition liabilities, and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $35.0 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In November 2004, Conferencing & Collaboration acquired all of the outstanding stock of Communications Network Enhancement Inc. d/b/a ConferenceCallService (CCS), a U.S.-based provider of audio and Web conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.8 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-complete and customer lists. The residual $12.0 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In September 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Connect-us Communications, LLC, a U.S.-based provider of audio and Web-conferencing services. We paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $1.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.6 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $7.0 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne Communications, Inc., a U.S.-based provider of audio and Web-conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $1.0 million has been allocated to severance and lease termination costs and certain other acquisition liabilities and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.9 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In April 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of RCI a U.S.-based provider of audio and Web-conferencing services and broadcast messaging services. We paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.5 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2005, we had $25.7 million in cash and cash equivalents compared to $25.9 million at December 31, 2004. Cash balances residing outside of the U.S. at June 30, 2005 were $23.9 million compared to $18.8 million at December 31, 2004. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At June 30, 2005, we had approximately $88.3 million of availability under our line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

Net cash provided by operating activities from continuing operations totaled approximately $53.4 million for the six months ended June 30, 2005, compared to cash provided by continuing operations of approximately $30.6 million for the same period in 2004. The increase in operating cash flow is attributable to increased net income from continuing operations for the six months ended June 30, 2005 compared to the same period in 2004, supplemented by reduced payments for prior period restructurings and discontinued operations.

Cash used in investing activities

Cash used in investing activities from continuing operations totaled $67.2 million for the six months ended June 30, 2005 compared to cash used in investing activities from continuing operations totaling $38.6 million for the same period in 2004. The principal uses of cash from investing activities for the six months ended June 30, 2005 were primarily associated with $14.3 million of capital expenditures and $53.4 million for the acquisitions ofIntelligent Meetings, the conferencing services business of Citizens Communications and costs associated with prior year acquisitions. These uses were offset slightly by net proceeds from the purchase and sale of marketable securities of $0.4 million. The principal uses of cash in investing activities in the six months ended June 30, 2004 include approximately $12.1 million for capital expenditures, $28.6 million for the acquisitions of Adval, Unimontis and RCI, proceeds from the EasyLink note receivable and net proceeds from marketable securities sales and purchases.

Cash provided by financing activities

Cash provided by financing activities from continuing operations for the six months ended June 30, 2005 totaled $16.7 million compared with cash provided by financing activities from continuing operations of $3.4 million for the same period in 2004. Cash provided by financing activities for the six months ended June 30, 2005 included $22.3 million of net borrowings on our line of credit to fund acquisition activities, proceeds from payment of shareholder note receivables from our chief executive officer of $4.0 million and proceeds from stock option exercises of $6.4 million, offset by treasury stock purchases of $16.0 million. Cash provided by financing activities for the six months ended June 30, 2004 were the result of proceeds of $15.9 million on our line of credit to fund acquisition activities and stock option exercises of $8.2 million, offset by treasury stock purchases of $4.5 million and make-whole interest payment on early conversion of our subordinated debt of $16.3 million.

Off-balance sheet arrangements

As of June 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

We recorded provisions for certain state sales tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5. Historically, we have not assessed to our Conferencing & Collaboration customers these sales taxes or remitted those sales taxes to various state jurisdictions. As of June 30, 2005 and December 31, 2004, we had approximately $5.7 million accrued for this potential exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for this potential exposure. In the event that actual results differ from these estimates, we may need to adjust sales tax accounts which could materially impact our financial condition and results of operations.

Income taxes

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5. As of June 30, 2005 and December 31, 2004, we had approximately $3.7 million and $4.0 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at June 30, 2005 is $1.5 million.

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, amended our existing $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. At June 30, 2005, we believed that we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At June 30, 2005, our interest rate on 30-day LIBOR loans was 4.59%. As of June 30, 2005, we had $91.0 million of borrowings outstanding and $0.7 million in letters of credit outstanding under our line of credit.

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at June 30, 2005 is $0.4 million.

At June 30, 2005, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and a capital lease obligation for network equipment at Data Communications.

Liquidity

As of June 30, 2005, we had $25.7 million of cash and cash equivalents. We generated positive operating cash flows from each of our business segments for the three and six months ended June 30, 2005. Each business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have drawn on our line of credit in order to fund certain acquisitions. At June 30, 2005, we had $88.3 million of undrawn available credit on our line of credit.

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

SUBSEQUENT EVENTS

On August 1, 2005, Voicecom and Voice-Tel paid 100% of the settlement amount related to the JOBA franchise litigation into escrow, 90% of which was released to JOBA on August 1, 2005, and the remaining 10% of which is scheduled to be paid after JOBA performs certain duties under the settlement agreement and discontinues its services on September 30, 2005. Pursuant to the settlement agreement, Voice-Tel, Voicecom and JOBA filed mutual dismissals with prejudice of all remaining claims on August 5, 2005.

On August 5, 2005, Conferencing & Collaboration acquired the outstanding stock of Netspoke, Inc., a U.S.-based provider of conferencing and Web collaboration services for approximately $22.0 million, net of working capital. Prior to closing, the Netspoke acquisition agreement was amended to reduce the previously announced purchase price of approximately $23.2 million, net of working capital. We funded the purchase with our existing line of credit. We are in the process of completing its valuation of certain intangible assets in accordance with SFAS No. 141.

In August 2005, we repurchased an aggregate of 450,000 shares of our common stock in the open market for approximately $4.6 million.

CRITICAL ACCOUNTING POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	revenue recognition

•	allowance for uncollectible accounts receivable

•	goodwill and other intangible assets

•	income taxes

•	investments

•	restructuring costs

•	legal contingencies.

For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our annual report on Form 10-K for the fiscal year ended December 31, 2004.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05–6, “Determining the Amortization Period for Leasehold Improvements” (EITF 05–6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. We do not believe the adoption of EITF 05–6 will have a significant effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non–financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

In March 2005, the SEC released SEC Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment.” SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate the guidance in association with our adoption of SFAS 123R.

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of June 30, 2005, we had approximately 4.1 million granted stock options and 1.5 million granted restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable methods of valuing these options and the ability to discount the fair value of unvested restricted shares.

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

•	Our ability to compete based on price and against our existing and future competitors

•	Our ability to respond to rapid technological change and the development of alternatives to our services

•	Market acceptance of new services and enhancements to existing services

•	Costs or difficulties related to the integration of any new or acquired businesses and technologies

•	Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks

•	Our ability to increase our network capacity to meet customer demands

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services

•	Our ability to increase revenues from existing or new Conferencing & Collaboration customers to make up for lost revenues from one of our historically largest customers

•	Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements

•	Increased leverage may harm our financial condition and results of operations

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness

•	Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods

•	Our exposure to adverse fluctuations in foreign currency exchange rates

•	Assessment of income, state sales and other taxes for which we have not accrued

•	Our ability to attract and retain qualified key personnel

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims

•	Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets

•	Our ability to protect our proprietary technology and intellectual property rights

•	Legislative or regulatory changes may adversely affect our Data Communications business

•	Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers

•	Risks associated with expansion of our international operations

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected

•	Factors described under the caption “Risk Factors Affecting Future Performance” in our annual report on Form 10-K for the year ended December 31, 2004

•	Factors described from time to time in our press releases, reports and other filings made with the SEC

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

At June 30, 2005, we had borrowings of $91.0 million outstanding under our line of credit that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $48,000 based on the June 30, 2005 debt level.

Approximately 37.2% of our consolidated revenues and 37.6% of our consolidated operating costs and expenses were transacted in foreign currencies for the six-month period ended June 30, 2005. As a result, fluctuations in exchange rates impact the amount of our reported revenues and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the six-month period ended June 30, 2005 by approximately $9.6 million and consolidated operating costs and expenses for the six-month period ended June 30, 2005 by approximately $7.1 million. We have not used derivatives to manage foreign currency exchange translation risk, and no foreign currency exchange derivatives were outstanding at June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2005, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

On June 1, 2005, we converted the billing systems at our North American Conferencing & Collaboration business segment to the system which is currently used by our international Conferencing & Collaboration businesses. We believe that the implementation of this system will add more system controls to these financial processes which will, in turn, assist us in improving our overall controls. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes, and performing multiple levels of analysis. Other than as described above, there were no other changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have several litigation matters pending, including matters described below, which we are defending vigorously. Due to the inherent uncertainties of the litigation process and the judicial system, we are unable to predict the outcome of such litigation matters. If the outcome of one or more of such matters is adverse to us, it could have a material adverse effect on our business, financial condition and results of operations.

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite, who acquired our common stock upon our acquisition of Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit by Order dated December 14, 2004. The case has now been remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court. Those motions are pending. Also, in February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order which was denied April 18, 2005.

In December 2001, our subsidiary, Voice-Tel, filed a complaint against Voice-Tel franchisees, JOBA and Digital in the U.S. District Court for the Northern District of Georgia. The complaint sought injunctive relief and a declaratory judgment with respect to Voice-Tel’s right to terminate the franchise agreements with JOBA and Digital. In January 2002, JOBA and Digital answered the complaint and asserted counterclaims against Voice-Tel for alleged breach of franchise agreements and other alleged franchise-related agreements. JOBA and Digital also asserted third-party claims alleging tortious interference of contract against our subsidiary, Premiere Communications. Voice-Tel amended its complaint to add various breach of contract claims against JOBA and Digital. In March 2003, the assets of Voice-Tel (which were part of our former Voicecom reportable segment) were sold and transferred to an unrelated third party, Voicecom. Voicecom later joined the suit as a party plaintiff. The Digital franchise agreement contained a mandatory arbitration provision, which was not found in the JOBA franchise agreement, and the breach of franchise claims pertaining to Digital were severed and sent to arbitration. The Digital arbitration was concluded in the summer of 2003, and the arbitrator later issued a ruling terminating the Digital franchise, effective December 2001. Pursuant to the arbitrator’s ruling, Voice-Tel paid Digital approximately $1.0 million. In March 2003, the federal court judge dismissed JOBA’s claims against us and PCI. In December 2004, Voice-Tel and Voicecom moved the court to consolidate this case with another pending franchisor-franchisee dispute between Voicecom and JOBA. In July 2005, the federal court judge consolidated the franchise cases and scheduled them for trial in September 2005.

On July 27, 2005, the parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in aggregate by Voice-Tel and Voicecom of approximately $1.1 million to JOBA, approximately $0.9 million of which was funded by Voice-Tel and approximately $0.2 million of which was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses have been accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations.

We have received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P., informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our Conferencing & Collaboration services. The letters also include an offer to us of a non-exclusive license to the Katz portfolio of patents. We continue to consider the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable, shown to apply to certain of our services and a license is needed, there is no guarantee as to the terms upon which we may be able to negotiate and obtain such a license or the amount of the possible one-time and recurring license fees which we may be required to pay.

In September 2004, Captaris filed suit against our subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ e-document delivery technology executed by the parties in September 2003. The agreements provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provide for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris seeks damages of an unspecified amount, not less than $250,000, plus interest. We withheld this amount, which was the initial payment due in September 2004, from the amounts owing to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money is due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. We seek damages in an amount to be determined at trial. The court has scheduled a non-jury trial for June 5, 2006, and the parties have begun the discovery process.

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes and injunctive relief. The case is proceeding in state court with initial discovery likely.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2005	178,500	$10.74	178,500	3,638,538
May 1-31, 2005	186,500	$11.14	186,500	3,452,038
June 1-30, 2005	137,500	$10.95	137,500	3,314,538

Total	502,500	$10.95	502,500	3,314,538

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our annual meeting of shareholders was held on May 4, 2005. At the annual meeting, the following matters were voted on with the following results:

Election of Directors. At the annual meeting, Wilkie S. Colyer and Raymond H. Pirtle, Jr. were elected to serve as Class II directors for three-year terms expiring at the 2008 annual meeting of shareholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld	Abstentions
Wilkie S. Colyer	64,008,688	134,125	0
Raymond H. Pirtle, Jr.	63,010,044	1,182,769	0

The following persons continued as directors following the annual meeting: Boland T. Jones, Jeffrey A. Allred, Jeffrey T. Arnold, John R. Harris and J. Walker Smith, Jr.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a)	Exhibits

3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Articles of Amendment to Articles of Incorporation of PTEK Holdings, Inc., (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

3.4	Articles of Amendment to the Articles of Incorporation of Premiere Global Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on May 2, 2005).

3.5	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.6	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.8	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.9	Amendment No. 9 to Amended and Restated Bylaws of PTEK Holdings, Inc. (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

10.1	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.2	Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.3	Form of Restricted Stock Agreement to be issued to Boland T. Jones and Jeffrey A. Allred as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.4	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005 under the Company’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.5	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005 under the Company’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.6	Restricted Stock Agreement between Jeffrey A. Allred and Registrant, effective April 18, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.7	Second Amendment to Employment Agreement between Xpedite Systems, Inc. and T. Lee Provow, effective April 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005).

10.8	Third Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd., effective April 22, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005).

10.9	Second Amendment to Employment Letter between Michael E. Havener and the Registrant, effective April 22, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2005	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Articles of Incorporation of Premiere Technologies, Inc., as amended, (incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.2	Articles of Amendment of Articles of Incorporation of Premiere Technologies, Inc. (changing the name of the Registrant to PTEK Holdings, Inc.) (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2001).

3.3	Articles of Amendment to Articles of Incorporation of PTEK Holdings, Inc., (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

3.4	Articles of Amendment to the Articles of Incorporation of Premiere Global Services, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on May 2, 2005).

3.5	Amended and Restated Bylaws of Premiere Technologies, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2001).

3.6	Amendment No. 6 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(a) to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2001).

3.7	Amendment No. 7 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(b) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, as filed on May 15, 2002).

3.8	Amendment No. 8 to Amended and Restated Bylaws of PTEK Holdings, Inc. (incorporated by reference to Exhibit 3.3(c) to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).

3.9	Amendment No. 9 to Amended and Restated Bylaws of PTEK Holdings, Inc. (changing the name of the Registrant to Premiere Global Services, Inc.) (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K dated and filed on January 3, 2005).

10.1	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.2	Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.3	Form of Restricted Stock Agreement to be issued to Boland T. Jones and Jeffrey A. Allred as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.4	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005 under the Company’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.5	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005 under the Company’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.6	Restricted Stock Agreement between Jeffrey A. Allred and Registrant, effective April 18, 2005 (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005).

10.7	Second Amendment to Employment Agreement between Xpedite Systems, Inc. and T. Lee Provow, effective April 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005).

10.8	Third Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd., effective April 22, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005).

10.9	Second Amendment to Employment Letter between Michael E. Havener and the Registrant, effective April 22, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005).

31.1	Certification of Chief Executive pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.