Form 10-Q
period 2005-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2005-11-08
CIK 880804

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2005
Common Stock, $0.01 par value	71,680,792 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$26,264	$25,882
Marketable securities, available for sale	—	576
Accounts receivable (less allowances of $7,940 and $5,706, respectively)	83,935	72,055
Prepaid expenses and other current assets	6,764	5,148
Deferred income taxes, net	6,989	17,706

Total current assets	123,952	121,367

PROPERTY AND EQUIPMENT, NET	77,242	74,050

OTHER ASSETS
Goodwill	255,179	192,147
Intangibles, net of amortization	43,373	40,590
Deferred income taxes, net	3,461	3,461
Other assets	4,103	3,861

	$507,310	$435,476

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$38,745	$37,337
Income taxes payable	11,874	8,968
Accrued taxes	6,350	6,700
Accrued expenses	37,010	40,192
Current maturities of long-term debt and capital lease obligations	770	37
Current portion of accrued restructuring costs	3,268	1,071

Total current liabilities	98,017	94,305

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	113,822	68,147
Accrued expenses	6,316	6,094

Total long-term liabilities	120,138	74,241

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 71,625,863 and 71,301,577 shares issued and outstanding in 2005 and 2004, respectively	716	713
Unrealized gain on marketable securities, available for sale	—	6
Additional paid-in capital	691,815	694,284
Unearned restricted share compensation	(13,765)	(4,187)
Notes receivable, shareholder	(1,870)	(5,662)
Cumulative translation adjustment	(1,961)	2,429
Accumulated deficit	(385,780)	(420,653)

Total shareholders’ equity	289,155	266,930

	$507,310	$435,476

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
Revenues	$120,949	$115,198	$380,266	$332,105

Operating Expenses:
Cost of revenues (exclusive of depreciation shown separately below)	43,069	40,620	136,459	120,359
Selling and marketing	30,756	31,475	97,005	87,091
General and administrative	14,434	12,677	39,596	36,624
Research and development	2,681	2,723	7,736	8,154
Depreciation	5,400	6,469	18,325	19,302
Amortization	3,565	2,419	10,015	6,232
Restructuring costs	2,745	—	3,285	—
Equity based compensation	1,213	(96)	5,093	2,182

Total operating expenses	103,863	96,287	317,514	279,944

Operating income	17,086	18,911	62,752	52,161

Other (Expense) Income:
Interest expense	(1,677)	(728)	(3,926)	(3,875)
Interest income	61	136	481	484
Debt conversion costs	—	—	—	(17,027)
Loss on sale of marketable securities	—	—	(116)	(87)
Other, net	60	998	126	1,827

Total other (expense) income	(1,556)	406	(3,435)	(18,678)

Income from continuing operations before income taxes	15,530	19,317	59,317	33,483
Income tax expense	6,008	4,427	23,175	9,911

Income from continuing operations	$9,522	$14,890	$36,142	$23,572

DISCONTINUED OPERATIONS:
(Loss) gain from operations of Voicecom	—	—	(1,952)	1,956
Income tax (benefit) expense	—	—	(683)	761

(Loss) gain on discontinued operations	—	—	(1,269)	1,195

Net income	$9,522	$14,890	$34,873	$24,767

BASIC EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$9,522	$14,890	$36,142	$23,572
Net income	$9,522	$14,890	$34,873	$24,767
BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	70,326	69,709	70,437	62,003

Basic earnings (loss) per share:
Continuing operations	$0.14	$0.21	$0.51	$0.38
Discontinued operations	$—	$—	$(0.01)	$0.02

Net income	$0.14	$0.21	$0.50	$0.40

DILUTED EARNINGS (LOSS) PER SHARE:
Income from continuing operations	$9,522	$14,890	$36,142	$24,954
Net income	$9,522	$14,890	$34,873	$26,149
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,417	71,996	72,457	71,975

Diluted earnings (loss) per share:
Continuing operations	$0.13	$0.21	$0.50	$0.35
Discontinued operations	$—	$—	$(0.02)	$0.01

Net income	$0.13	$0.21	$0.48	$0.36

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$34,873	$24,767
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued operations	1,269	(1,195)
Debt conversion costs	—	17,027
Depreciation	18,325	19,302
Amortization	10,015	6,232
Amortization of deferred financing costs	338	559
Loss on sale of marketable securities, available for sale	116	87
Deferred income taxes	8,712	5,110
(Gain) loss on disposal of assets	(45)	118
Gain on note receivable and other liabilities	—	(1,223)
Restructuring costs	3,285	—
Payments for restructuring costs	(1,599)	(3,697)
Equity based compensation	5,093	2,182
Changes in assets and liabilities:
Accounts receivable, net	(8,445)	(6,038)
Prepaid expenses and other current assets	(1,230)	(723)
Accounts payable and accrued expenses	3,689	(5,434)

Total adjustments	39,523	32,307

Net cash provided by operating activities from continuing operations	74,396	57,074

Net cash used for discontinued operations	(1,771)	(1,697)

Net cash provided by operating activities	72,625	55,377

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(22,544)	(19,487)
Business acquisitions, net of cash acquired	(78,097)	(62,386)
Sale of marketable securities	755	667
Purchase of marketable securities	(306)	(291)
Proceeds from note receivable	—	2,400

Net cash used in operating activities	(100,192)	(79,097)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal proceeds under borrowing arrangements	96,300	39,600
Principal payments under borrowing arrangements	(52,757)	(5,000)
Payments received on shareholder notes	3,953	—
Make-whole interest payment - convertible notes	—	(16,255)
Purchase of treasury stock, at cost	(24,383)	(12,811)
Exercise of stock options	7,888	10,015

Net cash provided by financing activities	31,001	15,549

Effect of exchange rate changes on cash and cash equivalents	(3,052)	(308)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	382	(8,479)
CASH AND EQUIVALENTS, beginning of period	25,882	23,946

CASH AND EQUIVALENTS, end of period	$26,264	$15,467

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business process solutions. Our mission is to innovate communication technologies-based applications that simplify our enterprise customers’ critical business processes. We go to market with solutions in four core business practices: Document Management, Notifications Management and Marketing Automation, which are included in our Data Communications business segment (formerly known as Xpedite), and Collaboration Management, which is included in our Conferencing & Collaboration business segment (formerly known as Premiere Conferencing). The unaudited condensed consolidated balance sheet as of September 30, 2005, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three and nine months ended September 30, 2005 are not indicative of the results that may be expected for the full fiscal year of 2005 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

Included in accounts receivable at September 30, 2005 and December 31, 2004 was earned but unbilled revenue of approximately $5.1 million and $4.3 million, respectively, at Conferencing & Collaboration. Unbilled revenue consists of earned but not yet billed revenue at period end (September 30, 2005 and December 31, 2004), which results from non-calendar month billing cycles at our Conferencing & Collaboration business segment. Unbilled revenue is billed within 30 days of calendar month end.

Software Development Costs

Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to develop or enhance internal information systems are being capitalized. For the three months ended September 30, 2005 and 2004, we capitalized approximately $1.8 million and $1.0 million, respectively, of software development costs. For the nine months ended September 30, 2005 and 2004, we capitalized approximately $4.1 million and $3.1 million, respectively, of software development costs. These capitalized costs are being depreciated on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for completed phases of software development in the three and nine months ended September 30, 2005 was $0.9 million and $2.5 million, respectively. Depreciation expense recorded for completed phases in the three and nine months ended September 30, 2004 was $0.8 million and $1.9 million, respectively.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We have adopted the disclosure-only provision of SFAS No. 123. Had compensation expense for our stock option grants, except as described above, been determined based on the fair value at the grant date for awards in 2005 and 2004, consistent with the provisions of SFAS No. 123, our net income and net income per share would have been adjusted to the pro forma amounts indicated below for the three and nine months ended September 30 (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$9,522	$14,890	$34,873	$24,767
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	755	(58)	3,114	1,337
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,344)	(912)	(4,845)	(2,691)

Pro forma net income for calculating basic net income per share	$8,933	$13,920	$33,142	$23,413

Basic net income per share:
As reported	$0.14	$0.21	$0.50	$0.40
Pro forma	$0.13	$0.20	$0.47	$0.38

Pro forma net income for calculating basic net income per share	$8,933	$13,920	$33,142	$23,413
Adjustment for assumed conversion of 2008 convertible notes, net of tax	—	—	—	1,384

Pro forma net income for calculating diluted net income per share	$8,933	$13,920	$33,142	$24,797

Diluted net income per share:
As reported	$0.13	$0.21	$0.48	$0.36
Pro forma	$0.12	$0.19	$0.46	$0.34

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

Income Taxes

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. The primary temporary differences arise from depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, as needed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of September 30, 2005 and December 31, 2004, we had approximately $3.7 million and $4.0 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

During the third quarter of 2004, we reviewed our provision for uncertain tax matters associated with our former PTEK Ventures business segment. The results of these reviews indicated it was appropriate to reduce certain provisions by approximately $3.3 million for the three months ended September 30, 2004. Without this tax benefit, income (loss) from continuing operations for the three and nine months ended September 30, 2004 would have been $11.6 million and $(1.0) million, respectively. Net income (loss) for the three and nine months ended September 30, 2004 would have been $11.6 million and $(1.9) million, respectively. Basic income (loss) per share from continuing operations for the three and nine months ended September 30, 2004 would have been $0.17 and $(0.02), respectively. Diluted income (loss) per share from continuing operations would have been $0.16 and $(0.01) for the three and nine months ended September 30, 2004, respectively. Basic net income per share for the three and nine months ended September 30, 2004 would have been $0.17 and $(0.03), respectively. Diluted net income (loss) per share would have been $0.16 and $(0.02) for the three and nine months ended September 30, 2004, respectively. We do not expect any future adjustments for uncertain tax matters associated with our former PTEK Ventures business segment.

Basic and Diluted Net Income Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2005 and December 31, 2004, are contingent until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

Diluted net income per share gives effect to all potentially dilutive securities. Our stock options, convertible notes, outstanding warrants and unvested restricted shares are potentially dilutive securities during the three and nine months ended September 30, 2005 and 2004. In August 2003, we issued $85.0 million of 5% convertible subordinated notes due 2008. All of our 2008 convertible notes were called for redemption in May 2004 and converted into our common stock prior to the redemption date in June 2004 at a conversion price of approximately $6.6944 per share, or approximately 12.7 million shares. Prior to the conversion on June 14, 2004, the conversion price was less than the market value of our common stock. As a result, the net income available to common shareholders is adjusted for the interest expense of approximately $1.4 million up to the conversion date of the 2008 convertible notes for the nine months ended September 30, 2004, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of the 2008 convertible notes on the same pro-rata basis. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, our 2008 convertible notes, warrants and the unvested restricted shares, computed as follows:

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total weighted-average shares outstanding – Basic	70,325,762	69,708,658	70,437,181	62,002,611
Add common stock equivalents:
Stock options	767,125	1,283,781	976,075	1,389,214
2008 convertible notes	—	—	—	7,646,113
Warrants	5,472	6,312	14,672	9,173
Unvested restricted shares	1,319,134	997,628	1,029,441	928,127

Total weighted-average shares outstanding – Diluted	72,417,493	71,996,379	72,457,369	71,975,238

Treasury Stock

All treasury stock transactions are recorded at cost. During the nine months ended September 30, 2005, we repurchased 1,924,900 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $19.9 million. In addition, we withheld approximately 471,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $4.5 million to the Internal Revenue Service on their behalf. During the nine months ended September 30, 2004, we repurchased 1.5 million shares of our common stock under the stock repurchase program for approximately $12.8 million. We cancelled all shares of outstanding treasury stock in the quarter repurchased.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at September 30, 2005 and December 31, 2004. For the three months ended September 30, 2005 and 2004, total other comprehensive income was approximately $9.3 million and $15.1 million, respectively. For the nine months ended September 30, 2005 and 2004, total other comprehensive income was approximately $30.5 million and $25.5 million, respectively. Accumulated other comprehensive loss was $316.1 and $346.6 million at September 30, 2005 and December 31, 2004, respectively.

New Accounting Pronouncements

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of September 30, 2005, we had approximately 3.9 million granted stock options and 1.4 million granted restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable option valuation methods and the ability to discount the fair value of unvested restricted shares.

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

Reclassifications

Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to our 2005 presentation. Specifically in 2004, Data Communications’ customer service costs were reclassified from general and administrative expense to cost of revenues in the consolidated statements of operations following a management review of the functional operating costs in which it was determined that cost of revenues was a more appropriate classification for these expenses and was more consistent with the historical practices of Conferencing & Collaboration. As a result, approximately $3.5 million and $10.6 million of costs were reclassified for the three and nine months ended September 30, 2004, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Goodwill and Intangible Assets

Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142 (in thousands):

	September 30, 2005			December 31, 2004
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to amortization	$146,674	$(103,301)	$43,373	$133,976	$(93,386)	$40,590

Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $3.5 million for the remainder of 2005, $12.0 million in both 2006 and 2007, $9.1 million in 2008, $5.3 million in 2009 and $1.0 million in 2010.

Effective January 1, 2002, we adopted SFAS No. 142. It requires that goodwill and certain intangible assets will no longer be subject to amortization, but instead will be subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting units to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying value. At September 30, 2005, we completed an impairment analysis of our Data Communications business segment as a result of the decline in legacy services, primarily broadcast fax and no impairment was identified. The balance of goodwill was $255.2 million and $192.1 million as of September 30, 2005 and December 31, 2004, respectively.

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2004 and September 30, 2005 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2004	2005 Charge to Operations	Payments	Accrued Costs at September 30, 2005
Accrued restructuring costs:
Severance and exit costs	$114	$3,285	$1,027	$2,372
Contractual obligations	4,676	—	575	4,101

Accrued restructuring costs	$4,790	$3,285	$1,602	$6,473

Realignment of Workforce - 2005

During the first nine months of 2005, we executed a long-range plan to consolidate duplicative business processes and functions and re-align the sales force. This plan encompasses managing ourselves under the “Premiere Global Services” brand name as opposed to separate businesses. As a result of this plan, we have recorded restructuring costs for future severance payments of $3.3 million. During the first half of 2005, these costs were associated with a reduction in workforce of approximately 20 employees in various European country-level and North America finance functions in our Data Communications business segment. During the third quarter of 2005, these costs were associated with a reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions at both business segments, primarily in North America and Europe. The reductions in non-financial functions is the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reductions in

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

financial functions during the third quarter are the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America. Management expects to pay these severances in 2005 and early 2006. The remaining balance in this accrual at September 30, 2005 is $2.4 million.

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

On a business segment basis, Data Communications recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During the nine months ended September 30, 2005 and 2004, Data Communications paid approximately $0.0 million and $2.1 million, respectively, related to severance and exit costs and $0.6 million and $0.5 million, respectively, in contractual obligations. A majority of the contractual obligations relate to a Data Communications real property lease which expires in 2016, with approximately $3.2 million of this liability classified in long-term accrued expenses on the balance sheet at September 30, 2005. The remaining restructuring reserve was approximately $4.1 million at September 30, 2005, which is expected to be paid at a rate of approximately $0.4 million per year through the expiration of the lease term in 2016. Conferencing & Collaboration recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. Corporate recorded a charge of approximately $0.7 million relating to severance obligations due to our former chief legal officer. Conferencing & Collaboration and Corporate paid the remaining restructuring costs during the year ended December 31, 2004 and do not expect any further payments related to these costs.

Realignment of Workforce – Fourth Quarter 2002

In the fourth quarter of 2002, Data Communications and Corporate terminated employees pursuant to a plan to reduce headcount and sales and administration costs. During the first quarter of 2005 and 2004, we paid approximately $0.1 million, in severance costs related to this plan. During the quarter ended June 30, 2005, the remaining accrual was paid, and we do not expect any future payments related to these costs.

4. MARKETABLE SECURITIES, AVAILABLE FOR SALE

During 2005 and 2004, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the six months ended June 30, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million, less commissions, recognizing a loss of $0.1 million. As of September 30, 2005, we do not hold any marketable securities.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis AG and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life, and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142).

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

Conferencing & Collaboration

In August 2005, Conferencing & Collaboration acquired the outstanding stock of Netspoke, Inc., a U.S.-based provider of audio and Web conferencing services. We paid $23.3 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.0 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over a five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer intangible assets purchased. The residual $20.7 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In June 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings Corporation, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists, and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over a five-year useful lives. The residual $3.7 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In March 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web-conferencing services business of Citizens Communications Company, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.5 million has been allocated to severance and certain other acquisition liabilities, and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $35.1 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In November 2004, Conferencing & Collaboration acquired all of the outstanding stock of Communications Network Enhancement Inc. d/b/a ConferenceCallService (CCS), a U.S.-based provider of audio and Web conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.9 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-complete and customer lists. The residual $12.1 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne Communications, Inc., a U.S.-based provider of audio and Web-conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $16.2 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Unaudited Pro Forma Information

The following unaudited pro forma financial information gives effect as if all 2004 and 2005 acquisitions, which were deemed individually immaterial but material in the aggregate under SFAS No. 141 (but were not deemed significant either individually or in the aggregate under Regulation S-X), had been acquired at the beginning of fiscal 2004 and are estimated to be (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$121,949	$131,902	$394,264	$396,707

Income from continuing operations	9,384	16,239	36,840	29,292
Basic income per share from continuing operations	$0.13	$0.23	$0.52	$0.47
Adjusted income from continuing operations	9,384	16,239	36,840	30,677
Diluted income per share from continuing operations	$0.13	$0.23	$0.51	$0.43

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

Discontinued Operations

On July 27, 2005, we settled the litigation with JOBA, Inc., a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by a party to the litigation but unrelated to us, Voicecom Telecommunications, LLC. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses have been accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations.

During the second quarter of 2005 and 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

6. INDEBTEDNESS

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at September 30, 2005 is $1.7 million.

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, amended our existing $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of September 30, 2005 we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At September 30, 2005, our interest rate on 30-day LIBOR loans was 5.11%. As of September 30, 2005, we had $112.5 million of borrowings outstanding and $0.7 million in letters of credit outstanding under our line of credit.

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at September 30, 2005 is $0.4 million.

At September 30, 2005, we had no other indebtedness outstanding except for the borrowings described above.

7. EQUITY BASED COMPENSATION CHARGES

For the nine months ended September 30, 2005, we recognized approximately $5.1 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $3.5 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer, $1.5 million related to restricted stock issued to other employees, $0.2 million related to payroll taxes withheld and remitted on behalf of employees on the vesting of restricted stock grants, $(0.3) million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options, and $0.2 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. At September 30, 2005, there were approximately 144,000 options outstanding that will remain subject to variable accounting until such options are exercised, forfeited or expire unexercised. Of the restricted shares issued in 2004 and 2005, approximately $13.8 million remained unvested at September 30, 2005 and are classified as “Unearned restricted share compensation” on the condensed consolidated balance sheet. Assuming all employees who received restricted stock remain with us through their vesting period, the equity based compensation expense in future periods resulting from the restricted shares issued will be approximately $1.3 million for the remainder of 2005, and $3.8 million, $3.6 million, $2.8 million, $2.2 million and $0.1 million in 2006 through 2010, respectively.

For the nine months ended September 30, 2004, we recognized approximately $2.2 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, approximately $0.2 million related to restricted shares issued to certain members of executive management, $1.0 million related to non-cash stock compensation expense for restricted shares issued to other employees, $0.4 million related to vesting of options exchanged for restricted shares in 2001 and $0.5 million related to the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. No expense was recorded for variable stock options because the market value of our common stock at September 30, 2004 was approximately equal to the market value at December 31, 2003.

During the nine months ended September 30, 2005, our chief executive officer repaid approximately $4.0 million of his outstanding loans to us with proceeds from sales of his stock pursuant to a previously announced plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. The principal amount outstanding under all remaining loans owed to us by our chief executive officer, which are classified as “Notes receivable, shareholder” on the face of the condensed consolidated balance sheet, is approximately $1.9 million as of September 30, 2005.

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

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC), who acquired our common stock upon our acquisition of Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which was granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit.

In September 2004, Captaris, Inc. filed suit against our Data Communications subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ e-document delivery technology executed by the parties in September 2003. The agreements provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provide for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris seeks damages of an unspecified amount, not less than $250,000, plus interest. We have withheld payments to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money is due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. We seek damages in an amount to be determined at trial. The court has scheduled a non-jury trial for June 5, 2006, and the parties have begun the discovery process.

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal Telephone Consumer Protection Act of 1991, as amended, (TCPA) and applicable Federal Communication Commission (FCC) rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes and injunctive relief. The case is proceeding in state court and the parties have begun the discovery process.

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

On July 27, 2005, we settled the litigation with JOBA, a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel, and by a party to the litigation but unrelated to us, Voicecom. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. On August 5, 2006, the parties voluntarily dismissed this action pursuant to the settlement agreement.

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

One of Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), has historically accounted for a significant amount of revenue. Sales to that customer accounted for approximately 3.9% and 6.9% of consolidated revenues from continuing operations (7.6% and 13.7% of Conferencing & Collaboration’s revenue) in the three and nine months ended September 30, 2005, respectively, and approximately 10.4% and 11.0% of consolidated revenues from continuing operations (22.4% and 24.6% of Conferencing & Collaboration’s revenue) in the three and nine months ended September 30, 2004, respectively. Because IBM has chosen to migrate most of its automated conferencing needs into an IBM proprietary solution, we expect sales to IBM will account for approximately 4% to 6% of consolidated revenues in 2005.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Revenues from continuing operations:
Data Communications	$58.8	$61.5	$189.7	$183.6
Conferencing & Collaboration	62.1	53.8	190.7	148.7
Eliminations	—	(0.1)	(0.1)	(0.2)

	$120.9	$115.2	$380.3	$332.1

Income (loss):
Income (loss) from continuing operations:
Data Communications	$3.7	$5.4	$16.4	$15.9
Conferencing & Collaboration	8.8	7.5	28.9	21.0
Unallocated corporate costs	(3.0)	2.0	(9.2)	(13.3)

	$9.5	$14.9	$36.1	$23.6

	September 30, 2005	December 31, 2004
Identifiable Assets:
Data Communications	$241.3	$236.9
Conferencing & Collaboration	247.3	158.5
Unallocated corporate assets	18.7	40.1

	$507.3	$435.5

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from continuing operations:
North America	$78.4	$76.8	$245.3	$217.7
Europe	23.1	20.6	77.4	60.7
Asia Pacific	19.4	17.8	57.6	53.7

	$120.9	$115.2	$380.3	$332.1

10. STATEMENT OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Nine Months Ended
	2005	2004
Cash paid (received) during the year for:
Interest	$3,857	$5,554
Income taxes, net	$6,737	$2,218

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. The principal unpaid balance at September 30, 2005 is $1.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a global outsource provider of business process solutions. Our mission is to innovate communication technologies-based applications that simplify our enterprise customers’ critical business processes. We go to market with solutions in four core business practices: Document Management, Notifications Management and Marketing Automation, which are included in our Data Communications business segment, and Collaboration Management, which is included in our Conferencing & Collaboration business segment.

At the beginning of 2005, we adopted a single brand, “Premiere Global Services”, for both of our business segments and began to manage ourselves under that brand as opposed to separate businesses. In the first nine months of 2005, we continued to focus on organic revenue growth, including through growth in our core services and in international revenue, as well as through accretive acquisitions, such as our acquisitions of Netspoke, Intelligent Meetings and the conferencing services business of Citizens Communications. In addition, we implemented additional cost controls, including the execution of a long-range plan to consolidate duplicate business processes and functions and to re-align sales forces at both business segments.

Key financial highlights for the third quarter of 2005 include:

•	Conferencing and Collaboration revenue increased 15.4% to $62.1 million

•	Data Communications revenue declined 4.3% to $58.8 million

•	Revenue from our largest customer, IBM, declined to $4.7 million versus $12.0 million in the prior year period

•	Revenue from our legacy broadcast fax services declined to $28.1 million versus $32.3 million in the prior year period

We believe that focusing on our core services, coupled with technological innovation, will generate organic growth that will assist us in overcoming the expected revenue decline from our largest customer and our legacy broadcast fax business. We intend to continue to use our cash flow and liquidity to repurchase shares of our stock, to invest in the continued automation of our services and to seek accretive acquisitions in order to provide additional customers, technologies and applications for our core business process solutions. For example, we believe that our recently completed acquisition of Netspoke will provide us with a solid customer base as well as a full-feature Web collaboration platform upon which we intend to build additional applications.

The results of operations for the three months and nine months ended September 30, 2005, are not indicative of the results that may be expected for the full fiscal year of 2005 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2004 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

The following table presents selected financial information regarding our business segments for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Revenues from continuing operations:
Data Communications	$58.8	$61.5	$189.7	$183.6
Conferencing & Collaboration	62.1	53.8	190.7	148.7
Eliminations	—	(0.1)	(0.1)	(0.2)

	$120.9	$115.2	$380.3	$332.1

Income (loss):
Income (loss) from continuing operations:
Data Communications	$3.7	$5.4	$16.4	$15.9
Conferencing & Collaboration	8.8	7.5	28.9	21.0
Unallocated corporate costs	(3.0)	2.0	(9.2)	(13.3)

	$9.5	$14.9	$36.1	$23.6

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues from continuing operations:
North America	$78.4	$76.8	$245.3	$217.7
Europe	23.1	20.6	77.4	60.7
Asia Pacific	19.4	17.8	57.6	53.7

	$120.9	$115.2	$380.3	$332.1

ANALYSIS

Revenues

Consolidated revenues increased 5.0% to $120.9 million for the three months ended September 30, 2005 compared with $115.2 million for the same period in 2004 and increased 14.5% to $380.3 million for the nine months ended September 30, 2005 compared with $332.1 million for the same period in 2004. On a reportable segment basis:

•	For the three months ended September 30, 2005 and 2004, Data Communications revenue was 48.7% and 53.3% of consolidated revenues, respectively. For the nine months ended September 30, 2005 and 2004, Data Communications revenue was 49.9% and 55.2% of consolidated revenues, respectively. For the three months ended September 30, 2005, as compared to the same period in 2004, Data Communications experienced a 4.3% decrease in revenue from $61.5 million to $58.8 million. For the nine months ended September 30, 2005, as compared to the same period in 2004, Data Communications experienced a 3.3% increase in revenue from $183.6 million to $189.7 million. This change in revenue as a percentage of consolidated revenues was due to declines in North America revenue of $3.7 million, or 11.4%, and $6.2 million, or 6.4%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. These declines were offset by increases in international revenue of $1.1 million, or 3.7%, and $12.3 million, or 14.2%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. The declines in North America revenue are primarily the result of declines in our legacy broadcast fax services of $3.8 million, or 26.9%, and $10.3 million, or 22.4%, for the three and nine months ended September 30, 2005, respectively, compared to the same periods in 2004. Increases in international revenue for the three and nine months ended September 30, 2005 were primarily the result of the acquisition of Unimontus in May 2004 and I-Media in November 2004.

•	For the three months ended September 30, 2005 and 2004, Conferencing & Collaboration revenue was 51.3% and 46.7% of consolidated revenues, respectively. For the nine months ended September 30, 2005 and 2004, Conferencing & Collaboration revenue was 50.1% and 44.8% of consolidated revenues, respectively. For the three months ended September 30, 2005, as compared to the same period in 2004, Conferencing & Collaboration experienced a 15.4% increase in revenue from $53.8 million to $62.1 million. For the nine months ended September 30, 2005, as compared to the same period in 2004, Conferencing & Collaboration experienced a 28.3% increase in revenue from $148.7 million to $190.7 million. These increases were due to growth in North America revenue of $5.4 million, or 12.1%, and $33.8 million, or 28.0%, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. International revenue growth was $3.0 million, or 31.8%, and $8.3 million, or 29.7%, for the three and nine months ended September 30, 2005 compared to the same periods in 2004. The primary increase in revenue is attributable to growth in sales of our ReadyConference® Plus and Web conferencing services (other than sales to IBM) and the acquisition strategy we initiated in the second quarter of 2004 during which we have acquired RCI, ClearOne, Connect-us, CCS, the conferencing business of Citizens Communications, Intelligent Meetings and Netspoke. Growth in these Conferencing & Collaboration services have been negatively impacted by industry-wide price compression. Additionally, growth has been adversely effected by declines in our revenues with IBM which represented $4.7 million and $12.0 million for the three months ended September 30, 2005 and 2004, respectively, and $26.1 million and $36.6 million for the nine months ended September 30, 2005 and 2004, respectively. As previously disclosed, IBM intends to migrate a significant portion of their automated conferencing business to a proprietary IBM solution. As a result of this migration, we saw an appreciable decline in our business with IBM in the third quarter and first nine months of 2005 and expect to see an acceleration in this decline for the remainder of the year as IBM completes this migration.

For the three and nine months ended September 30, 2005, consolidated revenues on a geographic region basis increased in North America to $78.4 million and $245.3 million, respectively, from $76.8 million and $217.7 million, respectively, for the comparable periods in 2004. For the three and nine months ended September 30, 2005, consolidated revenues in Europe increased to $23.1 million and $77.4 million, respectively, from $20.6 million and $60.7 million for the same periods in 2004. For the three months and nine months ended September 30, 2005, Asia Pacific revenues increased to $19.4 million and $57.6 million, respectively, from $17.8 million and $53.7 million for the same periods in 2004. Although we experienced revenue growth in our European and Asia Pacific regions in the comparable nine-month periods as a result of the continued regional expansion of Conferencing & Collaboration and Data Communications’ European acquisitions of Unimontus and I-Media, this growth was offset by the strengthening of the U.S. dollar against currencies in foreign countries in which we do business. No significant foreign exchange impact occurred with regard to the comparable three-month periods. If the U.S. dollar were to remain at exchange rates prevalent at September 30, 2005, for the remainder of the year, we would expect foreign exchange to have a negative effect on future quarterly international revenues relative to comparable periods in 2004. An analysis of a 10% increase or decrease in foreign exchange rates on our international business is disclosed in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk” of this Form 10-Q.

Cost of revenues

Consolidated cost of revenues increased 6.0% to $43.1 million from $40.6 million and increased to 35.6% from 35.3% of consolidated revenues, for the three months ended September 30, 2005 as compared to the same period in 2004. Consolidated cost of revenues increased 13.4% to $136.5 million from $120.4 million and decreased to 35.9% from 36.2% of consolidated revenues, for the nine months ended September 30, 2005 as compared to the same period in 2004. The increase in cost of revenues as a percentage of revenues for the three month comparable period is the result of the significant reduction in revenues associated with Conferencing & Collaboration IBM services, Data Communications North America legacy broadcast fax services and reductions in average selling prices, offset in part by reductions in network telecommunications costs. The decrease in cost of revenues as a percentage of revenues for the nine months comparable period is the result of decreased network telecommunications costs offset by a reduction in revenues associated with Conferencing & Collaboration IBM services, Data Communications North America legacy broadcast fax services and reductions in average selling prices. Data Communications cost of revenue as a percentage of segment revenue was 37.0% and 34.6% for the three months ended September 30, 2005 and 2004, respectively, and 37.6% and 35.5% for the nine months ended September 30, 2005 and 2004, respectively. The increase in Data Communications cost of revenue as a percentage of revenue is associated with the acquisition of I-Media and significant reductions in revenues from North America legacy broadcast fax services, offset in part by telecommunications network cost reductions. Conferencing & Collaboration cost of revenue as a percentage of segment revenue was 34.3% and 36.5% for the three months ended September 30, 2005 and 2004, respectively, and 34.2% and 37.1% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in Conferencing & Collaboration cost of revenue is associated with reductions in telecommunications network costs, offset by reductions in IBM revenue.

Selling and marketing

Consolidated selling and marketing costs decreased 2.3% to $30.8 million from $31.5 million and decreased to 25.4% from 27.3% of consolidated revenues for the three months ended September 30, 2005 as compared to the same period in 2004. Consolidated selling and marketing costs increased 11.4% to $97.0 million from $87.1 million and decreased to 25.5% from 26.2% of consolidated revenues for the nine months ended September 30, 2005 as compared to the same period in 2004. Consolidated selling and marketing costs as a percentage of revenues have declined as a result of reductions in workforce associated with selling and marketing functions. Data Communications selling and marketing costs as a percentage of segment revenue were 25.1% and 29.2% for the three months ended September 30, 2005 and 2004, respectively, and 25.4% and 27.9% for the nine months ended September 30, 2005 and 2004, respectively. The decrease in Data Communications selling and marketing costs as a percentage of revenue is the result of reduced selling costs associated with North America legacy broadcast fax services and reduction in workforce associated with selling and marketing functions for non-broadcast fax services. Conferencing & Collaboration selling and marketing costs as a percentage of segment revenue were 25.7% and 25.1% for the three months ended September 30, 2005 and 2004, respectively, and 25.6% and 24.1% for the nine months ended September 30, 2005 and 2004, respectively. The increase in Conferencing & Collaboration selling and marketing costs is attributable to investment in new selling and marketing channels. We expect that selling and marketing costs as a percentage of Conferencing & Collaboration revenue will increase for the remainder of the year as IBM declines as a percentage of revenue since IBM has an inherently lower selling and marketing cost in relation to our other selling and marketing channels.

Research and development

Consolidated research and development costs remained unchanged at $2.7 million and decreased to 2.2% from 2.4% of consolidated revenues for the three months ended September 30, 2005 as compared to the same period in 2004. Consolidated research and development costs decreased 5.1% to $7.7 million from $8.2 million and decreased to 2.0% from 2.5% of consolidated revenues for the nine months ended September 30, 2005 as compared to the same period in 2004. The overall decline in research and development costs as a percentage of consolidated revenues is the result of reduced maintenance costs at Data Communications, offset by increased maintenance costs at Conferencing & Collaboration, primarily as a result of Conferencing & Collaboration’s acquisition of Netspoke. Data Communications research and development costs as a percentage of segment revenue were 2.5% and 3.5% for the three months ended September 30, 2005 and 2004, respectively, and 2.6% and 3.6% for the nine months ended September 30, 2005 and 2004, respectively. Conferencing & Collaboration research and development costs as a percentage of segment revenue were 1.9% and 1.0% for the three months ended September 30, 2005 and 2004, respectively, and 1.4% and 1.1% for the nine months ended September 30, 2005 and 2004, respectively.

General and administrative

Consolidated general and administrative costs increased 13.9% to $14.4 million from $12.7 million and increased to 11.9% from 11.0% of consolidated revenues, for the three months ended September 30, 2005 as compared to the same period in 2004. Consolidated general and administrative increased 8.1% to $39.6 million from $36.6 million and decreased to 10.4% from 11.0% of consolidated revenues for the nine months ended September 30, 2005 as compared to the same period in 2004. For the comparable three-month periods, the increase in general and administrative costs as a percentage of consolidated revenues is primarily the result of increases in the allowance for doubtful accounts associated with two significant legacy broadcast fax customers and the acquisition of Netspoke. For the comparable nine-month periods, the decline in general and administrative costs as a percentage of consolidated revenues is the result of reductions in Sarbanes-Oxley compliance costs and synergies gained from integrating previously acquired companies. Data Communications general and administrative costs as a percentage of segment revenue were 11.3% and 7.9% for the three months ended September 30, 2005 and 2004, respectively, and 9.0% and 8.4% for the nine months ended September 30, 2005 and 2004, respectively. Conferencing & Collaboration general and administrative costs as a percentage of segment revenue were 7.1% and 7.2% for the three months ended September 30, 2005 and 2004, respectively, and 6.6% and 7.2% for the nine months ended September 30, 2005 and 2004, respectively. Corporate unallocated general and administrative costs as a percentage of consolidated revenues were 2.8% and 3.2% for the three months ended September 30, 2005 and 2004, respectively. Corporate unallocated general and administrative costs as a percentage of consolidated revenues were 2.6% and 3.1% for the nine months ended September 30, 2005 and 2004, respectively.

Depreciation

Consolidated depreciation expense decreased 16.5% to $5.4 million from $6.5 million and decreased to 4.5% from 5.6% of consolidated revenues for the three months ended September 30, 2005 as compared to the same period in 2004. Consolidated depreciation expense decreased 5.1% to $18.3 million from $19.3 million and decreased to 4.8% from 5.8% of consolidated revenues for the nine months ended September 30, 2005 as compared to the same period in 2004. As a percentage of consolidated revenues, the decline in depreciation expense is primarily the result of a refund of New Jersey state sales taxes previously paid on Data Communications equipment purchased in New Jersey that has been fully depreciated. Data Communications depreciation expense as a percentage of segment revenue was 4.3% and 6.0% for the three months ended September 30, 2005 and 2004, respectively, and 5.2% and 6.1% for the nine months ended September 30, 2005 and 2004, respectively. Conferencing & Collaboration depreciation expense as a percentage of segment revenue was 4.2% and 4.8% for the three months ended September 30, 2005 and 2004, respectively, and 4.1% and 4.9% for the nine months ended September 30, 2005 and 2004, respectively. Corporate depreciation as a percentage of consolidated revenues was 0.2% for both the three months ended September 30, 2005 and 2004. Corporate depreciation expense as a percentage of consolidated revenues was 0.2% for both the nine months ended September 30, 2005 and 2004.

Amortization

Consolidated amortization expense increased to $3.6 million and $10.0 million, or 3.0% and 2.6%, of consolidated revenues for the three and nine months ended September 30, 2005, respectively, from $2.4 million and $6.2 million, or 2.1% and 1.9%, of consolidated revenues for the comparable periods in 2004. The increase in amortization expense for the three and nine months ended September 30, 2005 was primarily the result of the amortization of acquired customer lists associated with our acquisitions completed in 2004 and 2005.

Restructuring costs

During the three and nine months ended September 30, 2005, we incurred $2.7 million and $3.3 million of restructuring costs, respectively. These costs were primarily associated with the third quarter reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions in both business segments, primarily in North America and Europe. The reductions in non-financial functions mentioned above is the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reductions in financial functions during the third quarter are the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America, as a result of transitioning from a decentralized business structure into a single brand concept under Premiere Global Services.

Equity based compensation

Consolidated equity based compensation increased to $1.2 million and $5.1 million for the three and nine months ended September 30, 2005, respectively, from $(0.1) million and $2.2 million for the comparable periods in

2004. The increase in 2005 is primarily the result of restricted stock issued to employees and restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer. The majority of our restricted stock grants have vesting periods of three to five years.

Interest expense, net

Net interest expense increased to $1.6 million for the three months ended September 30, 2005 and remained stable at $3.4 million for the nine months ended September 30, 2005, from $0.6 million and $3.4 million, respectively, for the comparable periods in 2004. Interest expense, net increased as a result of increased average borrowings outstanding and increases in LIBOR and prime interest rates associated with our credit facility. Our credit facility interest rates are variable and are sensitive to increase and decreases in short-term interest rates. The increases in average borrowings outstanding is the result of the execution of our acquisition strategy. Average debt outstanding during the three months ended September 30, 2005 and 2004 was $109.0 million and $59.6 million, respectively. Average debt outstanding during the nine months ended September 30, 2005 and 2004 was $96.0 million and $79.6 million, respectively.

Conversion of Debt

In May 2004, we called for early redemption our 2008 convertible notes shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert these notes into our common stock prior to the redemption date. All holders received accrued and unpaid interest and the interest make-whole amount. The interest make-whole amount that we paid in cash was funded from our line of credit. $17.0 million of debt conversion costs were expensed in the second quarter of 2004, comprised of $16.3 million of interest make-whole payment and $0.7 million of deferred financing costs related to the refinancing of our previous $60 million credit facility with a $120 million line of credit in September 2004. Additionally, we deducted from additional paid-in-capital $3.0 million associated with deferred financing costs relating to our 2008 convertible notes. For a discussion of our line of credit, see “—Liquidity and Capital Resources- Capital resources.”

Loss on sale of marketable securities

Loss on marketable securities was $0.1 million for both the nine months ended September 30, 2005 and 2004. During 2005 and 2004, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the nine months ended September 30, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of September 30, 2005, we do not hold any marketable securities.

Other, net

Other, net was $0.1 million and $1.0 million for the three months ended September 30, 2005 and 2004, respectively, and $0.1 million and $1.8 million for the nine months ended September 30, 2005 and 2004, respectively. Other, net in 2004 was comprised primarily of gains associated with proceeds from a note receivable from EasyLink Services Corporation. In October 2003, we paid AT&T Corp. approximately $1.9 million in cash and issued AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock, as well as costs associated with the investment. The warrant was recorded at its fair market value under the Black-Scholes method. We modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in September 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, we were entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on September 1, 2006. We recorded gains in 2004, as a result of receiving payments in excess of the recorded carrying value. Prior to the pre-payment of this note receivable, we believed it was appropriate not to assign any further carrying value to this note. Accordingly, additional payments that were received were recorded as additional gain until further evidence became available to support a carrying value. During the fourth quarter of 2004, EasyLink refinanced our note receivable with funding from a third party and, therefore, pre-paid the remaining amounts due. The EasyLink note was accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

Effective income tax rate

For the three and nine months ended September 30, 2005, our effective income tax rate varied from the statutory rate, primarily as a result of non-deductible executive compensation expenses. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

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

DISCONTINUED OPERATIONS

On July 27, 2005, we settled the litigation with JOBA, a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel, and by Voicecom. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses have been accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations.

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

In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141 and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life, and $0.2 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Conferencing & Collaboration

In August 2005, Conferencing & Collaboration acquired the outstanding stock of Netspoke, a U.S.-based provider of audio and Web conferencing services. We paid $23.3 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.0 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over a five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer intangible assets purchased. The residual $20.7 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In June 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists, and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over a five-year useful lives. The residual $3.7 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In March 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web-conferencing services business of Citizens Communications, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.5 million has been allocated to severance and certain other acquisition liabilities, and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $35.1 million of the aggregate purchase price has been allocated preliminarily to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

In November 2004, Conferencing & Collaboration acquired all of the outstanding stock of CCS, a U.S.-based provider of audio and Web conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $2.1 million has been allocated to acquired fixed assets, $1.9 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-complete and customer lists. The residual $12.1 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne, Communications, a U.S.-based provider of audio and Web-conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $16.2 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2005, we had $26.3 million in cash and cash equivalents compared to $25.9 million at December 31, 2004. Cash balances residing outside of the U.S. at September 30, 2005 were $24.5 million compared to $18.8 million at December 31, 2004. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At September 30, 2005, we had approximately $66.8 million of availability under our line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

Cash provided by operating activities consists of cash provided by operating activities from continuing operations and payments for discontinued operations. Cash provided by operating activities from continuing operations was $74.4 million for the nine months ended September 30, 2005 as compared to $57.1 million for the same period in 2004. The increase in operating cash flow is attributable to increased net income from continuing operations for the nine months ended September 30, 2005, as compared to the same period in 2004, supplemented by favorable working capital movement related to income taxes payable. Payments for discontinued operations were $1.8 million for the nine months ended September 30, 2005 as compared to payments for discontinued operations of $1.7 million for the same period in 2004. Payments for discontinued operations for the nine months ended September 30, 2005 represented amounts paid to settle litigation with JOBA, a franchisee of our former Voicecom business segment and rental payments associated with exited facilities of our former Voicecom business segment. Payments for discontinued operations for the nine months ended September 30, 2004 represented rental payments associated with exited facilities of our former Voicecom business segment. Cash provided by operating activities was $72.6 million for the nine months ended September 30, 2005 as compared to $55.4 million for the same period in 2004.

Cash used in investing activities

Cash used in investing activities was $100.2 million for the nine months ended September 30, 2005 as compared to cash used in investing activities of $79.1 million for the same period in 2004. The principal uses of cash in investing activities for the nine months ended September 30, 2005 were $22.5 million of capital expenditures and $78.1 million of purchase price for the acquisitions of Netspoke, Intelligent Meetings, the conferencing services business of Citizens Communications and costs associated with prior year acquisitions. These uses were offset slightly by net proceeds from the purchase and sale of marketable securities of $0.4 million. The principal uses of cash in investing activities in the nine months ended September 30, 2004 were $19.5 million for capital expenditures and $62.4 million of the purchase price for the acquisitions of Adval, Unimontis, RCI, Clear One, Connect-us and the remaining purchase price obligation of the fax services business of Cable & Wireless USA, Inc. from 2003. These uses were offset slightly by proceeds from the EasyLink note receivable and net proceeds from marketable securities sales and purchases.

Cash provided by financing activities

Cash provided by financing activities for the nine months ended September 30, 2005 totaled $31.0 million as compared with cash provided by financing activities of $15.5 million for the same period in 2004. Cash provided by financing activities for the nine months ended September 30, 2005 included $43.5 million of net borrowings on our line of credit to fund acquisition activities and stock repurchases, proceeds from payment of shareholder note receivables from our chief executive officer of $4.0 million and proceeds from stock option exercises of $7.9 million, offset by stock repurchases of $24.4 million. Cash provided by financing activities for the nine months ended September 30, 2004 were the result of proceeds of $34.6 million on our line of credit to fund acquisition activities and stock option exercises of $10.0 million, offset by stock repurchases of $12.8 million and make-whole interest payment on early conversion of our convertible notes of $16.3 million.

Off-balance sheet arrangements

As of September 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. As of September 30, 2005 and December 31, 2004, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for this potential exposure. In the event that actual results differ from these estimates, we may need to adjust sales tax accounts which could materially impact our financial condition and results of operations. For example, we are currently in the process of refuting an assessment of sales tax by a state and cannot predict the eventual outcome or timing of when we will reach resolution.

Income taxes

We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, as needed, in accordance with SFAS No. 5. As of September 30, 2005 and December 31, 2004, we had approximately $3.7 million and $4.0 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at September 30, 2005 was $1.7 million.

In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The new facility, with a syndicate led by Bank of America, N.A, amended our existing $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of September 30, 2005 we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At September 30, 2005, our interest rate on 30-day LIBOR loans was 5.11%. As of September 30, 2005, we had $112.5 million of borrowings outstanding and $0.7 million in letters of credit outstanding under our line of credit.

In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at September 30, 2005 is $0.4 million.

At September 30, 2005, we had no other indebtedness outstanding except for the borrowings described above.

Liquidity

As of September 30, 2005, we had $26.3 million of cash and cash equivalents. We generated positive operating cash flows from each of our business segments for the three and nine months ended September 30, 2005. Each business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have drawn on our line of credit in order to fund certain acquisitions. At September 30, 2005, we had $66.8 million of undrawn available credit on our line of credit.

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

In December 2004, the FASB, issued a revision to SFAS 123, “Share-Based Payment” (SFAS No. 123R), that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS No. 123R’s effective date would be applicable for awards that are granted, modified, become vested or settled in cash in annual periods beginning after June 15, 2005. SFAS No. 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. We intend to adopt SFAS No. 123R prospectively commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of September 30, 2005, we had approximately 3.9 million granted stock options and 1.4 million granted restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable option valuation methods and the ability to discount the fair value of unvested restricted shares.

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

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to compete based on price and against our existing and future competitors

•	Our ability to respond to rapid technological change and the development of alternatives to our services

•	Market acceptance of new services and enhancements to existing services

•	Costs or difficulties related to the integration of any new or acquired businesses and technologies

•	Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks

•	Our ability to increase our network capacity to meet customer demands

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services

•	Our ability to increase revenues from existing or new Conferencing & Collaboration customers to make up for lost revenues from one of our historically largest customers

•	Continued weakness in Data Communications’ legacy broadcast fax business

•	Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements

•	Increased leverage may harm our financial condition and results of operations

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness

•	Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods

•	Our exposure to adverse fluctuations in foreign currency exchange rates

•	Assessment of income, state sales and other taxes for which we have not accrued

•	Our ability to attract and retain qualified key personnel

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims

•	Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets

•	Our ability to protect our proprietary technology and intellectual property rights

•	Legislative or regulatory changes, such as a recent California law that would prohibit unsolicited fax advertisements sent into or out of California without express permission, may adversely affect our Data Communications business

•	Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers

•	Risks associated with expansion of our international operations

•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected

•	Factors described under the caption “Risk Factors Affecting Future Performance” in our annual report on Form 10-K for the year ended December 31, 2004

•	Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

At September 30, 2005, we had borrowings of $112.5 million outstanding under our line of credit that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $1.1 million based on the September 30, 2005 debt level.

Approximately 37.0% of our consolidated revenues and 37.5% of our consolidated operating costs and expenses were transacted in foreign currencies for the nine-month period ended September 30, 2005. As a result, fluctuations in exchange rates impact the amount of our reported revenues and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the nine-month period ended September 30, 2005 by approximately $14.1 million and consolidated operating costs and expenses for the nine-month period ended September 30, 2005 by approximately $10.5 million. We have not used derivatives to manage foreign currency exchange translation risk, and no foreign currency exchange derivatives were outstanding at September 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2005, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

During the third quarter of 2005, we converted the general ledger, accounts payable and purchasing systems at our European and South Asian Data Communications business segment from SunSystems to PeopleSoft which is the system that is currently used by our Conference & Collaboration business segment worldwide. The PeopleSoft system is an enterprise resource planning (ERP) system and we believe that its implementation will add more system controls to these financial processes which will, in turn, assist us in improving our overall controls. Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. These steps include testing before implementation, deploying resources to mitigate internal control risks, implementing reviews to ensure the accuracy of our data and processes and performing multiple levels of analysis. Other than as described above, there were no other changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite, who acquired our common stock upon our acquisition of Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which was granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit.

In September 2004, Captaris filed suit against our Data Communications subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ e-document delivery technology executed by the parties in September 2003. The agreements provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provide for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris seeks damages of an unspecified amount, not less than $250,000, plus interest. We have withheld payments to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money is due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. We seek damages in an amount to be determined at trial. The court has scheduled a non-jury trial for June 5, 2006, and the parties have begun the discovery process.

On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including to Mr. Worsham’s telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes and injunctive relief. The case is proceeding in state court and the parties have begun the discovery process.

We have received letters from A2D, an affiliate of Ronald A. Katz Technology Licensing, L.P., informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our Conferencing & Collaboration services. The letters also include an offer to us of a non-exclusive license to the Katz portfolio of patents. We continue to consider the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable, shown to apply to certain of our services and a license is needed, there is no guarantee as to the terms upon which we may be able to negotiate and obtain such a license or the amount of the possible one-time and recurring license fees which we may be required to pay.

On July 27, 2005, we settled the litigation with JOBA, a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel, and by a party to the litigation but unrelated to us, Voicecom. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. On August 5, 2006, the parties voluntarily dismissed this action pursuant to the settlement agreement.

We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31, 2005	—	—	—	3,314,538
August 1-31, 2005	787,400	$10.07	787,400	2,527,138
September 1-30, 2005	—	—	—	2,527,138

Total	787,400	$10.07	787,400	2,527,138

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

Date: November 8, 2005	PREMIERE GLOBAL SERVICES, INC.

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