Form 10-K
period 2005-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2006-03-16
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ____________________

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
None
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[    ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[    ] Yes [X] No

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [    ] No [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, on June 30, 2005 as reported by the New York Stock Exchange was approximately $742,535,724. As of March 10, 2006, there were 71,975,729 shares of the registrant's common stock outstanding.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated. Portions of the registrant’s proxy statement for its 2006 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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

  Our ability to compete based on price and against our existing and future competitors;
  Our ability to respond to rapid technological change and the development of alternatives to our services;
  Market acceptance of new services and enhancements to existing services;
  Costs or difficulties related to the integration of any new or acquired businesses and technologies;
  Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks;
  Our ability to increase our network capacity to meet customer demands;
  Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;
  Continued weakness in Data Communications’ legacy broadcast fax business;
  Our ability to increase revenues from existing or new Conferencing & Collaboration customers to make up for lost revenues from one of our historically largest customers;
  Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements;
  Increased leverage may harm our financial condition and results of operations;
  Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;
  Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods;
  Assessment of income, state sales and other taxes for which we have not accrued;
  Our ability to attract and retain qualified key personnel;
  Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;
  Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets;
  Our ability to protect our proprietary technology and intellectual property rights;

  Legislative or regulatory changes may adversely affect our Data Communications business;
  Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers;
  Risks associated with expansion of our international operations and fluctuations in currency exchange rates;
  Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;
  General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;
  Factors described under the caption “Item 1A. Risk Factors” in this annual report on Form 10-K; and
  Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission (SEC).

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

PART I
Item 1. Business Overview

     Premiere Global Services, Inc. is a global outsource provider of business process solutions, with approximately 2,225 employees conducting business in 19 countries in North America, Europe and Asia Pacific. Our mission is to innovate communications technologies-based applications that simplify our enterprise customers’ critical business processes.

     We host our communications technologies on our proprietary platforms, which are comprised of server centers and network operations centers located in 16 countries. Enterprise customers apply these hosted technologies to automate and to simplify components of their business processes and to facilitate and enhance communications with their customers. We believe our services enable enterprise customers to increase efficiency, to improve productivity and to raise customer satisfaction levels.

     We go to market with solutions in four core business practices: Document Solutions, Alerts & Notifications Solutions and Marketing Automation Solutions, which are included in our Data Communications business segment, and Conferencing Solutions, which is included in our Conferencing & Collaboration business segment.

     Our strategy is to develop innovative solutions and enhancements to existing services to better address the needs of our enterprise customers and to increase the scope and size of the markets we address.

     We have an established customer base of approximately 60,000 corporate accounts, including a majority of the Fortune 500. Customers use our hosted services for a variety of mission-critical communications and business processes, including investor calls, receivables collections, continuing education, confirmations of securities trades and travel reservations, electronic statement and invoice delivery, automated conferencing and collaboration services, local-access international conferencing, document capture and automation, dispatch management, campaign marketing, mobile access and printing of documents and other applications.

     We have a multi-channel sales approach, selling directly to customers through our global sales and marketing professionals and indirectly through our distribution and strategic partners.

     In addition to growing our business organically, we have utilized our operating cash flow and bank line of credit to acquire complementary companies that increase our market share and bring to us additional customers, technology, applications and sales personnel. By applying our scale and purchasing power to the acquired companies, we believe we can often reduce their operating costs and generate additional earnings.

     Segment revenue for Data Communications and Conferencing & Collaboration accounted for 49.4% and 50.6% of consolidated revenues in 2005, respectively. North America revenue was $321.4 million in 2005, $293.3 million in 2004 and $246.9 million in 2003. U.S. revenues were $314.0 million, $285.6 million and $240.0 million in 2005, 2004 and 2003, respectively. European revenue was $99.1 million in 2005, $84.0 million in 2004 and $69.4 million in 2003. Asia Pacific revenue was $77.0 million in 2005, $72.1 million in 2004 and $65.0 million in 2003. In 2005, sales in North America, Europe and Asia Pacific accounted for 64.6%, 19.9% and 15.5% of our consolidated revenues, respectively. Financial information about our two segments, and the geographic areas in which we operate can be found in Note 19 –Segment Reporting to our consolidated financial statements for the year ended December 31, 2005 included in this annual report.

     We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. Our corporate headquarters are located at 3399 Peachtree Road, NE, The Lenox Building, Suite 700, Atlanta, GA 30326, and our telephone number is (404) 262-8400.

Industry Background

     Today, nearly every stage of an enterprise’s business cycle is becoming communications-intensive. From the acquisition of customers, to customer care, to billing and collections, there are a myriad of distinct communications incumbent upon an enterprise. Businesses must communicate with customers, suppliers, investors, employees and other constituents in disparate locations and across various networks and technologies, all while focusing on the accuracy, speed, security and cost of delivery.

     The range and size of these communications management challenges are large and growing. Enterprises are increasingly outsourcing their communications management needs to providers like us. We offer a broad range of application-based business solutions, a scalable global platform and experience-based expertise, which our customers can access through our on-demand business model.

     As an outsource provider with the sole focus on delivering business process solutions, we believe we can significantly decrease the cost, increase the security and accelerate the delivery time of our customers’ critical communications. For example, financial organizations, such as banks and brokerage firms, are required to provide periodic account updates to their customers, typically handled by mailing paper statements, a process that can be more cost-effective and secure with our electronic statement delivery services. Mortgage brokers are required to collect several disparate paper documents (such as driver licenses, surveys, contracts, etc.) for a typical mortgage application, a process that can be streamlined with our document automation services. Businesses typically outsource the collection of past due receivables to collections agencies or call centers, a process that can be accelerated and made more cost effective using our automated speech technologies. Finally, global enterprises are faced with training and managing employees in disparate locations often requiring attendance at seminars and management meetings, a process that can be improved and made more efficient through our audio and Web-based conferencing and collaboration services.

Business Services

     We market a full suite of business communications services and solutions that enable enterprise customers to increase productivity through collaboration and to increase efficiency through the automation of labor- and paper-intensive business processes. We believe that our communications technologies-based services improve and enhance data delivery and critical business communications for global enterprises.

     Our strategy has evolved toward a solutions-based sales model, marketing specific applications that target defined business processes within key vertical industries, such as automated statement delivery, service vehicle dispatch management, document automation and receivables collections. We believe offering hosted, turnkey solutions for business processes will help position us as a more valuable service provider to our customers and will be an important component of our future growth.

      We market two groups of services, Data Communications and Conferencing & Collaboration:

     Our Data Communications group offers a comprehensive suite of business process solutions in three areas: Document, Alerts & Notifications and Marketing Automation solutions. These solutions are delivered and enabled by our traditional communications technologies, including encrypted and high-volume transactional e-mail, enhanced fax, automated speech technologies and short message services (SMS).

       Examples of our Data Communications business process solutions include:

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

     Reminders allow enterprises to prompt their customers to take an action in a timely manner via automated message.

     DocuManager helps automate paper-intensive business processes through the conversion of paper documents to electronic files, which can be forwarded, accessed and archived remotely through any existing e-mail account, with no additional software download required.

     Our Conferencing & Collaboration group offers a full suite of traditional and voice over Internet protocol (VoIP)-based audio conferencing and Web-based data collaboration solutions for all forms of group communications activities, from large events, such as investor relations calls and training sessions, to smaller meetings, such as sales planning calls and project team meetings.

      Examples of our Conferencing & Collaboration services include:

     ReadyConference® Plus, our automated conferencing and collaboration service which utilizes our proprietary software technology, allows users to conduct conference calls and to share slide presentations at anytime, without the assistance of an operator or the need of a reservation. This cost-effective service offers a simple, easy-to-use interface that enables the host to launch and control all aspects of a call (audio and visual) directly from the desktop.

     ReadyConference® GlobalMeetSM saves our enterprise customers money by providing local numbers for participants to access international conference calls. This VoIP-backboned service lowers overall cost by eliminating expensive international long distance toll charges.

     PremiereCallSM Event provides customers with operator assistance to monitor all facets of a group meeting, including the ability to work with customization requests. Typical customer applications of these services include sales meetings, investor relations calls, press conferences, customer seminars, product rollouts and continuing medical and legal education.

     PremiereCallSM Auditorium® offers automated entry into an operator-assisted call. This service enables customers to start a larger-scale conference using automated passcode access, while still utilizing the resource of a dedicated operator during the entire call, at a cost savings from a traditional operator-assisted meeting.

      Netspoke Web Conferencing enables customers to engage audiences, deliver compelling visual presentations, brainstorm with others and immediately gauge feedback in a simple, real-time environment. It is ideal for small meetings or large events, allowing customers to connect with colleagues, clients and prospects with ease using our reliable and scalable Netspoke technology.

     In addition, we recently released our two new mobile solutions that allow mobile professionals to print e-mails and attachments remotely from their mobile devices without installing any new hardware or software and to quickly and conveniently access conference calls from their mobile phones or devices without having to remember lengthy dial-in numbers and passwords.

Customers

     We provide services to approximately 60,000 corporate accounts around the world, including a majority of the Fortune 500 and representing nearly every major industry. Each business day on average, nearly 189,000 individuals collaborate via our global conferencing platform, and we process and deliver nearly 16 million data communications. We believe customers choose Premiere Global Services for our advanced communications technologies and history of innovation, our global presence and scale, our market-leading client services and support and the security and reliability of our platform.

     We typically do not enter into long-term contracts with our customers. Most customer agreements have initial terms of one to three years, subject to automatic renewal unless a customer sends a notice of non-renewal prior to the end of an initial or renewal term. Customers may generally terminate without penalty, unless their agreement contains a minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination. We generally seek to enter into contracts with our customers containing minimum revenue commitments. However, most of our customers are not obligated to use our services, and many of our larger enterprise customers allocate their business among several service providers.

     In addition, we recently introduced new flat-rate monthly service plans for certain of our services, such as our new mobile solutions. Under these plans, customers pay a set price per month for a specified number of minutes of usage, subject to overage fees.

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

Sales and Marketing
We have a multi-channel sales approach:
  We sell directly to customers through our approximately 800 global sales, support and marketing professionals, located in 18 countries;
  We sell indirectly through distribution partners, including agents and resellers;
  We actively pursue strategic partners to integrate and resell our services with their own;
  We employ Internet-based marketing and direct telesales to generate increased activity for our sales channels; and

     As a service organization, our customer service teams play a major role in managing customer relationships as well as selling additional value-added services to existing accounts. We currently employ more than 735 customer service professionals deployed in local markets around the world.

Platform and Network Infrastructure

     We believe that our proprietary communications technologies platform is a key element of our success. We utilize various Internet and telecom-based communications networks that allow customers to access our platform-based services through the Internet, private data networks, local and toll-free numbers and via VoIP.

     Our strategy is to facilitate customer access to our platform by continuing to evolve toward open architecture, based on standard access protocols. We believe an open platform accelerates time to market for our new services and broadens our distribution opportunities by enabling strategic partners to augment their service offerings through direct integration with our services.

     Data Communications provides services through our enhanced communications network with more than 80,000 delivery ports attached to servers around the world, which perform all primary processing and switching functions. Our proprietary platform supports multiple input methods including, but not limited to, PC-based software, e-mail gateways, extensible markup language (XML), application program interfaces (APIs) and high-speed IP-based interconnects. Outgoing communications are delivered through line group controllers, which are deployed in a decentralized fashion to provide sufficient redundancy. The remote line group controllers are connected to servers over a wide area network via either private lines, virtual private networks (VPNs) or carriers’ global transmission control protocol (TCP)/IP-based networks. Data Communications delivers messages utilizing multiple modalities on its platforms including via fax (through its faxREACH® service), voice (through its voiceREACH® service), e-mail (through its messageREACH® service) and SMS (through its smsREACHSM service). Data Communications’ e-mail platforms deliver both dynamic marketing automation messaging and transactional messaging services. Mission critical information is transported from one location domain to another using a proprietary protocol. The current domains include Australia, Japan, South Korea, the United Kingdom, the United States and France. Remote nodes on the network are located in Germany, Switzerland, Canada, Spain, Italy, Malaysia, Hong Kong and Singapore.

     Conferencing & Collaboration operates over 92,000 conferencing ports on our worldwide platform. Services are provided from full-service operations centers in Colorado Springs, Colorado; Lenexa, Kansas; Sydney, Australia; and Clonakilty, Ireland. Automated bridging nodes are maintained in the U.S., Canada, Australia, Hong Kong, Singapore, Japan, Malaysia, South Korea, United Kingdom and Ireland. Complex, operator-assisted calls are supported on various commercially available bridging platforms. Internally developed conference bridges are used to support automated conferencing services. Customers access these conferencing platforms through direct inward dialing, toll-free numbers, the Internet, VoIP-based data networks and virtual network access. Conferencing & Collaboration platforms support our Web conferencing products, such as ReadyConference Plus for presentation sharing and Netspoke Web conferencing for application sharing. Both platforms enable users to share content on the Web during a meeting and to control both the Web and audio portions of the meeting.

     We currently utilize VoIP networks for origination and termination traffic for some of our Data Communications fax and voice delivery services and for our ReadyConference Plus and GlobalMeet conferencing services. We intend to continue to convert additional traffic to VoIP networks.

Research and Development

     We believe that our ability to design, develop, test and support innovative technology for service enhancements in a timely manner is an important contributor to our continued success. By innovating new services and enhancements to existing services, we can better meet our enterprise customers’ needs and position ourselves in larger market segments.

     We recently released our new mobile solutions which leverage our core platform to address the expanding market of mobile professionals. Our session initiation protocol (SIP)-based conferencing service was released in 2005 and now supports thousands of customers. In 2005, we released PremiereConnect, an open standard API solution that enables our customers and distribution partners, such as software vendors, telecommunications and wireless carriers, agents and resellers to build our fax, e-mail and voice services into their applications.

     We devote significant resources to the innovation and development of new services and enhancements to existing services and employ approximately 85 research and development professionals. In 2005, we opened a development center in India to continue to develop and enhance communications technologies-based solutions in a more timely and cost-effective manner. Our research and development costs for 2005, 2004 and 2003 were $10.7 million, $11.0 million and $8.6 million, respectively.

Competition

     We compete with a range of companies in both segments of our services. For conferencing and Web collaboration services, we compete with major telecommunications service providers around the world such as AT&T Inc., Verizon Communications, Inc., Sprint Nextel Corp., Global Crossing Limited and the international public telephone companies. Because these providers own the underlying telecommunications network, they may have lower per minute long distance costs than us. Although these providers hold a large market share, conferencing is not the primary focus of their bundled service offerings, and we believe we can compete effectively on the basis of quality of service and support, the breadth of our service offerings and our global presence. Additionally, we compete with independent conferencing service providers like West Corporation, Raindance Communications, Inc., ACT Teleconferencing, Inc., Westell Technologies, Inc., WebEx Communications, Inc., Arkadin, Inc. and Genesys S.A. We also compete with traditional and IP-based equipment manufacturers and business suite software providers that sell various communications equipment and software applications that enable enterprises to host calls internally.

     Our Data Communications segment provides a wide range of business process solutions, and we are unaware of any competitor that offers a comparable suite of services. We compete with a number of public and private companies in certain of our solution sets. In Marketing Automation Solutions, we compete with companies such as Alliance Data Systems Corporation, Acxiom Corporation and Responsys. In Alerts & Notifications Solutions, our competition includes CenterPost Communications, PAR3 Communications, Inc. and Experian. In Document Solutions, we compete with companies such as Protus IP Solutions, EasyLink Services Corporation and J2 Global Communications, Inc. Additionally, we compete with a range of equipment and software providers that enable enterprises to address these requirements internally.

     In all cases, our strategy is to gain a competitive advantage in winning and keeping customers by innovating new technology-driven solutions and supporting them with superior customer service. We believe our broad range of business process solutions provides us with an advantage over many of our competitors that have more limited service offerings. In addition, our global reach allows us to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

Suppliers

     We purchase telecommunications services and equipment for use in our operations from a variety of suppliers. Some of our agreements with telecommunications service providers contain commitments that require that we purchase a minimum amount of services through 2009. These commitments total approximately $11.5 million, with annual costs of approximately $8.7 million, $1.8 million, $0.8 million and $0.2 million in 2006 through 2009, respectively.

Government Regulation

     Federal, state, local and international laws regulating the provision of traditional telecommunications services may adversely impact our business. We believe that our business segments operate as providers of unregulated information services. Consequently, we do not believe that we are subject to Federal Communications Commission (FCC) or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S. However, we may be affected by regulatory decisions, trends or policies issued or implemented by such federal, state, local or international telecommunications regulatory authorities. In addition, those authorities may seek to regulate, or impose requirements with respect to, the services provided by us. We have received, and certain companies that we acquired have received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services, or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance.

     There is regulatory uncertainty as to the imposition of certain traditional common carrier regulations on VoIP telephony, which we use in the delivery of certain of our services. The regulatory status of VoIP is still under review by federal authorities and the courts. The FCC has stated that VoIP is an interstate service subject to regulation, but the FCC’s regulation of VoIP may be curtailed or expanded by the FCC or the courts. The FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulation of VoIP services, and the FCC is considering several petitions filed by certain companies concerning the regulatory rights and obligations of VoIP providers. The adoption of, or changes in, such telecommunications laws and regulations could increase the costs of communicating over IP-based networks and may affect the available delivery methods for and costs associated with our services, as well as the growth of VoIP networks. Regulatory authorities may seek to regulate aspects of our services under new VoIP regulations, which would require us to comply with laws and regulations that currently are not applicable to us, and could adversely affect our business.

     International, federal and state laws regulate telemarketing practices, and may adversely impact our business and the businesses of our customers and potential customers. The FCC promulgated rules in 1992 to implement the federal Telephone Consumer Protection Act of 1991 (TCPA). These rules, among others, regulate telemarketing methods and activities, including the use of pre-recorded messages, the time of day when telemarketing calls may be made, maintenance of company-specific “do not call” databases and restrictions on unsolicited fax advertising.

     In 2003, the FCC amended its rules under the TCPA. The FCC retained an exemption from liability for sending unsolicited commercial fax advertisements for fax broadcast providers which solely transmit such advertisements on behalf of others. However, the FCC ordered that a sender may fax unsolicited commercial advertisements only to those from whom the sender has received prior express consent in writing. The 2003 rule amendments modified the FCC’s prior policy, which permitted such faxes when an “established business relationship” existed between the sender of a commercial unsolicited fax advertisement and the recipient. Several parties challenged the new rules, and the FCC delayed the requirement to have prior written consent and the deletion of the established business relationship exemption. In July 2005, Congress passed the Junk Fax Prevention Act of 2005 (JFPA), amending the TCPA to expressly allow fax advertisements to be sent to persons or entities with whom a sender has an established business relationship. This amendment essentially nullified the FCC’s 2003 revocation of the established business relationship exemption. The JFPA also imposed new notice language for fax advertisements and mandated an opt-out mechanism. The FCC is in the process of implementing these recent amendments and may impose a time limitation on the established business relationship exception. Despite the passage of the JFPA, the new notice requirements and time limits on the established business relationship exemption, combined with the regulatory uncertainty resulting from the 2003 FCC rulings, may have discouraged, and may continue to discourage, use by some of our Data Communications customers of our broadcast fax services.

     In addition, our Data Communications’ operations may be subject to state laws and regulations regulating the unsolicited transmission of faxes. For example, the state of California recently passed a law purporting to regulate intrastate and interstate fax advertisements which did not contain an established business relationship exemption. This law was challenged by the U.S. Chamber of Commerce and Data Communications in federal district court in California, with the court ruling that California’s regulation of interstate fax transmissions was impermissible.

     Fax broadcast providers, such as our Data Communications business segment, generally are not liable for their customers’ violations of the TCPA, although fax broadcast providers that have a “high degree of involvement” in their customers’ fax advertisements or “actual knowledge” of a customer’s violation of the TCPA may be held liable under the TCPA. Although Data Communications has conducted its operations to meet the fax broadcaster provider exemption, third parties may seek to challenge this exemption.

     The FCC, along with the Federal Trade Commission (FTC), has also instituted a national “do not call” registry for residential and wireless telephone numbers. Telemarketers are barred from calling consumers who register their telephone numbers in the national database. In summary, with certain exceptions, telemarketers are required to access the list before engaging in telemarketing in any particular area code. Data Communications, as a service provider to companies that engage in telemarketing, has subscribed to the federal do not call registry. Although we believe we have taken the necessary steps to ensure compliance with the do not call registry and other rule amendments, regulators or third parties could seek to challenge our compliance with the federal do not call registry, federal telemarketing laws, and FCC and FTC rules.

     In addition to the federal legislation and regulations, there are numerous state laws and regulations governing telemarketing activities, including state do not call list requirements and state registration and bonding requirements.

     Federal legislation, also know as “Can Spam”, regulates unsolicited commercial e-mails, or “spam”. The Can Spam law requires unsolicited e-mail marketing messages to have a valid return address. E-mail marketers are also required to remove customers from their mailing lists if requested. Internet service providers may also bring lawsuits under the Can Spam law. The Can Spam law allows the FTC to impose fines, and gives state attorneys general the power to bring lawsuits. The Can Spam law also preempts state laws in many respects, although it allows states to continue to regulate deceptive e-mails. A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails. At least two states have adopted child protection registry laws that generally prohibit certain communications, such as e-mails, phone, fax or instant messages, to registered contact points assessable by children as submitted by parents and guardians, when the content of the message includes an advertisement for or a link to content, products or services that are restricted to minors due to their age. Schools and other child-focused organizations may also submit domain names. Other states are considering similar legislation. These laws are subject to some opposition by certain collation groups and companies, and the FTC has noted certain concerns about security and privacy risks inherent in such “do not e-mail” registries. Data Communications provides services for its customers to distribute e-mails, including e-mails that may be subject to these laws. The Can Spam requirements apply to senders of e-mail messages, but do not apply to entities who engage in “routine conveyance” of e-mail messages, such as the transmission, routing or relaying, through an automatic technical process, e-mails for which another person has identified the recipients or provided the recipient addresses. We believe that Data Communications’ e-mail services, where customers use Data Communications’ automated service to send e-mails to recipient addresses designated by these customers, fall within Can Spam’s routine conveyance exemption. We have implemented procedures that we believe comply with our obligations under the law. We have a policy that prohibits the use of our services to send spam and requires our customers to comply with all laws and regulations pertaining to spam, but there can be no assurance that we would not be subject to litigation or enforcement actions alleging a violation of applicable federal and state laws.

     We monitor applicable federal and state laws and regulations, have compliance policies in place regarding such laws and regulations, and our service agreements with customers generally state that our customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation by private parties and governmental bodies, including governmental enforcement actions, alleging a violation of such laws or regulations, and could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of such litigation and enforcement actions.

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

     In addition, our international activities also are subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation. For example, the European Privacy and Communications Directive imposes restrictions on sending unsolicited communications to individuals via automatic calling machines, fax, e-mail and SMS messages. Generally, companies are required to obtain “prior explicit”, or opt-in, consent before they can contact users via this type of marketing.

Proprietary Rights and Technology

     Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have four issued U.S. patents relating to our fax distribution services, three of which will expire in 2013 and one which will expire in 2016. We also have two pending Canadian patent applications relating to our document generation and delivery services. We have three issued U.S. patents, a Canadian patent, a U.K. patent, two pending U.S. patent applications and two pending Canadian patents relating to our conferencing services. Of the patents relating to conferencing services, one U.S. patent expires in 2007, one expires in 2010 and the other expires in 2022, and the Canadian and U.K. patents each expire in 2008. We have two pending U.S. patent applications relating to our newly introduced mobile solutions. We own and use a number of federally registered trademarks and pending applications for trademarks, including Premiere Global Services and DesignSM, PGI & DesignSM, Powered by Premiere & DesignSM/TM, faxREACH®, voiceREACH®, messageREACH®, smsREACHSM, Fax2Mail (Stylized) SM, ReadyConference®, GlobalMeetSM, Auditorium® and Netspoke (stylized)®. We own applications and registrations for many of these and other trademarks and service marks in the U.S. and in other countries. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Despite our efforts to protect our proprietary rights and technology, there can be no assurance that third parties will not misappropriate our proprietary rights or technology or independently develop technologies that are similar or superior to our technology.

Available Information

     Our corporate Web site is www.premiereglobal.com. We make available free of charge through our Web site (follow the “Shareholder Information” tab to “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (Exchange Act) as soon as practicable after such material is electronically filed with, or furnished to, the SEC.

Employees

     As of December 31, 2005, we employed approximately 2,225 people. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Amendment and Restatement of Our Articles of Incorporation and Bylaws

     On March 15, 2006, we amended and restated our articles of incorporation, which were adopted and approved by our board of directors on March 15, 2006. The amended and restated articles of incorporation consolidate into one document our articles of incorporation filed with the Secretary of State of the State of Georgia on December 6, 1995 and the five subsequent articles of amendment to the articles of incorporation. The board also approved certain other amendments not requiring shareholder approval under Georgia law. These amendments correct typographical errors and delete provisions in the articles of incorporation that are no longer applicable due to the passage of time including the identification of the initial board of directors, the initial registered agent and office and the incorporator. In addition, a prior amendment relating to the establishment and designation of the Series B voting preferred stock was deleted, thereby eliminating such series of preferred stock and reclassifying all of the former shares thereof (none of which were issued) as undesignated preferred stock. A copy of our amended and restated articles of incorporation is filed with this Form 10-K as Exhibit 3.1.

     On March 15, 2006, the board of directors approved the second amended and restated bylaws in order to consolidate into one document our amended and restated bylaws and our nine amendments to the bylaws. The board also approved certain other amendments to correct typographical errors, make nominal revisions to officer descriptions and to add provisions permitting certain board notices, consents and waivers and certain shareholder waivers to be conducted by electronic transmission, bringing the bylaws into conformity with amendments to Georgia law. A copy of our second amended and restated bylaws is filed with this Form 10-K as Exhibit 3.2.

Item 1A. Risk Factors
Risks Relating to Our Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors that may make it difficult to maintain or increase our market share and revenues.

     The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which each of our business units compete, see the section entitled “Business – Competition.” Many of our current and potential competitors, such as major telecommunications service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings and new competitors are likely to enter our markets. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings. For example, West Corporation acquired InterCall, Inc., ConferenceCall.com, ECI Conference Call Services LLC and Sprint’s conferencing division and recently announced an agreement to acquire Raindance Communications, Inc. Microsoft Corp. acquired PlaceWare, Inc. and integrated PlaceWare’s services into Microsoft Office System. Also, we compete with companies with whom we have distribution relationships or with whom we resell certain of their services. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

Technological changes and the development of alternatives to our services may cause us to lose customers and market share and may hinder our ability to maintain or grow our revenues.

     The market for our services is characterized by rapid technological change, frequent new service introductions and evolving industry standards. We expect new services, and enhancements to existing services, to be developed and introduced that will compete with our services. Technological advances may result in the development and commercial availability of alternatives to or new methods of delivering, our services and pricing options that could be more attractive to our customers. These developments could cause our existing services to become obsolete, result in significant pricing pressure on our services or allow our existing and potential customers to meet their own business communications needs without using our services. For example, if customers more rapidly adopt IP-based conferencing services or IP-based PBX systems, our results of operations could be adversely affected. We do not typically have long-term or exclusive contractual agreements with our customers, and any of these developments could result in significant customer loss.

     We must continually introduce new services in response to technological changes, evolving industry standards and customer demands for enhancements to our existing services. For example, we recently introduced our mobile solutions to address the expanding market of mobile professionals. However, these services may not be as successful as our competitors’ solutions. We will not be able to gain market share and increase our revenues if we are unable to develop new services, or if we experience delays in the introduction of new services. Our ability to successfully develop and market new services and enhancements that respond to technological changes, evolving industry standards or customer demands, is dependent on our ability to:

  foresee changes in industry standards;
  anticipate and apply advances in technologies;
  enhance our software, applications, equipment, systems and networks; and
  attract and retain qualified and creative technical personnel.

We are subject to pricing pressures for our services which could cause us to lose market share and decrease revenues and profitability.

     We compete for customers based on several factors, including price. A decrease in the rates charged for services by our competitors could cause us to reduce the rates we charge for our services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, in 2005 and 2004, increased competition and decreased demand for Data Communications’ traditional legacy broadcast fax business resulted in a decrease in Data Communications revenue, and we expect revenue from broadcast fax services to continue to decline in the future. We have also experienced declines in the average selling price per minute of services at both Data Communications and Conferencing & Collaboration. In some cases, our competitors may offer their services at reduced rates for free on a trial basis in order to win customers. In addition, telecommunications service providers have lower telephony costs as a result of their ownership of the underlying telecommunications network and can offer services similar to ours at reduced rates as a result. Due to competitive factors and the rapidly changing marketplace for our services, we have reduced our pricing in certain circumstances and expect we may be required to further reduce our pricing in the future. Further, if we reduce our rates and our costs of providing our services do not decrease proportionately, or if they increase, this could have a material adverse effect on our results of operations.

Risks Relating to Our Business

Our future success depends on market acceptance of our new services.

     Market acceptance of our new services often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, we recently released our mobile solutions suite. A decline in the demand for, or the failure to achieve broad market acceptance of, our new services could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new services will depend on several factors, including:

  ease of use;
  price;
  reliability;
  accessibility to our services;
  quality of service;
  system security;
  product functionality; and
  the effectiveness of our strategic marketing and sales efforts and distribution relationships.

If we do not meet these challenges, our new services may not achieve broad market acceptance or market acceptance may not occur quickly enough to justify our investment in these services.

If we cannot successfully integrate new technologies, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

     We continuously integrate new technologies, service offerings and systems. We have experienced and may continue to experience difficulty integrating new technologies into our networks. For example, we experienced delays in our testing of our SIP-based conferencing service that we intended to launch in the second quarter of 2005 but was delayed until the third quarter. These delays resulted from our underlying carrier’s inability to properly support this service in the time periods we initially anticipated. In addition, we have experienced system integration issues in connection with some of our acquisitions which resulted in higher than normal telecommunications costs and past due receivables for certain periods of time. If we cannot successfully integrate new technologies, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

Concerns regarding security of transactions and transmitting confidential information over the Internet and public networks may have an adverse impact on the use of our Web-enabled services.

     We must securely receive and transmit confidential information for our customers over the Internet and public networks. Concerns regarding the security of confidential information transmitted over the Internet and public networks may prevent customers from using our Web-based services. Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If a person circumvents our security measures, he or she could misappropriate proprietary information or cause interruption in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make significant investments in efforts to protect against and remedy these types of security breaches. As electronic commerce becomes more widespread, our customers will become more concerned about security. In addition, some of our customers are subject to varying degrees of government regulation, particularly in the insurance and financial services industries. Increased interest in data privacy protections and information security obligations could impose additional regulatory pressures on our customers’ businesses and indirectly, on our operations. If we are unable to adequately address these concerns, our business and results of operations could suffer.

Technological obsolescence of our equipment could result in substantial capital expenditures.

     Technological advances may result in the development of new equipment and changing industry standards, which could cause our equipment to become obsolete. These events could require us to invest significant capital in upgrading or replacing our equipment. For example, we are currently in the process of introducing IP-based equipment into our services and may need to increase our number of IP-based ports and discontinue use of some of our traditional telecommunications-based ports if adoption of VoIP is more rapid than expected.

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

     We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time due to service or network outages and periodic system upgrades, and we may experience downtime in the future. We have implemented changes to prevent this in the future, and we take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded back-up hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. However, despite these precautions, service interruptions could result in the loss of significant customers, which could cause us to lose revenues. We also maintain business interruption insurance providing for aggregate coverage of approximately $80.3 million per policy year. However, we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices.

Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

Interruption in third party services that we use could result in service delays and disruptions and a loss of significant customers and revenues.

     Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and Web-based services on favorable terms from traditional and IP-based long distance telecommunications service providers, local exchange carriers, financial systems hosting providers, and Internet service providers. We do not own a telecommunications or IP-based network and host a significant portion of our financial systems. As a result, we depend on a variety of third party providers for traditional and IP-based telecommunications services, call origination and termination local transmission, Internet access and financial systems. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, we have experienced interruptions in service as a result of our underlying carriers’ network outages and as a result of increased traffic volumes. In addition, we depend on these service providers to be financially solvent. If these service providers were to become insolvent, it could temporarily interrupt our ability to bill our customers, make payments to our vendors and delay our ability to report our financial results. Any interruptions in the delivery of our services could result in a loss of significant customers and revenues.

Continued weakness in Data Communication’s legacy broadcast fax business may negatively impact our financial performance.

     We have experienced an acceleration in the decline of revenue associated with Data Communications’ legacy broadcast fax services and expect continued declines in the future. Data Communications’ future success is dependent in part upon our ability to transition our broadcast fax customers to our newer technologies, such as e-mail and voice delivery services. For example, in order to generate more predictable broadcast fax revenue, we have announced our intention to transition these customers into monthly service plans under annual contract or to migrate these customers to our newer technologies and to extend pricing incentives to these customers in attempts to accelerate adoption of these plans. These actions are expected to reduce near-term revenues and earnings because the price for our newer technologies is substantially below that of our broadcast fax services.

If we cannot increase revenues from existing or new Conferencing & Collaboration customers to make up for lost revenues from one of our historically largest customers, our financial performance may be negatively impacted.

     One of our Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), historically accounted for a significant amount of our revenues. Of our consolidated revenues from continuing operations, sales to IBM accounted for approximately 11% in 2003, 11% in 2004 and 6% in 2005. Of Conferencing & Collaboration segment revenue from continuing operations, sales to IBM accounted for approximately 27% in 2003, 24% in 2004 and 11% in 2005. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2006. If we are unable to increase revenues from other existing and new Conferencing & Collaboration customers or retain IBM as a customer at the levels currently forecasted, the decrease in IBM revenues going forward could result in a material adverse effect on our business, financial condition and results of operations.

Our inability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements could decrease our profitability.

     Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements through 2009. These commitments total approximately $11.5 million, with annual costs of approximately $8.7 million, $1.8 million, $0.8 million and $0.2 million in 2006 through 2009, respectively. In addition, certain circuits that we purchase are subject to term requirements, including penalties for early termination of such circuits. The total amount of the minimum purchase requirements in 2005 was approximately $9.8 million, and we incurred telecommunications costs in excess of these minimums. It is possible that other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Further, we can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under these agreements. If we are unable to obtain telecommunications services on favorable terms, or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may harm our financial condition and results of operations.

     We have incurred a substantial amount of indebtedness under our credit facility. As of December 31, 2005, we had approximately $99.3 million of outstanding debt under our credit facility, with approximately $98.5 million in borrowings and $0.8 million in letters of credit outstanding. In February 2005, we increased our line of credit from $120.0 million to $180.0 million. In February 2006, we entered into a three-year $50 million interest rate swap at a fixed interest rate of 4.99%, which is exclusive of our applicable margin as stated in the credit facility. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

  a portion of our cash flows from operations will be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;
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

     We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. With the adoption of SFAS No. 142, we ceased amortizing approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. Subsequent reviews could result in impairment write-downs to goodwill and/or other intangible assets. As of December 31, 2005, we had $257.6 million of goodwill and $39.7 million of other intangible assets reflected on our financial statements for which amortization will continue.

We may be subject to assessment of income, state sales and other taxes for which we have not accrued.

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In addition, more states may claim that we are subject to an assessment of sales taxes. As of December 31, 2005 and 2004, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. For example, in conjunction with a Data Communications state income tax audit, this state’s taxing authority has requested information regarding our state sales tax assessment methodology. As of December 31, 2005, we believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions. We have not been formally assessed with regards to this state sales tax request and have not accrued for this potential state sales tax exposure. However, our financial condition and results of operations could be materially adversely affected if one or more states were to disagree with our methodology and require us to remit additional sales taxes for prior year sales. Our business would be harmed if one or more states were to require us to pay sales taxes on past sales of services, particularly because we may be unable to go back to customers to collect sales taxes for past sales and may have to pay such taxes out of our own funds.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

     Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven without monthly subscription fees or minimums. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter our operating results may fail to meet the expectations of public market analysts and investors. In this event, the market price of our common stock will likely decline.

     Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

  fluctuations in operating expenses;
  increased competition and pricing pressure;
  the reliability and performance of our services;
  the timing of new service announcements;
  market acceptance of new and enhanced versions of our services;
  changes in legislation and regulations that may affect the competitive environment for our services; and
  general economic and seasonal factors.

Our stock has been volatile and we expect that it will continue to be volatile.

     Our stock price has been volatile, and we expect it will continue to be volatile. The volatility of our stock price can be due to factors such as:

  fluctuating operating results;
  announcements by us or our competitors of significant technological innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and
  changes in security analysts’ estimates of our performance or our failure to meet analysts’ expectations.

Many of these factors are beyond our control. In addition, broad market and industry factors may negatively impact our stock price, regardless of our operating performance.

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

Our articles and bylaws and Georgia corporate law may inhibit a takeover which may not be in the best interests of our shareholders.

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

  risk in retaining acquired management and employees;
  difficulties in the assimilation of the operations, services and personnel of the acquired company;
  diversion of our management’s attention from other business concerns;
  assumption of known and unknown or contingent liabilities;
  adverse financial impact from the amortization of expenses related to intangible assets;
  entry into markets in which we have little or no direct prior experience; and
  potentially dilutive issuances of equity securities.

If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect out financial results. For example, we have completed the integrations of 14 acquired companies since 2003 and in certain instances, we experienced increased costs and past due receivables due to delays in integrations and technology enhancements required of our infrastructure. The only acquisitions yet to be integrated are Netspoke, Inc. (acquired in August 2005) and Accucast, Inc. (acquired in January 2006) due to the complexities related to technology integration.

Risks Related to Intellectual Property

We may not be able to protect our proprietary technology and intellectual property rights, which could result in the loss of our rights or increased costs.

     We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology, brands and marks. These laws and contractual provisions provide only limited protection of our proprietary rights and technology. If we are not able to protect our intellectual property and our proprietary rights and technology, we could lose those rights and incur substantial costs policing and defending those rights. Our means of protecting our intellectual property, proprietary rights and technology may not be adequate, and our competitors may independently develop similar or competitive technologies. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as the laws of the U.S.

If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, they could result in substantial costs.

     Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have been and expect to continue to receive notices, or be subject to third party claims, alleging that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. If these types of claims are brought, we ultimately may not prevail and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claim, whether with or without merit, could:

  be time consuming and a diversion to management;
  result in costly litigation;
  cause delays in introducing new services or enhancements; and
  result in costly royalty or licensing agreements.

     We have received letters from A2D, L.P., an affiliate of Ronald A. Katz Technology Licensing, L.P., informing us of the existence of its respective patents and the potential applicability of those patents to certain of our Conferencing & Collaboration services. We continue to consider this matter, and no legal proceedings have been instituted at this time. In addition, certain of our former Voicecom customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against such customers. We do not believe that we have an obligation to indemnify such customers. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of any potential litigation as a result of any of these claims, and any adverse outcome could have a material effect on our business, financial condition and results of operations.

Risks Related to Government Regulation

Regulatory and legislative changes may discourage certain customers from using some of our Data Communications services and could adversely impact our results of operations.

     Legislative and regulatory changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation to curb unsolicited commercial e-mail and additional restrictions on telemarketing and unsolicited fax advertising. These changes include the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The TCPA and associated rules promulgated by the FCC prohibit the sending of unsolicited fax advertisements and proscribe certain telemarketing practices. Other federal laws are being implemented by the FTC that also substantially regulate telemarketing. In addition to federal laws and regulations, there are numerous state laws and regulations governing such activities. Compliance with applicable laws and regulations could have an adverse impact on the volume of fax, e-mail and voice messages sent utilizing Data Communications’ platforms. For example, although Congress amended the TCPA by passing the JFPA in July 2005 to expressly permit the faxing of advertisements to entities and persons that have an established business relationship with a sender, Congress also imposed new notice language for fax advertisements and mandated an opt-out mechanism. The FCC is in the process of implementing these recent amendments, and may impose a time limitation on the established business relationship exception. Despite the passage of the JFPA, new notice requirements and time limits on the established business relationship exemption may discourage use by some of our Data Communications customers of our broadcast fax services and could adversely impact our Data Communications revenue. In addition, we could be subject to litigation concerning our compliance and our customers’ compliance with these laws and regulations, as well as governmental enforcement actions, regulatory fines and penalties.

Government regulations in the U.S. and internationally and the legal uncertainties related to the Internet and electronic communications may adversely affect the demand for our services and place financial burdens on our business related to compliance.

     Our operations are, and may be, subject to laws and regulations in the U.S. and internationally regulating the unsolicited transmission of fax communications and e-mail and telemarketing laws and regulations. We monitor such laws and regulations, have compliance policies in place and our service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation, fines, losses or other penalties under such laws and regulations.

     New laws and regulations directed specifically at electronic commerce and the Internet may be adopted at the international, federal and state levels. These laws and regulations may cover issues such as collection and use of data from Web sites, privacy, e-mail, network and information security, “spamming,” pricing, content, copyrights and other intellectual property, VoIP, changes in telecommunications regulations, online gambling and distribution and quality of goods and services. The enactment of any additional laws or regulations may impede the growth of our Web-enabled products and services and place additional financial burdens on our business in order to comply with new laws and regulations.

We may become subject to various government regulations applicable to traditional telecommunications service providers, which could impair our ability to deliver our services and adversely impact our results of operations.

     Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service commissions. We do not believe that our enhanced information services are subject to the same regulations as those applicable to traditional telecommunications service providers in the U.S. However, it is possible that regulatory authorities may take a different position and may seek to require us to submit to traditional telecommunications carrier regulation under the Communications Act of 1934, as amended, and various state laws as a provider of telecommunications services. We have received, and certain companies that we acquired have received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. We use reasonable efforts to ensure that our operations comply with applicable regulatory requirements. However, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of such government authorities as providers of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, could have to restructure portions of our services, could become subject to ongoing reporting and compliance obligations or could be subject to fines, forfeitures, regulatory surcharge remittance requirements (past and/or future) or other penalties for noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse affect on our financial results.

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

  burdensome regulatory requirements and unexpected changes in these requirements;
  export restrictions and controls relating to technology;
  tariffs and other trade barriers;
  difficulties in staffing and managing international operations;
  accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;
  longer payment cycles;

  problems in collecting accounts receivable;
  political and economic instability;
  fluctuations in currency exchange rates;
  seasonal reductions in business activity during the summer months in Europe and other parts of the world; and
  potentially adverse tax consequences.

We could experience losses from fluctuations in currency exchange rates.

     Because we conduct business in 19 countries, some of our expenses and revenues are derived in foreign currencies. In particular, a significant portion of our Data Communications business is conducted outside the U.S., and a significant portion of our revenues and expenses from that business are derived in foreign currencies. Accordingly, we could experience material losses in revenues and earnings due to fluctuations in foreign currencies. We have not experienced any material losses in earnings from fluctuations in currency exchange rates, but we could in the future. In 2005, we have experienced material losses in revenues as a result of foreign exchange fluctuations. We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties

     Our current corporate headquarters occupy approximately 42,000 square feet of office space in Atlanta, Georgia under a lease expiring August 2007 and approximately 11,000 additional square feet of office space in the same location under a lease expiring August 2006. This office space also includes both Data Communications’ and Conferencing & Collaboration’s corporate headquarters. Data Communications occupies additional office space of approximately 45,000 square feet in Tinton Falls, New Jersey under a lease expiring in May 2016. Conferencing & Collaboration occupies additional office space of approximately 106,000 square feet in Colorado Springs, Colorado under a lease expiring August 2010, and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring August 2009.

     In October 2005 and effective August 1, 2007, we entered into leases for new corporate headquarters for Premiere Global Services and both business units by Data Communications and Conferencing & Collaboration each entering into separate one-floor leases for 23,529 square feet of office space in Atlanta, Georgia, guaranteed by Premiere Global Services. The leases will expire in August 2014.

     We also lease various server equipment and sales offices within and outside the U.S. We believe that our current facilities and office space are sufficient to meet our present needs and do not anticipate any difficulty securing additional space, as needed, on terms acceptable to us.

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC), who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre-and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which was granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, with oral argument currently scheduled for the week of June 5, 2006.

     On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including one call to Mr. Worsham's telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes, treble damages for what is alleged to have been willful conduct, and injunctive relief. The case is currently in discovery, and no class has yet been certified. We are contesting the matter vigorously, but at this point the existence and amount of any potential liability cannot be reliably assessed. We have asserted indemnity rights and insurance coverage as against various third parties and its insurer, but, to date, those issues have not been addressed through litigation and also have not been resolved.

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

     In September 2004, Captaris, Inc. filed suit against our Data Communications subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ RightFax technology. The agreements, executed in September 2003, provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provided for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris sought damages in an unspecified amount, not less than $250,000, plus attorneys’ fees and prejudgment interest at a contractual rate from September 14, 2004, when Captaris alleged that the first payment was due. We had withheld payments to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money was due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. On February 10, 2006, the parties agreed to settle this action by entry of a court order requiring payment by us to Captaris of approximately $1.09 million (with such payment made on February 15, 2006) and a judgment requiring us to pay $1.0 million pursuant to the terms of the license and reseller agreements on or before September 15, 2006. See Item 7. “Management’s Discussion & Analysis of Financial Condition and Results of Operations —Net legal settlements and related expenses” of this annual report.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock, $.01 par value per share, was traded on the Nasdaq National Market under the symbol "PTEK" from our initial public offering on March 5, 1996 until January 3, 2005 when we transferred the listing of our common stock to the New York Stock Exchange (NYSE) under the symbol “PGI”. The following table sets forth the high and low closing sales prices of our common stock as reported on the Nasdaq National Market and NYSE, as applicable, for the periods indicated.

2005	High	Low

Fourth Quarter	$8.65	$7.27
Third Quarter	12.08	7.89
Second Quarter	11.89	10.29
First Quarter	$11.32	$9.45

2004	High	Low

Fourth Quarter	$11.27	$8.41
Third Quarter	12.14	7.62
Second Quarter	11.55	9.68
First Quarter	$10.60	$8.43

     The closing price of our common stock as reported on the NYSE on March 10, 2006 was $8.34. As of March 1, 2006 there were 545 record holders of our common stock.

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

     In June 2004, we entered into a three-year, senior secured revolving credit facility with Bank of America, N.A., as agent, which we amended in February 2005 to increase the line to $180.0 million, among other things. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report. The credit agreement related to our line of credit contains customary prohibitions on our ability to declare any cash dividends on our common stock until all obligations under the line of credit are paid in full and all letters of credit have been terminated.

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
	Total Number	Average	Purchased as Part of	Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced	Purchased Under the
Period	Purchased	per Share	Plans or Programs	Plans or Programs

October 1-31,2005	0	—	0	2,527,138
November 1-30, 2005	0	—	0	2,527,138
December 1-31, 2005	165,100	$8.39	165,100	2,362,038
Total	165,100	$8.39	165,100	2,362,038

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

Item 6. Selected Financial Data

     The following selected consolidated statement of operations data, balance sheet data and cash flow data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes hereto in “Item 8. Financial Statements and Supplementary Data” included in this annual report.

		Year Ended December 31,

	2005	2004	2003	2002	2001

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$497,473	$449,371	$381,280	$341,253	$330,416
Operating income (loss)	75,279	71,394	37,199	24,905	(177,142)
Income (loss) from continuing operations
attributable to common and common
equivalent shares for:
—basic income (loss) per share	48,686	40,685	26,913	14,423	(209,658)
—diluted income (loss) per share	48,686	42,071	27,886	14,423	(209,658)
Income (loss) from continuing operations per
common and common equivalent shares for:
—basic (1)	$0.69	$0.63	$0.50	$0.27	$(4.19)
—diluted (1)	$0.67	$0.58	$0.45	$0.26	$(4.19)

(Loss) gain from discontinued operations	(1,269)	1,195	(976)	(12,532)	(32,462)
Net income (loss) attributable to common and
common equivalent shares for:
—basic net income (loss) per share	47,417	41,880	25,937	1,891	(242,120)
—diluted net income (loss) per share	47,417	43,266	26,910	1,891	(242,120)
Net income (loss) per common and common
equivalent shares for:
—basic (1)	$0.67	$0.65	$0.48	$0.04	$(4.84)
—diluted (1)	$0.66	$0.60	$0.44	$0.03	$(4.84)
Shares used in computing income (loss) from
continuing operations and net income (loss) per
common and common equivalent shares for:
—basic	70,392	64,086	53,767	53,550	49,998
—diluted	72,366	72,280	61,301	56,262	49,998

Balance Sheet Data (at period end):
Cash, equivalents and marketable securities	$20,508	$26,458	$24,521	$69,418	$49,500
Working capital	32,201	27,062	8,626	62,103	13,116
Total assets	495,290	435,476	339,297	352,093	386,438
Total debt	100,474	68,184	105,000	180,227	187,176
Total shareholders' equity	303,750	266,930	133,718	84,338	79,032

Statement of Cash Flows Data:
Cash provided by (used in) operating activities from:
Continuing operations	92,323	84,576	59,834	37,244	29,034
Discontinued operations	(2,025)	(2,081)	—	(5,804)	31,871

Total	$90,298	$82,495	$59,834	$31,440	$60,905
Cash used in investing activities from:
Continuing operations	(107,640)	(111,118)	(41,860)	(6,175)	(32,548)
Discontinued operations	—	—	—	(155)	(2,857)

Total	$(107,640)	$(111,118)	$(41,860)	$(6,330)	$(35,405)
Cash provided by (used in) financing activities from:
Continuing operations	15,706	30,481	(62,573)	(5,911)	1,660
Discontinued operations	—	—	—	(1,086)	(1,964)

Total	$15,706	$30,481	$(62,573)	$(6,997)	$(304)

(1)	Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method), unvested restricted stock and from stock options (using the treasury stock method). Net income available to common shareholders was adjusted for the interest expense related to our convertible notes prior to conversion.

     Our results of operations include revenues and associated costs for all acquisitions as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the effective date of each acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We are a global outsource provider of business process solutions. Our mission is to innovate communication technologies-based applications that simplify our enterprise customers’ critical business processes. We go to market with solutions in four core business practices: Document Solutions, Alerts & Notifications Solutions and Marketing Automation Solutions, which are included in our Data Communications business segment, and Conferencing Solutions, which is included in our Conferencing & Collaboration business segment.

     At the beginning of 2005, we transferred the listing of our common stock to the NYSE and adopted a single brand, “Premiere Global Services”, for both of our business segments to better reflect our business focus. We began to manage ourselves under that brand as opposed to separate businesses based on how our customers buy solutions from us. We adopted a solutions-based sales model and devoted significant resources to the introduction of a number of specific applications within key vertical markets, as well as enhancements to our existing services. In addition, we continued to transition more of our services to VoIP delivery and to implement open access to our communications technologies platform via standard protocols. We continued to focus on organic growth, including growth in our four core business practices, as well as through accretive acquisitions. We also implemented additional cost controls, including the execution of a long-range plan to consolidate duplicative business processes and functions and to re-align sales forces at both business segments. We believe that expenditures associated with these efforts were needed in order to better respond to technological changes and customer demands.

Key highlights of our financial and strategic accomplishments for our year ended December 31, 2005 include:

  Improved our focus and go to market strategy by segmenting our sales and marketing efforts into four core business practices: Document Solutions, Alerts & Notifications Solutions, Marketing Automation Solutions and Conferencing Solutions;
  Increased cash flows from operating activities by nearly 10%, despite owing federal taxes unlike in previous years in which we utilized tax benefits;
  Repurchased 2.1 million shares of common stock in the open market; and
  Further increased our market share with the acquisitions of Netspoke, Intelligent Meetings Corporation and the conferencing services division of Citizens Communications Company.

     In 2006, we believe that focusing on our core services, coupled with additional technological innovation and the continued automation of our services, will generate organic growth that will assist us in overcoming the expected revenue decline from our legacy broadcast fax business and from our largest customer. For example, we recently introduced our mobile solutions which leverage our core platform aimed at increasing the productivity of mobile professionals, and we intend to develop and launch a customer-centric portal that will provide our customers with direct access to our platform and business process solutions from customers’ desktops. We intend to continue to use our cash flows and liquidity to repurchase shares of our common stock and to seek strategic acquisitions in order to provide us with additional customers, technologies and applications for our core business practice solutions. For example, we believe that our recently completed acquisition of Accucast Inc., an e-mail communications services provider, will provide us with a solid customer base and an intelligence-based platform upon which to integrate our Marketing Automation and Alerts & Notifications Solutions applications and to build additional applications. We will also focus on improving the productivity of our global sales efforts with lead generation and appointment setting, as well as strategic marketing initiatives, in order to increase our brand awareness, to emphasize our scale and breadth of services and to allow us to capitalize on cross-selling opportunities within our global enterprise customer base. We intend to focus on recently announced efforts to move toward more predictable, recurring revenue by seeking to enter into annual or multi-year customer contracts with monthly minimum commitments and flat-rate service plans for certain of our services. We will also implement additional cost reductions associated with our Data Communications business segment as a result of lowered revenue expectations. The initial stage of this cost reduction plan was executed during the first quarter of 2006. We believe that these contract initiatives and cost reduction plans, along with our efforts to transition our broadcast fax customers to newer technologies, will also assist in proactively managing our declining legacy broadcast fax business. We believe that all of these efforts will assist us in our efforts to continue to increase our market share in 2006.

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

Results of Operations

     The following table presents the percentage relationship of certain statements of operations line items to total revenues for our consolidated operating results for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

REVENUES	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of revenues (exclusive of depreciation shown separately below)	36.3	35.8	38.1
Selling and marketing	25.7	26.2	26.6
General and administrative (exclusive of net legal settlements shown
separately below)	10.5	11.1	11.6
Research and development	2.2	2.4	2.2
Depreciation	5.0	5.9	6.2
Amortization	2.7	2.0	1.8
Restructuring costs	0.7	—	2.9

Equity based compensation	1.5	0.7	0.8
Net legal settlements and related expenses	0.3	—	—

Total operating expenses	84.9	84.1	90.2

OPERATING INCOME	15.1	15.9	9.8

OTHER (EXPENSE) INCOME
Interest expense	(1.1)	(1.0)	(2.5)
Interest income	0.1	0.1	0.2
Debt conversion costs	—	(3.8)	—
(Loss) gain on sale of marketable securities	(0.0)	(0.0)	0.4
Gain on prepayment of note receivable	—	1.9	—
Gain on repurchase of bonds	—	—	0.0
Other, net	0.0	0.5	—

Total other (expense) income	(1.0)	(2.3)	(1.9)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES	14.1	13.6	7.9
INCOME TAX EXPENSE	4.3	4.6	0.8

INCOME FROM CONTINUING OPERATIONS	9.8%	9.0%	7.1%

DISCONTINUED OPERATIONS:
(Loss) gain from operations of Voicecom	(0.4)	0.4	(0.4)
Income tax (benefit) expense	(0.1)	0.1	(0.1)
(Loss) gain on discontinued operations	(0.3)	0.3	(0.3)

NET INCOME	9.5%	9.3%	6.8%

     The following table presents certain financial information about our Data Communications and Conferencing & Collaboration business segments and for unallocated corporate costs for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate operating segment:

	Year Ended December 31,

	2005	2004	2003

REVENUES:
Revenues from continuing operations:
Data Communications	$245.6	$246.9	$223.8
Conferencing & Collaboration	251.9	202.8	157.7
Eliminations	(0.0)	(0.3)	(0.2)

	$497.5	$449.4	$381.3

INCOME (LOSS):
Income (loss) from continuing operations:
Data Communications	$23.3	$23.5	$27.8
Conferencing & Collaboration	36.8	29.3	25.3
Unallocated corporate costs	(11.4)	(12.1)	(26.2)

	$48.7	$40.7	$26.9

Gain (loss) from discontinued operations:
Voicecom	(1.3)	1.2	(1.0)

Net income:	$47.4	$41.9	$25.9

     The following table presents financial information based on our continuing geographic segments for the years ended December 31, 2005, 2004 and 2003 (in millions):

		Operating	Identifiable
	Revenues	Income	Assets

2005
North America	$321.4	$44.5	$403.0
Europe	99.1	15.2	63.8
Asia Pacific	77.0	15.6	28.5

Total	$497.5	$75.3	$495.3

2004
North America	$293.3	$46.1	$357.9
Europe	84.0	11.9	51.3
Asia Pacific	72.1	13.4	26.3

Total	$449.4	$71.4	$435.5

2003
North America	$246.9	$22.2	$272.4
Europe	69.4	10.8	38.6
Asia Pacific	65.0	4.2	28.3

Total	$381.3	$37.2	$339.3

Revenues

     Consolidated revenues from continuing operations were $497.5 million in 2005, $449.4 million in 2004 and $381.3 million in 2003. Consolidated revenues in 2005 and 2004 increased from the previous year by 10.7% and 17.9%, respectively.

     Data Communications revenue was 49.4%, 54.9%, and 58.7% of consolidated revenues for 2005, 2004 and 2003, respectively. Data Communications revenue was $245.6 million in 2005, $246.9 million in 2004 and $223.8 million in 2003. Revenues in 2005 decreased from the previous year by 0.6% and in 2004 increased from the previous year by 10.3% . Decreases in 2005 revenue were associated with the combination of declines in legacy broadcast fax revenue and voice delivery services and foreign exchange rate changes. Broadcast fax revenue was $116.3 million, $131.8 million and $131.2 million in 2005, 2004 and 2003, respectively. These declines were attributable to significantly reduced volumes in North America associated with regulatory uncertainties and the transition of these services to our lower priced e-mail services. These reductions in our broadcast fax revenue were also the result of significant price compression in North America as well as in our international regions. Declines in voice delivery services were associated with the absence of political campaign activity in 2005 versus 2004. The strengthening of the U.S. dollar in 2005 negatively affected Data Communications revenue by approximately $1.1 million. These declines were offset in part by additional revenue resulting from the acquisition of I-Media, SA in the fourth quarter of 2004 and growth in our desktop fax and e-mail services. The increase in 2004 revenue over 2003 was associated with growth in our desktop fax, voice delivery services and e-mail services. This increase was augmented by our acquisitions of the e-messaging business of Cable & Wireless USA, Inc. (C&W), BillWhiz, Inc. d/b/a Linkata Technologies and MediaLinq, an outsource division of Captaris, in 2003 and of Adval Communications, Inc., Unimontis AG, and I-Media in 2004, as well as the positive effect of foreign exchange rates to the U.S. dollar. We expect continued declines in broadcast fax services which will continue to contribute to declines in the Data Communications business segment revenue as they represent a significant component of revenue and are declining at a greater rate than growth in other service offerings in this segment.

     Conferencing & Collaboration revenue was 50.6%, 45.1% and 41.4% of consolidated revenues for 2005, 2004 and 2003, respectively. Conferencing & Collaboration revenue was $251.9 million in 2005, $202.8 million in 2004 and $157.7 million in 2003. Revenues in 2005 and 2004 increased from the previous year by 24.2% and 28.6%, respectively. These increases were associated with growth in our ReadyConference Plus, Auditorium and Web collaboration services. These increases were augmented by our acquisitions of Resource Communications Inc. (RCI), the conferencing services division of ClearOne Communications, Inc., Connect-us Communications, LLC and Communications Network Enhancement Inc. d/b/a ConferenceCallServices (CCS) in 2004, and conferencing services business of Citizens Communications, Intelligent Meetings and Netspoke in 2005. Offsetting these increases was a decline in revenue from IBM, our largest customer, who announced in the third quarter of 2004, their initiative to insource their automated conferencing services. IBM revenue was $28.8 million in 2005, $47.6 million in 2004 and $42.6 million in 2003. We expect a continued decline in IBM revenue as IBM’s migration to an internal solution was not materially completed until the fourth quarter of 2005. Foreign exchange rate changes had a negative effect on revenue of approximately $0.3 million in 2005. Total billable Conferencing & Collaboration minutes were 2.3 billion in 2005, 1.9 billion in 2004 and 1.3 billion in 2003. We expect Conferencing & Collaboration revenue to increase in 2006, with declines in IBM revenue being offset by growth in new and existing customer revenue and the continued effect of revenue resulting from acquisitions made in 2005.

     Geographically, we have experienced revenue growth in North America, Europe and Asia Pacific as a result of existing service revenue growth and acquisitions as mentioned above. North America revenue was $321.4 million in 2005, $293.3 million in 2004 and $246.9 million in 2003. U.S. revenues were $314.0 million, $285.6 million and $240.0 million in 2005, 2004 and 2003, respectively. North America revenue in 2005 and 2004 increased 9.6% and 18.8% from the previous year, respectively. European revenue was $99.1 million in 2005, $84.0 million in 2004 and $69.4 million in 2003. European revenue in 2005 and 2004 increased from the previous year by 18.0% and 21.0%, respectively. Asia Pacific revenue was $77.0 million in 2005, $72.1 million in 2004 and $65.0 million in 2003. Asia Pacific revenue in 2005 and 2004 increased from the previous year by 6.8% and 10.9%, respectively. Asia Pacific revenue growth was entirely organic as there were no acquisitions in this region during 2005, 2004 and 2003. Foreign exchange rate movement had a positive impact on revenue growth in 2003 and 2004 and had a negative impact of approximately $1.4 million in 2005. An analysis of the effect of foreign exchange rate changes to the U.S. dollar can be found in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this annual report.

Cost of revenues

     Consolidated cost of revenues were 36.3%, 35.8%, and 38.1% of consolidated revenues in 2005, 2004 and 2003, respectively. Consolidated cost of revenues from continuing operations increased 12.4% to $180.7 million in 2005 from $160.7 million in 2004 and increased 10.4% in 2004 from $145.5 million in 2003. The increase in cost of revenues as a percentage of revenues in 2005 was the result of declines in broadcast fax revenue which have a lower cost of revenue than revenue resulting from acquisitions and other services. Data Communications experienced a higher cost of revenue in 2005 due to efforts spent in enhancing its operating platform and a higher percentage of international revenues which have a higher cost of revenue. The increase in cost of revenues as a percentage of revenues were offset by reductions in the cost of revenue as a percentage of revenue from Conferencing and Collaboration, despite the loss of revenue from IBM which has a lower cost of revenue. This increase was due in part by the organic growth of Conferencing and Collaboration and the integration of acquisitions made in 2004. In addition, the increase in the cost of revenues as a percentage of revenues was offset in part by continued reductions in telecommunications costs through negotiations with our telecommunications providers. The decrease in cost of revenues as a percentage of revenues from 2003 to 2004 is the result of our contract renegotiations with telecommunications service providers and network consolidation at both Data Communications and Conferencing & Collaboration. Total estimated cost savings from these initiatives were approximately $18.0 million annually. These costs savings were offset in part by reductions in the average selling price per minute of the service offerings of both Data Communications and Conferencing & Collaboration. Data Communications cost of revenues totaled $92.3 million in 2005, $87.0 million in 2004 and $81.8 million in 2003, or 37.6%, 35.2% and 36.6% of segment revenue, in 2005, 2004 and 2003, respectively. Conferencing & Collaboration cost of revenues totaled $88.3 million in 2005, $73.9 million in 2004 and $63.9 million in 2003, or 35.0%, 36.5% and 40.5% of segment revenue, in 2005, 2004 and 2003, respectively. We expect cost of revenues as a percentage of revenues to increase as broadcast fax services and IBM revenues continue to decline. In addition, our efforts to reduce cost of revenues through telecommunications cost reductions, organic revenue growth and efficiencies gained in our workforce will not entirely offset these expected declines.

Selling and marketing

     Consolidated selling and marketing expenses from continuing operations as a percent of consolidated revenues were 25.7%, 26.2% and 26.6% in 2005, 2004 and 2003, respectively. Consolidated selling and marketing expenses from continuing operations increased 8.4% to $127.6 million in 2005 from $117.7 million in 2004, and increased 16.2% in 2004 from $101.3 million in 2003. Selling and marketing expenses as a percentage of revenues has declined over the last three years as a result of reductions in selling and marketing headcount and resources at Data Communications and improved sales productivity at Conferencing & Collaboration. These improvements were offset by reductions in broadcast fax and IBM revenues which have lower selling and marketing expense structures than our other services. Data Communications selling and marketing expense totaled $62.9 million in 2005, $67.9 million in 2004 and $64.3 million in 2003, or 25.6%, 27.5% and 28.7% of segment revenue, in 2005, 2004 and 2003, respectively. Conferencing & Collaboration selling and marketing expense totaled $64.7 million in 2005, $49.8 million in 2004 and $37.0 million in 2003, or 25.7%, 24.6% and 23.4% of segment revenue, in 2005, 2004 and 2003, respectively. We continue to invest in selling and marketing resources in areas where we believe that revenue growth opportunity exists. We expect that the annual trend of declining selling and marketing expenses as a percentage of revenue will stabilize, and these expenses may increase as we expect further declines in broadcast fax and IBM revenues and continued investment in new revenue growth opportunities.

General and administrative

     Consolidated general and administrative expenses from continuing operations as a percentage of consolidated revenues were 10.5%, 11.1% and 11.6% in 2005, 2004 and 2003, respectively. Consolidated general and administrative expenses from continuing operations increased 4.6% to $52.4 million in 2005 from $50.1 million in 2004, and increased 12.6% in 2004 from $44.5 million in 2003. The increase in general and administrative expenses on an absolute dollar basis in 2005 was the result of our acquisition activity in the latter part of 2004 and in 2005. This increase, however, was offset in part by declines in the costs associated with our Sarbanes-Oxley compliance and reductions in back-office support functions as a result of cost-effective consolidation efforts between Data Communications and Conferencing & Collaboration. The increase in general and administrative expenses on an absolute dollar basis in 2004 compared to 2003 is the result of corporate governance costs associated with our Sarbanes-Oxley compliance initiatives of approximately $2.8 million and temporary administrative expenses associated with the acquisitions we made in 2004. These increases were offset by a reduction in bad debt experience at Conferencing & Collaboration. As a percentage of revenues, general and administrative expenses have declined as a result of the benefit of increased revenues leveraging the semi-fixed expense structure of our general and administrative expenses. We expect general and administrative expenses to stabilize as a percentage of revenues due to anticipated lower revenues at Data Communications, offset by the full benefit of integrating our acquisitions and completion of the consolidation of back-office support functions between Data Communications and Conferencing & Collaboration. Data Communications general and administrative expense totaled $21.8 million in 2005, $21.4 million in 2004 and $20.8 million in 2003, or 8.9%, 8.7% and 9.3% of segment revenue, in 2005, 2004 and 2003, respectively. Conferencing & Collaboration general and administrative expense totaled $16.4 million in 2005, $14.7 million in 2004 and $12.1 million in 2003, or 6.5%, 7.2% and 7.7% of segment revenue, in 2005, 2004 and 2003, respectively. Unallocated corporate general and administrative expense totaled $14.2 million in 2005, $14.0 million in 2004 and $11.4 million in 2003. We expect general and administrative expenses to remain at current levels as our efforts to streamline back office functions and integrate acquisitions continue.

Research and development

     Consolidated research and development expenses from continuing operations as a percentage of consolidated revenues were 2.2%, 2.4% and 2.2% in 2005, 2004 and 2003, respectively. Consolidated research and development expenses from continuing operations decreased 2.7% to $10.7 million in 2005 from $11.0 million in 2004, and increased 28.0% in 2004 from $8.6 million in 2003. In absolute dollars, research and development expenses decreased in 2005 compared to 2004 primarily as a result of increased capitalized development expenses and our continued policy of capitalizing only those development projects with a high probability of economic benefit, and increased in 2004 compared to 2003 as a result of our expanded service offerings and the transition of some of our services to VoIP delivery at Data Communications and Conferencing & Collaboration. As we continue to introduce new services and enhancements to existing services, we expect research and development expenses to increase in order to meet our customers’ needs. Data Communications research and development expense totaled $6.7 million in 2005, $8.8 million in 2004 and $6.5 million in 2003, or 2.7%, 3.6% and 2.9% of segment revenue, in 2005, 2004 and 2003, respectively. Conferencing & Collaboration research and development expense totaled $3.9 million in 2005, $2.2 million in 2004 and $2.1 million in 2003, or 1.6%, 1.1% and 1.3% of segment revenue, in 2005, 2004 and 2003, respectively.

Depreciation

     Consolidated depreciation expenses from continuing operations as a percentage of consolidated revenues were 5.0%, 5.9% and 6.2% in 2005, 2004 and 2003, respectively. Consolidated depreciation expenses from continuing operations decreased 6.1% to $24.8 million in 2005 from $26.4 million in 2004 and increased 11.9% from $23.6 million in 2003. Depreciation expenses as a percentage of revenues have declined as we have invested in our infrastructure to meet growth in our business and at the same time have found more cost-effective ways to provide for capacity needs through the use of new technologies. In addition, we received a prior period sales tax refund of approximately $1.1 million on fully depreciated equipment which contributed to the decline in 2005. Data Communications depreciation expense totaled $13.2 million in 2005, $15.3 million in 2004 and $14.2 million in 2003, or 5.4%, 6.2% and 6.4% of segment revenue, in 2005, 2004 and 2003, respectively. Conferencing & Collaboration depreciation expense totaled $10.6 million in 2005, $10.1 million in 2004 and $8.4 million in 2003, or 4.2%, 5.0% and 5.3% of segment revenue, in 2005, 2004 and 2003, respectively. Unallocated corporate depreciation expenses remained relatively constant at $1.0 million for 2005, and $0.9 million in each of 2004 and 2003. These expenses represent leasehold expense and the expense of shared back-office systems. We expect that depreciation as a percentage of revenues will remain flat to slightly higher as we continue to invest in infrastructure and obtain efficiencies in our operations, as a result of our relocation of our corporate offices and as revenues decline from broadcast fax and IBM.

Amortization

     Consolidated amortization from continuing operations as a percentage of consolidated revenues was 2.7%, 2.0% and 1.8% in 2005, 2004 and 2003, respectively. Consolidated amortization from continuing operations was $13.2 million, $8.9 million and $6.7 million in 2005, 2004 and 2003, respectively. Amortization expense has increased in absolute dollars as a result of our acquisitions. Absent additional acquisitions, we expect amortization expense will remain at current levels as declines in prior-year acquisition amortization will decline, but be offset by more recent acquisition activity.

Restructuring costs

     Consolidated restructuring costs from continuing operations as a percentage of consolidated revenues was 0.7%, 0.0% and 2.9% in 2005, 2004 and 2003, respectively. Consolidated restructuring costs from continuing operations were $3.3 million, $0.0 million and $10.9 million in 2005, 2004 and 2003, respectively.

     During 2005, we incurred $3.3 million of restructuring costs. These costs were primarily associated with the third quarter reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions in both business segments, primarily in North America and Europe. The reductions in non-financial functions mentioned above is the result of the significant declines during the third quarter in our North America broadcast fax services and weakness in our Data Communications European operations. The reductions in financial functions during the third quarter are the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America. This consolidation is the result of transitioning from a decentralized business structure into a single brand concept under Premiere Global Services.

     During 2003, management executed a plan to reduce annual operating expenses through a reduction in personnel costs related to our operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to us, net of estimated sublease payments. Data Communications incurred expenses of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. Conferencing & Collaboration incurred expenses of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. Corporate incurred expenses of approximately $0.7 million relating to severance obligations due to our former chief legal officer. We expect future cash payments for these activities of approximately $0.4 million for each of the next four years.

Equity based compensation

     Consolidated equity based compensation charges from continuing operations as a percentage of consolidated revenues were 1.5%, 0.7% and 0.8% in 2005, 2004 and 2003, respectively. Consolidated equity based compensation charges from continuing operations were $7.5 million, $3.3 million and $2.9 million in 2005, 2004 and 2003, respectively. This expense is comprised of several components including the vested portion of the shares tendered in our 2001 option exchange offer, which resulted in an expense of $0.0 million, $0.3 million and $0.6 million in 2005, 2004 and 2003, respectively, the vested portion of restricted shares issued to management in 2001 which resulted in an expense of $0.0 million, $0.5 million and $0.4 million in 2005, 2004 and 2003, respectively, and the variable compensation expense associated with options not tendered in the exchange for restricted shares which resulted in an expense of approximately $(0.3) million, $0.4 million and $1.1 million in 2005, 2004 and 2003, respectively, because the market value of our common stock was greater than the exercise price of a portion of the options. In addition to the above items, in 2005, 2004 and 2003, we recognized approximately $7.9 million, $2.1 million and $0.9 million in non-cash stock compensation expense, respectively. In 2005, $4.9 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer, $2.2 million related to restricted stock issued to other employees, $0.3 million related to restricted shares earned by board members in connection with our recently approved director compensation arrangements, $0.2 million related to payroll taxes withheld and remitted on behalf of employees on the vesting of restricted stock grants and $0.3 million was as a result of the modification of a director stock option grant in connection with the resignation of a board member in June 2004. In 2004, $1.6 million of this expense related to employees, and $0.5 million was as a result of the modification of a director stock option grant in connection with the resignation of a board member in June 2004. In 2003, $0.4 million of this expense related to non-employees, $0.2 million related to employees and $0.3 million related to the acceleration of options associated with the resignation of several board members.

Net legal settlements and related expenses

     Net legal settlements and related expenses were $2.0 million in 2005. In February 2006, Data Communications settled the contract litigation with Captaris relating to a license agreement and a reseller agreement entered into in connection with the acquisition of MedaLinq assets from Captaris in September 2003. As this lawsuit arose prior to December 31, 2005, we were required to adjust the 2005 results to reflect this settlement and related legal fees of $2.4 million, net of accruals of $0.4 million previously recorded.

Interest expense

     Interest expense from continuing operations was $5.6 million, $4.7 million and $9.6 million in 2005, 2004 and 2003, respectively. Interest expense increased in 2005 as a result of increased average borrowings on our credit facility resulting from acquisitions in the latter part of 2004 and 2005 and increases in LIBOR during 2004 and 2005. Average outstanding borrowings on our credit facility during 2005 were $99.8 million. Interest expense decreased in 2004 compared to 2003 as a result of the conversion of our 2008 convertible notes. This decrease in interest expense was offset in part by average outstanding borrowings on during 2004 of $35.9 million on our credit facility which carries a variable interest rate tied to LIBOR plus a pre-determined margin or the prime lending rate. For a description of our convertible notes, see “—Liquidity and Capital Resources.”

Interest income

     Interest income was $0.6 million, $0.6 million and $0.9 million in 2005, 2004 and 2003, respectively. Interest income remained flat in 2005 from 2004 as we maintained a relatively stable cash and cash equivalent outstanding balance internationally throughout the year. The decrease in interest income in 2004 was the result of maintaining lower average cash and cash equivalents and using that excess capital to fund acquisitions or invest in our infrastructure. Average cash and cash equivalents were $23.2 million in 2005, $20.6 million in 2004 and $35.1 million in 2003.

Debt conversion costs

     In May 2004, we called for early redemption of our 2008 convertible notes shortly after the closing price of our common stock had exceeded 150% of the conversion price for 20 trading days within a period of 30 consecutive trading days. All holders of our 2008 convertible notes elected to convert these notes into our common stock prior to the redemption date. All holders received accrued and unpaid interest and the interest make-whole amount. We funded the interest make-whole cash payment from our line of credit. In connection with the refinancing of our previous $60.0 million credit facility with our June 2004 $120.0 million line of credit, we incurred $17.0 million of debt conversion costs, comprised of $16.3 million of interest make-whole payment and $0.7 million of deferred financing costs. For a discussion of our line of credit, see “—Liquidity and Capital Resources - Capital resources.”

(Loss) gain on sale of marketable securities

     (Loss) gain on marketable securities was $(0.1) million, $(16,000) and $1.6 million in 2005, 2004 and 2003, respectively. During 2005, we sold the remaining securities we bought during 2004 for a loss of $0.1 million. As of December 31, 2005, we do not hold any marketable securities. During 2004, we bought and sold securities of various companies in the same industry as Data Communications and Conferencing & Collaboration for aggregate proceeds less commission of $1.8 million and realized losses of approximately $16,000. During 2003, we sold all of our remaining shares of our investment in WebMD Corporation for aggregate proceeds less commissions of $0.8 million and realized gains of approximately $0.6 million. In addition, we sold all of our investment in EasyLink common stock for aggregate proceeds less commissions of $2.1 million and realized gains of approximately $1.0 million.

Gain on prepayment of note receivable

     In October 2003, we paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class

A common stock, as well as costs associated with the investment. The warrant was recorded at its fair market value under the Black-Scholes method. We modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in June 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, we were entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. During the fourth quarter of 2004, EasyLink re-financed our note receivable with funding from a third party and pre-paid the remaining outstanding amounts due of approximately $8.5 million. Accordingly, we recorded a pre-payment gain of approximately $8.5 million because we did not have any remaining carrying value recorded. Prior to the prepayment of this note receivable, management determined that we were not able to reasonably estimate the future cash payments to be received on the EasyLink note due to the financial condition of EasyLink. The EasyLink note was accounted for in accordance with AICPA Statement of Position 03-03 “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

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

Other, net

     Other, net was $0.1 million, $2.4 million and $0.1 million in 2005, 2004 and 2003, respectively. We have recorded gains of $2.0 million for the year ended December 31, 2004 as a result of the quarterly EasyLink payment received, as discussed above, in excess of the original estimated carrying value of the note receivable of $1.9 million. The residual increase of approximately $0.4 million in 2004 was the result of the acceptance of early payment of the remaining deferred purchase price related to Data Communications’ acquisition of the e-messaging business of C&W in January 2003 owed to C&W’s successor in interest, SAVVIS, Inc., at a discount resulting in a gain.

Effective income tax rate

     In 2005, 2004 and 2003, our effective income tax rate varied from the statutory rate, primarily as a result of non-deductible compensation costs and changes in calculating valuation allowances and estimates. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. During 2005, we reviewed our provision for uncertain tax matters and the effect of current year tax planning strategies on prior year provisions. Based on this review, we reduced our reserves for uncertain tax matters by $1.9 million, and based on current year tax planning strategies, created tax benefits of $4.1 million. During 2003 and 2004, we reviewed our provision for uncertain tax matters associated with our former PTEK Ventures operating segment. The results of our review indicated it was appropriate to reduce certain provisions by approximately $3.3 million and $9.0 million for the years ended December 31, 2004 and 2003, respectively. We do not expect any future adjustments for uncertain tax matters associated with our former PTEK Ventures operating segment. In addition, during 2003, we utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million.

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

Discontinued operations

     During 2005, we settled the litigation with JOBA, Inc., a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by Voicecom Telecommunications, LLC, an unrelated party which purchased substantially all of the assets of our Voicecom business segment in March 2002. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the consolidated statements of operations. During 2005, we also changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

     During 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom business segment. This change in estimate is attributable to certain sublease arrangements that we entered into with regard to former Voicecom facilities and, as a result, we recorded a gain on discontinued operations of $1.2 million, net of taxes.

     During 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital Communication Services, Inc., a franchisee of our former Voicecom business segment. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million was included in the discontinued operations line item in the income statement. See Note 16 —“Commitments and Contingencies” to the consolidated financial statements.

Acquisitions

     We seek to acquire companies that increase our market share and bring us additional customers, technology and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements since the effective date of each acquisition.

Conferencing & Collaboration

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, a U.S.-based provider of audio and Web conferencing services. We paid $23.3 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.0 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer intangible assets purchased. The residual $20.7 million of the aggregate purchase price has been allocated preliminarily to goodwill, as we have not finalized our fixed asset valuation, which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting For Goodwill and Other Intangible Assets” (SFAS No. 142).

     In June 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists, and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual $3.8 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In March 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web conferencing services business of Citizens Communications, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $1.5 million has been allocated to severance and certain other acquisition liabilities, and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In November 2004, Conferencing & Collaboration acquired all of the outstanding stock of CCS, a U.S.-based provider of audio and Web conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $1.9 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-compete and customer lists. The residual $13.7 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In September 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Connect-us, a U.S.-based provider of audio and Web conferencing services. We paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $1.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.6 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $7.0 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne, a U.S.-based provider of audio and Web conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $16.2 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In April 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of RCI, a U.S.-based provider of audio and Web conferencing services and broadcast messaging services. We paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets, and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.5 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

Data Communications

     In November 2004, Data Communications acquired all of the outstanding stock of I-Media and its affiliates, a facsimile and e-mail messaging service provider in France and Spain. We paid approximately $24.0 million in cash at closing and $1.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $5.9 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $2.4 million has been allocated to severance and certain other acquisition liabilities, $0.5 million has been allocated to a non-compete agreement which is being amortized over a one-year period and $4.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.4 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer lists. The residual $18.1 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141, and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life, and $0.1 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In February 2004, Data Communications acquired substantially all of the assets and assumed certain liabilities of Adval and its affiliates, a U.S.-based facsimile and e-mail document delivery service provider. We paid $1.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through existing working capital. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, and $1.1 million of the aggregate purchase price has been allocated to identifiable customer lists which are being amortized over a five-year useful life.

Liquidity and capital resources

     As of December 31, 2005, we had $20.5 million in cash and cash equivalents compared to $25.9 million at December 31, 2004. Cash balances residing outside of the U.S. at December 31, 2005 were $19.9 million compared to $18.8 million at December 31, 2004. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. Net working capital at December 31, 2005 was $32.2 million compared to $27.1 million at December 31, 2004. At December 31, 2005, we had $80.8 million of unused credit available under our line of credit.

Cash provided by operating activities

     Consolidated operating cash flows from continuing operations were $92.6 million, $84.6 million and $59.8 million in 2005, 2004 and 2003, respectively. Consolidated operating cash flows from continuing operations increased $8.0 million in 2005 from 2004 and $24.7 million in 2004 from 2003. In 2005, operating cash flows before changes in assets and liabilities were $103.5 million. In 2005, changes to assets and liabilities were $(12.9) million. The change in assets and liabilities was primarily attributable to growth in our receivables due to the integration of various acquisitions and growth in non-IBM revenue which have longer payment terms, the payment of federal income taxes accrued in 2004 at a greater amount than in 2005 and the favorable result of accrued vendor disputes resolved in 2005. In 2004, operating cash flows before changes in assets and liabilities were $90.4 million. In 2004, changes to assets and liabilities were $(7.9) million. This change was attributable to growth in our receivables due to revenue growth and acquisitions, reductions in payables associated with the settlement of various disputed payables and our initiative to reduce days payables outstanding. In 2003, operating cash flows before changes in assets and liabilities were $63.2 million. In 2003, changes to assets and liabilities were $(3.4) million. The change in assets and liabilities was primarily associated with the timing of state and international tax payments and the favorable resolution of vendor disputes accrued for in previous years. We expect that the change in assets and liabilities will be less dramatic as most historical vendor disputes and receivables increases associated with acquisition integrations will have been materially resolved.

Cash used in investing activities

     Consolidated investing activities from continuing operations used cash of approximately $107.6 million, $111.1 million and $41.9 million in 2005, 2004 and 2003, respectively. Cash used in 2005 was primarily associated with the $43.6 million purchase price for the acquisition of the conferencing business of Citizens Communications, $23.3 million paid for the Netspoke acquisition, $6.2 million paid for the Intelligent Meetings acquisition and $28.2 million paid in capital expenditures. Cash used in 2004 was primarily associated with $1.9 million paid for the Adval acquisition, $21.0 million paid for the RCI acquisition, $5.0 million paid for the Unimontis acquisition, $21.5 million paid for the ClearOne acquisition, $9.0 million paid for the Connect-us acquisition, $13.3 million paid for the CCS acquisition, $21.8 million paid for the I-Media acquisition and $2.7 million paid for the early payment of the deferred purchase price obligation for the C&W e-messaging business acquisition. In 2004, we also paid $24.8 million in capital expenditures and received $11.7 million from EasyLink related to payments received in connection with the note receivable refinancing. Cash used in 2003 was primarily associated with the $7.0 million paid in the C&W acquisition, $15.3 million paid in the MediaLinq acquisition, payments for two smaller acquisitions exceeding payments for prior year acquisitions by $0.2 million, capital expenditures of $18.5 million and the purchase of marketable securities of $1.6 million. Also included in the use of cash from investing activities for 2003 was $1.4 million, composed of the $2.2 million in cash paid to AT&T and in outside legal fees related to the EasyLink note, net of $0.8 million in proceeds received from EasyLink.

Cash provided by (used in) financing activities

     Consolidated financing activities provided or (used) cash of approximately $15.4 million, $30.5 million, and $(62.6) million in 2005, 2004 and 2003, respectively. Cash provided by financing activities in 2005 was the result of net borrowings on our credit facility of $29.4 million, used primarily for acquisitions, cash receipts from repayments of employee loans of $4.0 million and $8.5 million received from stock option exercises offset by treasury stock purchases of $26.5 million. Cash provided by financing activities during 2004 was the result of net borrowings on our credit facility of $63.0 million to fund our acquisition activity and $11.6 million received from stock option exercises, offset in part by the redemption of the remaining outstanding balance on our 2004 convertible notes of $15.0 million, the interest make-whole payment associated with the early conversion of our 2008 convertible notes of $16.3 million and treasury stock purchases of $12.8 million. Cash used in financing activities of $(62.6) million during 2003 is primarily the result of the repurchase and redemption of $157.5 million of our 2004 convertible notes and incremental debt payments for equipment loans and capital leases of $7.0 million in 2003. These uses were offset by the $82.7 million in proceeds from the issuance of our 2008 convertible notes, the net borrowings on our line of credit of $5.0 million and $15.3 million received from stock option exercises.

Off-balance sheet arrangements

     As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

     At December 31, 2005, we had the following contractual obligations. We are primarily obligated under operating leases for network facilities and office space, outstanding balances, LIBOR interest and commitment fees under our line of credit, remaining cash payments on current and prior year acquisitions and telecommunications service contractual minimum purchase agreements.

The following table displays contractual obligations as of December 31, 2005 (in thousands):

		Payments Due by Period
		Years Ended December 31,
	Total
	Amounts						There-
Contractual obligation	Committed	2006	2007	2008	2009	2010	After

Operating leases	$47,876	$13,200	$9,148	$7,570	$5,817	$4,449	$7,692
Current borrowings on line of
credit	98,500	—	—	98,500	—	—	—
Credit facility commitment fees	658	230	324	104	—	—	—
Restructuring costs	4,832	1,799	384	384	384	384	1,497
Telecommunications service
agreements	11,490	8,686	1,755	840	209	—	—
Acquisitions	3,933	2,053	957	436	408	79	—
Capital leases	1,974	799	872	223	80	—	—
Voicecom lease liability	1,642	1,005	637	—	—	—	—
Asset retirement obligation	810	—	810	—	—	—	—
Other long-term liabilities	180	—	180	—	—	—	—

	$171,895	$27,772	$15,067	$108,057	$6,898	$4,912	$9,189

State sales taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In addition, more states may claim that we are subject to an assessment of sales taxes. As of December 31, 2005 and 2004, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. For example, in conjunction with a Data Communications state income tax audit, this state’s taxing authority has requested information regarding our state sales tax assessment methodology. As of December 31, 2005, we believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions. We have not been formally assessed with regards to this state sales tax request and have not accrued for this potential state sales tax exposure. However, our financial condition and results of operations could be materially adversely affected if one or more states were to disagree with our methodology and require us to remit additional sales taxes for prior year sales and we were unable to collect these prior years sales taxes from our customers.

Income taxes

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5. As of December 31, 2005 and 2004, we had approximately $3.1 million and $4.0 million accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is included in “Income taxes payable” on the face of the consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

     In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at December 31, 2005 was $1.6 million.

     In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The facility, with a syndicate led by Bank of America, N.A, amended our prior $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of December 31, 2005 we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25% . At December 31, 2005, our interest rate on 30-day LIBOR loans was 4.39% . As of December 31, 2005, we had $98.5 million of borrowings outstanding and $0.8 million in letters of credit outstanding under our line of credit.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2005 is $0.3 million.

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

     At December 31, 2005, we had no other indebtedness outstanding except for the borrowings under our line of credit and capital lease obligations for network equipment and computers at Data Communications and Conferencing & Collaboration.

Liquidity

     As of December 31, 2005, we had $20.5 million of cash and cash equivalents. We generated positive operating cash flows from each of our operating segments for the year ended December 31, 2005. Each business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We obtained our line of credit in June 2004, the proceeds of which were initially used to repay the unpaid balance of our 2004 convertible notes that were due on July 1, 2004 and the interest make-whole payment on our 2008 convertible notes converted in June 2004. We have subsequently drawn on our line of credit in order to fund certain acquisitions. In February 2005, we amended our credit facility to provide for a four-year, $180.0 million revolving line of credit. At December 31, 2005, we had $80.7 million of undrawn available credit on our line of credit.

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

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, investments, restructuring costs and legal contingencies.

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

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

Revenue recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and have fixed-period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue which results from non-calendar month billing cycles. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

     Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for uncollectible accounts receivable

     Prior to the recognition of revenue, we make a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $79.4 million and $72.1 million, net of allowance for uncollectible accounts receivable of $7.6 million and $5.7 million, as of December 31, 2005 and 2004, respectively.

     If the financial condition of our customers were to deteriorate, resulting in an impairment to their ability to make payments, additional allowances may be required.

Goodwill and other intangible assets

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

  significant decrease in the market value of an asset;
  significant adverse change in physical condition or manner of use of an asset;
  Significant adverse change in legal factors or negative industry or economic trends;
  a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;
  significant decline in our stock price for a sustained period; and
  an expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

     In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, we ceased to amortize approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. Reviews were completed in 2005, 2004 and 2003 with no impairment identified. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the estimated future cash flows compared to the carrying value of the long-lived asset. Net intangible assets, long-lived assets and goodwill amounted to $297.2 million and $232.7 million as of December 31, 2005 and 2004, respectively.

     Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income taxes

     As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations.

     Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The net deferred tax asset as of December 31, 2005 and 2004 was $13.2 million and $21.1 million, net of a valuation allowance of $6.4 million and $7.1 million, respectively. We have recorded the valuation allowance due to uncertainties related to our ability to utilize some of the deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable.

     In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance that could materially impact our financial condition and results of operations.

     We also record a provision for certain asserted international, federal and state tax contingencies based on the likelihood of obligation, when needed. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize tax benefits as well as the estimated taxes to be paid in future periods. We believe we have appropriately accrued for tax exposures. If we are required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust tax accounts which could materially impact our financial condition and results of operations.

Investments

     We have had investments in equity securities of companies with readily determinable fair values accounted for in accordance with Financial Accounting Standards Board (FASB) SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and re-evaluation of such designation as of each balance sheet date. At December 31, 2005, we did not have any investments in equity securities. Total investments, in the form of marketable securities available for sale, as of December 31, 2004 were $0.6 million.

Restructuring costs

     The restructuring accruals are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs. The restructuring accruals related to contractual lease obligations could be materially affected by factors such as our ability to secure sublessees, the creditworthiness of sublessees and the success at negotiating early termination agreements with lessors.

     In the event that actual results differ from these estimates, we may need to establish additional restructuring accruals or reverse accrual amounts accordingly.

Legal contingencies

     We are currently involved in certain legal proceedings as disclosed in Item 3. “Legal Proceedings” of this annual report. In accordance with FAS No. 5, we accrue an estimate of the probable costs for the resolution of legal claims. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

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

New Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

     In December 2004, the FASB, issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supercedes APB 25 and amends SFAS No. 95 “Statement of Cash Flows.” Generally the approach to SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R originally required adoption no later than July 1, 2005. In April 2005, the SEC issued a release that amends the compliance dates for SFAS No. 123R. Under the SEC’s new rules, we will be required to apply SFAS No. 123R as of January 1, 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: one that provides for modified-prospective application and one that provides for modified-retrospective application. We adopted SFAS No. 123R using the modified-prospective method commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of December 31, 2005, we had approximately 3.8 million stock options outstanding and 1.4 million restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable option valuation methods. We expect the adoption of SFAS 123R in our income statement will be consistent with current pro forma footnote disclosure under SFAS No. 123. In March 2005, the SEC released SEC Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate the guidance in association with our adoption of SFAS 123R.

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

Subsequent Events

     In January 2006, Data Communications acquired the outstanding stock of Accucast, Inc., a U.S. based provider of e-mail communications services. We paid approximately $12.0 million in cash at closing and $0.4 million in transaction and closing costs. We may pay up to an additional $3.0 million in cash purchase price based upon the achievement of milestone integration targets as specified in the purchase agreement. We funded this purchase with our existing credit facility. We are in the process of completing our valuation of certain intangible assets in accordance with SFAS No. 141.

     In February 2006, Data Communications settled the contract litigation with Captaris relating to a license agreement and a reseller agreement entered into in connection with the acquisition of MedaLinq assets from Captaris in September 2003. As this lawsuit arose prior to December 31, 2005, we were required to adjust the 2005 results to reflect this settlement and related legal fees of $2.4 million, net of accruals of $0.4 million previously recorded.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, which is exclusive of our applicable margin as stated in our credit facility. The interest rate swap effectively converts the interest payments on $50.0 million of the LIBOR-based borrowings to a fixed rate.

     During the first quarter of 2006, we executed the initial stage of a plan for cost reductions within our Data Communications business segment as a result of lowered revenue expectations. The results of these plans are expected reductions in personnel and the exit of certain facilities in the United States. We expect a restructuring charge in the range of approximately $0.5 million to $0.8 million during the first quarter of 2006 as a result of executing components of this plan.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. In addition, in February 2006, we entered into an interest rate swap to help manage our exposure to possible future interest rate increases. Otherwise, we do not typically use derivative instruments, and we did not use any derivative instruments during the fiscal year ended December 31, 2005.

     At December 31, 2005, we had borrowings of $98.5 million outstanding on our credit facility that were subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.5 million based on the December 31, 2005 debt level.

     Approximately 36.9% and 34.7% of our consolidated revenues from continuing operations and 37.3% and 36.1% of our operating expenses from continuing operations were transacted in foreign currencies in 2005 and 2004, respectively. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for 2005 and 2004 by approximately $18.3 million and $15.6 million, respectively, and operating expenses for 2005 and 2004 by approximately $13.8 million and $12.2 million, respectively. Historically, our principal exposure has been related to local currency sales, operating costs and expenses in Europe and Asia Pacific (principally in the countries of the United Kingdom, Australia, Germany and Japan). We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at December 31, 2005.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

Page

Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets, December 31, 2005 and 2004	49
Consolidated Statements of Operations, Years Ended December 31, 2005, 2004 and 2003	50
Consolidated Statements of Shareholders' Equity, Years Ended December 31, 2005, 2004 and 2003	51
Consolidated Statements of Cash Flows, Years Ended December 31, 2005, 2004 and 2003	52
Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Premiere Global Services, Inc. Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP Atlanta, Georgia March 15, 2006

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2005 and 2004
(in thousands, except share data)

ASSETS	2005	2004

CURRENT ASSETS
Cash and equivalents	$20,508	$25,882
Marketable securities, available for sale	—	576
Accounts receivable (less allowances of $7,560 and $5,706, respectively)	79,417	72,055
Prepaid expenses and other current assets	5,209	5,148
Deferred income taxes, net	12,392	17,706

Total current assets	117,526	121,367

PROPERTY AND EQUIPMENT, NET	75,742	74,050

OTHER ASSETS
Goodwill	257,565	192,147
Intangibles, net of amortization	39,662	40,590
Deferred income taxes, net	837	3,461
Other assets	3,958	3,861

	$495,290	$435,476

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$37,745	$37,337
Income taxes payable	4,394	8,968
Accrued taxes	6,148	6,700
Accrued expenses	34,439	40,192
Current maturities of long-term debt and capital lease obligations	799	37
Accrued restructuring costs	1,800	1,071

Total current liabilities	85,325	94,305

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	99,675	68,147
Accrued expenses	6,540	6,094

Total long-term liabilities	106,215	74,241

COMMITMENTS AND CONTINGENCIES (Note 16)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 71,703,933 and
71,301,577 shares issued and outstanding in 2005 and 2004, respectively	717	713
Unrealized loss on marketable securities	—	6
Additional paid-in capital	694,304	694,284
Unearned restricted share compensation	(12,585)	(4,187)
Notes receivable, shareholder	(1,896)	(5,662)
Cumulative translation adjustment	(3,554)	2,429
Accumulated deficit	(373,236)	(420,653)

Total shareholders' equity	303,750	266,930

	$495,290	$435,476

Accompanying notes are integral to these consolidated financial statements

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2005, 2004 and 2003
(in thousands, except share and per share data)

	2005	2004	2003

Revenues	$497,473	$449,371	$381,280

Operating Expenses
Cost of revenues (exclusive of depreciation shown separately below)	180,720	160,690	145,549
Selling and marketing	127,610	117,711	101,300
General and administrative (exclusive of net legal settlements shown separately below)	52,377	50,082	44,474
Research and development	10,699	10,970	8,569
Depreciation	24,757	26,372	23,575
Amortization	13,243	8,891	6,746
Restructuring costs	3,256	—	10,947
Equity based compensation	7,484	3,261	2,921
Net legal settlements and related expenses	2,048	—	—

Total operating expenses	422,194	377,977	344,081

Operating income	75,279	71,394	37,199

Other (Expense) Income
Interest expense	(5,552)	(4,687)	(9,603)
Interest income	582	633	874
Debt conversion costs	—	(17,027)	—
(Loss) gain on sale of marketable securities	(116)	(16)	1,600
Gain on prepayment of notes receivable	—	8,520	—
Gain on repurchase of bonds	—	—	41
Other, net	103	2,433	81

Total other (expense) income	(4,983)	(10,144)	(7,007)

Income from continuing operations before income taxes	70,296	61,250	30,192
Income tax expense	21,610	20,565	3,279

Income from continuing operations	$48,686	$40,685	$26,913

Discontinued Operations
(Loss) gain from operations of Voicecom	(1,952)	1,956	(1,597)
Income tax (benefit) expense	(683)	761	(621)

(Loss) gain on discontinued operations	(1,269)	1,195	(976)

Net income	$47,417	$41,880	$25,937

BASIC EARNINGS (LOSS)
Income from continuing operations	$48,686	$40,685	$26,913

Net income	$47,417	$41,880	$25,937

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	70,392	64,086	53,767

Basic earnings (loss) per share
Continuing operations	$0.69	$0.63	$0.50
Discontinued operations	(0.02)	0.02	(0.02)

Net income	$0.67	$0.65	$0.48

DILUTED EARNINGS (LOSS)
Income from continuing operations	$48,686	$42,071	$27,886

Net income	$47,417	$43,266	$26,910

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,366	72,280	61,301

Diluted earnings (loss) per share:
Continuing operations	$0.67	$0.58	$0.45
Discontinued operations	(0.01)	0.02	(0.01)

Net income	$0.66	$0.60	$0.44

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2005, 2004 and 2003
(in thousands)

						Unrealized	Unearned
		Additional	Notes			Gain (Loss) on	Restricted	Cumulative	Total
	Common	Paid-In	Receivable,	Treasury	Accumulated	Marketable	Share	Translation	Shareholders’
	Stock Issued	Capital	Shareholder	Stock	Deficit	Securities	Compensation	Adjustment	Equity

BALANCE, December 31, 2002	$587	$603,883	$(5,042)	$(22,112)	$(488,531)	$276	$(1,913)	$(2,810)	$84,338

Other comprehensive income:
Net income	—	—	—	—	25,937	—	—	—	25,937
Translation adjustments	—	—	—	—	—	—	—	2,303	2,303
Change in unrealized net gain (loss) on
marketable securities, net of tax	—	—	—	—	—	(386)	—	—	(386)
Other comprehensive income									27,854

Issuance of common stock:
Exercise of stock options	39	15,260	—	—	—	—	—	—	15,299
Issuance of warrant	—	560	—	—	—	—	—	—	560
Treasury stock purchase	—	—	—	(627)	—	—	—	—	(627)
Retirement of treasury stock	(54)	(22,746)	—	22,739	61	—	—	—	—
Stock compensation expense – variable
accounting	—	1,099	—	—	—	—	—	—	1,099
Stock compensation in exchange for services	—	866	—	—	—	—	—	—	866
Stock compensation expense – restricted	—	(145)	—	—	—	—	1,100	—	955
shares
Income tax benefit from exercise of stock
options	—	3,675	—	—	—	—	—	—	3,675
Interest related to shareholder note receivable	—	—	(301)	—	—	—	—	—	(301)

BALANCE, December 31, 2003	$572	$602,452	$(5,343)	$—	$(462,533)	$(110)	$(813)	$(507)	$133,718

Other comprehensive income:
Net income	—	—	—	—	41,880	—	—	—	41,880
Translation adjustments	—	—	—	—	—	—	—	2,936	2,936
Change in unrealized net gain (loss) on
marketable securities, net of tax	—	—	—	—	—	116	—	—	116
Other comprehensive income									44,932

Issuance of common stock:
Exercise of stock options	22	11,532	—	—	—	—	—	—	11,554
Treasury stock purchase and retirement	(15)	(12,796)	—	—	—	—	—	—	(12,811)
Stock compensation expense – variable
accounting	—	373	—	—	—	—	—	—	373
Stock compensation in exchange for									607
services	—	607	—	—	—	—	—	—
Issuance of restricted shares and related stock	7	6,266	—	—	—	—	(3,374)	—	2,899
based compensation
Conversion of debt to equity	127	81,799	—	—	—	—	—	—	81,926
Income tax benefit from exercise of stock
options	—	4,051	—	—	—	—	—	—	4,051
Interest related to shareholder note receivable	—	—	(319)	—	—	—	—	—	(319)

BALANCE, December 31, 2004	$713	$694,284	$(5,662)	$—	$(420,653)	$6	$(4,187)	$2,429	$266,930

Other comprehensive income:
Net income	—	—	—	—	47,417	—	—	—	47,417
Translation adjustments	—	—	—	—	—	—	—	(5,983)	(5,983)
Change in unrealized net gain (loss) on
marketable securities, net of tax	—	—	—	—	—	(6)	—	—	(6)
Other comprehensive income									41,428

Issuance of common stock:
Exercise of stock options	15	8,508	—	—	—	—	—	—	8,523
Stock compensation expense – restricted shares	—	—	—	—	—	—	4,295	—	4,295
Treasury stock purchase and retirement	(21)	(21,300)	—	—	—	—	—	—	(21,321)
Stock compensation expense – variable
accounting	—	(336)	—	—	—	—	—	—	(336)
Stock compensation in exchange for
services	—	422	—	—	—	—	290	—	712
Issuance of restricted shares and related stock	10	10,008	—	—	—	—	(12,983)	—	(2,965)
based compensation
Income tax benefit from exercise of stock
options	—	2,718	—	—	—	—	—	—	2,718
Payments and interest related to shareholder
note receivable	—	—	3,766	—	—	—	—	—	3,766

BALANCE, December 31, 2005	$717	$694,304	$(1,896)	$—	$(373,236)	$—	$(12.585)	$(3,554)	$303,750

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2005, 2004 and 2003
(in thousands)
	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,417	$41,880	$25,937
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued operation	1,269	(1,195)	976
Depreciation	24,757	26,372	23,575
Debt conversion costs	—	17,027	—
Amortization	13,243	8,891	6,746
Amortization of deferred financing costs	453	659	—
Loss (gain) on sale of marketable securities, available for sale	116	16	(1,600)
Gain on repurchase of bonds	—	—	(41)
Net legal settlements and related expenses	2,048	—	—
Deferred income taxes	8,746	10,095	(1,638)
Restructuring costs	3,256	—	10,947
Payments for restructuring costs	(3,214)	(3,974)	(4,579)
Equity based compensation	7,484	3,568	2,921
(Gain) loss on disposal of assets	(45)	118	—
Gain on note receivable and other liabilities	—	(10,968)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(3,834)	(1,761)	(1,875)
Prepaid expenses and other	317	2,738	2,868
Accounts payable and accrued expenses	(9,431)	(8,890)	(4,403)

Total adjustments	45,165	40,615	33,897

Net cash provided by operating activities from continuing operations	92,582	84,576	59,834

Net cash used in operating activities from discontinued
operations	(2,025)	(2,081)	—

Net cash provided by operating activities	90,557	82,495	59,834

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(28,174)	(24,783)	(18,455)
Sale of marketable securities	755	1,835	2,942
Purchase of marketable securities	(306)	(1,663)	(1,580)
Proceeds received on note receivable	—	11,720	800
Purchase of notes receivable	—	—	(2,227)
Business acquisitions, net of cash acquired	(79,915)	(98,227)	(23,340)

Net cash used in investing activities	(107,640)	(111,118)	(41,860)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(74,676)	(15,000)	(174,916)
Proceeds from long term borrowing arrangements	104,100	62,993	97,671
Repayment of shareholder notes	3,953	—	—
Make whole interest payment – convertible notes	—	(16,255)	—
Purchase of treasury stock, at cost	(26,451)	(12,811)	(627)
Exercise of stock options	8,521	11,554	15,299

Net cash provided by (used in) financing activities	15,447	30,481	(62,573)

Effect of exchange rate changes on cash and equivalents	(3,738)	78	(232)

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(5,374)	1,936	(44,831)

CASH AND EQUIVALENTS, beginning of period	25,882	23,946	68,777

CASH AND EQUIVALENTS, end of period	$20,508	$25,882	$23,946

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS BUSINESS

     Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business process solutions. Our mission is to innovate communication technologies-based applications that simplify our enterprise customers’ critical business processes. We go to market with solutions in four core business practices: Document Management Solutions, Alerts & Notifications Solutions and Marketing Automation Solutions, which are included in our Data Communications business segment, and Conferencing Solutions, which is included in our Conferencing & Collaboration business segment.

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

Marketable Securities, Available for Sale

     We follow Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (SFAS No. 115). SFAS No. 115 mandates that a determination be made of the appropriate classification for equity securities with a readily determinable fair value and all debt securities at the time of purchase and a re-evaluation of such designation as of each balance sheet date. At December 31, 2004 investments consisted primarily of common stock. At December 31, 2005, we do not hold any marketable securities of companies that are publicly traded. We consider all such investments as “available for sale.” Common stock investments are carried at fair value based on quoted market prices. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

Accounts Receivable

Included in accounts receivable at December 31, 2005 and 2004 was earned but unbilled revenue at Conferencing & Collaboration of approximately $3.5 million and $2.8 million, respectively, which results from non-calendar month billing cycles. Earned but unbilled revenue is billed within 30 days. Bad debt expense was approximately $4.3 million, $1.2 million and $2.7 million in 2005, 2004 and 2003, respectively. Write-offs against the allowance for doubtful accounts were approximately $2.4 million, $1.0 million and $5.5 million in 2005, 2004 and 2003, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers, Internet and telecommunications equipment. The cost of installed equipment includes expenditures for installation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Research and Development

     We incur research and development costs primarily related to developing new services, features and enhancements to existing services are expensed as incurred.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to implement a new billing system at Conferencing & Collaboration and at Data Communications are being capitalized. For the years ended December 31, 2005, 2004 and 2003, we have capitalized approximately $6.7 million, $4.6 million and $3.1 million, respectively, related to these projects. These capitalized costs are being amortized on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed for the years ended December 31, 2005, 2004 and 2003 was approximately $2.1 million, $2.3 million and $1.3 million, respectively.

Goodwill

     Goodwill is subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the business segments to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We have adopted January 1st of a given calendar year as our valuation date and have evaluated these assets as of January 1, 2004, 2005 and 2006, and no impairment was identified.

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

Equity Based Compensation Plans

     We account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, no compensation expense has been recognized for stock awards (other than restricted stock awards, non-employee awards and variable and accelerated awards) issued under our stock plans where the exercise price of such award is equal to the market price of our underlying common stock at the date of grant. We provide the additional disclosures required under SFAS No. 123, "Accounting for Stock Based Compensation" (SFAS No. 123), as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosure.”

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We have adopted the disclosure-only provision of SFAS No. 123. Had compensation expense for our stock option grants described above been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003, consistent with the provisions of SFAS No. 123, our net income and net income (loss) per share would have been adjusted to the pro forma amounts indicated below for the years ended December 31 (in thousands, except per share data):

	2005	2004	2003

Net income:
As reported	$47,417	$41,880	$25,937
Add: stock-based employee compensation expense
included in reporting net income, net of related
tax effect	4,598	2,191	1,760
Deduct: total stock-based compensation expense
determined under fair value based method for all
awards, net of related tax effects	(6,958)	(4,476)	(3,695)

Pro forma net income (loss) for calculating basic net	$45,057	$39,595	$24,002
income (loss) per share

Basic net income (loss) per share:
As reported	$0.67	$0.65	$0.48
Pro forma	$0.64	$0.62	$0.45

Pro forma net income (loss) for calculating basic net
income (loss) per share	$45,057	$39,595	$24,002
Adjustment for assumed conversion of 2008 Convertible
Notes, net of tax	—	1,386	973

Pro forma net income (loss) for calculating diluted net	$45,057	$40,981	$24,975
income (loss) per share

Diluted net income (loss) per share:
As reported	$0.66	$0.60	$0.44
Pro forma	$0.62	$0.57	$0.41

Significant assumptions used in the Black-Scholes option pricing model computations are as follows:

	2005	2004	2003

Risk-free interest rate	3.3%	3.1%	3.1%
Dividend yield	0%	0%	0%
Volatility factor	54%	63%	62%
Weighted average expected life	5.18 years	3.74 years	3.74 years

     The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years.

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent we charge subscription fees and fixed period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue which results from non-calendar month billing cycles. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     During 2005, we reviewed our provision for uncertain tax matters and the effect of current year tax planning strategies on prior year provisions. Based on this review, we reduced our reserves for uncertain tax matters by $1.9 million and from current year tax planning strategies, created tax benefits of $4.1 million. During the third quarter of 2003 and 2004, we reviewed our provision for uncertain tax matters associated with our former PTEK Ventures business segment. The results of these reviews indicated that it was appropriate to reduce certain provisions by approximately $3.3 million and $9.0 million for 2004 and 2003, respectively. We do not expect any future adjustments for uncertain tax matters associated with our former PTEK Ventures business segment. In addition, during the third quarter of 2003, we utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million. We believe we have appropriately accrued for tax exposures.

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of December 31, 2005, we had approximately $3.1 million accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is included in “Income taxes payable” on the face of the consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

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

     Diluted net income per share gives effect to all potentially dilutive securities. Our convertible subordinated notes, outstanding warrants, unvested restricted shares and stock options were potentially dilutive securities during the years ended December 31, 2005, 2004 and 2003. In August 2003, we issued $85.0 million of 5% convertible subordinated notes due 2008. All of our 2008 convertible notes were called for redemption in May 2004 and converted into our common stock prior to the redemption date in June 2004 at a conversion price of approximately $6.6944 per share or approximately 12.7 million shares. Prior to the conversion on June 14, 2004, the conversion price was less than the market value of our common stock. As a result, the net income available to common shareholders is adjusted for the interest expense of approximately $1.4 million up to the conversion date of our 2008 convertible notes for the year ended December 31, 2004, net of tax, and the weighted-average shares outstanding are adjusted for the dilutive effect of our 2008 convertible notes on the same pro-rata basis. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, our 2008 convertible notes and the unvested restricted shares, computed as follows:

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,

	2005	2004	2003

Total weighted-average shares outstanding – Basic	70,391,912	64,086,494	53,766,721
Add common stock equivalents:
Stock options	872,440	1,506,717	1,731,973
Warrants	6,240	10,051	—
2008 convertible notes	—	5,724,139	4,892,661
Unvested restricted shares	1,094,952	952,967	909,918

Total weighted-average shares outstanding – Diluted	72,365,544	72,280,368	61,301,273

Foreign Currency Translation

     The assets and liabilities of subsidiaries domiciled outside the U.S. are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders' equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses related to these balances are recorded in the cumulative translation account on the balance sheet.

Treasury Stock

     Treasury stock transactions are recorded at cost. In 2005, we purchased and retired 2.1 million shares of our common stock under our stock repurchase program for approximately $21.3 million. In addition, we withheld approximately 522,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $5.2 million to the Internal Revenue Service on their behalf. In 2004, we purchased and retired 1.5 million shares of our common stock under our stock repurchase program for approximately $12.8 million.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at December 31, 2005 and 2004. For the years ended December 31, 2005, 2004 and 2003, total other comprehensive income was approximately $41.4 million, $44.9 million and $27.9 million, respectively. Accumulated other comprehensive loss was $305.2 million at December 31, 2005.

New Accounting Pronouncements

     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (SFAS No. 154). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 is issued. We are required to adopt the provisions of SFAS No. 154, as applicable, beginning in fiscal 2006.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In December 2004, the FASB, issued SFAS No. 123R, “Share-Based Payment” (SFAS No. 123R) which is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supercedes APB 25 and amends SFAS No. 95 “Statement of Cash Flows.” Generally the approach to SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options be recognized in the income statement based upon their fair values. Pro forma disclosure is no longer an alternative. SFAS No. 123R originally required adoption no later than July 1, 2005. In April 2005, the SEC issued a release that amends the compliance dates for SFAS No. 123R. Under the SEC’s new rules, we will be required to apply SFAS No. 123R as of January 1, 2006. SFAS No. 123R permits public companies to adopt its requirements using one of two methods: one that provides for modified-prospective application and one that provides for modified-retrospective application. We adopted SFAS No. 123R using the modified-prospective method commencing in the first quarter of the fiscal year ending December 31, 2006. We expect that the adoption of SFAS No. 123R will cause us to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share-based compensation meeting the criteria outlined in the provisions of SFAS No. 123R. As of December 31, 2005, we had approximately 3.8 million stock options outstanding and 1.4 million restricted shares outstanding which had not yet become vested. There are two acceptable methods of valuing options under the revision, the Black-Scholes method and the binomial method. We are currently assessing the impact of adoption of SFAS No. 123R on our 2006 financial results using these two acceptable option valuation methods. We expect the adoption of SFAS 123R in our income statement will be consistent with current pro forma footnote disclosure under SFAS No. 123. In March 2005, the SEC released SEC Staff Accounting Bulletin (SAB) No. 107, “Share-Based Payment” (SAB No. 107). SAB No. 107 provides the SEC staff’s position regarding the implementation of SFAS No. 123R. SAB No. 107 contains interpretive guidance related to the interaction between SFAS No. 123R and certain SEC rules and regulations, as well as provides the SEC staff’s views regarding the valuation of share-based payment transactions. We will evaluate the provisions of SAB No. 107 and incorporate the guidance in association with our adoption of SFAS 123R.

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

Reclassifications

     Certain prior year amounts in our consolidated financial statements have been reclassified to conform to the 2005 presentation. Specifically in 2004, Data Communications’ customer service costs were reclassified from general and administrative expense to cost of revenues in the consolidated statement of operations after a management review of the functional operating costs determined cost of revenues to be a more appropriate classification for these expenses as well as more consistent with the historical practices of Conferencing & Collaboration. As a result, approximately $12.0 million of costs were reclassified for the year ended December 31, 2003.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. RESTRUCTURING COSTS

     Consolidated restructuring costs for the years ended December 31, 2005, 2004 and 2003 are as follows (in thousands):

	Accrued	2003				Accrued
	Costs at	Charge To		Reversal of		Costs at
	December	Continuing	Non-Cash	Accrued	Payments	December
Consolidated	31, 2002	Operations	Costs	Costs	Incurred	31, 2003

Accrued restructuring costs:
Severance and exit costs	$1,396	$4,966	$—	$(52)	$(3,127)	$3,183
Contractual obligations	220	5,891	—	(201)	(352)	5,558
Other	282	90	(206)	(76)	(90)	—

Total restructuring costs	$1,898	$10,947	$(206)	$(329)	$(3,569)	$8,741

		Accrued	2005			Accrued
		Costs at	Charge To		Reversal of	Costs at
	Payments	December	Continuing	Payments	Accrued	December
Consolidated	Incurred	31, 2004	Operations	Incurred	Costs	31, 2005

Accrued restructuring costs:
Severance and exit costs	$(3,069)	$114	$3,452	$(2,478)	$(179)	$909
Contractual obligations	(882)	4,676	2	(736)	(19)	3,923
Other	—	—	—	—	—	—

Total restructuring costs	$(3,951)	$4,790	$3,454	$(3,214)	$(198)	$4,832

Realignment of Workforce - 2005

     During 2005, we executed a long-range plan to consolidate duplicative business processes and functions and re-align the sales force. This plan encompasses managing ourselves under the “Premiere Global Services” brand name as opposed to separate businesses. As a result of this plan, we have recorded restructuring costs for future severance payments of $3.5 million. During the first half of 2005, these costs were associated with a reduction in workforce of approximately 20 employees in various European country-level and North America finance functions in our Data Communications business segment. During the third quarter of 2005, these costs were associated with a reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions at both business segments, primarily in North America and Europe. The reduction in non-financial functions is the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reduction in financial functions during the third quarter is the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America. During 2005, we paid approximately $2.4 million, related to severance and exit costs, and we reversed approximately $0.1 million related to subsequent changes in the international provision. Management expects to pay the remaining severance obligations in early 2006. The remaining balance in this accrual at December 31, 2005 is $0.9 million.

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

     On a business segment basis, Data Communications recorded a charge of approximately $9.3 million, comprised of severance and exit costs of approximately $3.7 million and contractual lease obligations of approximately $5.6 million, including estimated sublease income of $3.1 million. During 2004 and 2003, Data

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Communications paid approximately $2.1 million and $1.5 million, respectively, related to severance and exit costs and $0.7 million and $0.3 million, respectively, in contractual obligations. A majority of the contractual obligations relate to a Data Communications real property lease which expires in 2016, and, as such, approximately $3.0 million of this liability has been classified in long-term accrued expenses on the balance sheet at December 31, 2005. The remaining restructuring reserve was approximately $3.8 million at December 31, 2005, which is expected to be paid at approximately $0.4 million per year through the expiration of the lease term 2016. Conferencing & Collaboration recorded a charge of approximately $1.0 million, including approximately $0.6 million in severance and exits costs and approximately $0.4 million in contract termination and other associated costs. During 2004, Conferencing & Collaboration paid the remaining balance of approximately $0.2 million related to severance obligations and contract termination costs. During 2003, Conferencing & Collaboration paid approximately $0.8 million related to severance obligations. Corporate recorded a charge of approximately $0.7 million relating to severance obligations due to our former chief legal officer of which $0.5 million and $0.2 million had been paid during the years ended December 31, 2004, and 2003, respectively. Conferencing & Collaboration and Corporate paid the remaining restructuring costs during the year ended December 31, 2004, and we do not expect any further payments related to these costs.

Realignment of Workforce – Fourth Quarter 2002

     In the fourth quarter of 2002, Data Communications and Corporate terminated employees pursuant to a plan to reduce headcount and sales and administration costs. During the first quarter of 2005 and 2004, we paid approximately $0.1 million in severance costs related to this plan. During the quarter ended June 30, 2005, the remaining accrual was paid, and we do not expect any future payments related to these costs.

4. MARKETABLE SECURITIES, AVAILABLE FOR SALE

     Marketable securities, available for sale at December 31, 2005, 2004 and 2003 are principally common stock investments carried at fair value based on quoted market prices.

     The cost, gross unrealized gains (losses), fair value, proceeds from sale and realized gains and losses are as follows for the years ended December 31, 2005, 2004 and 2003 (in thousands):

		Gross			Gross
		Unrealized			Realized
		Gains	Fair	Proceeds	Gains
	Cost	(Losses)	Value	From Sale	(Losses)

2005
Easylink Services Corporation	$871	$—	$—	$755	$(116)

2004
Various equity securities	$1,663	$10	$576	$1,835	$(16)

2003
Easylink	$1,148	—	$—	$2,119	$971
WebMD Corporation	194	—	—	823	629
Other equity securities	754	(179)	575	—	—

	$2,096	$(179)	$575	$2,942	$1,600

     During 2005 and 2004, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the first quarter of 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of December 31, 2005, we do not hold any marketable securities of companies that are publicly traded.

     During 2003, we sold all of our 75,000 remaining shares of our investment in WebMD for aggregate proceeds less commissions of $0.8 million and realized gains of approximately $0.6 million. In addition, we sold all of our investment in 1,423,980 shares of Class A common stock of EasyLink which was obtained as part of the

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

settlement agreement with AT&T Corp. and EasyLink for aggregate proceeds less commissions of $2.1 million and realized gains of approximately $1.0 million.

5. INVESTMENTS

     In October 2003, we paid AT&T approximately $1.9 million in cash and issued to AT&T a seven-year warrant to purchase 250,000 shares of our common stock at $9.36 per share in exchange for a secured promissory note issued by EasyLink in the original principal amount of $10.0 million and 1,423,980 shares of EasyLink’s Class A common stock, as well as costs associated with the investment. The warrant was recorded at its fair market value under the Black-Scholes method. The parties modified the payment terms of the EasyLink note at the time of transfer. The EasyLink note issued in favor of AT&T was payable in 13 quarterly installments commencing in June 2003 and accrued interest at a rate of 12%. Under the amended payment schedule, we were entitled to receive aggregate payments of approximately $13.8 million, consisting of ten quarterly payments of $0.8 million which commenced December 1, 2003, and a balloon payment of approximately $5.8 million on June 1, 2006. The fifth quarterly payment of $0.8 million was received during the three months ended December 31, 2004. We recorded gains of $2.0 million for the twelve months ended December 31, 2004 as a result of payments received in excess of the original estimated carrying value of the note receivable of $1.9 million which are recorded as “Other, net” in our consolidated statement of operations. During the fourth quarter of 2004, EasyLink refinanced our note receivable with funding from a third party and therefore pre-paid the remaining amounts due of approximately $8.5 million. Accordingly, we recorded a pre-payment gain of approximately $8.5 million as we did not have any remaining carrying value recorded. Prior to the pre-payment of this note receivable, management determined that we were not able to reasonably estimate the future cash payments to be received on the note due to the financial condition of EasyLink. The EasyLink note was accounted for in accordance with AICPA Statement of Position 03-03, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”

6. ACQUISITIONS AND DISPOSITIONS

     We seek to acquire companies that increase our market share and bring us additional customers, technology and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements since the effective date of each acquisition. We expect approximately $78.8 million of goodwill from the 2005 and 2004 acquisitions to be deductible for tax purposes.

Conferencing & Collaboration

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, Inc., a U.S.-based provider of audio and Web conferencing services. We paid $23.3 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.0 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over a five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer intangible assets purchased. The residual $20.7 million of the aggregate purchase price has been allocated preliminarily to goodwill, as we have not finalized our fixed asset valuation, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In June 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings Corporation, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists, and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

over five-year useful lives. The residual $3.8 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In March 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web conferencing services business of Citizens Communications Company, primarily servicing customers in the U.S. We paid $43.6 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $1.5 million has been allocated to severance and certain other acquisition liabilities, and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.3 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In November 2004, Conferencing & Collaboration acquired all of the outstanding stock of Communications Network Enhancement Inc. d/b/a ConferenceCallService (CCS), a U.S.-based provider of audio and Web conferencing services. We paid $15.0 million in cash at closing and expect to pay $1.2 million in non-compete fees, transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $1.9 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $1.0 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $3.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.5 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the non-complete and customer lists. The residual $13.7 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In September 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Connect-us Communications, LLC, a U.S.-based provider of audio and Web conferencing services. We paid $9.0 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $1.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.6 million has been allocated to a non-compete agreement which is being amortized over a five-year contractual term and $2.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $7.0 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the conference calling services operating segment of ClearOne Communications, Inc., a U.S.-based provider of audio and Web conferencing services, broadcast messaging services and conference calling telephony equipment. We paid $21.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities and $4.5 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $16.2 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In April 2004, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Resource Communications Inc. (RCI), a U.S.-based provider of audio and Web conferencing services and broadcast messaging services. We paid $20.5 million in cash at closing and $0.4 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.5 million of the aggregate purchase price has been allocated to acquired working capital, $0.4 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $0.3 million has been allocated to acquired fixed assets, and $5.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $15.5 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS 142.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Data Communications

     In November 2004, Data Communications acquired all of the outstanding stock of I-Media, SA and its affiliates, a facsimile and e-mail messaging service provider in France and Spain. We paid approximately $24.0 million in cash at closing and $1.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141) and approximately $5.9 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to acquired fixed assets, $2.4 million has been allocated to severance and certain other acquisition liabilities, $0.5 million has been allocated to a non-compete agreement which is being amortized over a one-year period and $4.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. In addition, $1.4 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer lists. The residual $18.1 million of the aggregate purchase price has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142).

     In May 2004, Data Communications, through its local subsidiary, acquired the outstanding stock of Unimontis AG and its affiliates, a facsimile and e-mail messaging service provider in Switzerland and Germany. We paid $5.0 million in cash at closing and $0.4 million associated with transaction fees, closing costs and non-compete agreements. We funded the purchase through existing working capital. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.6 million of the aggregate purchase price has been allocated to acquired working capital, $0.5 million has been allocated to severance and lease termination costs and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists which are being amortized over five-year useful life, and $0.1 million has been allocated to a non-compete agreement which is being amortized over two years. The residual $3.2 million has been allocated to goodwill which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142).

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

Unaudited Pro Forma Information

     The following unaudited pro forma financial information gives effect as if all 2005 and 2004 acquisitions, which were deemed individually immaterial but material in the aggregate under SFAS No. 141 (but were not deemed significant individually or in the aggregate under Regulation S-X), had been acquired at the beginning of each fiscal period presented and are estimated to be (in thousands):

	Years Ended December 31,

	2005	2004

Revenues	$512,460	$527,963

Income from continuing operations	49,470	48,996
Basic income (loss) from continuing operations per share	$0.70	$0.76
Adjusted income (loss) from continuing operations	49,470	50,381
Diluted income (loss) from continuing operations per share	$0.68	$0.70

Net income (loss)	48,203	50,191
Basic net income (loss) per share	$0.68	$0.78
Adjusted net income (loss)	48,203	51,576
Diluted net income (loss) per share	$0.67	$0.71

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The pro forma results include amortization of the acquired intangibles and the interest expense on the line of credit borrowing used to fund these acquisitions as of January 1, 2004 and 2005. The pro forma information is provided for illustrative purposes only and is not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each fiscal period presented, nor are they necessarily indicative of future consolidated results.

Discontinued Operations

     During 2005, we settled the litigation with JOBA, Inc., a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by Voicecom Telecommunications, LLC, an unrelated party which purchased substantially all of the assets of our Voicecom business segment in March 2002. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the consolidated statements of operations. During 2005, we also changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

     During 2004, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom business segment. This change in estimate is attributable to certain sublease arrangements that we entered into with regard to former Voicecom facilities and, as a result, we recorded a gain on discontinued operations of $1.2 million, net of taxes.

     During 2003, an arbitrator issued his ruling relating to franchise disputes brought by Digital Communication Services, Inc.,, a former franchisee of our former Voicecom business segment. The arbitrator found that the Digital franchise was constructively terminated in December 2001 and that the franchise value was approximately $1.0 million. The arbitrator rejected other pending claims, except a $15,000 award to the franchisor for equipment that was ordered and used by the franchisee for which no payment was made. This settlement amount and related legal fees of approximately $0.5 million was included in the discontinued operations line item in the income statement. See Note 16 —“Commitments and Contingencies” to the consolidated financial statements.

7. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2005 and 2004 is as follows (in thousands):

	2005	2004

Computer and telecommunications equipment	$138,859	$159,577
Furniture and fixtures	21,831	23,280
Office equipment	9,919	10,236
Leasehold improvements	17,431	16,301
Capitalized software	33,709	11,854
Construction in progress	7,085	4,224
Building	1,696	2,624

	230,530	228,096
Less accumulated depreciation	154,788	154,046

Property and equipment, net	$75,742	$74,050

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Assets under capital leases included in property and equipment at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Computer and telecommunications equipment	$2,446	$190
Less accumulated depreciation	(466)	(6)

Property and equipment, net	$1,980	$184

8.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consist of the following amounts for December 31, 2005 and 2004 (in thousands):

	2005	2004

Goodwill	$257,565	$192,147

Customer lists	$103,706	$95,591
Non-compete agreements	2,736	2,299
Developed technology	39,570	36,086

	$146,012	$133,976

Less accumulated amortization	106,350	93,386

	$39,662	$40,590

     Goodwill and intangible assets by reportable business segment at December 31, 2005 and 2004 (in thousands):

	Conferencing &	Data
	Collaboration	Communications	Total

Goodwill carrying value at December 31, 2003	$25,523	$97,543	$123,066
Additions	46,697	22,384	69,081
Goodwill carrying value at December 31, 2004	72,220	119,927	192,147
Additions and adjustments	66,616	(1,198)	65,418

Goodwill carrying value at December 31, 2005	$138,836	$118,729	$257,565

Intangibles carrying value at December 31, 2003	$252	$24,301	$24,553
Additions	17,066	7,922	24,928
Amortization	(1,634)	(7,257)	(8,891)
Intangibles carrying value at December 31, 2004	15,624	24,966	40,590
Additions and adjustments	12,827	(512)	12,315
Amortization	(5,028)	(8,215)	(13,243)

Intangibles carrying value at December 31, 2005	$23,423	$16,239	$39,662

     At December 31, 2004, the goodwill from the acquisitions of I-Media and CCS was preliminary as severance plans and fixed asset valuations had not been finalized at year end. These purchase price allocations were finalized in 2005 in accordance with FAS No. 141, “Business Acquisitions,” and as such we recorded adjustments to goodwill of approximately $1.2 million.

     Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $11.9 million in both 2006 and 2007, $9.0 million in 2008, $5.2 million in 2009 and $1.0 million in 2010.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. INDEBTEDNESS

Long-term debt and capital lease obligations at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Borrowings on line of credit	$98,500	$68,000
Capital lease obligations	1,974	184

Subtotal	$100,474	$68,184

Less current portion	799	37
	$99,675	$68,147

     In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at December 31, 2005 was $1.6 million.

     In February 2005, we closed an amendment to our credit facility that provides for a four-year, $180 million revolving line of credit. The facility, with a syndicate led by Bank of America, N.A., amended our prior $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of December 31, 2005 we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2005, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At December 31, 2005, our interest rate on 30-day LIBOR loans was 4.39%. As of December 31, 2005, we had $98.5 million of borrowings outstanding and $0.8 million in letters of credit outstanding under our line of credit.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2005 is $0.3 million.

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

     In July 1997, we issued convertible subordinated notes of $172.5 million that matured on July 1, 2004 and bore interest at 5¾%. Our 2004 convertible notes were convertible at the option of the holder into our common stock at a conversion price of $33 per share, through the date of maturity, subject to adjustment in certain events. On July 1, 2004, we paid the principal obligation due of $15.0 million with the use of our previous line of credit.

     At December 31, 2005, we had no other indebtedness outstanding except for the borrowings under our line of credit and capital lease obligations for network equipment and computers at Data Communications and Conferencing & Collaboration.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. ACCRUED EXPENSES

Accrued expenses at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Accrued wages and wage related taxes	$9,286	$13,490
Accrued sales commissions	3,373	3,615
Legal settlements	2,457	—
Office expenses (deferred rent, utilities, supplies, etc.)	2,338	1,877
Value added tax	2,171	1,621
Acquisition liabilities	2,053	5,450
Employee benefits	1,759	1,506
Accrued professional fees	1,695	2,877
Voicecom lease liability	1,005	1,101
Travel and meeting expenses	571	806
Interest payable	215	293
Other	7,516	7,556

	$34,439	$40,192

Long-term accrued expenses at December 31, 2005 and 2004 are as follows (in thousands):

	2005	2004

Long-term accrued restructuring	$3,033	$3,719
Acquisition liabilities	1,880	1,087
Asset retirement obligation	810	—
Voicecom lease liability	637	989
Other	180	299

	$6,540	$6,094

Asset Retirement Obligation

     In the forth quarter of 2005, we signed a lease for a new corporate headquarters which is effective August 2007. In January 2006, we were notified by our current landlord of their intent to exercise a clause in our current corporate headquarters lease to require certain site remediation costs to the space prior to us vacating in August 2007. As a result, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), we recorded approximately $0.8 million for remediation costs at December 31, 2005.

     The analysis of the asset retirement obligation for the year ended December 31, 2005 is as follows (in thousands):

2005

Balance at beginning of period	$—
Additional liabilities	810
Accretion of expenses	—
Payment of obligations	—

Balance at end of period	$810

Accrued taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. As of December 31, 2005 and 2004, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and interest. This amount is included in “Accrued taxes” on the face of the consolidated balance sheet. We believe we are appropriately accrued for this potential exposure. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. For example, in conjunction with a Data Communications state income tax audit, this state’s taxing authority has requested information regarding our state sales tax assessment methodology. As of Decemebr 31, 2005, we believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions. We have not been formally assessed with regards to this state sales tax request and have not accrued for this potential state sales tax exposure. However, our financial condition and results of operations could be materially adversely affected if one or more states were to disagree with our methodology and require us to remit additional sales taxes for prior year sales.

11. FINANCIAL INSTRUMENTS

     The estimated fair value of certain financial instruments at December 31, 2005 and 2004 is as follows (in thousands):

	2005		2004

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$20,508	$20,508	$25,882	$25,882
Marketable securities, available for sale	—	—	576	576
Line of credit and capital leases (see Note 9)	100,474	100,474	68,184	68,184

     The carrying amount of cash and cash equivalents, marketable securities, accounts receivable and payable, and accrued expenses approximates fair value due to their short maturities. The carrying value of our line of credit and capital lease obligations do not vary materially from fair value at December 31, 2005 and 2004.

12. EQUITY BASED COMPENSATION CHARGES AND SHAREHOLDERS' EQUITY

Equity Based Compensation Charges

     During 2005, we recognized approximately $7.5 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $4.9 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer, $2.2 million related to restricted stock issued to other employees, $0.3 million related to restricted shares earned by board members in connection with our recently approved director compensation arrangements, $0.2 million related to payroll taxes withheld and remitted on behalf of employees on the vesting of restricted stock grants, $(0.3) million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options, and $0.3 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. At December 31, 2005, there were approximately 141,000 options outstanding that will remain subject to variable accounting until such options are exercised, forfeited or expire unexercised. Of the restricted shares issued in 2004 and 2005, approximately $12.6 million remained unvested at December 31, 2005 and are classified as “Unearned restricted share compensation” on the consolidated balance sheet. Assuming all employees who received restricted stock remain with us through their applicable vesting periods, the equity based compensation expense in future periods resulting from the restricted shares issued will be approximately $3.6 million, $3.7 million, $2.8 million, $2.3 million and $0.2 million in 2006 through 2010, respectively.

     During 2004, we recognized approximately $3.3 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, approximately $0.3 million related to restricted shares issued to certain members of executive management, $1.5 million related to non-cash stock compensation expense for restricted shares issued to other employees, $0.5 million related to vesting of options exchanged for restricted shares in 2001, $0.4 million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options and $0.6 million related to the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004.

     During 2003, we recognized approximately $2.9 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, approximately $0.4 million related to restricted shares issued to certain members of executive management, $0.6 million related to vesting of options exchanged for

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

restricted shares in 2001 and $1.1 million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options and $0.9 million of non-cash stock compensation expense for options issued for services rendered. Of this $0.9 million expense, $0.4 million relates to non-employees, $0.2 million relates to employees and $0.3 million relates to the acceleration of options associated with the resignation of several board members.

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

Stock option exercises

     During 2005, 2004 and 2003, stock options were exercised under our stock plans. None of the options exercised qualified as incentive stock options, as defined in Section 422 of the Internal Revenue Code of 1986, as amended. Approximately $2.7 million, $4.1 million and $3.7 million was recorded as increases in additional paid-in capital reflecting tax benefits to be realized by us as a result of the exercise of such options during the years ended December 31, 2005, 2004 and 2003, respectively.

Stock repurchase program

     In the second quarter of 2000, our board of directors authorized a stock repurchase program under which we may purchase up to 10% of the then outstanding shares of our common stock, or approximately 4.8 million shares. In January 2003, our board approved an increase in its 2000 stock repurchase program by authorizing the repurchase of up to an additional 10% of our outstanding common stock, or approximately 5.4 million shares. During 2005, we repurchased approximately 2.1 million shares of our common stock under this program for approximately $21.3 million. During 2004, we repurchased 1.5 million shares of our common stock under this program for approximately $12.8 million. During 2003, we repurchased approximately 0.2 million shares of our common stock under this program for approximately $0.6 million.

Notes receivable, shareholder

     Notes receivable, shareholder relates to transactions where we made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest in association with exercises of options to purchase our common stock, pursuant to extensions of credit agreed to by us prior to July 30, 2002. During the twelve months ended December 31, 2005, our chief executive officer repaid approximately $4.0 million of his outstanding loans to us with proceeds from sales of his stock pursuant to a previously announced plan established in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (Exchange Act). The principal amount outstanding under all remaining loans owed to us by our chief executive officer, which are

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

classified as “Notes receivable, shareholder” on the face of the consolidated balance sheet, is approximately $1.9 million as of December 31, 2005. See Note 15 —“Related Party Transactions.”

13. EQUITY BASED COMPENSATION PLANS

     We issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under the following equity based compensation plans: the 1995 Stock Plan, the 2000 Directors Stock Plan and the 2004 Long-Term Incentive Plan. Options issued under these plans, other than the directors plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral. These stock plans are administered by the compensation committee of our board of directors.

     A total of 9,650,000 shares of our common stock have been reserved in connection with awards under our 1995 plan and the maximum number of awards and the maximum fair market value of such awards that may be granted during any one calendar year to any one grantee is 1,000,000 shares and $4.0 million, respectively.

     Only non-employee directors can participate in our directors plan. Under our directors plan, a total of 2,000,000 shares of our common stock have been reserved in connection with awards. No more than 10% of awards shall be granted in the form of restricted stock, subject to antidilution adjustments as defined by this plan, and only non qualified options may be granted.

     Under our 2004 plan, a total of 4,000,000 shares of our common stock have been reserved in connection with awards and the maximum number of awards, and the maximum fair market value of such awards during any one calendar year to any one grantee is 1,000,000 shares and $8.0 million, respectively.

     A summary of the status of our stock plans is as follows:

		Weighted
		Average
		Exercise
Fixed Options	Shares	Price

Options outstanding at December 31, 2002	8,971,320	$5.36
Granted	2,704,110	5.42
Exercised	(4,008,933)	3.97
Forfeited	(1,049,242)	8.42

Options outstanding at December 31, 2003	6,617,255	$5.75

Granted	796,000	9.88
Exercised	(2,163,153)	5.34
Forfeited	(358,141)	5.95

Options outstanding at December 31, 2004	4,891,961	$6.59

Granted	669,500	9.70
Exercised	(1,507,860)	5.65
Forfeited	(260,209)	11.07

Options outstanding at December 31, 2005	3,793,392	$7.20

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes information about stock options outstanding at December 31, 2005:

					Weighted Average		Weighted Average
				Weighted	Exercise Price of		Exercise Price
Range of			Options	Average Exercise	Options	Options	of Options
Exercise Prices			Outstanding	Remaining Life	Outstanding	Exercisable	Exercisable

$0	- $	3.84	769,770	3.88	$3.10	634,204	$2.95
$4.08	- $	5.50	632,707	4.42	$4.93	459,790	$4.94
$6.13	- $	8.13	693,417	5.41	$6.70	401,249	$6.47
$8.18	- $	8.81	746,500	6.41	$8.51	373,824	$8.62
$8.92	- $	11.53	832,649	6.34	$10.86	225,140	$10.54
$13.95	- $	15.02	118,349	0.31	$15.00	118,349	$15.00

			3,793,392	5.18	$7.20	2,212,556	$6.38

     During 2005, there were no options granted whose exercise price was less than the market price of the stock on the date of the grant. During 2004, we made one option grant with an exercise price less than the market value on the date of grant. The difference between the grant price and the fair market value on the date of grant was charged to equity based compensation. The total charge was less than $4,000. During 2003, there were no options granted whose exercise price was less than the market price of the stock on the date of the grant. Options exercisable at December 31, 2005, 2004 and 2003 were 2,212,556, 2,834,397 and 3,840,167, respectively.

14. EMPLOYEE BENEFIT PLANS

     We sponsor a defined contribution retirement plan covering substantially all full-time employees. This plan allows employees to defer a portion of their compensation and associated income taxes pursuant to section 401(k) of the tax code. We may make discretionary contributions for the benefit of employees under this plan. In 2005, 2004 and 2003, we paid cash of $1.4 million, $1.3 million and $1.0 million, respectively, to fund our discretionary employee contributions under our 401(k) plan.

15. RELATED-PARTY TRANSACTIONS

     We have in the past entered into agreements and arrangements with certain officers, directors and principal shareholders.

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans, including accrued interest, are recorded in the equity section of the balance sheet under the caption “Notes receivable, shareholder.” During the twelve months ended December 31, 2005, our chief executive officer repaid approximately $4.0 million of his outstanding loans to us with proceeds from sales of his stock pursuant to a previously announced plan established in accordance with Rule 10b5-1 of the Exchange Act. The principal amount outstanding under all remaining loans owed to us by our chief executive officer, which are classified as “Notes receivable, shareholder” on the face of the consolidated balance sheet, is approximately $1.9 million as of December 31, 2005.

Notes receivable – employees

     During 2002, we loaned approximately $2.0 million with recourse to certain members of management to pay taxes in connection with the restricted shares issued in exchange for options in December 2001 and the

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

discretionary restricted shares issued in November 2001. These loans, including accrued interest, were recorded in the long-term asset section of the balance sheet under the caption “Notes receivable-employees.” All of these loans were paid off in 2004, including interest.

Use of airplane

     During 2003, we leased the use of an airplane from a limited liability company that was owned 99% by our chief executive officer and 1% by us. In connection with this lease arrangement, we incurred costs of $0.9 million in 2003 to pay the expenses of maintaining and operating the airplane. In July 2003, we terminated this lease arrangement.

Strategic co-marketing arrangement

     We had a strategic co-marketing arrangement with WebMD, which provided for WebMD to make an annual minimum commitment of $2.5 million for four years to purchase our products. We, in turn, were obligated to purchase portal rights from WebMD for $4.0 million over four years to assist in marketing its products. Under this agreement, which expired on February 17, 2003, we recognized revenue of approximately $0.4 million in 2003.

16. COMMITMENTS AND CONTINGENCIES Operating Lease Commitments

     We lease computer equipment, automobiles, office space and other equipment under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2005 are as follows (in thousands):

2006	$13,200
2007	9,148
2008	7,570
2009	5,817
2010	4,449
Thereafter	7,692

Net minimum lease payments	$47,876

     Rent expense under operating leases was approximately $12.9 million, $12.2 million and $13.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. Facilities rent is reduced by sublease income of approximately $0.6 million, $0.7 million and $0.2 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, 2004 and 2003, facilities rent was reduced by approximately $0.7, $0.9 million and $0.4 million, respectively associated with contractual obligations provided for in the restructuring charge.

Supply Agreements

     We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2009. These costs are approximately $8.7 million, $1.8 million, $0.8 million and $0.2 million in 2006 through 2009, respectively. The total amount of the minimum purchase requirements in 2005 was approximately $9.8 million, of which we incurred costs in excess of these minimums.

MCI Telecommunications Service Agreement

     In April 2004, we entered into a settlement and release agreement with MCI, Inc. (n/k/a Verizon Communications, Inc.). The 2004 settlement agreement resolved all outstanding disputed amounts relating to charges billed to us by MCI for telecommunication and other network services under numerous transmission agreements and an April 2000 settlement agreement previously entered into by the parties. Pursuant to its

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

bankruptcy plan, MCI had rejected the April 2000 settlement agreement. On April 20, 2004, MCI emerged from bankruptcy. Following our withdrawal of filed proofs of claim with the bankruptcy court, MCI issued us credits against outstanding account balances and against future invoices for MCI services that we purchase under new telecommunications and digital service agreements with effective service terms of January 1, 2004. In accordance with SFAS No. 5, we had accrued a reasonable estimate for these disputed amounts and recorded a gain of approximately $1.4 million in cost of revenues on the consolidated statement of operations in connection with this settlement agreement.

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC), who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre-and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which was granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, with oral argument currently scheduled for the week of June 5, 2006.

     On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including one call to Mr. Worsham's telephone number, in violation of the federal Telephone Consumer Protection Act of 1991, as amended (TCPA) and applicable Federal Communication Commission (FCC) rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes, treble damages for what is alleged to have been willful conduct, and injunctive relief. The case is currently in discovery, and no class has yet been certified. We are contesting the matter vigorously, but at this point the existence and amount of any potential liability cannot be reliably assessed. We have asserted indemnity rights and insurance coverage as against various third parties and its insurer, but, to date, those issues have not been addressed through litigation and also have not been resolved.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In September 2004, Captaris, Inc. filed suit against our Data Communications subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ RightFax technology. The agreements, executed in September 2003, provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provided for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris sought damages in an unspecified amount, not less than $250,000, plus attorneys’ fees and prejudgment interest at a contractual rate from September 14, 2004, when Captaris alleged that the first payment was due. We had withheld payments to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money was due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. On February 10, 2006, the parties agreed to settle this action by entry of a court order requiring payment by us to Captaris of approximately $1.09 million (with such payment made on February 15, 2006) and a judgment requiring us to pay $1.0 million pursuant to the terms of the license and reseller agreements on or before September 15, 2006. As this lawsuit arose prior to December 31, 2005, we were required to adjust the year end results to reflect this settlement and related legal fees for approximately $2.4 million, net of accruals previously recorded of approximately $0.4 million.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

17. INCOME TAXES

     Income tax (benefit) provision from continuing operations for 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Current:
Federal	$6,845	$1,024	$382
State	1,576	2,687	355
International	5,305	3,774	4,592

	$13,726	$7,485	$5,329

Deferred:
Federal	$4,544	$15,959	$(1,550)
State	1,167	996	—
International	2,173	(3,875)	(500)

	7,884	13,080	(2,050)

	$21,610	$20,565	$3,279

     The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2005, 2004 and 2003 is as follows (in thousands):

	2005	2004	2003

Income taxes at federal statutory rate	$24,603	$21,438	$10,683
State taxes, net of federal benefit	1,575	1,746	355
Foreign taxes	(348)	584	1,766
Change in valuation allowance	(1,936)	—	—
Change in previous estimates	(916)	(3,628)	(9,526)
Foreign tax credits, net	(1,885)	—	—
Research and development credits	(1,016)	—	—

Other permanent differences	1,533	425	1

Income taxes at our effective rate	$21,610	$20,565	$3,279

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During 2005, we reviewed our provision for uncertain tax matters and the effect of current year tax planning strategies on prior year provisions. From this review, we reduced our reserves for uncertain tax matters by $1.9 million, consisting of a release of approximately $1.1 million related to foreign tax credits and approximately $0.8 million related to research and development credits. In addition, current year tax planning strategies created tax benefits of $4.1 million. During 2004 and 2003, we reviewed our provision for uncertain tax matters. The result of this review indicated it was appropriate to reduce this provision by approximately $3.3 million and $9.0 million, respectively. In addition, during the 2003, we utilized certain tax planning strategies to reduce taxes and additional exposures were identified associated with revenue agent examinations. The net effect of these tax strategies and additional exposures was a benefit of approximately $0.2 million.

     Differences between financial accounting and tax bases of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$7,631	$13,248
Intangible assets	4,661	3,282
Restructuring costs	1,824	2,176
Accrued expenses	8,059	8,671
Other tax credits	5,791	7,237
Capitalized software	—	287

	$27,966	$34,901

Deferred tax liabilities:
Property and equipment	$(3,098)	$(3,436)
Intangible assets	(5,289)	(2,903)
Other liabilities	—	(275)

	(8,387)	(6,614)
Valuation allowance	(6,350)	(7,120)

Deferred income taxes, net	$13,229	$21,167

     We are required to estimate our taxes in each jurisdiction in which we operate. This process involves management estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The ultimate recognition of uncertain tax matters is realized in the period of resolution.

     At December 31, 2005, we had federal income tax net operating loss carryforwards of approximately $8.5 million expiring in 2006 through 2019. The utilization of some of the net operating losses are subject to tax code section 382 limitations due to prior ownership changes. Tax benefits of approximately $2.7 million, $4.1 million, and $3.7 million in 2005, 2004 and 2003, respectively, are associated with nonqualified stock option exercises, the benefit of which was credited directly to additional paid-in capital.

     We intend to reinvest the unremitted earnings of our non-U.S. subsidiaries and postpone their remittance indefinitely. Accordingly, no provision for U.S. income taxes for non-U.S. subsidiaries was recorded in the accompanying consolidated statements of earnings.

     During the year ended December 31, 2005, our valuation allowance decreased by $0.8 million. The change was the result of several factors including the substantiation of $1.2 million of foreign tax credits and $0.7 million of research and development credits. Offsetting these reductions in valuation reserves was an additional $1.1 million allowance placed on certain current year state operating losses that in management’s opinion, will more likely than not remain unutilized.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  STATEMENT OF CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information (in thousands):

	2005	2004	2003

Cash paid (received) during the year for:
Interest	$5,629	$6,111	$12,535
Income taxes	$13,304	$3,344	$(4,948)

Net cash paid for acquisitions, including costs and
liabilities assumed	$79,915	$98,227	$23,340

     In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at December 31, 2005 was $1.6 million.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2005 is $0.3 million.

     During 2004, non-cash equity based compensation of $0.3 million, which resulted from 28,757 restricted shares granted for sales incentive programs was recorded as part of selling and marketing expense in the statement of operations and has been included with non-cash equity based compensation on the cash flow statement.

Non-cash investing and financing activities

     During 2005 and 2004, we spent approximately $79.9 million and $98.2 million, respectively, on acquisitions accounted for as purchases. In total, these costs were allocated as follows and as applicable at the exchange rate on the date of the transaction (in thousands):

	2005	2004

Accounts receivable, net	$5,030	$12,534
Prepaids and other current assets	716	2,147
Property and equipment	(3,079)	5,864
Goodwill	66,079	68,631
Intangible assets	12,967	24,775
Long-term assets	21	121

Total assets acquired	81,734	114,072

Current liabilities	460	(14,383)
Long-term liabilities	(2,326)	(1,462)

Total liabilities assume	(1,866)	(15,845)

Impact of foreign exchange	47	—

Net assets acquired	$79,915	$98,227

     As a result of fixed asset valuations from certain 2004 acquisitions being finalized in 2005, a non-cash adjustment of approximately $3.1 million to the property and equipment line is reflected in the above table.

     In May 2004, we called for redemption of our outstanding 2008 convertible notes, which were all converted by the noteholders prior to the redemption date into approximately 12.7 million shares of our common stock in June 2004. In addition, all deferred financing costs of approximately $3.1 million associated with this debt were converted to equity.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SEGMENT REPORTING

     Our reportable segments align us into two business segments based upon service offerings. These segments are Data Communications and Conferencing & Collaboration.

     One of Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), historically accounted for a significant amount of revenue. Sales to that customer accounted for approximately 6% of consolidated revenues from continuing operations (11% of Conferencing & Collaboration segment revenue) in 2005, 11% of consolidated revenues from continuing operations (24% of Conferencing & Collaboration segment revenue) in 2004 and 11% of consolidated revenues from continuing operations (27% of Conferencing & Collaboration segment revenue) in 2003. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2006.

Information concerning the operations in these reportable segments is as follows (in millions):

	Year Ended December 31,

REVENUES:	2005	2004	2003

Revenues from continuing operations:
Data Communications	$245.6	$246.9	$223.8
Conferencing & Collaboration	251.9	202.8	157.7
Eliminations	—	(0.3)	(0.2)

	$497.5	$449.4	$381.3

INCOME (LOSS):
Income (loss) from continuing operations:
Data Communications.	$23.3	$23.5	$27.8
Conferencing & Collaboration	36.8	29.3	25.3
Unallocated corporate costs	(11.4)	(12.1)	(26.2)
	$48.7	$40.7	$26.9

(Loss) gain from discontinued operations:
Voicecom	(1.3)	1.2	(1.0)

Net income:	$47.4	$41.9	$25.9

	As of December 31,

	2005	2004	2003

IDENTIFIABLE ASSETS:
Data Communications	$234.8	$236.9	$216.1
Conferencing & Collaboration	241.6	158.5	78.9
Unallocated corporate cost	18.9	40.1	44.3

Total	$495.3	$435.5	$339.3

(1)	Eliminations are primarily comprised of revenue eliminations from business transacted between Data Communications and Conferencing & Collaboration.

Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2005	2004	2003

Data Communications	$13.2	$15.3	$14.2
Conferencing & Collaboration	10.6	10.1	8.4
Unallocated corporate costs	1.0	1.0	1.0

Total depreciation expense from continuing operations.	$24.8	$26.4	$23.6

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning capital expenditures for each reportable segment is as follows (in millions):

	2005	2004	2003

Data Communications	$14.1	$11.8	$10.2
Conferencing & Collaboration	12.1	12.1	8.3
Unallocated corporate costs	2.0	0.9	—

Total capital expenditures from continuing operations	$28.2	$24.8	$18.5

     The following table presents financial information based on our continuing geographic segments for the years ended December 31, 2005, 2004 and 2003 (in millions):

		Operating	Identifiable
	Revenues	Income	Assets

2005
North America	$321.4	$44.5	$403.0
Europe	99.1	15.2	63.8
Asia Pacific	77.0	15.6	28.5

Total	$497.5	$75.3	$495.3

2004
North America	$293.3	$46.1	$357.9
Europe	84.0	11.9	51.3
Asia Pacific	72.1	13.4	26.3

Total	$449.4	$71.4	$435.5

2003
North America	$246.9	$22.2	$272.4
Europe	69.4	10.8	38.6
Asia Pacific	65.0	4.2	28.3

Total	$381.3	$37.2	$339.3

20.  SUBSEQUENT EVENTS

     In January 2006, Data Communications acquired the outstanding stock of Accucast, Inc., a U.S. based provider of e-mail communications services. We paid approximately $12.0 million in cash at closing and $0.4 million in transaction and closing costs. We may pay up to an additional $3.0 million in cash purchase price based upon the achievement of milestone integration targets as specified in the purchase agreement. We funded this purchase with our existing credit facility. We are in the process of completing our valuation of certain intangible assets in accordance with SFAS No. 141.

     In February 2006, Data Communications settled the contract litigation with Captaris relating to a license agreement and a reseller agreement entered into in connection with the acquisition of MedaLinq assets from Captaris in September 2003. As this lawsuit arose prior to December 31, 2005, we were required to adjust the 2005 results to reflect this settlement and related legal fees of $2.4 million, net of accruals of $0.4 million previously recorded.

     In February 2006, we entered into a three year $50.0 million interest rate swap at a fixed rate of 4.99%, which is exclusive of our applicable margin as stated in the credit facility. The interest rate swap effectively converts the interest payments on $50.0 million of our LIBOR-based borrowings to a fixed rate.

     During the first quarter of 2006, we executed the initial stage of a plan for cost reductions within our Data Communications business segment as a result of lowered revenue expectations. The results of these plans are expected reductions in personnel and the exit of certain facilities in the United States. We expect a restructuring charge in the range of approximately $0.5 million to $0.8 million during the first quarter of 2006 as a result of executing components of this plan.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the two-year period ended December 31, 2005. Certain prior quarter results have been reclassified to conform with current period presentation. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Year ended December 31, 2005
Revenues	$127,264	$132,053	$120,949	$117,207	$497,473
Operating income	22,411	23,253	17,086	12,529	75,279
Income (loss) from continuing operations	13,119	13,499	9,522	12,546	48,686
Income (loss) from continuing operations
per share – basic	$0.19	$0.19	$0.14	$0.17	$0.69
Income from continuing operations for purposes
of computing diluted net income per share	13,119	13,499	9,522	12,546	48,686
Income from continuing operations per share –
diluted	$0.18	$0.19	$0.13	$0.17	$0.67
Net income	13,119	12,230	9,522	12,546	47,417
Net income per share - basic	$0.19	$0.17	$0.14	$0.17	$0.67
Net income from continuing operations for purposes
of computing diluted net income per share	13,119	12,230	9,522	12,546	47,417
Net income (loss) per share - diluted	$0.18	$0.17	$0.13	$0.18	$0.66

Year ended December 31, 2004
Revenues	$105,354	$111,553	$115,198	$117,266	$449,371
Operating income	15,701	17,550	18,911	19,232	71,394
Income (loss) from continuing operations	8,720	(40)	14,890	17,115	40,685
Income (loss) from continuing operations
per share – basic	$0.15	$(0.00)	$0.21	$0.25	$0.63
Income from continuing operations for purposes
of computing diluted net income per share	9,481	582	14,890	17,118	42,071
Income from continuing operations per share –
diluted	$0.13	$0.01	$0.21	$0.25	$0.58
Net income	8,720	1,155	14,890	17,115	41,880
Net income per share - basic	$0.15	$0.02	$0.21	$0.24	$0.65
Net income from continuing operations for purposes
of computing diluted net income per share	9,481	1,777	14,890	17,118	43,266
Net income (loss) per share - diluted	$0.13	$0.02	$0.21	$0.24	$0.60

     The results of operations in all the quarters in 2005 and 2004 include charges associated with some or all of the following: equity based compensation, restructuring costs and net legal settlements and related expenses. For a further discussion of these charges and gains, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of December 31, 2005, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

     Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K as of the three years ended December 31, 2005. The Report of Independent Registered Public Accounting Firm on their audit of management's assessment of our internal control over financial reporting and their audit of the effectiveness of our internal control over financial reporting appears below. The Report of Independent Registered Public Accounting Firm on their audit of the consolidated financial statements is included at page 48 of this annual report.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Premiere Global Services, Inc. Atlanta, Georgia

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Premiere Global Services, Inc. and its subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Atlanta, Georgia
March 15, 2006

Item 9.B. Other Information

      None.

PART III

     Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2006 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10. Directors and Executive Officers of the Registrant

     The information required by this item is incorporated herein by reference to our proxy statement under the headings “Election of Directors – Information Regarding Nominees and Continuing Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

     Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer and principal accounting officer. This code is posted on our Web site at www.premiereglobal.com (follow the “Shareholder Information” tab to “Corporate Governance”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by disclosing the nature of such amendment or waiver on our Web site.

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

Item 13. Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to our proxy statement under the heading “Certain Transactions.”

Item 14. Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference to our proxy statement under the heading “Audit Matters.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

The financial statements listed in the index set forth in Item 8 of this report are filed as part of this report.

	2.	Financial Statement Schedules

There are no financial statement schedules included in this report.

	3.	Exhibits

EXHIBIT INDEX
Exhibit
Number	Description

2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among the Registrant, Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger dated April 22, 1998 by and among the Registrant, American Teleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.4	Asset Purchase Agreement dated February 16, 2005 by and among Clarinet, Inc., the Registrant, American Teleconferencing Services, Ltd., Conference-Call USA, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed on March 15, 2005).

3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2	Second Amended and Restated Bylaws of the Registrant.

4.1	See Exhibits 3.1-3.2 for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate.

10.1	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.2	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

Exhibit
Number	Description

10.3	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.4	Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

10.5	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995).

10.6	Xpedite Systems, Inc. Non-Employee Directors' Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1996).

10.7	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theodore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). +

10.9	2000 Directors Stock Plan, as amended, of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.10	1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.11	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.12	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.13	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.14	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

Exhibit
Number	Description

10.15	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 2002 and filed on March 31, 2003).

10.16	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.17	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.18	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.19	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.20	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.21	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.22	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.23	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.24	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.25	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.26	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective May 30, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

Exhibit
Number	Description

10.27	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective August 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003). +

10.28	Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.29	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.30	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.31	401(k) Plan, Amendment and Restatement, of the Registrant, effective December 31, 2001 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.32	First Amendment to the 401(k) Plan of the Registrant, effective December 31, 2002 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.33	Second Amendment to the 401(k) Plan of the Registrant, effective December 31, 2002 (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.34	Credit Agreement dated June 30, 2004 among the Registrant, as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.35	Security Agreement dated June 30, 2004 among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.36	Pledge Agreement dated June 30, 2004 among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.37	First Amendment to Employment Agreement dated August 24, 2004 by and between Xpedite Systems, Inc. and Travis Lee Provow (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 24, 2004 and filed August 27, 2004). +

10.38	Employment Letter dated September 30, 2004 by and between the Registrant and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on From 8-K dated September 30, 2004 and filed October 1, 2004). +

Exhibit
Number	Description

10.39	Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.40	2004 Long-Term Incentive Plan, as amended, of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004).

10.41	Third Amendment to the 401(k) Plan of the Registrant, effective January 3, 2005 (incorporated by reference to Exhibit 10.56 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005). +

10.42	Fourth Amendment to Standard Office Lease effective March 1, 2005 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.43	Partial Termination of Lease and Mutual Release dated April 16, 2004 between Property Georgia OBJWL Two Corporation and Premiere Technologies, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended (incorporated by reference to Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.44	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 and filed on April 20, 2005). +

10.45	Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.46	Form of Restricted Stock Agreement to be issued to Boland T. Jones and Jeffrey A. Allred as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.47	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005 under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.48	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.49	Restricted Stock Agreement between Jeffrey A Allred and the Registrant, effective April 18, 2005, under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 1005). +

10.50	Second Amendment to Employment Agreement between Xpedite Systems, Inc. and T. Lee Provow, effective April 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed April 28, 2005). +

Exhibit
Number	Description

10.51	Third Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd., effective April 22, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005). +

10.52	Second Amendment to Employment Letter between the Registrant and Michael E. Havener, dated April 22, 2005. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated and filed April 28, 2005). +

10.53	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter end March 31, 2005 and filed on May 6, 2005).

10.54	Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.55	Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.56	Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.57	Summary of the Registrant’s Non-employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005).

10.58	Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.59	Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.60	Lease Agreement, dated October 28, 2005 between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.61	Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.62	Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended.

10.63	Third Amendment to the 401(k) Plan of the Registrant, effective January 3, 2005 (changing the Registrant’s name to Premiere Global Services, Inc.). +

10.64	Fourth Amendment to the 401(k) Plan of the Registrant, effective July 5, 2005. +

Exhibit
Number	Description

10.65	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

Date: March 16, 2006

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boland T. Jones	Chairman of the Board and Chief	March 16, 2006
Executive Officer (principal
Boland T. Jones	executive officer) and Director

/s/ Michael E. Havener	Chief Financial Officer	March 16, 2006
(principal financial and
Michael E. Havener	accounting officer)

/s/ Jeffrey A. Allred	President and Chief Operating	March 16, 2006
Officer and Director
Jeffrey A. Allred

/s/ Jeffrey T. Arnold	Director	March 15, 2006

Jeffrey T. Arnold

/s/ Wilkie S. Colyer	Director	March 15, 2006

Wilkie S. Colyer

/s/ John R. Harris	Director	March 15, 2006

John R. Harris

/s/ Raymond H. Pirtle, Jr.	Director	March 15, 2006

Raymond H. Pirtle, Jr.

/s/ J. Walker Smith, Jr.	Director	March 15, 2006

J. Walker Smith, Jr.

EXHIBIT INDEX
Exhibit
Number	Description

2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997 by and among the Registrant, Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger dated April 22, 1998 by and among the Registrant, American Teleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.4	Asset Purchase Agreement dated February 16, 2005 by and among Clarinet, Inc., the Registrant, American Teleconferencing Services, Ltd., Conference-Call USA, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed on March 15, 2005).

3.1	Amended and Restated Articles of Incorporation of the Registrant.

3.2	Second Amended and Restated Bylaws of the Registrant.

4.1	See Exhibits 3.1-3. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate.

10.1	Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated as of March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.2	Form of Stock Option Agreement by and between the Registrant and certain current or former employees of Voice-Tel Enterprises, Inc. (incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (No. 333-29787)).

10.3	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.4	Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

10.5	Xpedite Systems, Inc. 1996 Incentive Stock Option Plan (assumed by the Registrant) (incorporated by reference to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1995).

10.6	Xpedite Systems, Inc. Non-Employee Directors' Warrant Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.31 to Xpedite Systems, Inc. Annual Report on Form 10-K for the year ended December 31, 1996).

Exhibit
Number	Description

10.7	Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.8	Employment Agreement dated January 1, 2000 by and between American Teleconferencing Services, Ltd. And Theodore P. Schrafft (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000). +

10.9	2000 Directors Stock Plan, as amended, of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.10	1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.11	Third Modification of Lease dated July 15, 1998 by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.12	Seventh Amendment to Lease dated February 28, 2001 by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.13	Standard Office Lease dated May 23, 1996 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.14	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc. dated June 15, 2000 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.15	Pine Ridge Business Park Standard Office Lease dated January 29, 1999 by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10- K for the year ended December 31, 2002 and filed on March 31, 2003).

10.16	Stock Pledge Agreement dated December 29, 1997 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.17	Stock Pledge Agreement dated December 15, 1999 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit
Number	Description

10.18	Agreement for Assignment of Stock Options dated February 5, 1999 by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.19	Promissory Note dated October 31, 2000 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.20	Stock Pledge Agreement date October 31, 2000 by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.21	Stock Pledge Agreement dated October 31, 2000 by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.22	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.23	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.24	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.25	Promissory Note dated April 17, 2001 payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.26	Second Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd. effective May 30, 2003 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 and filed on August 14, 2003). +

10.27	Employment Agreement between Travis Lee Provow and Xpedite Systems, Inc. effective August 1, 2003 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003). +

10.28	Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.29	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.30	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

Exhibit
Number	Description

10.31	401(k) Plan, Amendment and Restatement, of the Registrant, effective December 31, 2001 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.32	First Amendment to the 401(k) Plan of the Registrant, effective December 31, 2002 (incorporated by reference to Exhibit 10.70 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.33	Second Amendment to the 401(k) Plan of the Registrant, effective December 31, 2002 (incorporated by reference to Exhibit 10.71 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.34	Credit Agreement dated June 30, 2004 among the Registrant, as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.35	Security Agreement dated June 30, 2004 among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.36	Pledge Agreement dated June 30, 2004 among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.37	First Amendment to Employment Agreement dated August 24, 2004 by and between Xpedite Systems, Inc. and Travis Lee Provow (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated August 24, 2004 and filed August 27, 2004). +

10.38	Employment Letter dated September 30, 2004 by and between the Registrant and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on From 8-K dated September 30, 2004 and filed October 1, 2004). +

10.39	Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.40	2004 Long-Term Incentive Plan, as amended, of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004).

10.41	Third Amendment to the 401(k) Plan of the Registrant, effective January 3, 2005 (incorporated by reference to Exhibit 10.56 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005). +

Exhibit
Number	Description

10.42	Fourth Amendment to Standard Office Lease effective March 1, 2005 by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.43	Partial Termination of Lease and Mutual Release dated April 16, 2004 between Property Georgia OBJWL Two Corporation and Premiere Technologies, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended (incorporated by reference to Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.44	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 and filed on April 20, 2005). +

10.45	Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.46	Form of Restricted Stock Agreement to be issued to Boland T. Jones and Jeffrey A. Allred as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.47	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005 under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.48	Restricted Stock Agreement between Boland T. Jones and Registrant, effective April 18, 2005, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.49	Restricted Stock Agreement between Jeffrey A Allred and the Registrant, effective April 18, 2005, under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 1005). +

10.50	Second Amendment to Employment Agreement between Xpedite Systems, Inc. and T. Lee Provow, effective April 22, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed April 28, 2005). +

10.51	Third Amendment to Employment Agreement between Theodore P. Schrafft and American Teleconferencing Services, Ltd., effective April 22, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 28, 2005). +

10.52	Second Amendment to Employment Letter between the Registrant and Michael E. Havener, dated April 22, 2005. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated and filed April 28, 2005). +

10.53	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter end March 31, 2005 and filed on May 6, 2005).

Exhibit
Number	Description

10.54	Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.55	Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.56	Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.57	Summary of the Registrant’s Non-employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005).

10.58	Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.59	Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.60	Lease Agreement, dated October 28, 2005 between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.61	Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.62	Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended.

10.63	Third Amendment to the 401(k) Plan of the Registrant, effective January 3, 2005 (changing the Registrant’s name to Premiere Global Services, Inc.). +

10.64	Fourth Amendment to the 401(k) Plan of the Registrant, effective July 5, 2005. +

10.65	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.