Form 10-Q
period 2006-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2006-05-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
|x|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.
OR
|__|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |__| No |x|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |x|	Accelerated filer |__|	Non-accelerated filer |__|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |__| No |x|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006

Common Stock, $0.01 par value	72,263,012 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION
Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	as of March 31, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations
	for the Three Months Ended March 31, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A.	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Submission of Matters to a Vote of Security Holders	31

Item 5	Other Information	31

Item 6	Exhibits	31

SIGNATURES		33

EXHIBIT INDEX		34

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005

ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$22,261	$20,508
Accounts receivable (less allowances of $6,494 and $7,560, respectively)	84,654	79,417
Prepaid expenses and other current assets	6,613	5,209
Deferred income taxes, net	12,638	12,392

Total current assets	126,166	117,526

PROPERTY AND EQUIPMENT, NET	79,045	75,742

OTHER ASSETS
Goodwill	269,416	257,565
Intangibles, net of amortization	39,593	39,662
Deferred income taxes, net	—	837
Other assets	3,858	3,958

	$518,078	$495,290

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$40,181	$37,745
Income taxes payable	7,036	4,394
Accrued taxes	6,352	6,148
Accrued expenses	32,057	34,439
Current maturities of long-term debt and capital lease obligations	931	799
Current portion of accrued restructuring costs	2,310	1,800

Total current liabilities	88,867	85,325

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	107,641	99,675
Accrued expenses	5,970	6,540
Deferred income taxes, net	295	—

Total long-term liabilities	113,906	106,215

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHODERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 72,309,542 and
71,703,933 shares issued and outstanding in 2006 and 2005, respectively	723	717
Additional paid-in capital	684,780	694,304
Unearned restricted share compensation	—	(12,585)
Notes receivable, shareholder	(1,923)	(1,896)
Cumulative translation adjustment	(2,698)	(3,554)
Accumulated deficit	(365,577)	(373,236)

Total shareholders' equity	315,305	303,750

	$518,078	$495,290

Accompanying notes are integral to these condensed consolidated financial statements.

    PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)

Revenues	$121,726	$127,264

Operating Expenses
Cost of revenues (exclusive of depreciation shown separately below)	48,340	45,858
Selling and marketing	32,798	32,734
General and administrative	13,754	13,641
Research and development	2,807	2,567
Depreciation	5,927	6,552
Amortization	3,097	3,086
Restructuring costs	1,053	415

Total operating expenses	107,776	104,853

Operating income	13,950	22,411

Other (Expense) Income
Interest expense	(1,814)	(982)
Interest income	161	312
Loss on sale of marketable securities	—	(116)
Other, net	(233)	93

Total other (expense) income	(1,886)	(693)

Income from continuing operations before income taxes	12,064	21,718
Income tax expense	4,405	8,599

Income from continuing operations	$7,659	$13,119

Net income	$7,659	$13,119

BASIC EARNINGS:
Income from continuing operations	$7,659	$13,119

Net income	$7,659	$13,119

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	70,465	70,455

Basic earnings per share:
Continuing operations	$0.11	$0.19

Net income	$0.11	$0.19

DILUTED EARNINGS:
Income from continuing operations	$7,659	13,119

Net income	$7,659	13,119

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	71,367	71,804

Diluted earnings per share:
Continuing operations	$0.11	$0.18

Net income	$0.11	$0.18

Accompanying notes are integral to these condensed consolidated financial statements.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,

	2006	2005

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$7,659	$13,119
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	5,927	6,552
Amortization	3,097	3,086
Amortization of deferred financing costs	116	114
Loss on sale of marketable securities, available for sale	—	116
Payments for legal settlements and related expenses	(1,372)	—
Deferred income taxes	—	4,059
Restructuring costs	1,053	415
Payments for restructuring costs	(720)	(277)
Equity based compensation	2,256	1,963
Loss (gain) on disposal of assets	256	(45)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(4,517)	(10,207)
Prepaid expenses and other current assets	(864)	(780)
Accounts payable and accrued expenses	3,952	2,930

Total adjustments	9,184	7,926

Net cash provided by operating activities from continuing operations	16,843	21,045

Payments for discontinued operations	(245)	(268)

Net Total cash provided by operating activities	16,598	20,777

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(8,993)	(7,000)
Sale of marketable securities, net of cash acquired	—	755
Purchase of marketable securities	—	(306)
Business acquisitions, net of cash acquired	(13,896)	(45,615)

Net cash used in investing activities	(22,889)	(52,166)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(21,618)	(12,161)
Principal proceeds under borrowing arrangements	29,500	48,400
Purchase of treasury stock, at cost	(750)	(10,156)
Exercise of stock options	1,050	2,674
Net cash provided by financing activities	8,182	28,757

Effect of exchange rate changes on cash and cash equivalents	(138)	(206)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,753	(2,838)

CASH AND EQUIVALENTS, beginning of period	20,508	25,882

CASH AND EQUIVALENTS, end of period	$22,261	$23,044

Accompanying notes are integral to these condensed consolidated financial statements.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      THE COMPANY AND ITS BUSINESS

     Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business process solutions. Our mission is to innovate communication technologies-based applications that simplify our enterprise customers’ critical business processes. We go to market with solutions in four core business practices: Document Solutions, Alerts & Notifications Solutions and Marketing Automation Solutions, which are included in our Data Communications business segment, and Conferencing Solutions, which is included in our Conferencing & Collaboration business segment. The unaudited condensed consolidated balance sheet as of March 31, 2006, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, the unaudited condensed consolidated statements of cash flows for the months ended March 31, 2006 and 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three months ended March 31, 2006 are not indicative of the results that may be expected for the full fiscal year of 2006 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.      SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

     Included in accounts receivable at March 31, 2006 and December 31, 2005 was earned but unbilled revenue of approximately $6.2 million and $3.5 million, respectively, at Conferencing & Collaboration. Unbilled revenue consists of earned but not yet billed revenue at period end (March 31, 2006 and December 31, 2005), which results from non-calendar month billing cycles at our Conferencing & Collaboration business segment. Unbilled revenue is billed within 30 days of calendar month end.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to implement a new billing system at Conferencing & Collaboration and at Data Communications are being capitalized. For the three months ended March 31, 2006 and 2005, we capitalized approximately $1.6 million and $1.1 million, respectively, of software development costs. These capitalized costs are being depreciated on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed was approximately $1.9 million and $0.8 million in the three months ended March 31, 2006 and 2005, respectively.

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue which results from non-calendar month billing cycles. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of March 31, 2006 and December 31, 2005, we had approximately $3.1 million accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

State sales taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In addition, more states may claim that we are subject to an assessment of sales taxes. As of March 31, 2006 and December 31, 2005, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. For example, in conjunction with a Data Communications state income tax audit, this state’s taxing authority has requested information regarding our state sales tax assessment methodology. As of March 31, 2006, we believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions. We have not been formally assessed with regards to this state sales tax request and have not accrued for this potential state sales tax exposure. However, our financial condition and results of operations could be materially adversely affected if one or more states were to disagree with our methodology and require us to remit additional sales taxes for prior year sales and we were unable to collect these prior year’s sales taxes from our customers.

Treasury Stock

     All treasury stock transactions are recorded at cost. During the first quarter of 2005, we repurchased 635,000 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $6.5 million. In 2006 and 2005, we withheld approximately 81,000 and 340,000 shares of our common stock, respectively, to satisfy certain of our employees’ tax withholdings due upon the vesting of their

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

restricted stock grants and remitted approximately $0.8 and $3.6 million, respectively, to the Internal Revenue Service on their behalf. We cancelled all shares of outstanding treasury stock in the quarter repurchased.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at March 31, 2006 and December 31, 2005. For the three months ended March 31, 2006 and 2005, total other comprehensive income was approximately $8.5 million and $12.4 million, respectively. Accumulated other comprehensive loss was $296.7 and $305.2 million at March 31, 2006 and December 31, 2005, respectively.

Reclassifications

     Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. Specifically in 2006, due to the Company's adoption of SFAS No. 123R, "Share-Based Payment," equity based compensation was reclassified to reflect these costs in the individual operating expense line items. Accordingly, approximately $34,000 was allocated to cost of revenues, approximately $0.3 million was allocated to selling and marketing expense, approximately $1.6 million was allocated to general and administrative expense and $1,000 was allocated to research and development expense for a total of approximately $2.0 million that was reclassified for the quarter ended March 31, 2005.

Goodwill and Intangible Assets

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, “Accounting For Goodwill and Other Intangible Assets” (SFAS No. 142) (in thousands):

	March, 31, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Intangible assets subject
to amortization	$149,211	$(109,618)	$39,593	$146,012	$(106,350)	$39,662

     Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $9.4 million for the remainder of 2006, $12.5 million in 2007, $9.6 million in 2008, $5.9 million in 2009, $1.6 million in 2010 and $50,000 in 2011.

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2005 and March 31, 2006 are as follows (in thousands):

	Accrued Costs at	2006 Charge		Accrued Costs at
Consolidated	December 31, 2005	to Operations	Payments	March 31, 2006

Accrued restructuring costs:
Severance and exit costs	$ 909	$ 485	$ 420	$ 974
Contractual obligations	3,923	568	300	4,191

Accrued restructuring costs	$ 4,832	$ 1,053	$ 720	$ 5,165

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realignment of Workforce – 2006

     During the three months ended March 31, 2006, we continued to execute our long-range plan to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications. As a result of these consolidation efforts, we recorded costs for future severance of approximately $0.5 million for 10 notified North American managerial employees in the finance, operations and sales and marketing functions at Data Communications. Additionally, we recorded $0.6 million of lease termination costs associated with five locations that we vacated during the first quarter, or will be vacating, as a result of consolidation efforts between our two operating segments. Management expects to pay the severance obligations and a majority of the lease termination costs during 2006. The remaining balance in this accrual at March 31, 2006 was $0.9 million.

Realignment of Workforce - 2005

     During 2005, we executed a long-range plan to consolidate duplicative business processes and functions and re-align the sales force. This plan encompasses managing ourselves under the “Premiere Global Services” brand name as opposed to separate businesses. As a result of this plan, we have recorded restructuring costs for future severance payments of $3.3 million. During the first half of 2005, these costs were associated with a reduction in workforce of approximately 20 employees in various European country-level and North America finance functions in our Data Communications business segment. During the third quarter of 2005, these costs were associated with a reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions at both business segments, primarily in North America and Europe. The reduction in non-financial functions is the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reduction in financial functions during the third quarter is the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America. In the first quarter of 2006 and 2005, we paid approximately $0.4 million and $0.0 million, respectively, related to severance and exit costs. Management expects to pay the remaining severance obligations during 2006. The remaining balance in this accrual at March 31, 2006 is $0.5 million.

4.      MARKETABLE SECURITIES, AVAILABLE FOR SALE

     During 2005, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During the three months ended March 31, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of March 31, 2006, we do not hold any marketable securities of companies that are publicly traded.

5.      ACQUISITIONS

     We seek to acquire complementary companies that increase our market share and bring us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Data Communications

     In January 2006, Data Communications acquired all of the outstanding stock of Accucast, Inc., a U.S.-based provider of e-mail communications services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. We may pay up to an additional $3.0 million in cash purchase price based upon the achievement of milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.2 million has been allocated to acquired fixed assets, $0.2 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and, $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

useful lives. In addition, $1.1 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer lists and developed technology purchased. As we have not finalized our fixed asset valuation, the residual $10.9 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Conferencing & Collaboration

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, Inc., a U.S.-based provider of audio and Web conferencing services. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer intangible assets purchased. As we have not finalized our fixed asset valuation, the residual $20.5 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In June 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings Corporation, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists, and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual $3.8 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In March 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web conferencing services business of Citizens Communications Company, primarily servicing customers in the U.S. We paid $43.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $2.5 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.9 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

6.      INDEBTEDNESS

     In February 2005, we closed an amendment to our credit facility that provided for a four-year, $180 million revolving line of credit. The facility, with a syndicate led by Bank of America, N.A., amended our prior $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of March 31, 2006, we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25% . At March 31, 2006, our interest rate on 30-day LIBOR loans was 6.08% . As of March 31, 2006, we had $106.0 million of borrowings outstanding and $0.9 million in letters of credit outstanding under our line of credit.

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., that increases the amount available to us under our line of credit from $180 million to $300 million, reduces the applicable percentages across the pricing grid and extends the maturity of the credit facility from February 2009 to April 2011. The amendment also provides for an uncommitted add-on facility allowing for an additional increase of $100 million to $400 million available under the revolving credit line, subject to the terms and conditions as set forth in the amendment. See Note 12 “—Subsequent Events.”

     In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at March 31, 2006 was $1.6 million.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at March 31, 2006 was $0.3 million.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, which is exclusive of our applicable margin as stated in our credit facility. The interest rate swap effectively converts the interest payments on $50.0 million of our LIBOR-based borrowings to a fixed rate. We have not designated this interest rate swap as a hedge and are accounting for it in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

     At March 31, 2006, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and a capital lease obligation for network equipment at Data Communications.

7.      EQUITY-BASED COMPENSATION

     On January 1, 2006, we adopted, using the modified prospective application, SFAS 123(R), “Share Based Payment” (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123), as originally issued and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

     Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of March 31, 2006, approximately $14.7 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of the condensed consolidated balance sheet.

     Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (EITF 00-15). SFAS 123(R) superseded EITF

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

     The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three-month period ended March 31, 2006, is as follows (in thousands, except per share data):

Three Months
Ended
March 31,
2006

Income from continuing operations, as reported	$7,659
Effect of adopting SFAS 123(R) on income from operations	531

Pro forma income from continuing operations	$8,190

Income from continuing operations before income taxes, as reported	$12,064
Effect of adopting SFAS 123(R) on income before income taxes	855

Pro forma income from continuing operations before income taxes	$12,919

Net income, as reported	$7,659
Effect of adopting SFAS 123(R) on net income	531

Pro forma net income	$8,190

Net income per share, as reported:
Basic	$0.11
Diluted	$0.11

Effect of adopting SFAS 123(R) on net income per share, basic and diluted	$0.01

Pro forma net income per share:
Basic	$0.12
Diluted	$0.12

     Prior to our adoption of SFAS 123(R), we accounted for equity-based compensation under the provisions and related interpretations of Accounting Principles Board (APB) 25, “Accounting for Stock Issued to Employees” (APB 25). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date. In October 1995, FASB issued SFAS 123, which allowed us to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if we had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123,” which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity-based employee compensation. We continued to account for equity-based compensation under the provisions of APB 25 using the intrinsic value method.

     Had compensation cost for our equity-based compensation plans been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the three-month period ended March 31, 2005, would have been as follows (in thousands, except per share data):

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Three Months
Ended
March 31,
2005

Net income:	$13,119

As reported
Add: stock-based employee compensation expense included in reporting net	1,186
income, net of related tax effect
Deduct: total stock-based compensation expense determined under fair value	(1,717)
based method for all awards, net of related tax effects

Pro forma net income for calculating basic and diluted net income per share	$12,588

Basic net income per share:
As reported	$0.19
Pro forma	$0.18

Diluted net income per share:
As reported	$0.18
Pro forma	$0.18

     We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under the following equity based compensation plans: our 1995 Stock Plan, 2000 Directors Stock Plan and 2004 Long-Term Incentive Plan. Options issued under these plans, other than the directors plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral. These stock plans are administered by the compensation committee of our board of directors.

     A total of 9,650,000 shares of our common stock have been reserved in connection with awards under our 1995 plan. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 1995 plan during any one calendar year to any one grantee is 1,000,000 shares and $4.0 million, respectively.

     Only non-employee directors can participate in our directors plan. Under our directors plan, a total of 2,000,000 shares of our common stock have been reserved in connection with awards. No more than 10% of awards shall be granted in the form of restricted stock, subject to antidilution adjustments, and only nonqualified options may be granted under our directors plan.

     Under our 2004 plan, a total of 4,000,000 shares of our common stock have been reserved in connection with awards. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 2004 plan during any one calendar year to any one grantee is 1,000,000 shares and $8.0 million, respectively.

     As of January 1, 2006, we had issued two types of equity-based payment arrangements: stock options and restricted stock awards.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options

     The following table summarizes the activity of stock options under our 1995, 2000 and 2004 stock plans, from December 31, 2005 to March 31, 2006:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
Fixed Options	Options	Price	Value

Options outstanding at December 31, 2005	3,793,392	$7.20
Granted	—	0.00
Exercised	(204,621)	5.13	$1,049,706
Expired	(74,049)	9.86

Options outstanding at March 31, 2006	3,514,722	$7.27	$25,552,029

Options exercisable at March 31, 2006	2,191,394	$6.44	$14,112,577

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three-month periods ended March 31, 2005: dividend yield of 0% in all periods; expected volatility of 67.0% using a weighted average of the historical, implied and guideline company methodologies; risk-free interest rates of 4.1%; and expected lives of four years. No stock options were granted in the first quarter of 2006.

     In the quarter ended March 31, 2006, we recognized equity-based compensation expense of approximately $0.9 million related to the vesting of stock options. As of March 31, 2006, we had approximately $11. 4 million of unvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than four years.

Restricted Stock

     The following table summarizes the activity of restricted stock awards under our 1995, 2000 and 2004 plans, from December 31, 2005 to March 31, 2006:

		Weighted	Aggregate
		Average	Intrinsic
Restricted Stock	Shares	Price	Value

Outstanding at December 31, 2005	1,389,830	$10.20
Granted	484,275	8.16
Vested/released	(205,106)	8.50	$1,743,401
Forfeited	(2,000)	10.71

Outstanding at March 31, 2006	1,666,999	$9.71	$16,186,560

     In the quarter ended March 31, 2006, we recognized equity-based compensation expense of approximately $1.2 million, related to the vesting of restricted stock. In the first quarter of 2005, we recognized approximately $2.0 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $0.6 million related to restricted stock issued to employees, $1.1 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with our chief executive officer and our president and chief operating officer, $0.1 million related to payroll taxes on the vesting of executives’ restricted stock grants, $0.1 million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options and $0.1 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

directors in June 2004. As of March 31, 2006, we had approximately $14.4 million of unvested restricted stock which we will record in our statement of operations over a weighted average recognition period of less than five years.

8.      EARNINGS PER SHARE
Basic and Diluted Net Income per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2006 and December 31, 2005, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested.

     Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding warrants, unvested restricted shares and stock options are potentially dilutive securities during the three months ended March 31, 2006 and 2005. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, and the unvested restricted shares, computed as follows:

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005

		Weighted			Weighted
	Net	Average	Earnings	Net	Average	Earnings
	Income	Share	Per Share	Income	Share	Per Share

Basic EPS	$7,659	70,465,391	$0.11	$13,119	70,455,420	$0.19
Effect of dilutive securities:
Stock options		654,743			1,037,204
Warrants		—			12,512
Unvested restricted shares		247,090			299,243

Diluted EPS	$7,659	71,367,224	$.011	$13,119	71,804,379	$0.18

     The weighted average diluted common shares outstanding for the three months ended March 31, 2006 excludes the effect of approximately 2.5 million out-of-the-money options, restricted shares and warrants because their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the three months ended March 31, 2005 excludes the effect of approximately 0.8 million out-of-the-money options because their effect would be anti-dilutive.

9. COMMITMENTS AND CONTINGENCIES

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC), who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre-and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act,

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which was granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, with oral arguments currently scheduled for the week of September 11, 2006.

     On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including one call to Mr. Worsham's telephone number, in violation of the federal Telephone Consumer Protection Act of 1991, as amended (TCPA) and applicable Federal Communication Commission (FCC) rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes, treble damages for what is alleged to have been willful conduct, and injunctive relief. The case is currently in discovery, and no class has yet been certified. We are contesting the matter vigorously, but at this point the existence and amount of any potential liability cannot be reliably assessed. We have asserted indemnity rights and insurance coverage against various third parties and our insurer, but, to date, those issues have not been addressed through litigation and also have not been resolved.

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

     In September 2004, Captaris, Inc. filed suit against our Data Communications subsidiary, Xpedite, in the U.S. District Court for the Western District of Washington alleging breach of contract in connection with license and reseller agreements for Captaris’ RightFax technology. The agreements, executed in September 2003, provided that the parties would cooperate in providing mutual resale opportunities for each other’s services and provided for minimum compensation to Captaris of $2.0 million over a three-year period. Captaris sought damages in an unspecified amount, not less than $250,000, plus attorneys’ fees and prejudgment interest at a contractual rate from September 14, 2004, when Captaris alleged that the first payment was due. We had withheld payments to Captaris under the agreements on the grounds that Captaris had not performed its obligations under such agreements. In January 2005, we answered the complaint denying that any money was due as a result of Captaris’ failure to perform its obligations under the agreements, and filed a counterclaim against Captaris alleging that the license agreement was unenforceable because the parties did not reach agreement on its essential terms, and alternatively, for breach of contract, breach of Captaris’ duty of good faith and fair dealing, breach of contractual warranties and anticipatory repudiation. On February 10, 2006, the parties agreed to settle this action by entry of a court order requiring payment by us to Captaris of approximately $1.09 million (with such payment made on February 15, 2006) and a judgment requiring us to pay $1.0 million pursuant to the terms of the license and reseller agreements on or before September 15, 2006. We had approximately $1.1 million and $2.5 million accrued at March 31, 2006 and December 31, 2005, respectively, related to this settlement and related legal fees.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

     One of Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), has historically accounted for a significant amount of revenue. Sales to that customer accounted for approximately 2% of consolidated revenues from continuing operations (4% of Conferencing & Collaboration segment revenue) in the first quarter of 2006, and approximately 9% of consolidated revenues from continuing operations (19% of Conferencing & Collaboration segment revenue) in the first quarter of 2005. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2006.

Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Revenues from continuing operations:
Data Communications	$54.9	$65.3
Conferencing & Collaboration	66.8	62.0

	$121.7	$127.3

Income (loss):
Income (loss) from continuing operations:
Data Communications	$1.4	$6.0
Conferencing & Collaboration	8.2	9.5
Unallocated corporate costs	(1.9)	(2.4)

	$7.7	$13.1

	March 31,	December 31,
	2006	2005

Identifiable Assets:
Data Communications	$251.6	$234.8
Conferencing & Collaboration	246.3	241.6
Unallocated corporate costs	20.2	18.9

	$518.1	$495.3

     The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended
	March 31,
	2006	2005

Revenues from continuing operations:
North America	$79.3	$81.8
Europe	23.0	26.8
Asia Pacific	19.4	18.7

	$121.7	$127.3

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.         STATEMENT OF CASH FLOW INFORMATION

           Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,

	2006	2005

Cash paid (received) during the year for:
Interest	$1,535	$671
Income taxes, net	$3,093	$1,647

     In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. The principal unpaid balance at March 31, 2006 is $1.6 million.

12.      SUBSEQUENT EVENTS

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., that increases the amount available to us under our line of credit from $180 million to $300 million, reduces the applicable percentages across the pricing grid and extends the maturity of the credit facility from February 2009 to April 2011. The amendment also provides for an uncommitted add-on facility allowing for an additional increase of $100 million to $400 million available under the revolving credit line, subject to the terms and conditions as set forth in the amendment.

     In May 2006, we repurchased an aggregate of 113,800 shares of our common stock in the open market for approximately $0.9 million.

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

     Key highlights of our financial and strategic accomplishments during the first quarter of 2006 include:

  Generated record monthly volumes in our Conferencing Solutions;
  Augmented our Marketing Automation Solutions with our Accucast acquisition;
  Continued to generate new users of our DocuManager service within our Document Solutions business practice, recording 75% growth in the first quarter compared to the first quarter of 2005;
  Continued to improve our communication technologies platform with enhancements to short message services (SMS) delivery capabilities for our Alerts & Notifications Solutions; and
  Formally launched our PremiereAnywhere solution suite targeted at increasing the productivity of the growing number of mobile professionals.

     In the first quarter of 2006, we continued to focus on our core services, coupled with additional technological innovation and the continued automation of our services. For example, we formally launched our mobile solutions and began our development efforts on a customer-centric portal that will provide our customers with direct access to our platform and business process solutions from customers’ desktops. We intend to continue to use our cash flows and liquidity to repurchase shares of our common stock and to seek strategic acquisitions in order to provide us with additional customers, technologies and applications for our core business practice solutions. For example, we believe that our recently completed acquisition of Accucast will provide us with a solid customer base and an intelligence-based platform upon which to integrate our Marketing Automation and Alerts & Notifications Solutions applications and to build additional applications. We also continued to focus on improving the productivity of our global sales efforts with lead generation and appointment setting, as well as strategic marketing initiatives, in order to increase our brand awareness, to emphasize our scale and breadth of services and to allow us to capitalize on cross-selling opportunities within our global enterprise customer base. In addition, we are currently in the process of transitioning toward more predictable, recurring revenue by seeking to enter into annual or multi-year customer contracts with monthly minimum commitments and flat-rate service plans for certain of our services. We will also implement additional cost reductions associated with our Data Communications business segment as a result of lowered revenue expectations. We believe that these contract initiatives and cost reduction plans, along with our efforts to transition our broadcast fax customers to newer technologies, will also assist in proactively managing our declining legacy broadcast fax business.

     The results of operations for the three months ended March 31, 2006, are not indicative of the results that may be expected for the full fiscal year of 2006 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table presents selected financial information regarding our operating segments for the periods presented (in millions):

	Three Months Ended
	March 31,

	2006	2005

Revenues:
Revenues from continuing operations:
Data Communications	$54.9	$65.3
Conferencing & Collaboration	66.8	62.0

	$121.7	$127.3

Income (loss):
Income (loss) from continuing operations:
Data Communications	$1.4	$6.0
Conferencing & Collaboration	8.2	9.5
Unallocated corporate costs	(1.9)	(2.4)

	$7.7	$13.1

     The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended
	March 31,

	2006	2005

Revenues from continuing operations:
North America	$79.3	$81.8
Europe	23.0	26.8
Asia Pacific	19.4	18.7

	$121.7	$127.3

ANALYSIS

Revenues

     Consolidated revenues decreased 4.4% to $121.7 million for the three months ended March 31, 2006 compared with $127.3 million for the same period in 2005. On a reportable segment basis:

  For the three months ended March 31, 2006 and 2005, respectively, Data Communications revenue was 45.1% and 51.3% of consolidated revenues. For the three months ended March 31, 2006 and 2005, Data Communications experienced a 15.8% decrease in revenue from $65.3 million to $54.9 million. Decreases in revenue were associated with the combination of declines in fax and voice delivery services and foreign exchange rate changes. The declines in fax services revenue are associated with continued price and volume declines in broadcast and transactional fax services. The primary drivers of these declines are associated with regulatory uncertainties in 2005 and the transition of these services to lower priced e-mail services or to customers’ in-house solutions. Declines in voice delivery services revenue were primarily associated with the suspension of service for non-payment of two of our significant customers during the third quarter of 2005. These declines have been offset by growth in our DocuManager and Marketing Automation service offerings and the acquisition of Accucast during the first quarter of 2006. Fax revenue was $35.0 million and $44.4 million for the three months ended March 31, 2006 and 2005, respectively. We expect continued declines in our fax delivery services, primarily in North America and Europe as a result of price and volume declines associated with continued trends toward lower priced e-mail delivery services. North America revenue was $26.1 million and $31.3 million for the three months ended March 31, 2006 and 2005, respectively. International revenue was $28.9 million and $34.1 million for the three months ended March 31, 2006 and 2005, respectively.
  For the three months ended March 31, 2006 and 2005, Conferencing & Collaboration revenue was 54.9% and 48.7% of consolidated revenues, respectively. For the three months ended March 31, 2006 as compared to the same period in 2005, Conferencing & Collaboration experienced a 7.7% increase in revenue from $62.0 million to $66.8 million. This increase was primarily associated with growth in our ReadyConference® Plus and Web collaboration services, which we expect to continue to grow during 2006. We expect continued growth in these services. This increase was augmented by our acquisitions of Intelligent Meetings, Netspoke and the conferencing services business of Citizens Communications during 2005. Offsetting this increase was a decline in conferencing revenue from IBM, which was $2.7 million and $11.5 million for the three months ended March 31, 2006 and 2005, respectively. For the remainder of 2006, we do not expect further significant declines in conferencing revenue from IBM for the three months ended March 31, 2006, since IBM has materially completed its transition to an internal automated conferencing solution during the fourth quarter of 2005.

     For the three months ended March 31, 2006, consolidated geographic regional revenues decreased in North America to $79.3 million from $81.8 million for the comparable period in 2005. For the three months ended March 31, 2006, regional revenues in Europe decreased to $23.0 million from $26.8 million for the same period in 2005. For the three months ended March 31, 2006, regional revenues in Asia Pacific increased to $19.4 million from $18.7 million for the same period in 2005. North America revenue declined primarily as a result of declines in fax revenue and conferencing revenue from IBM, offset in part by our acquisitions of Accucast, Intelligent Meetings, Netspoke and the conferencing services business of Citizens Communications. The declines in Europe were the result of declines in fax services and the strengthening of the U.S. dollar to the Euro and British pound, offset in part by growth in our Conferencing & Collaboration services. The growth in Asia Pacific revenue is associated with growth in our Conferencing & Collaboration services, offset by the strengthening of the U.S. dollar to the Japanese Yen and Australian Dollar. We cannot predict the effect of foreign exchange rate impacts on revenues. An analysis of the effect of foreign exchange to the U.S dollar can be found in “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Cost of revenues

     Consolidated cost of revenues increased 5.4% to $48.3 million from $45.9 million and increased to 39.7% from 36.0% of consolidated revenues, for the three months ended March 31, 2006 and 2005, respectively. Cost of revenues as a percentage of revenues increased as a result of the decrease in higher margin fax services and conferencing revenue from IBM, continued price compression and increased network regulatory cost charges. Data Communications cost of revenue represented $23.1 million, or 41.9%, and $24.8 million, or 38.0% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively. Conferencing & Collaboration cost of revenue represented $25.4 million, or 38.0%, and $21.1 million, or 33.9% of business segment revenue, for the three months ended March 31, 2006 and 2005, respectively.

Selling and marketing

     Consolidated selling and marketing costs increased to $32.8 million, or 26.9%, from $32.7 million, or 25.7% of consolidated revenues, for the three months ended March 31, 2006 and 2005, respectively. The increase in selling and marketing costs as a percentage of consolidated revenues is the result of significant declines in fax revenue, which has a significantly lower selling and marketing cost than our other service offerings, offset in part by reductions in selling and marketing resources within Data Communications. We also invested in additional advertising and marketing efforts to promote our PremiereAnywhere mobile solutions and to promote brand awareness of all of our services. We expect that selling and marketing costs will be at levels similar to prior years as a percentage of consolidated revenues, as we continue to invest in our new service offerings, but expect those levels not to exceed those experienced in the first quarter. Data Communications selling and marketing costs represented $15.0 million, or 27.2%, and $16.7 million, or 25.6% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively. Conferencing & Collaboration selling and marketing costs represented $17.0 million, or 25.5%, and $15.9 million, or 25.6% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively.

Research and development

     Consolidated research and development costs increased 9.4% to $2.8 million from $2.6 million, and increased to 2.3% from 2.0% of consolidated revenues for the three months ended March 31, 2006 and 2005, respectively. These costs increased as a percentage of consolidated revenues primarily as a result of our acquisition of Netspoke in the third quarter of 2005. Data Communications research and development costs represented $1.7 million, or 3.1%, and $1.9 million, or 2.9% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively. Conferencing & Collaboration research and development costs represented $1.0 million, or 1.4%, and $0.6 million, or 1.0% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively.

General and administrative

     Consolidated general and administrative costs increased 1.2% to $13.8 million from $13.6 million, and increased to 11.3% from 10.7% of consolidated revenues for the three months ended March 31, 2006 and 2005, respectively. General and administrative costs remained generally flat and increased as a percentage of consolidated revenues primarily as a result of significant declines in fax revenue and conferencing revenue from IBM. Data Communications general and administrative costs represented $5.4 million, or 9.7%, and $5.1 million, or 7.8% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively. Conferencing & Collaboration general and administrative costs represented $4.5 million, or 6.8%, and $4.0 million, or 6.4% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively. Unallocated corporate general and administrative expense represented $3.9 million and $4.6 million for the three months ended March 31, 2006 and 2005, respectively.

Depreciation

     Consolidated depreciation costs were $5.9 million, or 4.9%, and $6.6 million, or 5.1% of consolidated revenues, for the three months ended March 31, 2006 and 2005, respectively. Depreciation costs as a percentage of consolidated revenues have declined due to investments in our infrastructure to meet growth in our businesses and our efforts to find more cost-effective ways to provide for our capacity needs through the use of new technologies. We expect that depreciation will not remain under 5.0% of consolidated revenues during 2006. Data Communications depreciation costs represented $3.2 million, or 5.9%, and $3.7 million, or 5.7% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively. Conferencing & Collaboration depreciation costs represented $2.5 million, or 3.7%, and $2.6 million, or 4.2% of segment revenue, for the three months ended March 31, 2006 and 2005, respectively. Unallocated corporate depreciation expense represented $0.2 million for each of the three months ended March 31, 2006 and 2005.

Amortization

     Consolidated amortization costs remained flat at $3.1 million and increased slightly to 2.5% from 2.4% of consolidated revenues for the three months ended March 31, 2006 and 2005, respectively. Amortization costs remained flat as a result of intangibles acquired five years ago becoming fully amortized, offset by amortization from our acquisitions of Accucast, Intelligent Meetings, Netspoke and the conferencing services business of Citizens Communications.

Restructuring costs
Realignment of Workforce – 2006

     During the three months ended March 31, 2006, we continued to execute our long-range plan to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications. As a result of these consolidation efforts, we recorded costs for future severance of approximately $0.5 million for 10 notified North American managerial employees in the finance, operations and sales and marketing functions at Data Communications. Additionally, we recorded $0.6 million of lease termination costs associated with five locations that we vacated during the first quarter, or will be vacating, as a result of consolidation efforts between our two operating segments. We expect to incur additional restructuring costs in future periods as various stages of this long-range plan continue to be executed.

Realignment of Workforce – 2005

     During 2005, we incurred $3.3 million of restructuring costs of which approximately $0.4 million was recorded during the three months ended March 31, 2005. These costs were associated with our long-range plan to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications and the reorganization of the sales force at Data Communications. These two restructuring efforts primarily affected Data Communications and involved approximately 90 employees in selling and marketing, operations and finance functions in North America and Europe.

SFAS No. 123(R) — Stock Options Issued Before January 1, 2006

     Upon our adoption of SFAS No. 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of January 1, 2006, and will record compensation cost for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant dates. The amount recorded during the first quarter of 2006 of approximately $0.9 million represents equity-based compensation relating to the vesting of options that were still unvested as of January 1, 2006. There was no such expense recorded during the three months ended March 31, 2005.

Interest expense, net

     Net interest expense increased to $1.7 million from $0.7 million for the three months ended March 31, 2006 and 2005, respectively. Interest expense increased primarily as a result of an increased outstanding position on our line of credit, with average debt outstanding during the three months ended March 31, 2006 of $108.1 million compared to $87.7 million during the three months ended March 31, 2005 and as a result of increases in our average interest rates associated primarily with increases in LIBOR.

Loss on sale of marketable securities

     During 2005, we bought and sold securities of various companies in the same industries as Data Communications and Conferencing & Collaboration. During 2005, we sold the remaining securities we bought during 2004 for a loss of $0.1 million. As of March 31, 2006, we do not hold any marketable securities of companies that are publicly traded.

Other, net

     Other, net was $(0.2) million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively. Other, net was comprised primarily of foreign exchange gains and losses associated with the settlement of transactions in currencies other than the currency in which they were originally executed.

Effective income tax rate

     For the three months ended March 31, 2006, our effective income tax rate varied from the statutory rate, primarily as a result of non-deductible executive compensation expenses. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

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

Data Communications

     In January 2006, Data Communications acquired all of the outstanding stock of Accucast, a U.S.-based provider of e-mail communications services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. We may pay up to an additional $3.0 million in cash purchase price based upon the achievement of milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.2 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.1 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer lists and developed technology purchased. As we have not finalized our fixed asset valuation, the residual $10.9 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Conferencing & Collaboration

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, a U.S.-based provider of audio and Web conferencing services. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step up in basis for the customer intangible assets purchased. As we have not finalized our fixed asset valuation, the residual $20.5 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In June 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual $3.8 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In March 2005, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of the audio and Web conferencing services business of Citizens Communications, primarily servicing customers in the U.S. We paid $43.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $2.5 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.9 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2006, we had $22.3 million in cash and cash equivalents compared to $20.5 million at December 31, 2005. Cash balances residing outside of the U.S. at March 31, 2006 were $21.2 million compared to $19.9 million at December 31, 2005. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At March 31, 2006, we had approximately $73.1 million of availability under our then-existing $180 million line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

     Net cash provided by operating activities totaled approximately $16.6 million for the three months ended March 31, 2006 compared to cash provided by operating activities of approximately $20.8 million for the same period in 2005. The decrease in cash provided by operating activities is attributable to decreased net income from continuing operations for the three months ended March 31, 2006 compared to the same period in 2005, increased restructuring payments and payments for legal settlements of $1.4 million, offset in part by favorable variances in working capital.

Cash used in investing activities

     Cash used in investing activities totaled $22.9 million for the three months ended March 31, 2006 compared to cash used in investing activities totaling $52.2 million for the same period in 2005. The principal uses of cash used in investing activities for the three months ended March 31, 2006 included $9.0 million of capital expenditures and an aggregate of $13.9 million for the purchase price of the Accucast acquisition and the payment of severance obligations associated primarily with the acquisition of the conferencing services business of Citizen’s Communications. The principal uses of cash in investing activities for the three months ended March 31, 2005 include approximately $7.0 million for capital expenditures and an aggregate of $45.6 million for the purchase price of the acquisition of the conferencing services business of Citizen’s Communications and the payment of severance obligations for the acquisitions of the conferencing services business of ClearOne Communications, Inc., Connect-Us Communications, LLC and Communications Network Enhancement Inc. d/b/a ConferenceCallService. Capital expenditures increased year over year as a result of increased infrastructure spending within the Conferencing & Collaboration operating segment.

Cash provided by/used in financing activities

     Cash provided by financing activities for the three months ended March 31, 2006 totaled $8.2 million compared with cash provided by financing activities of $28.8 million for the same period in 2005. Cash provided by financing activities for the three months ended March 31, 2006 included $7.9 million of net borrowings on our line of credit to fund our acquisition activities and $1.1 million of proceeds from stock option exercises, offset by $0.8 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards. Cash provided by financing activities for the three months ended March 31, 2005 included $36.2 million of net borrowings on our line of credit to fund acquisition activities and $2.7 million of proceeds from stock option exercises, offset by treasury stock purchases of $10.2 million.

Off-balance sheet arrangements

     As of March 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In addition, more states may claim that we are subject to an assessment of sales taxes. As of March 31, 2006 and December 31, 2005, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. For example, in conjunction with a Data Communications state income tax audit, this state’s taxing authority has requested information regarding our state sales tax assessment methodology. As of March 31, 2006, we believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions. We have not been formally assessed with regards to this state sales tax request and have not accrued for this potential state sales tax exposure. However, our financial condition and results of operations could be materially adversely affected if one or more states were to disagree with our methodology and require us to remit additional sales taxes for prior year sales and we were unable to collect these prior year’s sales taxes from our customers.

Income taxes

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed in accordance with SFAS No. 5. As of March 31, 2006 and December 31, 2005, we had approximately $3.1 million accrued for this potential exposure comprised of income taxes, penalties and interest. This amount is included in “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

     In February 2005, we closed an amendment to our credit facility that provided for a four-year, $180 million revolving line of credit. The facility, with a syndicate led by Bank of America, N.A., amended our prior $120 million line. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of March 31, 2006, we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25% . At March 31, 2006, our interest rate on 30-day LIBOR loans was 6.08% . As of March 31, 2006, we had $106.0 million of borrowings outstanding and $0.9 million in letters of credit outstanding under our line of credit. In April 2006, we closed an amendment to our credit facility that provides for a four-year, $300 million revolving line of credit. The new facility, with a syndicate led by

Bank of America, N.A., increases our existing $180 million line and will be available for working capital and expansion opportunities.

     In March 2005, we entered into a $2.0 million capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% – 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at March 31, 2006 is $1.6 million.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at March 31, 2006 was $0.3 million.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, which is exclusive of our applicable margin as stated in our credit facility. The interest rate swap effectively converts the interest payments on $50.0 million of our LIBOR-based borrowings to a fixed rate. We have not designated this interest rate swap as a hedge and are accounting for it in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

     At March 31, 2006, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and a capital lease obligation for network equipment at Data Communications.

Liquidity

     As of March 31, 2006, we had $22.3 million of cash and cash equivalents. We generated positive operating cash flows from each of our business segments for the three months ended March 31, 2006. Each business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have drawn on our line of credit in order to fund certain acquisitions. At March 31, 2006, we had $73.1 million of undrawn available credit on our then-existing $180 million line of credit.

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

SUBSEQUENT EVENTS

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., that increases the amount available to us under our line of credit from $180 million to $300 million, reduces the applicable percentages across the pricing grid and extends the maturity of the credit facility from February 2009 to April 2011. The amendment also provides for an uncommitted add-on facility allowing for an additional increase of $100 million to $400 million available under the revolving credit line, subject to the terms and conditions as set forth in the amendment.

     In May 2006, we repurchased an aggregate of 113,800 shares of our common stock in the open market for approximately $0.9 million.

CRITICAL ACCOUNTING POLICIES

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with

GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

  revenue recognition;
  allowance for uncollectible accounts receivable;
  goodwill and other intangible assets;
  income taxes;
  investments;
  restructuring costs; and
  legal contingencies.

     For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our annual report on Form 10-K for the fiscal year ended December 31, 2005.

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
  Factors described under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K; and
  Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission (SEC).

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. In addition, in February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, which is exclusive of our applicable margin as stated in our credit facility. The interest rate swap effectively converts the interest payments on $50.0 million of our LIBOR-based borrowings to a fixed rate.

     At March 31, 2006, we had borrowings of approximately $56.0 million outstanding under our line of credit that was subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.5 million based on our March 31, 2006 debt level.

     Approximately 36.3% of our consolidated revenues and 36.2% of our consolidated operating costs and expenses were transacted in foreign currencies for the three-month period ended March 31, 2006. As a result, fluctuations in exchange rates impact the amount of our reported revenues and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the three-month period ended March 31, 2006 by approximately $4.4 million and consolidated operating costs and expenses for the three-month period ended March 31, 2006 by approximately $3.5 million. We have not used derivatives to manage foreign currency exchange translation risk, and no foreign currency exchange derivatives were outstanding at March 31, 2006.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2006, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite, who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which was granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, with oral arguments currently scheduled for the week of September 11, 2006.

     On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleges that we transmitted pre-recorded telephone calls advertising Data Communications services to telephone numbers in Maryland, including one call to Mr. Worsham's telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleges violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint seeks statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes, treble damages for what is alleged to have been willful conduct, and injunctive relief. The case is currently in discovery, and no class has yet been certified. We are contesting the matter vigorously, but at this point the existence and amount of any potential liability cannot be reliably assessed. We have asserted indemnity rights and insurance coverage against various third parties and our insurer, but, to date, those issues have not been addressed through litigation and also have not been resolved.

     We have received letters from A2D, an affiliate of Ronald A. Katz Technology Licensing, informing us of the existence of certain of Katz’s patents and the potential applicability of those patents to certain of our Conferencing & Collaboration services. The letters also include an offer to us of a non-exclusive license to the Katz portfolio of patents. We continue to consider the matter raised in these letters, and no legal proceedings have been instituted at this time. If the Katz patents are valid, enforceable, shown to apply to certain of our services and a license is needed, there is no guarantee as to the terms upon which we may be able to negotiate and obtain such a license or the amount of the possible one-time and recurring license fees which we may be required to pay.

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

ITEM 1A.      RISK FACTORS.

     Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the updated risk factors previously disclosed below, there have been no material changes from the risk factors disclosed in our annual report.

Regulatory and legislative changes may discourage certain customers from using some of our Data Communications services and could adversely impact our results of operations.

     Legislative and regulatory changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation to curb unsolicited commercial e-mail and additional restrictions on telemarketing and unsolicited fax advertising. These changes include the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The TCPA and associated rules promulgated by the FCC prohibit the sending of unsolicited fax advertisements and proscribe certain telemarketing practices. Other federal laws implemented by the Federal Trade Commission (FTC) also substantially regulate telemarketing. In addition to federal laws and regulations, there are numerous state laws and regulations governing such activities. Compliance with applicable laws and regulations could have an adverse impact on the volume of fax, e-mail and voice messages sent utilizing Data Communications’ platforms. For example, although Congress amended the TCPA by passing the Junk Fax Prevention Act of 2005 (JFPA) to expressly permit the faxing of advertisements to entities and persons that have an established business relationship (EBR) with a sender provided certain conditions are met, Congress also imposed new notice language for fax advertisements and mandated an opt-out mechanism. In April 2006, the FCC issued rules to implement the JFPA. The rules clarify the definition of EBR and also require that in addition to the EBR, the sender must have obtained the facsimile number at issue directly from the recipient, from a directory or Internet site voluntarily made available by a recipient or that the EBR pre-dated July 9, 2005. The FCC also clarified the requirements of the new opt-out notice. Among other requirements under the new rules, opt-out requests submitted by fax recipients must be implemented within 30 days. Despite the passage of the JFPA, new notice requirements and any future time limits on the EBR exemption may discourage use by some of our Data Communications customers of our broadcast fax services and could adversely impact our Data Communications revenue. In addition, we could be subject to litigation concerning our compliance and our customers’ compliance with these laws and regulations, as well as governmental enforcement actions, regulatory fines and penalties.

Our level of indebtedness may harm our financial condition and results of operations.

     We have incurred a substantial amount of indebtedness under our credit facility. As of March 31, 2006, we had approximately $106.9 million of outstanding debt under our credit facility, with approximately $106.0 million in borrowings and $0.9 million in letters of credit outstanding. In April 2006, we amended our credit facility to, among other things, increase our line of credit from $180.0 million to $300.0 million and to allow for an additional increase of $100.0 million to $400.0 million, subject to the terms and conditions as set forth in the amendment. In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed interest rate of 4.99%, which is exclusive of our applicable margin as stated in the credit facility. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.      OTHER INFORMATION

          None.

ITEM 6.      EXHIBITS

(a)	Exhibits

	3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

	3.2	Second Amended and Restated Bylaws of the Registrant adopted as of March 15, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended.

10.2	Form of Restriction Agreement for non-employee directors under the 2000 Directors Stock Plan.

10.3	Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2006	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener

Michael E. Havener Chief Financial Officer (principal financial and accounting officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Second Amended and Restated Bylaws of the Registrant adopted as of March 15, 2006 (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended.

10.2	Form of Restriction Agreement for non-employee directors under the 2000 Directors Stock Plan.

10.3	Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.