Form 10-Q
period 2006-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2006-08-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☒

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, $0.01 par value	70,609,350 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	as of June 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations
	for the Three and Six Months Ended June 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows
	for the Six Months Ended June 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	32

Item 1A.	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3	Defaults Upon Senior Securities	34

Item 4	Submission of Matters to a Vote of Security Holders	34

Item 5	Other Information	34

Item 6	Exhibits	35

SIGNATURES		36

EXHIBIT INDEX		37

PART I.      FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$21,673	$20,508
Accounts receivable (less allowances of $5,250 and $7,560, respectively)	87,864	79,417
Prepaid expenses and other current assets	7,901	5,209
Deferred income taxes, net	12,624	12,392
Total current assets	130,062	117,526

PROPERTY AND EQUIPMENT, NET	82,202	75,742

OTHER ASSETS
Goodwill	272,246	257,565
Intangibles, net of amortization	37,080	39,662
Deferred income taxes, net	—	837
Other assets	4,607	3,958
	$526,197	$495,290

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$42,522	$37,745
Income taxes payable	4,513	4,394
Accrued taxes	7,837	6,148
Accrued expenses	29,860	34,439
Current maturities of long-term debt and capital lease obligations	1,087	799
Current portion of accrued restructuring costs	3,419	1,800
Total current liabilities	89,238	85,325

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	122,925	99,675
Accrued expenses	5,127	6,540
Deferred income taxes, net	191	—
Total long-term liabilities	128,243	106,215

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHODERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 71,009,618 and
71,703,933 shares issued and outstanding in 2006 and 2005, respectively	710	717
Additional paid-in capital	669,121	681,719
Notes receivable, shareholder	(1,950)	(1,896)
Cumulative translation adjustment	407	(3,554)
Accumulated deficit	(359,572)	(373,236)
Total shareholders' equity	308,716	303,750
	$526,197	$495,290

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)

Revenues	$125,566	$132,053	$247,293	$259,316

Operating Expenses:
Cost of revenues (exclusive of depreciation shown separately below)	49,199	47,637	97,603	93,496
Selling and marketing	33,823	34,010	66,558	66,743
General and administrative	14,852	14,798	28,579	28,438
Research and development	2,844	2,492	5,651	5,059
Depreciation	5,839	6,373	11,766	12,925
Amortization	3,150	3,364	6,246	6,450
Restructuring costs	2,037	126	3,090	541
Total operating expenses	111,744	108,800	219,493	213,652

Operating income	13,822	23,253	27,800	45,664

Other (Expense) Income:
Interest expense	(2,059)	(1,267)	(3,902)	(2,249)
Interest income	70	108	231	420
Loss on sale of marketable securities	—	—	—	(116)
Other, net	260	(27)	27	66
Total other (expense) income	(1,729)	(1,186)	(3,644)	(1,879)

Income from continuing operations before income taxes	12,093	22,067	24,156	43,785
Income tax expense	6,087	8,568	10,492	17,167
Income from continuing operations	$6,006	$13,499	$13,664	$26,618

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom	—	(1,952)	—	(1,952)
Income tax benefit	—	(683)	—	(683)
Loss on discontinued operations	—	(1,269)	—	(1,269)

Net income	$6,006	$12,230	$13,664	$25,349

BASIC AND DILUTED EARNINGS:
Income from continuing operations	$6,006	$13,499	$13,664	$26,618
Net income	$6,006	$12,230	$13,664	$25,349

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	69,765	70,532	70,114	70,494

Basic earnings per share:

Continuing operations	$0.09	$0.19	$0.19	$0.38
Discontinued operations	$—	$(0.02)	$—	$(0.02)
Net income	$0.09	$0.17	$0.19	$0.36

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	70,465	72,683	70,859	72,352

Diluted earnings per share:
Continuing operations	$0.09	$0.19	$0.19	$0.37
Discontinued operations	$—	$(0.02)	$—	$(0.02)
Net income	$0.09	$0.17	$0.19	$0.35

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,664	$25,349
Adjustments to reconcile net income to cash provided by operating activities:
Loss on discontinued operations	—	1,269
Depreciation	11,766	12,925
Amortization	6,246	6,450
Amortization of deferred financing costs	240	224
Loss on sale of marketable securities, available for sale	—	116
Payments for legal settlements and related expenses	(1,496)	—
Deferred income taxes	65	4,854
Restructuring costs	3,090	541
Payments for restructuring costs	(1,821)	(599)
Equity based compensation	5,103	3,880
Loss (gain) on disposal of assets	256	(45)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(6,778)	(10,092)
Prepaid expenses and other current assets	(954)	(1,917)
Accounts payable and accrued expenses	1,855	10,993
Total adjustments	17,572	28,599
Net cash provided by operating activities from continuing operations	31,236	53,948
Payments for discontinued operations	(489)	(541)
Net cash provided by operating activities	30,747	53,407

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(18,826)	(14,264)
Sale of marketable securities, net of cash acquired	—	755
Purchase of marketable securities	—	(306)
Business acquisitions, net of cash acquired	(15,660)	(53,379)
Net cash used in investing activities	(34,486)	(67,194)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(37,976)	(28,378)
Principal proceeds under borrowing arrangements	60,100	50,700
Payments received on shareholder note	—	3,953
Purchase of treasury stock, at cost	(19,020)	(16,010)
Exercise of stock options	1,309	6,439
Net cash provided by financing activities	4,413	16,704

Effect of exchange rate changes on cash and cash equivalents	491	(3,070)

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	1,165	(153)
CASH AND EQUIVALENTS, beginning of period	20,508	25,882
CASH AND EQUIVALENTS, end of period	$21,673	$25,729

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.   THE COMPANY AND ITS BUSINESS

     Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business process solutions. Our mission is to innovate communication technologies-based applications that simplify our enterprise customers’ critical business processes. We go to market with solutions in four core business practices: Conferencing Solutions, which is included in our Conferencing & Collaboration business segment, and Document Solutions, Alerts & Notifications Solutions and Marketing Automation Solutions, which are included in our Data Communications business segment. The unaudited condensed consolidated balance sheet as of June 30, 2006, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three and six months ended June 30, 2006 are not indicative of the results that may be expected for the full fiscal year of 2006 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.   SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

     Included in accounts receivable at June 30, 2006 and December 31, 2005 was earned but unbilled revenue of approximately $6.8 million and $3.5 million, respectively. Unbilled revenue consists of earned but not yet billed revenue at period end (June 30, 2006 and December 31, 2005), which results from non-calendar month billing cycles and the one-month lag time in billing related to certain services. Unbilled revenue is billed within 30 days of calendar month end.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to implement a new billing system at Conferencing & Collaboration and at Data Communications are being capitalized. For the three months ended June 30, 2006 and 2005, we capitalized approximately $1.5 million and $1.3 million, respectively, of software development costs. For the six months ended June 30, 2006 and 2005, we capitalized approximately $3.1 million and $3.4 million, respectively, of software development costs. These capitalized costs are being depreciated on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for completed phases of software development in the three and six months ended June 30, 2006 was $1.5 million and $2.9 million, respectively. Depreciation expense recorded for completed phases of software development in the three and six months ended June 30, 2005 was $0.8 million and $1.6 million, respectively.

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain services. Deferred revenue consists of payments made by customers in advance of the time services are

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

Income Taxes

     The provision for income taxes and corresponding balance sheet accounts are determined in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of June 30, 2006 and December 31, 2005, we had approximately $4.6 million and $3.1 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. Since December 31, 2005, we accrued for an additional $1.5 million based on the results of a preliminary audit with a state that questioned our methodology used in allocating taxable income to it from other states in which we are not subject to income tax. We believe our methodology is consistent with generally accepted methods used in other states but believe that it is more likely than not we will incur this liability. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

State Sales Taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In addition, more states may claim that we are subject to an assessment of sales taxes. As of June 30, 2006 and December 31, 2005, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. We believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions.

Treasury Stock

     All treasury stock transactions are recorded at cost. During the six months ended June 30, 2006, we repurchased 2,362,038 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $18.0 million. In addition, we withheld approximately 150,000 shares of our

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $1.2 million to the Internal Revenue Service on their behalf. During the six months ended June 30, 2005, we repurchased 1,137,500 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $12.0 million. In addition, we withheld approximately 421,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $4.6 million to the Internal Revenue Service on their behalf.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at June 30, 2006 and December 31, 2005. For the six months ended June 30, 2006 and 2005, total other comprehensive income was approximately $9.1 million and $8.8 million, respectively. Accumulated other comprehensive loss was $287.5 and $305.2 million at June 30, 2006 and December 31, 2005, respectively.

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

Reclassifications

     Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. Specifically in 2006, due to the Company's adoption of SFAS No. 123(R), "Share-Based Payment," equity based compensation was reclassified to reflect these costs in the individual operating expense line items. Accordingly, approximately $70,000 and $105,000 were allocated to cost of revenues, approximately $0.2 million and $0.5 million were allocated to selling and marketing expense, approximately $1.6 million and $3.3 million were allocated to general and administrative expense and approximately $4,000 and $5,000 were allocated to research and development expense for a total of approximately $1.9 million and $3.9 million that were reclassified for the three and six months ended June 30, 2005, respectively. Additionally, SFAS 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of June 30, 2006 and December 31, 2005, approximately $20.9 million and $12.6 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of the condensed consolidated balance sheet.

Goodwill and Intangible Assets

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, “Accounting For Goodwill and Other Intangible Assets” (SFAS No. 142) (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
	June, 30, 2006			December 31, 2005
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value
Intangible assets subject
to amortization	$149,970	$(112,890)	$37,080	$146,012	$(106,350)	$39,662

     Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $6.3 million for the remainder of 2006, $12.6 million in 2007, $9.7 million in 2008, $6.0 million in 2009, $1.6 million in 2010 and $63,000 in 2011.

3.   RESTRUCTURING COSTS

      Consolidated restructuring costs at December 31, 2005 and June 30, 2006 are as follows (in thousands):

	Accrued Costs at	2006 Charge to	Payments	Accrued Costs at
Consolidated	December 31, 2005	Operations		June 30, 2006

Accrued restructuring costs:
Severance and exit costs	$909	$2,487	$1,135	$2,261
Contractual obligations	3,923	603	682	3,844
Accrued restructuring costs	$4,832	$3,090	$1,817	$6,105

Realignment of Workforce – 2006

     During the six months ended June 30, 2006, we continued to execute our long-range plan to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications. This is the result of the continuation of our plans that began during 2005. Management expects further restructuring costs as it finalizes executing these plans during 2006. As a result of these consolidation efforts, we recorded costs for future severance of approximately $2.7 million for 40 employees in the customer service, finance, operations and sales and marketing functions in all regions of both business units. In addition, we recorded $0.6 million of lease termination costs associated with five locations that we vacated, or will be vacating, as a result of consolidation efforts between our two operating segments. Management expects to pay the severance obligations and a majority of the lease termination costs during 2006 and 2007. The remaining balance in this accrual at June 30, 2006 was $2.4 million.

Realignment of Workforce - 2005

     During 2005, we executed a long-range plan to consolidate duplicative business processes and functions and re-align our sales force. This plan encompasses managing ourselves under the “Premiere Global Services” brand name as opposed to separate businesses. As a result of this plan, we have recorded restructuring costs for future severance payments of $3.3 million. During the first half of 2005, these costs were associated with a reduction in workforce of approximately 20 employees in various European country-level and North America finance functions in our Data Communications business segment. During the third quarter of 2005, these costs were associated with a reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions at both business segments, primarily in North America and Europe. The reduction in non-financial functions is the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reduction in financial functions during the third quarter is the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America. In the first half of each of 2006 and 2005, we

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

paid approximately $0.6 million and $0.1 million, respectively, related to severance and exit costs. In addition, in the second quarter of 2006, we adjusted the restructuring reserve in Europe by $0.2 million as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay the remaining severance obligations during 2006. The remaining balance in this accrual at June 30, 2006 is $0.1 million.

4.   MARKETABLE SECURITIES, AVAILABLE FOR SALE

     During 2005, we bought and sold securities of various companies in the same industries as Conferencing & Collaboration and Data Communications. During the three months ended March 31, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of June 30, 2006, we do not hold any marketable securities of companies that are publicly traded.

5.   ACQUISITIONS

     We seek to acquire complementary companies that increase our market share and bring us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Data Communications

     In January 2006, Data Communications acquired all of the outstanding stock of Accucast, Inc., a U.S.-based provider of e-mail communications services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. In May 2006, we paid an additional $0.9 million cash purchase price upon the achievement of the first milestone target as specified in the purchase agreement. We may pay up to an additional $2.1 million in cash purchase price based upon the achievement of additional milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.1 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. As we have not finalized our fixed asset valuation, the residual $11.9 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Conferencing & Collaboration

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, Inc., a U.S.-based provider of audio and Web conferencing services. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $1.1 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer intangible assets purchased. As we have not finalized our fixed asset valuation, the residual $20.7 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Discontinued Operations

     In July 2005, we settled the litigation with JOBA, Inc., a franchisee of our former Voicecom reportable segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement which provided for payment in aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by a party to the litigation but unrelated to us, Voicecom Telecommunications, LLC. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations.

     During the second quarter of 2005, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

6.   INDEBTEDNESS

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., that increases the amount available to us under our line of credit from $180 million to $300 million, reduces the applicable percentages across the pricing grid and extends the maturity of the credit facility from February 2009 to April 2011. The amendment also provides for an uncommitted accordion feature allowing for an additional increase of $100 million to $400 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of June 30, 2006, we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25% . At June 30, 2006, our interest rate on 30-day LIBOR loans was 6.08% . As of June 30, 2006, we had $121.3 million of borrowings outstanding and $0.9 million in letters of credit outstanding under our line of credit.

     In March 2005, we entered into a capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at June 30, 2006 was $2.2 million.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at June 30, 2006 was $0.3 million.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, which is exclusive of our applicable margin as stated in our credit facility. The interest rate swap effectively converts the interest payments on $50.0 million of our LIBOR-based borrowings to a fixed rate. We have not designated this interest rate swap as a hedge and are accounting for it in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value are recognized in earnings.

     At June 30, 2006, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and a capital lease obligation for network equipment.

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

     Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of June 30, 2006, approximately $20.9 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of the condensed consolidated balance sheet.

     Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (EITF 00-15). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

     The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three and six month period ended June 30, 2006, is as follows (in thousands, except per share data):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2006

Income from continuing operations, as reported	$6,006	$13,664
Effect of adopting SFAS 123(R) on income from operations	453	984
Pro forma income from continuing operations	$6,459	$14,648

Income from continuing operations before income taxes, as reported	$12,093	$24,156
Effect of adopting SFAS 123(R) on income before income taxes	730	1,585
Pro forma income from continuing operations before income taxes	$12,823	$25,741

Net income, as reported	$6,006	$13,664
Effect of adopting SFAS 123(R) on net income	453	984
Pro forma net income	$6,459	$14,648

Net income per share, as reported:
Basic	$0.09	$0.19
Diluted	$0.09	$0.19

Effect of adopting SFAS 123(R) on net income per share, basic and diluted	$0.01	$0.02

Pro forma net income per share:
Basic	$0.10	$0.21
Diluted	$0.10	$0.21

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

     If compensation cost for our equity-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the three and six month period ended June 30, 2005, would have been as follows (in thousands, except per share data):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income:
As reported	$12,230	$25,349
Add: stock-based employee compensation expense included
in reporting net income, net of related tax effect	1,173	2,359
Deduct: stock-based compensation expense determined
under fair value based method for all awards, net of related
tax effects	(1,810)	(3,501)
Pro forma net income for calculating basic net income per share	$11,593	$24,207

Basic net income per share:
As reported	$0.17	$0.36
Pro forma	$0.16	$0.34

Diluted net income per share:
As reported	$0.17	$0.35
Pro forma	$0.16	$0.33

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Stock Options

     The following table summarizes the activity of stock options under our stock plans from December 31, 2005 to June 30, 2006:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
Stock Options	Options	Price	Value

Options outstanding at December 31, 2005:	3,793,392	$7.20
Granted	—	0.00
Exercised	(309,121)	4.24	$1,272,748
Expired	(348,294)	11.25
Options outstanding at June 30, 2006	3,135,977	$7.05	$4,638,434

Options exercisable at June 30, 2006	2,164,770	$6.28	$4,304,311

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three-month period ended June 30, 2005: dividend yield of 0% in all periods; expected volatility of 65.4% using a weighted average of the historical, implied and guideline company methodologies; risk-free interest rates of 3.7%; and expected lives of four years. No stock options were granted in the first half of 2006.

     For the three and six months ended June 30, 2006, we recognized equity-based compensation expense of approximately $0.7 million and $1.6 million, respectively, related to the vesting of stock options. As of June 30, 2006, we had approximately $22.1 million of unvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than four years.

Restricted Stock

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2005 to June 30, 2006:

		Weighted	Aggregate
		Average	Intrinsic
Restricted Stock	Shares	Price	Value

Outstanding at December 31, 2005	1,389,830	$10.17
Granted	1,514,545	7.92
Vested/Released	(444,376)	9.16	$3,525,674
Forfeited	(5,333)	11.22
Outstanding at June 30, 2006	2,454,666	$8.96

     For the three and six months ended June 30, 2006, we recognized equity-based compensation expense of approximately $2.1 million and $3.3 million, respectively, related to the vesting of restricted stock. As of June 30, 2006, we had approximately $22.0 million of unvested restricted stock which we will record in our statement of operations over a weighted average recognition period of less than five years.

     In the first half of 2005, we recognized approximately $3.9 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $2.5 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with two members of management, $1.0 million related to restricted stock issued to other employees, $0.2 million related to payroll taxes withheld and

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

remitted on behalf of employees on the vesting of restricted stock grants, $0.1 million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options, and $0.1 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004. At June 30, 2005, there were approximately 154,000 options outstanding that were subject to variable accounting until such options are exercised, forfeited or expire unexercised.

8.   EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2006 and December 31, 2005, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

     Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding warrants, unvested restricted shares and stock options are potentially dilutive securities during the three and six months ended June 30, 2006 and 2005. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants, and the unvested restricted shares, computed as follows:

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
		Weighted			Weighted
	Net	Average	Earnings	Net	Average	Earnings
	Income	Share	Per Share	Income	Share	Per Share

Basic EPS	$6,006	69,765,069	$0.09	$12,230	70,531,785	$0.17
Effect of dilutive securities:
Stock options		617,956			1,042,859
Warrants		—			24,562
Unvested restricted shares		82,116			1,083,737
Diluted EPS	$6,006	70,465,140	$0.09	$12,230	72,682,943	$0.17

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
		Weighted			Weighted
	Net	Average	Earnings	Net	Average	Earnings
	Income	Share	Per Share	Income	Share	Per Share

Basic EPS	$13,664	70,114,426	$0.19	$25,349	70,493,813	$0.36
Effect of dilutive securities:
Stock options		652,044			1,062,625
Warrants		—			18,951
Unvested restricted shares		92,743			776,433
Diluted EPS	$13,664	70,859,212	$0.19	$25,349	72,351,823	$0.35

     The weighted average diluted common shares outstanding for the three and six months ended June 30, 2006 excludes the effect of approximately 2.6 million and 2.4 million, respectively, of out-of-the-money options, restricted shares and warrants because their effect would be anti-dilutive. The weighted average diluted common

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

shares outstanding for the three and six months ended June 30, 2005 excludes the effect of approximately 0.7 million and 0.8 million, respectively, of out-of-the-money options because their effect would be anti-dilutive.

9.   COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     In the fourth quarter of 2005, our Conferencing & Collaboration and Data Communications subsidiaries each entered into separate one-floor leases with 3280 Peachtree I LLC for office space for their corporate headquarters at 3280 Peachtree Road, Atlanta, Georgia. The leases have an effective date of August 1, 2007, with terms of 84 months and 23,529 square feet of space on each floor. The leases require an aggregate average annual minimum rent payment of approximately $1.1 million, with first year estimated operating expenses unknown at this time. We have entered into a guaranty with the landlord under each of the leases which guarantees the payment and performance obligations of our Conferencing & Collaboration and Data Communications subsidiaries.

Supply Agreements

     We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. These contracts generally provide fixed transmission prices for terms of two to four years and are subject to early termination fees in certain events. Some of our telecommunications supply agreements contain commitments that require us to purchase a minimum amount of services through 2009. In the second quarter of 2006, we renegotiated several of these agreements. The aggregate amount of these minimum purchase requirements are approximately $15.0 million, $16.4 million, $7.0 million, and $0.2 million in 2006 through 2009, respectively.

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC), who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which were granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, with oral arguments currently scheduled for October 6, 2006.

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

     On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleged that Xpedite transmitted pre-recorded telephone calls advertising its services to telephone numbers in Maryland, including one call to Mr. Worsham's telephone number, in violation of the federal Telephone Consumer Protection Act of 1991, as amended (TCPA), and applicable Federal Communication Commission (FCC) rules. The complaint also alleged violations of federal caller identification requirements under FCC rules and violations of the Maryland Telephone Consumer Protection Act. The complaint sought statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes, treble damages for what is alleged to have been willful conduct and injunctive relief. No class had been certified in the case. On June 14, 2006, the parties entered into a settlement agreement that provides for, among other things, dismissal of the action with prejudice, mutual releases and the payment of a settlement amount by Xpedite to Mr. Worsham of $32,000.

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

     One of Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), has historically accounted for a significant amount of revenue. Sales to that customer accounted for approximately 2% of consolidated revenues from continuing operations (4% of Conferencing & Collaboration segment revenue) in the first half of 2006, and approximately 8% of consolidated revenues from continuing operations (17% of Conferencing & Collaboration segment revenue) in the first half of 2005. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2006.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Revenues from continuing operations:
Conferencing & Collaboration	$68.6	$66.6	$135.4	$128.6
Data Communications	57.0	65.5	111.9	130.7
	$125.6	$132.1	$247.3	$259.3
Income (loss):
Income (loss) from continuing operations:
Conferencing & Collaboration	$8.6	$10.2	$16.8	$19.8
Data Communications	1.4	6.2	2.8	12.4
Unallocated corporate costs	(4.0)	(2.9)	(5.9)	(5.6)
	$6.0	$13.5	$13.7	$26.6

	June 30,	December 31,
	2006	2005
Identifiable Assets:
Conferencing & Collaboration	$250.8	$241.6
Data Communications	257.8	234.8
Unallocated corporate assets	17.6	18.9
	$526.2	$495.3

     The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues from continuing operations:
North America	$80.3	$85.0	$159.6	$166.8
Europe	24.3	27.5	47.3	54.3
Asia Pacific	21.0	19.6	40.4	38.2
	$125.6	$132.1	$247.3	$259.3

11.  STATEMENT OF CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash paid during the year for:
Interest	$1,755	$1,273	$ 3,290	$1,944
Income taxes, net	$7,616	$6,151	$10,866	$7,931

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In March 2005, we entered into a capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at June 30, 2006 was $2.2 million.

12.  SUBSEQUENT EVENTS

     In July 2006, we continued to execute our long-range plan to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications. As a result of these efforts, we are expecting to record additional restructuring costs in the third quarter of 2006.

     During July and August 2006, we repurchased 640,000 shares of our common stock in the open market pursuant to our new Board-approved stock repurchase program for approximately $4.8 million.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a global outsource provider of business process solutions. Our mission is to innovate communication technologies-based applications that simplify our enterprise customers’ critical business processes. We go to market with solutions in four core business practices: Conferencing Solutions, which is included in our Conferencing & Collaboration business segment, and Document Solutions, Alerts & Notifications Solutions and Marketing Automation Solutions, which are included in our Data Communications business segment.

     Key highlights of our financial and strategic accomplishments during the second quarter of 2006 include:

  Generated record daily and quarterly volumes in our Conferencing Solutions;

  Grew revenue from our DocuManager IP fax services within our Document Management Solutions business practice by greater than 36% from the second quarter of 2005;

  Grew revenue from our Marketing Automation Solutions by greater than 120% year-over-year;

  Repurchased nearly 2.4 million shares of our common stock in the open market;

  Secured a new Board-approved share repurchase program for up to 7.0 million shares, representing approximately 10% of our total shares outstanding; and

  Expanded our line of credit limit to $300 million from $180 million.

     In the first half of 2006, we continued to focus on our primary business objectives for 2006 of improving sales productivity, improving our customers’ experience and access to our services, delivering more predictable revenue, building brand awareness and pursuing the expanding wireless market opportunity. First, we believe that we continued to generate improvements in sales performance, including through our new appointment setting team. Second, we also believe that we continued to improve our customers’ experience though automation, including through our continued development efforts on a customer-centric portal that will provide our customers with direct access to our platform and business process solutions from customers’ desktops, which we expect to roll-out in the fourth quarter of 2006. Third, we continued to transition toward more predictable, recurring revenue by seeking to enter into annual or multi-year customer contracts with monthly minimum commitments and flat-rate service plans for certain of our services, as well as through our sales and marketing efforts for our DocuManager IP fax services in order to more proactively manage our declining legacy broadcast fax business. Fourth, we recently launched our traveling road show, the Solutions Café, which is a mobile demonstration designed to provide a hands-on experience with many of our solutions. Fifth, we continued our sales and marketing efforts for our PremiereAnywhere mobile solutions, including though an initiative with one of the large wireless carriers.

     In addition, we recently announced certain strategic changes implemented to further transition the delivery of our services as a unified company. For example, we consolidated our management team, standardized on a common financial reporting platform, nearly completed our roll-out of a global Web-enabled billing platform and realigned our sales and marketing functions into our four core business practices. We believe that these initiatives will assist in emphasizing our scale and breadth of services and will allow us to capitalize on cross-selling opportunities within our global enterprise customer base. We also expect to record additional restructuring costs in the third quarter of 2006 as a result of our continued efforts to consolidate duplicative business processes and functions between both business units.

     We intend to continue to use our cash flows and liquidity to repurchase shares of our common stock and to seek strategic acquisitions in order to provide us with additional customers, technologies and applications for our core business practice solutions.

     The results of operations for the three and six months ended June 30, 2006, are not indicative of the results that may be expected for the full fiscal year of 2006 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table presents selected financial information regarding our operating segments for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Revenues from continuing operations:
Conferencing & Collaboration	$68.6	$66.6	$135.4	$128.6
Data Communications	57.0	65.5	111.9	130.7
	$125.6	$132.1	$247.3	$259.3
Income:
Income (loss) from continuing operations:
Conferencing & Collaboration	$8.6	$10.2	$16.8	$19.8
Data Communications	1.4	6.2	2.8	12.4
Unallocated corporate costs	(4.0)	(2.9)	(5.9)	(5.6)
	$6.0	$13.5	$13.7	$26.6

     The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues from continuing operations:
North America	$80.3	$85.0	$159.6	$166.8
Europe	24.3	27.5	47.3	54.3
Asia Pacific	21.0	19.6	40.4	38.2
	$125.6	$132.1	$247.3	$259.3

ANALYSIS

Revenues

     Consolidated revenues decreased 4.9% to $125.6 million for the three months ended June 30, 2006 compared with $132.1 million for the same period in 2005 and decreased 4.6% to $247.3 million for the six months ended June 30, 2006 compared with $259.3 million for the same period in 2005. On a reportable segment basis:

  For the three months ended June 30, 2006 and 2005, Conferencing & Collaboration revenue was 54.6% and 50.4% of consolidated revenues, respectively. For the six months ended June 30, 2006 and 2005, Conferencing & Collaboration revenue was 54.7% and 49.6% of consolidated revenues, respectively. For the three months ended June 30, 2006 as compared to the same period in 2005, Conferencing & Collaboration experienced a 3.0% increase in revenue from $66.6 million to $68.6 million. For the six months ended June 30, 2006 and 2005, Conferencing & Collaboration experienced a 5.3% increase in revenue from $128.6 million to $135.4 million. These increases were primarily associated with growth in our ReadyConference® Plus and Web collaboration services, which we expect to continue to grow. These increases were augmented by our acquisitions of Intelligent Meetings, Netspoke and the conferencing services business of Citizens Communications during 2005. Offsetting this increase was a decline in conferencing revenue from IBM, which was $2.8 million and $9.9 million for the three months ended June 30, 2006 and 2005, respectively, and $5.5 million and $21.3 million for the six months ended June 30, 2006 and 2005, respectively. For the remainder of 2006, we do not expect significant declines in conferencing revenue from IBM, since IBM materially completed its transition to an internal automated conferencing solution during the fourth quarter of 2005.

  For the three months ended June 30, 2006 and 2005, respectively, Data Communications revenue was 45.4% and 49.6% of consolidated revenues. For the six months ended June 30, 2006 and 2005, Data Communications revenue was 45.3% and 50.5% of consolidated revenues, respectively. For the three months ended June 30, 2006 and 2005, Data Communications experienced a 13.0% decrease in revenue from $65.5 million to $57.0 million. For the six months ended June 30, 2006 as compared to the comparable period in 2005, Data Communications experienced a 14.4% decrease in revenue from $130.8 million to $111.9 million. Decreases in revenue were associated with the combination of declines in fax and voice delivery services. The declines in fax services revenue are associated with continued price and volume declines in broadcast and transactional fax services. The primary drivers of these declines are associated with regulatory uncertainties in 2005 and the transition of these services to lower priced e-mail services or to customers’ in-house solutions. Declines in voice delivery services revenue were primarily associated with the suspension of service for non-payment of two of our significant customers during the third quarter of 2005. These declines have been offset by growth in our DocuManager and Marketing Automation service offerings and the acquisition of Accucast during the first quarter of 2006. Fax services revenue was $35.6 million and $43.4 million for the three months ended June 30, 2006 and 2005, respectively and $70.6 and $87.7 for the six months ended June 30, 2006 and 2005, respectively. We expect continued declines in our fax services revenue as a result of price and volume declines associated with continued trends toward lower priced e-mail delivery services. North America revenue was $26.1 million and $30.9 million for the three months ended June 30, 2006 and 2005, respectively. North America revenue was $52.1 million and $62.2 million for the six months ended June 30, 2006 and 2005, respectively. International revenue was $30.9 million and $34.6 million for the three months ended June 30, 2006 and 2005, respectively. International revenue was $59.8 million and $68.7 million for the three months ended June 30, 2006 and 2005, respectively.

     For the three and six months ended June 30, 2006, consolidated revenues on a geographic region basis decreased in North America to $80.3 million and $159.6 million, respectively, from $85.0 million and $166.8 million, respectively, for the comparable periods in 2005. For the three and six months ended June 30, 2006, consolidated revenues in Europe decreased to $24.3 million and $47.3 million, respectively, from $27.5 million and $54.3 million for the same periods in 2005. For the three months and six months ended June 30, 2006, Asia Pacific revenues increased to $21.0 million and $40.4 million, respectively, from $19.6 million and $38.2 million for the same periods in 2005. North America revenue declined primarily as a result of declines in fax revenue and conferencing revenue from IBM, offset in part by our acquisitions of Accucast, Intelligent Meetings, Netspoke and the conferencing services business of Citizens Communications. The declines in Europe were the result of declines in fax services revenue, offset in part by growth in our Conferencing & Collaboration services and the weakening of the U.S. dollar to the Euro and British pound. The growth in Asia Pacific revenue is associated with growth in our Conferencing & Collaboration services, offset by the strengthening of the U.S. dollar to the Australian Dollar. We cannot predict the effect of foreign exchange rate impacts on revenues. An analysis of the effect of foreign exchange to the U.S dollar can be found in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Cost of revenues

     Consolidated cost of revenues increased 3.3% to $49.2 million from $47.6 million and increased to 39.2% from 36.1% of consolidated revenues for the three months ended June 30, 2006 and 2005, respectively. Consolidated cost of revenues increased 4.4% to $97.6 million from $93.5 million and increased to 39.5% from

36.1% of consolidated revenues, for the six months ended June 30, 2006 and 2005, respectively. Cost of revenues as a percentage of consolidated revenues increased as a result of the decrease in higher margin fax services revenue and conferencing revenue from IBM, continued price compression and increased network regulatory cost charges. Conferencing & Collaboration cost of revenue as a percentage of segment revenue was 36.8% and 34.5% for the three months ended June 30, 2006 and 2005, respectively, and 37.4% and 34.2% for the six months ended June 30, 2006 and 2005, respectively. Data Communications cost of revenue as a percentage of segment revenue was 42.1% and 37.7% for the three months ended June 30, 2006 and 2005, respectively, and 42.0% and 37.8% for the six months ended June 30, 2006 and 2005, respectively.

Selling and marketing

     Consolidated selling and marketing costs decreased 0.6% to $33.8 million from $34.0 million, and increased to 26.9% from 25.8% of consolidated revenues, for the three months ended June 30, 2006 and 2005, respectively. Consolidated selling and marketing costs decreased 0.3% to $66.6 million from $66.7 million, and increased to 26.9% from 25.7% of consolidated revenues, for the six months ended June 30, 2006 and 2005, respectively. The increase in selling and marketing costs as a percentage of consolidated revenues is the result of significant declines in fax services revenue, which has a significantly lower selling and marketing cost than our other service offerings, offset in part by reductions in selling and marketing resources within Data Communications. We also invested in additional advertising and marketing efforts to promote our PremiereAnywhere mobile solutions and to promote brand awareness of all of our services. We expect that selling and marketing costs as a percentage of consolidated revenues in the second half of 2006 will remain at levels similar to the first half of 2006 as we continue to invest in our new service offerings. Conferencing & Collaboration selling and marketing costs as a percentage of segment revenue were 27.4% and 25.7% for the three months ended June 30, 2006 and 2005, respectively, and 26.5% and 25.7% for the six months ended June 30, 2006 and 2005, respectively. Data Communications selling and marketing costs as a percentage of segment revenue were 24.7% and 25.6% for the three months ended June 30, 2006 and 2005, respectively, and 25.9% and 25.6% for the six months ended June 30, 2006 and 2005, respectively.

Research and development

     Consolidated research and development costs increased 14.1% to $2.8 million from $2.5 million, and increased to 2.3% from 1.9% of consolidated revenues, for the three months ended June 30, 2006 and 2005, respectively. Consolidated research and development costs increased 11.7% to $5.7 million from $5.1 million, and increased to 2.3% from 2.0% of consolidated revenues, for the six months ended June 30, 2006 and 2005, respectively. These costs increased as a percentage of consolidated revenues as we continued to invest in new services, enhance our existing services and maintain our growing number of services developed over the last several years. Conferencing & Collaboration research and development costs as a percentage of segment revenue were 1.8% and 1.4% for the three months ended June 30, 2006 and 2005, respectively, and 1.6% and 1.2% for the six months ended June 30, 2006 and 2005, respectively. Data Communications research and development costs as a percentage of segment revenue were 2.6% and 2.4% for the three months ended June 30, 2006 and 2005, respectively, and 2.8% and 2.7% for the six months ended June 30, 2006 and 2005, respectively.

General and administrative

     Consolidated general and administrative costs increased 0.4% to $14.9 million from $14.8 million, and increased to 11.8% from 11.2% of consolidated revenues, for the three months ended June 30, 2006 and 2005, respectively. Consolidated general and administrative costs increased 0.5% to $28.6 million from $28.4 million, and increased to 11.6% from 11.0% of consolidated revenues, for the six months ended June 30, 2006 and 2005, respectively. General and administrative costs remained generally flat and increased as a percentage of consolidated revenues primarily as a result of significant declines in fax services revenue and conferencing revenue from IBM, which carry lower general and administrative costs than our other service offerings. Conferencing & Collaboration general and administrative costs as a percentage of segment revenue were 6.7% and 6.5% for the three months ended June 30, 2006 and 2005, respectively, and 6.7% and 6.4% for the six months ended June 30, 2006 and 2005, respectively. Data Communications general and administrative costs as a percentage of segment revenue were 9.6% and 8.3% for the three months ended June 30, 2006 and 2005, respectively, and 9.6% and 8.0% for the six months ended June 30, 2006 and 2005, respectively. Corporate unallocated general and administrative costs as a percentage of consolidated revenues were 3.8% for both the three months ended June 30, 2006 and 2005. Corporate unallocated general and administrative costs as a percentage of consolidated revenues were 3.5% and 3.7% for the six months ended June 30, 2006 and 2005, respectively.

Depreciation

     Consolidated depreciation expense decreased 8.4% to $5.8 million from $6.4 million, and decreased to 4.7% from 4.8% of consolidated revenues, for the three months ended June 30, 2006 and 2005, respectively. Consolidated depreciation expense decreased 9.0% to $11.8 million from $12.9 million, and decreased to 4.8% from 5.0% of consolidated revenues, for the six months ended June 30, 2006 and 2005, respectively. Depreciation costs as a percentage of consolidated revenues have declined temporarily as we have been able to utilize excess capacity from IBM and fax services to accommodate growth in other areas and our ability to invest in more longer term, efficient and cost effective capital to support our business. We expect this percentage to increase back to historical levels in the second half of 2006 as we continue to invest in our business. Conferencing & Collaboration depreciation expense as a percentage of segment revenue was 3.4% and 3.8% for the three months ended June 30, 2006 and 2005, respectively, and 3.5% and 4.0% for the six months ended June 30, 2006 and 2005, respectively. Data Communications depreciation expense as a percentage of segment revenue was 5.4% and 5.5% for the three months ended June 30, 2006 and 2005, respectively, and 5.6% for the six months ended June 30, 2006 and 2005. Corporate depreciation as a percentage of consolidated revenues was 0.4% and 0.2% for the three months ended June 30, 2006 and 2005, respectively. Corporate depreciation expense as a percentage of consolidated revenues was 0.3% and 0.2% for the six months ended June 30, 2006 and 2005, respectively.

Amortization

     Consolidated amortization expense decreased to $3.1 million and $6.2 million, or 2.5% of consolidated revenues, for the three and six months ended June 30, 2006, respectively, from $3.4 million and $6.5 million, or 2.5% of consolidated revenues, for the comparable periods in 2005. Amortization costs remained flat as a result of intangibles acquired five years ago becoming fully amortized, offset by amortization from our acquisitions of Accucast, Intelligent Meetings, Netspoke and the conferencing services business of Citizens Communications.

Restructuring costs

Realignment of Workforce – 2006

     During the six months ended June 30, 2006, we continued to execute our long-range plan to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications. This is the result of the continuation of our plans that began during 2005. Management expects further restructuring costs as it finalizes executing these plans during 2006. As a result of these consolidation efforts, we recorded costs for future severance of approximately $2.7 million for 40 employees in the customer service, finance, operations and sales and marketing functions in all regions of both business units. In addition, we recorded $0.6 million of lease termination costs associated with five locations that we vacated, or will be vacating, as a result of consolidation efforts between our two operating segments. Management expects to pay the severance obligations and a majority of the lease termination costs during 2006 and 2007. The remaining balance in this accrual at June 30, 2006 was $2.4 million.

Realignment of Workforce - 2005

     During 2005, we executed a long-range plan to consolidate duplicative business processes and functions and re-align our sales force. This plan encompasses managing ourselves under the “Premiere Global Services” brand name as opposed to separate businesses. As a result of this plan, we have recorded restructuring costs for future severance payments of $3.3 million. During the first half of 2005, these costs were associated with a reduction in workforce of approximately 20 employees in various European country-level and North America finance functions in our Data Communications business segment. During the third quarter of 2005, these costs were associated with a reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions at both business segments, primarily in North America and Europe. The reduction in non-financial functions is the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reduction in financial functions during the third quarter is the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America. In the first half of each of 2006 and 2005, we paid approximately $0.6 million and $0.1 million, respectively, related to severance and exit costs. In addition, in the second quarter of 2006, we adjusted the restructuring reserve in Europe by $0.2 million as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay the remaining severance obligations during 2006. The remaining balance in this accrual at June 30, 2006 is $0.1 million.

Interest expense, net

     Net interest expense increased to $2.0 million and $3.7 million for the three and six months ended June 30, 2006, respectively, from $1.2 million and $1.8 million for the comparable periods in 2005. Interest expense increased primarily as a result of the increase in domestic interest rates and an increased outstanding position on our line of credit, with average debt outstanding during the three months ended June 30, 2006 and 2005 at $116.3 million and $101.8 million, respectively. Average debt outstanding during the six months ended June 30, 2006 and 2005 was $112.5 million and $88.6 million, respectively.

Loss on sale of marketable securities

     During 2005, we bought and sold securities of various companies in the same industries as Conferencing & Collaboration and Data Communications. During 2005, we sold the remaining securities we bought during 2004 for a loss of $0.1 million. As of June 30, 2006, we do not hold any marketable securities of companies that are publicly traded.

Other, net

     Other, net was $0.3 million and $0.0 million for the three months ended June 30, 2006 and 2005, respectively, and $0.0 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively. Other, net was comprised primarily of foreign exchange gains and losses associated with the settlement of transactions in currencies other than the currency in which they were originally executed.

Effective income tax rate

     For the three and six months ended June 30, 2006, our effective income tax rate varied from the statutory rate primarily as a result of non-deductible executive compensation expenses. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

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

Discontinued operations

     In July 2005, we settled the litigation with JOBA, Inc., a franchisee of our former Voicecom reportable segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement which provided for payment in aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by a party to the litigation but unrelated to us, Voicecom Telecommunications, LLC. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the condensed consolidated statements of operations.

     During the second quarter of 2005, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

SFAS No. 123(R) — Stock Options Issued Before January 1, 2006

     Upon our adoption of SFAS No. 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of January 1, 2006, and will record compensation cost for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant dates. The amounts recorded during the three and six months ended June 30, 2006 of approximately $0.7 million and $1.6 million, respectively, represents equity-based compensation relating to the vesting of options that were still unvested as of January 1, 2006. There was no such expense recorded during the three and six months ended June 30, 2005.

Acquisitions

     We seek to acquire companies that increase our market share and bring us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Data Communications

     In January 2006, Data Communications acquired all of the outstanding stock of Accucast, Inc., a U.S.-based provider of e-mail communications services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. In May 2006, we paid an additional $0.9 million cash purchase price upon the achievement of the first milestone target as specified in the purchase agreement. We may pay up to an additional $2.1 million in cash purchase price based upon the achievement of additional milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.1 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. As we have not finalized our fixed asset valuation, the residual $11.9 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Conferencing & Collaboration

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, Inc., a U.S.-based provider of audio and Web conferencing services. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $1.1 million has been allocated to acquired fixed assets, $1.3 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer intangible assets purchased. As we have not finalized our fixed asset valuation, the residual $20.7 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2006, we had $21.7 million in cash and cash equivalents compared to $20.5 million at December 31, 2005. Cash balances residing outside of the U.S. at June 30, 2006 were $20.9 million compared to $19.9 million at December 31, 2005. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses are recorded in the cumulative translation adjustment account on the balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At June 30, 2006, we had approximately $177.8 million of availability under our existing $300 million line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

     Net cash provided by operating activities from continuing operations totaled approximately $30.7 million for the six months ended June 30, 2006 compared to cash provided by operating activities of approximately $53.4 million for the same period in 2005. The decrease in operating cash flow is attributable to decreased net income from continuing operations for the six months ended June 30, 2006 compared to the same period in 2005, as well as the increase in domestic income taxes paid because we have fully utilized our domestic net operating loss carryforwards that were not subject to Section 382 limitations of the Internal Revenue Code of 1986, as amended. These decreases were supplemented by increased payments for restructuring costs and legal settlements.

Cash used in investing activities

     Cash used in investing activities from continuing operations totaled $34.5 million for the six months ended June 30, 2006 compared to cash used in investing activities from continuing operations totaling $67.2 million for the same period in 2005. The principal uses of cash from investing activities for the six months ended June 30, 2006 were primarily associated with $18.8 million of capital expenditures and $15.7 million for costs associated with the acquisition of Accucast and costs associated with prior acquisitions. The principal uses of cash in investing activities in the six months ended June 30, 2005 include $14.3 million of capital expenditures and $53.4 million for the acquisitions of Intelligent Meetings, the conferencing services business of Citizens Communications and costs associated with prior-year acquisitions. These cash uses were offset slightly by net proceeds from the purchase and sale of marketable securities of $0.4 million.

Cash provided by financing activities

     Cash provided by financing activities from continuing operations for the six months ended June 30, 2006 totaled $4.4 million compared with cash provided by financing activities from continuing operations of $16.7 million for the same period in 2005. Cash provided by financing activities for the six months ended June 30, 2006 included $22.1 million of net borrowings on our line of credit to fund treasury stock purchases of $19.0 million and proceeds from stock option exercises of $1.3 million. Cash provided by financing activities for the six months ended June 30, 2005 included $22.3 million of net borrowings on our line of credit to fund acquisition activities, proceeds from payment of a shareholder note receivable from our chief executive officer of $4.0 million and proceeds from stock option exercises of $6.4 million, offset by treasury stock purchases of $16.0 million.

Off-balance sheet arrangements

     As of June 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In addition, more states may claim that we are subject to an assessment of sales taxes. As of June 30, 2006 and December 31, 2005, we had approximately $5.7 million accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. We believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions.

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

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of June 30, 2006 and December 31, 2005, we had approximately $4.6 million and $3.1 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. Since December 31, 2005, we provided for an additional $1.5 million accrual based on the results of a preliminary audit with a state that questioned our methodology used in allocating taxable income to it from other states in which we are not subject to income tax. We believe our methodology is consistent with generally accepted methods used in other states but believe that it is more likely than not we will incur this liability. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., that increases the amount available to us under our line of credit from $180 million to $300 million, reduces the applicable percentages across the pricing grid and extends the maturity of the credit facility from February 2009 to April 2011. The amendment also provides for an uncommitted accordion feature allowing for an additional increase of $100 million to $400 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of June 30, 2006, we were in compliance with all material covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At June 30, 2006, our interest rate on 30-day LIBOR loans was 6.08% . As of June 30, 2006, we had $121.3 million of borrowings outstanding and $0.9 million in letters of credit outstanding under our line of credit.

     In March 2005, we entered into a capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 4.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at June 30, 2006 was $2.2 million.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at June 30, 2006 was $0.3 million.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, which is exclusive of our applicable margin as stated in our credit facility. The interest rate swap effectively converts the interest payments on $50.0 million of our LIBOR-based borrowings to a fixed rate. We have not designated this interest rate swap as a hedge and are accounting for it in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value are recognized in earnings.

     At June 30, 2006, we had no other indebtedness outstanding except for the borrowings under our line of credit, the capital lease line and the capital lease obligation for network equipment.

Liquidity

     As of June 30, 2006, we had $21.7 million of cash and cash equivalents. We generated positive operating cash flows from each of our business segments for the three and six months ended June 30, 2006. Each business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have drawn on our line of credit in order to fund certain acquisitions. At June 30, 2006, we had $177.8 million of undrawn available credit on our existing $300 million line of credit.

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

SUBSEQUENT EVENTS

     In July 2006, we continued to execute our long-range plan to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications. As a result of these efforts, we are expecting to record additional restructuring costs in the third quarter of 2006.

     During July and August 2006, we repurchased 640,000 shares of our common stock in the open market pursuant to our new Board-approved stock repurchase program for approximately $4.8 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, >Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

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

  Factors described under the caption Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2006; and

  Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission (SEC).

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

     At June 30, 2006, we had borrowings of approximately $71.3 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.6 million based on our June 30, 2006 debt level.

     Approximately 36.8% of our consolidated revenues and 36.4% of our consolidated operating costs and expenses were transacted in foreign currencies for the six-month period ended June 30, 2006. As a result, fluctuations in exchange rates impact the amount of our reported revenues and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the six-month period ended June 30, 2006 by approximately $9.1 million and consolidated operating costs and expenses for the six-month period ended June 30, 2006 by approximately $7.0 million. We have not used derivatives to manage foreign currency exchange translation risk, and no foreign currency exchange derivatives were outstanding at June 30, 2006.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2006, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite, who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which were granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, with oral arguments currently scheduled for October 6, 2006.

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

     On February 22, 2005, Paul Worsham filed a purported class action in the Circuit Court for Montgomery County, Maryland against our Data Communications subsidiary, Xpedite. The complaint alleged that Xpedite transmitted pre-recorded telephone calls advertising its services to telephone numbers in Maryland, including one call to Mr. Worsham's telephone number, in violation of the federal TCPA and applicable FCC rules. The complaint also alleged violations of federal caller identification requirements under FCC rules and violations of the Maryland Maryland Telephone Consumer Protection Act. The complaint sought statutory damages under the federal and Maryland statutes for each of four alleged violations of the two statutes, treble damages for what is alleged to have been willful conduct and injunctive relief. No class had been certified in the case. On June 14, 2006, the parties entered into a settlement agreement that provides for, among other things, dismissal of the action with prejudice, mutual releases and the payment of a settlement amount by Xpedite to Mr. Worsham of $32,000.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A.      RISK FACTORS.

     Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2006 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in those reports.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares
	Total Number		Purchased as Part of	Maximum Number of Shares
	of Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs
April 1-30, 2006	0	—	0	2,362,038
May 1-31, 2006	1,612,800	$7.58	1,612,800	749,238
June 1-30, 2006	749,238	$7.75	749,238	7,000,000
Total	2,362,038	$7.63	2,362,038	7,000,000

     In June 2006, our board of directors authorized, and we announced, a new stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. In that same month, we had reached our prior authorized limit of 5.4 million shares from our prior stock repurchase program approved by our board in May 2000, as amended and increased in January 2003.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on May 3, 2006. At the annual meeting, the following matters were voted on with the following results:

     Election of Directors. At the annual meeting, Boland T. Jones, Jeffrey T. Arnold and John R. Harris were elected to serve as Class III directors for three-year terms expiring at the 2009 annual meeting of shareholders. Voting results were as follows:

Name of Director	Votes For	Votes Withheld	Abstentions

Boland T. Jones	61,799,931	1,493,101	0

Jeffrey T. Arnold	63,114,246	178,786	0

John R. Harris	61,333,884	1,959,148	0

     The following persons continued as directors following the annual meeting: Jeffrey A. Allred, Wilkie S. Colyer, Raymond H. Pirtle, Jr. and J. Walker Smith, Jr.

ITEM 5.      OTHER INFORMATION

      None.

ITEM 6.      EXHIBITS

10.1
Restricted Stock Agreement by and between Jeffrey A. Allred and the Registrant dated May 5, 2006 under the Premiere Global Services, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed May 11, 2006).

10.2
Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant dated May 5, 2006 under the Premiere Global Services, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed May 11, 2006).

10.3
Restricted Stock Agreement by and between T. Lee Provow and the Registrant dated May 5, 2006 under the Premiere Global Services, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed May 11, 2006).

10.4
Amendment No. 3 to Credit Agreement dated as of April 24, 2006, by and among Premiere Global Services, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2006 and filed April 25, 2006).

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

Date: August 9, 2006	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Restricted Stock Agreement by and between Jeffrey A. Allred and the Registrant dated May 5, 2006 under the Premiere Global Services, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed May 11, 2006).

10.2
Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant dated May 5, 2006 under the Premiere Global Services, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed May 11, 2006).

10.3
Restricted Stock Agreement by and between T. Lee Provow and the Registrant dated May 5, 2006 under the Premiere Global Services, Inc. 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed May 11, 2006).

10.4
Amendment No. 3 to Credit Agreement dated as of April 24, 2006, by and among Premiere Global Services, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 26, 2006 and filed April 25, 2006).

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