Form 10-Q
period 2006-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2006-11-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ___________________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, $0.01 par value	70,166,889 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

		Page

PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	as of September 30, 2006 and December 31, 2005	1

	Condensed Consolidated Statements of Operations
	for the Three and Nine Months Ended September 30, 2006 and 2005	2

	Condensed Consolidated Statements of Cash Flows
	for the Nine Months Ended September 30, 2006 and 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4	Controls and Procedures	32

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3	Defaults Upon Senior Securities	36

Item 4	Submission of Matters to a Vote of Security Holders	36

Item 5	Other Information	36

Item 6	Exhibits	36

SIGNATURE		38

EXHIBIT INDEX		39

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,	December 31,
	2006	2005

ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$22,609	$20,508
Accounts receivable (less allowances of $6,429 and $7,560, respectively)	87,635	79,417
Prepaid expenses and other current assets	7,874	5,209
Deferred income taxes, net	12,303	12,392

Total current assets	130,421	117,526

PROPERTY AND EQUIPMENT, NET	84,918	75,742

OTHER ASSETS
Goodwill	293,099	257,565
Intangibles, net of amortization	40,368	39,662
Deferred income taxes, net	221	837
Other assets	5,085	3,958

	$554,112	$495,290

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$37,738	$37,745
Income taxes payable	4,675	4,394
Accrued taxes	7,659	6,148
Accrued expenses	27,046	34,439
Current maturities of long-term debt and capital lease obligations	1,430	799
Current portion of accrued restructuring costs	2,808	1,800

Total current liabilities	81,356	85,325

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	159,376	99,675
Accrued expenses	4,574	6,540

Total long-term liabilities	163,950	106,215

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 70,126,847 and
71,703,933 shares issued and outstanding in 2006 and 2005, respectively	701	717
Additional paid-in capital	662,146	681,719
Notes receivable, shareholder	(1,977)	(1,896)
Cumulative translation adjustment	789	(3,554)
Accumulated deficit	(352,853)	(373,236)

Total shareholders’ equity	308,806	303,750

	$554,112	$495,290

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

	(Unaudited)		(Unaudited)

Revenues	$122,118	$120,949	$369,411	$380,266

Operating Expenses:
Cost of revenues (exclusive of depreciation shown separately
below)	49,571	43,139	147,171	136,635
Selling and marketing	31,382	30,997	97,941	97,740
General and administrative	15,442	15,275	44,021	43,713
Research and development	3,118	2,742	8,768	7,801
Depreciation	6,208	5,400	17,973	18,325
Amortization	3,279	3,565	9,526	10,015
Restructuring costs	928	2,745	4,018	3,285

Total operating expenses	109,928	103,863	329,418	317,514

Operating income	12,190	17,086	39,993	62,752

Other (Expense) Income:
Interest expense	(2,548)	(1,677)	(6,454)	(3,926)
Interest income	74	61	305	481
Loss on sale of marketable securities	—	—	—	(116)
Other, net	(228)	60	(197)	126

Total other (expense) income	(2,702)	(1,556)	(6,346)	(3,435)

Income from continuing operations before income taxes	9,488	15,530	33,647	59,317
Income tax expense	2,771	6,008	13,264	23,175

Income from continuing operations	$6,717	$9,522	$20,383	$36,142

DISCONTINUED OPERATIONS:
Loss from operations of Voicecom	—	—	—	(1,952)
Income tax benefit	—	—	—	(683)

Loss on discontinued operations	—	—	—	(1,269)

Net income	$6,717	$9,522	$20,383	$34,873

BASIC AND DILUTED EARNINGS:
Income from continuing operations	$6,717	$9,522	$20,383	$36,142
Net income	$6,717	$9,522	$20,383	$34,873

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	67,919	70,326	69,375	70,437

Basic earnings per share:
Continuing operations	$0.10	$0.14	$0.29	$0.51
Discontinued operations	$—	$—	$—	$(0.01)

Net income	$0.10	$0.14	$0.29	$0.50

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	68,611	72,417	70,147	72,457

Diluted earnings per share:
Continuing operations	$0.10	$0.13	$0.29	$0.50
Discontinued operations	$—	$—	$—	$(0.02)

Net income	$0.10	$0.13	$0.29	$0.48

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,

	2006	2005

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,383	$34,873
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operations	—	1,269
Depreciation	17,973	18,325
Amortization	9,526	10,015
Amortization of deferred financing costs	366	338
Loss on sale of marketable securities, available for sale	—	116
Payments for legal settlements and related expenses	(2,496)	—
Deferred income taxes	(74)	8,712
Loss (gain) on disposal of assets	278	(45)
Payments for state sales tax	(1,204)	—
Restructuring costs	4,018	3,285
Payments for restructuring costs	(3,534)	(1,599)
Equity based compensation	7,830	5,093
Changes in assets and liabilities:
Accounts receivable, net	(5,260)	(8,445)
Prepaid expenses and other current assets	(1,503)	(1,230)
Accounts payable and accrued expenses	(4,477)	3,689

Total adjustments	21,443	39,523

Net cash provided by operating activities from continuing operations	41,826	74,396

Payments for discontinued operations	(733)	(1,771)

Net cash provided by operating activities	41,093	72,625

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,824)	(22,544)
Sale of marketable securities	—	755
Purchase of marketable securities	—	(306)
Business acquisitions, net of cash acquired	(43,291)	(78,097)

Net cash used in investing activities	(70,115)	(100,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(63,098)	(52,757)
Principal proceeds under borrowing arrangements	120,900	96,300
Payments received on shareholder notes	—	3,953
Purchase of treasury stock, at cost	(29,566)	(24,383)
Exercise of stock options	2,168	7,888

Net cash provided by financing activities	30,404	31,001

Effect of exchange rate changes on cash and cash equivalents	719	(3,052)

NET INCREASE IN CASH AND EQUIVALENTS	2,101	382
CASH AND EQUIVALENTS, beginning of period	20,508	25,882

CASH AND EQUIVALENTS, end of period	$22,609	$26,264

Accompanying notes are integral to these condensed consolidated financial statements.

1.  THE COMPANY AND ITS BUSINESS

     Premiere Global Services, Inc., a Georgia corporation, is a global outsource provider of business process solutions. Our mission is to simplify and automate critical daily communications between companies and their constituents with proprietary communication technologies-based applications hosted on our global, on-demand platform.. We go to market with solutions in four core business practices: Conferencing, which is included in our Conferencing & Collaboration business segment, and Document Solutions, Marketing Automation and Alerts & Notifications, which are included in our Data Communications business segment. The unaudited condensed consolidated balance sheet as of September 30, 2006, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2006 and 2005, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three and nine months ended September 30, 2006 are not indicative of the results that may be expected for the full fiscal year of 2006 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

     Included in accounts receivable at September 30, 2006 and December 31, 2005 was earned but unbilled revenue of approximately $6.1 million and $3.5 million, respectively. Unbilled revenue consists of earned but not yet billed revenue at period end (September 30, 2006 and December 31, 2005), which results from non-calendar month billing cycles and the one-month lag time in billing related to certain services. Unbilled revenue is billed within 30 days of calendar month end.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of services offerings and costs incurred to implement a new billing system at Conferencing & Collaboration and at Data Communications are being capitalized. For the three months ended September 30, 2006 and 2005, we capitalized approximately $2.0 million and $1.8 million, respectively, of software development costs. For the nine months ended September 30, 2006 and 2005, we capitalized approximately $5.0 million and $4.1 million, respectively, of software development costs. These capitalized costs are being depreciated on a straight-line basis over the estimated life of the related software, not to exceed seven years. Depreciation expense recorded for completed phases of software development in the three and nine months ended September 30, 2006 was $1.3 million and $4.3 million, respectively. Depreciation expense recorded for completed phases of software development in the three and nine months ended September 30, 2005 was $0.9 million and $2.5 million, respectively.

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

State Sales Taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. We continue to work with Massachusetts in their on-going audit. More states may claim that we are subject to an assessment of sales taxes. As of September 30, 2006 and December 31, 2005, we had approximately $4.4 million and $5.7 million, respectively, accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. We believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions.

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

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5. As of September 30, 2006 and December 31, 2005, we had approximately $4.6 million and $3.1 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. Since December 31, 2005, we provided for an additional $1.5 million accrual based on the results of a preliminary audit with a state that questioned our methodology used in allocating taxable income to it from other states in which we are not subject to income tax. We believe our methodology is consistent with generally accepted methods used in other states but believe that it is more likely than not we will incur this liability. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Treasury Stock

     All treasury stock transactions are recorded at cost. During the nine months ended September 30, 2006, we repurchased 3,662,038 shares of our common stock in the open market for approximately $28.0 million, pursuant to our Board-approved stock repurchase programs. In addition, during the nine months ended September 30, 2006, we withheld approximately 215,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $1.6 million to the Internal Revenue Service on their behalf. During the nine months ended September 30, 2005, we repurchased 1,924,900 shares of our common stock in the open market pursuant to our prior Board-approved stock repurchase program for approximately $19.9 million. In addition, during the nine months ended September 30, 2005, we withheld approximately 471,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $4.5 million to the Internal Revenue Service on their behalf.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at September 30, 2006 and December 31, 2005. For the nine months ended September 30, 2006 and 2005, total other comprehensive income was approximately $24.7 million and $30.5 million, respectively. Accumulated other comprehensive loss was $280.4 and $305.2 million at September 30, 2006 and December 31, 2005, respectively.

New Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

     In September 2006, the Securities and Exchange Commissions (SEC) staff added Section N to Staff SAB Topic 1 through the issuance of “Financial Statements – Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

Reclassifications

     Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to the 2006 presentation. Specifically in 2006, due to our adoption of SFAS No. 123(R), "Share-Based Payment," equity based compensation was reclassified to reflect these costs in the individual operating expense line items. Accordingly, approximately $0.1 million and $0.2 million were allocated to cost of revenues, approximately $0.2 million and $0.7 million were allocated to selling and marketing expense, approximately $0.8 million and $4.1 million were allocated to general and administrative expense and approximately $0.1 million was allocated to research and development expense in both periods for a total of approximately $1.2 million and $5.1 million that were reclassified for the three and nine months ended September 30, 2005, respectively. Additionally, SFAS 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of September 30, 2006 and December 31, 2005, approximately $21.1 million and $12.6 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of our condensed consolidated balance sheet.

Goodwill and Intangible Assets

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, “Accounting For Goodwill and Other Intangible Assets” (SFAS No. 142) (in thousands):

	September, 30, 2006			December 31, 2005

	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Value	Amortization	Value	Value	Amortization	Value

Intangible assets subject
to amortization	$156,516	$(116,148)	$40,368	$146,012	$(106,350)	$ 39,662

     Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $3.5 million for the remainder of 2006, $14.0 million in 2007, $11.1 million in 2008, $7.3 million in 2009, $3.0 million in 2010 and $0.7 million in 2011.

     Goodwill and intangible assets by reportable business segment at September 30, 2006 and December 31, 2005 (in thousands):

		Conferencing &	Data
		Collaboration	Communications	Total

Goodwill carrying value at December 31, 2005		$138,836	$118,729	$257,565
Additions and adjustments		21,224	14,310	35,534

Goodwill carrying value at September 30, 2006		$160,060	$133,039	$293,099

Intangibles carrying value at December 31, 2005		$23,423	$16,239	$39,662
Additions and adjustments		6,796	3,436	10,232
Amortization		(4,590)	(4,936)	(9,526)

Intangibles carrying value at September 30, 2006		$25,629	$14,739	$40,368

3 .	RESTRUCTURING COSTS

	Consolidated restructuring costs at December 31, 2005 and September 30, 2006 are as follows (in thousands):

	Accrued Costs at	2006 Charge to		Accrued Costs at
Consolidated	December 31, 2005	Operations	Payments	September 30, 2006

Accrued restructuring costs:
Severance and exit costs	$909	$3,415	$2,483	$1,841
Contractual obligations	3,923	603	1,051	3,475

Accrued restructuring costs	$4,832	$4,018	$3,534	$5,316

Realignment of Workforce – 2006

     During the nine months ended September 30, 2006, we continued to execute our long-range plans that began during 2005 to consolidate duplicative business processes and functions, primarily in finance, between Conferencing & Collaboration and Data Communications within Europe and North America. We expect further restructuring costs as we finalize the execution of these plans during 2006. As a result of these consolidation efforts, we recorded restructuring costs for future severance payments of approximately $3.6 million for approximately 45 employees in the customer service, finance, operations and sales and marketing functions in all regions of both business segments. In addition, we recorded $0.6 million of lease termination costs associated with five locations that we vacated as a result of consolidation efforts between our two business segments. We expect to pay the severance obligations and a majority of the lease termination costs during 2006 and 2007. Our reserve for these restructuring costs at September 30, 2006 was $1.9 million.

Realignment of Workforce - 2005

     During 2005, we executed a long-range plan to consolidate duplicative business processes and functions and re-align our sales force. This plan encompasses managing ourselves under the “Premiere Global Services” brand name as opposed to separate businesses. As a result of this plan, we have recorded restructuring costs for future severance payments of $3.3 million. During the first half of 2005, these costs were associated with a reduction in workforce of approximately 20 employees in various European country-level and North America finance functions in our Data Communications business segment. During the third quarter of 2005, these costs were associated with a reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions at both business segments, primarily in North America and Europe. The reduction in non-financial functions was the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reduction in financial functions during the third quarter was the result of the continuation of a long-range plan, in which we incurred restructuring charges in the first and second quarters of 2005 to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America. In the nine months ended September 30, 2006 and 2005, we paid approximately $0.7 million and $1.0 million, respectively, related to severance and exit costs. In addition, in the second quarter of 2006, we adjusted the restructuring reserve in Europe by $0.2 million as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay the remaining severance obligations during 2006. Our reserve for these restructuring costs at September 30, 2006 was $0.1 million.

4. MARKETABLE SECURITIES, AVAILABLE FOR SALE

     During 2005, we bought and sold securities of various companies operating in the same industries as Conferencing & Collaboration and Data Communications. During the three months ended March 31, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of September 30, 2006, we did not hold any marketable securities of companies that are publicly traded.

5. ACQUISITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Conferencing & Collaboration

     In September 2006, Conferencing & Collaboration acquired certain assets and the stock of eNunciate Corporation (Enunciate Conferencing), a Canadian-based provider of audio and Web conferencing services. We paid $25.9 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to other acquisition liabilities, $6.1 million has been allocated to identifiable customer lists and $0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. Because we have not finalized the closing balance sheet, the residual $20.1 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, Inc., a U.S.-based provider of audio and Web conferencing services. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.7 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer intangible assets purchased. The residual $21.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Data Communications

     In January 2006, Data Communications acquired all of the outstanding stock of Accucast, Inc., a U.S.-based provider of e-mail communications services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. During 2006, we paid an additional $1.5 million cash purchase price upon the achievement of the first milestone target as specified in the purchase agreement. We may pay up to an additional $1.5 million in cash purchase price based upon the achievement of additional milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.1 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital true-up, the residual $12.5 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

6. INDEBTEDNESS

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A. that increased the amount available to us under our line of credit from $180 million to $300 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100 million to $400 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of September 30, 2006, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.00% . At September 30, 2006, our interest rate on 30-day LIBOR loans was 6.32% . As of September 30, 2006, we had $157.1 million of borrowings outstanding and $0.9 million in letters of credit outstanding under our line of credit.

      In March and September 2006, we entered into a yen denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking Corporation, which has an implied interest rate of 1.4% on ¥300.0 million and 1.6% on ¥200.0 million through April 2007. The principal balance at September 30, 2006 was approximately $2.5 million.

     In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.1% and a term of 36 months. The principal balance at September 30, 2006 was $0.5 million.

     In March 2005, we entered into a capital lease for the purchase of various operating and network equipment. This capital lease line has an implied interest rate that varies between 2.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at September 30, 2006 was $2.6 million.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at September 30, 2006 was $0.3 million.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. All of these swaps are exclusive of our applicable margin as stated in our credit facility. We have not designated these interest rate swaps as hedges and are accounting for them in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value, which were immaterial for the three and nine months ended September 30, 2006, are recognized in earnings.

     At September 30, 2006, we had no other indebtedness outstanding except for the borrowings under our lines of credit and the capital lease obligations listed above.

7. EQUITY BASED COMPENSATION

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

     Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of September 30, 2006, approximately $21.1 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of the condensed consolidated balance sheet.

     Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (EITF 00-15). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

     The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2006, is as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2006

Income from continuing operations, as reported	$6,717	$20,383
Effect of adopting SFAS 123(R) on income from operations	335	1,367

Pro forma income from continuing operations	$7,052	$21,750

Income from continuing operations before income taxes, as
Reported	$9,488	$33,647
Effect of adopting SFAS 123(R) on income before income taxes	515	2,100

Pro forma income from continuing operations before income
Taxes	$10,003	$35,747

Net income, as reported	$6,717	$20,383
Effect of adopting SFAS 123(R) on net income	335	1,367

Pro forma net income	$7,052	$21,750

Net income per share, as reported:
Basic	$0.10	$0.29
Diluted	$0.10	$0.29

Effect of adopting SFAS 123(R) on net income per share, basic
and diluted	$0.00	$0.02

Pro forma net income per share:
Basic	$0.10	$0.31
Diluted	$0.10	$0.31

     Prior to our adoption of SFAS 123(R), we accounted for equity based compensation under the provisions and related interpretations of Accounting Principles Board (APB) 25, “Accounting for Stock Issued to Employees” (APB 25). Accordingly, we were not required to record compensation expense when stock options were granted to our employees as long as the exercise price was not less than the fair market value of the stock at the grant date. In October 1995, FASB issued SFAS 123, which allowed us to continue to follow the guidelines of APB 25, but required pro-forma disclosures of net income and earnings per share as if we had adopted the provisions of SFAS 123. In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB 123,” which provided alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for equity based employee compensation. We continued to account for equity based compensation under the provisions of APB 25 using the intrinsic value method.

     If compensation cost for our equity based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the three- and nine-month periods ended September 30, 2005, would have been as follows (in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005

Net income:
As reported	$ 9,522	$ 34,873
Add: stock-based employee compensation expense included
in reporting net income, net of related tax effect	755	3,114
Deduct: stock-based compensation expense determined
under fair value based method for all awards, net of related
tax effects	(1,344)	$ (4,845)

Pro forma net income for calculating basic net income per share	$ 8,933	$ 33,142

Basic net income per share:
As reported	$ 0.14	$ 0.50
Pro forma	$ 0.13	$ 0.47

Diluted net income per share:
As reported	$ 0.13	$ 0.48
Pro forma	$ 0.12	$ 0.46

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

     Only non-employee directors can participate in our directors plan. Under our directors plan, a total of 2,000,000 shares of our common stock have been reserved in connection with awards. No more than 10% of awards may be granted in the form of restricted stock, subject to antidilution adjustments, and only nonqualified options may be granted under our directors plan.

     Under our 2004 plan, a total of 4,000,000 shares of our common stock have been reserved in connection with awards. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 2004 plan during any one calendar year to any one grantee is 1,000,000 shares and $8.0 million, respectively. No more than 50% of awards may be granted in the form of “full value” awards, such as restricted stock, subject to anti-dilution adjustments under our 2004 plan.

     As of January 1, 2006, we had issued two types of equity based payment arrangements: stock options and restricted stock awards.

Stock Options

     The following table summarizes the activity of stock options under our stock plans from December 31, 2005 to September 30, 2006:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Options	Price	Value

Options outstanding at December 31, 2005:	3,793,392	$7.20
Granted	—	0.00
Exercised	(522,228)	4.15	$ 2,104,438
Expired	(514,109)	10.45

Options outstanding at September 30, 2006	2,757,055	$7.18	$ 5,599,058

Options exercisable at September 30, 2006	2,127,517	$6.42	$ 5,495,233

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the three-month period ended September 30, 2005: dividend yield of 0% in all periods; expected volatility of 64.3% using a weighted average of the historical, implied and guideline company methodologies; risk-free interest rates of 4.2%; and expected lives of four years. No stock options were granted in the nine months of 2006.

     For the three and nine months ended September 30, 2006, we recognized equity based compensation expense of approximately $0.5 million and $2.1 million, respectively, related to the vesting of stock options. As of September 30, 2006, we had approximately $2.2 million of unvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than three years.

Restricted Stock

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2005 to September 30, 2006:

		Weighted	Aggregate
		Average	Intrinsic
	Shares	Price	Value

Outstanding at December 31, 2005	1,389,830	$10.17
Granted	1,816,715	8.03
Vested/Released	(667,795)	9.02	$5,395,960
Forfeited	(38,333)	8.11

Outstanding at September 30, 2006	2,500,417	$ 8.95

     For the three and nine months ended September 30, 2006, we recognized equity based compensation expense of approximately $2.2 million and $5.7 million, respectively, related to the vesting of restricted stock. As of September 30, 2006, we had approximately $21.1 million of unvested restricted stock which we will record in our statement of operations over a weighted average recognition period of less than five years.

     In the nine months ended 2005, we recognized approximately $5.1 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $3.5 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with two members of management, $1.5 million related to restricted stock grants to other employees, $0.2 million related to payroll taxes withheld and remitted on behalf of employees on the vesting of restricted stock grants, $(0.3) million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options, and $0.2 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004.

8. EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2006 and December 31, 2005, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

     Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding stock options, warrants and unvested restricted shares are potentially dilutive securities during the three and nine months ended September 30, 2006 and 2005. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants and the unvested restricted shares, computed as follows:

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005

		Weighted			Weighted
	Net	Average	Earnings	Net	Average	Earnings
	Income	Share	Per Share	Income	Share	Per Share

Basic EPS	$6,717	67,918,830	$0.10	$9,522	70,325,762	$0.14
Effect of dilutive securities:
Stock options		548,882			767,125
Warrants		—			5,472
Unvested restricted shares		143,410			1,319,134

Diluted EPS	$6,717	68,611,122	$0.10	$9,522	72,417,493	$0.13

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005

		Weighted			Weighted
	Net	Average	Earnings	Net	Average	Earnings
	Income	Share	Per Share	Income	Share	Per Share

Basic EPS	$20,383	69,374,518	$0.29	$34,873	70,437,181	$0.50
Effect of dilutive securities:
Stock options		609,214			976,075
Warrants		—			14,672
Unvested restricted shares		163,163			1,029,441

Diluted EPS	$20,383	70,146,895	$ 0.29	$34,873	72,457,369	$0.48

     The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2006 excludes the effect of approximately 2.4 million and 2.2 million, respectively, of out-of-the-money options, warrants and restricted shares because their effect would be anti-dilutive. The weighted average diluted common shares outstanding for both the three and nine months ended September 30, 2005 excludes the effect of approximately 0.8 million of out-of-the-money options because their effect would be anti-dilutive.

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

Asset Retirement Obligation

     In the fourth quarter of 2005, we signed leases for our new corporate headquarters as discussed above, which are effective August 2007. In January 2006, we were notified by our current landlord of their intent to exercise a clause in our existing corporate headquarters lease to require certain site remediation costs to the space prior to us vacating in August 2007. As a result, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), we recorded approximately $0.8 million for remediation costs at December 31, 2005. In June 2006, we revised down our estimate of site remediation costs through negotiations with our landlord and contractors by $0.3 million. The remaining balance in this accrual at September 30, 2006 is $0.4 million.

Supply Agreements

     We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. These contracts generally provide fixed transmission prices for terms of two to four years and are subject to early termination fees in certain events. Some of our telecommunications supply agreements contain commitments that require us to purchase a minimum amount of services through 2009. In the second quarter of 2006, we renegotiated several of these agreements. The aggregate amount of these minimum purchase requirements are approximately $15.0 million, $16.8 million, $7.0 million, and $0.2 million in 2006 through 2009, respectively.

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC), who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre-and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which were granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, and oral arguments were heard on October 6, 2006.

     On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs.

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

     One of Conferencing & Collaboration’s customers, International Business Machines Corporation (IBM), has historically accounted for a significant amount of revenue. Sales to that customer accounted for approximately 2% of consolidated revenues from continuing operations (4% of Conferencing & Collaboration segment revenue) in the nine months ended September 30, 2006, and approximately 7% of consolidated revenues from continuing operations (14% of Conferencing & Collaboration segment revenue) in the nine months ended September 30, 2005. Because IBM has chosen to insource most of its automated conferencing needs, we expect sales to IBM will account for approximately 2% to 3% of consolidated revenues in 2006.

     Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005

Revenues:
Revenues from continuing operations:
Conferencing & Collaboration	$69.1	$62.1	$204.5	$190.6
Data Communications	53.0	58.8	164.9	189.7

	$122.1	$120.9	$369.4	$380.3

Income (loss):
Income (loss) from continuing operations:
Conferencing & Collaboration	$8.4	$8.6	$24.7	$28.6
Data Communications	1.4	3.5	5.0	15.7
Unallocated corporate costs	(3.1)	(2.6)	(9.3)	(8.2)

	$6.7	$9.5	$20.4	$36.1

		September 30, 2006		December 31, 2005

Identifiable Assets:
Conferencing & Collaboration		$285.1		$241.6
Data Communications		256.4		234.8
Unallocated corporate assets		12.6		18.9

		$554.1		$495.3

The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
Revenues from continuing operations:
North America	$78.2	$78.4	$238.0	$245.3
Europe	22.4	23.1	69.7	77.4
Asia Pacific	21.5	19.4	61.7	57.6

	$122.1	$120.9	$369.4	$380.3

11. STATEMENT OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
Cash paid during the year for:
Interest, net	$1,941	$1,322	$5,231	$3,266
Income taxes, net	$3,805	$2,268	$14,565	$10,200

     In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.1% and a term of 36 months. The principal balance at September 30, 2006 was $0.5 million.

     In March 2005, we entered into a capital lease line for the purchase of various operating equipment. This capital lease line has an implied interest rate that varies between 2.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at September 30, 2006 was $2.6 million.

12. SUBSEQUENT EVENTS

     In November 2006, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of EC Teleconferencing Pty Limited (ECT), an Australia-based provider of Web and audio conferencing services to small and medium sized businesses, for approximately AU$5.3 million, net of working capital. We funded the purchase with cash on hand and our local line of credit in Japan. We are in the process of completing its valuation of certain intangible assets in accordance with SFAS No. 142.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a global outsource provider of business process solutions. Our mission is to simplify and automate critical daily communications between companies and their constituents with proprietary communication technologies-based applications hosted on our global, on-demand platform. We go to market with solutions in four core business practices: Conferencing, which is included in our Conferencing & Collaboration business segment, and Document Solutions, Marketing Automation and Alerts & Notifications, which are included in our Data Communications business segment.

     Key highlights of our financial and strategic accomplishments during the third quarter of 2006 include:

  Grew Web conferencing revenue 30% from the comparable prior year period;

  Grew revenue from IP fax services by 20% from the third quarter of 2005;

  Grew revenue from Marketing Automation services by 78% year-over-year;

  Repurchased 1.3 million shares of common stock in the open market; and

  Acquired Enunciate Conferencing, Canada's third largest and fastest growing conferencing services provider (Source: Wainhouse Research).

     During the first nine months of 2006, we have continued to focus on our primary business objectives for 2006 of improving sales productivity, improving our customers’ experience and access to our services through automation, delivering more predictable revenue, building brand awareness and pursuing the expanding wireless market opportunity. In order to assist in our efforts to accomplish these objectives, we are in the process of transitioning the delivery of our services as a unified company. For example, we consolidated our management team and realigned our sales and marketing functions focusing their efforts on selling specific solutions within our core business practices. We believe that these initiatives will assist in emphasizing our scale and breadth of services and will allow us to capitalize on cross-selling opportunities within our global enterprise customer base. We expect to record additional restructuring costs in the fourth quarter of 2006 as a result of our continued efforts to consolidate duplicative business processes and functions between both business units.

     In addition, we continued our efforts to transition toward more predictable, recurring revenue by proactively managing our declining legacy broadcast fax business. Specifically, we are seeking to enter into annual or multi-year customer contracts with monthly minimum commitments and flat-rate service plans for these and certain of our other services, and we have focused our sales and marketing efforts on transitioning certain users of our legacy broadcast fax services to newer services like e-mail.

     We also continued our investments in automation designed to improve our customers’ experience and enhance our profitability. Our efforts include the continued development of a customer-centric Web portal that will provide our customers with direct access to our platform and business process solutions directly from their desktops, which we expect to roll-out in the first quarter of 2007.

     We intend to continue to use our cash flows and liquidity to repurchase shares of our common stock and to seek strategic acquisitions that provide us with additional customers, technologies, applications and sales personnel.

     The results of operations for the three months and nine months ended September 30, 2006, are not indicative of the results that may be expected for the full fiscal year of 2006 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2005 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table presents selected financial information regarding our geographic regions for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
Revenues:
Revenues from continuing operations:
Conferencing & Collaboration	$69.1	$62.1	$204.5	$190.6
Data Communications	53.0	58.8	164.9	189.7

	$122.1	$120.9	$369.4	$380.3

Income (loss):
Income (loss) from continuing operations:
Conferencing & Collaboration	$8.4	$8.6	$24.7	$28.6
Data Communications	1.4	3.6	5.0	15.7
Unallocated corporate costs	(3.1)	(2.7)	(9.3)	(8.2)

	$6.7	$9.5	$20.4	$36.1

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2006	2005	2006	2005
Revenues from continuing operations:
North America	$78.2	$78.4	$238.0	$245.3
Europe	22.4	23.1	69.7	77.4
Asia Pacific	21.5	19.4	61.7	57.6

	$122.1	$120.9	$369.4	$380.3

ANALYSIS Revenues

     Consolidated revenues increased 1.0% to $122.1 million for the three months ended September 30, 2006 compared with $120.9 million for the same period in 2005 and decreased 2.9% to $369.4 million for the nine months ended September 30, 2006 compared with $380.3 million for the same period in 2005. On a reportable segment basis:

  For the three months ended September 30, 2006 and 2005, Conferencing & Collaboration revenue was 56.6% and 51.3% of consolidated revenues, respectively. For the nine months ended September 30, 2006 and 2005, Conferencing & Collaboration revenue was 55.4% and 50.1% of consolidated revenues, respectively. For the three months ended September 30, 2006, as compared to the same period in 2005, Conferencing & Collaboration experienced an 11.3% increase in revenue from $62.1 million to $69.1 million. For the nine months ended September 30, 2006, as compared to the same period in 2005, Conferencing & Collaboration experienced a 7.2% increase in revenue from $190.6 million to $204.5 million. These increases were primarily associated with growth in our ReadyConference® Plus and Web collaboration services, which we expect will continue to grow. These increases were augmented by our acquisitions of Intelligent Meetings, Netspoke and the conferencing services business of Citizens Communications during 2005 and the acquisition of Enunciate Conferencing in September 2006. Offsetting this increase was a decline in conferencing revenue from IBM, which was $2.9 million and $4.8 million for the three months ended September 30, 2006 and 2005, respectively, and $8.4 million and $26.1 million for the nine months ended September 30, 2006 and 2005, respectively. For the remainder of 2006, we do not expect significant declines in conferencing revenue from IBM, since IBM materially completed its transition to an internal automated conferencing solution during the fourth quarter of 2005.

  For the three months ended September 30, 2006 and 2005, Data Communications revenue was 43.4% and 48.7% of consolidated revenues, respectively. For the nine months ended September 30, 2006 and 2005, Data Communications revenue was 44.6% and 49.9% of consolidated revenues, respectively. For the three months ended September 30, 2006, as compared to the same period in 2005, Data Communications experienced a 9.9% decrease in revenue from $58.8 million to $53.0 million. For the nine months ended September 30, 2006, as compared to the same period in 2005, Data Communications experienced a 13.1% decrease in revenue from $189.7 million to $164.9 million. Decreases in revenue were associated with declines in fax services. The declines in fax services revenue are associated with continued price and volume declines in broadcast and transactional fax services. The primary drivers of these declines are associated with regulatory uncertainties in 2005 and the transition of these services to lower priced e-mail services or to customers’ in-house solutions. These declines have been offset by growth in our IP fax services and Marketing Automation service offerings and the acquisition of Accucast during the first quarter of 2006. Fax services revenue was $31.4 million and $38.9 million for the three months ended September 30, 2006 and 2005, respectively, and $102.1 million and $126.7 million for the nine months ended September 30, 2006 and 2005, respectively. We expect continued declines in our fax services revenue as a result of price and volume declines associated with continued trends toward lower priced e-mail delivery services.

     For the three and nine months ended September 30, 2006, consolidated revenues on a geographic region basis decreased in North America to $78.2 million and $238.0 million, respectively, from $78.4 million and $245.3 million, respectively, for the comparable periods in 2005. For the three and nine months ended September 30, 2006, consolidated revenues in Europe decreased to $22.4 million and $69.7 million, respectively, from $23.1 million and $77.4 million for the same periods in 2005. For the three months and nine months ended September 30, 2006, Asia Pacific revenues increased to $21.5 million and $61.7 million, respectively, from $19.4 million and $57.6 million for the same periods in 2005. North America revenue declined primarily as a result of declines in fax revenue and in conferencing revenue from IBM, offset in part by our acquisitions of Accucast, Intelligent Meetings, Netspoke, the conferencing services business of Citizens Communications and Enunciate Conferencing. The declines in Europe were the result of declines in fax services revenue, offset in part by growth in our Conferencing & Collaboration services and the weakening of the U.S. dollar to the Euro and British pound. The growth in Asia Pacific revenue is associated with growth in our Conferencing & Collaboration services, offset by the strengthening of the U.S. dollar to the Australian Dollar. We cannot predict the effect of foreign exchange rate impacts on revenues. An analysis of the effect of foreign exchange to the U.S dollar can be found in Part I, “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q.

Cost of revenues

     Consolidated cost of revenues increased 15.1% to $49.6 million from $43.1 million and increased to 40.6% of consolidated revenues from 35.6% for the three months ended September 30, 2006 as compared to the same period in 2005. Consolidated cost of revenues increased 7.8% to $147.2 million from $136.6 million and increased to 39.8% of consolidated revenues from 35.9% for the nine months ended September 30, 2006 as compared to the same period in 2005. Cost of revenues as a percentage of consolidated revenues increased as a result of the decrease in higher margin fax services revenue and in higher margin conferencing revenue from IBM, continued price compression and increased network regulatory cost charges. Conferencing & Collaboration cost of revenue as a percentage of segment revenue was 37.6% and 34.3% for the three months ended September 30, 2006 and 2005, respectively, and 37.6% and 34.2% for the nine months ended September 30, 2006 and 2005, respectively. Data Communications cost of revenue as a percentage of segment revenue was 44.5% and 37.1% for the three months ended September 30, 2006 and 2005, respectively, and 42.8% and 37.6% for the nine months ended September 30, 2006 and 2005, respectively.

Selling and marketing

     Consolidated selling and marketing costs increased 1.3% to $31.4 million from $31.0 million and decreased from 25.7% of consolidated revenues to 25.6% for the three months ended September 30, 2006 as compared to the same period in 2005. Consolidated selling and marketing costs increased 0.2% to $97.9 million from $97.7 million and increased to 26.5% of consolidated revenues from 25.7% for the nine months ended September 30, 2006 as compared to the same period in 2005. The increase in selling and marketing costs is the result of significant declines in fax services revenue, which has a significantly lower selling and marketing cost than our other service offerings, offset in part by reductions in selling and marketing resources within Data Communications. We also invested in additional advertising and marketing efforts to promote our PremiereAnywhere mobile solutions and to promote brand awareness of all of our services. Conferencing & Collaboration selling and marketing costs as a percentage of segment revenue were 25.0% and 25.9% for the three months ended September 30, 2006 and 2005, respectively, and 26.0% and 25.7% for the nine months ended September 30, 2006 and 2005, respectively. Data Communications selling and marketing costs as a percentage of segment revenue were 24.7% and 25.2% for the three months ended September 30, 2006 and 2005, respectively, and 25.6% and 25.5% for the nine months ended September 30, 2006 and 2005, respectively.

Research and development

     Consolidated research and development costs increased 14.8% to $3.1 million from $2.7 million and increased to 2.5% of consolidated revenues from 2.2% for the three months ended September 30, 2006 as compared to the same period in 2005. Consolidated research and development costs increased 12.8% to $8.8 million from $7.8 million and increased to 2.4% of consolidated revenues from 2.1% for the nine months ended September 30, 2006 as compared to the same period in 2005. These costs increased as a percentage of consolidated revenues as a result of a greater amount of internal costs spent on routine maintenance of new and existing product platforms. Research and development costs associated with product development are capitalized as internally developed software, whereas management overhead, facilities costs and maintenance activities are expensed as research and development. For the three months ended September 30, 2006 and 2005, we capitalized approximately $2.0 million and $1.8 million, respectively, of software development costs. For the nine months ended September 30, 2006 and 2005, we capitalized approximately $5.0 million and $4.1 million, respectively, of software development costs. Conferencing & Collaboration research and development costs as a percentage of segment revenue were 1.6% and 1.9% for the three months ended September 30, 2006 and 2005, respectively, and 1.6% and 1.4% for the nine months ended September 30, 2006 and 2005, respectively. Data Communications research and development costs as a percentage of segment revenue were 3.4% and 2.6% for the three months ended September 30, 2006 and 2005, respectively, and 3.1% and 2.6% for the nine months ended September 30, 2006 and 2005, respectively.

General and administrative

     Consolidated general and administrative costs increased 0.7% to $15.4 million from $15.3 million and decreased to 12.6% of consolidated revenues from 12.7% for the three months ended September 30, 2006 as compared to the same period in 2005. Consolidated general and administrative increased 0.7% to $44.0 million from $43.7 million and increased to 11.9% of consolidated revenues from 11.5% for the nine months ended September 30, 2006 as compared to the same period in 2005. General and administrative costs remained relatively flat primarily as a result of significant declines in fax services revenue and in conferencing revenue from IBM, which each carry lower general and administrative costs than our other service offerings, offset in both comparable periods by bad debt provided on specific large customers in Europe and North America. Total bad debt provisions were $1.6 million and $2.3 for the three months ended September 30, 2006 and 2005, respectively. Conferencing & Collaboration general and administrative costs as a percentage of segment revenue were 8.0% and 7.2% for the three months ended September 30, 2006 and 2005, respectively, and 7.1% and 6.7% for the nine months ended September 30, 2006 and 2005, respectively. Data Communications general and administrative costs as a percentage of segment revenue were 10.0% and 11.4% for the three months ended September 30, 2006 and 2005, respectively, and 9.6% and 9.1% for the nine months ended September 30, 2006 and 2005, respectively. Corporate unallocated general and administrative costs as a percentage of consolidated revenues were 3.8% and 3.4% for the three months ended September 30, 2006 and 2005, respectively, and 3.7% and 3.6% for the nine months ended September 30, 2006 and 2005, respectively.

Depreciation

     Consolidated depreciation expense increased 14.8% to $6.2 million from $5.4 million and increased to 5.1% of consolidated revenues from 4.5% for the three months ended September 30, 2006 as compared to the same period in 2005. For the three month period ended September 30, 2006, depreciation expense as a percentage of consolidated revenues increased from the comparable prior year period as a result of our investment in new service offerings and internal infrastructure improvement during a period of time when fax services revenue and conferencing revenue from IBM have each declined. Consolidated depreciation expense decreased 1.6% to $18.0 million from $18.3 million and increased to 4.9% of consolidated revenues from 4.8% for the nine months ended September 30, 2006 as compared to the same period in 2005. For the nine months ended September 30, 2006, depreciation costs as a percentage of consolidated revenues have declined temporarily as a result of our ability to utilize excess capacity from fax services and IBM to accommodate growth in other service offerings and our ability to invest in more longer term, efficient and cost effective capital to support our business. Conferencing & Collaboration depreciation expense as a percentage of segment revenue was 3.9% and 4.2% for the three months ended September 30, 2006 and 2005, respectively, and 3.7% and 4.0% for the nine months ended September 30, 2006 and 2005, respectively. Data Communications depreciation expense as a percentage of segment revenue was 5.8% and 4.2% for the three months ended September 30, 2006 and 2005, respectively, and 5.7% and 5.2% for the nine months ended September 30, 2006 and 2005, respectively. As a percentage of consolidated revenues, the increase in depreciation expense over the prior periods is primarily the result of a non-recurring refund received in the third quarter of 2005 of New Jersey state sales taxes previously paid on Data Communications equipment purchased in New Jersey that had been fully depreciated. Corporate depreciation as a percentage of consolidated revenues was 0.3% and 0.2% for the three months ended September 30, 2006 and 2005, respectively, and 0.3% and 0.2% for the nine months ended September 30, 2005 and 2004, respectively.

Amortization

     Consolidated amortization expense decreased to $3.3 million and $9.5 million, or 2.7% and 2.6% of consolidated revenues, for the three and nine months ended September 30, 2006, respectively, from $3.6 million and $10.0 million, or 3.6% and 2.6% of consolidated revenues, for the comparable periods in 2005. Amortization expense remained flat as a result of intangibles acquired five years ago becoming fully amortized, offset by amortization from our acquisitions of Accucast, Intelligent Meetings, Netspoke, the conferencing services business of Citizens Communications and Enunciate Conferencing.

Restructuring costs Realignment of Workforce – 2006

     During the nine months ended September 30, 2006, we continued to execute our long-range plans that began during 2005 to consolidate duplicative business processes and functions between Conferencing & Collaboration and Data Communications. We expect further restructuring costs as we finalize the execution of these plans during 2006. As a result of these consolidation efforts, we recorded restructuring costs for future severance payments of approximately $3.6 million for approximately 45 employees in the customer service, finance, operations and sales and marketing functions in all regions of both business segments. In addition, we recorded $0.6 million of lease termination costs associated with five locations that we vacated as a result of consolidation efforts between our two business segments. We expect to pay the severance obligations and a majority of the lease termination costs during 2006 and 2007. Our reserve for these restructuring costs at September 30, 2006 was $1.9 million.

Realignment of Workforce - 2005

     During 2005, we executed a long-range plan to consolidate duplicative business processes and functions and re-align our sales force. This plan encompasses managing ourselves under the “Premiere Global Services” brand name as opposed to separate businesses. As a result of this plan, we have recorded restructuring costs for future severance payments of $3.3 million. During the first half of 2005, these costs were associated with a reduction in workforce of approximately 20 employees in various European country-level and North America finance functions in our Data Communications business segment. During the third quarter of 2005, these costs were associated with a reduction in workforce of approximately 90 employees in selling and marketing, operations and finance functions at both business segments, primarily in North America and Europe. The reduction in non-financial functions was the result of the significant declines during the third quarter in our legacy North America broadcast fax services and weakness in our Data Communications European operations. The reduction in financial functions during the third quarter was the result of the continuation of a long-range plan to consolidate duplicative business processes and functions, primarily in finance, within Europe and North America, for which we incurred restructuring charges in the first and second quarters of 2005. In the nine months ended September 30, 2006 and 2005, we paid approximately $0.7 million and $1.0 million, respectively, related to severance and exit costs. In addition, in the second quarter of 2006, we adjusted the restructuring reserve in Europe by $0.2 million as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay the remaining severance obligations during 2006. Our reserve for these restructuring costs at September 30, 2006 is $0.1 million.

Interest expense, net

     Net interest expense increased to $2.5 million and $6.2 million for the three months and nine months ended September 30, 2006, respectively, from $1.6 million and $3.4 million, respectively, for the comparable periods in 2005. Interest expense increased primarily as a result of the increase in domestic interest rates and an increased outstanding position on our line of credit, with average debt outstanding during the three months ended September 30, 2006 and 2005 at $128.6 million and $109.0 million, respectively. Average debt outstanding during the nine months ended September 30, 2006 and 2005 was $118.5 million and $96.0 million, respectively.

Loss on sale of marketable securities

     During 2005, we bought and sold securities of various companies operating in the same industries as Conferencing & Collaboration and Data Communications. During the three months ended March 31, 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of September 30, 2006, we do not hold any marketable securities of companies that are publicly traded.

Other, net

     Other, net was ($0.2) million for both the three and nine months ended September 30, 2006 and $0.1 million for both the three and nine months ended September 30, 2005. Other, net was comprised primarily of third party and intercompany foreign exchange gains and losses associated with the settlement of transactions in currencies other than the currency in which they were originally executed.

Effective income tax rate

     For the three and nine months ended September 30, 2006, our effective income tax rate varied from the statutory rate primarily as a result of non-deductible executive compensation expenses. In addition, during the three months ended September 30, 2006, we recorded approximately $0.7 million in future foreign tax credits associated with dividends expected to be received from our Japanese subsidiaries. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

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

Discontinued operations

     In July 2005, we settled the litigation with JOBA, a franchisee of our former Voicecom reportable segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement which provided for payment in aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel, and by a party to the litigation but unrelated to us, Voicecom. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue and termination of the JOBA franchise.

     During the second quarter of 2005, we changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

SFAS No. 123(R) — Stock Options Issued Before January 1, 2006

     Upon our adoption of SFAS No. 123(R), we recorded compensation cost relating to the vesting of all stock options that remained unvested as of January 1, 2006, and will record compensation cost for all new stock option grants after our adoption date. The compensation cost to be recorded is based on the fair value at the grant dates. The amounts recorded during the three and nine months ended September 30, 2006 of approximately $0.5 million and $2.1 million, respectively, represents equity based compensation relating to the vesting of options that were still unvested as of January 1, 2006. There was no such expense recorded during the three and nine months ended September 30, 2005.

Acquisitions

     We seek to acquire companies that increase our market share and bring us additional customers, technology, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

Conferencing & Collaboration

     In September 2006, Conferencing & Collaboration acquired certain assets and the stock of Enunciate Conferencing, a Canadian-based provider of audio and Web conferencing services. We paid $25.9 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to other acquisition liabilities, $6.1 million has been allocated to identifiable customer lists and $0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. Because we have not finalized the closing balance sheet, the residual $20.1 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In August 2005, Conferencing & Collaboration acquired all of the outstanding stock of Netspoke, a U.S.-based provider of audio and Web conferencing services. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.7 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer intangible assets purchased. The residual $21.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Data Communications

     In January 2006, Data Communications acquired all of the outstanding stock of Accucast,, a U.S.-based provider of e-mail communications services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. During 2006, we paid an additional $1.5 million cash purchase price upon the achievement of the first milestone target as specified in the purchase agreement. We may pay up to an additional $1.5 million in cash purchase price based upon the achievement of additional milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.1 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital true-up, the residual $12.5 million of the aggregate purchase price has been allocated preliminarily to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2006, we had $22.6 million in cash and cash equivalents compared to $20.5 million as of December 31, 2005. Cash balances residing outside of the U.S. as of September 30, 2006 were $21.2 million compared to $19.9 million as of December 31, 2005. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in “Other, net” on the face of the condensed consolidated statements of operations. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in the cumulative translation adjustment account on face of the condensed consolidated balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At September 30, 2006, we had approximately $142.0 million of availability under our existing $300.0 million line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

     Net cash provided by operating activities from continuing operations totaled approximately $41.1 million for the nine months ended September 30, 2006 compared to cash provided by operating activities of approximately $72.6 million for the same period in 2005. The decrease in operating cash flows is attributable to decreased net income from continuing operations for the nine months ended September 30, 2006 compared to the same period in 2005, as well as an increase in domestic income taxes paid because we have fully utilized our domestic net operating loss carryforwards that were not subject to Section 382 limitations of the Internal Revenue Code of 1986, as amended. These decreases were supplemented by increased payments for restructuring costs and legal settlements.

Cash used in investing activities

     Cash used in investing activities from continuing operations totaled $70.1 million for the nine months ended September 30, 2006 compared to cash used in investing activities from continuing operations totaling $100.2 million for the same period in 2005. The principal uses of cash from investing activities for the nine months ended September 30, 2006 were primarily associated with $26.8 million of capital expenditures and $43.3 million for costs associated with the acquisitions of Accucast and Enunciate Conferencing and costs associated with prior year acquisitions. The principal uses of cash in investing activities in the nine months ended September 30, 2005 include $22.5 million of capital expenditures and $78.1 million of costs associated with the acquisitions of Netspoke, Intelligent Meetings, the conferencing services business of Citizens Communications and costs associated with prior year acquisitions. These cash uses were offset slightly by net proceeds from the purchase and sale of marketable securities of $0.4 million.

Cash provided by financing activities

     Cash provided by financing activities from continuing operations for the nine months ended September 30, 2006 totaled $30.4 million compared with cash provided by financing activities from continuing operations of $31.0 million for the same period in 2005. Cash provided by financing activities for the nine months ended September 30, 2006 included $57.8 million of net borrowings on our line of credit to fund treasury stock purchases of $29.6 million and proceeds from stock option exercises of $2.2 million. Cash provided by financing activities for the nine months ended September 30, 2005 included $43.5 million of net borrowings on our line of credit to fund stock repurchases, proceeds from payment of shareholder note receivables from our chief executive officer of $4.0 million and proceeds from stock option exercises of $7.9 million, offset by stock repurchases of $24.4 million.

Off-balance sheet arrangements

     As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

     We record provisions for certain state sales tax contingencies based on the likelihood of obligation, as needed in accordance with SFAS No. 5. Historically, we have not collected sales tax from our Conferencing & Collaboration customers or remitted sales taxes to states. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. We continue to work with Massachusetts in their on-going audit. More states may claim that we are subject to an assessment of sales taxes. As of September 30, 2006 and December 31, 2005, we had approximately $4.4 million and $5.7 million, respectively, accrued for certain potential state sales tax exposure comprised of sales taxes, penalties and interest. This amount is included in “Accrued taxes” on the face of the condensed consolidated balance sheet. We believe we are appropriately accrued for these potential exposures. In the event that actual results differ from these estimates, we may need to adjust our sales tax liability which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our Data Communications customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these taxes. We believe we are properly assessing and remitting these state sales taxes in applicable jurisdictions.

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

     We recorded provisions for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). As of September 30, 2006 and December 31, 2005, we had approximately $4.6 million and $3.1 million, respectively, accrued for this potential exposure comprised of income taxes, penalties and interest. Since December 31, 2005, we provided for an additional $1.5 million accrual based on the results of a preliminary audit with a state that questioned our methodology used in allocating taxable income to it from other states in which we are not subject to income tax. We believe our methodology is consistent with generally accepted methods used in other states but believe that it is more likely than not we will incur this liability. This amount is classified as “Income taxes payable” on the face of the condensed consolidated balance sheet. In the normal course of business, we are subject to challenges from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income tax exposures. In the event that actual results differ from these estimates, we may need to adjust income tax accounts which could materially impact our financial condition and results of operations.

Capital resources

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America that increased the amount available to us under our line of credit from $180 million to $300 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100 million to $400 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65% of our material foreign subsidiaries. We believe that as of September 30, 2006, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.00% .. At September 30, 2006, our interest rate on 30-day LIBOR loans was 6.32% . As of September 30, 2006, we had $157.1 million of borrowings outstanding and $0.9 million in letters of credit outstanding under our line of credit.

     In March and September 2006, we entered into a yen denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking Corporation, which has an implied interest rate of 1.4% on ¥300.0 million and 1.6% on ¥200.0 million through April 2007. The principal balance at September 30, 2006 was approximately $2.5 million.

     In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.1% and a term of 36 months. The principal balance at September 30, 2006 was $0.5 million.

     In March 2005, we entered into a capital lease for the purchase of various operating and network equipment. This capital lease line has an implied interest rate that varies between 2.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at September 30, 2006 was $2.6 million.

     In September 2004, Data Communications entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at September 30, 2006 was $0.3 million.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. All of these swaps are exclusive of our applicable margin as stated in our credit facility. The interest rate swaps effectively convert the interest payments on $75.0 million of our LIBOR-based borrowings to a fixed rate. We have not designated these interest rate swaps as hedges and are accounting for them in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value, which were immaterial for the three and nine months ended September 30, 2006, are recognized in earnings.

     At September 30, 2006, we had no other indebtedness outstanding except for the borrowings under our lines of credit and the capital lease obligations as listed above.

Liquidity

     As of September 30, 2006, we had $22.6 million of cash and cash equivalents. We generated positive operating cash flows from each of our business segments for the three and nine months ended September 30, 2006. Each business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which are historically approximately 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which are historically approximately 2% to 3% of annual consolidated revenues. In 2006, we expect capital expenditure funding requirements to be slightly higher than our historical averages due to additional spending on new and existing product platforms. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures, research and development needs and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have drawn on our line of credit in order to fund certain acquisitions and stock repurchases. At September 30, 2006, we had $142.0 million of undrawn available credit on our existing $300.0 million line of credit.

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

SUBSEQUENT EVENTS

     In November 2006, Conferencing & Collaboration acquired substantially all of the assets and assumed certain liabilities of EC Teleconferencing Pty Limited (ECT), an Australia-based provider of Web and audio conferencing services to small and medium sized businesses, for approximately AU$5.3 million, net of working capital. We funded the purchase with cash on hand and our local line of credit in Japan. We are in the process of completing its valuation of certain intangible assets in accordance with SFAS No. 142.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 will be effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

     In September 2006, the SEC staff added Section N to SAB Topic 1 through the issuance of “Financial Statements – Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial statements. We are currently evaluating the impact of adopting SAB 108 on our financial statements.

FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. Forward looking statements in this Form 10-Q include, without limitation, statements about our initiatives to emphasize our scale and breadth of services and capitalize on cross-selling opportunities, our efforts to manage our declining broadcast fax business by transitioning toward more predictable recurring revenue, the expected roll-out of our customer-centric Web portal, our accrual for potential tax exposure and our assessment and remittance of state sales taxes and our ability to generate adequate operating cash flows. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities. In addition, in February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. All of these swaps are exclusive of our applicable margin as stated in our credit facility. These interest rate swaps effectively convert the interest payments of $75.0 million of our LIBOR-based borrowings to a fixed rate.

     At September 30, 2006, we had borrowings of approximately $82.1 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $1.0 million based on our September 30, 2006 debt level.

     Approximately 37.2% of our consolidated revenues and 35.9% of our consolidated operating costs and expenses were transacted in foreign currencies for the nine-month period ended September 30, 2006. As a result, fluctuations in exchange rates impact the amount of our reported revenues and operating income when translated into U.S. dollars. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the nine-month period ended September 30, 2006 by approximately $13.7 million and consolidated operating costs and expenses for the nine-month period ended September 30, 2006 by approximately $10.5 million. We have not used derivatives to manage foreign currency exchange translation risk, and no foreign currency exchange derivatives were outstanding at September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2006, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     A lawsuit was filed in November 1998 against us and certain of our officers and directors in the Southern District of New York. Plaintiffs were shareholders of Xpedite, who acquired our common stock upon our acquisition of our Data Communications subsidiary, Xpedite. Plaintiffs alleged causes of action against us for breach of contract, against all defendants for negligent misrepresentation, violations of Sections 11 and 12(a)(2) of the Securities Act of 1933, as amended, and against the individual defendants for violation of Section 15 of the Securities Act. Plaintiffs seek undisclosed damages together with pre- and post-judgment interest, rescission or rescissory damages as to violation of Section 12(a)(2) of the Securities Act, punitive damages, costs and attorneys’ fees. The defendants’ motion to transfer venue to Georgia was granted. The defendants’ motion to dismiss was granted in part and denied in part. In September 2003, the district court granted in its entirety the defendants’ motion for summary judgment and denied as moot the defendants’ motion in limine. In September 2004, the U.S. Court of Appeals for the Eleventh Circuit affirmed as to the dismissal of the negligent misrepresentation and Section 12 claims and reversed and remanded for further proceedings on the Section 11 claim. In October 2004, defendants filed a motion for partial rehearing and partial rehearing en banc as to the Eleventh Circuit’s ruling on the Section 11 claim. That motion was denied by the Eleventh Circuit in November 2004. Thereafter, we filed a motion to stay mandate pending filing of petition for writ of certiorari in the U. S. Supreme Court. That motion was also denied by the Eleventh Circuit in December 2004. The case was remanded to the district court, with only the Section 11 claim remaining. In February 2005, we filed a petition for writ of certiorari in the U.S. Supreme Court for review of the Eleventh Circuit’s Order, which was denied in April 2005. Also, in February 2005, we filed a renewed motion for summary judgment and renewed motion in limine to exclude expert opinions in the district court, which were granted on September 27, 2005. On October 26, 2005, plaintiffs filed a notice of appeal to the Eleventh Circuit, and oral arguments were heard on October 6, 2006.

     On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS

     Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2005 and Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2006 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factors previously disclosed in our SEC filings and updated below, there have been no material changes from the risk factors disclosed in those reports.

If claims alleging patent, copyright or trademark infringement are brought against us and successfully prosecuted against us, they could result in substantial costs.

     Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have been and expect to continue to receive notices, or be subject to third party claims or proceedings, alleging that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. For example, on August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging patent infringement. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. In addition, certain of our former Voicecom customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against such customers. We do not believe that we have an obligation to indemnify such customers. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter, and an adverse outcome could have a material effect on our business, financial condition and results of operation.

     We ultimately may not prevail on any such claims and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claim, whether with or without merit, could:

  be time consuming and a diversion to management;

  result in costly litigation;

  cause delays in introducing new services or enhancements; and

  result in costly royalty or licensing agreements.

If a successful claim is made against us and we fail to develop non-infringing technology, our business, financial condition and results of operation could be materially adversely affected.

Regulatory and legislative changes may discourage certain customers from using some of our Data Communications services and could adversely impact our results of operations.

     Legislative and regulatory changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation to curb unsolicited commercial e-mail and additional restrictions on telemarketing and unsolicited fax advertising. These changes include the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The Telephone Communications Protection Act of 1991, as amended (TCPA), and associated rules promulgated by the Federal Communications Commission (FCC) prohibit the sending of unsolicited fax advertisements and proscribe certain telemarketing practices. Other federal laws implemented by the Federal Trade Commission (FTC) also substantially regulate telemarketing. The FTC recently proposed to bar prerecorded telemarketing calls except in instances of prior express consent. If adopted, this action could impact customer use of our broadcast voice services to the extent a customer sought to use this service for marketing messages, distinct from informational/transactional messages. In addition to federal laws and regulations, there are numerous state laws and regulations governing such activities. Compliance with applicable laws and regulations could have an adverse impact on the volume of fax, e-mail and voice messages sent utilizing Data Communications’ platforms. For example, although Congress amended the TCPA by passing the Junk Fax Prevention Act of 2005 (JFPA) to expressly permit the faxing of advertisements to entities and persons that have an established business relationship (EBR) with a sender provided certain conditions are met, Congress also imposed new notice language for fax advertisements and mandated an opt-out mechanism. In April 2006, the FCC issued rules to implement the JFPA that went into effect on August 1, 2006. The rules clarify the definition of EBR and also require that in addition to the EBR, the sender must have obtained the facsimile number at issue directly from the recipient, from a directory or Internet site voluntarily made available by a recipient or that the EBR pre-dated July 9, 2005. The FCC also clarified the requirements of the new opt-out notice. Among other requirements under the new rules, opt-out requests submitted by fax recipients must be implemented within 30 days. Despite the passage of the JFPA, new notice requirements and any future time limits on the EBR exemption may discourage use by some of our Data Communications customers of our broadcast fax services and could adversely impact our Data Communications revenue. In addition, we could be subject to litigation concerning our compliance and our customers’ compliance with these laws and regulations, as well as governmental enforcement actions, regulatory fines and penalties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

			Total Number of Shares
	Total Number		Purchased as Part of	Maximum Number of Shares
	of Shares	Average Price	Publicly Announced	that May Yet Be Purchased
Period	Purchased	Paid per Share	Plans or Programs	Under the Plans or Programs

July 1-31, 2006	24,900	$7.33	24,900	6,975,100
August 1-31, 2006	1,275,100	$7.66	1,275,100	5,700,000
September 1-30, 2006	0	—	0	5,700,000

Total	1,300,000	$7.66	1,300,000	5,700,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

10.1
Revised Summary of the Equity Compensation Component to the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006).

10.2
Amended and Restated Employment Agreement between Theodore P. Schrafft and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.3
Amended and Restated Employment Agreement between T. Lee Provow and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.4	First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit

10.3 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.5
First Amendment to Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.6
Amendment to Employment Letter between Michael E. Havener and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8- K dated September 13, 2006 and filed September 19, 2006).

10.7	Amendment to the Premiere Global Services, Inc. 2004 Long-Term Incentive Plan dated September 29, 2006.

10.8
Amendment No. 4 and Waiver to Credit Agreement dated as of October 3, 2006, by and among Premiere Global Services, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto.

10.9	Second Amendment to Fifth Amendment to Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2006	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1
Revised Summary of the Equity Compensation Component to the Registrant’s Non- Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 26, 2006).

10.2
Amended and Restated Employment Agreement between Theodore P. Schrafft and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.3
Amended and Restated Employment Agreement between T. Lee Provow and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.4
First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.5
First Amendment to Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.6
Amendment to Employment Letter between Michael E. Havener and Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated September 13, 2006 and filed September 19, 2006).

10.7	Amendment to the Premiere Global Services, Inc. 2004 Long-Term Incentive Plan dated September 29, 2006.

10.8
Amendment No. 4 and Waiver to Credit Agreement dated as of October 3, 2006, by and among Premiere Global Services, Inc. as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto.

10.9	Second Amendment to Fifth Amendment to Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.