Form 10-K
period 2006-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2007-03-15
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

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
☐ Yes ☒ No

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

          The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, on June 30, 2006 as reported by the New York Stock Exchange was approximately $493,096,525. As of March 9, 2007, there were 70,216,077 shares of the registrant’s common stock outstanding.

          List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated. Portions of the registrant’s proxy statement for its 2007 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

FORWARD-LOOKING STATEMENTS

          When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to compete based on price and against our existing and future competitors;

•	Our ability to respond to rapid technological change and the development of alternatives to our services;

•	Market acceptance of new services and enhancements to existing services;

•	Costs or difficulties related to the integration of any new or acquired businesses and technologies;

•	Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks;

•	Our ability to increase our network capacity to meet customer demands;

•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

•	Continued weakness in our legacy broadcast fax services;

•	Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements;

•	Increased leverage may harm our financial condition and results of operations;

•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;

•	Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods;

•	Assessment of income, state sales and other taxes for which we have not accrued;

•	Our ability to attract and retain qualified key personnel;

•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;

•	Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets;

•	Our ability to protect our proprietary technology and intellectual property rights;

•	Legislative or regulatory changes may adversely affect our business;

•	Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers;

•	Risks associated with expansion of our international operations and fluctuations in currency exchange rates;

•

Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

•	Factors described under the caption “Item 1A. Risk Factors” in this annual report on Form 10-K; and

•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

PART I

Item 1. Business

Overview

          Premiere Global Services, Inc. is a global provider of communication technologies-based solutions that automate, simplify and improve communication-centric business processes. We believe our solutions help businesses increase sales, improve productivity and efficiency and enhance customer loyalty and retention by empowering them with new ways to communicate with, market to and service their constituents.

          Our end-to-end suite of solutions, which we call the Premiere Global Communications Operating System (PGiCOS), delivers hundreds of industry-specific business applications. These applications, which we deliver on-demand, are powered by our communication technologies, including Web and audio conferencing, e-mail, short message services (SMS), fax, automated speech, mobile and other technologies.

          Our applications are hosted on our unified network of platforms, which are comprised of server centers and network operations centers located worldwide. We offer open standards access to PGiCOS through our application programming interface (API) suite branded PremiereConnect. Open access enables our enterprise customers and technology partners to access and use our applications directly from their desktop or mobile device via the Internet and to integrate PGiCOS capabilities directly into their enterprise systems and custom applications. In addition, open access enables enterprise users to combine multiple PGiCOS applications together into composite applications that address their specific needs.

          For sales and marketing purposes, our applications are grouped within six solution sets: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing. Our strategy is to continue to develop innovative new applications and enhancements to our existing solution sets to better address the needs of our enterprise customers and to increase the scope and size of the markets we address.

          In 2006, more than 500,000 users from our established customer base of approximately 60,000 corporate accounts used PGiCOS applications. These enterprise customers, including nearly 80% of the Fortune 500, as well as thousands of small- and mid-sized businesses, used our on-demand solutions to improve daily communications with their constituents, such as employees, customers, trade partners, suppliers, advisors, investors and other stakeholders.

          We have a multi-channel sales approach with dedicated sales and marketing professionals within each of our six solution sets. We sell directly to customers through these sales and marketing professionals and indirectly through agents, wholesalers and strategic partners. Additionally, we are developing a Web portal that will enable customers worldwide to access and use the entire suite of PGiCOS applications, as well as manage and administer their accounts with us. Our new portal, PGiConnect.com, is currently scheduled to launch in the second quarter of 2007 and will provide a new sales channel for our solutions. In addition, we believe PGiConnect.com will help lower our service and support costs overtime, by empowering our enterprise customers with self-service capabilities.

          In addition to growing our business organically, we have utilized our operating cash flow and bank line of credit to acquire complementary companies and technologies that we believe increase our market share and bring to us additional customers, applications and sales personnel. By applying our scale and purchasing power to these acquired companies, we believe we can often reduce their operating costs and generate additional earnings.

          We historically reported our results of operations in two business segments: Conferencing & Collaboration and Data Communications. In 2006, we substantially completed our One Company initiative, unifying Premiere Global under a single brand and vertical management structure. We now report our results in three segments, North America, Europe and Asia Pacific, based on the geographies in which we operate.

          North America revenue was $319.3 million in 2006, $321.4 million in 2005 and $293.3 million in 2004. Europe revenue was $93.0 million in 2006, $99.1 million in 2005 and $84.0 million in 2004. Asia Pacific revenue was $84.2 million in 2006, $77.0 million in 2005 and $72.1 million in 2004. In 2006, sales in North America,

Europe and Asia Pacific accounted for 64.3%, 18.7% and 17.0% of our consolidated revenues, respectively. Financial information about our geographic areas can be found in Note 19 –Segment Reporting to our consolidated financial statements for the year ended December 31, 2006 included in this annual report.

          We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. Today, we have approximately 2,350 employees conducting business in 19 countries in North America, Europe and Asia Pacific. Our corporate headquarters are located at 3399 Peachtree Road, NE, The Lenox Building, Suite 700, Atlanta, GA 30326, and our telephone number is (404) 262-8400.

Industry Background

          From the acquisition, up-sale and ongoing care of customers, to collaboration, service and support, billing, collections and other daily processes, the range of communications incumbent upon businesses today is vast. Our goal is to be the one source for solutions to these communication challenges for companies around the world.

          By using the Premiere Global Communications Operating System, we believe our enterprise customers can increase the automation and security of their communication-centric business processes, at lower cost than traditional methods. Simply put, our communication technologies-based solutions can be used to replace existing manual and paper intensive processes with newer, more automated methods. For example:

•

Financial organizations are required to provide periodic account updates to their customers. Our Document Delivery Solutions can replace the traditional method of mailing paper statements with more cost-effective and secure electronic document delivery;

•

Mortgage brokers are required to collect several disparate paper documents for a typical mortgage application. Our Desktop Fax Solutions can streamline and accelerate the process by replacing paper documents with electronic files;

•

Most companies need to collect past due receivables. Our Accounts Receivable Management Solutions can automate and accelerate the collections process by replacing the need for manual collections agencies; and

•

Training and managing employees in disparate locations is a growing challenge. Our Conferencing Solutions can replace the need for travel to in-person training meetings with cost-effective, easy-to-use virtual training sessions.

          By simplifying, automating and improving these and other communication-centric business processes, we believe our PGiCOS solutions offer high customer value and deliver meaningful returns on investment to our enterprise customers.

Solution Sets and Business Applications

          We go to market with a full suite of business applications, primarily focused within the following vertical industries: financial services, manufacturing, retail, healthcare, travel and hospitality, technology, transportation, communications and utilities.

          Our strategy is to continue to develop industry-specific applications that are easy-to-use and easy-to-access. We also enable businesses to be more competitive in the areas of sales, service and support, by enabling them to create their own custom applications. Finally, with PGiConnect.com we plan to create an on-line community for our enterprise customers and technology partners to share their successes in order to enhance and accelerate the development of our application suite.

          For sales and marketing purposes, PGiCOS applications are grouped into the six solution sets listed below:

Conferencing Solutions

          Our Conferencing Solutions include a full-suite of traditional and voice over Internet protocol (VoIP)-based audio conferencing and web conferencing services for all forms of group meetings, from large events, such as investor relations calls and training sessions, to smaller meetings, such as sales planning calls and project team meetings. In 2006, more than 68 million people used the PGiCOS for Conferencing meetings, lasting nearly 46 million hours. Conferencing applications include automated reservationless conferencing, global reservationless conferencing with approximately 75 local access points, operator-assisted event conferencing and web conferencing. In addition, our mobile application, ConferenceAnywhere, enables users to easily access conference calls from their mobile devices without having to remember lengthy dial-in numbers or passcodes.

          A few examples of our many industry-specific Conferencing applications are listed below:

          Manufacturing:

•	Sales meetings;

•	Web seminars;

•	Focus groups;

•	Product rollouts and training;

•	Public relations calls; and

•	Employee training

          Transportation:

•	Travel promotions;

•	Benefits rollout;

•	Town hall meetings;

•	Investor relations calls;

•	Executive team meetings;

•	Business continuity; and

•	Disaster recovery

Desktop Fax Solutions

          Our Desktop Fax Solutions include an easy-to-use, automated electronic fax application called Fax2Mail. With this application, subscribers can send and receive faxes using their computer and existing e-mail account instead of a traditional fax machine. To send a fax, PGiCOS converts e-mail attachments into fax documents and delivers them to the recipient’s fax machine. To receive a fax, the sender faxes the document to a user’s personal fax number where it is converted by PGiCOS into an e-mail attachment and delivered to the user’s e-mail inbox. In addition, our PremiereAnywhere application enables mobile users to send documents and e-mail attachments directly from their mobile device to any fax machine in the world to be printed. In 2006, PGiCOS converted more than 50 million documents on behalf of our enterprise users.

          A few examples of our many industry-specific Desktop Fax applications are listed below:

          Financial services:

•	Mortgage application processing;

•	Rate lock confirmations and authorizations;

•	Price quotes;

•	Insurance claims processing; and

•	Accident reports receipt and delivery

          Healthcare:

•	Insurance claims;

•	Confidential documents;

•	Patient records; and

•	Medical test results;

Document Delivery Solutions

          Our Document Delivery Solutions automate paper-intensive business processes through the conversion of paper documents into electronic files, which can be forwarded, accessed and archived remotely through any existing e-mail account or a web interface. Documents can be sent as an encrypted e-mail, an electronic fax or made available on a secure web interface for online presentment. To ensure document security, sensitive data can be delivered securely through our proprietary technology. Online administration tools enable control of user registration, account profiles and service settings and options, such as cover sheet/e-mail design, billing and delivery reports. In 2006, PGiCOS delivered approximately 400 million documents as electronic files within this solution set.

          A few examples of our many industry-specific Document Delivery applications are listed below:

          Financial Services:

•	Research report distribution;

•	Cash management settlements;

•	Sweep accounts;

•	Rate sheets delivery;

•	Securities and investment statements; and

•	Stock trade confirmations

          Technology:

•	Inventory reports;

•	Purchase orders;

•	Pricing quotes;

•	Order processing receipts; and

•	Engineering change notices

Accounts Receivable Management Solutions

          Our Accounts Receivable Management Solutions enable businesses to contact their past-due accounts and collect payments in a fast and cost-effective manner, without the need for live agents. These solutions offer customizable features, including automated payment, recipient authentication, personalized messages with text-to-speech, hot key transfer to a live operator for assistance, call throttling and transfer pacing to match available call center resources and customizable reporting.

          A few examples of our many industry-specific Accounts Receivable Management applications are listed below:

          Utilities:

•	Service disruption or cancellation alerts;

•	Agent or call center productivity;

•	Payment verification; and

•	Payment due reminders

          Healthcare:

•	Payment processing;

•	Automated collections;

•	Dunning notifications; and

•	Late payment notifications

Notifications & Reminders Solutions

          Our Notifications & Reminders Solutions enable clear and compelling communications between businesses and their constituents via automated speech, e-mail, fax and SMS. Our enterprise customers can select the best delivery method based on message content, urgency, required recipient action and recipient preferences. We believe our multi-channel platform provides the global scale required for the most demanding applications. Our suite of hosted applications provides customizable features, including recipient authentication, personalized messages with text-to-speech, hot key transfer for interactive messaging, data collection and real-time, online summary reports.

          A few examples of our many industry-specific Notifications & Reminders applications are listed below:

          Retail:

•	Account balance notifications;

•	Back order notifications;

•	Inventory and out-of-stock notifications;

•	Voice or e-mail coupons;

•	Shipping confirmations; and

•	Rebate notifications

          Travel and hospitality:

•	Flight delay notifications;

•	Travels alerts;

•	Itinerary change notifications;

•	Pricing alerts; and

•	Reservation and schedule confirmations

eMarketing Solutions

          Our eMarketing Solutions employ real-time event and customer data to create highly-relevant, personalized e-mail marketing campaigns, that we believe result in increased response rates, improved customer relationships and higher sales for our enterprise customers. Our full suite of e-mail campaign management tools and intuitive user interface empower our enterprise customers to unlock the value of their customer data by translating it into actionable e-mail marketing campaigns. These applications enable customers to deliver dynamic content that is tailored to the individual customer with trigger-based e-mails at every stage of the customer lifecycle. We led e-mail marketing vendors in our category for market suitability in a 2006 JupiterResearch report.

          A few examples of our many industry-specific eMarketing applications are listed below:

          Retail

•	Behavioral marketing;

•	Customer loyalty programs;

•	Customer re-activation;

•	E-commerce direct marketing;

•	Electronic coupons;

•	Lead-conversion automation;

•	Lead generation; and

•	Lifecycle relationship programs

Technology:

•	Channel management;

•	Customer surveys;

•	Market research;

•	New product introductions;

•	Product upsell programs;

•	Shopping cart management; and

•	Subscription management

Customers

          Today, nearly 80% of the Fortune 500, including leading commercial and investment banks, retailers, travel and hospitality firms and technology companies, utilize our solutions to automate and improve their communication-centric business processes. Additionally, thousands of smaller customers, ranging from regional law firms, to retail pharmacy chains, to local school districts and PTAs use our solutions daily.

          In 2006, more than 500,000 individuals used PGiCOS applications. Our customer base includes users that span the range of job descriptions and responsibilities. For instance, finance professionals use our Document Delivery Solutions to distribute financial statements and invoices in a cost-effective manner and then employ our suite of Accounts Receivable Management Solutions to facilitate the collections process. Marketing professionals use our eMarketing Solutions to attract, retain and upsell customers. IT professionals at companies of all sizes look to us for solutions that assist with regulatory compliance, workflow management and business process automation.

          We are a truly global Company, with nearly 36% of our consolidated revenues coming from outside North America. Our commitment to our thousands of international customers extends beyond just sales to include local language service and support, as well as local currency billing.

          As we bring our capabilities online in the second quarter with our new Web portal, PGiConnect.com, we expect to extend our reach to include thousands of potential new customers that had been beyond the scope of our existing global footprint. As part of this initiative, we plan to further empower our enterprise users with self-provisioning, self-service and account management tools. Many of these capabilities are already available at our existing microsites, MyPortal.com and MyRCPlus.com.

          In 2007 our sales commission plans are focused, in part, on encouraging greater customer adoption of long-term contracts. Most of our customer agreements have initial terms of one to three years, subject to automatic renewal unless a customer sends a notice of non-renewal prior to the end of an initial or renewal term. Customers may generally terminate without penalty, unless their agreement contains a minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination. We are continuing our efforts to seek to enter into annual or multi-year contracts with minimum commitments.

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

Sales and Marketing

          To promote domain expertise and a greater understanding of our enterprise customers’ needs, we have segmented our sales professionals according to our six solutions sets. Additionally, we have implemented a multi-

channel sales approach to promote the transfer and adoption of best practices. Our current channels of distribution include global, mid-market outside, mid-market inside, indirect and web sales:

•	We sell directly to customers through our approximately 785 global sales, support and marketing professionals worldwide;

•	We sell indirectly through distribution partners, including agents and resellers;

•	We actively pursue strategic partners to integrate and resell our services with their own; and

•	We employ Internet-based marketing and direct telesales to generate increased activity for our sales channels.

          As a service organization, our customer service teams play a major role in managing customer relationships as well as selling additional value-added services to existing accounts. We currently employ approximately 835 customer service professionals deployed in local markets around the world.

Platform, Technologies and Network Infrastructure

          We believe that our proprietary communications technologies platforms are a key element of our success. We utilize various Internet and telecom-based communications networks that allow customers to access our platform-based services through the Internet, private data networks, local and toll-free numbers and via VoIP.

          Our strategy is to facilitate customer access to our platform by continuing to evolve toward open architecture based on standard access protocols. We believe an open platform accelerates time to market for our new solutions and broadens our distribution opportunities by enabling strategic partners to augment their service offerings through direct integration with PGiCOS. Additionally, open access to our platform and applications enables our enterprise customers to combine a number of our applications together into composite applications that address their specific needs.

          We operate over 142,000 conferencing and delivery ports on our worldwide platforms. Conferencing services are provided from full-service operations centers in Colorado Springs, Colorado; Lenexa, Kansas; Sydney and Melbourne, Australia; and Clonakilty, Ireland. Automated bridging nodes are maintained in the U.S., Canada, Australia, Hong Kong, Singapore, Japan, Malaysia, South Korea, United Kingdom and Ireland. Complex, operator-assisted calls are supported on various commercially available bridging platforms. Internally developed conference bridge software is used to support automated conferencing services. Customers access our conferencing platforms through direct inward dialing, toll-free numbers, the Internet, VoIP-based data networks and virtual network access. Our platforms support our proprietary Web conferencing products, Netspoke Web Conferencing and ReadyConference® Plus. Our delivery ports are attached to servers around the world, which perform all primary processing and switching functions. Our proprietary platforms support multiple input methods including, but not limited to, PC-based software, e-mail gateways, extensible markup language (XML), application program interfaces (APIs) and high-speed IP-based interconnects. Outgoing communications are delivered through line group controllers, which are deployed in a decentralized fashion to provide sufficient redundancy. The remote line group controllers are connected to servers over a wide area network via either private lines, virtual private networks (VPNs) or carriers’ global transmission control protocol (TCP)/IP-based networks. Our platforms support data communications utilizing multiple modalities, including via fax, automated speech, e-mail and SMS. We deliver both dynamic eMarketing and transactional e-mails. Mission critical information is transported from one location domain to another using a proprietary protocol. Our current domains include Australia, Japan, South Korea, the United Kingdom, the United States and France. Remote nodes on the network are located in Germany, Switzerland, Canada, Spain, Italy, Malaysia, Hong Kong and Singapore.

          We currently utilize VoIP networks for a growing portion of the origination and termination of fax, voice and conferencing traffic within our Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management and Notifications & Reminders solution sets. We intend to continue to convert additional traffic to VoIP networks.

          Our platform architecture and scale enable high volume business communications with the ability to process and deliver greater than six billion communications annually.

          In addition, we successfully completed the American Institute of Certified Public Accountants’ Statement on Auditing Standards (SAS) No.70 Type II audit of controls related to our transmission processing of automated data management and delivery solutions and related general computer controls in our data processing locations in the U.S. (New Jersey), U.K. (York), Japan (Tokyo) and Korea (Seoul).

Research and Development

          We believe that our ability to design, develop, test and support innovative technology for service enhancements in a timely manner is an important contributor to our continued success. By innovating new services and enhancements to existing services, we can better meet our enterprise customers’ needs and position ourselves in larger market segments.

          In 2006, we released our PremiereAnywhere mobile solutions, our IrgentSM service which enables recipients to choose how they receive our Notifications & Reminders via e-mail, voice, text or fax and enhancements to our Netspoke Web conferencing service. Our session initiation protocol (SIP)-based conferencing service released in 2005 now supports approximately 40 million minutes on a monthly basis. In 2006, we also upgraded our speech technology platform and launched microsites of our new portal, PGiConnect.com, which is currently scheduled for release in the second quarter of 2007.

          We devote significant resources to the innovation and development of new services, enhancements to existing services and our new portal initiative, employing approximately 100 research and development professionals. In 2005, we opened a development center in India to continue to develop and enhance communications technologies-based solutions in a more timely and cost-effective manner. Our research and development costs for 2006, 2005 and 2004 were $12.1 million, $10.8 million and $11.0 million, respectively.

Competition

          We compete with a range of companies in each of our six solution sets. For Conferencing solutions, we compete with major telecommunications service providers around the world such as AT&T Inc., Verizon Communications, Inc., Sprint Nextel Corp., Global Crossing Limited and international public telephone companies, such as BT Group plc. Because these providers own the underlying telecommunications network, they may have lower per minute long distance costs than us. Although these providers hold a large market share, conferencing is not the primary focus of their bundled service offerings, and we believe we can compete effectively on the basis of quality of service and support, the breadth of our service offerings and our global presence. Additionally, we compete with independent conferencing service providers like West Corporation, ACT Teleconferencing, Inc., Westell Technologies, Inc., WebEx Communications, Inc., Arkadin, Inc. and Genesys S.A. We also compete with traditional and IP-based equipment manufacturers that sell communications equipment that enable enterprises to host calls internally and business suite software providers, such as Microsoft Corp., that sell software applications that allow online collaboration. In eMarketing solutions we compete with companies, such as Alliance Data Systems Corporation, Acxiom Corporation and Responsys. In Notifications & Reminders and Account Receivable Management, our competition includes CenterPost Communications, PAR3 Communications, Inc. and Experian. In Document Delivery and Desktop Fax, we compete with companies such as Protus IP Solutions, EasyLink Services Corporation and J2 Global Communications, Inc. Additionally, we compete with a range of equipment and software providers that enable enterprises to address these requirements internally.

          Our strategy is to gain a competitive advantage in winning and keeping customers by innovating new technology-driven solutions within PGiCOS. We believe our broad range of business process solutions and applications provide us with an advantage over many of our competitors that have more limited service offerings. In addition, our global reach allows us to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

Suppliers

          We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2009. These costs are approximately $14.2 million, $5.8 million and $0.6 million in 2007 through 2009, respectively.

Government Regulation

          Federal, state, local and international laws regulating the provision of traditional telecommunications services may adversely impact our business. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to Federal Communications Commission (FCC) or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S. However, we are subject to certain regulations imposed by international telecommunications regulatory authorities and we may be affected by regulatory decisions, trends or policies issued or implemented by federal, state, local or international telecommunications regulatory authorities. In addition, federal, state, local or additional international authorities may seek to regulate or impose requirements with respect to the services provided by us. We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. However, if we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to ongoing reporting and compliance obligations, including being subject to litigation, fines, regulatory surcharge remittance requirements (past and/or future) or other penalties for any non-compliance.

          There is regulatory uncertainty as to the imposition of certain traditional common carrier regulations on VoIP telephony, which we use in the delivery of certain of our services. The regulatory status of VoIP is still under review by federal authorities and the courts. The FCC has stated that VoIP is an interstate service subject to certain regulations, but the FCC’s regulation of VoIP may be curtailed or expanded by the FCC or the courts. The FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulation of VoIP services. The adoption of, or changes in, such telecommunications laws and regulations could increase the costs of communicating over IP-based networks and may affect the available delivery methods for and costs associated with our services, as well as the growth of VoIP networks. Regulatory authorities may seek to regulate aspects of our services under new VoIP regulations, which would require us to comply with laws and regulations that currently are not applicable to us, and could adversely affect our business.

          International, federal and state laws regulate telemarketing practices and may adversely impact our business and the businesses of our customers and potential customers. The FCC promulgated rules in 1992 to implement the federal Telephone Consumer Protection Act of 1991 (TCPA). These rules, among others, regulate telemarketing methods and activities, including the use of pre-recorded messages, the time of day when telemarketing calls may be made, maintenance of company-specific “do not call” databases and restrictions on unsolicited fax advertising.

          In 2003, the FCC amended its rules under the TCPA. The FCC retained an exemption from liability for sending unsolicited commercial fax advertisements for fax broadcast providers which solely transmit such advertisements on behalf of others. However, the FCC ordered that a sender may fax unsolicited commercial advertisements only to those from whom the sender has received prior express consent in writing. The 2003 rule amendments modified the FCC’s prior policy, which permitted such faxes when an established business relationship (EBR) existed between the sender of a commercial unsolicited fax advertisement and the recipient. Several parties challenged the new rules and the FCC delayed the requirement to have prior written consent and the deletion of the EBR exemption. In July 2005, Congress passed the Junk Fax Prevention Act of 2005 (JFPA), amending the TCPA to expressly allow fax advertisements to be sent to persons or entities with whom a sender has an EBR. This amendment essentially nullified the FCC’s 2003 revocation of the EBR exemption. The JFPA also imposed new notice language for fax advertisements and mandated an opt-out mechanism. The FCC issued rules implementing these amendments in April 2006, which became effective in August 2006. However, the FCC may revise its rules and may impose a time limitation on the EBR exception. Despite the passage of the JFPA, the new notice requirements and potential time limits on the EBR exemption, combined with the regulatory uncertainty resulting from the 2003 FCC rulings and association litigation may have discouraged, and may continue to discourage, use by some of our customers of our broadcast fax services.

          In addition, we may be subject to state laws and regulations regulating the unsolicited transmission of faxes. For example, in October 2005, the state of California passed a law purporting to regulate intrastate and interstate fax advertisements which did not contain an EBR exemption. This law was challenged by the U.S. Chamber of Commerce and us in federal district court in California, with the court ruling that California’s regulation of interstate fax transmissions was impermissible.

          Fax broadcast providers, such as us, generally are not liable for their customers’ violations of the TCPA, although fax broadcast providers that have a “high degree of involvement” in their customers’ fax advertisements or “actual knowledge” of a customer’s violation of the TCPA may be held liable under the TCPA. Although we have conducted our operations to meet the fax broadcaster provider exemption, third parties may seek to challenge this exemption.

          The FCC, along with the Federal Trade Commission (FTC), has also instituted a national “do not call” registry for residential and wireless telephone numbers. Telemarketers are barred from calling consumers who register their telephone numbers in the national database. In summary, with certain exceptions, telemarketers are required to access the list before engaging in telemarketing in any particular area code. As a service provider to companies that engage in telemarketing, we subscribe to the federal do not call registry. Although we believe we have taken the necessary steps to ensure compliance with the do not call registry and other rule amendments, regulators or third parties could seek to challenge our compliance with the federal do not call registry, federal telemarketing laws, and FCC and FTC rules.

          In October 2006, the FTC proposed to bar prerecorded telemarketing calls except in instances of prior express consent. The FCC generally permits prerecorded telemarketing calls where there is either an EBR or prior express consent. The FTC initiated a rulemaking proceeding and took public comments on its proposed restrictions on prerecorded telemarketing calls. In December 2006, the FCC issued a notice stating that it would not enforce the proposed ban until the completion of the rulemaking proceeding provided prerecorded telemarketing calls comply with certain “safe harbor” requirements. If ultimately adopted, the FTC’s proposed restriction on prerecorded telemarketing calls could impact customer use of our broadcast voice services to the extent a customer sought to use this service for marketing messages, distinct from informational or transactional messages.

          In addition to the federal legislation and regulations, there are numerous state laws and regulations governing telemarketing activities, including state do not call list requirements and state registration and bonding requirements. For instance, certain states regulate prerecorded telemarketing messages, and pending legislation introduced in at least one state would make political calls subject to do not call requirements in that state although such calls are exempt from the federal do not call requirements.

          Federal legislation known as the Can Spam law regulates unsolicited commercial e-mails, or spam. The Can Spam law requires unsolicited e-mail marketing messages to have a valid postal address. E-mail marketers may not use false or misleading headers or deceptive subject lines, must identify commercial e-mail and are also required to remove customers from their mailing lists if requested. Internet service providers may also bring lawsuits under the Can Spam law. The Can Spam law allows the FTC to impose fines and gives state attorney generals the power to bring lawsuits. The Can Spam law also preempts state laws in many respects, although it allows states to continue to regulate deceptive e-mails. A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails. Several states have adopted child protection registry laws that generally prohibit certain communications, such as e-mails, phone, fax or instant messages, to registered contact points assessable by children as submitted by parents and guardians when the content of the message includes an advertisement for or a link to content, products or services that are restricted to minors due to their age. Schools and other child-focused organizations may also submit domain names. Other states are considering similar legislation. These laws are subject to some opposition by certain industry groups and companies, and the FTC has noted certain concerns about security and privacy risks inherent in such “do not e-mail” registries. We provide services for our customers to distribute e-mails, including e-mails that may be subject to these laws. The Can Spam requirements apply to senders of e-mail messages, but do not apply to entities who engage in “routine conveyance” of e-mail messages, such as the transmission, routing or relaying, through an automatic technical process, e-mails for which another person has identified the recipients or provided the recipient addresses. We believe that our eMarketing services, where customers use our automated service to send e-mails to recipient addresses designated by these customers, fall within Can Spam’s routine conveyance exemption. We have implemented procedures that we believe comply with our obligations under the law. We have a policy that prohibits the use of our services to send spam and require our customers to comply with all laws and regulations pertaining to spam, but there can be no assurance that we would not be subject to litigation or enforcement actions alleging a violation of applicable federal and state laws.

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

          In addition, our international activities also are subject to regulation by various international authorities and the inherent risk of unexpected changes in such regulation. For example, individual countries within the European Union have specific regulations related to sending personal information from one country to another. The EU member states adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC if they do not comply with the provisions of their certification. Our subsidiary, Xpedite Systems, LLC, has certified compliance with the EU Safe Harbor through the Department of Commerce. In addition, the European Privacy and Communications Directive imposes restrictions on sending unsolicited communications to individuals via automatic calling machines, fax, e-mail and SMS messages. Generally, companies are required to obtain prior explicit, or opt-in, consent before they can contact users via this type of marketing.

Proprietary Rights and Technology

          Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have four issued U.S. patents relating to our fax distribution services, three of which will expire in 2013 and one which will expire in 2016. We also have two pending Canadian patent applications relating to our document generation and delivery services. We have three issued U.S. patents, a Canadian patent, a U.K. patent, three pending U.S.

patent applications and two pending Canadian patents relating to our conferencing services. Of the patents relating to conferencing services, one U.S. patent expires in 2007, one expires in 2010 and the other expires in 2022, and the Canadian and U.K. patents each expire in 2008. We have four pending U.S. patent applications and two pending international patent applications relating to our newly introduced mobile solutions. We own and use a number of federally registered trademarks and pending applications for trademarks, including Premiere Global Services & DesignSM, PGI & DesignSM, Powered by Premiere & DesignSM, Auditorium®, Fax2Mail (Stylized) SM, faxREACH®, GlobalMeet®, IrgentSM, messageREACH®, Netspoke (stylized)®,ReadyConference®, ReadyConference® Plus, smsREACH® and voiceREACH®. We own applications and registrations for many of these and other trademarks and service marks in the U.S. and in other countries. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Despite our efforts to protect our proprietary rights and technology, there can be no assurance that third parties will not misappropriate our proprietary rights or technology or independently develop technologies that are similar or superior to our technology.

Available Information

          Our corporate Web site is premiereglobal.com. We make available free of charge through our Web site (follow the “Shareholder Information” tab to “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is electronically filed with, or furnished to, the SEC.

Employees

          As of December 31, 2006, we employed approximately 2,350 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Amendment and Restatement of Our Articles of Incorporation and Bylaws

          On March 15, 2006, we amended and restated our articles of incorporation, which were adopted and approved by our board of directors on March 15, 2006. The amended and restated articles of incorporation consolidate into one document our articles of incorporation filed with the Secretary of State of the State of Georgia on December 6, 1995 and the five subsequent articles of amendment to the articles of incorporation. Our board of directors also approved certain other amendments not requiring shareholder approval under Georgia law. These amendments correct typographical errors and delete provisions in the articles of incorporation that are no longer applicable due to the passage of time including the identification of the initial board of directors, the initial registered agent and office and the incorporator. In addition, a prior amendment relating to the establishment and designation of the Series B voting preferred stock was deleted, thereby eliminating such series of preferred stock and reclassifying all of the former shares thereof (none of which were issued) as undesignated preferred stock.

          On March 15, 2006, our board of directors approved our second amended and restated bylaws in order to consolidate into one document our amended and restated bylaws and our nine amendments to the bylaws. Our board also approved certain other amendments to correct typographical errors, make nominal revisions to officer descriptions and to add provisions permitting certain board notices, consents and waivers and certain shareholder waivers to be conducted by electronic transmission, bringing the bylaws into conformity with amendments to Georgia law.

Item 1A. Risk Factors

Risks Relating to Our Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors that may make it difficult to maintain or increase our market share and revenues.

          The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see the section entitled “Business – Competition.” Many of our current and potential competitors, such as major telecommunications service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings and new competitors are likely to enter our markets. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings. For example, West Corporation has acquired Raindance Communications, Inc., InterCall, Inc., ConferenceCall.com, ECI Conference Call Services LLC and Sprint’s conferencing division. Microsoft Corp. acquired PlaceWare, Inc. and integrated PlaceWare’s services into its suite of Office series of applications. Also, we compete with companies with whom we have distribution relationships or with whom we resell certain of their services. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

Technological changes and the development of alternatives to our services may cause us to lose customers and market share and may hinder our ability to maintain or grow our revenues.

          The market for our services is characterized by rapid technological change, frequent new service introductions and evolving industry standards. We expect new services and enhancements to existing services to be developed and introduced that will compete with our services. Technological advances may result in the development and commercial availability of alternatives to or new methods of delivering our services and pricing options that could be more attractive to our customers. These developments could cause our existing services to become obsolete, result in significant pricing pressure on our services or allow our existing and potential customers to meet their own business communications needs without using our services. For example, if customers more rapidly adopt IP-based conferencing services or IP-based PBX systems, our results of operations could be adversely affected. Because we do not typically have long-term or exclusive contractual agreements with our customers, and many of our larger enterprise customers allocate their business among several providers, any of these developments could result in significant customer loss.

          We must continually introduce new services and enhancements to existing services in response to technological changes, evolving industry standards and customer demands. However, our new services and enhancements may not be as successful as our competitors’ solutions. We will not be able to gain market share and increase our revenues if we are unable to develop new services, or if we experience delays in the introduction of new services. Our ability to successfully develop and market new services and enhancements that respond to technological changes, evolving industry standards or customer demands, is dependent on our ability to:

•	foresee changes in industry standards;

•	anticipate and apply advances in technologies;

•	enhance our software, applications, equipment, systems and networks; and

•	attract and retain qualified and creative technical personnel.

We are subject to pricing pressures for our services which could cause us to lose market share and decrease revenues and profitability.

          We compete for customers based on several factors, including price. A decrease in the rates charged for services by our competitors could cause us to reduce the rates we charge for our services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, in 2006 and 2005, increased competition and decreased demand for our legacy broadcast fax services resulted in a decrease in revenue from these services. We expect revenue from broadcast fax services to continue to decline in the future. We have also experienced declines in the average selling price per minute of services across our solution sets, including within our Conferencing Solutions. In some cases, our competitors may offer their services at reduced rates for free on a trial basis in order to win customers. In addition, telecommunications service providers have lower telephony costs as a result of their ownership of the underlying telecommunications network and can offer services similar to ours at reduced rates as a result. Due to competitive factors and the rapidly changing marketplace for our services, we have reduced our pricing in certain circumstances and expect we may be required to further reduce our pricing in the future. Further, if we reduce our rates and our costs of providing our services do not decrease proportionately, or if they increase, this could have a material adverse effect on our results of operations.

Risks Relating to Our Business

Our future success depends on market acceptance of our new services.

          Market acceptance of our new services often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, in 2006, we introduced our PremiereAnywhere mobile solutions and our Irgent service for Notifications & Reminders. In addition, we intend to launch our new portal, PGiConnect.com, in the second quarter of 2007 which we believe will open a new sales channel for us and will assist in our objective to improve our revenue growth. A failure to achieve broad market acceptance of or a decline in the demand for our new services or portal could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new services and portal will depend on several factors, including:

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

          We continuously integrate new technologies, service offerings and systems. We have experienced and may continue to experience difficulty integrating new technologies into our networks. For example, we experienced delays in our testing of our SIP-based voice/fax boards that we intended to launch in the first quarter of 2006 which was delayed until the second quarter. These delays resulted from the board manufacturers inability to support this service in the time periods we initially anticipated. If we cannot successfully integrate new technologies, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

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

          As network usage grows, we will need to add capacity to our hardware, software and facilities with telecommunications equipment that route telephone calls. We continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers. For example, as our VoIP usage continues to increase, we are upgrading our network infrastructure to handle the new data volumes associated with this VoIP-based traffic.

Downtime in our network infrastructure could result in the loss of significant customers and revenues.

          We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time due to service or network outages and periodic system upgrades, and we may experience downtime in the future. For example, in 2006, we experienced downtime as a result of one of our SIP-based carriers’ upgrade to its switches. We have implemented changes to prevent this in the future, and we take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded back-up hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. However, despite these precautions, service interruptions could result in the loss of significant customers, which could cause us to lose revenues. We also maintain business interruption insurance providing for aggregate coverage of approximately $78.6 million per policy year. However, we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

Interruption in third party services that we use could result in service delays and disruptions and a loss of significant customers and revenues.

          Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and Web-based services on favorable terms from traditional and IP-based long distance telecommunications service providers, local exchange carriers, financial systems hosting providers and Internet service providers. We do not own a telecommunications or IP-based network and host a significant portion of our financial systems. As a result, we depend on a variety of third party providers for traditional and IP-based telecommunications services, Web conferencing services, call origination and termination local transmission, Internet access and financial systems. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, we have experienced interruptions in service as a result of our underlying carriers’ network outages and as a result of increased traffic volumes. In addition, we depend on these service providers to be financially solvent. If these service providers were to become insolvent, it could temporarily interrupt our ability to bill our customers, make payments to our vendors and delay our ability to report our financial results. Any interruptions in the delivery of our services could result in a loss of significant customers and revenues.

Continued weakness in our legacy broadcast fax services may negatively impact our financial performance.

          We have experienced an acceleration in the decline of revenue from our legacy broadcast fax services and expect continued declines in the future. Our future success is dependent in part upon our ability to transition our broadcast fax customers to our newer technologies, such as e-mail and voice delivery services. For example, in order to generate more predictable broadcast fax revenue, we are continuing our efforts to transition these customers into minimum commitment contracts or flat-rate service plans and to migrate these customers to our newer technologies by extending pricing incentives to these customers in attempts to accelerate adoption of these plans. We cannot guarantee that our efforts will be successful, and these actions are expected to reduce near-term revenues and earnings because the price for our newer technologies is substantially below that of our broadcast fax services.

Our inability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements could decrease our profitability.

          Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications services on favorable terms from telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements through 2009. These commitments total approximately $20.6 million, with annual costs of approximately $14.2 million, $5.8 million and $0.6 million in 2007 through 2009, respectively. In addition, certain circuits that we purchase are subject to term requirements, including penalties for early termination of such circuits. The total amount of the minimum purchase requirements in 2006 was approximately $18.5 million, and we incurred telecommunications costs in excess of these minimums. It is possible that other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. Further, we can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under these agreements. If we are unable to obtain telecommunications services on favorable terms, or if we are required to purchase more services than we are able to utilize in the operation of our business, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may harm our financial condition and results of operations.

          We have incurred a substantial amount of indebtedness under our credit facility. As of December 31, 2006, we had approximately $135.9 million of outstanding debt under our credit facility, with approximately $134.5 million in borrowings and $1.4 million in letters of credit outstanding. In April 2006, we increased our line of credit from $180.0 million to $300 million. In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. These swaps are exclusive of our applicable margin as stated in our credit facility. Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flows from operations will be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;

•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

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

          We adopted SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” effective January 1, 2002. With the adoption of SFAS No. 142, we ceased amortizing approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and are required to perform an annual impairment review thereafter. Subsequent reviews could result in impairment write-downs to goodwill and/or other intangible assets. As of December 31, 2006, we had $295.2 million of goodwill and $38.4 million of other intangible assets reflected on our financial statements for which amortization will continue.

We may be subject to assessment of income, state sales and other taxes for which we have not accrued.

          We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected and remitted state sales tax from Conferencing Solutions customers. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. More states may claim that we are subject to an assessment of sales taxes. As of December 31, 2006 and December 31, 2005, we had reserved approximately $4.3 million and $5.7 million, respectively, for certain state sales tax contingencies. This amount is included in “Accrued taxes” on the face of the consolidated balance sheet. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

          Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven without monthly subscription fees and historically without minimum commitments. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter our operating results may fail to meet the expectations of public market analysts and investors. In this event, the market price of our common stock will likely decline.

          Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

•	fluctuations in operating expenses;

•	increased competition and pricing pressure;

•	the reliability and performance of our services;

•	the timing of new service announcements;

•	market acceptance of new and enhanced versions of our services;

•	changes in legislation and regulations that may affect the competitive environment for our services; and

•	general economic and seasonal factors.

Our stock has been volatile and we expect that it will continue to be volatile.

          Our stock price has been volatile, and we expect it will continue to be volatile. The volatility of our stock price can be due to factors such as:

•	fluctuating operating results;

•	announcements by us or our competitors of significant technological innovations, contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	changes in security analysts’ estimates of our performance or our failure to meet analysts’ expectations.

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

          Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining acquired management and employees;

•	difficulties in the assimilation of the operations, services and personnel of the acquired company;

•	diversion of our management’s attention from other business concerns;

•	assumption of known and unknown or contingent liabilities;

•	adverse financial impact from the amortization of expenses related to intangible assets;

•	entry into markets in which we have little or no direct prior experience; and

•	potentially dilutive issuances of equity securities.

If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect out financial results. For example, we have completed the integrations of 14 acquired companies since January 1, 2004 and in certain instances, we experienced increased costs and past due receivables due to delays in integrations and technology enhancements required of our infrastructure. The only acquisitions yet to be integrated are Enunciate Corporation and EC Teleconferencing Pty Limited (ECT) due to the complexities related to technology integration.

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

          Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have received and expect to continue to receive notices, or be subject to third party claims or proceedings, alleging that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. For example, on August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging patent infringement. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. In addition, certain of our former Voicecom business segment customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against such customers. We do not believe that we have an obligation to indemnify such customers. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter, and an adverse outcome could have a material effect on our business, financial condition and results of operation.

          We ultimately may not prevail on any such claims and any claiming parties may have significantly greater resources than we have to pursue litigation of these types of claims. Any infringement claim, whether with or without merit, could:

•	be time consuming and a diversion to management;

•	result in costly litigation;

•	cause delays in introducing new services or enhancements; and

•	result in costly royalty or licensing agreements.

If a successful claim is made against us and we fail to develop non-infringing technology, our business, financial condition and results of operation could be materially adversely affected.

Risks Related to Government Regulation

Regulatory and legislative changes may discourage certain customers from using some of our services and could adversely impact our results of operations.

          Legislative and regulatory changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation to curb unsolicited commercial e-mail, also known as the Can Spam law, and additional restrictions on telemarketing and unsolicited fax advertising. These changes include the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The Can Spam law places certain requirements on senders of commercial e-mail, including requiring senders to honor opt-out requests and banning false and deceptive headers and subject lines. The TCPA and associated rules promulgated by the FCC prohibit the sending of unsolicited fax advertisements and proscribe certain telemarketing practices. Other federal laws implemented by the FTC also substantially regulate telemarketing. In October 2006, the FTC proposed to bar prerecorded telemarketing calls except in instances of prior express consent. The FTC subsequently had a public comment period on its proposed restrictions on prerecorded telemarketing calls. In December 2006, the FCC issued a notice stating that it would not enforce the ban until he completion of the rulemaking proceeding provided prerecorded telemarketing calls comply with certain safe harbor requirements. If ultimately adopted, the FTC’s proposed restriction on prerecorded telemarketing calls could impact customer use of our broadcast voice services to the extent a customer sought to use these services for marketing messages, distinct from informational or transactional messages. In addition to federal laws and regulations, there are numerous state laws and regulations governing such activities. For instance, certain states regulate prerecorded telemarketing messages and pending legislation introduced in at least one state would make political calls subject to do not call requirements in that state although such calls are exempt from the federal do not call requirements. Compliance with applicable laws and regulations could have an adverse impact on the volume of fax, e-mail and voice messages sent utilizing our platforms. For example, although Congress amended the TCPA by passing the JFPA to expressly permit the faxing of advertisements to entities and persons that have an EBR with a sender provided certain conditions are met, Congress also imposed new notice language for fax advertisements and mandated an opt-out mechanism. In April 2006, the FCC issued rules to implement the JFPA that went into effect on August 1, 2006. The rules clarify the definition of EBR and also require that in addition to the EBR, the sender must have obtained the facsimile number at issue directly from the recipient, from a directory or Internet site voluntarily made available by a recipient or that the EBR pre-dated July 9, 2005. The FCC also clarified the requirements of the new opt-out notice. Among other requirements under the new rules, opt-out requests submitted by fax recipients must be implemented within 30 days. Despite the passage of the JFPA, new notice requirements and any future time limits on the EBR exemption may discourage use by some of our broadcast fax customers and could adversely impact our revenues. In addition, we could be subject to litigation concerning our compliance and our customers’ compliance with these laws and regulations, as well as governmental enforcement actions, regulatory fines and penalties.

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

          Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service commissions. We do not believe that our enhanced information services are subject to the same regulations as those applicable to traditional telecommunications service providers in the U.S. However, it is possible that regulatory authorities may take a different position and may seek to require us to submit to traditional telecommunications carrier regulation under the Communications Act of 1934, as amended, and various state laws as a provider of telecommunications services. We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. We use reasonable efforts to ensure that our operations comply with applicable regulatory requirements. However, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of such government authorities as providers of traditional telecommunications services, we could be temporarily prohibited from providing portions of our services, could have to restructure portions of our services, could become subject to ongoing reporting and compliance obligations or could be subject to fines, forfeitures, regulatory surcharge remittance requirements (past and/or future) or other penalties for noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse affect on our financial results.

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

          Our ability to achieve future success will depend in part on the expansion of our international operations. There are difficulties and risks inherent in doing business on an international level that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

•	burdensome regulatory requirements and unexpected changes in these requirements;

•	export restrictions and controls relating to technology;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing international operations;

•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

•	longer payment cycles;

•	problems in collecting accounts receivable;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	seasonal reductions in business activity during the summer months in Europe and other parts of the world; and

•	potentially adverse tax consequences.

We could experience losses from fluctuations in currency exchange rates.

          We conduct business in 19 countries with approximately 34.6% of our operating expenses and approximately 37.8% of our consolidated revenues derived in foreign currencies. Accordingly, we could experience material losses in revenues and earnings due to fluctuations in foreign currencies. We have not experienced any material losses in earnings from fluctuations in currency exchange rates, but we could in the future. We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our current corporate headquarters occupy approximately 42,000 square feet of office space in Atlanta, Georgia under a lease expiring August 2007. We occupy additional space of approximately 45,000 square feet in Tinton Falls, New Jersey under a lease expiring in May 2016, approximately 94,000 square feet in Colorado Springs, Colorado under a lease expiring August 2010 and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring in August 2009.

          In October 2005, we entered into leases through two of our subsidiaries which are guaranteed by us for new corporate headquarters in Atlanta, Georgia of an aggregate of approximately 47,000 square feet. The leases are effective August 1, 2007 will expire in August 2014.

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

          On February 2, 2007, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s granting of our motion for summary judgment in a lawsuit alleging violations of securities laws filed in November 1998 against us and certain of our officers and directors. Plaintiffs had acquired our common stock in connection with our acquisition of Xpedite. Plaintiffs sought undisclosed damages together with pre-and post-

judgment interest, punitive damages, costs and attorneys’ fees. On February 23, 2007, plaintiffs filed a petition for rehearing en banc and for panel rehearing with the Eleventh Circuit.

          On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, American Teleconferencing Services, Ltd., as a party. Discovery is on-going.

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

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock, $.01 par value per share, is listed on the New York Stock Exchange under the symbol “PGI”. The following table sets forth the high and low closing sales prices of our common stock as reported on the NYSE for the periods indicated.

2006	High	Low

Fourth Quarter	$9.44	$8.00
Third Quarter	8.86	7.13
Second Quarter	8.09	7.28
First Quarter	$9.22	$7.98

2005	High	Low

Fourth Quarter	$8.65	$7.27
Third Quarter	12.08	7.89
Second Quarter	11.89	10.29
First Quarter	$11.32	$9.45

          The closing price of our common stock as reported on the NYSE on March 12, 2007 was $10.58. As of March 12, 2007 there were 568 record holders of our common stock.

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

          In June 2004, we entered into a three-year, senior secured revolving credit facility with Bank of America, N.A., as agent, which we first amended in February 2005 to increase the line to $180.0 million and then further amended in April 2006, to increase the line to $300.0 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report. This credit agreement contains customary prohibitions on our ability to declare any cash dividends on our common stock until all obligations under the line of credit are paid in full and all letters of credit have been terminated.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1-31, 2006	0	—	0	5,700,000
November 1-30, 2006	155,100	8.17	155,100	5,544,900
December 1-31, 2006	35,000	9.23	35,000	5,509,900

Total	190,100	8.37	190,100	5,509,900

          In June 2006, our board of directors authorized, and we announced, a new stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. In that same month, we had reached our Board-authorized limit of 5.4 million shares from our prior stock repurchase program, which had been approved by our board in May 2000, as amended and increased in January 2003.

Stock Performance Graph

          The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor’s 500 Composite Stock Price Index and a self-determined peer group for the period beginning December 31, 2001 and ending December 31, 2006. The graph assumes an investment in our common stock, the S&P 500 and our peer group of $100 on December 31, 2001, and that all dividends were reinvested. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Premiere Global Services, Inc.	100.00	129.41	259.12	315.00	239.12	277.65
S&P 500	100.00	77.90	100.24	111.15	116.61	135.03
Peer Group	100.00	59.86	97.96	115.54	136.20	170.37

          Our peer group consists of each of the companies in our 2006 peer group included in our proxy statement for our 2006 annual meeting of shareholders, except for two companies, West Corporation, which became a private company in 2006 and Raindance Communications, Inc., which was acquired by West Corporation. Our 2007 peer group includes the following companies: ACT Teleconferencing, Inc., Critical Path, Inc., Docucorp International, Inc., EasyLink Services Corporation, Genesys SA, J2 Global Communications, Inc. and WebEx Communications, Inc.

Item 6. Selected Financial Data

          The following selected consolidated statement of operations data, balance sheet data and cash flow data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto in “Item 8. Financial Statements and Supplementary Data” included in this annual report.

	Year Ended December 31,

	2006	2005	2004	2003	2002

	(in thousands, except per share data)
Statement of Operations Data:
Revenues	$496,472	$497,473	$449,371	$381,280	$341,253
Operating income	46,370	75,279	71,394	37,199	24,905
Income from continuing operations attributable to common and common equivalent shares for:
—basic income per share	25,509	48,686	40,685	26,913	14,423
—diluted income per share	25,509	48,686	42,071	27,886	14,423
Income from continuing operations per common and common equivalent shares for:
—basic (1)	$0.37	$0.69	$0.63	$0.50	$0.27
—diluted (1)	$0.37	$0.67	$0.58	$0.45	$0.26

(Loss) gain from discontinued operations	—	(1,269)	1,195	(976)	(12,532)
Net income attributable to common and common equivalent shares for:
—basic net income per share	25,509	47,417	41,880	25,937	1,891
—diluted net income per share	25,509	47,417	43,266	26,910	1,891
Net income per common and common equivalent shares for:
—basic (1)	$0.37	$0.67	$0.65	$0.48	$0.04
—diluted (1)	$0.37	$0.66	$0.60	$0.44	$0.03
Shares used in computing income from continuing operations and net income per common and common equivalent shares for:
—basic	68,933	70,392	64,086	53,767	53,550
—diluted	69,787	72,366	72,280	61,301	56,262

Balance Sheet Data (at period end):
Cash, equivalents and marketable securities	$18,977	$20,508	$26,458	$24,521	$69,418
Working capital	30,169	32,201	27,062	8,626	62,103
Total assets	549,315	495,290	435,476	339,297	352,093
Total debt	138,782	100,474	68,184	105,000	180,227
Total shareholders’ equity	316,291	303,750	266,930	133,718	84,338

Statement of Cash Flows Data:
Cash provided by (used in) operating activities from:
Continuing operations	74,147	92,582	84,576	59,834	37,244
Discontinued operations	(987)	(2,025)	(2,081)	—	(5,804)

Total	$73,160	$90,557	$82,495	$59,834	$31,440
Cash used in investing activities from:
Continuing operations	(80,966)	(107,640)	(111,118)	(41,860)	(6,175)
Discontinued operations	—	—	—	—	(155)

Total	$(80,966)	$(107,640)	$(111,118)	$(41,860)	$(6,330)
Cash provided by (used in) financing activities from:
Continuing operations	5,712	15,447	30,481	(62,573)	(5,911)
Discontinued operations	—	—	—	—	(1,086)

Total	$5,712	$15,447	$30,481	$(62,573)	$(6,997)

(1)

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible preferred stock, convertible subordinated notes (using the if-converted method), unvested restricted stock and from stock options (using the treasury stock method). Net income available to common shareholders was adjusted for the interest expense related to our convertible notes prior to conversion.

          Our results of operations include revenues and associated costs for all acquisitions as discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the effective date of each acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

          We are a global provider of communication technologies-based solutions that automate, simplify and improve communication-centric business processes. We believe our solutions help businesses increase sales, improve productivity and efficiency and enhance our customer loyalty and retention by empowering them with new ways to communicate with, market to and service their constituents. We go to market on a global basis in three regions in North America, Europe and Asia Pacific with the following core solution sets: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing.

          Beginning in the fourth quarter of 2006, we realigned our reporting segments to be consistent with the way we now manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. We will no longer report results under our former Conferencing & Collaboration and Data Communications segments, consistent with the completion of our One Company initiative. We have changed our reportable segments in order to better reflect the way in which areas of management responsibility are divided and the way our management monitors and reviews our financial results and performance. We have reclassified prior year results in this annual report to conform to our new segment presentation.

          Key highlights of our financial and strategic accomplishments for our year ended December 31, 2006 include:

•	Consolidated management of our former Conferencing & Collaboration and Data Communications business units under our One Company theme;

•	Aligned our operations under our recently appointed President, Ted Schrafft, who reports directly to our chief executive officer;

•	Launched micro-sites for online customer self-service, provisioning, support and account management, with nearly 6,000 enterprise customers and nearly 13,000 active users today;

•	Began development of our new Web portal to bring all of our capabilities online;

•	Proactively managed an approximate $25.2 million revenue loss from our legacy broadcast fax services;

•	Grew our Conferencing Solutions revenue 11.2% year-over-year, despite an approximate $17.3 million decline in revenue from our largest Conferencing customer;

•	Expanded our credit facility to $300.0 million to augment its access to capital;

•	Repurchased nearly 3.9 million shares of our common stock, or greater than 5.0% of our total shares outstanding, in the open market; and

•	Secured Board authorization for a new share repurchase plan for up to 7.0 million shares of our common stock, or approximately 10.0% of total shares outstanding.

          In 2007, we plan to continue our focus on solutions-based revenue growth. We plan to invest in additional sales headcount, compensation plans and training, as we move to a more consultative sales approach. Additionally, we have aligned our development, service and support organizations in order to support our solution-sales efforts.

          We believe that our improved cross-selling efforts under our unified sales management team will help accelerate revenue growth in our core solution sets in 2007. To accomplish this objective, we intend to systematically introduce PGiCOS to all of our enterprise customers during the year to drive adoption of additional solutions per customer.

          Additionally, in 2007 we plan to improve our profitability by continuing to automate our internal processes and by focusing our internal development efforts on more highly automated applications that have quicker sales cycles and implementation times.

          Finally, in 2007 we plan to move our Company on-line with our Web portal initiative, making all PGiCOS capabilities accessible through a single point of presence on the Internet at PGiConnect.com. This Web portal will open a new sales channel that we believe will improve our solutions-based revenue growth. In addition, by driving many of our customer service and support capabilities into a self-serve Web environment, we believe we will improve our customer experience and drive additional efficiencies throughout our business. We believe that over time these efficiencies will help us reduce our service and support costs and further our goal of improving profitability.

          We believe our success against these objectives will enable us to continue to increase our market share and to improve shareholder value in 2007.

          The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this annual report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements contained herein and notes thereto.

Results of Operations

          The following table presents the percentage relationship of certain statements of operations line items to total revenues for our consolidated operating results for the periods indicated:

	Year Ended December 31,

	2006	2005	2004

REVENUES	100.0%	100.0%	100.0%

OPERATING EXPENSES
Cost of revenues (exclusive of depreciation shown separately below)	40.5	36.3	35.7
Selling and marketing	26.7	25.8	26.3
General and administrative (exclusive of net legal settlements shown separately below)	11.8	11.8	11.8
Research and development	2.4	2.2	2.4
Depreciation	4.9	5.0	5.9
Amortization	2.6	2.7	2.0
Restructuring costs	1.7	0.7	—
Asset impairments	0.0	—	—
Net legal settlements and related expenses	0.1	0.4	—

Total operating expenses	90.7	84.9	84.1

OPERATING INCOME	9.3	15.1	15.9

OTHER (EXPENSE) INCOME
Interest expense	(1.8)	(1.1)	(1.0)
Interest income	0.1	0.1	0.1
Debt conversion costs	—	—	(3.8)
Loss on sale of marketable securities	—	(0.0)	(0.0)
Gain on prepayment of note receivable	—	—	1.9
Other, net	0.3	0.0	0.5

Total other (expense) income	(1.4)	(1.0)	(2.3)

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	7.9	14.1	13.6
INCOME TAX EXPENSE	2.8	4.3	4.6

INCOME FROM CONTINUING OPERATIONS	5.1%	9.8%	9.0%

DISCONTINUED OPERATIONS:
(Loss) gain from operations of Voicecom	—	(0.4)	0.4
Income tax (benefit) expense	—	(0.1)	0.1

(Loss) gain on discontinued operations	—	(0.3)	0.3

NET INCOME	5.1%	9.5%	9.3%

          Beginning in the fourth quarter of 2006, we realigned our reporting segments to be consistent with the way we now manage our operations on a geographic regional basis. Our new management structure is a matrix organization with single functional management worldwide and regional management in our current reportable segments in North America, Europe and Asia Pacific. As a result, we no longer report our financial results under our former Conferencing & Collaborations and Data Communications business segments. We have reclassified prior year results in this annual report to conform to our new geographic segment presentation. Our unallocated corporate costs are included in our North America segment.

          The following table presents certain financial information about our segments for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate geographic segment:

	Year Ended December 31,

	2006	2005	2004

REVENUES:
Revenues from continuing operations:
North America	$319.3	$321.4	$293.3
Europe	93.0	99.1	84.0
Asia Pacific	84.2	77.0	72.1

	$496.5	$497.5	$449.4

INCOME (LOSS):
Income (loss) from continuing operations:
North America	$21.5	$41.8	$34.8
Europe	(0.7)	2.3	1.5
Asia Pacific	4.7	4.6	4.4

	$25.5	$48.7	$40.7

(Loss) gain from discontinued operations:
North America – Voicecom	—	(1.3)	1.2

Net income:	$25.5	$47.4	$41.9

IDENTIFIABLE ASSETS:
North America	$439.7	$403.0	$357.9
Europe	71.4	63.8	51.3
Asia Pacific	38.2	28.5	26.3

	$549.3	$495.3	$435.5

Revenues

          Consolidated revenues from continuing operations were $496.5 million in 2006, $497.5 million in 2005 and $449.4 million in 2004. Consolidated revenues in 2006 decreased from the previous year by 0.2% and in 2005 increased from the previous year by 10.7%.

          North America revenue was 64.3%, 64.6%, and 65.3% of consolidated revenues for 2006, 2005 and 2004, respectively. North America revenue was $319.3 million in 2006, $321.4 million in 2005 and $293.3 million in 2004. North America revenue in 2006 decreased from the previous year by 0.7% and in 2005 increased from the previous year by 9.6%. North America revenue decreased in 2006 from the previous year primarily as a result of declines in broadcast fax services revenue and conferencing revenue from International Business Machines Corporation (IBM), offset by the acquisition of Accucast and Enunciate, and organic growth in our non-IBM Conferencing Solutions and Desktop Fax Solutions. North America revenue increased in 2005 from the previous year as a result of our 2005 acquisitions of Citizens Communications Company, Netspoke, Inc. and Intelligent Meetings Corporation and the full-year effect of our 2004 acquisitions of Resource Communications Inc., ClearOne Communications, Inc., Connect-us Communications, LLC and Communications Network Enhancement Inc. d/b/a ConferenceCallServices (CCS) In addition, we experienced organic growth in our non-IBM Conferencing Solutions and Desktop Fax Solutions. These gains were offset in part by declines in broadcast fax services revenue and conferencing revenue from IBM.

          Europe revenue was 18.7%, 19.9%, and 18.7% of consolidated revenues for 2006, 2005 and 2004, respectively. Europe revenue was $93.0 million in 2006, $99.1 million in 2005 and $84.0 million in 2004. Europe revenue in 2006 decreased from the previous year by 6.2% and in 2005 increased from the previous year by 18.0%. Europe revenue declined in 2006 primarily as a result of declines in broadcast fax services revenue, offset in part by organic growth in our Conferencing Solutions. Europe revenue increased in 2005 as a result of our acquisition of I-Media, SA in December 2004 and organic growth of our Conferencing Solutions, offset in part by organic declines in broadcast fax.

          Asia Pacific revenue was 17.0%, 15.5%, and 16.0% of consolidated revenues for 2006, 2005 and 2004, respectively. Asia Pacific revenue was $84.2 million in 2006, $77.0 million in 2005 and $72.1 million in 2004. Asia Pacific revenue in 2006 and 2005 increased from the previous year by 9.4% and 6.7%, respectively. Asia Pacific revenue increased in 2006 primarily as a result of organic growth of our six core solutions and the acquisition of ECT, offset in part by declines in the valuation of the Yen on our Japanese broadcast fax services revenue and declines in broadcast fax services revenue outside of Japan. Asia Pacific revenue increased in 2005 as a result of organic growth of our six core solutions and in broadcast fax services revenue.

Cost of revenues

          Consolidated cost of revenues were 40.5%, 36.3%, and 35.7% of consolidated revenues in 2006, 2005 and 2004, respectively. Consolidated cost of revenues from continuing operations increased 10.8% to $200.5 million in 2006 from $181.0 million in 2005 and increased 12.5% in 2005 from $160.8 million in 2004.

          North America cost of revenue totaled $124.4 million in 2006, $108.7 million in 2005 and $97.6 million in 2004, or 39.0%, 33.8% and 33.3% of segment revenue, in 2006, 2005 and 2004, respectively. North America cost of revenue includes approximately $0.7 million, $0.2 million and $0.1 million for 2006, 2005 and 2004, respectively, of equity-based compensation costs which increased in 2006 as a result of our adoption of SFAS No. 123(R), “Share Based Payment” (SFAS 123(R)). In 2006, North America cost of revenue increased as a percentage of segment revenue primarily due to regulatory telecommunications costs, the acquisition of Accucast (which carries a higher cost of revenue as a percent of segment revenue), price compression in our organic Conferencing Solutions, the decline of IBM Conferencing Solutions, declines in lower cost of revenue for broadcast fax services and growth in our Web conferencing services that carry a higher percentage cost of revenue. In 2005, North America cost of revenue increased modestly as a percent of segment revenue primarily as a result of lowered telecommunications costs per minute and realization of approximately $2.5 million in favorable settlements of telecommunications disputes, offset by declines in higher margin broadcast fax services revenue, declines in IBM conferencing revenue, price compression in our organic non-IBM conferencing revenue and growth in our Web conferencing services that carry a higher percentage cost of revenue.

          Europe cost of revenue totaled $35.4 million in 2006, $38.9 million in 2005 and $32.5 million in 2004, or 38.1%, 39.3% and 38.7% of segment revenue, in 2006, 2005 and 2004, respectively. In 2006, Europe cost of revenue declined as a percentage of segment revenue primarily as a result of lower negotiated telecommunications costs per minute and an increase in revenue mix towards lower cost of revenue Conferencing Solutions from higher cost of revenue broadcast fax services. In 2005, Europe cost of revenue increased as a percentage of segment revenue primarily as a result of our acquisition of I-Media in December 2004, which carried a higher cost of revenue as a percentage of revenue than our historical European business.

          Asia Pacific cost of revenue totaled $40.7 million in 2006, $33.3 million in 2005 and $30.8 million in 2004, or 48.3%, 43.3% and 42.7% of segment revenue, in 2006, 2005 and 2004, respectively. In 2006, Asia Pacific cost of revenue increased as a percentage of segment revenue primarily as a result of price compression in broadcast fax services and Conferencing Solutions and telecommunications cost increases in certain countries where telecommunications are still highly regulated by the government. Increases in costs related to certain of our reseller arrangements that carry higher costs of revenue also contributed to this increase. In 2005, Asia Pacific cost of revenue increased as a percentage of segment revenue primarily as a result of price compression in broadcast fax services and Conferencing Solutions, offset in part by declines in negotiated telecommunications costs per minute.

Selling and marketing

          Consolidated selling and marketing expenses from continuing operations as a percent of consolidated revenues were 26.7%, 25.8% and 26.3% in 2006, 2005 and 2004, respectively. Consolidated selling and marketing expenses from continuing operations increased 2.9% to $132.3 million in 2006 from $128.6 million in 2005, and increased 9.0% in 2005 from $118.0 million in 2004.

          North America selling and marketing expense totaled $88.0 million in 2006, $84.6 million in 2005 and $75.2 million in 2004, or 27.6%, 26.3% and 25.7% of segment revenue, in 2006, 2005 and 2004, respectively.

North America selling and marketing expense includes approximately $1.8 million, $1.0 million and $0.3 million for 2006, 2005 and 2004, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). In 2006, North America selling and marketing expense increased as a percentage of segment revenue primarily due to declines in our broadcast fax services revenue and IBM conferencing revenue, both of which have minimal dedicated resources. Additionally, in the second half of 2006, we made significant investments in sales and marketing resources dedicated to the growth of our core solution sets. In 2005, North America selling and marketing expense increased as a percentage of segment revenue primarily as a result of declines in broadcast fax services revenue and IBM conferencing revenue.

          Europe selling and marketing expense totaled $25.6 million in 2006, $25.8 million in 2005 and $24.2 million in 2004, or 27.5%, 26.0% and 28.8% of segment revenue, in 2006, 2005 and 2004, respectively. Europe selling and marketing expense includes approximately $0.2 million, $0.0 million and $0.0 million for 2006, 2005 and 2004, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). In 2006, Europe selling and marketing expense increased as a percentage of segment revenue primarily due to declines in broadcast fax services revenue. In 2005, Europe selling and marketing expense declined as a percentage of segment revenue primarily due to our acquisition of I-Media in 2004, which had lower sales and marketing expense as a percentage of segment revenue.

          Asia Pacific selling and marketing expense totaled $18.7 million in 2006, $18.2 million in 2005 and $18.5 million in 2004, or 22.2%, 23.7% and 25.7% of segment revenue, in 2006, 2005 and 2004, respectively. Asia Pacific selling and marketing expense includes approximately $0.1 million, $0.0 million and $0.0 million for 2006, 2005 and 2004, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). In 2006 and 2005, Asia Pacific selling and marketing expense as a percentage of segment revenue declined primarily as a result of growth in revenue generated from our resellers and in our Conferencing Solutions and reductions in sales and marketing resources associated with broadcast fax services revenue.

Research and development

          Consolidated research and development expenses from continuing operations as a percentage of consolidated revenues were 2.4%, 2.2% and 2.4% in 2006, 2005 and 2004, respectively. Consolidated research and development expenses from continuing operations increased 11.3% to $12.1 million in 2006 from $10.8 million in 2005, and decreased 1.4% in 2005 from $11.0 million in 2004. Consolidated research and development expense included approximately $0.8 million, $0.1 million and $0.0 million for 2006, 2005 and 2004, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). These costs increased as a percentage of consolidated revenues in 2006 as a result of a greater amount of internal costs incurred for maintenance of our new and existing product platforms. In 2005, these costs decreased from the prior period as a percentage of consolidated revenues as a result of increased capital development expenses and our continued policy of capitalizing only those development projects with a high probability of economic benefit. Research and development costs associated with product development are capitalized as internally developed software, whereas management overhead, facilities costs and maintenance activities are expensed as research and development. We capitalized approximately $8.0 million, $9.1 million and $6.3 million, in 2006, 2005 and 2004, respectively, of software development costs. All research and development expenses were incurred in North America.

General and administrative

          Consolidated general and administrative expenses from continuing operations as a percentage of consolidated revenues was 11.8% in 2006, 2005 and 2004. Consolidated general and administrative expenses from continuing operations increased 0.2% to $58.6 million in 2006 from $58.5 million in 2005, and increased 10.7% in 2005 from $52.9 million in 2004.

          North America general and administrative expense totaled $41.2 million in 2006, $40.0 million in 2005 and $36.4 million in 2004, or 12.9%, 12.5% and 12.4% of segment revenue, in 2006, 2005 and 2004, respectively. North America general and administrative expense includes approximately $6.2 million, $5.7 million and $2.8 million, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). In 2006, North America general and administrative expenses increased as a percentage of segment revenue primarily as a result of declines in broadcast fax services revenue and in IBM conferencing revenue, both of which have minimal dedicated resources and bad debt expenses associated with various broadcast fax customers and certain acquired conferencing customers. These costs were offset in part by the integration of personnel associated with prior year’s acquisitions and the consolidation of our North America finance department from the previous segment structure. In 2005, North America general and administrative expense increased as a percentage of segment revenue primarily due to acquisitions in 2004 and 2005 that were not fully integrated until 2006.

          Europe general and administrative expense totaled $10.3 million in 2006, $11.5 million in 2005 and $10.0 million in 2004, or 11.1%, 11.6% and 11.9% of segment revenue, in 2006, 2005 and 2004, respectively. Europe general and administrative expense includes approximately $0.2 million, $0.2 million and $0.1 million for 2006, 2005 and 2004, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). In 2006 and 2005, Europe general and administrative expense as a percentage of segment revenue has declined primarily as a result of the integration of our I-Media acquisition. Additionally, reductions in finance personnel have occurred primarily in our former Data Communications finance department as part of our consolidation efforts.

          Asia Pacific general and administrative expense totaled $7.1 million in 2006, $7.0 million in 2005 and $6.5 million in 2004, or 8.4%, 9.1% and 9.0% of segment revenue, in 2006, 2005 and 2004, respectively. Asia Pacific general and administrative expense includes approximately $0.3 million, $0.2 million and $0.1 million for 2006, 2005 and 2004, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). Asia Pacific general and administrative expense has remained flat to declining as a percentage of segment revenue primarily as a result of the overall revenue growth in this segment with no significant corresponding increase in general and administrative resources.

Depreciation

          Consolidated depreciation expenses from continuing operations as a percentage of consolidated revenues were 4.9%, 5.0% and 5.9% in 2006, 2005 and 2004, respectively. Consolidated depreciation expenses from continuing operations decreased 0.8% to $24.6 million in 2006 from $24.8 million in 2005 and decreased 6.1% from $26.4 million in 2004. Depreciation expense has declined as a percentage of consolidated revenues between 2004 and 2006 as a result of increased revenues from acquisitions migrated to our existing platforms. We expect depreciation to increase as a percentage of consolidated revenues as we continue to invest in our solutions over the coming years.

          North America depreciation expense totaled $18.2 million in 2006, $17.9 million in 2005 and $18.9 million in 2004, or 5.7%, 5.6% and 6.4% of segment revenue, in 2006, 2005 and 2004, respectively. Europe depreciation expense totaled $3.8 million in 2006, $3.9 million in 2005 and $3.8 million in 2004, or 4.1%, 4.0% and 4.6% of segment revenue, in 2006, 2005 and 2004, respectively. Asia Pacific depreciation expense totaled $2.6 million in 2006, $2.9 million in 2005 and $3.7 million in 2004, or 3.1%, 3.8% and 5.1% of segment revenue, in 2006, 2005 and 2004, respectively.

Amortization

          Consolidated amortization from continuing operations as a percentage of consolidated revenues was 2.6%, 2.7% and 2.0% in 2006, 2005 and 2004, respectively. Consolidated amortization from continuing operations was $13.0 million, $13.2 million and $8.9 million in 2006, 2005 and 2004, respectively. Amortization expense has increased in absolute dollars as a result of our acquisitions. Absent additional acquisitions, we expect amortization expense will remain at current levels.

          North America amortization expense totaled $11.2 million in 2006, $10.5 million in 2005 and $7.1 million in 2004, or 3.5%, 3.3% and 2.4% of segment revenue, in 2006, 2005 and 2004, respectively. Europe depreciation expense totaled $1.6 million in 2006, $2.7 million in 2005 and $1.5 million in 2004, or 1.7%, 2.7% and 1.8% of segment revenue, in 2006, 2005 and 2004, respectively. Asia Pacific depreciation expense totaled $0.2 million in 2006, $0.0 million in 2005 and $0.3 million in 2004, or 0.3%, 0.0% and 0.5% of segment revenue, in 2006, 2005 and 2004, respectively.

Restructuring costs

          Consolidated restructuring costs from continuing operations as a percentage of consolidated revenues was 1.7% and 0.7% in 2006 and 2005, respectively. Consolidated restructuring costs from continuing operations were $8.4 million and $3.3 million in 2006 and 2005, respectively. We did not have any restructuring costs in 2004.

          In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific.

          In 2005, we incurred $3.3 million of restructuring costs. These costs were associated with the reduction of approximately 90 employees in selling and marketing, operations and finance functions, primarily in North America and Europe. The reductions in non-financial functions are the result of the significant declines in our North America and Europe broadcast fax services revenue. The reductions in financial functions are the result of duplicative business processes within North America and Europe finance departments.

Asset impairment

          Asset impairments were $0.1 million in 2006 relating to the discontinuation of technology acquired in 2003 in our North America operating segment.

Net legal settlements and related expenses

          Net legal settlements and related expenses were $0.6 million and $2.0 million in 2006 and 2005, respectively. In 2006, we resolved a dispute with one of our telecommunications providers for approximately $0.6 million. In February 2006, we settled contract litigation with Captaris relating to a license agreement and a reseller agreement entered into in connection with our acquisition of MedaLinq assets from Captaris in September 2003. As this lawsuit arose prior to December 31, 2005, we were required to adjust the 2005 results to reflect this settlement and related legal fees of $2.4 million, net of accruals of $0.4 million previously recorded.

Interest expense

          Interest expense from continuing operations was $9.1 million, $5.6 million and $4.7 million in 2006, 2005 and 2004, respectively. Interest expense increased in 2006 and 2005 as a result of increased average borrowings on our credit facility resulting from acquisitions and increases in LIBOR. Average outstanding borrowings on our credit facility during 2006, 2005 and 2004 were $119.6 million, $99.8 million and $35.9 million, respectively.

          In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps are exclusive of our applicable margin as stated in our credit facility. We have not designated these interest rate swaps as hedges and are accounting for them in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value, which were approximately $0.1 million for the twelve months ended December 31, 2006, are recognized in earnings.

Interest income

          Interest income was $0.5 million, $0.6 million and $0.6 million in 2006, 2005 and 2004, respectively. Interest income remained flat in all three periods as we maintained a relatively stable cash and cash equivalent outstanding balance. The average cash and cash equivalents were $19.7 million in 2006, $23.2 million in 2005, and $20.6 million in 2004.

Debt conversion costs

          In connection with the refinancing of our initial $60.0 million credit facility with our June 2004 $120.0 million line of credit, we incurred $17.0 million of debt conversion costs, comprised of $16.3 million of interest make-whole payment and $0.7 million of deferred financing costs. For a discussion of our line of credit, see “—Liquidity and Capital Resources - Capital resources.”

Loss on sale of marketable securities

          Loss on marketable securities was $(0.1) million and $(16,000) in 2005 and 2004, respectively. During 2005, we sold the remaining securities we purchased during 2004 for a loss of $0.1 million. As of December 31, 2006, we do not hold any marketable securities. During 2004, we bought and sold securities of various companies in the same industry as us for aggregate proceeds less commission of $1.8 million and realized losses of approximately $16,000.

Other, net

          Other, net was $1.4 million, $0.1 million and $2.4 million in 2006, 2005 and 2004, respectively. In 2006, we incurred foreign exchange gains of approximately $1.4 million related to cash settlements of intercompany transactions and the Canadian dollar component of our existing line of credit. In 2004, we incurred gains of $2.0 million as a result of payments received from EasyLink in excess of the original estimated carrying value of a note receivable of $1.9 million. The remaining $0.4 million of gains in 2004 was the result of the acceptance of early payment of the remaining deferred purchase price related to our acquisition of the e-messaging business of C&W in January 2003 at a discount resulting in a gain.

Income taxes

          In 2006, 2005 and 2004, our effective income tax rate varied from the statutory rate, primarily as a result of non-deductible compensation costs and changes in valuation allowances. Changes in valuation allowances are required when facts and circumstances surrounding these estimates have changed.

          The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

          We have reserves for certain asserted international and state income tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. As of December 31, 2006 and 2005, we had approximately $4.6 million and $3.1 million, respectively, reserved for such contingencies. During 2006, we provided for approximately $1.5 million of additional reserves based on the preliminary results of an audit with a state that questioned our methodology used in allocating taxable income to it from other states in which we are not subject to income tax. We believe our methodology is consistent with generally accepted methods used in other states but believe that it is more likely than not we will incur this liability. This amount is classified as “Income taxes payable” on the face of the consolidated balance sheet. In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of income taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated income taxes to be paid in future periods.

          We believe we are appropriately reserved for income taxes. If we are required to pay amounts that differ from our reserves for uncertain tax matters, the financial impact will be reflected in the period in which the uncertain tax matter is settled. In the event that actual results differ from these estimated reserves, we may need to make an adjustment which could materially impact our financial condition and results of operations.

Discontinued operations

          During 2005, we settled litigation with JOBA, Inc., a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by Voicecom Telecommunications, LLC, an unrelated party which purchased substantially all of the assets of our Voicecom business segment in March 2002. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the consolidated statements of operations. During 2005, we also changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

          During 2004, we adjusted the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom business segment. This adjustment is attributable to certain sublease arrangements that we entered into with regard to former Voicecom facilities and, as a result, we recorded a gain on discontinued operations of $1.2 million, net of taxes.

Acquisitions

          We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

          In September 2006, we acquired certain assets and the stock of eNunciate, a Canadian-based provider of audio and Web conferencing. We paid $25.9 million in cash at closing and $0.8 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to acquired working capital, $6.1 million has been allocated to identifiable customer lists and $0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. Because we have not finalized the working capital component of the purchase price, the residual $20.1 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

          In January 2006, we acquired all of the outstanding stock of Accucast, a U.S.-based provider of e-mail communication services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. During 2006, we paid an additional $1.5 million cash purchase price upon the achievement of the first milestone target as specified in the purchase agreement. We may pay up to an additional $1.5 million in cash purchase price based upon the achievement of additional milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.2 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $12.6 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

          In August 2005, we acquired all of the outstanding stock of Netspoke, a U.S.-based provider of audio and Web conferencing services. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.6 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer intangible assets purchased. The residual $21.0 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

          In June 2005, we acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings, a U.S.-based provider of audio and Web conferencing services. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual $3.8 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

          In March 2005, we acquired substantially all of the assets and assumed certain liabilities of the audio and Web conferencing services business of Citizens, primarily servicing customers in the U.S. We paid $43.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $2.5 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.9 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Asia Pacific

          In November 2006, we acquired substantially all of the assets of ECT, an Australian-based provider of audio and Web conferencing services. We paid $4.4 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our Yen-denominated line of credit with Sumitomo Mitsui Banking Corporation and Australian dollar cash balances available. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to acquired working capital, $1.1 million has been allocated to identifiable customer lists and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual $3.2 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Liquidity and capital resources

          As of December 31, 2006, we had $19.0 million in cash and cash equivalents compared to $20.5 million as of December 31, 2005. Cash balances residing outside of the U.S. as of December 31, 2006 were $18.4 million compared to $19.9 million as of December 31, 2005. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in “Other, net” on the face of the consolidated statements of operations. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in the cumulative translation adjustment account on face of the consolidated balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At December 31, 2006, we had approximately $164.1 million of availability under our existing $300.0 million line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources – Capital resources.”

Cash provided by operating activities

          Consolidated operating cash flows from continuing operations were $74.1 million, $92.6 million and $84.6 million in 2006, 2005 and 2004, respectively. Consolidated operating cash flows from continuing operations decreased $18.5 million in 2006 from 2005 and increased $8.0 million in 2005 from 2004. In 2006, operating cash flows before changes in assets and liabilities were $75.5 million. In 2006, changes to assets and liabilities were $(1.4) million. The change in assets and liabilities was due primarily to new facility lease deposits and software maintenance agreements. In 2005, operating cash flows before changes in assets and liabilities were $103.5 million. In 2005, changes to assets and liabilities were $(12.9) million. The change in assets and liabilities was primarily attributable to growth in our receivables due to the integration of various acquisitions and growth in non-IBM revenue which have longer payment terms, the payment of federal income taxes accrued in 2004 at a greater amount than in 2005 and the favorable result of accrued vendor disputes resolved in 2005. In 2004, operating cash flows before changes in assets and liabilities were $90.4 million. In 2004, changes to assets and liabilities were $(7.9) million. This change was attributable to growth in our receivables due to revenue growth and acquisitions, reductions in payables associated with the settlement of various disputed payables and our initiative to reduce days payables outstanding.

Cash used in investing activities

          Consolidated investing activities from continuing operations used cash of approximately $81.0 million, $107.6 million and $111.1 million in 2006, 2005 and 2004, respectively. Cash used in 2006 was primarily related to $49.0 million used to fund our acquisitions and $31.9 million of capital expenditures. Cash used in 2005 was primarily related to $79.9 million to fund our acquisitions and $28.2 million of capital expenditures. Cash used in 2004 was primarily related to $98.2 million used to fund our acquisitions. In 2004, we also paid $24.8 million in capital expenditures and received $11.7 million from EasyLink related to payments received in connection with a note receivable refinancing.

Cash provided by (used in) financing activities

          Consolidated financing activities provided cash of approximately $5.7 million, $15.4 million, and $30.5 million in 2006, 2005 and 2004, respectively. Cash provided by financing activities in 2006 was the result of net borrowings on our credit facility of $34.7 million, used primarily to fund our acquisitions, $2.5 million received from stock option exercises and $0.2 million from excess tax benefits from share-based payment arrangements offset by treasury stock purchases of $31.7 million. Cash provided by financing activities in 2005 was the result of net borrowings on our credit facility of $29.4 million, used primarily to fund our acquisitions, cash receipts from repayments of employee loans of $4.0 million and $8.5 million received from stock option exercises offset by treasury stock purchases of $26.5 million. Cash provided by financing activities during 2004 was the result of net borrowings on our credit facility of $63.0 million to fund acquisitions and $11.6 million received from stock option exercises, offset in part by the redemption of the remaining outstanding balance on our 2004 convertible notes of $15.0 million, the interest make-whole payment associated with the early conversion of our 2008 convertible notes of $16.3 million and treasury stock purchases of $12.8 million.

Off-balance sheet arrangements

          As of December 31, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

          At December 31, 2006, we had the following contractual obligations. We are primarily obligated under operating leases for network facilities and office space, outstanding balances, LIBOR interest and commitment fees under our line of credit, remaining cash payments on current and prior year acquisitions and telecommunications service contractual minimum purchase agreements.

          The following table displays contractual obligations as of December 31, 2006 (in thousands):

	Total Amounts Committed	Payments Due by Period Years Ended December 31,

Contractual obligation		2007	2008	2009	2010	2011	There- After

Operating leases	$46,336	$13,234	$11,688	$8,741	$5,521	$1,594	$5,558
Current borrowings on line of credit	134,456	—	—	—	—	134,456	—
Credit facility commitment fees and interest	15,869	7,356	5,155	2,658	524	176	—
Restructuring costs	7,138	4,800	384	384	384	384	802
Telecommunications service agreements	20,667	14,221	5,803	643	—	—	—
Acquisitions	1,723	462	799	396	66	—	—
Capital leases	4,326	2,044	1,415	833	34	—	—
Voicecom lease liability	1,155	1,155	—	—	—	—	—
Asset retirement obligation	501	501	—	—	—	—	—
Other long-term liabilities	570	—	570	—	—	—	—

	$232,741	$43,773	$25,814	$13,655	$6,529	$136,610	$6,360

State sales taxes

          We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. More states may claim that we are subject to an assessment of sales taxes. As of December 31, 2006 and December 31, 2005, we had reserved approximately $4.3 million and $5.7 million, respectively, for certain state sales tax contingencies. This amount is included in “Accrued taxes” on the face of the consolidated balance sheet. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

Capital resources

          In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., that increased the amount available to us under our line of credit from $180.0 million to $300.0 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of December 31, 2006, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At December 31, 2006, our interest rate on 30-day LIBOR loans was 6.57188%. As of December 31, 2006, we had approximately $134.5 million of borrowings outstanding and approximately $1.4 million in letters of credit outstanding under our line of credit.

          In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. These swaps are exclusive of our applicable margin as stated in our credit facility. We have not designated these interest rate swaps as hedges and are accounting for them in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value, which were approximately $0.1 million for the twelve months ended December 31, 2006, are recognized in earnings.

          In March and September 2006, we entered into a Yen-denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking, which has an interest rate of 1.4% on ¥300.0 million and 1.6% on ¥200.0 million through April 2007. As of December 31, 2006 there were no outstanding borrowings.

          In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 3.1% and a term of 36 months. The principal balance at December 31, 2006 was $0.5 million.

          In April 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 10.3% and a term of 36 months. The principal balance at December 31, 2006 was $0.3 million.

          In March 2005, we entered into a capital lease for the purchase of various operating and network equipment. This capital lease line has an interest rate that varies between 2.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at December 31, 2006 was $3.1 million.

          In September 2004, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2006 was $0.3 million.

          At December 31, 2006, we had no other indebtedness outstanding except for the borrowings under our lines of credit, the capital lease obligations listed above and an acquired capital lease with a principal balance of $0.1 million.

Liquidity

          As of December 31, 2006, we had $19.0 million of cash and cash equivalents. We generated positive operating cash flows from each of our geographic business segments for the twelve months ended December 31, 2006. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which have historically been 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which have historically been approximately 2% to 3% of annual consolidated revenues. In 2006, capital expenditure funding requirements were slightly higher than our historical averages due to new product development and capacity expansion. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our line of credit in order to fund acquisitions. At December 31, 2006, we had $164.1 million of available credit on our existing $300.0 million line of credit.

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

Allowance for uncollectible accounts receivable

          Prior to the recognition of revenue, we make a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $82.9 million and $79.4 million, net of allowance for uncollectible accounts receivable of $4.9 million and $7.6 million, as of December 31, 2006 and 2005, respectively.

          If the financial condition of our customers were to deteriorate, resulting in an impairment to their ability to make payments, additional allowances may be required.

Goodwill and other intangible assets

          We evaluate intangible assets and long-lived assets for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors that management considers important which could trigger an impairment review include the following:

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

•	significant decline in our stock price for a sustained period; and

•	an expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

          In 2002, Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” became effective and as a result, we ceased to amortize approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed reviews as of January 1, 2007, 2006 and 2005 and immediately prior to the change in our segment reporting in the fourth quarter of 2006 with no impairments identified. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. Net intangible assets, long-lived assets and goodwill amounted to $333.5 million and $297.2 million as of December 31, 2006 and 2005, respectively.

          Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income taxes

          As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in our consolidated statements of operations.

          Significant management judgment is required in determining our income taxes payable, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our net deferred tax asset as of December 31, 2006 and 2005 was $11.3 million and $13.2 million, net of a valuation allowance of $9.5 million and $9.3 million, respectively. We have recorded this valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable.

          In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance which could materially impact our financial condition and results of operations.

          We also have reserves for certain asserted international, federal and state tax contingencies based on the likelihood of obligation. In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of income taxes due. These challenges may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other facts and circumstances may impact our ability to utilize tax benefits as well as the estimated income taxes to be paid in future periods. We believe we have appropriately accrued for tax exposures. If we are required to pay an amount less than or exceeding our provisions for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust tax accounts which could materially impact our financial condition and results of operations.

Restructuring costs

          Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs. Our estimated severance costs could be impacted if actual severance payments to individuals outside of the U.S. are less than initial estimates. Contractual lease obligations could be materially affected by factors such as our ability to secure sublessees, the creditworthiness of sublessees and the success at negotiating early termination agreements with lessors.

          In the event that actual results differ from these estimates, we may need to establish additional restructuring accruals or reverse accrual amounts accordingly.

Legal contingencies

          We are currently involved in certain legal proceedings as disclosed in Item 3. “Legal Proceedings” of this annual report on Form 10-K. In accordance with FAS No. 5, we accrue an estimate of the probable costs for the resolution of legal claims. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

          In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our estimates are subject to change and we adjust the financial impact in the period in which they are resolved. See the audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by GAAP.

New Accounting Pronouncements

          In September 2006, the SEC staff added Section N to Staff SAB Topic 1 through the issuance of “Financial Statements – Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

          In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of our fiscal year beginning January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We have not determined the effect that the adoption of FIN 48 will have on our financial position and results of operations.

          In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of January 1, 2007. EITF 06-03 is not expected to have a material impact on our consolidated financial statements. Our policy is to record taxes collected from customers and remitted to governmental authorities on a net basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. All of these swaps are exclusive of our applicable margin as stated in our credit facility. These interest rate swaps effectively convert the interest payments of $75.0 million of our LIBOR-based borrowings to a fixed rate.

          At December 31, 2006, we had borrowings of approximately $59.5 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.6 million based on our December 31, 2006 debt level.

          Approximately 37.8% and 36.9% of our consolidated revenues from continuing operations and 34.6% and 37.3% of our operating expenses from continuing operations were transacted in foreign currencies in 2006 and 2005, respectively. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for 2006 by approximately $18.8 million and operating expenses for 2006 by approximately $15.6 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at December 31, 2006.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.
Atlanta, Georgia

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, effective January 1, 2006, based on the modified prospective application transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Atlanta, Georgia
March 15, 2007

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(in thousands, except share data)

	2006	2005

ASSETS
CURRENT ASSETS
Cash and equivalents	$18,977	$20,508
Accounts receivable (less allowances of $4,944 and $7,560, respectively)	82,875	79,417
Prepaid expenses and other current assets	7,742	5,209
Deferred income taxes, net	11,972	12,392

Total current assets	121,566	117,526

PROPERTY AND EQUIPMENT, NET	88,062	75,742

OTHER ASSETS
Goodwill	295,185	257,565
Intangibles, net of amortization	38,357	39,662
Deferred income taxes, net	—	837
Other assets	6,145	3,958

	$549,315	$495,290

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$48,967	$37,745
Income taxes payable	878	4,394
Accrued taxes	6,011	6,148
Accrued expenses	28,697	34,439
Current maturities of long-term debt and capital lease obligations	2,044	799
Accrued restructuring costs	4,800	1,800

Total current liabilities	91,397	85,325

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	136,738	99,675
Accrued restructuring costs	2,339	3,033
Accrued expenses	1,831	3,507
Deferred income taxes, net	719	—

Total long-term liabilities	141,627	106,215

COMMITMENTS AND CONTINGENCIES (Note 15)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 70,151,998 and 71,703,933 shares issued and outstanding in 2006 and 2005, respectively	702	717
Additional paid-in capital	663,232	681,719
Notes receivable, shareholder	(2,004)	(1,896)
Cumulative translation adjustment	2,088	(3,554)
Accumulated deficit	(347,727)	(373,236)

Total shareholders’ equity	316,291	303,750

	$549,315	$495,290

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2006, 2005 and 2004
(in thousands, except share and per share data)

	2006	2005	2004

Revenues	$496,472	$497,473	$449,371

Operating Expenses
Cost of revenues (exclusive of depreciation shown separately below)	200,472	180,966	160,807
Selling and marketing	132,279	128,586	117,970
General and administrative (exclusive of net legal settlements shown separately below)	58,615	58,514	52,957
Research and development	12,052	10,824	10,980
Depreciation	24,567	24,757	26,372
Amortization	13,018	13,243	8,891
Restructuring costs	8,385	3,256	—
Asset impairments	111	—	—
Net legal settlements and related expenses	603	2,048	—

Total operating expenses	450,102	422,194	377,977

Operating income	46,370	75,279	71,394

Other (Expense) Income
Interest expense	(9,146)	(5,552)	(4,687)
Interest income	536	582	633
Debt conversion costs	—	—	(17,027)
Loss on sale of marketable securities	—	(116)	(16)
Gain on prepayment of notes receivable	—	—	8,520
Other, net	1,401	103	2,433

Total other (expense) income	(7,209)	(4,983)	(10,144)

Income from continuing operations before income taxes	39,161	70,296	61,250
Income tax expense	13,652	21,610	20,565

Income from continuing operations	$25,509	$48,686	$40,685

DISCONTINUED OPERATIONS
(Loss) gain from operations of Voicecom	—	(1,952)	1,956
Income tax (benefit) expense	—	(683)	761

(Loss) gain on discontinued operations	—	(1,269)	1,195

Net income	$25,509	$47,417	$41,880

BASIC EARNINGS
Income from continuing operations	$25,509	$48,686	$40,685

Net income	$25,509	$47,417	$41,880

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	68,933	70,392	64,086

Basic earnings (loss) per share
Continuing operations	$0.37	$0.69	$0.63
Discontinued operations	—	(0.02)	0.02

Net income	$0.37	$0.67	$0.65

DILUTED EARNINGS
Income from continuing operations	$25,509	$48,686	$42,071

Net income	$25,509	$47,417	$43,266

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	69,787	72,366	72,280

Diluted earnings (loss) per share:
Continuing operations	$0.37	$0.67	$0.58
Discontinued operations	—	(0.01)	0.02

Net income	$0.37	$0.66	$0.60

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Unrealized Gain (Loss) on Marketable Securities	Cumulative Translation Adjustment	Total Shareholders’ Equity

BALANCE, December 31, 2003	$572	$601,639	$(5,343)	$(462,533)	$(110)	$(507)	$133,718

Other comprehensive income:
Net income	—	—	—	41,880	—	—	41,880
Translation adjustments	—	—	—	—	—	2,936	2,936
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	116	—	116

Other comprehensive income							44,932

Issuance of common stock:
Exercise of stock options	22	11,532	—	—	—	—	11,554
Treasury stock purchase and retirement	(15)	(12,796)	—	—	—	—	(12,811)
Stock compensation expense – variable accounting	—	373	—	—	—	—	373
Stock compensation in exchange for services	—	607	—	—	—	—	607
Issuance of restricted shares and related stock based compensation	7	2,892	—	—	—	—	2,899
Conversion of debt to equity	127	81,799	—	—	—	—	81,926
Income tax benefit from exercise of stock options	—	4,051	—	—	—	—	4,051
Interest related to shareholder notes receivable	—	—	(319)	—	—	—	(319)

BALANCE, December 31, 2004	$713	$690,097	$(5,662)	$(420,653)	$6	$2,429	$266,930

Other comprehensive income:
Net income	—	—	—	47,417	—	—	47,417
Translation adjustments	—	—	—	—	—	(5,983)	(5,983)
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	(6)	—	(6)

Other comprehensive income							41,428

Issuance of common stock:
Exercise of stock options	15	8,508	—	—	—	—	8,523
Stock compensation expense – restricted shares	—	4,295	—	—	—	—	4,295
Treasury stock purchase and retirement	(21)	(21,300)	—	—	—	—	(21,321)
Stock compensation expense – variable accounting	—	(336)	—	—	—	—	(336)
Stock compensation in exchange for services	—	712	—	—	—	—	712
Issuance of restricted shares and related stock based compensation	10	(2,975)	—	—	—	—	(2,965)
Income tax benefit from exercise of stock options	—	2,718	—	—	—	—	2,718
Payments and interest related to shareholder notes receivable	—	—	3,766	—	—	—	3,766

BALANCE, December 31, 2005	$717	$681,719	$(1,896)	$(373,236)	$—	$(3,554)	$303,750

Other comprehensive income:
Net income	—	—	—	25,509	—	—	25,509
Translation adjustments	—	—	—	—	—	5,642	5,642
Change in unrealized net gain (loss) on marketable securities, net of tax	—	—	—	—	—	—	—

Other comprehensive income							31,151

Issuance of common stock:
Exercise of stock options	6	2,509	—	—	—	—	2,515
Stock compensation expense – restricted shares	—	5,810	—	—	—	—	5,810
Treasury stock purchase and retirement	(38)	(29,543)	—	—	—	—	(29,581)
Stock compensation expense – variable accounting	—	83	—	—	—	—	83
FAS 123R expense	—	2,586	—	—	—	—	2,586
Stock compensation in exchange for services	—	481	—	—	—	—	481
Issuance of restricted shares and related stock based compensation	17	(204)	—	—	—	—	(187)
Income tax expense from exercise of stock options	—	(209)	—	—	—	—	(209)
Payments and interest related to shareholder notes receivable	—	—	(108)	—	—	—	(108)

BALANCE, December 31, 2006	$702	$663,232	$(2,004)	$(347,727)	$—	$2,088	$316,291

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2006, 2005 and 2004
(in thousands)

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,509	$47,417	$41,880
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on discontinued operation	—	1,269	(1,195)
Depreciation	24,567	24,757	26,372
Debt conversion costs	—	—	17,027
Amortization	13,018	13,243	8,891
Amortization of deferred financing costs	492	453	659
Loss on sale of marketable securities, available for sale	—	116	16
Net legal settlements and related expenses	(3,099)	2,048	—
Deferred income taxes, net of effect of acquisitions	2,912	8,746	10,095
Restructuring costs	8,385	3,256	—
Payments for restructuring costs	(5,395)	(3,214)	(3,974)
Equity-based compensation	10,370	7,484	3,568
Excess tax benefits from share-based payment arrangements	(209)	—	—
Asset impairment	111	—	—
Gain (loss) on disposal of assets	278	(45)	118
Gain on note receivable and other liabilities	—	—	(10,968)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	701	(3,834)	(1,761)
Prepaid expenses and other	(2,448)	317	2,738
Accounts payable and accrued expenses	(1,045)	(9,431)	(8,890)

Total adjustments	48,638	45,165	42,696

Net cash provided by operating activities from continuing operations	74,147	92,582	84,576

Net cash used in operating activities from discontinued operations	(987)	(2,025)	(2,081)

Net cash provided by operating activities	73,160	90,557	82,495

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(31,926)	(28,174)	(24,783)
Sale of marketable securities	—	755	1,835
Purchase of marketable securities	—	(306)	(1,663)
Proceeds received on note receivable	—	—	11,720
Business acquisitions, net of cash acquired	(49,040)	(79,915)	(98,227)

Net cash used in investing activities	(80,966)	(107,640)	(111,118)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(164,391)	(74,160)	(15,000)
Proceeds from long term borrowing arrangements	200,270	104,100	62,993
Payments of debt issuance costs	(1,200)	(516)	—
Repayment of shareholder notes	—	3,953	—
Excess tax benefits from share-based payment arrangements	209
Make whole interest payment – convertible notes	—	—	(16,255)
Purchase of treasury stock, at cost	(31,691)	(26,451)	(12,811)
Exercise of stock options	2,515	8,521	11,554

Net cash provided by financing activities	5,712	15,447	30,481

Effect of exchange rate changes on cash and equivalents	563	(3,738)	78

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(1,531)	(5,374)	1,936

CASH AND EQUIVALENTS, beginning of period	20,508	25,882	23,946

CASH AND EQUIVALENTS, end of period	$18,977	$20,508	$25,882

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND ITS BUSINESS

          We are a global provider of communication technologies-based solutions that automate, simplify and improve communication-centric business processes. We believe our solutions help businesses increase sales, improve productivity and efficiency and enhance our customer loyalty and retention by empowering them with new ways to communicate with, market to and service their constituents. We go to market on a global basis in three regions in North America, Europe and Asia Pacific with the following core solution sets: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing.

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

Accounts Receivable

          Included in accounts receivable at December 31, 2006 and 2005 was earned but unbilled revenue of approximately $4.7 million and $3.5 million, respectively, which results from non-calendar month billing cycles. Earned but unbilled revenue is billed within 30 days. Bad debt expense was approximately $2.4 million, $4.3 million and $1.2 million in 2006, 2005 and 2004, respectively. Write-offs against the allowance for doubtful accounts were approximately $5.0 million, $2.4 million and $1.0 million in 2006, 2005 and 2004, respectively.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs

          Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of our service offerings and costs incurred to implement a new billing system are being capitalized. For the years ended December 31, 2006, 2005 and 2004, we have capitalized in North America approximately $13.3 million, $6.7 million and $4.6 million, respectively, related to these projects. These capitalized costs are being amortized on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed for the years ended December 31, 2006, 2005 and 2004 was approximately $6.2 million, $2.1 million and $2.3 million, respectively.

Goodwill

          Goodwill is subject to a periodic impairment assessment by applying a fair value based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the business segments to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We have adopted January 1st of a given calendar year as our valuation date and have evaluated goodwill as of January 1, 2005, 2006 and 2007, with no impairment identified.

Valuation of Long-Lived Assets

          We evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. Effective in January 2002, with the adoption of SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), a long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. Prior to adopting SFAS No. 144, a long-lived asset was considered impaired when undiscounted cash flows or fair value, whichever was more readily determinable, to be realized from such asset was less than its carrying value. In that event, a loss was determined based on the amount the carrying value exceeded the fair value of such asset. We believe that long-lived assets in our accompanying consolidated balance sheets are appropriately valued.

Revenue Recognition

          We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

Foreign Currency Translation

          The assets and liabilities of subsidiaries domiciled outside the U.S. are translated at rates of exchange existing at the balance sheet date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders’ equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses related to these balances are recorded in the cumulative translation account on the consolidated balance sheet.

Treasury Stock

          All treasury stock transactions are recorded at cost. In 2006 and 2005, respectively, we repurchased approximately 3.9 million shares and 2.1 million shares of our common stock in the open market for approximately

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$29.6 million and $21.3 million, pursuant to our Board-approved stock repurchase programs. In addition, in 2006 and 2005, respectively, we withheld approximately 300,000 and 522,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $2.5 million and $5.2 million to the Internal Revenue Service on our employees’ behalf.

Other Comprehensive Income (Loss)

          Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments and unrealized gains on available-for-sale marketable securities represent components of other comprehensive income (loss) at December 31, 2006 and 2005. For the years ended December 31, 2006, 2005 and 2004, total other comprehensive income was approximately $31.1 million, $41.4 million and $44.9 million, respectively. Accumulated other comprehensive loss was $274.0 million at December 31, 2006.

Income Taxes

          Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will more likely than not be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation as outlined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

New Accounting Pronouncements

          In September 2006, the SEC staff added Section N to Staff SAB Topic 1 through the issuance of “Financial Statements – Considering the Effects of Prior Year Misstatements when Qualifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 addresses how a registrant should evaluate whether an error in its financial statements is material. The guidance in SAB 108 will be effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

          In June 2006, the FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB SFAS 109, “Accounting for Income Taxes”. FIN 48 defines the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of our fiscal year beginning January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts, as applicable. We have not determined the effect that the adoption of FIN 48 will have on our financial position and results of operations.

          In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation) (EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of January 1, 2007. EITF 06-03 is not expected to have a material impact on our consolidated financial statements. Our policy is to record taxes collected from customers and remitted to governmental authorities on a net basis.

Reclassifications

          Certain prior year amounts in our consolidated financial statements have been reclassified to conform to the 2006 presentation, in order to conform to our new segment presentation and due to our adoption of SFAS No.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

123(R), “Share-Based Payment.” In the fourth quarter of 2006, we began reporting our financial results on a geographic regional basis and no longer report under our former Conferencing & Collaboration and Data Communications business segments. In 2006, equity-based compensation was reclassified to reflect these costs in the individual operating expense line items as a result of SFAS 123(R). Accordingly, approximately $0.2 million and $0.1 million were allocated to cost of revenues, approximately $0.1 million and $0.0 million were allocated to research and development expense, approximately $1.0 million and $0.3 million were allocated to selling and marketing expense and approximately $6.1 million and $2.9 million were allocated to general and administrative expense and in both periods for a total of approximately $7.4 million and $3.3 million that were reclassified for the years ended December 31, 2005 and 2004, respectively. Additionally, SFAS 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of December 31, 2005, approximately $12.6 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of our consolidated balance sheet.

3.	RESTRUCTURING COSTS

          Consolidated restructuring costs for the years ended December 31, 2006, 2005 and 2004 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2003	Cost Incurred	Accrued Costs at December 31, 2004	2005 Charge To Continuing Operations	Cost Incurred	Reversal of Accrued Costs

Accrued restructuring costs:
Severance and exit costs	$3,183	$(3,069)	$114	$3,452	$(2,478)	$(179)
Contractual obligations	5,558	(882)	4,676	2	(736)	(19)

Total restructuring costs	$8,741	$(3,951)	$4,790	$3,454	$(3,214)	$(198)

Consolidated	Accrued Costs at December 31, 2005	2006 Charge To Continuing Operations	Cost Incurred	Equity Released	Reversal of Accrued Costs	Accrued Costs at December 31, 2006

Accrued restructuring costs:
Severance and exit costs	$909	$8,057	$(3,981)	(683)	$(275)	$4,027
Contractual obligations	3,923	603	(1,814)	—	—	3,112

Total restructuring costs	$4,832	$8,660	$(5,395)	(683)	$(275)	$7,139

Realignment of Workforce – 2006

          In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific.

Realignment of Workforce - 2005

          In 2005, we incurred $3.3 million of restructuring costs. These costs were associated with the reduction of approximately 90 employees in selling and marketing, operations and finance functions, primarily in North America

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Europe. The reductions in non-financial functions are the result of the significant declines in our North America and Europe broadcast fax services revenue. The reductions in financial functions are the result of duplicative business processes within North America and Europe finance departments.

Realignment of Workforce – 2003

          During the third and fourth quarters of 2003, we executed a plan to reduce annual operating expenses through a reduction in personnel costs related to our operations, sales and administration and the abandonment of certain facilities deemed to have no future economic benefit to us, net of estimated sublease payments. A majority of the contractual obligations relate to a North America real property lease which expires in 2016, and, as such, approximately $2.4 million of this liability has been classified in long-term accrued expenses on the balance sheet at December 31, 2006. The remaining restructuring reserve was approximately $3.1 million at December 31, 2006, which is expected to be paid at approximately $0.4 million per year through the expiration of the lease term 2016.

4.	MARKETABLE SECURITIES, AVAILABLE FOR SALE

          Marketable securities, available for sale at December 31, 2005 and 2004 are principally common stock investments carried at fair value based on quoted market prices.

          The cost, gross unrealized gains, fair value, proceeds from sale and realized gains and losses are as follows for the years ended December 31, 2005 and 2004 (in thousands):

	Cost	Gross Unrealized Gains	Fair Value	Proceeds From Sale	Gross Realized Losses

2005
EasyLink	$871	$—	$—	$755	$(116)

2004
Various equity securities	$1,663	$10	$576	$1,835	$(16)

          During 2005 and 2004, we bought and sold securities of various companies in the same industries as us. During the first quarter of 2005, we sold the remaining shares of these investment securities for aggregate proceeds of $0.8 million less commissions, recognizing a loss of $0.1 million. As of December 31, 2006, we do not hold any marketable securities of companies that are publicly traded.

5.	ACQUISITIONS AND DISPOSITIONS

          We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

          In September 2006, we acquired assets and the stock of eNunciate. We paid $25.9 million in cash at closing and $0.8 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to acquired working capital, $6.1 million has been allocated to identifiable customer lists and $0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. Because we have not finalized the working capital component of the purchase price, the residual $20.1 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In January 2006, we acquired all of the outstanding stock of Accucast. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. During 2006, we paid an additional $1.5 million cash purchase price upon the achievement of the first milestone target as specified in the purchase agreement. We may pay up to an additional $1.5 million in cash purchase price based upon the achievement of additional milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.2 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $12.6 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

          In August 2005, we acquired all of the outstanding stock of Netspoke. We paid $23.4 million in cash at closing and $0.5 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $1.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.7 million has been allocated to acquired fixed assets, $1.6 million has been allocated to severance and certain other acquisition liabilities, $2.9 million has been allocated to identifiable customer lists, $1.0 million has been allocated to developed technology and $0.6 million has been allocated to a non-compete agreement, with the identifiable customer lists, developed technology and non-compete agreement amortized over five-year useful lives. In addition, $1.8 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer intangible assets purchased. The residual $21.0 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

          In June 2005, we acquired substantially all of the assets and assumed certain liabilities of Intelligent Meetings. We paid $6.2 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.4 million of the aggregate purchase price has been allocated to acquired working capital, $0.1 million has been allocated to acquired fixed assets, $0.1 million has been allocated to severance and certain other acquisition liabilities, $2.0 million has been allocated to identifiable customer lists and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual $3.8 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

          In March 2005, we acquired substantially all of the assets and assumed certain liabilities of the audio and Web conferencing services business of Citizens. We paid $43.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $2.5 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.9 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Asia Pacific

          In November 2006, we acquired certain assets and assumed certain liabilities of ECT. We paid $4.4 million (AU $5.3 million) in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through a Yen-denominated line of credit with Sumitomo Mitsui Banking and Australian dollar cash available. We followed SFAS No. 141, and approximately $0.1 million of the aggregate purchase price has been allocated to acquired fixed assets, $0.1 million has been allocated to acquired working capital, $1.1 million has been allocated to identifiable customer lists and $0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual $3.2 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued Operations

          During 2005, we settled litigation with JOBA, Inc., a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel Enterprises, LLC, and by Voicecom Telecommunications, LLC, an unrelated party which purchased substantially all of the assets of our Voicecom business segment in March 2002. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom, in consideration, for among other things, dismissal of the litigation, with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the consolidated statements of operations. During 2005, we also changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

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

6.	PROPERTY AND EQUIPMENT

          Property and equipment at December 31, 2006 and 2005 is as follows (in thousands):

	2006	2005

Computer and telecommunications equipment	$149,211	$138,859
Furniture and fixtures	12,870	21,831
Office equipment	22,075	9,919
Leasehold improvements	19,308	17,431
Capitalized software	47,053	33,709
Construction in progress	14,305	7,085
Building	1,933	1,696

	266,755	230,530
Less accumulated depreciation	178,693	154,788

Property and equipment, net	$88,062	$75,742

          Assets under capital leases included in property and equipment at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Computer and telecommunications equipment	$6,165	$2,446
Less accumulated depreciation	(2,078)	(466)

Property and equipment, net	$4,087	$1,980

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	GOODWILL AND INTANGIBLE ASSETS

           Goodwill and intangible assets consist of the following amounts for December 31, 2006 and 2005 (in thousands):

	2006	2005

Goodwill	$295,185	$257,565

Customer lists	$116,012	$103,706
Non-compete agreements	4,264	2,736
Developed technology	36,630	39,570
Other	882	—

	$157,788	$146,012

Less accumulated amortization	119,431	106,350

	$38,357	$39,662

          Goodwill and intangible assets by reportable business segment at December 31, 2006 and 2005 (in thousands):

	North America	Europe	Asia Pacific	Total

Goodwill carrying value at December 31, 2004	$168,790	$22,383	$974	$192,147
Additions and adjustments	66,663	(1,197)	(48)	65,418

Goodwill carrying value at December 31, 2005	235,453	21,186	926	257,565
Additions and adjustments	33,005	1,370	3,245	37,620

Goodwill carrying value at December 31, 2006	$268,458	$22,556	$4,171	$295,185

Intangibles carrying value at December 31, 2004	32,146	7,423	1,021	$40,590
Additions and adjustments	13,157	(247)	(595)	12,315
Amortization	(10,550)	(2,717)	24	(13,243)

Intangibles carrying value at December 31, 2005	34,753	4,459	450	39,662
Additions and adjustments	10,089	413	1,211	11,713
Amortization	(11,515)	(1,290)	(213)	(13,018)

Intangibles carrying value at December 31, 2006	$33,327	$3,582	$1,448	$38,357

          At December 31, 2005, goodwill allocations from our acquisition of Netspoke was preliminary as severance plans related to certain acquired employees had not been finalized at year end. This purchase price allocation was finalized in 2006 in accordance with FAS No. 141, “Business Acquisitions,” and as such we recorded adjustments to goodwill of approximately $0.4 million.

          At December 31, 2004, goodwill allocations from our acquisitions of I-Media and CCS was preliminary as severance plans and fixed asset valuations had not been finalized at year end. These purchase price allocations were finalized in 2005 in accordance with FAS No. 141, “Business Acquisitions,” and as such we recorded adjustments to goodwill of approximately $1.2 million.

          Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $14.2 million in 2007, $11.3 million in 2008, $7.6 million in 2009, $3.2 million in 2010 and $1.2 million in 2011.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	INDEBTEDNESS

           Long-term debt and capital lease obligations at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Borrowings on line of credit	$134,456	$98,500
Capital lease obligations	4,326	1,974

Subtotal	$138,782	$100,474
Less current portion	2,044	799

	$136,738	$99,675

          In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., that increased the amount available to us under our line of credit from $180.0 million to $300.0 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of December 31, 2006, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2006, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At December 31, 2006, our interest rate on 30-day LIBOR loans was 6.57188%. As of December 31, 2006, we had approximately $134.5 million of borrowings outstanding and approximately $1.4 million in letters of credit outstanding under our line of credit.

          In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. These swaps are exclusive of our applicable margin as stated in our credit facility. We have not designated these interest rate swaps as hedges and are accounting for them in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value, which were approximately $0.1 million for the twelve months ended December 31, 2006, are recognized in earnings.

          In March and September 2006, we entered into our Yen-denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking, which has an interest rate of 1.4% on ¥300.0 million and 1.6% on ¥200.0 million through April 2007. As of December 31, 2006 there were no outstanding borrowings.

          In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 3.1% and a term of 36 months. The principal balance at December 31, 2006 was $0.5 million.

          In April 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 10.3% and a term of 36 months. The principal balance at December 31, 2006 was $0.3 million.

          In March 2005, we entered into a capital lease for the purchase of various operating and network equipment. This capital lease line has an interest rate that varies between 2.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at December 31, 2006 was $3.1 million.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          In September 2004, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2006 was $0.3 million.

          At December 31, 2006, we had no other indebtedness outstanding except for the borrowings under our lines of credit, the capital lease obligations listed above and an acquired capital lease with a principal balance of approximately $0.1 million.

9.	EQUITY-BASED COMPENSATION

          On January 1, 2006, we adopted, using the modified prospective application, SFAS 123(R). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, “Accounting for Stock Based Compensation” (SFAS 123), as originally issued and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

          Upon our adoption of SFAS 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost recorded is based on the fair value at the grant date. The adoption of SFAS 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of December 31, 2006, approximately $20.4 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of the consolidated balance sheet.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities and basic and diluted earnings per share for the twelve-month period ended December 31, 2006, is as follows (in thousands, except per share data):

Twelve Months Ended December 31, 2006

Income from continuing operations, as reported	$25,509
Effect of adopting SFAS 123(R) on income from operations	1,684
Pro forma income from continuing operations	$27,193

Income from continuing operations before income taxes, as reported	$39,161
Effect of adopting SFAS 123(R) on income before income taxes	2,586
Pro forma income from continuing operations before income taxes	$41,747

Net income, as reported	$25,509
Effect of adopting SFAS 123(R) on net income	1,684
Pro forma net income	$27,193

Net income per share, as reported:
Basic	$0.37
Diluted	$0.37

Effect of adopting SFAS 123(R) on net income per share, basic and diluted	$0.02

Pro forma net income per share:
Basic	$0.39
Diluted	$0.39

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          If compensation cost for our equity-based compensation plans had been determined based on the fair value at the grant dates for awards under those plans in accordance with the provisions of SFAS 123, our net income and net income per share for the twelve-month period ended December 31, 2005, would have been as follows (in thousands, except per share data):

Twelve Months Ended December 31, 2005

Net income as reported	$47,417
Add: stock-based employee compensation expense included in reporting net income, net of related tax effect	4,598
Deduct: stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(6,958)
Pro forma net income for calculating basic net income per share	$45,057

Basic net income per share:
As reported	$0.67
Pro forma	$0.64

Diluted net income per share:
As reported	$0.66
Pro forma	$0.62

          We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under the following equity-based compensation plans: our 1995 Stock Plan, 2000 Directors Stock Plan and 2004 Long-Term Incentive Plan. Options issued under these plans, other than the directors plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or nonqualified options not entitled to such deferral. These stock plans are administered by the compensation committee of our board of directors.

          A total of 9.65 million shares of our common stock have been reserved in connection with awards under our 1995 plan. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 1995 plan during any one calendar year to any one grantee are 1.0 million shares and $4.0 million, respectively.

          Only non-employee directors can participate in our directors plan. Under our directors plan, a total of 2.0 million shares of our common stock have been reserved in connection with awards. No more than 10% of awards may be granted in the form of restricted stock, subject to antidilution adjustments, and only nonqualified options may be granted under our directors plan.

          Under our 2004 plan, a total of 4.0 million shares of our common stock have been reserved in connection with awards. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 2004 plan during any one calendar year to any one grantee are 1.0 million shares and $8.0 million, respectively. No more than 50% of awards may be granted in the form of “full value” awards, such as restricted stock, subject to anti-dilution adjustments under our 2004 plan.

          As of January 1, 2006, we had issued two types of equity-based payment arrangements: non-qualified stock options and restricted stock awards.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

          The following table summarizes the activity of stock options under our stock plans from December 31, 2003 to December 31, 2006:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2003	6,617,255	$5.75	$22,506,428
Granted	796,000	9.88
Exercised	(2,163,153)	5.34	$10,933,280
Forfeited	(358,141)	5.95

Options outstanding at December 31, 2004	4,891,961	$6.59	$21,471,047
Granted	669,500	9.70
Exercised	(1,507,860)	5.65	$7,339,585
Forfeited	(260,209)	11.07

Options outstanding at December 31, 2005	3,793,392	$7.20	$6,887,563
Granted	—	—
Exercised	(601,312)	4.18	$2,453,972
Expired	(540,607)	10.35

Options outstanding at December 31, 2006	2,651,473	$7.25	$6,779,212

Options exercisable at December 31, 2006	2,182,939	$6.66	$6,553,065

          The following table summarizes information about stock options outstanding at December 31, 2006:

Range of Exercise Prices			Options Outstanding	Weighted Average Exercise Remaining Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable

$0	-	$4.08	541,853	3.41	$3.40	541,853	$3.40
$5.04	-	$6.13	720,120	4.03	$5.70	720,120	$5.70
$7.00	-	$8.53	457,500	5.73	$8.22	286,497	$8.22
$8.57	-	$10.71	492,000	5.18	$9.14	414,663	$8.98
$11.29	-	$11.34	292,500	6.36	$11.31	121,483	$11.32
$11.53	-	$11.53	147,500	5.48	$11.53	98,323	$11.53
			2,651,473	4.75	$7.25	2,182,939	$6.66

          During 2006, no stock options were granted. During 2005, there were no stock options granted whose exercise price was less than the market price of the stock on the date of the grant. During 2004, we made one option grant with an exercise price less than the market value on the date of grant. The difference between the grant price and the fair market value on the date of grant was charged to equity-based compensation. The total charge was less than $4,000. Options exercisable at December 31, 2006, 2005 and 2004 were 2,182,939, 2,212,556, and 2,834,397, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Significant assumptions used in the Black-Scholes option pricing model computations are as follows for 2005 and 2004:

	2005	2004

Risk-free interest rate	3.3%	3.1%
Dividend yield	0%	0%
Volatility factor	54%	63%
Weighted average expected life	5.18 years	3.74 years

          The pro forma amounts reflect options granted since January 1, 1996. Pro forma compensation cost may not be representative of that expected in future years.

          For the twelve months ended December 31, 2006, we recognized equity-based compensation expense of approximately $2.6 million related to the vesting of stock options. As of December 31, 2006, we had approximately $1.7 million of unvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than three years.

Restricted Stock

          The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2005 to December 31, 2006:

	Shares	Weighted Average Price	Aggregate Intrinsic Value

Outstanding at December 31, 2003	880,000	$3.06
Granted	686,300	$9.66
Vested/released	(238,300)	$6.18	$2,333,908
Forfeited	—	—

Outstanding at December 31, 2004	1,328,000	$5.91
Granted	1,513,293	$10.29
Vested/released	(1,432,631)	$6.34	$14,662,575
Forfeited	(18,832)	$11.27

Outstanding at December 31, 2005	1,389,830	$10.17
Granted	2,100,579	8.20
Vested/released	(901,908)	9.01	$7,562,295
Forfeited	(90,333)	8.23

Outstanding at December 31, 2006	2,498,168	$9.00

          For the twelve months ended December 31, 2006, we recognized equity-based compensation expense of approximately $7.2 million related to the vesting of restricted stock. As of December 31, 2006, we had approximately $20.4 million of unvested restricted stock which we will record in our statement of operations over a weighted average recognition period of less than five years.

          In the twelve months ended December 31, 2005, we recognized approximately $7.5 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $4.9 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with two named executive officers, $2.4 million related to restricted stock grants to other employees and board members, $0.2 million related to payroll taxes withheld and remitted on behalf of employees on the vesting of restricted stock grants, $(0.3) million related to stock options accounted for under variable accounting because the market value of

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our common stock was greater than the exercise price of a portion of the options, and $0.3 million was as a result of the modification of a director stock option grant in connection with the resignation of a member of our board of directors in June 2004.

10.	EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

          Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2006 and 2005, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

          Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding stock options, warrants and unvested restricted shares are potentially dilutive securities during the twelve months ended December 31, 2006 and 2005. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants and the unvested restricted shares computed as follows:

	Twelve Months Ended December 31, 2006			Twelve Months Ended December 31, 2005

	Net Income	Weighted Average Share	Earnings Per Share	Net Income	Weighted Average Share	Earnings Per Share

Basic EPS	$25,509	68,932,676	$0.37	$47,417	70,391,912	$0.67
Effect of dilutive securities:
Stock options	—	599,152	—	—	872,440	—
Warrants	—	—	—	—	6,240	—
Unvested restricted shares	—	254,853	—	—	1,094,952	—

Diluted EPS	$25,509	69,786,681	$0.37	$47,417	72,365,544	$0.66

          The weighted average diluted common shares outstanding for the twelve months ended December 31, 2006 and 2005 excludes the effect of approximately 2.3 million and 1.7 million, respectively, of out-of-the-money options, warrants and restricted shares because their effect would be anti-dilutive.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	ACCRUED EXPENSES

          Accrued expenses at December 31, 2006 and 2005 are as follows (in thousands):

	2006	2005

Accrued wages and wage related taxes	$8,776	$9,286
Accrued sales commissions	3,713	3,373
Legal settlements	—	2,457
Office expenses (deferred rent, utilities, supplies, etc.)	1,297	2,338
Acquisition liabilities	462	2,053
Employee benefits	2,340	1,759
Accrued professional fees	4,071	1,695
Voicecom lease liability	1,155	1,005
Travel and meeting expenses	608	571
Interest payable	261	215
Asset retirement obligation	501	—
Other	5,513	9,687

	$28,697	$34,439

State sales taxes

          We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. More states may claim that we are subject to an assessment of sales taxes. As of December 31, 2006 and December 31, 2005, we had reserved approximately $4.3 million and $5.7 million, respectively, for certain state sales tax exposure contingencies. This amount is included in “Accrued taxes” on the face of the consolidated balance sheet. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from on non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

12.	FINANCIAL INSTRUMENTS

          The carrying amount of cash and cash equivalents, accounts receivable and payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our lines of credit and capital lease obligations do not vary materially from fair value at December 31, 2006 and 2005.

13.	EMPLOYEE BENEFIT PLANS

          We sponsor a defined contribution plan covering substantially all of our U.S. employees. We also sponsor similar voluntary contribution arrangements for certain of our employees outside the U.S. that meet applicable eligibility requirements. We may make contributions for the benefit of employees under these plans. In 2006, 2005 and 2004, we paid cash of approximately $2.1 million, $1.9 million and $1.8 million, respectively, to fund our discretionary employee contributions under our defined contribution plans.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	RELATED-PARTY TRANSACTIONS

          We have in the past entered into agreements and arrangements with certain officers, directors and principal shareholders.

Notes receivable, shareholder

          We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature between 2007 and 2010. These loans, including accrued interest, are recorded in the equity section of the consolidated balance sheet under the caption “Notes receivable, shareholder.” The principal amount outstanding under all remaining loans owed to us by our chief executive officer is approximately $2.0 million as of December 31, 2006.

15.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

          We lease computer equipment, automobiles, office space and other equipment under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2006 are as follows (in thousands):

2007	$13,234
2008	11,688
2009	8,741
2010	5,521
2011	1,594
Thereafter	5,558

Net minimum lease payments	$46,336

          Rent expense under operating leases was approximately $11.4 million, $12.9 million and $12.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Facilities rent is reduced by sublease income of approximately $0.5 million, $0.6 million and $0.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, 2005 and 2004, facilities rent was reduced by approximately $0.6 million, $0.7 million and $0.9 million, respectively associated with contractual obligations provided for in the restructuring charge.

          In October 2005, we entered into leases through two of our subsidiaries which are guaranteed by us for new corporate headquarters in Atlanta, Georgia of an aggregate of approximately 47,000 square feet. The leases are effective August 1, 2007 will expire in August 2014. The leases require an aggregate average annual minimum rent payment of approximately $1.1 million, with the first year estimated operating expenses unknown at this time.

Asset Retirement Obligation

          In January 2006, we were notified by our current landlord of their intent to exercise a clause in our existing corporate headquarters lease to require certain site remediation costs to the space prior to us vacating in August 2007. As a result, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), we recorded approximately $0.8 million for remediation costs at December 31, 2005. In 2006, we decreased this estimate of site remediation costs by $0.3 million through negotiations with our landlord and contractors. The remaining balance in this accrual at December 31, 2006 is $0.5 million.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply Agreements

          We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2009. These costs are approximately $14.2 million, $5.8 million and $0.6 million in 2007 through 2009, respectively. The total amount of the minimum purchase requirements in 2006 was approximately $18.5 million, of which we incurred costs in excess of these minimums.

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

          On February 2, 2007, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s granting of our motion for summary judgment in a lawsuit alleging violations of securities laws filed in November 1998 against us and certain of our officers and directors. Plaintiffs had acquired our common stock in connection with our acquisition of Xpedite. Plaintiffs sought undisclosed damages together with pre-and post-judgment interest, punitive damages, costs and attorneys’ fees. On February 23, 2007, plaintiffs filed a petition for rehearing en banc and for panel rehearing with the Eleventh Circuit.

          On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, ATS, as a party. Discovery is on-going.

          We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

16.	INCOME TAXES

          Income tax expense (benefit) from continuing operations for 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Current:
Federal	$5,555	$6,845	$1,024
State	2,546	1,576	2,687
International	3,289	5,305	3,774

	$11,390	$13,726	$7,485

Deferred:
Federal	$2,729	$4,544	$15,959
State	(367)	1,167	996
International	(100)	2,173	(3,875)

	2,262	7,884	13,080

	$13,652	$21,610	$20,565

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2006, 2005 and 2004 is as follows (in thousands):

	2006	2005	2004

Income taxes at federal statutory rate	$13,706	$24,603	$21,438
State taxes, net of federal benefit	(209)	1,575	1,746
Foreign taxes	(59)	(348)	584
APB 23 Foreign Taxes	(548)	—	—
Change in valuation allowance	186	(1,936)	—
Change in previous estimates	229	(916)	(3,628)
Foreign tax credits, net	(974)	(1,885)	—
Research and development credits	(500)	(1,016)	—
Non-deductible employee compensation	791	1,408	506
Other permanent differences	1,030	125	(81)

Income taxes at our effective rate	$13,652	$21,610	$20,565

          Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109). Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will more likely than not be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation as outlined in Section 162(m) of the tax code.

          We have reserves for certain asserted international and state income tax contingencies based on the likelihood of obligation, when needed, in accordance with SFAS No. 5. As of December 31, 2006 and 2005, we had approximately $4.6 million and $3.1 million, respectively, reserved for such contingencies. During 2006, we provided for approximately $1.5 million of additional reserves based on the preliminary results of an audit with a state that questioned our methodology used in allocating taxable income to it from other states in which we are not subject to income tax. We believe our methodology is consistent with generally accepted methods used in other states but believe that it is more likely than not we will incur this liability. This amount is classified as “Income taxes payable” on the face of the consolidated balance sheet. In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of income taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately reserved for income tax exposures. In the event that actual results differ from these estimates, we may need to make adjustments which could materially impact our financial condition and results of operations.

          Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$12,375	$10,591
Intangible assets	6,233	4,661
Restructuring costs	2,515	1,824
Accrued expenses	2,381	8,059
Other tax credits	5,075	5,791

	$28,579	$30,926

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2006	2005

Deferred tax liabilities:
Property and equipment	$(2,073)	$(3,098)
Intangible assets	(5,200)	(5,289)
Other liabilities	(557)	—

	(7,830)	(8,387)
Valuation allowance	(9,496)	(9,310)

Deferred income taxes, net	$11,253	$13,229

          We are required to estimate our taxes in each jurisdiction in which we operate. This process involves management estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The ultimate recognition of uncertain tax matters is realized in the period of resolution.

          At December 31, 2006, we had federal income tax net operating loss carryforwards of approximately $8.2 million expiring in 2007 through 2019. The utilization of some of our net operating losses is subject to Section 382 limitations due to a prior change in control related to one of our previous acquisitions. At December 31, 2006, we had tax credit carryforwards of approximately $5.1 million expiring in 2012 through 2025. Tax (expense) benefits of approximately $(0.2) million, $2.7 million, and $4.1 million in 2006, 2005 and 2004, respectively, are associated with nonqualified stock option exercises, the impact of which was (debited) credited directly to additional paid-in capital.

          We intend to reinvest the unremitted earnings of our non-U.S. subsidiaries, with the exception of Japan, and postpone their remittance indefinitely. In 2006, we recorded approximately $0.2 million in future foreign tax credits associated with dividends expected to be received from our Japanese subsidiaries. No other foreign tax credits for U.S. income taxes for non-U.S. subsidiaries was recorded in the accompanying consolidated statements of earnings.

          During the year ended December 31, 2006, our valuation allowance increased by approximately $0.2 million as a result of increases in the valuation reserves placed on certain current-year state and foreign operating losses that, in management’s opinion, will more likely than not remain unutilized.

17.	STATEMENT OF CASH FLOW INFORMATION

          Supplemental disclosure of cash flow information (in thousands):

	2006	2005	2004

Cash paid (received) during the year for:
Interest	$7,872	$5,629	$6,111
Income taxes	$16,454	$13,304	$3,344

Net cash paid for acquisitions, including costs and liabilities assumed	$49,040	$79,915	$98,227

          In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.1% and a term of 36 months. The principal balance at December 31, 2006 was $0.5 million.

          In March 2005, we entered into a capital lease for the purchase of various operating and network equipment. This capital lease line has an implied interest rate that varies between 2.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at December 31, 2006 was $3.1 million.

          In September 2004, we entered into a capital lease for the purchase of network equipment. This capital lease has an implied interest rate of 3.3% and a term of 60 months. The principal balance at December 31, 2006 was $0.3 million.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities

          During 2006, 2005 and 2004, we paid approximately $49.0 million, $79.9 million and $98.2 million, respectively, for acquisitions accounted for as purchases. On an aggregate basis, these costs were allocated as follows and, as applicable, at the exchange rate on the date of the transaction (in thousands):

	2006	2005	2004

Accounts receivable	2,127	$5,030	$12,534
Prepaids and other current assets	94	716	2,147
Property and equipment	625	(3,079)	5,864
Deferred tax assets - Current	1,663	—	—
Goodwill	35,601	66,079	68,631
Intangible assets	11,581	12,967	24,775
Long-term assets	9	21	121

Total assets acquired	51,700	81,734	114,072

Current liabilities	(2,020)	460	(14,383)
Long-term liabilities	(500)	(2,326)	(1,462)

Total liabilities assume	(2,520)	(1,866)	(15,845)

Impact of foreign exchange	(140)	47	—

Net assets acquired	$49,040	$79,915	$98,227

          As a result of fixed asset valuations from certain 2004 acquisitions not being finalized until 2005, a non-cash adjustment of approximately $3.1 million to the property and equipment line is reflected in the above table.

18.	SEGMENT REPORTING

          Beginning in the fourth quarter of 2006, we realigned our reporting segments to be consistent with the way we now manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. We will no longer report results under our former Conferencing & Collaboration and Data Communications segments, consistent with the completion of our One Company initiative. We have changed our reportable segments in order to better reflect the way in which areas of management responsibility are divided and the way our management monitors and reviews our financial results and performance. We have reclassified prior year results in this annual report to conform to our new segment presentation. Our unallocated corporate costs are included in our North America segment.

          One of our Conferencing customers, IBM, historically accounted for a significant amount of our revenues. Sales to that customer accounted for approximately 6% of consolidated revenues from continuing operations in 2005, 11% of consolidated revenues from continuing operations in 2004 and 11% of consolidated revenues from continuing operations in 2003. IBM has chosen to insource most of its automated conferencing needs, and sales from IBM no longer represent a significant amount of our consolidated revenues.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Information concerning our operations in these reportable segments is as follows (in millions):

	Year Ended December 31,

	2006	2005	2004

REVENUES:
Revenues from continuing operations:
North America	$319.3	$321.4	$293.3
Europe	93.0	99.1	84.0
Asia Pacific	84.2	77.0	72.1

	$496.5	$497.5	$449.4

INCOME (LOSS):
Income (loss) from continuing operations:
North America	$21.5	$41.8	$34.8
Europe	(0.7)	2.3	1.5
Asia Pacific	4.7	4.6	4.4

	$25.5	$48.7	$40.7

(Loss) gain from discontinued operations:
North America – Voicecom	—	(1.3)	1.2

Net income:	$25.5	$47.4	$41.9

IDENTIFIABLE ASSETS
North America	$439.7	$403.0	$357.9
Europe	71.4	63.8	51.3
Asia Pacific	38.2	28.5	26.3

	$549.3	$495.3	$435.5

          Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2006	2005	2004

North America	$18.2	$18.0	$18.9
Europe	3.8	3.9	3.8
Asia Pacific	2.6	2.9	3.7

Total depreciation expense from continuing operations.	$24.6	$24.8	$26.4

          Information concerning accrued capital expenditures for each reportable segment is as follows (in millions):

	2006	2005	2004

North America	$28.4	$26.4	$23.6
Europe	3.4	1.9	2.5
Asia Pacific	1.4	1.0	1.5

Total capital expenditures from continuing operations	$33.2	$29.3	$27.6

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

          The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the periods ended December 31, 2006 and 2005. Certain prior quarter results have been reclassified to conform with current period presentation. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases. The sum of these quarterly earnings per share numbers may differ from annual earnings per share numbers due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Year ended December 31, 2006
Revenues	$121,726	$125,566	$122,118	$127,062	$496,472
Operating income	13,979	13,822	12,190	6,379	46,370
Income from continuing operations	7,659	6,006	6,717	5,127	25,509
Income from continuing operations per share – basic	$0.11	$0.09	$0.10	$0.08	$0.37

Income from continuing operations per share – diluted	$0.11	$0.09	$0.10	$0.08	$0.37
Net income	7,659	6,006	6,717	5,127	25,509
Net income per share - basic	$0.11	$0.09	$0.10	$0.08	$0.37

Net income per share - diluted	$0.11	$0.09	$0.10	$0.08	$0.37

Year ended December 31, 2005
Revenues	$127,264	$132,053	$120,949	$117,207	$497,473
Operating income	22,411	23,253	17,086	12,529	75,279
Income from continuing operations	13,119	13,499	9,522	12,546	48,686
Income from continuing operations per share – basic	$0.19	$0.19	$0.14	$0.17	$0.69

Income from continuing operations per share – diluted	$0.18	$0.19	$0.13	$0.17	$0.67
Net income	13,119	12,230	9,522	12,546	47,417
Net income per share - basic	$0.19	$0.17	$0.14	$0.17	$0.67

Net income per share - diluted	$0.18	$0.17	$0.13	$0.18	$0.66

          The results of operations in all the quarters in 2006 and 2005 include charges associated with some or all of the following: equity-based compensation, restructuring costs, asset impairments and net legal settlements and related expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of December 31, 2006, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

          Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K as of the three years ended December 31, 2006. The Report of Independent Registered Public Accounting Firm on their audit of management’s assessment of our internal control over financial reporting and their audit of the effectiveness of our internal control over financial reporting follows. The Report of Independent Registered Public Accounting Firm on their audit of our consolidated financial statements is included at page 47 of this annual report.

Changes in Internal Control Over Financial Reporting

          There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.
Atlanta, Georgia

We have audited management’s assessment, included in the accompanying Management Report on Internal Control over Financial Reporting, that Premiere Global Services, Inc.and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated March 16, 2007, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), “Share Based Payment”.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 15, 2007

Item 9.B. Other Information

          None.

PART III

          Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2007 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

Item 10. Directors, Executive Officers and Corporate Governance

          The information required by this item is incorporated herein by reference to our proxy statement under the headings “Proposal 1: Election of Directors – Information Regarding Nominees and Continuing Directors and Executive Officers,” “Corporate Governance Matters – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

          Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer and our principal financial officer and principal accounting officer. This code is posted on our Web site at premiereglobal.com (follow the “Shareholder Information” tab to “Corporate Governance”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer and our principal financial officer and principal accounting officer or persons performing similar functions by disclosing the nature of such amendment or waiver on our Web site.

Item 11. Executive Compensation

          The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Compensation Committee – Compensation Committee Report,” “Compensation Discussion and Analysis,” “Director and Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The information required by this item is incorporated herein by reference to our proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Independent Directors,” “—Audit Committee,” “—Compensation Committee,” “—Nominating and Governance Committee” and “Certain Transactions.”

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

	The financial statements listed in the index set forth in Item 8 of this report are filed as part of this annual report.

	2.	Financial Statement Schedules

	There are no financial statement schedules included in this report.

	3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, together with exhibits, dated November 13, 1997, by and among the Registrant, Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2

Agreement and Plan of Merger, dated April 22, 1998, by and among the Registrant, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3

Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.4

Asset Purchase Agreement, dated February 16, 2005, by and among Clarinet, Inc., the Registrant, American Teleconferencing Services, Ltd., Conference-Call USA, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed on March 15, 2005).

3.1

Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

4.1	See Exhibits 3.1-2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate.

10.1

Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc., dated March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

Exhibit Number	Description

10.2	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.3

Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

10.4

Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5

2000 Directors Stock Plan, as amended, of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.6

1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.7

Third Modification of Lease, dated July 15, 1998, by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.8

Seventh Amendment to Lease, dated February 28, 2001, by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.9

Standard Office Lease, dated May 23, 1996, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.10

Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc., dated June 15, 2000, (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.11

Pine Ridge Business Park Standard Office Lease, dated January 29, 1999, by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.12

Stock Pledge Agreement, dated December 29, 1997, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.13

Stock Pledge Agreement, dated December 15, 1999, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.14

Agreement for Assignment of Stock Options, dated February 5, 1999, by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.15

Promissory Note, dated October 31, 2000, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.16

Stock Pledge Agreement, dated October 31, 2000, by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.17

Stock Pledge Agreement, dated October 31, 2000, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.18

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.19

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.20

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.21

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.22

Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.23

Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.24

Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

Exhibit Number	Description

10.25

Credit Agreement, dated June 30, 2004, among the Registrant, as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.26

Security Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.27

Pledge Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.28

Employment Letter, dated September 30, 2004, by and between the Registrant and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on From 8-K dated September 30, 2004 and filed October 1, 2004). +

10.29

Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.30

2004 Long-Term Incentive Plan, as amended, of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004). +

10.31

Fourth Amendment to Standard Office Lease, effective March 1, 2005, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.32

Partial Termination of Lease and Mutual Release, dated April 16, 2004, between Property Georgia OBJWL Two Corporation and Premiere Technologies, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended (incorporated by reference to Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.33

Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 and filed on April 20, 2005). +

10.34

Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.35

Form of Restricted Stock Agreement to be issued to Boland T. Jones and Jeffrey A. Allred as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

Exhibit Number	Description

10.36

Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.37

Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.38

Second Amendment to Employment Letter between the Registrant and Michael E. Havener, dated April 22, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated and filed April 28, 2005). +

10.39

Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter end March 31, 2005 and filed on May 6, 2005).

10.40

Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.41

Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.42

Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.43	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005).

10.44

Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.45

Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.46

Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.47

Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.48

Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

Exhibit Number	Description

10.49

Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.50

Amendment No. 3 to Credit Agreement, dated April 24, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed April 25, 2006).

10.51

Restricted Stock Agreement by and between Jeffrey A. Allred and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.52

Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.53

Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.54

Restricted Stock Agreement by and between T. Lee Provow and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.55

Form of Restriction Agreement for non-employee directors under the 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.56

Revised Summary of the Equity Compensation Component to the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006).

10.57

Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

10.58

Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

10.59

First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.60

First Amendment to Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.61

Amendment to Employment Letter between Michael E. Havener and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

Exhibit Number	Description

10.62

Second Amendment to Fifth Amendment to the Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.63

Amendment to the Registrant’s 2004 Long-Term Incentive Plan, dated September 29, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2006 and filed on November 11, 2006). +

10.64

Amendment No. 4 and Waiver to Credit Agreement, dated October 3, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 and filed on November 9, 2006).

10.65	Amendment and Restatement of the Registrant’s 401(k) Plan, dated December 20, 2006 and effective January 1, 2006.

10.66	Separation Agreement between Jeffrey A. Allred and the Registrant, dated December 20, 2006 and effective January 1, 2007. +

10.67	Restricted Stock Agreement between Jeffrey A. Allred and the Registrant, effective December 30, 2006, under the Registrant’s 1995 Stock Plan. +

10.68	First Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated January 23, 2007. +

10.69	Restricted Stock Agreement between T. Lee Provow and the Registrant, dated January 22, 2007, under the Registrant’s 1995 Stock Plan. +

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

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

Date: March 15, 2007

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boland T. Jones	Chairman of the Board and Chief	March 15, 2007
Executive Officer (principal
Boland T. Jones	executive officer) and Director

/s/ Michael E. Havener	Chief Financial Officer	March 15, 2007
(principal financial and
Michael E. Havener	accounting officer)

/s/ Jeffrey T. Arnold	Director	March 15, 2007

Jeffrey T. Arnold

/s/ Wilkie S. Colyer	Director	March 15, 2007

Wilkie S. Colyer

/s/ John R. Harris	Director	March 15, 2007

John R. Harris

/s/ Raymond H. Pirtle, Jr.	Director	March 15, 2007

Raymond H. Pirtle, Jr.

/s/ J. Walker Smith, Jr.	Director	March 15, 2007

J. Walker Smith, Jr.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, together with exhibits, dated November 13, 1997, by and among the Registrant, Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2

Agreement and Plan of Merger, dated April 22, 1998, by and among the Registrant, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3

Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.4

Asset Purchase Agreement, dated February 16, 2005, by and among Clarinet, Inc., the Registrant, American Teleconferencing Services, Ltd., Conference-Call USA, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed on March 15, 2005).

3.1

Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2

Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

4.1	See Exhibits 3.1-2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate.

10.1

Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc., dated March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit 10.19 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.2	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.3

Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999). +

10.4

Intellivoice Communications, Inc. 1955 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999).

10.5

2000 Directors Stock Plan, as amended, of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

Exhibit Number	Description

10.6

1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.7

Third Modification of Lease, dated July 15, 1998, by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth Modification of Lease dated August 27, 1998, as amended by Fifth Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.8

Seventh Amendment to Lease, dated February 28, 2001, by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.9

Standard Office Lease, dated May 23, 1996, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.10

Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc., dated June 15, 2000, (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.11

Pine Ridge Business Park Standard Office Lease, dated January 29, 1999, by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.12

Stock Pledge Agreement, dated December 29, 1997, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.13

Stock Pledge Agreement, dated December 15, 1999, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.14

Agreement for Assignment of Stock Options, dated February 5, 1999, by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.15

Promissory Note, dated October 31, 2000, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.16

Stock Pledge Agreement, dated October 31, 2000, by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.17

Stock Pledge Agreement, dated October 31, 2000, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.18

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.19

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.20

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.21

Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.22

Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.23

Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.24

Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.25

Credit Agreement, dated June 30, 2004, among the Registrant, as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.26

Security Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.27

Pledge Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.28

Employment Letter, dated September 30, 2004, by and between the Registrant and Michael E. Havener (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on From 8-K dated September 30, 2004 and filed October 1, 2004). +

Exhibit Number	Description

10.29

Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.30

2004 Long-Term Incentive Plan, as amended, of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004). +

10.31

Fourth Amendment to Standard Office Lease, effective March 1, 2005, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.32

Partial Termination of Lease and Mutual Release, dated April 16, 2004, between Property Georgia OBJWL Two Corporation and Premiere Technologies, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended (incorporated by reference to Exhibit 10.58 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.33

Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 20, 2005 and filed on April 20, 2005). +

10.34

Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.35

Form of Restricted Stock Agreement to be issued to Boland T. Jones and Jeffrey A. Allred as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.36

Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.37

Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.38

Second Amendment to Employment Letter between the Registrant and Michael E. Havener, dated April 22, 2005 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated and filed April 28, 2005). +

10.39

Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter end March 31, 2005 and filed on May 6, 2005).

10.40

Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

Exhibit Number	Description

10.41

Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.42

Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.43	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005).

10.44

Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.45

Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.46

Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.47

Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.48

Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.49

Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.50

Amendment No. 3 to Credit Agreement, dated April 24, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed April 25, 2006).

10.51

Restricted Stock Agreement by and between Jeffrey A. Allred and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.52

Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.53

Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

Exhibit Number	Description

10.54

Restricted Stock Agreement by and between T. Lee Provow and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.55

Form of Restriction Agreement for non-employee directors under the 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.56

Revised Summary of the Equity Compensation Component to the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006).

10.57

Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

10.58

Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

10.59

First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.60

First Amendment to Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.61

Amendment to Employment Letter between Michael E. Havener and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.62

Second Amendment to Fifth Amendment to the Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.63

Amendment to the Registrant’s 2004 Long-Term Incentive Plan, dated September 29, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2006 and filed on November 11, 2006). +

10.64

Amendment No. 4 and Waiver to Credit Agreement, dated October 3, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 and filed on November 9, 2006).

10.65	Amendment and Restatement of the Registrant’s 401(k) Plan, dated December 20, 2006 and effective January 1, 2006.

10.66	Separation Agreement between Jeffrey A. Allred and the Registrant, dated December 20, 2006 and effective January 1, 2007. +

Exhibit Number	Description

10.67	Restricted Stock Agreement between Jeffrey A. Allred and the Registrant, effective December 30, 2006, under the Registrant’s 1995 Stock Plan. +

10.68	First Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated January 23, 2007. +

10.69	Restricted Stock Agreement between T. Lee Provow and the Registrant, dated January 22, 2007, under the Registrant’s 1995 Stock Plan. +

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.