Form 10-K/A
period 2006-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2007-04-30
CIK 880804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]   Accelerated filer [X]   Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, on June 30, 2006 as reported by the New York Stock Exchange was approximately $493,096,525. As of March 9, 2007, there were 70,216,077 shares of the registrant's common stock outstanding.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated. None.

                                EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Premiere Global Services, Inc. for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on March 15, 2007 (which we refer to in this amendment as the "original filing"). We are filing our amendment to amend Part III of our original filing to include the information required by and not included in Part III of our original filing because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2006. In connection with the filing of this amendment and pursuant to the rules of the SEC, we are including with this amendment new certifications by our principal executive and principal financial officers. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

      Except as described above, no other changes have been made to our original filing. It continues to speak as of the date of our original filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the original filing other than as expressly indicated in this amendment. Defined terms used in this amendment but not defined herein shall have the meaning specified for such terms in our original filing.

                                      INDEX

                                                                                                         PAGE
                                                                                                         ----

PART III
Item 10.      Directors, Executive Officers and Corporate Governance                                       1
Item 11.      Executive Compensation                                                                       5
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder      24
              Matters
Item 13.      Certain Relationships and Related Transactions and Director Independence                    28
Item 14.      Principal Accountant Fees and Services                                                      31

PART IV
Item 15.      Exhibits and Financial Statement Schedules                                                  32

SIGNATURES                                                                                                42

                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

         Pursuant to our bylaws, the number of our directors may not be less than three nor more than ten, with the precise number to be determined by resolution of our board of directors from time to time. Currently, our board of directors comprises seven directors. Our board of directors is currently divided into three classes, with two directors in each of Class I and II and three directors in Class III. The directors in each class are elected by our shareholders for a term of three years and until their successors are elected and qualified or until such directors' death, resignation or removal. The term of office of one of the classes of directors expires each year at our annual meeting of shareholders, and a new class of directors is elected by our shareholders each year at that time.

                                CLASS I DIRECTORS

W. Steven Jones            Mr. Jones, age 55, has been a  director  since  April
                           2007. He has served as Dean of Kenan-Flagler Business
                           School of the  University of North Carolina at Chapel
                           Hill since August 2003. He served as Chief  Executive
                           Officer and Managing Director of Suncorp Metway Ltd., an Australian banking, insurance and funds management company in Brisbane, Queensland from December 1996 to September 2002. Prior to that time, he served as Chief Executive Officer and Managing Director of ANZ
                           Banking Group, N.Z., Ltd. Mr. Jones currently serves as a director and member of the asset quality committee of Bank of America Corporation and as a director and member of the finance committee and organization and compensation committee of Progress
                           Energy Inc.

J. Walker Smith, Jr.       Mr. Smith, age 51,  has served  as a  director  since
                           June 2001.  He has served as a director and President
                           of  Yankelovich,  Inc.,  a  market  services  company
                           specializing  in  database  marketing  solutions  and
                           consumer lifestyles  consulting,  since May 1999, and
                           previously  served as  Managing  Partner  and Head of
                           Yankelovich  Monitor  from  September  1995 until May
                           1999,  and as  Senior  Vice  President  and  Managing
                           Partner of  Yanklelovich's  Atlanta,  Georgia  office
                           from 1991 until September 1995. He serves as a member
                           of the board of the  American  Marketing  Association
                           and  the  board  of   advisors   for  the  School  of
                           Journalism and Mass  Communications at the University
                           of  North   Carolina  at  Chapel   Hill.   Mr.  Smith
                           previously  served as a  director  of Cyber  Dialogue
                           (n/k/a Fulcrum Analytics) and as a member of the board of advisors of Screen4Me Corporation and A.C.
                           Nielsen Masters in Marketing Research Program.

                               CLASS II DIRECTORS

Wilkie S. Colyer           Mr.  Colyer,  age 57, has served as a  director since
                           March 2004.  Mr. Colyer has served as a principal and
                           partner  in  The   Breckenridge   Group,   Inc.,   an
                           Atlanta-based investment banking firm, since 1988.

Raymond H. Pirtle, Jr.     Mr. Pirtle,  age 65,  has  served as a director since
                           June 1997. He has served as Chief Manager of Claridge
                           Company,  LLC, a  privately-held  financial  services
                           firm   whose   primary   focus   is  to  link   small
                           corporations with professional investors, since March
                           2005.  Mr.  Pirtle was a founder and served as Senior
                           Managing  Director  of  Avondale  Partners,  LLC,  an
                           independently-owned,     Nashville-based    financial
                           services   firm   dedicated   to   equity   research,
                           investment banking activities and equity capital markets, from June 2001 to March 2005. He served as Managing Director and as a director of SunTrust
                           Equitable Securities Corporation from February 1989 to June 2001. Mr. Pirtle currently serves as a director and a member of the audit committees of IceWeb, Inc. and Tricell, Inc. He was previously a director and member of the audit committee of eNucleus, Inc. and a director and chairman of the compensation committee of Sirrom
                           Capital  Corporation,  which was  acquired  by Finova
                           Group.

                               CLASS III DIRECTORS

Boland T. Jones            Mr.  Jones,  age 47, our founder,  has  served  as a
                           director and our Chief Executive Officer since our inception in July 1991. Since September 1993, Mr.
                           Jones has also served as Chairman of our board of directors. From February 1993 until August 1998, Mr.
                           Jones served as our President.

Jeffrey T. Arnold          Mr.  Arnold,  age 37, has served as a  director since
                           April 1999.  Mr. Arnold is the founder and has served
                           since  September  2002  as  the  Chairman  and  Chief
                           Executive   Officer  of  Convex   Group,   Inc.,   an
                           Atlanta-based media and entertainment holding company
                           that   acquires  and   integrates   unique   content,
                           technology  and  distribution  assets to  create  new
                           media  enterprises.  Mr.  Arnold was  founder of and,
                           from  October  1996  to  October  2000,  served  as a
                           director  and  Chief   Executive   Officer  of  WebMD
                           Corporation.

John R. Harris             Mr.  Harris,  age 58, has served as a director  since
                           November  2003.  Mr.  Harris has served as a director
                           and   President  and  Chief   Executive   Officer  of
                           eTelecare Global Solutions,  Inc., a leading provider
                           of outsourced customer care solutions, since February
                           2006.   He  previously   served  as  an   information
                           technology  consultant from December 2005 to February
                           2006. He served as Chief  Executive  Officer of Seven
                           Worldwide,  Inc. (f/k/a Applied Graphics Technologies
                           Inc.), a digital content management company, from December 2003 to December 2005. Prior to that time, he served as Chief Executive Officer and President of Delinea Corporation from July 2002 to December 2003.
                           He served as Chief Executive Officer and President of
                           Exolink from August 2001 to July 2002 and as Chairman and Chief Executive Officer of Ztango, Inc. from 1999 to 2001. Prior to that time, Mr. Harris served in various executive positions with Electronic Data
                           Systems Corporation for over 25 years. He currently serves on the board of directors and the audit committees of InVentiv Health, Inc. (f/k/a Ventiv
                           Health, Inc.) and Answerthink, Inc. He previously served on the board of Seven Worldwide and as a member of the board and audit committee of Genuity
                           Inc.

EXECUTIVE OFFICERS         Boland  T.  Jones  Please  refer  to the  information
                           provided under "Directors" above.

Michael E. Havener         Mr.  Havener,   age  39,  has  served  as  our  Chief
                           Financial Officer since March 2004 and, from December
                           2002 until March 2004,  he served as Chief  Financial
                           Officer of our former  Conferencing  &  Collaboration
                           business unit.  From March 2002 to December 2002, Mr.
                           Havener was Vice  President and Controller of Airgate
                           PCS,  Inc.  Mr.  Havener  previously  served  as  our
                           Corporate  Controller  from  August  1998 until March
                           2002,  and he  served  as  Controller  of our  former
                           Voicecom   business  unit  and  as  our  Director  of
                           Strategic Development from August 1998 to March 2002.

Theodore P. Schrafft       Mr.  Schrafft,  age 51, has  served as our  President
                           since July 2006. He served as President of our former
                           Conferencing  &  Collaboration   business  unit  from
                           January 2000 to July 2006,  and from March 1999 until
                           January 2000, Mr. Schrafft was Senior Vice President and General Manager of that former business unit. He served as President of our former Voice and Data
                           Messaging division from August 1998 to March 1999, and from October 1997 until August 1998, he served as our Vice President of Corporate Messaging. From June
                           1996 until October 1997, he served as President and Chief Operating Officer of Voicecom Systems, Inc., an integrated messaging and 800-based services company, which was acquired by us in October 1997.

T. Lee Provow              Mr.  Provow,  age 49,  has  served as our  President,
                           Global  Operations  since  July  2006.  He  served as
                           President of our former Data Communications business unit from August 2003 to July 2006. From November
                           2002 to August 2003, he was Chairman of the Executive
                           Committee of Comdial Corporation, a converged voice and data communications services provider, and served as Chairman of the Board of Comdial from October 2002 to August 2003. From January 2002 to November 2002,
                           Mr.  Provow was  President  and Managing  Director of
                           Commonwealth Holdings, LLC, a private investment fund. From January 2000 to December 2001, he was
                           President and Chief Executive Officer of Intelispan, which was acquired by McLeod USA, and had served as a director of Intelispan from August 1988 until its acquisition. Mr. Provow also previously served as a director of Allure Technologies, Comdial and Inksure
                           Technologies Inc.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership of such securities with the SEC and the New York Stock Exchange, Inc. Officers, directors and greater than ten percent beneficial owners are required by applicable regulations to furnish us with copies of all
Section 16(a) forms they file.

         We are required to describe in this amendment whether we have knowledge that any person required to file such a report may have failed to do so in a timely manner. In this regard, all of our directors, all officers subject to the reporting requirements and each beneficial owner of more than ten percent of any class of our common stock satisfied all applicable filing requirements, except that Messrs. Jones, Allred and Havener each failed to timely file a Form 4: for Mr. Jones, to report additional shares issued due to a clerical error in calculating tax withholding; for Mr. Allred, to report shares gifted to charity; and for Mr. Havener, to report shares withheld to satisfy the tax liability applicable to the vesting of restricted stock. The reports have now been filed. The foregoing is based upon reports furnished to us.

CODE OF CONDUCT AND ETHICS AND CORPORATE GOVERNANCE GUIDELINES

         We have adopted a code of conduct and ethics that applies to all employees, directors and officers, including our principal executive officer and principal financial and accounting officer. We have also adopted corporate governance guidelines that provide a framework within which our board and management can effectively pursue our governance objectives for the benefit of our shareholders.

         Our code of conduct and ethics and corporate governance guidelines are each posted on our Web site at PGICONNECT.COM (follow the "Investor Relations" link to "Corporate Governance" -- "Code of Conduct and Ethics" and "-- Corporate Governance Guidelines," respectively), and the code and guidelines are available in print to any shareholder who requests it by writing to the Secretary at the same address under "Shareholder Director Nominations" below.

         We will post any amendments to, or waivers from, any provision of the code of conduct and ethics with respect to our principal executive officer and principal financial and accounting officer or any other persons performing similar functions by disclosing the nature of such amendment or waiver at the above-referenced location on our Web site.

SHAREHOLDER DIRECTOR NOMINATIONS

         The nominating and governance committee will consider written recommendations from shareholders for nominees to our board of directors. A shareholder who wishes to recommend a person to this committee for nomination to our board must submit a written notice by mail to the nominating and governance committee at Premiere Global Services, Inc., c/o Secretary, 3399 Peachtree Road, N.E., The Lenox Building, Suite 700, Atlanta, Georgia 30326. Such a written recommendation must be received not less than 120 calendar days nor more than 150 calendar days before the first anniversary of the date of our notice of annual meeting sent to shareholders in connection with the previous year's annual meeting. Such a recommendation to this committee should include:

         o the candidate's name, age, business addresses and other contact information,

         o a complete description of the candidate's qualifications, experience, background and affiliations, as would be required to be disclosed in the proxy statement pursuant to Regulation 14A of the SEC,

         o a sworn or certified statement by the candidate in which he or she consents to being named in the proxy statement as a nominee and to serve as a director if elected, and

         o the name and address of the shareholder(s) of record making such a recommendation.

         In addition to the above procedures, our bylaws provide that a shareholder may propose a director candidate to be considered and voted on at an annual meeting of shareholders by providing notice thereof to our Secretary not less than 120 calendar days nor more than 150 calendar days before the first anniversary of the date of our notice of annual meeting sent to shareholders in connection with the previous year's annual meeting; however, information regarding such a director candidate need not be included in our proxy statement to shareholders for the annual meeting. This notice provided by a shareholder to our Secretary must set forth certain information relating to the proposed nominee as required by our bylaws.

AUDIT COMMITTEE

         Our audit committee, which met eight times in 2006 and took action by unanimous written consent one time, is responsible for:

         o reviewing our financial statements, reports and other financial information,

         o appointing and overseeing our independent auditors, who report directly to the audit committee,

         o overseeing the integrity of our financial reporting processes and the annual audit of our financial statements,

         o reviewing with our auditors our internal controls and procedures for financial reporting,

         o    reviewing  the  quality  of   appropriateness  of  our  accounting
              principles and underlying estimates,

         o    pre-approving all audit and permitted non-audit services,

         o    overseeing the performance of our internal audit function,

         o establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters and the confidential anonymous submission of concerns regarding questionable accounting or auditing matters, and

         o approving and reviewing on an on-going basis our related party transactions.

These duties and responsibilities are set forth in our amended and restated audit committee charter, a copy of which is available on our Web site at PGICONNECT.COM (follow the "Investor Relations" link to "Corporate Governance" -- "Board Committees"), and the charter is available in print to any shareholder who requests it by writing to the Secretary at the same address under
"Shareholder Director Nominations" above. The audit committee currently comprises John R. Harris (Chairman), Wilkie S. Colyer and Raymond H. Pirtle, Jr. At least quarterly in connection with a regularly scheduled audit committee meeting, our audit committee meets separately in executive session without management present with our independent auditors and also with our internal auditors. Our board of directors has determined that Mr. Harris is an audit committee financial expert under the rules of the SEC and NYSE listing standards, and that Messrs. Harris, Colyer and Pirtle are financially literate and "independent," as independence for audit committee members is defined in our independence guidelines, SEC rules and NYSE listing standards.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

EXECUTIVE COMPENSATION PROGRAM OBJECTIVES

         We believe that the performance and contribution of our executive officers are critical to our overall success. The goal of our executive compensation program is the same as our goal for operating the company - to create long-term value for our shareholders. Our objective is to have a compensation program that will allow us to attract and retain highly-qualified executives, motivate them to achieve our overall business objectives, reward superior performance and align the interests of our executive officers with our shareholders. We believe that, in order to do this effectively, our program must:

         o    provide   our   executive   officers   with   total   compensation
              opportunities at levels that are competitive for comparable positions at companies with whom we compete for talent,

         o tie a significant portion of each executive's compensation to his individual performance and success in achieving our business strategy, management initiatives, and financial, operational and other goals, through variable, at-risk incentive awards,

         o    provide   significant   upside   opportunities   for   exceptional
              performance, which can result in differentiated compensation among executive officers based on performance, and

         o closely align our executive officer's interests with those of our shareholders by making stock-based incentives a core element of our executive compensation.

         We design our compensation program with a view to attracting and retaining executive officer leadership of a caliber and level of experience necessary to effectively manage our complex and global business. We believe it is important for us to retain our executive officer talent over a number of years to provide continuity of management in a highly competitive industry. Our named executive officers, as defined and listed in the tables in this Item under "Executive Compensation," have contributed a combined total of nearly 50 years of experience with us, during which time they have held different positions and been promoted to increasing levels of responsibility.

EXECUTIVE COMPENSATION DETERMINATIONS AND ASSESSMENTS

         Our   compensation   committee  is   responsible   for   approving  the
compensation of our named executive officers.

         Our determinations and assessments of executive compensation are primarily driven by the consideration of:

         o    information  regarding  the  compensation  levels,   programs  and
              practices of certain other companies for comparable positions, and

         o company and individual performance, which results in a significant portion of the total compensation of each executive officer being at risk based on short and long-term performance.

         Our chief executive officer participates in discussions and makes compensation recommendations to our compensation committee with respect to executive officers other than himself. Our compensation committee considers these recommendations based on each executive officer's individual performance and overall contribution to the company and exercises its discretion in approving or modifying such recommendations.

         As needed and pursuant to authority under its charter, our compensation committee may retain outside compensation consultants to advise them with respect to executive compensation packages. For example, our compensation committee retained ECG Advisors, LLC in late 2004 in connection with its review of Messrs. Jones' and Allred's compensation packages and took ECG Advisors' recommendations into consideration when approving Messrs. Jones' and Allred's amended and restated employment agreements in 2005. ECG Advisors' analysis indicated that Mr. Jones' total compensation approximated the average total compensation of his counterparts in a peer group of companies comparable in size and industry to us.

ELEMENTS OF OUR EXECUTIVE COMPENSATION PROGRAM

         Our executive compensation program consists primarily of the following integrated components: base salary, incentive bonus awards and long-term equity awards, which together make up an executive officer's total direct compensation in a given year or performance period. The program is rounded out with perquisites and other executive benefits, including retirement savings, insurance and severance benefits. Our compensation committee has chosen these elements of compensation in order to create flexible packages that reflect the long-term interests of our business and can reward both the short- and long-term performance of the company and the individual executive officer.

         We have entered into employment agreements or employment letters with each of our named executive officers, which were approved by our compensation committee. These employment agreements or letters contain the general terms of each executive officer's employment and establish the minimum compensation that such officers are entitled to receive, but do not prohibit, limit or restrict these officers' ability to receive additional compensation from us, whether in the form of base salary, bonus, stock awards or otherwise. For a discussion of these terms, see below "Base Salary," "Incentive Bonus Awards," "Long-Term Equity Awards" and "Individual Employment Agreements."

BASE SALARY

         Base salaries are fixed components of our executive officer's total direct compensation, in contrast to incentive and equity compensation, which is at risk based on performance, continued employment or both. Other elements of our executive compensation, such as incentive bonuses, are determined as a percentage of base salary. In setting base salary, we considered the executive officer's experience for the position, scope of responsibility and accountability, and his personal contribution to the financial and operational performance of the company.

         Messrs. Jones' and Havener's annual base salaries of $900,000 and $200,000, respectively, did not increase in 2006, and Mr. Jones' salary has not increased since 2004. Several of our other named executive officers changed their positions with us during 2006, resulting in changes in compensation for these individuals. Effective in July 2006, our board of directors appointed Mr. Schrafft as President of the entire company and Mr. Provow as our President, Global Operations. To reflect their new positions and responsibilities, we entered into amended and restated employment agreements with Messrs. Schrafft and Provow, which removed the automatic five percent base salary increases provided for in their prior employment agreements and provided for an increase in Mr. Schrafft's annual base salary of approximately 15% to $450,000 to reflect his promotion and that Mr. Provow's annual base salary would remain flat at $385,000.

INCENTIVE BONUS AWARDS

         We design our incentive bonus awards to reward our executive officers for short-term performance and the achievement of strategic results on a quarterly and annual basis. Unlike base salary, which is fixed, our executive officer's annual bonus is at risk based on how well the company and the executive officer perform.

         All of our named executive officers were eligible for incentive cash bonuses in 2006, with 80% of the target bonuses for our executive officers for each calendar year allocated to the achievement of quarterly targets (20% per quarter) and 20% allocated to the achievement of annual targets. In addition, Messrs. Jones and Allred were also eligible to receive incentive stock bonuses equal to their cash bonuses in the form of restricted stock in 2006. We believe that these performance-based awards provide a material incentive to executive officers by offering potential increased stock ownership tied directly to performance metrics.

         TARGET OPPORTUNITIES. Incentive bonus awards are designed to focus management attention and effort on the attainment of pre-established performance goals. Each executive officer is assigned a target award opportunity, expressed as a percentage of base salary, as further described below. Each executive officer's bonus depends on his performance against pre-established individual performance objectives, which can be 0% for failure to achieve targets or as much as either 100% or 150% of targets for exceptional individual performance.

         INDIVIDUAL PERFORMANCE OBJECTIVES. Individual performance is directly reflected in what each executive officer receives as an incentive bonus awards. These awards reflect an assessment of an executive officer's contribution to our achievement of individualized financial performance goals as well as the degree of challenge in the executive officer's position. Individual performance objectives are established each year by our compensation committee and include primarily quantifiable objectives, such as company financial metrics, with some subjective measures also included, such as certain strategic objectives depending on each executive officer's role in the company. Both quarterly and annual incentive performance objectives are established, with the 2006 objectives set forth below. We believe that this individual assessment promotes accountability for each executive officer's performance and helps differentiate our executive compensation based on performance.

         For 2006, Messrs. Jones' and Allred's target cash bonuses were equal to 100% of their respective base salaries. They were each also eligible for stock bonus awards payable in restricted stock having a value equal to the cash bonuses earned and issued on the same date that cash bonuses were paid. On January 20, 2006, our compensation committee approved the performance criteria for incentive bonus awards for 2006 for Messrs. Jones and Allred. One-third of the value of such awards issued to Messrs. Jones and Allred was determined with respect to our consolidated revenues, and two-thirds of such value was determined with respect to our adjusted EBITDA (determined as operating income, as reported, before depreciation, amortization, restructuring costs, asset impairments, equity based compensation and net legal settlements and related expenses). Messrs. Jones and Allred were eligible to earn between 70% and 150% of their target cash and stock bonus awards applicable to each performance criteria based upon the sliding scale provided in their respective amended and restated employment agreements.

         On April 21, 2006, our compensation committee approved the initial performance criteria for incentive bonus awards for 2006 for Messrs. Havener, Schrafft and Provow. On September 13, 2006, our compensation committee revised the performance criteria for the incentive bonus awards for each of Messrs. Schrafft and Provow for the fourth quarter of 2006 and for 2006 as a whole to reflect their respective new positions with the company, including adding additional objectives which focused on our "One Company" initiatives.

         Mr. Havener's target bonus for 2006 was equal to 50% of his base salary. One-third of the value of the incentive bonus awards to Mr. Havener was determined with respect to our consolidated revenues, and two-thirds of such value was determined with respect to our adjusted EBITDA. He was eligible to earn between 70% and 100% of his target cash bonus awards applicable to each performance criteria based upon the sliding scale provided in his employment letter.

         Mr. Schrafft's target bonus for 2006 was 100% of his base salary, with an additional bonus opportunity approved by our compensation committee equal to 33% of his base salary. For the first three quarters of 2006 and for 2006 as a whole, one-half of the value of the quarterly incentive bonus awards to Mr. Schrafft was determined with respect to each of the global revenue and global adjusted EBITDA of our former Conferencing & Collaboration business segment. His additional bonus opportunity with respect to the first three quarters of 2006 was based upon the achievement of certain performance goals relating to our North America Alerts & Notifications solutions revenue and, for 2006 as a whole, was determined with respect to North America revenue of our former Data Communications business unit. One-third instead of one-half of the value of his revised fourth quarter 2006 incentive bonus award was determined with respect to each of the global revenue and global adjusted EBITDA of our former Conferencing & Collaboration business unit. The remaining one-third of this revised fourth quarter value was determined with respect to North America revenue of our former Data Communications business unit. His additional bonus opportunity for the fourth quarter of 2006 was determined with respect to certain cost savings criteria and upon the achievement of certain business objectives relating to our continuing efforts to transition to a uniform, vertically operated company. He was eligible to earn either 100%, 75% or 0% of his target cash bonus awards applicable to each performance criteria.

         Mr. Provow's target bonus for 2006 was 100% of his base salary, with an additional bonus opportunity approved by our compensation committee equal to 10% of his base salary for the first three quarters of 2006 and 33% for the fourth quarter of 2006 and to 2006 as a whole. For first three quarters of 2006, one-third of the value of the quarterly incentive bonus awards to Mr. Provow was determined with respect to each of the global revenue, global adjusted EBITDA and global broadcast services revenue of our former Data Communications business unit. His additional bonus opportunity for the first three quarters of 2006 was based upon the achievement of certain performance goals relating to the reduction of days sales outstanding (DSO's) for our former Data Communications business unit. He was eligible to earn either 100%, 50% or 0% of his target cash bonus awards applicable to each of his global revenue, global broadcast services revenue and DSO's reduction performance criteria, and either 150%, 100% or 0% of his target cash bonus awards applicable to his global adjusted EBITDA performance criteria. One-third of the value of his revised fourth quarter 2006 incentive bonus award was determined with respect to each of the international revenue and international adjusted EBITDA of our former Data Communications business unit. The remaining one-third of this revised fourth quarter value and the additional bonus opportunity for the fourth quarter 2006 was determined with respect to certain cost savings criteria and upon the achievement of certain business operations objectives relating to our continuing efforts to transition to a uniform, vertically operated company. Two-thirds of the value of the annual incentive bonus award for 2006 as a whole was determined with respect to each of the global revenue and global adjusted EBITDA of our former Data Communications business unit. Mr. Provow was eligible to earn either 100%, 75% or 0% of his target cash bonus awards applicable to each performance criteria for the fourth quarter 2006, and either 100%, 50% or 0% of his target cash bonus awards for 2006 as a whole.

         The Grants of Plan-Based Awards table shows the threshold, target and maximum incentive bonus awards that each of our named executive officers was eligible to receive in 2006. Their actual incentive bonus awards earned in 2006 are shown in this table under the "Non-Equity Incentive Plan Awards --Target" column as well as in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table.

LONG-TERM EQUITY AWARDS

         We believe that long-term equity awards reward and assist with the retention of company leaders. By aligning financial rewards with the economic interests of our shareholders, leaders are encouraged to work toward achieving our long-term strategic objectives. In order to foster this perspective, we currently use restricted stock awards as our primary long-term equity vehicle for our named executive officers.

         Restricted stock awards provide a strong retentive complement while keeping focus on creating shareholder value. Restricted stock awards also encourage executive officers to manage our company from the perspective of an owner with a continuing equity stake in our business. Award recommendations are made on the basis of an executive officer's level of responsibility, financial contribution to the company, value to the organization and contribution to the overall management of the company.

         In 2006, Messrs. Jones and Havener were not granted shares of restricted stock or stock options.

         In May 2006, our compensation committee granted Messrs. Schrafft and Provow 240,000 and 180,000 shares of restricted stock, respectively, which vest in equal quarterly installments of 15,000 shares and 11,250 shares, respectively, over four-year periods. At that time, Mr. Allred was also granted 60,000 shares of restricted stock which vested in three equal quarterly installments of 20,000 shares each. The vesting on these grants began on June 30, 2006, provided that the executive officer is still employed by us or any of our affiliates at each vesting date. We believe that the vesting periods for the awards are effective in promoting retention of our executive officers.

ALLOCATION OF TOTAL DIRECT COMPENSATION

         Just as our shareholders put their money at risk when they invest in our company, we believe that a significant portion of our executive compensation should be at risk. We strive to achieve an appropriate mix between cash and equity awards and more heavily weigh our executive compensation toward incentive and equity compensation. For example, in 2006, approximately 28% of Mr. Jones' total direct compensation was fixed in the form of base salary and the remaining percentage was at risk in the form of incentive bonus awards and long-term equity awards. Our other current named executive officers had a slightly more conservative weighting of fixed and at-risk compensation for 2006, with an average of approximately 34% fixed in base salary. We believe that a mix of service and performance-based at-risk compensation provides a reasonable balance to promote executive officer retention and financial performance goals.

         Overall, we believe that our incentive bonus awards require strong performance in order to achieve target compensation and that our executive officer's relative pay appears to be aligned with relative performance. In 2006, Messrs. Jones and Allred achieved only approximately 33% of their possible maximum incentive cash and stock bonus award payouts tied to consolidated company financial objectives. Mr. Havener achieved approximately 49% of his maximum incentive targets tied to consolidated company financial objectives. Messrs. Schrafft and Provow achieved a larger percentage, approximately 75% and 54%, respectively, of their maximum incentive targets tied primarily to segment financial objectives related to our former Conferencing & Collaboration and Data Communications business units and achievement of strategic goals of unifying our company under a vertical management structure.

         Another way in which we seek to align the interests of our executive officers with our shareholders is to make sure that a significant portion of their compensation is payable in equity awards. For example, in 2006, approximately 54% of Mr. Jones' total compensation, and an average of approximately 42% of our other current named executive officer's total compensation, was in the form of equity in our company.

PERQUISITES AND OTHER EXECUTIVE BENEFITS

         We provide our named executive officers with various retirement savings, health and welfare and other employee benefits generally available to all of our employees. We maintain a broad-based qualified 401(k) defined contribution plan in which our named executive officers are eligible to participate, along with a substantial majority of our employees. Our 401(k) plan encourages our employees to save for retirement and provides a financial security component of our compensation objectives which promotes retention. In January 2006, we matched up to 3% of our employees' contributions which vest according to a schedule based on length of service. Executive officers participate in our 401(k) plan on the same terms as our other employees, including limits imposed by the internal revenue code of 1986, as amended. In 2006, we discontinued the health and wellness insurance premium reimbursement for our executive officers and, as a result, our executive officers now also participate in our health and welfare benefit plans on the same terms as our other employees. We do not offer other broad-based retirement programs to our executive officers or employees. We believe that these programs are comparable to those offered by similar companies and, as a result, are needed to ensure that our compensation remains competitive.

         We also offer additional perquisites to our named executive officers to ensure competitiveness at the senior leadership level and in order to minimize distractions from, and allow our executive officers to devote additional time to, our company initiatives. We generally provide our executive officers with some or all of the following perquisites: car allowances, club membership dues, life and disability insurance, reimbursement for tax and financial planning services and certain travel-related expenses where appropriate. The additional life and supplemental disability insurance benefits are designed to provide our executive officers with enhanced benefits greater than the life and disability benefits available under our broad-based health and welfare benefits that we offer to all employees due to the benefit limitations within these programs. In addition, each year we hold a sales incentive trip to award the top achievers in our sales and service organization. If they so choose, participants may be accompanied by their spouse or a guest. In 2006, four of our named executive officers who made the trip were also accompanied by their spouse or guest, the cost of whose trip we paid for. For information on the incremental cost of these perquisites and other personal benefits to the company, see footnote 7 to the Summary Compensation Table.

SEVERANCE PAY ARRANGEMENTS

         In order to attract and retain highly-qualified executive officers, employment agreements or employment letters with our executive officers contain specified severance benefits under certain conditions and provisions upon a change in control of the company. We believe that our severance arrangements, including the conditions under which such benefits are triggered and the amount of such benefits, are comparable to those provided by similar companies.
Termination, severance payments and benefits and change in control provisions for our named executive officers are described in this Item under "Potential Payments Upon Termination or Change in Control."

TAX AND ACCOUNTING CONSIDERATIONS

TAX CONSIDERATIONS

         Section 162(m) of the tax code places a limit of $1.0 million on the amount of compensation that we may deduct in any one year with respect to any one of our named executive officers. However, qualifying performance-based compensation will not be subject to the deduction limit if certain requirements are met. To maintain flexibility in compensating our executive officers, the compensation committee reserves the right to use its judgment to authorize compensation payments that may be subject to the limit when it believes that such payments are appropriate. Accordingly, certain components of our executive compensation program are designed to be qualifying performance-based compensation under Section 162(m) while others may not be.

ACCOUNTING CONSIDERATIONS

         With the adoption of FAS 123(R), we do not expect accounting treatment of differing forms of equity awards to vary significantly and, therefore, accounting treatment is not expected to have a material effect on the selection of forms of compensation.

EQUITY GRANT PRACTICES

         We do not time the grant of equity awards to take advantage of the release of material non-public information. During 2004, we shifted the mix of equity awards we granted and increased the emphasis on restricted stock grants rather than stock option grants. Our company's general practices provide that, for our executive officers, the price of the equity award grant will be the closing price of our common stock on the date of the approval of the award by our compensation committee, and for our employees who are not executive officers, equity awards are granted on the last day of each fiscal quarter using the closing price on the grant date or on the last trading day prior to the grant date if the grant date falls on a non-trading day. There may be occasions where grants are made on other dates, but we are working to eliminate "off cycle" grants to the extent possible.

Compensation Committee Interlocks And Insider Participation

         During 2006, Messrs. Colyer and Harris served on the compensation committee and neither of these directors has ever been one of our employees or officers. None of our executive officers serves as a member of the compensation committee of any other entity that has one or more executive officers serving as a member of our compensation committee.

                         COMPENSATION COMMITTEE REPORT

         Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis section included in this amendment with management, and based on such review and discussions, our compensation committee recommended to our board of directors that the Compensation Discussion and Analysis be included in this amendment and in our proxy statement.

         The foregoing report has been submitted by the following members of the compensation committee.

                                        Wilkie S. Colyer, Chairman
                                        John R. Harris

THE  FOREGOING  REPORT  OF  THE  COMPENSATION   COMMITTEE  DOES  NOT  CONSTITUTE
"SOLICITING MATERIAL" AND SHOULD NOT BE DEEMED TO BE "FILED" WITH THE SEC OR INCORPORATED BY REFERENCE INTO ANY OF OUR OTHER FILINGS UNDER THE SECURITIES ACT OF 1933, AS AMENDED, OR THE EXCHANGE ACT, EXCEPT TO THE EXTENT THAT WE SPECIFICALLY INCORPORATE THIS REPORT BY REFERENCE IN ANY OF THOSE FILINGS.

Executive Compensation

         The following tables set forth all plan and non-plan compensation earned by our "named executive officers" for 2006, consisting of our chief executive officer, chief financial officer and our two other most highly compensated executive officers who were serving as executive officers at December 31, 2006, as well as Jeffrey A. Allred, who served as one of our executive officers during 2006 but no longer served as an executive officer at year end.

                           SUMMARY COMPENSATION TABLE

                                                                                            NON-EQUITY
                                                                                          INCENTIVE PLAN     ALL OTHER
   NAME AND PRINCIPAL                SALARY      BONUS    STOCK AWARDS    OPTION AWARDS    COMPENSATION     COMPENSATION
        POSITION             YEAR    ($) (1)    ($) (2)    ($)(3) (4)      ($) (3) (5)        ($) (6)         ($) (7)      TOTAL ($)
        --------             ----    -------    -------    ----------      -----------        -------         -------      ---------

Boland T. Jones              2006    900,000      --       1,692,017            --            441,000         126,824      3,159,841
  Chief Executive
  Officer and Chairman
  of the Board

Michael E. Havener           2006    200,000    14,333       166,200          49,629           49,000            --          479,162
  Chief Financial Officer

Theodore P. Schrafft         2006    420,519    50,000       357,300         142,267          428,445          32,961      1,431,492
  President (8)

T. Lee Provow                2006    385,606      --         267,975         327,037          270,498          48,364      1,299,480
  President, Global
  Operations (9)

Jeffrey A. Allred            2006    600,000      --         753,733            --            294,000         653,910      2,301,643
  Former Chief
  Investment Officer (10)

---------------------------

(1) Reflects salary amounts paid in 2006 pursuant to each named executive officer's employment agreement or employment letter with us. For Mr. Schrafft, salary consists of $218,019 while President of our former Conferencing & Collaboration business unit from January 1, 2006 through July 19, 2006, and $202,500 as our President from July 20, 2006 through December 31, 2006. For Mr. Provow, salary consists of $212,231 while President of our former Data Communications business unit from January 1, 2006 through July 19, 2006, and $173,250 as our President, Global Operations from July 20, 3006 through December 31, 2006.

(2) Amounts reflect discretionary bonuses approved by our compensation committee for Mr. Havener in recognition of the completion of a special project and for Mr. Schrafft in recognition of his promotion to President of the entire company.

(3) Amounts shown reflect the dollar amount expensed for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote 9 to our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

(4) Includes time-vested restricted stock awards for all named executive officers granted in 2006 or in prior years and quarterly and annual incentive restricted stock bonus awards for Messrs. Jones and Allred issued during 2006. For Messrs. Jones and Allred, includes the 2006 fourth quarter and annual incentive restricted stock bonus awards which were expensed in 2006 but granted the first quarter of 2007 on the same date that cash bonuses were paid by us to all of our eligible employees. The 2006 incentive bonus criteria under which the restricted stock awards were made are described in this Item under "Compensation Discussion and Analysis --Elements of Our Executive Compensation Program --Incentive Bonus Awards."

(5) Stock options for Messrs. Havener, Schrafft and Provow were granted prior to 2006.

(6) Includes quarterly and annual incentive cash bonus awards earned and paid in 2006, except the 2006 fourth quarter and annual incentive cash bonus awards which were earned in 2006 but paid in the first quarter of 2007. Messrs. Schrafft and Provow's fourth quarter and annual incentive cash bonus awards were revised by our compensation committee in September 2006 to reflect their new positions. For Messrs. Jones and Allred, certain de minimis amounts (less than $20) were paid in cash in lieu of fractional shares from the restricted stock bonus awards earned in 2006. The 2006 incentive bonus criteria under which the incentive cash bonus awards were made are described in this Item under "Compensation Discussion and Analysis --Elements of Our Executive Compensation Program --Incentive Bonus Awards."

(7) "All Other Compensation" for the named executive officers includes the following:

       o For Mr. Jones, various perquisites and benefits included an auto allowance, club membership dues, supplemental disability premiums, $52,935 for professional fees for tax and estate planning, spouse or guest travel for our annual sales incentive trip, company matching contributions to our 401(k) plan and $30,000 in life insurance premiums.

       o For Mr. Havener, the aggregate incremental cost of his perquisites was less than $10,000.

       o For Mr. Schrafft, various perquisites and benefits included an auto allowance, supplemental disability premiums, spouse or guest travel for our annual sales incentive trip and company matching contributions to our 401(k) plan.

       o For Mr. Provow, various perquisites and benefits included an auto allowance, club membership dues, life and supplemental disability insurance premiums, spouse or guest travel for our annual sales incentive trip and company matching contributions to our 401(k) plan.

       o For Mr. Allred, various perquisites and benefits included an auto allowance, club membership dues, life and supplemental disability insurance premiums, spouse or guest travel for our annual sales incentive trip and company matching contributions to our 401(k) plan. Also included is separation compensation consisting of a grant of restricted stock having a fair market value of $600,000, which is subject to a one-year holding period restriction, and costs associated with Mr. Allred's retention of his laptop computer and cell phone.

       Perquisites are valued at the aggregate incremental cost of providing such benefits to the named executive officers.

(8)    Mr. Schrafft became President of the entire company on July 20, 2006.

(9)    Mr. Provow became President, Global Operations on July 20, 2006.

(10) Mr. Allred served as one of our executive officers, as our former President and Chief Operating Officer, until July 20, 2006, and continued to be employed by us in a non-named executive officer position through the end of 2006. He resigned from the company on January 1, 2007.

                 GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2006

         The following table provides additional detail regarding restricted stock and any other equity awards granted to the named executive officers during the 2006 fiscal year and amounts payable to the named executive officers under other compensation plans.

                            ESTIMATED POSSIBLE PAYOUTS           ESTIMATED POSSIBLE PAYOUTS           ALL OTHER         GRANT
                GRANT       UNDER NON-EQUITY INCENTIVE             UNDER EQUITY INCENTIVE               STOCK         DATE FAIR
   NAME        DATE (1)           PLAN AWARDS (2)                    PLAN AWARDS (2) (3)               AWARDS:        VALUE OF
   ----        --------  --------------------------------    ----------------------------------       NUMBER OF       STOCK AND
                                                                                                      SHARES OF        OPTION
                          THRESHOLD   TARGET      MAXIMUM    THRESHOLD     TARGET       MAXIMUM        STOCK OR        AWARDS
                             ($)       ($)          ($)         (#)         (#)           (#)          UNITS(#)        ($) (4)
                             ---       ---          ---         ---         ---           ---          --------        -------

Boland T.       1/20/06       0       51,000      270,000         0       6,423 (5)      34,005         --               51,000
Jones
                1/20/06       0      135,000      270,000         0      17,952 (5)      35,904         --              135,000

                1/20/06       0      135,000      270,000         0      16,383 (5)      32,766         --              135,000

                1/20/06       0      120,000      540,000         0      11,764 (5)      52,940         --              120,000

Michael E.                    0        5,667       20,000        --        --              --           --                --
Havener
                              0       15,000       20,000        --        --              --           --                --

                              0       15,000       20,000        --        --              --           --                --

                              0       13,334       40,000        --        --              --           --                --

Theodore P.                   0       77,175      102,900        --        --              --           --                --
Schrafft
                              0       77,175      108,045        --        --              --           --                --

                              0       77,175      120,000        --        --              --           --                --

                              0      196,920      240,000        --        --              --           --                --

                 5/5/06                                                                              240,000 (6)      1,905,600

T. Lee                        0       77,175       97,555        --        --              --           --                --
Provow
                              0       90,038       97,555        --        --              --           --                --

                              0       25,725       97,533        --        --              --           --                --

                              0       77,561      205,800        --        --              --           --                --

                 5/5/06                                                                              180,000 (6)      1,429,200

Jeffrey A.      1/20/06       0       34,000      180,000         0       4,282 (5)      22,670         --               34,000
Allred
                1/20/06       0       90,000      180,000         0      11,968 (5)      23,936         --               90,000

                1/20/06       0       90,000      180,000         0      10,922 (5)      21,844         --               90,000

                1/20/06       0       80,000      360,000         0       7,843 (5)      35,294         --               80,000

                 5/5/06                                                                               60,000 (7)        476,400

               12/30/06                                                                               63,559 (8)        600,000

---------------------------

(1) Our compensation committee approved the 2006 incentive bonus criteria subject to achievement of performance targets as described in this Item under "Compensation Discussion and Analysis --Elements of Our Executive Compensation Program --Incentive Bonus Awards" for quarterly and annual performance periods for Messrs. Jones and Allred on January 20, 2006, and for quarterly and annual incentive cash bonus awards on April 21, 2006 for Messrs. Havener, Schrafft and Provow (as such criteria was revised for the fourth quarter and 2006 as a whole for Messrs. Schrafft and Provow on September 13, 2006). If earned, the cash amounts were paid and the restricted stock was issued on the date of the first payroll following each of our earnings releases (which are the same dates that cash bonuses were paid by us to all eligible employees), with the restricted stock vesting the next business day, subject to 18-month holding period restrictions. Messrs. Havener, Schrafft and Provow were not eligible for incentive stock bonus awards during 2006.

(2) For all amounts shown, the 2006 incentive bonus criteria were set and incentive bonuses were earned during 2006, even though the fourth quarter and annual incentive cash bonuses were paid, and the incentive stock bonuses were issued, in the case of Messrs. Jones and Allred, in the first quarter of 2007. Because these awards are quarterly or annual and are all earned in 2006, the incentive cash bonus amounts are also reported in the "Non-Equity Incentive Plan Compensation" column of the Summary Compensation Table, and the incentive stock bonus amounts for Messrs. Jones and Allred are also reported under the "Stock Awards" column of the Summary Compensation Table and under the "Number of Shares Acquired on Vest" column of the Options Exercised and Stock Vested in Fiscal Year 2006 table. Information regarding the incentive bonus criteria and a general description of the formula used to calculate these incentive awards is described in this Item under "Compensation Discussion and Analysis --Elements of Our Executive Compensation Program --Incentive Bonus Awards."

(3) For Messrs. Jones and Allred, shares issued as incentive stock bonuses were granted under our 2004 long-term incentive plan. The number of shares issued was determined by dividing the dollar amount of the relevant cash bonus by the per share closing price of our common stock on the date of issuance, with fractional shares paid in cash. These shares vest on the next business day after issuance and are subject to an 18-month holding period restriction.

(4) Grant date fair values of restricted stock awards are according to FAS 123(R). Certain de minimis amounts (less than $20) were paid in cash in lieu of fractional shares.

(5) Holding period restrictions expire November 5, 2007, January 8, 2008, May 3, 2008 and August 23, 2008 for each of Mr. Jones' respective restricted stock awards which were issued on May 5, July 28, November 2, 2006 and February 23, 2007, respectively. Mr. Allred's holding period restrictions were removed as of January 1, 2007 pursuant to his separation agreement. Information on Mr. Allred's separation agreement is described in this Item under "Individual Employment Agreements.

(6) On May 5, 2006, Messrs. Schrafft and Provow were granted restricted stock awards of 240,000 and 180,000 shares, respectively, under our 1995 stock plan, which vests in 16 quarterly installments of 15,000 and 11,250 shares, respectively, on the last day of each calendar quarter beginning June 30, 2006. These awards are also reported under the "Stock Awards" column of the Summary Compensation Table and under the "Number of Shares Acquired on Vest" column of the Options Exercised and Stock Vested in Fiscal Year 2006 table. The unvested shares are also reported under the Outstanding Equity Awards at 2006 Fiscal Year table.

(7) On May 5, 2006, Mr. Allred was granted a restricted stock award of 60,000 shares under our 1995 stock plan, which vested 20,000 per quarter through December 31, 2006. This award is also reported under the "Stock Awards" column of the Summary Compensation Table and under the "Number of Shares Acquired on Vest" column of the Options Exercised and Stock Vested in Fiscal Year 2006 table. The unvested shares are also reported under the Outstanding Equity Awards at 2006 Fiscal Year table.

(8) On December 30, 2006, pursuant to Mr. Allred's separation agreement, he was granted a restricted stock award under our 1995 stock plan having a fair market value of $600,000, or 63,559 shares using the closing price of our common stock on the grant date. Shares vested on December 31, 2006, subject to a one-year holding period restriction. This award is also reported under the "All Other Compensation" column of the Summary Compensation Table and under the Option Exercises and Stock Vested in Fiscal Year 2006 table.

                OUTSTANDING EQUITY AWARDS AT 2006 FISCAL YEAR-END

         The following table presents information on outstanding equity awards held by named executive officers at December 31, 2006, including the number of securities underlying both exercisable and unexercisable portions of unexercised stock options as well as the exercise price and expiration date of each outstanding option grant. In addition, this table provides information about stock awards including the aggregate number and market value of shares that have not vested pursuant to such awards.

                                               OPTION AWARDS                                     STOCK AWARDS
                            ---------------------------------------------------    ---------------------------------------
                                NUMBER OF
                                SECURITIES
                                UNDERLYING                                           NUMBER OF SHARES     MARKET VALUE OF
                               UNEXERCISED          OPTION           OPTION         OR UNITS OF STOCK    SHARES OR UNITS OF
                               OPTIONS (#)         EXERCISE        EXPIRATION         THAT HAVE NOT       STOCK THAT HAVE
NAME                           EXERCISABLE         PRICE($)           DATE              VESTED(#)          NOT VESTED($)
----                           -----------         --------           ----              ---------          -------------

Boland T. Jones                    --                 --                --             540,007 (1)           5,097,666

Michael E. Havener              30,000 (2)           8.81           12/31/11            45,000 (3)             424,800

Theodore P. Schrafft           233,334 (4)           5.04            5/30/11           195,000 (5)           1,840,800

T. Lee Provow                  385,000 (6)           6.13             8/1/11           146,250 (7)           1,380,600

Jeffrey A. Allred                  --                 --                --                  --                   --

---------------------------

(1) Shares of restricted stock vest in quarterly installments of 44,999 shares on the last day of each calendar quarter over 12 remaining quarters.

(2)   Options were fully vested on December 31, 2006.

(3) Shares of restricted stock vest in three equal annual installments of 15,000 shares on each of July 28, 2007, 2008 and 2009.

(4)   Options were fully vested on May 30, 2006.

(5) Shares of restricted stock vest in quarterly installments of 15,000 shares on the last day of each calendar quarter over 13 remaining quarters.

(6)   Options were fully vested on August 1, 2006.

(7) Shares of restricted stock vest in quarterly installments of 11,250 shares on the last day of each calendar quarter over 13 remaining quarters.

              OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2006

         The following table shows amounts realized by named executive officers on each option that was exercised and each stock award that vested during the 2006 fiscal year.

                                            OPTION AWARDS                                      STOCK AWARDS
                              -----------------------------------------       ----------------------------------------------
                              NUMBER OF SHARES
                                ACQUIRED ON          VALUE REALIZED ON           NUMBER OF SHARES           VALUE REALIZED ON
       NAME                     EXERCISE (#)            EXERCISE ($)          ACQUIRED ON VESTING (#)          VESTING ($)
       ----                     ------------            ------------          -----------------------          -----------

Boland T. Jones                      --                     --                    82,863 (1) (2)                  676,208
                                                                                 179,996 (3)                    1,517,366

Michael E. Havener                 10,000               43,768 (4)                15,000 (5)                      112,800

Theodore P. Schrafft                 --                     --                    45,000 (1) (6)                  385,050

T. Lee Provow                        --                     --                    33,750 (1) (7)                  288,788

Jeffrey A. Allred                    --                     --                    55,242 (1) (8)                  450,805
                                                                                  60,000 (1) (9)                  513,400
                                                                                  63,559 (1) (10)                 600,000

---------------------------

(1) Shares are also reported under the Grants of Plan-Based Awards table, except for fourth quarter and annual stock bonus awards for Messrs. Jones and Allred which are earned in the fourth quarter of each year but are not issued until the first quarter of the following year.

(2) Represents the aggregate incentive restricted stock bonus awards for the fourth quarter and annual 2005 grant, which were issued in the first quarter of 2006 and the first three quarterly issuances in 2006. An aggregate of 32,628 shares were withheld to pay the tax liability upon vesting. An aggregate of 50,235 net shares were issued, which had a net realized value of $409,330. Shares vested the next business day after date of issuance and are subject to 18-month holding period restrictions from date of issuance.

(3) Represents time-vested restricted stock awards which were granted prior to 2006 and vested on the last day of each calendar quarter in 2006. An aggregate of 68,158 shares were withheld to pay the tax liability upon vesting. An aggregate of 111,838 net shares were issued, which had a net realized value of $943,765.

(4) Value realized on exercise represents the difference between the exercise price of the option and the market price of the shares on the date the option was exercised. The value realized was determined without consideration of any taxes that may have been owed.

(5) Represents a time-vested restricted stock award which was granted prior to 2006 and vested on July 28, 2006. An aggregate of 6,367 shares were withheld to pay the tax liability upon vesting. An aggregate of 8,633 net shares were issued, which had a net realized value of $64,920.

(6) Represents a time-vested restricted stock award that vested on the last day of each calendar quarter in 2006. An aggregate of 19,101 shares were withheld to pay the tax liability upon vesting. An aggregate of 25,899 net shares were issued, which had a net realized value of $221,609.

(7) Represents a time-vested restricted stock award that vested on the last day of each calendar quarter in 2006. An aggregate of 14,325 shares were withheld to pay the tax liability upon vesting. An aggregate of 19,425 net shares were issued, which had a net realized value of $166,213.

(8) Represents the aggregate incentive restricted stock bonus awards for the fourth quarter and annual 2005 grant which were issued in the first quarter of 2006 and the first three quarterly issuances in 2006. An aggregate of 22,175 shares were withheld to pay the tax liability upon vesting. An aggregate of 33,067 net shares were issued, which had a net realized value of $270,001. Shares vested the next business day after date of issuance and all 18-month holding period restrictions were subsequently released January 1, 2007 pursuant to Mr. Allred's separation agreement.

(9) Represents a time-vested restricted stock award that vested on the last day of each calendar quarter in 2006. 25,470 shares were withheld to pay the tax liability upon vesting. 34,530 net shares net were issued, which had a net realized value of $295,462.

(10) Represents restricted stock granted under Mr. Allred's separation agreement. 26,131 shares were withheld to pay the tax liability upon vesting. 37,428 net shares were issued, which had a net realized value of $353,320. Shares vested one business day after date of grant and are subject to a one-year holding period restriction from the date of issuance.

Potential Payments Upon Termination Or Change In Control

         We have entered into employment agreements or letters with each of our named executive officers that provide for severance payments or benefits upon termination of employment and change of control.

VOLUNTARY TERMINATION

         A named executive officer is not entitled to receive any severance payment or benefits upon his voluntary decision to terminate employment with us. The executive officer would be entitled to receive a pro-rata portion of his base salary for the year in which termination occurs and any earned and accrued bonus compensation, as applicable.

TERMINATION WITH OR WITHOUT CAUSE

         A named executive officer is not entitled to receive any severance payment or benefits upon termination for cause. The executive officer would be entitled to receive a pro rata portion of his base salary for the year in which termination occurs and any earned and accrued bonus compensation, as applicable. A named executive officer is entitled to receive severance payments and certain benefits upon termination by the company without cause before and after a change in control, per each executive officer's employment agreement or letter.

         Termination for cause generally includes:

         o the willful and continued failure of an executive to substantially perform his duties, or

         o the willful engaging by an executive in illegal conduct or gross misconduct, which has, or reasonably may be expected to have, a substantial, adverse effect upon us.

TERMINATION FOR GOOD REASON

         Some of our named executive officers are entitled to receive severance payments and certain benefits upon termination for good reason by the executive officer before or after a change in control, per each executive officer's employment agreement. Severance for termination for good reason before a change in control is provided only for Mr. Jones under his employment agreement. Mr. Havener's employment letter does not provide for severance benefits upon termination for good reason. Messrs. Schrafft's and Provow's employment agreements provide for severance benefits upon termination for good reason only within 24 months after a change in control. Termination for good reason requires prior written notice by an executive officer.

         Termination for good reason generally includes:

         o the assignment to the executive of any duties inconsistent with the executive's position, authority, duties or responsibilities with us or any other action by us that results in a diminution in such position, authority, duties or responsibilities,

         o a material reduction in the executives' base salary or bonus opportunity,

         o a material breach by us of any of the provisions in an executive's employment agreement, or

         o requiring the executive to be based at any office or location other than at specified company office locations.


CHANGE IN CONTROL

         The employment agreements and employment letters with each of our named executive officers contain change in control provisions whereby certain severance payments and benefits would be triggered upon the occurrence of a change in control of the company. The purpose of these benefits are to provide our named executive officers with a level of financial protection upon a loss of employment, and to avoid their loss of previously granted stock options and restricted stock awards, in connection with a change in control of the company. Severance amounts are payable over time, except in connection with a change in control, in which event the named executive officer will receive a lump sum payment. Mr. Jones is also entitled to additional gross-up payments for any excise tax that may be imposed in connection with a change in control.

         The change in control severance provisions in our named executive officers employment agreements or letters require a "double trigger," that is, for any severance payment to occur, a change in control must be followed by an involuntary loss of employment by the company without cause or by the employee for good reason, either within or more than 12 or 24 months after a change in control (depending upon the named executive officer). If Messrs. Jones', Schrafft's or Provow's employment agreements are not renewed either in contemplation of, or within 24 months after, a change in control, certain severance payments would be triggered. In addition, all named executive officers unvested stock options and restricted stock will fully vest upon a change in control.

         A change in control of the company generally includes the occurrence of any of the following events:

         o    the acquisition of 50% or more of our voting securities,

         o the members of our board of directors ceasing to constitute at least 60% of our board,

         o    a merger, consolidation or reorganization involving the company,

         o    a complete liquidation or dissolution of the company, or

         o the sale or other disposition of all or substantially all of our assets.

         The following table describes the potential payments and benefits to which each of our named executive officers would be entitled if termination of employment occurred before or after a change in control or was due to death or disability. The values assume termination of employment was effective as of December 31, 2006. A discussion of termination of employment and change of control provisions contained in employment agreements or letters with each of our named executive officers is set forth below under "Individual Employment Agreements."

                                                                                                 TERMINATION
                                                                                              WITHOUT CAUSE OR
                                                             TERMINATION WITHOUT CAUSE OR      FOR GOOD REASON
                                                               FOR GOOD REASON BEFORE A            AFTER A           DEATH OR
NAME                   BENEFIT                                    CHANGE IN CONTROL           CHANGE IN CONTROL     DISABILITY
----                   -------                                    -----------------           -----------------     ----------

Boland T. Jones        Salary                                        $ 2,725,774                 $ 2,725,774        $1,350,000 (3)
                       Bonus                                           7,541,366                   7,541,366               --
                       Acceleration of equity awards (1)               5,097,666                   5,097,666         5,097,666
                       Health and welfare benefits                       131,485                     131,485             5,000 (3)
                       continuation (2)
                       Life insurance                                     90,000                      90,000                --
                       Excise tax gross-up                                    --                          --                -- (4)
                                                                     -----------                 -----------        ----------
                                 Total                               $15,586,291                 $15,586,291        $6,452,666


                                                                                                  TERMINATION
                                                                                                WITHOUT CAUSE OR
                                                              TERMINATION WITHOUT CAUSE         FOR GOOD REASON
                                                                       BEFORE A                      AFTER A              DEATH OR
NAME                   BENEFIT                                    CHANGE IN CONTROL           CHANGE IN CONTROL (5)      DISABILITY
----                   -------                                    -----------------           ---------------------      ----------

Michael E. Havener     Salary                                          $100,000                       $200,000                   --
                       Bonus                                                 --                             --                   --
                       Acceleration of equity awards (1)                141,600                        424,800             $424,800
                                                                             --                             --                   --
                                                                       --------                       --------             --------
                                 Total                                 $241,600                       $624,800             $424,800


Theodore P. Schrafft   Salary                                        $  900,000                     $  900,000                   --
                       Bonus                                                 --                             --                   --
                       Acceleration of equity awards (1)                141,600                      1,840,800           $1,840,800
                       Health and welfare benefits                       29,812                         29,812                   --
                       continuation (2)                              ----------                     ----------           ----------
                                 Total                               $1,071,412                     $2,770,612           $1,840,800


T. Lee Provow          Salary                                          $770,000                     $  770,000                   --
                       Bonus                                                 --                             --                   --
                       Acceleration of equity awards (1)                106,200                      1,380,600           $1,380,600
                       Health and welfare benefits                       29,812                         29,812                   --
                       continuation (2)                                --------                     ----------           ----------
                                 Total                                 $906,012                     $2,180,412           $1,380,600

---------------------------

(1) All named executive officers' equity awards fully vest upon a change in control of the company and upon death or disability. All of Mr. Jones' equity awards also vest upon a termination without cause or for good reason prior to a change in control. The next tranche of equity awards vest upon a termination without cause for Messrs. Havener, Schrafft and Provow.

(2) Heath and welfare benefits continuation amounts are based upon the type of insurance we carried on each applicable named executive officer, and are valued at the premium in effect, on January 1, 2007.

(3) Mr. Jones' disability benefit equals 100% of his base salary payable for the first year, then 50% of his base salary for the next six months. Mr. Jones' employment agreement also provides for a $5,000 death benefit.

(4) Based on certain assumptions, including assumptions regarding the stock price of our common stock and adjusted federal rates, we do not believe that an excise tax would be imposed on severance payments to Mr. Jones using a December 31, 2006 termination date.

(5) Not applicable to Mr. Havener in the event of termination for good reason.

INDIVIDUAL EMPLOYMENT AGREEMENTS

BOLAND T. JONES

         The initial term of Mr. Jones' employment agreement expires on January 1, 2010. Thereafter, it renews automatically for successive one-year periods unless either party elects not to renew at least 30 days prior to expiration of the term. If we terminate his employment for any reason other than cause, death, disability or if he resigns for good reason, Mr. Jones will be entitled to severance compensation equal to 2.99 times the greater of the sum of his annual base salary in effect at the date of his termination plus 200% of his target cash bonus for the year in which his termination occurs or the sum of the highest annual base salary plus 200% of the highest cash bonus paid to him for any of the three calendar years prior to the date of termination. This severance amount will be payable in cash in equal installments over a 12-month period, unless the termination occurs during a 24-month period following a change of control, in which case the severance amount will be payable in a lump sum upon the effective date of his termination. If, during the 24-month period following a change in control, Mr. Jones is terminated by us or the company's successor for failure to renew his agreement, he will be entitled to severance compensation as if his employment was terminated without cause and his severance amount will be payable in a lump sum within five business days of the date of termination. In addition, upon termination of Mr. Jones' employment without cause or for good reason, or in the event that we fail to renew the term of his employment agreement, he will continue to participate in any of our dental, disability, life or similar programs in which he participated immediately prior to termination for the remaining term of his agreement as if such termination had not occurred. This benefit would include the continuation of $3.0 million life insurance policy on Mr. Jones. Mr. Jones also will continue to participate in any of our medical or health plans and programs in which he participated immediately prior to such termination for a period of 60 months after the date of termination without cause or for good reason, or for a period of 24 months following the termination of his employment agreement due to our failure to renew its term. In addition, Mr. Jones is entitled to receive a gross-up payment in the event any payments or benefits to which he may be entitled are treated as "excess parachute payments" and are subject to excise taxes under Section 4999 of the tax code.

         Mr. Jones' employment agreement provides that he will not compete with the company, solicit any of our employees or customers or disclose confidential information during the term of his employment and for one year thereafter.

MICHAEL E. HAVENER

         We may terminate Mr. Havener's employment at any time. If his employment is terminated without cause either before a change in control or more than 12 months after a change in control, Mr. Havener will be entitled to severance compensation equal to 50% of his base annual salary in effect on the date of termination. In addition, if, during the 12-month period following a change in control, if Mr. Havener's employment is terminated without cause, then Mr. Havener is entitled to severance compensation equal to 100% of his base annual salary in effect on the date of termination. These severance amounts will be payable in accordance with our standard payroll practices over the six-month period following the termination date unless his termination occurs during the 12-month following a change in control, in which case the severance amounts will be payable in a lump sum payment within five business days of the date of termination.

THEODORE P. SCHRAFFT

         The term of Mr. Schrafft's employment agreement expires on December 31, 2007. Thereafter, it renews automatically for successive one-year periods unless either party elects not to renew at least 90 days prior to expiration of the term. If we terminate his employment without cause either before or after a change in control, or, if, during the 24-month period following a change in control, he terminates his employment for good reason or his employment is terminated by the company or its successor, Mr. Schrafft will be entitled to severance compensation equal to 200% of his base annual salary in effect on the date of termination. These severance amounts will be payable in accordance with our standard payroll practices over the 24-month period following the termination date, unless his termination occurs during the 24-month period following a change in control, in which case these severance amounts will be payable in a lump sum within five business days of the date of termination. In addition to these severance amounts, Mr. Schrafft will receive the cost of COBRA coverage for 18 months following the date of termination.

         Mr. Schrafft's employment agreement provides that he will not compete with the company, solicit any of our employees or customers or disclose confidential business information during the term of his employment and for one year thereafter.

T. LEE PROVOW

         The term of Mr. Provow's employment agreement expires on December 31, 2007. If we terminate his employment without cause either before a change in control or, if during the 24-month period following a change in control, Mr. Provow's employment is terminated by him for good reason or by the company or its successor for failure to renew his agreement, Mr. Provow will be entitled to severance compensation equal to 200% of his base annual salary in effect on the date of termination. These severance amounts will be payable in accordance with our standard payroll practices over the 24-month period following the termination date, unless termination occurs during the 24-month period following a change in control, in which case these severance amounts will be payable in a lump sum within five business days of the date of termination. In addition, Mr. Provow will be entitled to an amount equal to the cost of obtaining COBRA coverage for 18 months following the date of termination.

         Mr. Provow's employment agreement provides that he will not compete with the company, solicit any of our employees or customers or disclose confidential business information during the term of his employment and for one year thereafter.

JEFFREY A. ALLRED

         Mr. Allred served as our President and Chief Operating Officer until July 2006, when he became our Chief Investment Officer, a position he held until his resignation upon the expiration date of the term of his employment agreement on January 1, 2007. In connection with his resignation, we entered into a separation agreement and restricted stock agreement with Mr. Allred, providing for, among other things, the payment of $1.2 million in cash severance, the issuance of restricted stock having a fair market value of $600,000 (subject to a one-year holding period restriction) and the continuation of certain benefits for a two-year period. In February 2007, we entered into to a Consulting Agreement with Griffeon Group, LLC, of which Mr. Allred serves as President and Chief Executive Officer, pursuant to which in exchange for consulting services we have agreed to pay Griffeon Group an aggregate of $225,000 over the term of the agreement ending July 15, 2007.

Director Compensation

         Our compensation committee reviews and evaluates the cash and equity compensation of our directors and recommends changes in director compensation to our board of directors. Our executive officers who also serve as directors do not receive compensation for their service as a director.

         In  2005,  our  compensation   committee   retained  James  F.  Reda  &
Associates, LLC as an outside compensation consultant in connection with an evaluation of our non-employee director compensation arrangements. James F. Reda & Associates provided an analysis of relevant market data based on non-employee director compensation derived from a peer group of comparable companies and from survey data and recommended changes consistent with market practices for similarly situated directors. Based on this analysis and other factors, such as recognition of the increased time demands placed on non-employee directors, in November 2005, our compensation committee recommended, and our board approved, changes to our non-employee director compensation effective for the 2005 - 2006 board year (with board years running from annual shareholders' meetings to annual shareholders' meetings).

         CASH RETAINERS. Non-employee directors receive a base cash retainer of $30,000 per board year and are eligible for an additional $10,000 per board year if they attend all quarterly, regularly scheduled board meetings during such board year. An additional $1,000 is payable for each special board meeting attended during a board year, and an allowance of $1,250 per day is payable for special projects and director training attended by a director and as authorized by us. The chairmen of our audit committee and our compensation committee receive an additional cash retainer of $10,000 per board year, and each member of the audit and compensation committees receive an additional cash retainer of $5,000 per board year. The chairman of our nominating and governance committee receives an additional cash retainer of $5,000 per board year, and each member of our nominating and governance committee receives an additional cash retainer of $2,500 per board year.

         EQUITY COMPENSATION. An annual equity award of $80,000 in fair market value of restricted stock is granted to each non-employee director in arrears on the last day of each board year in recognition of service for the prior board year, provided that the director remains a board member on such date. The grant date for the 2005 - 2006 board year was the date of our 2006 annual shareholders' meeting on May 3, 2006. The grant date for the 2006 - 2007 board year will be the date of our 2007 annual shareholders' meeting. The chairmen of our audit committee and compensation committee receive an additional equity award of $10,000 in fair market value of shares of restricted stock per board year, and each member of our audit and compensation committees receive an additional equity award of $5,000 in fair market value of shares of restricted stock per board year; provided that the director remains chairman or a committee member on such date. The shares of restricted stock vest immediately in recognition of service during the prior board year, and the number of shares to be granted will be determined by dividing the dollar amount of the applicable annual award by the fair market value per share of our common stock on the grant date, with any partial shares to be paid in cash.

         In July 2006, our compensation committee recommended, and our board of directors approved, changes to the equity component of our outside director compensation arrangements, effective for the 2006 - 2007 board year, which provided for the grant of annual equity awards on the earlier of the last day of each board year for recognition of service for the prior board year, or upon a change in control of the company, as generally defined in this Item under "Potential Payments Upon Termination or Change in Control." We no longer grant stock options to a director upon joining our board. Directors joining the board during a board year receive pro-rated cash retainers and equity awards.

                 DIRECTOR COMPENSATION FOR THE 2006 FISCAL YEAR

                      FEES EARNED       STOCK
                       OR PAID IN       AWARDS     OPTION AWARDS
       NAME (1)       CASH ($) (2)   ($) (3) (4)    ($) (3) (5)    TOTAL ($) (6)
       --------       ------------   -----------    -----------    -------------
Jeffrey T. Arnold        49,334         80,000                        129,334
Wilkie S. Colyer         63,251         95,000        157,137         315,388
John R. Harris           60,750         95,000         75,626         231,376
Raymond H. Pirtle, Jr.   49,500         85,000                        134,500
J. Walker Smith, Jr.     47,625         80,000                        127,625

---------------------------

(1) Boland T. Jones and Jeffrey A. Allred did not receive compensation in any form for their service on the board of directors. Each of Messrs. Jones and Allred is a named executive officer for purposes of this amendment, and their compensation as such is described in this Item under "Compensation Discussion and Analysis --Elements of Our Executive Compensation Program" and in the Summary Compensation Table. Mr. Allred resigned as a director on January 1, 2007.

(2) Each non-employee receives cash retainers and fees per board year paid in quarterly installments. Amounts paid in 2006 reflect additional pro-rated payments as a result of revisions to our director compensation in November 2005, effective for the 2005 - 2006 board year, and for changes in committee membership. Payments in 2006 for each non-employee director included an annual retainer of $30,000, $10,000 for attendance at all quarterly, regularly scheduled board meetings, $1,000 for attendance at each of two special meetings, with Mr. Arnold unable to attend one such special meeting. Certain de minimis amounts (less than $20) were paid in cash in lieu of fractional shares.

(3) Stock and option awards were granted under our 2000 directors stock plan. Stock awards represent shares of restricted stock granted during 2006, and option awards include stock options granted prior to 2006 which became fully vested in 2006. Our director compensation no longer includes the granting of stock options. Amounts shown reflect the dollar amount expensed for financial statement reporting purposes for the year ended December 31, 2006 in accordance with FAS 123(R). Assumptions used in the calculation of these amounts are included in footnote 9 to our audited financial statements included in our annual report on Form 10-K for the year ended December 31, 2006.

(4) On May 3, 2006, the date of last years' annual shareholders' meeting, each non-employee director then serving was granted 10,403 shares of restricted stock for their service during the 2005 - 2006 board year. Messrs. Colyer and Harris each received an additional grant of 1,300 shares of restricted stock, as chairmen of our compensation and audit committees, respectively, and an additional grant of 650 shares of restricted stock as members of our audit and compensation committees, respectively. Mr. Pirtle received an additional grant of 650 shares as a member of our audit committee. The chairman and member of our nominating and governance committee are not eligible for additional equity compensation. These shares vested immediately upon grant in recognition of service for the 2005 - 2006 board year. Amounts shown reflect the grant date fair market value of the restricted shares granted to each director during 2006. As of the year ended December 31, 2006, the aggregate number of shares of restricted stock outstanding for each director is as follows: Mr. Arnold, 10,403 shares; Mr. Colyer, 12,353 shares; Mr. Harris, 12,353 shares; Mr. Pirtle, 2,193 shares; and Mr. Smith, 10,403 shares.

(5) As of the year ended December 31, 2006, the aggregate number of stock options outstanding and fully vested for each of Messrs. Arnold, Colyer, Harris and Smith were 100,000 shares.

(6)    The  aggregate   incremental   costs  of  perquisites  for  each  of  our
       non-employee directors was less than $10,000.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

OFFICERS AND DIRECTORS

         The following table sets forth to the best of our knowledge certain information as of April 19, 2007 regarding the beneficial ownership of our voting stock by:

         o    each of our current directors and each nominee for director,

         o each of our named executive officers (as defined in Item 11. under "Executive Compensation"), and

         o all of our current executive officers, directors and each person nominated to become a director as a group.

         As of April 19, 2007, there were 70,362,492 shares of our common stock issued and outstanding.

                                                                           SHARES OF
                                                                          COMMON STOCK           PERCENT
                                                                          BENEFICIALLY          OF COMMON
NAME OF BENEFICIAL OWNER                                                    OWNED (1)          STOCK OWNED
------------------------                                                    ---------          -----------

Boland T. Jones                                                          4,152,056  (2)            5.9
Michael E. Havener                                                          83,633  (3)             *
Jeffrey T. Arnold                                                          151,403  (4)             *
Wilkie S. Colyer                                                           122,353  (5)             *
John R. Harris                                                             112,353  (6)             *
W. Steven Jones                                                                 --                  *
Raymond H. Pirtle, Jr.                                                       2,193  (7)             *
J. Walker Smith, Jr.                                                       111,403  (8)             *
Theodore P. Schrafft                                                       453,265  (9)             *
T. Lee Provow                                                              567,824 (10)             *
Jeffrey A. Allred                                                          806,643 (11)            1.2
All current executive officers and directors as a group (11 persons)     6,563,126 (12)            9.3

---------------------------

*      Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the SEC that deem shares to be beneficially owned by any person who has shares voting or investment power with respect to such shares. Shares of our common stock subject to warrants or options that are currently exercisable or exercisable within 60 days of April 19, 2007 are deemed to be outstanding and to be beneficially owned by the person holding such warrants or options for the purpose of computing the percentage ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 2,161,492 shares held of record by Mr. Jones, 495,008 restricted shares held of record by Mr. Jones, 4,966 shares held in our 401(k) plan for the benefit of Mr. Jones, 590 shares held of record by Mr. Jones' wife for which Mr. Jones holds the right to vote pursuant to an irrevocable proxy granted by Mrs. Jones to Mr. Jones, 50,000 shares held in a family trust, and 1,440,000 shares held by Seven Gables Partnership, L.P., a limited partnership whose general partner is Seven Gables Management Company, LLC, a limited liability company whose sole members are Mr. and Mrs. Jones. Does not include 450 shares held of record by Mr. Jones' wife, as custodian for the benefit of two unrelated minor children under the Uniform Gifts to Minors Act, or 55,427 shares held in a trust as to which shares Mr. Jones disclaims beneficial ownership. There are 1,694,377 shares held by Mr. Jones and Seven Gables Partnership, L.P. which are pledged as security for loans made by us to Mr. Jones. The address of Mr. Jones is 3399 Peachtree Road, N.E., The Lenox Building, Suite 700, Atlanta, Georgia 30326.

(3) Includes 8,633 shares held of record by Mr. Havener, 45,000 restricted shares held of record by Mr. Havener and 30,000 shares subject to options currently exercisable or exercisable within 60 days.

(4) Includes 51,403 shares held of record by Mr. Arnold and 100,000 shares subject to options currently exercisable or exercisable within 60 days.

(5) Includes 22,353 shares held of record by Mr. Colyer and 100,000 shares subject to options currently exercisable or exercisable within 60 days.

(6) Includes 12,353 restricted shares held of record by Mr. Harris and 100,000 shares subject to options currently exercisable or exercisable within 60 days.

(7)    Includes 2,193 shares held of record by Mr. Pirtle.

(8) Includes 1,000 shares held of record jointly by Mr. Smith and his spouse, 10,403 shares held of record by Mr. Smith and 100,000 shares subject to options currently exercisable or exercisable within 60 days.

(9) Includes 34,532 shares held of record by Mr. Schrafft, 180,000 restricted shares held of record by Mr. Schrafft, 5,399 shares held in our 401(k) plan for the benefit of Mr. Schrafft and 233,334 shares subject to options currently exercisable or exercisable within 60 days.

(10) Includes 25,900 shares held of record by Mr. Provow, 156,924 restricted shares held of record by Mr. Provow and 385,000 shares subject to options currently exercisable or exercisable within 60 days.

(11) Includes 691,269 shares held of record by Mr. Allred, 35,428 restricted shares held of record by Mr. Allred, 75,000 shares held in an individual retirement account for the benefit of Mr. Allred and 4,946 shares held in our 401(k) plan for the benefit of Mr. Allred.

(12) Includes 1,048,334 shares subject to options currently exercisable or exercisable within 60 days.


PRINCIPAL SHAREHOLDERS

         The following table sets forth to the best of our knowledge each person who is known by us to be the beneficial owner of more than five percent of any class of our voting securities as of April 19, 2007 based on filings made under
Section 13(d) and Section 13(g) of the Exchange Act.

                                                    SHARES OF
                                                  COMMON STOCK         PERCENT
                                                  BENEFICIALLY        OF COMMON
NAME OF BENEFICIAL OWNER                            OWNED (1)        STOCK OWNED
------------------------                            ---------        -----------

T. Rowe Price Associates, Inc.                    5,137,040 (1)          7.3
Barclays Global Investors, NA et. al.             3,512,254 (2)          5.0

---------------------------

(1) On February 14, 2007, a Schedule 13G/A was filed with the SEC by T. Rowe Price Associates, Inc. (100 E. Pratt Street, Baltimore, MD 21202) (which we refer to in this amendment as "Price Associates"), which states that Price Associates is a registered investment advisor for various individuals and institutional clients with sole voting power over 1,687,700 shares of our common stock and sole dispositive power over 5,137,040 shares. According to the Schedule 13G/A, none of Price Associates' clients individually owns five percent or more of our common stock, and Price Associates expressly disclaims beneficial ownership of these shares.

(1) On January 23, 2007, a joint Schedule 13G was filed with the SEC by Barclays Global Investors, NA (45 Fremont Street, San Francisco, CA 94105); Barclays Global Fund Advisors (45 Fremont Street, San Francisco, CA 94105); Barclays Global Investors, Ltd. (Murray House, 1 Royal Mint Court, London, EC3N 4HH); and Barclays Global Investors Japan Trust and Banking Company Limited (Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012, Japan); and Barclays Global Investors Japan Limited (Ebisu Prime Square Tower, 8th Floor, 1-1-39 Hiroo Shibuya-Ku, Tokyo 150-0012, Japan) (which we refer to in this amendment as the "Barclays entities"). According to the Schedule 13G, the Barclays entities in the aggregate beneficially own 3,512,254 shares of our common stock, with sole voting power over 3,336,418 shares and sole dispositive power over 3,512,254 shares. According to the Schedule 13G, none of the other Barclays entities individually owns five percent or more of our common stock.

EQUITY COMPENSATION PLAN INFORMATION

         The following table gives information as of December 31, 2006 about our common stock that may be issued under all of our existing equity compensation plans. The table does not include information with respect to shares subject to outstanding options granted under equity compensation plans assumed by us in connection with mergers and acquisitions of the companies that originally granted those options. Note 3 to the table sets forth the total number of shares of our common stock issuable upon the exercise of those assumed options as of December 31, 2006 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

                                                                                                   (c)
                                             (a)                                          NUMBER OF SECURITIES
                                     NUMBER OF SECURITIES             (b)               REMAINING AVAILABLE FOR
                                      TO BE ISSUED UPON        WEIGHTED AVERAGE          FUTURE ISSUANCE UNDER
                                         EXERCISE OF           EXERCISE PRICE OF       EQUITY COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,     OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
PLAN CATEGORY                        WARRANTS AND RIGHTS      WARRANTS AND RIGHTS       REFLECTED IN COLUMN (a))
-------------                        -------------------      -------------------       ------------------------

Equity Compensation Plans
    approved by shareholders (1)          1,719,492                 $7.37                       3,290,953

Equity Compensation Plans not
    approved by shareholders (2)            927,111                 $7.04                              --
                                          ---------                 -----                       ---------
     Total                                2,646,603                 $7.25                       3,290,953

----------------

(1) Includes options issued and available for exercise and shares available for issuance under our 1995 stock plan, 2000 directors stock plan and 2004 long-term incentive plan.

(2) Includes options issued and available for exercise under our 1998 stock plan. Following the adoption of our 2004 long-term incentive plan in June 2004, the 1998 stock plan was frozen and no additional awards will be issued.

(3) This table does not include information for an equity compensation plan assumed by us in connection with an acquisition of the company that originally established the Intellivoice Communications, Inc. 1995 incentive stock option plan. As of December 31, 2006, a total of 4,870 shares of our common stock were issuable upon exercise of outstanding options under the assumed plan. The weighted average exercise price of the outstanding options is $4.58 per share. No additional options may be granted under this assumed plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
          INDEPENDENCE

REVIEW AND APPROVAL OF RELATED PARTY TRANSACTIONS

         Our board of directors has adopted the statement of policy with respect to related person transactions, which sets forth in writing the policies and procedures for the review, approval or ratification of any transaction (or any series of similar transactions) in which we, including any of our subsidiaries, were, are or will be a participant and the amount involved exceeds $5,000, and in which any related person had, has or will have a direct or indirect material interest. For purposes of the policy, a "related person" is:

         o any person who is, or at any time since the beginning of our last fiscal year was, our executive officer or director or a nominee to become one of our directors,

         o    any shareholder owning in excess of five percent of our company,

         o    any immediate family member of any of the foregoing persons, or

         o any firm, corporation or other entity in which any of the foregoing persons is employed or is a partner or principal or in a similar position or in which such person has a five percent or greater beneficial ownership interest.

         Other than a transaction involving compensation that is approved by our compensation committee, we will only consummate or continue a related person transaction if it has been approved or ratified by our audit committee in accordance with the guidelines set forth in the policy and the transaction is on terms comparable to those that could be obtained in arm's length dealings with unrelated third parties.

         Our board of directors has determined that the audit committee is best suited to review and approve related person transactions. Prior to the consummation of or material amendment to a related person transaction, our audit committee reviews the transaction and considers all relevant facts and circumstances, including, but not limited to:

         o    the benefits to us from the transaction,

         o    the impact on a director's independence, if applicable,

         o the availability of other sources for comparable products or services,

         o    the terms of the transaction, and

         o the terms available to unrelated third parties or employees generally.

         Our audit committee approves only those related person transactions that are in, or are not inconsistent with, the best interests of our company and our shareholders. If a related person transaction is ongoing or completed and was not previously approved, it is promptly submitted to our audit committee for review and consideration. Based on the conclusions reached, our audit committee evaluates all options, including but not limited to, ratification, amendment, rescission or termination of the related person transaction.

RELATED PARTY TRANSACTIONS

         We have made loans to Boland T. Jones, our Chairman of the Board and Chief Executive Officer, which loans are secured by our common stock held directly by Mr. Jones and by Seven Gables Partnership, L.P., a limited partnership whose general partner is Seven Gables Management Company, LLC and whose limited partner is a trust of which Mr. Jones was the grantor and his wife the trustee. Seven Gables Management Company is a limited liability company of which Mr. Jones and his wife are the sole members. The loans were made pursuant to Mr.

Jones' then current employment agreement for the exercise price of certain stock options and the taxes related thereto. We had a legal commitment to make these loans prior to July 30, 2002, without having any discretion or termination right with respect to these existing obligations, which have not been modified or extended in any way. Each loan is evidenced by a recourse promissory note bearing interest at the applicable federal rate and is secured by the common stock purchased. These loans mature between 2007 and 2010. No payments are due prior to the due date of each loan. The highest aggregate principal amount of the loans, including accrued interest, outstanding during 2006 was $2,004,398, and the terms of these loans are as follows:

                                     INTEREST                       SHARES      VALUE OF COLLATERAL
     NAME           AMOUNT OF LOAN     RATE        DUE DATE        PLEDGED        AS OF 12/31/05
     ----           --------------     ----        --------        -------        --------------

Boland T. Jones       $1,431,327       5.96%       10/31/10       1,330,753*       $12,562,308*
                         396,856       4.94%       12/29/07         100,000            944,000
                          24,323       4.94%       12/15/09          24,000            226,560
                          95,191       5.43%       10/31/10       1,330,753*        12,562,308*
                          56,701       5.43%       10/31/10         239,624          2,262,051
                      ----------                                                   -----------
                      $2,004,398                                                   $15,994,919*

---------------------------

* Separate loans are secured by the same shares of our common stock. The value of such shares is only included once to determine the total value of collateral.

         As of April 13, 2007, the aggregate outstanding loan amount for Mr. Jones was $2,036,865.

         In October 2005, our audit committee approved, and in November 2005 we entered into, an agreement with HowStuffWorks. The agreement provides for our purchase of up to $30,000 of online advertisements on howstuffworks.com each calendar month during the term. We made aggregate payments of approximately $283,120 during the initial term and agreed to extend the agreement for an additional one-year period expiring September 20, 2007. Jeffrey T. Arnold is an executive officer of Convex Group, which controls HowStuffWorks, and Boland T. Jones is a director of Convex Group.

INDEPENDENT DIRECTORS

         The independent members of our board of directors, as defined by the NYSE listing standards, meet in executive session at least twice a year in conjunction with regularly scheduled board meetings. In 2006, the independent members of our board met four times in executive session without management present. Our board of directors has affirmatively determined that a supermajority of our board members (Jeffrey T. Arnold, Wilkie S. Colyer, John R. Harris, W. Steven Jones, Raymond H. Pirtle, Jr. and J. Walker Smith, Jr.) are independent members of our board under the NYSE listing standards. Any independent director may call an executive session of independent directors at any time upon not less than five days' prior notice duly given, which notice shall include the purposes, location and time of the meeting. Our independent directors appointed Mr. Colyer to serve as our presiding independent director to preside over executive sessions of non-management directors in February 2007. Mr. Arnold served as our independent presiding director during 2006.

         Our board has established guidelines to assist it in determining director independence (which we refer to in this amendment as "independence guidelines"), which are more exacting than the independence requirements under the NYSE rules. Under these independence guidelines, a director will not be independent if:

         o the director is, or has been within the last three years, employed by us, or an immediate family member is, or has served within the last three years, as one of our executive officers,

         o the director has received during any 12-month period within the last three years any direct compensation from us in excess of $100,000, other than director and committee fees and pension or other forms of deferred compensation for prior service (provided such compensation is not contingent in any way on continued service),

         o    an immediate family member has received during any 12-month period
              within  the  last  three  years  more  than   $100,000  in  direct
              compensation from us,

         o (1) the director or an immediate family member is a current partner of a firm that is our internal or external auditor; (2) the director is a current employee of such a firm; (3) an immediate family member is a current employee of such a firm and participates in the firm's audit, assurance or tax compliance (but not tax planning) practice; or (4) the director or an immediate family member was within the last three years (but is no longer) a partner or employee of such firm and personally worked on our audit within that time,

         o the director or an immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of our current executive officers serves or served on that company's compensation committee,

         o the director is a current employee or executive officer, or an immediate family member is a current executive officer, of a company that has made payments to, or received payment from, us for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or two percent of such other company's consolidated gross revenues,

         o at the time of the independence determination, the director is an employee or executive officer, or an immediate family member is an executive officer, of another company which is indebted to us, or to which we are indebted, and the total amount of either company's indebtedness to the other at the end of the last completed fiscal year is more than one percent of the other company's total consolidated assets, or

         o the director serves as an officer, director or trustee of a charitable, tax exempt organization and, within the preceding three years, our discretionary charitable contributions to that organization in any single fiscal year are greater than $1 million or two percent of that organization's total annual charitable receipts.

These independence guidelines are part of our corporate governance guidelines which are available on our Web site at PGICONNECT.COM (follow the "Investor Relations" link to "Corporate Governance" - "Corporate Governance Guidelines"). In addition to applying these independence guidelines, our board shall consider all relevant facts and circumstances when making a determination of independence, including commercial, industrial, banking, consulting, legal, accounting, charitable and familial relationships. Our board shall consider the issue not merely from the standpoint of a director, but also from that of persons or organizations with which the director has a significant affiliation. An independent director should be free of any relationship with us or our management that is reasonably likely to impair the director's ability to make independent judgments. If our board determines that a director who satisfies the NYSE rules is independent even though they do not satisfy all of our independence guidelines, this determination will be disclosed and explained in our proxy statement.

         After the review and recommendation of the nominating and governance committee, the board of directors has affirmatively determined that Jeffrey T. Arnold, Wilkie S. Colyer, John R. Harris, W. Steven Jones, Raymond H. Pirtle, Jr. and J. Walker Smith, Jr. are independent members of our board under the NYSE listing standards and our independence guidelines. In reaching this determination, our board of directors considered the existing advertising contract we have with HowStuffWorks, Inc. that the audit committee pre-approved in 2005 according to its charter and which is disclosed in this amendment under "Related Party Transactions" above. Our board also considered the approximately two percent ownership interest of our Chairman of the Board in Convex Group (the parent of HowStuffWorks), of which Mr. Arnold is an executive officer and which is not otherwise disclosed in this amendment under "Related Party Transactions" above. In addition, the board considered that Mr. Jones also serves on the board of Bank of America, which serves as administrative agent under our credit facility and that provides us with commercial banking services in the ordinary course of business. Our board has determined that none of these relationships violated our independence guidelines.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT PUBLIC ACCOUNTANTS

         Deloitte & Touche served as our independent registered public accounting firm for the year ended December 31, 2006. The audit committee has not yet selected our independent registered public accounting firm for our 2007 audit, but intends to do so by May 31, 2007 after completion of its standard review process.

AUDIT MATTERS

         The following table shows the aggregate fees billed to us by Deloitte & Touche for audit and permitted non-audit services for the years ended December 31, 2006 and 2005:

                                          2006           2005
                                          ----           ----
               Audit fees               1,374,701     $1,393,698
               Tax fees                   189,247        320,252
               All other fees             163,051        107,863
                                        ---------     ----------
                   Total fees           1,726,999     $1,821,813
                                        =========     ==========

         "Audit fees" include fees for the audit of our consolidated financial statements, review of our quarterly financial statements, compliance with the Sarbanes-Oxley Act of 2002 Section 404 requirements and statutory audits of certain of our foreign subsidiaries' financial statements.

         "Tax fees" include fees for domestic and international tax compliance, planning and advice.

         "All other fees" for 2006 and 2005 consist of fees for an American Institute of Public Accountants' Statement on Auditing Standards No. 70 Type II audit of controls related to the processing of automated data management and delivery solutions and related computer controls at certain of our U.S. and international processing locations.

         The audit committee pre-approved all audit and permitted non-audit services provided by Deloitte & Touche in 2006 and 2005 and has considered whether the provision of such permitted non-audit services is compatible with maintaining Deloitte & Touche's independence.

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      1.       FINANCIAL STATEMENTS

The financial statements of Premiere Global Services, Inc. are included in the original filing.

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

 2.4 Asset Purchase Agreement, dated February 16, 2005, by and among Clarinet, Inc., the Registrant, American Teleconferencing Services, Ltd., Conference-Call USA, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed on March 15, 2005).

 3.1 Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

 3.2 Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

 4.1 See Exhibits 3.1-2. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

 4.2 Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant for the year ended December 31, 2005 and filed on March 16, 2006).

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.1 Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc., dated March 3, 1997, as amended by Modification of Lease dated August 4, 1997, as amended by Second Modification of Lease dated October 30, 1997 (incorporated by reference to Exhibit
         10.19 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1997).

10.2 Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999). +

10.3 Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1999). +

10.4 Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31,
         1999).

10.5 2000 Directors Stock Plan, as amended, of the Registrant (incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.6 1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.7 Third Modification of Lease, dated July 15, 1998, by and between The Retail Property Trust and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Fourth
         Modification  of Lease  dated  August  27,  1998,  as  amended by Fifth
         Modification of Lease dated April 1, 1999, as amended by Sixth Modification of Lease dated 1999 (incorporated by reference to Exhibit
         10.51 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.8 Seventh Amendment to Lease, dated February 28, 2001, by and between Property Georgia OBJLW Two Corporation and Premiere Communications, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended by Eighth Amendment to Lease dated June 24, 2001 (incorporated by reference to Exhibit 10.52 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.9 Standard Office Lease, dated May 23, 1996, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.10 Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc., dated June 15, 2000, (incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.11 Pine Ridge Business Park Standard Office Lease, dated January 29, 1999, by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.12    Stock Pledge Agreement,  dated December 29, 1997, by and between Boland
         T. Jones and the Registrant (incorporated by reference to Exhibit 10.71 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.13    Stock Pledge Agreement,  dated December 15, 1999, by and between Boland
         T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.14 Agreement for Assignment of Stock Options, dated February 5, 1999, by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.15 Promissory Note, dated October 31, 2000, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.16 Stock Pledge Agreement, dated October 31, 2000, by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.17    Stock Pledge  Agreement,  dated October 31, 2000, by and between Boland
         T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.18    Promissory  Note,  dated April 17, 2001,  payable to the  Registrant by
         Boland T. Jones (incorporated by reference to Exhibit 10.79 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.19    Promissory  Note,  dated April 17, 2001,  payable to the  Registrant by
         Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.20    Promissory  Note,  dated April 17, 2001,  payable to the  Registrant by
         Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.21    Promissory  Note,  dated April 17, 2001,  payable to the  Registrant by
         Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.22 Warrant to Purchase 250,000 shares of common stock of the Registrant issued to AT&T Corp. dated October 20, 2003 (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and filed on November 14, 2003).

10.23 Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.24 Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit
         10.68 to the Registrant's Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.25    Credit  Agreement,  dated  June 30,  2004,  among  the  Registrant,  as
         Borrower,  Certain  Subsidiaries  and  Affiliates of the  Borrower,  as
         Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.26 Security Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to
         Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.27 Pledge Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.28 Employment Letter, dated September 30, 2004, by and between the Registrant and Michael E. Havener (incorporated by reference to Exhibit
         99.1 to the Registrant's Current Report on From 8-K dated September 30, 2004 and filed October 1, 2004). +

10.29 Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.30 2004 Long-Term Incentive Plan, as amended, of the Registrant (incorporated by reference to Appendix B to the Registrant's Definitive Proxy Statement distributed in connection with the Registrant's June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004). +

10.31 Fourth Amendment to Standard Office Lease, effective March 1, 2005, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.32 Partial Termination of Lease and Mutual Release, dated April 16, 2004, between Property Georgia OBJWL Two Corporation and Premiere Technologies, Inc. to the Agreement of Lease between Corporate Property Investors and Premiere Communications, Inc. dated October 30, 1997, as amended (incorporated by reference to Exhibit 10.58 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.33 Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated April 20, 2005 and filed on April 20, 2005). +

10.34 Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated and filed on April 20, 2005). +

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.35 Form of Restricted Stock Agreement to be issued to Boland T. Jones and Jeffrey A. Allred as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated and filed on April 20,
         2005). +

10.36 Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant's 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated and filed on April 20,
         2005). +

10.37 Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated and filed on April 20, 2005). +

10.38 Amendment to Employment Letter between the Registrant and Michael E. Havener, dated April 22, 2005 (incorporated by reference to Exhibit
         10.3 to the Registrant's Current Report on From 8-K dated and filed April 28, 2005). +

10.39 Form of NonStatutory Stock Option Agreement under the Registrant's 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarter end March 31, 2005 and filed on May 6, 2005).

10.40 Form of Restricted Stock Agreement under the Registrant's 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.41 Form of NonStatutory Stock Option Agreement under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.42 Form of Restricted Stock Award Agreement under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.43    Summary  of  the  Registrant's   Non-Employee   Director   Compensation
         (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated and filed on December 22, 2005).

10.44 Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated and filed on February 1, 2006).

10.45 Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated and filed on February 1, 2006).

10.46 Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated and filed on February 1, 2006).

10.47    Guaranty  to the  Lease  Agreement  between  American  Teleconferencing
         Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated and filed on February 1, 2006).

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.48 Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.49 Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.65 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.50 Amendment No. 3 to Credit Agreement, dated April 24, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated and filed April 25, 2006).

10.51 Restricted Stock Agreement by and between Jeffrey A. Allred and the Registrant, dated May 5, 2006, under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.52 Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.53 Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant, dated May 5, 2006, under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.54 Restricted Stock Agreement by and between T. Lee Provow and the Registrant, dated May 5, 2006, under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.55 Form of Restriction Agreement for non-employee directors under the 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.56 Revised Summary of the Equity Compensation Component to the Registrant's Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated and filed on July 26, 2006).

10.57 Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on From 8-K dated and filed September 19, 2006). +

10.58 Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated September 15, 2006 (incorporated by reference to
         Exhibit 10.2 to the Registrant's Current Report on From 8-K dated and filed September 19, 2006). +

10.59 First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K dated and filed on September 19, 2006). +

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

10.60 First Amendment to Fourth Amended and Restated Executive Employment Agreement between Jeffrey A. Allred and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K dated and filed on September 19, 2006). +

10.61 Amendment to Employment Letter between Michael E. Havener and the Registrant, dated September 15, 2006 (incorporated by reference to
         Exhibit 10.5 to the Registrant's Current Report on Form 8-K dated and filed on September 19, 2006). +

10.62 Second Amendment to Fifth Amendment to the Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.63 Amendment to the Registrant's 2004 Long-Term Incentive Plan, dated September 29, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q dated November 9, 2006 and filed on November 11, 2006). +

10.64 Amendment No. 4 and Waiver to Credit Agreement, dated October 3, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q for quarter ended September 30, 2006 and filed on November 9, 2006).

10.65 Amendment and Restatement of the Registrant's 401(k) Plan, dated December 20, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.65 to the Registrant's Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

10.66 Separation Agreement between Jeffrey A. Allred and the Registrant, dated December 20, 2006 and effective January 1, 2007 (incorporated by reference to Exhibit 10.66 to the Registrant's Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

10.67 Restricted Stock Agreement between Jeffrey A. Allred and the Registrant, effective December 30, 2006, under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.67 to the
         Registrant's Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

10.68 First Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated January 23, 2007 (incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

10.69 Restricted Stock Agreement between T. Lee Provow and the Registrant, dated January 22, 2007, under the Registrant's 1995 Stock Plan (incorporated by reference to Exhibit 10.69 to the Registrant's Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

21.1     Subsidiaries  of the Registrant  (incorporated  by reference to Exhibit
         21.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

23.1     Consent of Deloitte & Touche LLP  (incorporated by reference to Exhibit
         23.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

31.1     Certification   of   Chief   Executive   Officer   pursuant   to   Rule
         13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2     Certification   of   Chief   Financial   Officer   pursuant   to   Rule
         13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

EXHIBIT
NUMBER                                 DESCRIPTION
------                                 -----------

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

                                              Date: April 30, 2007