Form 10-Q
period 2007-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2007-05-10
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer☐	Accelerated filer ☒	Non-accelerated filer ☐

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 7, 2007
Common Stock, $0.01 par value	70,782,340 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	as of March 31, 2007 and December 31, 2006	1

	Condensed Consolidated Statements of Operations
	for the Three Months Ended March 31, 2007 and 2006	2

	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2007 and 2006	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition	16
	and Results of Operations

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	29

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3	Defaults Upon Senior Securities	31

Item 4	Submission of Matters to a Vote of Security Holders	31

Item 5	Other Information	31

Item 6	Exhibits	32

SIGNATURES		33

EXHIBIT INDEX		34

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$19,971	$18,977
Accounts receivable (less allowances of $4,739 and $4,944, respectively)	90,871	82,875
Prepaid expenses and other current assets	6,712	7,742
Deferred income taxes, net	12,480	11,972
Total current assets	130,034	121,566

PROPERTY AND EQUIPMENT, NET	90,773	88,062

OTHER ASSETS
Goodwill	295,543	295,185
Intangibles, net of amortization	35,067	38,357
Deferred income taxes, net	1,476	—
Other assets	6,074	6,145
	$558,967	$549,315

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$50,837	$48,967
Income taxes payable	7,521	878
Accrued taxes	7,295	6,011
Accrued expenses	31,198	28,697
Current maturities of long-term debt and capital lease obligations	1,995	2,044
Accrued restructuring costs	2,817	4,800
Total current liabilities	101,663	91,397

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	126,831	136,738
Accrued restructuring costs	2,163	2,339
Accrued expenses	1,450	1,831
Deferred income taxes, net	—	719
Total long-term liabilities	130,444	141,627

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHODERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 70,361,992 and
70,151,998 shares issued and outstanding in 2007 and 2006, respectively	704	702
Additional paid-in capital	665,247	663,232
Notes receivable, shareholder	(2,033)	(2,004)
Cumulative translation adjustment	2,999	2,088
Accumulated deficit	(340,057)	(347,727)
Total shareholders’ equity	326,860	316,291
	$558,967	$549,315

Accompanying notes are integral to these condensed consolidated financial statements.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
Revenues	$135,626	$121,726
Operating Expenses
Cost of revenues (exclusive of depreciation and amortization shown separately below)	53,896	48,340
Selling and marketing	36,468	32,798
General and administrative	16,573	13,754
Research and development	3,431	2,807
Depreciation	7,089	5,927
Amortization	3,552	3,097
Restructuring costs	(130)	1,053
Total operating expenses	120,879	107,776

Operating income	14,747	13,950

Other (Expense) Income
Interest expense	(2,302)	(1,814)
Interest income	100	161
Other, net	458	(233)
Total other (expense) income	(1,744)	(1,886)

Income from continuing operations before income taxes	13,003	12,064
Income tax expense	4,056	4,405
Income from continuing operations	$8,947	$7,659

Net income	$8,947	$7,659

BASIC AND DILUTED EARNINGS:
Income from continuing operations	$8,947	$7,659
Net income	$8,947	$7,659

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	67,697	70,465

Basic earnings per share:
Continuing operations	$0.13	$0.11
Net income	$0.13	$0.11

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	68,776	71,367

Diluted earnings per share:
Continuing operations	$0.13	$0.11
Net income	$0.13	$0.11

Accompanying notes are integral to these condensed consolidated financial statements.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,947	$7,659
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,089	5,927
Amortization	3,552	3,097
Amortization of deferred financing costs	128	116
Payments for legal settlements and related expenses	—	(1,372)
Deferred income taxes, net of effect of acquisitions	(1,675)	—
Restructuring costs	(130)	1,053
Payments for restructuring costs	(1,934)	(720)
Equity-based compensation	2,775	2,256
Excess tax benefits from share-based payment arrangements	(114)	—
Loss on disposal of assets	146	256
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(7,678)	(4,517)
Prepaid expenses and other current assets	919	(864)
Accounts payable and accrued expenses	7,473	3,952
Total adjustments	10,551	9,184
Net cash provided by operating activities from continuing operations	19,498	16,843
Net cash used in operating activities from discontinued operations	(244)	(245)
Net cash provided by operating activities	19,254	16,598

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(7,250)	(8,993)
Business acquisitions, net of cash acquired	(412)	(13,896)
Net cash used in investing activities	(7,662)	(22,889)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(94,364)	(21,618)
Principal proceeds under borrowing arrangements	84,280	29,500
Excess tax benefits for share-based payment arrangements	114	—
Purchase of treasury stock, at cost	(371)	(750)
Exercise of stock options	257	1,050
Net cash (used in) provided by financing activities	(10,084)	8,182

Effect of exchange rate changes on cash and cash equivalents	(514)	(138)

NET INCREASE IN CASH AND EQUIVALENTS	994	1,753
CASH AND EQUIVALENTS, beginning of period	18,977	20,508
CASH AND EQUIVALENTS, end of period	$19,971	$22,261

Accompanying notes are integral to these condensed consolidated financial statements.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    THE COMPANY AND ITS BUSINESS

     Premiere Global Services, Inc. is a global provider of communication technologies-based solutions that automate, simplify and improve communication-centric business processes. We believe our solutions help businesses increase sales, improve productivity and efficiency and enhance customer loyalty and retention by empowering them with new ways to communicate with, market to and service their constituents. We go to market on a global basis in three regions in North America, Europe and Asia Pacific with the following core solution sets: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing. The unaudited condensed consolidated balance sheet as of March 31, 2007, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2007 and 2006, the unaudited condensed consolidated statements of cash flows for the months ended March 31, 2007 and 2006 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three months ended March 31, 2007 are not indicative of the results that may be expected for the full fiscal year of 2007 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2.    SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

     Included in accounts receivable at March 31, 2007 and December 31, 2006 was earned but unbilled revenue of approximately $7.9 million and $4.7 million, respectively. Unbilled revenue consists of earned but not yet billed revenue at period end (March 31, 2007 and December 31, 2006), which results from non-calendar month billing cycles for Conferencing Solutions. Unbilled revenue is billed within 30 days of calendar month end.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” we capitalized development costs incurred on software associated with new services and enhancements to existing services. For the three months ended March 31, 2007 and 2006, we have capitalized software development of approximately $2.3 million and $4.7 million, respectively. These capitalized costs are amortized on a straight-line basis over the estimated life of the applicable software, not to exceed three years. Depreciation expense recorded for developed software was approximately $0.7 million and $0.6 million in the three months ended March 31, 2007 and 2006, respectively.

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

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

State sales taxes

     We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. More states may claim that we are subject to an assessment of sales taxes. As of March 31, 2007 and December 31, 2006, we had reserved approximately $4.9 and $4.3 million, respectively, for certain state sales tax contingencies. This amount is included in “Accrued taxes” in the accompanying condensed consolidated balance sheet. We believe we are adequately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

Income Taxes

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will more likely than not be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation under Section 162(m) of the tax code.

     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

     We adopted the provisions of FIN 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN 48. As a result of our adoption of FIN 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 are approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as “Income taxes payable” in the accompanying condensed consolidated balance sheet. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997-2006 remain subject to income tax examinations by tax authorities.

     In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust our income taxes payable which could materially impact our financial condition and results of operations.

     As permitted with the adoption of FIN 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of January 1, 2007, we had accrued interest and penalties of approximately $0.9 million related to uncertain tax positions.

Treasury Stock

     All treasury stock transactions are recorded at cost. In the first quarter of 2007 and 2006, respectively, we withheld approximately 75,000 and 81,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $0.4 million and $0.8 million to the Internal Revenue Service on our employees’ behalf.

Other Comprehensive Income (Loss)

     Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments represent the only component of other comprehensive income (loss) at March 31, 2007 and December 31, 2006. For the three months ended March 31, 2007 and 2006, total other comprehensive income was approximately $9.9 million and $8.5 million, respectively. Accumulated other comprehensive loss was $264.1 million and $274.0 million at March 31, 2007 and December 31, 2006, respectively.

New Accounting Pronouncements

     In June 2006, the EITF reached a consensus on EITF Issue No. 06-03, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF 06-03). EITF 06-03 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-03 became effective as of January 1, 2007. EITF 06-03 did not have a material impact on our condensed consolidated financial statements. We record taxes collected from customers and remitted to governmental authorities on a net basis.

Reclassifications

     Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to our new segment presentation. In the fourth quarter of 2006, we began reporting our financial results on a geographic regional basis and no longer report under our former Conferencing & Collaboration and Data Communications business segments.

Goodwill and Intangible Assets

     Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, “Accounting For Goodwill and Other Intangible Assets” (SFAS No. 142) (in thousands):

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

		March, 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Intangible assets subject to
amortization	$158,126	$(123,061)	$35,065	$157,788	$(119,431)	$38,357

     Intangible assets are amortized on a straight-line basis with an estimated useful life between three and five years. Amortization expense for the intangible assets above is expected to be approximately $10.7 million for the remainder of 2007, $11.4 million in 2008, $7.6 million in 2009, $3.2 million in 2010 and $1.2 million in 2011.

     Goodwill and intangible assets by reportable segment at March 31, 2007 and December 31, 2006 are as follows (in thousands):

	North		Asia
	America	Europe	Pacific	Total

Goodwill carrying value at December 31, 2006	$268,458	$22,556	$4,171	$295,185
Additions and adjustments	(101)	346	113	358
Goodwill carrying value at March 31, 2007	$268,357	$22,902	$4,284	$295,543

Intangibles carrying value at December 31, 2006	$33,327	$3,582	$1,448	$38,357
Additions and adjustments	111	116	35	262
Amortization	(3,108)	(340)	(104)	(3,552)
Intangibles carrying value at March 31, 2007	$30,330	$3,358	$1,379	$35,067

3. RESTRUCTURING COSTS

Consolidated restructuring costs at December 31, 2006 and March 31, 2007 are as follows (in thousands):

		2007			Accrued
	Accrued	Charge To		Adjustment	Costs at
	Costs at	Continuing	Cost	of Accrued	March 31,
Consolidated	December 31, 2006	Operations	Incurred	Costs	2007

Accrued restructuring costs:
Severance and exit costs	$4,027	$37	$(1,894)	$(167)	$2,003
Contractual obligations	3,112	—	(135)	—	2,977
Accrued restructuring costs	$7,139	$37	$(2,029)	$(167)	$4,980

Realignment of Workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred an aggregate of approximately $8.0 million in severance costs associated with the elimination of these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.2 million in Europe and $0.7 million in Asia Pacific. In the three months ended March

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

31, 2007, we paid approximately $1.9 million related to severance and exit costs. Management expects to pay the remaining severance obligations during 2007. Our reserve for these restructuring costs at March 31, 2007 was $1.9 million. Our reserve for restructuring costs incurred in years prior to 2006 was $3.1 million at March 31, 2007.

4. ACQUISITIONS AND DISPOSITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In September 2006, we acquired assets and the stock of eNunciate Corporation, a Canadian-based provider of audio and Web conferencing services. We paid CAD$29.0 million in cash at closing and CAD$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately CAD$0.3 million has been allocated to acquired fixed assets, CAD$0.1 million has been allocated to acquired working capital, CAD$6.8 million has been allocated to identifiable customer lists and CAD$0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CAD$22.3 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In January 2006, we acquired all of the outstanding stock of Accucast, Inc., a U.S.-based provider of e-mail communication services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. During 2006, we paid an additional $1.5 million cash purchase price upon the achievement of the first milestone target as specified in the purchase agreement. We may pay up to an additional $1.5 million in cash purchase price based upon the achievement of additional milestone integration targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.2 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $12.6 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Asia Pacific

     In November 2006, we acquired certain assets and assumed certain liabilities of EC Teleconferencing Pty Ltd, an Australian-based provider of audio and Web conferencing services. We paid AU$5.7 million in cash at closing and AU$0.4 million in transaction fees and closing costs. We funded the purchase through a Yen-denominated line of credit with Sumitomo Mitsui Banking and Australian dollar cash available. We followed SFAS No. 141, and approximately AU$0.1 million of the aggregate purchase price has been allocated to acquired fixed assets, AU$0.5 million has been allocated to acquired working capital, AU$1.4 million has been allocated to identifiable customer lists and AU$0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual AU$4.0 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5. INDEBTEDNESS

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., which increased the amount available to us under our line of credit from $180.0 million to $300.0 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of March 31, 2007, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25%. At March 31, 2007, our interest rate on 30-day LIBOR loans was 6.57%. As of March 31, 2007, we had approximately $124.9 million of borrowings outstanding and approximately $1.4 million in letters of credit outstanding under our line of credit.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps are exclusive of our applicable margin as stated in our credit facility. We have not designated these interest rate swaps as hedges and are accounting for them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value, which were approximately $0.1 million for the three months ended March 31, 2007, are recognized in earnings.

     In March and September 2006, we entered into our Yen-denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking, which has an interest rate of 1.4% on ¥300.0 million and 1.6% on ¥200.0 million through April 2007. As of March 31, 2007, there were no outstanding borrowings.

     In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 3.1% and a term of 36 months. The principal balance at March 31, 2007 was $0.4 million.

     In April 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 10.3% and a term of 36 months. The principal balance at March 31, 2007 was $0.3 million.

     In March 2005, we entered into a capital lease for the purchase of various operating and network equipment. This capital lease line has an interest rate that varies between 2.5% and 10.5%, depending on the operating equipment being leased, and a term of 36 months. The principal balance at March 31, 2007 was $2.7 million.

     In September 2004, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 3.3% and a term of 60 months. The principal balance at March 31, 2007 was $0.3 million.

     At March 31, 2007, we had no other indebtedness outstanding except for the borrowings under our lines of credit, the capital lease obligations listed above and an acquired capital lease with a principal balance of approximately $0.2 million.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6. EQUITY-BASED COMPENSATION

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

     The effect of adopting SFAS 123(R) on our income from operations, income before income taxes, net income, net cash provided by operating activities, net cash provided by financing activities, and basic and diluted earnings per share for the three-month period ended March 31, 2007, is as follows (in thousands, except per share data):

	Three Months Ended
	March 31, 2007	March 31, 2006

Income from continuing operations, as reported	$8,947	$7,659
Effect of adopting SFAS 123(R) on income from operations	275	531
Pro forma income from continuing operations	$9,222	$8,190

Income from continuing operations before income taxes, as reported	$13,003	$12,064
Effect of adopting SFAS 123(R) on income before income taxes	427	855
Pro forma income from continuing operations before income taxes	$13,430	$12,919

Net income, as reported	$8,947	$7,659
Effect of adopting SFAS 123(R) on net income	275	531
Pro forma net income	$9,222	$8,190

Net income per share, as reported:
Basic	$0.13	$0.11
Diluted	$0.13	$0.11

Effect of adopting SFAS 123(R) on net income per share,
basic and diluted	$0.00	$0.01

Pro forma net income per share:
Basic	$0.13	$0.12
Diluted	$0.13	$0.12

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

     A total of 9.65 million shares of our common stock have been reserved in connection with awards under our 1995 plan. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 1995 plan during any one calendar year to any one grantee is 1.0 million shares and $4.0 million, respectively.

     Only non-employee directors can participate in our directors plan. Under our directors plan, a total of 2.0 million shares of our common stock have been reserved in connection with awards. No more than 10% of awards under our directors plan shall be granted in the form of restricted stock, subject to antidilution adjustments, and only nonqualified options may be granted under our directors plan.

     Under our 2004 plan, a total of 4.0 million shares of our common stock have been reserved in connection with awards. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 2004 plan during any one calendar year to any one grantee is 1.0 million shares and $8.0 million, respectively. No more than 50% of awards under our 2004 plan may be granted in the form of “full value” awards, such as restricted stock, subject to anti-dilution adjustments.

     As of January 1, 2006, we had issued two types of equity-based payment arrangements: stock options and restricted stock awards.

Stock Options

     The following table summarizes the activity of stock options under our 1995, 2000 and 2004 stock plans, from December 31, 2006 to March 31, 2007:

		Weighted	Aggregate
		Average	Intrinsic
Fixed Options	Options	Exercise Price	Value

Options outstanding at December 31, 2006:	2,651,473	$7.25
Granted	—	0.00
Exercised	(39,543)	6.51	$160,888
Expired	(59,832)	7.93
Options outstanding at March 31, 2007	2,552,098	$7.24	$10,226,154

Options exercisable at March 31, 2007	2,209,397	$6.82	$9,763,825

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     For the three months ended March 31, 2007 and 2006, respectively, we recognized equity-based compensation expense of approximately $0.4 million and $0.9 million, respectively, related to the vesting of stock options. As of March 31, 2007, we had approximately $1.3 million of unvested stock options, which we will record in our statements of operations over a weighted average recognition period of less than three years.

Restricted Stock

     The following table summarizes the activity of restricted stock awards under our stock plans, from December 31, 2006 to March 31, 2007:

		Weighted	Aggregate
Restricted Stock	Shares	Average Price	Intrinsic Value

Outstanding at December 31, 2006	2,498,168	$9.00
Granted	288,056	10.93
Vested/released	(213,256)	9.11	$2,318,312
Forfeited	(52,333)	7.58
Outstanding at March 31, 2007	2,520,635	$9.24

     For the three months ended March 31, 2007 and 2006, we recognized equity-based compensation expense of approximately $2.3 and $1.2 million, respectively, related to the vesting of restricted stock. As of March 31, 2007, we had approximately $20.9 million of unvested restricted stock which we will record in our statements of operations over a weighted average recognition period of less than five years.

7. EARNINGS PER SHARE

Basic and Diluted Net Income per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2007 and December 31, 2006, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested.

     Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding stock options, unvested restricted shares and warrants are potentially dilutive securities during the three months ended March 31, 2007 and 2006. The difference between basic and diluted weighted average shares outstanding was the dilutive effect of stock options, unvested restricted shares and warrants, computed as follows (in thousands, except for share data):

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
		Weighted	Earnings		Weighted
	Net	Average	Per Share	Net	Average	Earnings
	Income	Shares		Income	Shares	Per Share

Basic EPS	$8,947	67,696,711	$0.13	$7,659	70,465,391	$0.11
Effect of dilutive securities:
Stock options		690,237			654,743
Unvested restricted shares		381,832			247,090
Warrants		7,425			—
Diluted EPS	$8,947	68,776,205	$0.13	$7,659	71,367,224	$0.11

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The weighted average diluted common shares outstanding for the three months ended March 31, 2007 and 2006 excludes the effect of approximately 0.9 million and 2.5 million, respectively, of out-of-the-money options, restricted shares and warrants because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Asset retirement obligation

     In January 2006, we were notified by our current landlord of their intent to exercise a clause in our existing corporate headquarters lease to require certain site remediation costs to the space prior to us vacating in August 2007. As a result, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), we recorded approximately $0.8 million for remediation costs at December 31, 2005. In 2006, we decreased this estimate of site remediation costs by $0.3 million through negotiations with our landlord and contractors. The remaining balance in this accrual at March 31, 2007 is $0.5 million.

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

     On February 2, 2007, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s granting of our motion for summary judgment in a lawsuit alleging violations of securities laws filed in November 1998 against us and certain of our officers and directors. Plaintiffs had acquired our common stock in connection with our acquisition of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC). Plaintiffs sought undisclosed damages together with pre-and post-judgment interest, punitive damages, costs and attorneys’ fees. On February 23, 2007, plaintiffs filed a petition for rehearing en banc and for panel rehearing with the Eleventh Circuit.

     On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, American Teleconferencing Services, Ltd., as a party. Discovery is on-going. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

9. SEGMENT REPORTING

     Beginning in the fourth quarter of 2006, we realigned our reporting segments to be consistent with the way we now manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. We will no longer report results under our former Conferencing & Collaboration and Data Communications segments, consistent with the completion of our One Company initiative. We have changed our

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

reportable segments in order to better reflect the way in which areas of management responsibility are divided and the way our management monitors and reviews our financial results and performance. We have reclassified prior year results in this report to conform to our new segment presentation. Our unallocated corporate costs are included in our North America segment.

      Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Revenues from continuing operations:
North America	$88.0	$79.5
Europe	24.9	23.0
Asia Pacific	22.7	19.2
	$135.6	$121.7
Income:
Income from continuing operations:
North America	$6.4	$6.1
Europe	1.8	1.4
Asia Pacific	0.7	0.2
	$8.9	$7.7

	Three Months Ended
	March 31, 2007	December 31, 2006
Identifiable Assets:
North America	$442.6	$439.7
Europe	74.3	71.4
Asia Pacific	42.1	38.2
	$559.0	$549.3

10. STATEMENT OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Cash paid during the year for:
Interest	$1,876	$1,535
Income taxes, net	$962	$3,093

11. SUBSEQUENT EVENTS

     During the second quarter of 2007, we anticipate incurring restructuring costs related to the consolidation of certain of our customer service and data center operations across all of our reportable segments. The consolidation of these operations is associated with support centers for solutions provided by our former Data Communications operating segment. As a result of this consolidation, we expect to record approximately $4.0 million to $4.5 million in severance and facility exit costs as restructuring costs for the second quarter of 2007.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     On April 19, 2007, we entered into a settlement agreement with Crescendo Partners II, L.P., Series E and related parties relating to our 2007 annual meeting of shareholders. Under the terms of the agreement, we commenced a $150.0 million self-tender offer on April 23, 2007 to acquire up to 11,857,707 shares of our common stock, or approximately 17% of our outstanding shares, at a fixed price of $12.65 per share in cash. We also agreed to recommend that our shareholders approve at our 2007 annual meeting a proposal to declassify our board of directors. If the proposal is approved, commencing in 2008 each of our directors will be elected for a one-year term and stand for re-election annually thereafter. As part of the settlement, Crescendo Partners withdrew its proxy contest and certain activities related to our 2007 annual meeting and agreed to vote its shares in favor of our board’s nominees and proposals at our 2007 annual meeting. Crescendo Partners also agreed to certain standstill provisions until the earlier of our 2008 annual meeting and June 30, 2008, however, the standstill provisions do not preclude Crescendo Partners from nominating up to two directors for election to our board in connection with the 2008 annual meeting.

     On April 19, 2007, we also entered into an amendment to our existing credit facility, which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions in the credit agreement to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007. We will utilize borrowings under our credit facility to finance our tender offer for up to 11,857,707 shares of our common stock.

     On April 26, 2007, we paid an additional $0.6 million of cash purchase price related to our Accucast acquisition upon the achievement of a milestone target as specified in the purchase agreement. We may pay up to an additional $0.9 million of cash purchase price upon the achievement of additional milestone integration targets as specified in the purchase agreement.

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

          Key highlights of our financial and strategic accomplishments during the first quarter of 2007 include:

  Generated double digit growth in consolidated revenues in the first quarter of 2007 compared to the first quarter of 2006;
  Continued to grow revenue from our Conferencing Solutions, with 27.0% growth in this solution set compared to the comparable prior year period;
  Improved our gross margin by more than two percentage points during the first quarter of 2007 as compared to the fourth quarter of 2006;
  Completed our efforts to proactively manage our North America broadcast fax base of customers by migrating approximately 40% of this revenue to contracts containing minimum revenue commitments; and
  Completed development of our new Web portal, PGiConnect.com, through which we will bring all of our capabilities online, which was formally launched on April 18, 2007.

     In 2007, we plan to continue to focus on our objectives of increased solutions-based revenue growth, improved profitability and moving our company’s capabilities online.

     We plan to continue to invest in our selling and marketing efforts as we move to a more consultative sales approach. We believe that our more focused cross-selling efforts under our unified sales management team will help accelerate revenue growth in our core solution sets in 2007. To accomplish this objective, we intend to systematically introduce the Premiere Global Communications Operating System to all of our enterprise customers during the year to drive adoption of additional solutions per customer.

     In 2007, we plan to improve our profitability by continuing to automate our internal processes and by focusing our internal development efforts on more highly automated applications that have quicker sales cycles and implementation times. In addition, during the second quarter of 2007, we anticipate incurring approximately $4.0 million to $4.5 million in restructuring costs related to the consolidation of certain of our customer service and data center operations associated with support centers for solutions provided by our former Data Communications business segment.

     Following our April 18, 2007 formal launch of PGiConnect.com, we plan to continue our efforts to move our company’s capabilities online, making all PGiConnect.com capabilities accessible through a single point of presence on the Internet. This Web portal will open a new sales channel that we believe will improve solutions-based revenue growth. In addition, by driving many of our customer service and support capabilities into a self-serve Web environment, we believe we will improve our customer experience and generate additional efficiencies throughout our business. We believe that over time these efficiencies will help us reduce our service and support costs and further our goal of improving profitability.

     We believe our success against these objectives will enable us to continue to increase our market share and to improve shareholder value in 2007.

     The results of operations for the three months ended March 31, 2007, are not indicative of the results that may be expected for the full fiscal year of 2007 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     Beginning in the fourth quarter of 2006, we realigned our reporting segments to be consistent with the way we now manage our operations on a geographic regional basis. Our new management structure is a matrix organization with single functional management worldwide and regional management in our current reportable segments in North America, Europe and Asia Pacific. As a result, we no longer report our financial results under our former Conferencing & Collaborations and Data Communications business segments. We have reclassified prior year results in this report to conform to our new geographic segment presentation. Our unallocated corporate costs are included in our North America segment.

     The following table presents certain financial information about our segments for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate geographic segment:

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Revenues from continuing operations:
North America	$88.0	$79.5
Europe	24.9	23.0
Asia Pacific	22.7	19.2
	$135.6	$121.7
Income:
Income from continuing operations:
North America	$6.4	$6.1
Europe	1.8	1.4
Asia Pacific	0.7	0.2
	$8.9	$7.7

Revenues

     Consolidated revenues from continuing operations increased 11.4% to $135.6 million for the three months ended March 31, 2007 compared with $121.7 million for the same period in 2006.

     For the three months ended March 31, 2007 and 2006, North America revenue was 64.9% and 65.3% of consolidated revenues, respectively. For the three months ended March 31, 2007 and 2006, North America experienced a 10.7% increase in revenue from $79.5 million to $88.0 million. This increase in revenue was attributable primarily to organic growth in our Conferencing Solutions and the acquisitions of Accucast and Enunciate, offset by declines in our broadcast fax revenue. Our Conferencing Solutions revenue in North America was approximately $65.8 million and $53.4 million for the three months ended March 31, 2007 and 2006, respectively. Our broadcast fax revenue in North America was approximately $5.4 million and $8.1 million for the three months ended March 31, 2007 and 2006, respectively.

     For the three months ended March 31, 2007 and 2006, Europe revenue was 18.4% and 18.9% of consolidated revenues, respectively. For the three months ended March 31, 2007 and 2006, Europe experienced an 8.2% increase in revenue from $23.0 million to $24.9 million. This increase in revenue was attributable primarily to organic growth in our Conferencing Solutions and the strengthening of the Euro and British Pound to the U.S. dollar, offset by declines in our broadcast fax revenues. Fluctuations in foreign exchange rates resulted in revenue growth of approximately $2.1 million for the comparable periods. Our Conferencing Solutions revenue in Europe was approximately $10.0 million and $7.1 million for the three months ended March 31, 2007 and 2006, respectively. Our broadcast fax revenue in Europe was approximately $6.4 million and $7.9 million for the three months ended March 31, 2007 and 2006, respectively.

     For the three months ended March 31, 2007 and 2006, Asia Pacific revenue was 16.8% and 15.8% of consolidated revenues, respectively. For the three months ended March 31, 2007 and 2006, Asia Pacific experienced an 18.2% increase in revenue from $19.2 million to $22.7 million. This increase in revenue was attributable primarily to organic growth in our Conferencing Solutions, growth in our maritime Notifications & Reminders solution (which we resale from a third party to shipping companies in this region) and the acquisition of ECT, offset by declines in our broadcast fax revenues. Our Conferencing Solutions revenue in Asia Pacific was approximately $9.1 million and $6.3 million for the three months ended March 31, 2007 and 2006, respectively. Our broadcast fax revenue in Asia Pacific was approximately $7.9 million and $8.6 million for the three months ended March 31, 2007 and 2006, respectively.

Cost of revenues

     Consolidated cost of revenues was 39.7% and 39.8% of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Consolidated cost of revenues from continuing operations increased 11.4% to $53.9 million for the three months ended March 31, 2007 compared with $48.3 million for the same period in 2006.

     For the three months ended March 31, 2007 and 2006, North America cost of revenues was 38.5% and 37.9% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, North America experienced a 12.5% increase in cost of revenue from $30.1 million to $33.9 million. North America cost of revenue increased as a percentage of segment revenue primarily as a result of price compression in our Conferencing Solutions and in our broadcast fax services in excess of cost reductions in the underlying telecommunications network and as a result of a greater percentage of resold Web conferencing services that carry an inherently higher cost of revenue. North America cost of revenue increased in dollar amount as a result of volume growth in our Conferencing Solutions.

     For the three months ended March 31, 2007 and 2006, Europe cost of revenue was 34.4% and 39.6% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, Europe experienced a 5.9% decrease in cost of revenue from $9.1 million to $8.6 million. Europe cost of revenue decreased as a percentage of segment revenue primarily as a result of growth in higher margin Conferencing Solutions and declines in lower margin broadcast fax services. In contrast to North America, broadcast fax services in Europe have an inherently lower gross profit margin as a result of lower revenue yields and higher underlying telecommunications network costs. Europe cost of revenue decreased in dollar amount as a result of lower volume in our broadcast fax services.

     For the three months ended March 31, 2007 and 2006, Asia Pacific cost of revenue was 50.2% and 47.5% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, Asia Pacific experienced a 24.8% increase in cost of revenue from $9.1 million to $11.4 million. Asia Pacific cost of revenue increased as a percentage of segment revenue primarily as a result of growth in lower margin maritime Notifications & Reminders solution and price compression in our broadcast fax services, offset in part by growth in our higher margin Conferencing Solutions. The cost of revenue associated with our maritime Notifications & Reminders solution is inherently higher than other solutions offered in the region because of resale costs associated with it. Asia Pacific cost of revenue increased in dollar amount as a result of growth in our maritime Notifications & Reminders solution and costs associated with the introduction of operator-assisted conferencing services.

Selling and marketing

     Consolidated selling and marketing expenses from continuing operations were 26.9% of consolidated revenues for each of the three months ended March 31, 2007 and 2006. Consolidated selling and marketing expenses from continuing operations increased 11.4% to $36.5 million for the three months ended March 31, 2007 compared with $32.8 million for the same period in 2006.

     For the three months ended March 31, 2007 and 2006, North America selling and marketing expense was 26.8% and 27.4% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, North America experienced an 8.1% increase in selling and marketing expense from $21.8 million to $23.6 million. The increase in North America selling and marketing in dollars is primarily associated with the acquisition of Enunciate and increased sales headcount associated with our new channel and solutions sales strategy implemented during the latter half of 2006.

     For the three months ended March 31, 2007 and 2006, Europe selling and marketing expense was 31.0% and 27.8% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, Europe experienced a 20.7% increase in selling and marketing expense from $6.4 million to $7.7 million. Approximately half of the Europe selling and marketing expense increase in dollars is associated with the strengthening of the Euro and British Pound against the U.S. dollar. The remaining half of this increase is associated with increased sales headcount associated with our new solutions sales strategy implemented during the fourth quarter of 2006.

     For the three months ended March 31, 2007 and 2006, Asia Pacific selling and marketing expense was 22.8% and 23.6% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, Asia Pacific experienced a 14.0% increase in selling and marketing expense from $4.5 million to $5.2 million. The increase in Asia Pacific selling and marketing expense in dollars is primarily associated with the acquisition of ECT and increased sales headcount associated with augmenting our growth in our Conferencing Solutions.

Research and development

     Consolidated research and development expenses from continuing operations increased 22.2% to $3.4 million from $2.8 million, and increased to 2.5% from 2.3% of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Research and development costs associated with product development are capitalized as internally developed software, whereas management overhead, facilities costs and maintenance activities are expensed as research and development. We capitalized approximately $2.3 million and $4.7 million, for the three months ended March 31, 2007 and 2006, respectively, of software development costs. The majority of research and development expenses were incurred in North America. The increase in research and development expenses in dollars is primarily associated with additional resources invested in the maintenance and support of our Conferencing Solutions and our e-Marketing Solutions. The increase in capitalized software development costs is associated primarily with increased product development within all of our core solution sets.

General and administrative

     Consolidated general and administrative expenses from continuing operations were 12.2% and 11.5% of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Consolidated general and administrative expenses from continuing operations increased 18.5% to $16.6 million for the three months ended March 31, 2007 compared with $13.8 million for the same period in 2006.

     For the three months ended March 31, 2007 and 2006, North America general and administrative expense was 13.3% and 12.5% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, North America experienced a 18.0% increase in general and administrative expense from $10.0 million to $11.7 million. This increase in general and administrative expense was primarily attributable to $0.9 million related to proxy costs, $0.4 million of duplicative rent associated with facilities transitions, $0.2 million associated with our acquisition of Enunciate and $0.2 million associated with incremental restricted stock grants for periods subsequent to the first quarter of 2006.

     For the three months ended March 31, 2007 and 2006, Europe general and administrative expense was 11.4% and 10.5% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, Europe experienced a 18.2% increase in general and administrative expense from $2.4 million to $2.9 million. Approximately half of the Europe general and administrative expense increase is associated with the strengthening of the Euro and British Pound against the U.S. dollar. The remaining half of this increase is associated with duplicative costs associated with efforts to consolidate our former Conferencing & Collaboration and Data Communications operating segments’ finance organizations under one regional organization.

     For the three months ended March 31, 2007 and 2006, Asia Pacific general and administrative expense was 8.7% and 8.4% of segment revenue, respectively. For the three months ended March 31, 2007 and 2006, Asia Pacific experienced a 22.3% increase in general and administrative expense from $1.6 million to $2.0 million. This increase in Asia Pacific general and administrative expense is primarily associated with duplicative costs related to our efforts to consolidate our former Conferencing & Collaboration and Data Communications operating segments’ finance organizations under one regional organization and duplicative rent and relocation costs associated with the consolidation of our Tokyo, Japan facilities.

Depreciation

     Consolidated depreciation expenses from continuing operations as a percentage of consolidated revenues were 5.2% and 4.9% of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Consolidated depreciation expenses from continuing operations increased 19.6% to $7.1 million for the three months ended March 31, 2007 compared with $5.9 million for the same period in 2006.

     North America depreciation expense totaled $5.6 million and $4.3 million, or 6.3% and 5.4% of segment revenue, for the three months ended March 31, 2007 and 2006, respectively. Europe depreciation expense totaled $0.8 million and $1.0 million, or 3.3% and 4.3% of segment revenue, for the three months ended March 31, 2007 and 2006, respectively. Asia Pacific depreciation expense totaled $0.7 million and $0.6 million, or 3.1% and 3.3% of segment revenue, for the three months ended March 31, 2007 and 2006, respectively. The increase in depreciation expense in North America is primarily attributed to increased capital spending during 2006 associated with added capacity to our Conferencing Solutions, increased product development in solutions from our former Data Communications operating segment and facility refurbishment costs associated with the consolidation and exit of various facilities in 2007.

Amortization

     Consolidated amortization from continuing operations as a percentage of consolidated revenues was 2.6% and 2.5% of consolidated revenues for the three months ended March 31, 2007 and 2006, respectively. Consolidated amortization from continuing operations was $3.6 million and $3.1 million for the three months ended March 31, 2007 and 2006, respectively. Amortization expense has increased in absolute dollars as a result of our acquisitions.

     North America amortization totaled $3.1 million and $2.6 million, or 3.5% and 3.2% of segment revenue, for the three months ended March 31, 2007 and 2006, respectively. Europe amortization totaled $0.3 million and $0.5 million, or 1.4% and 2.1% of segment revenue, for the three months ended March 31, 2007 and 2006, respectively. Asia Pacific amortization totaled $0.1 million and $42,000, or 0.5% and 0.2% of segment revenue, for the three months ended March 31, 2007 and 2006, respectively. The increase in amortization expense in North America is associated with our acquisitions of Accucast and Enunciate. The increase in amortization expense in Asia Pacific is associated with our acquisition of ECT.

Restructuring costs

Realignment of Workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred an aggregate of approximately $8.0 million in severance costs associated with the elimination of these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.2 million in Europe and $0.7 million in Asia Pacific.

Interest expense, net

     Net interest expense increased to $2.2 million from $1.7 million for the three months ended March 31, 2007 and 2006, respectively. Interest expense increased primarily as a result of an increased average outstanding balance on our line of credit, with average debt outstanding during the three months ended March 31, 2007 of $122.3 million compared to $108.1 million during the three months ended March 31, 2006, and as a result of increases in our average interest rates associated primarily with increases in LIBOR.

Other, net

     Other, net was $0.5 million and $(0.2) million for the three months ended March 31, 2007 and 2006, respectively. Other, net was comprised primarily of foreign exchange gains and losses associated with the settlement of transactions in currencies other than the currency in which they were originally executed.

Effective income tax rate

     For the three ended March 31, 2007, our effective income tax rate varied from the statutory rate primarily as a result of non-deductible executive compensation expenses and the impact of the release of the net operating loss usage limitation related to a prior acquisition. As a result, $0.6 million of valuation allowance was released as additional net operating losses are usable. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

     We believe we are appropriately reserved for income taxes. If we are required to pay an amount less than or exceeding our reserves for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust our income taxes payable which could materially impact our financial condition and results of operations.

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

     In September 2006, we acquired assets and the stock of eNunciate. We paid CAD$29.0 million in cash at closing and CAD$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141 and approximately CAD$0.3 million has been allocated to acquired fixed assets, CAD$0.1 million has been allocated to acquired working capital, CAD$6.8 million has been allocated to identifiable customer lists and CAD $0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CAD$22.3 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Asia Pacific

     In November 2006, we acquired certain assets and assumed certain liabilities of ECT. We paid AU$5.7 million in cash at closing and AU$0.4 million in transaction fees and closing costs. We funded the purchase through a Yen-denominated line of credit with Sumitomo Mitsui Banking and Australian dollar cash available. We followed SFAS No. 141, and approximately AU$0.1 million of the aggregate purchase price has been allocated to acquired fixed assets, AU$0.5 million has been allocated to acquired working capital, AU$1.4 million has been allocated to identifiable customer lists and AU$0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual AU$4.0 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Liquidity and capital resources

     As of March 31, 2007, we had $20.0 million in cash and equivalents compared to $19.0 million at December 31, 2006. Cash balances residing outside of the U.S. at March 31, 2007 were $20.6 million compared to $18.4 million at December 31, 2006. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in “Other, net” in the accompanying consolidated statements of operations. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in the cumulative translation adjustment account on face of the condensed consolidated balance sheet. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At March 31, 2007, we had approximately $173.7 million of availability under our existing $300.0 million line of credit. For a discussion of our line of credit, see “—Liquidity and Capital Resources –Capital resources.”

Cash provided by operating activities

     Net cash provided by operating activities totaled approximately $19.3 million for the three months ended March 31, 2007 compared to cash provided by operating activities of approximately $16.6 million for the same period in 2006. The increase in net cash provided by operating activities is associated with higher net income of $1.3 million, favorable changes in assets and liabilities of $2.1 million and no legal settlement costs incurred during the first quarter of 2007, offset by greater restructuring cost payments of $1.2 million.

Cash used in investing activities

     Cash used in investing activities totaled $7.7 million for the three months ended March 31, 2007 compared to cash used in investing activities totaling $22.9 million for the same period in 2006. The principal uses of cash used in investing activities for the three months ended March 31, 2007 included $7.3 million of capital expenditures and an aggregate of $0.4 million related to the payment of severance and non-compete obligations from prior year acquisitions. The principal uses of cash used in investing activities for the three months ended March 31, 2006 included $9.0 million of capital expenditures and an aggregate of $13.9 million for the purchase price of the Accucast acquisition and the payment of severance and non-compete obligations from prior year acquisitions.

Cash used in/provided by financing activities

     Cash used in financing activities for the three months ended March 31, 2007 totaled $10.1 million compared with cash provided by financing activities of $8.2 million for the same period in 2006. Cash used in financing activities for the three months ended March 31, 2007 included $10.1 million of net payments on our line of credit and approximately $0.3 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards, offset by $0.3 million of proceeds from stock option exercises. Cash provided by financing activities for the three months ended March 31, 2006 included $7.9 million of net borrowings on our line of credit to fund our acquisition activities and $1.1 million of proceeds from stock option exercises, offset by $0.8 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards.

Off-balance sheet arrangements

     As of March 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

     We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were recently audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. More states may claim that we are subject to an assessment of sales taxes. As of March 31, 2007 and December 31, 2006, we had reserved approximately $4.9 and $4.3 million, respectively, for certain state sales tax contingencies. This amount is included in “Accrued taxes” in the accompanying consolidated balance sheet. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

Income taxes

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will more likely than not be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation under Section 162(m) of the tax code.

     The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

     We adopted the provisions of FIN 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN 48. As a result of our adoption of FIN 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 are approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as “Income taxes payable” in the accompanying condensed consolidated balance sheet. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997-2006 remain subject to income tax examinations by tax authorities.

     In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust our income taxes payable which could materially impact our financial condition and results of operations.

     As permitted with the adoption of FIN 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of January 1, 2007, we had accrued interest and penalties of approximately $0.9 million related to uncertain tax positions.

Capital resources

     In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., which increased the amount available to us under our line of credit from $180.0 million to $300.0 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of March 31, 2007, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.25% . At March 31, 2007, our interest rate on 30-day LIBOR loans was 6.57% . As of March 31, 2007, we had approximately $124.9 million of borrowings outstanding and approximately $1.4 million in letters of credit outstanding under our line of credit.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps are exclusive of our applicable margin as stated in our credit facility. We have not designated these interest rate swaps as hedges and are accounting for them in accordance with SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities.” Changes in fair value, which were approximately $0.1 million for the three months ended March 31, 2007, are recognized in earnings.

     In March and September 2006, we entered into our Yen-denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking, which has an interest rate of 1.4% on ¥300.0 million and 1.6% on ¥200.0 million through April 2007. As of March 31, 2007, there were no outstanding borrowings.

     In June 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 3.1% and a term of 36 months. The principal balance at March 31, 2007 was $0.4 million.

     In April 2006, we entered into a capital lease for the purchase of network equipment. This capital lease has an interest rate of 10.3% and a term of 36 months. The principal balance at March 31, 2007 was $0.3 million.

     At March 31, 2007, we had no other indebtedness outstanding except for the borrowings under our lines of credit, the capital lease obligations listed above and an acquired capital lease with a principal balance of approximately $0.2 million.

Liquidity

     As of March 31, 2007, we had $20.0 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the three months ended March 31, 2007. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which have historically been 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which have historically been approximately 2% to 3% of annual consolidated revenues. In 2006, capital expenditure funding requirements were slightly higher than our historical averages due to new product development and capacity expansion. In the first quarter of 2007, we spent approximately $7.3 million in capital expenditures to fund capacity expansion, new product development and our automation initiatives. We expect capital expenditures in 2007 will total approximately 6.5% to 7% of consolidated revenues. As discussed in “Subsequent Events” below, we plan to fund our recently announced $150.0 million self-tender offer through borrowings under our existing credit facility, which has been amended to accommodate the tender offer. We believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our line of credit in order to fund acquisitions. At March 31, 2007, we had $173.7 million of available credit on our existing $300.0 million line of credit (without regard to the uncommitted accordion feature).

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

SUBSEQUENT EVENTS

     During the second quarter of 2007, we anticipate incurring restructuring costs related to the consolidation of certain of our customer service and data center operations across all of our reportable segments. The consolidation of these operations is associated with support centers for solutions provided by our former Data Communications operating segment. As a result of this consolidation, we expect to record approximately $4.0 million to $4.5 million in severance and facility exit costs as restructuring costs for the second quarter of 2007.

     On April 19, 2007, we entered into a settlement agreement with Crescendo Partners II, L.P., Series E and related parties relating to our 2007 annual meeting of shareholders. Under the terms of the agreement, we commenced a $150.0 million self-tender offer on April 23, 2007 to acquire up to 11,857,707 shares of our common stock, or approximately 17% of our outstanding shares, at a fixed price of $12.65 per share in cash. We also agreed to recommend that our shareholders approve at our 2007 annual meeting a proposal to declassify our board of directors. If the proposal is approved, commencing in 2008 each of our directors will be elected for a one-year term and stand for re-election annually thereafter. As part of the settlement, Crescendo Partners withdrew its proxy contest and certain activities related to our 2007 annual meeting and agreed to vote its shares in favor of our board’s nominees and proposals at our 2007 annual meeting. Crescendo Partners also agreed to certain standstill provisions until the earlier of our 2008 annual meeting and June 30, 2008, however, the standstill provisions do not preclude Crescendo Partners from nominating up to two directors for election to our board in connection with the 2008 annual meeting.

     On April 19, 2007, we also entered into an amendment to our existing credit facility, which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions in the credit agreement to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007. We will utilize borrowings under our credit facility to finance our tender offer for up to 11,857,707 shares of our common stock.

     On April 26, 2007, we paid an additional $0.6 million of cash purchase price related to our Accucast acquisition upon the achievement of a milestone target as specified in the purchase agreement. We may pay up to an additional $0.9 million of cash purchase price upon the achievement of additional milestone integration targets as specified in the purchase agreement.

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
  goodwill and other intangible assets;
  income taxes;
  restructuring costs; and
  legal contingencies.

     For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

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

  Our ability to compete based on price and against our existing and future competitors,
  Our ability to respond to rapid technological change and the development of alternatives to our services,
  Market acceptance of new services and enhancements to existing services,
  Costs or difficulties related to the integration of any new or acquired businesses and technologies,
  Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks,
  Our ability to increase our network capacity to meet customer demands,
  Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services,
  Continued weakness in our legacy broadcast fax services,
  Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements,
  Increased leverage may harm our financial condition and results of operations,
  Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness,
  Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods,
  Assessment of income, state sales and other taxes for which we have not accrued,
  Our ability to attract and retain qualified key personnel,
  Possible adverse results of pending or future litigation or adverse results of current or future infringement claims,
  Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets,
  Our ability to protect our proprietary technology and intellectual property rights,
  Legislative or regulatory changes may adversely affect our business,

  Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers,
  Risks associated with expansion of our international operations and fluctuations in currency exchange rates,
  Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized,
  General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected,
  Factors described under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and in this Form 10-Q, and
  Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

     At March 31, 2007, we had borrowings of approximately $49.9 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.5 million based on our March 31, 2007 debt level.

     Approximately 38.8% of our consolidated revenues from continuing operations and 35.1% of our operating expenses from continuing operations were transacted in foreign currencies for the three-month period ended March 31, 2007. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for the three-month period ended March 31, 2007 by approximately $5.3 million and operating expenses for 2007 by approximately $4.2 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at March 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2007, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, ATS, as a party. Discovery is on-going. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factor previously disclosed in our SEC filings and updated below, there have been no material changes from the risk factors disclosed in those reports.

Our level of indebtedness may harm our financial condition and results of operations.

     We have incurred a substantial amount of indebtedness under our credit facility. As of March 31, 2007, we had approximately $126.3 million of outstanding debt under our credit facility, with approximately $124.9 million in borrowings and $1.4 million in letters of credit outstanding. In April 2006, we increased our line of credit from $180.0 million to $300.0 million.

     On April 19, 2007, we entered into an amendment to our existing credit facility, which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions in the credit agreement to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of the our common stock during 2007. We will utilize borrowings under our credit facility to finance our tender offer for up to 11,857,707 shares of our common stock. If we complete our tender offer, our indebtedness and interest expense will be significant and the terms of any future indebtedness may be adversely affected. After giving pro forma effect to the tender offer and related borrowings as of March 31, 2007, we would have had total indebtedness of approximately $278.8 million and shareholders’ equity of approximately $176.9 million. By incurring debt, the tender offer may reduce our ability to engage in significant cash acquisitions. Increased indebtedness could reduce our ability to cover existing contingent or other future liabilities or otherwise negatively impact our liquidity during periods of increased capital or operating expenditures. There can be no assurance that we would be able to raise debt or equity financing in the future. We intend to repay borrowings made to finance our self-tender offer using cash from operations.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Separation Agreement between Jeffrey A. Allred and the Registrant, dated December 20, 2006 and effective January 1, 2007 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

	10.2	Restricted Stock Agreement between Jeffrey A. Allred and the Registrant, effective December 30, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

	10.3	First Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated January 23, 2007 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

	10.4	Restricted Stock Agreement between T. Lee Provow and the Registrant, dated January 22, 2007, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

	10.5	Agreement between Griffeon Group, LLC and the Registrant dated February 22, 2007.

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2007	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Separation Agreement between Jeffrey A. Allred and the Registrant, dated December 20, 2006 and effective January 1, 2007 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

10.2	Restricted Stock Agreement between Jeffrey A. Allred and the Registrant, effective December 30, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007).

10.3	First Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated January 23, 2007 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

10.4	Restricted Stock Agreement between T. Lee Provow and the Registrant, dated January 22, 2007, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

10.5	Agreement between Griffeon Group, LLC and the Registrant dated February 22, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.