Form 10-Q
period 2007-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2007-08-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer|_|	Accelerated filer |X|	Non-accelerated filer |_|

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 3, 2007
Common Stock, $0.01 par value	61,758,329 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2007 (Unaudited)	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and equivalents	$ 25,825	$ 18,977
Accounts receivable (less allowances of $6,586 and $7,551, respectively)	92,250	82,875
Prepaid expenses and other current assets	10,559	7,742
Deferred income taxes, net	11,789	11,972

Total current assets	140,423	121,566

PROPERTY AND EQUIPMENT, NET	96,405	88,062

OTHER ASSETS
Goodwill	298,005	295,185
Intangibles, net of amortization	32,155	38,357
Deferred income taxes, net	3,387	—
Other assets	5,445	6,145

	$575,820	$549,315

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 51,219	$ 48,967
Income taxes payable	7,285	878
Accrued taxes	6,199	6,011
Accrued expenses	31,143	28,697
Current maturities of long-term debt and capital lease obligations	1,755	2,044
Accrued restructuring costs	4,562	4,800

Total current liabilities	102,163	91,397

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	245,552	136,738
Accrued restructuring costs	1,972	2,339
Accrued expenses	4,158	1,831
Deferred income taxes, net	—	719

Total long-term liabilities	251,682	141,627

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,751,061 and 70,151,998 shares issued and
outstanding in 2007 and 2006, respectively	618	702
Additional paid-in capital	552,353	663,232
Notes receivable, shareholder	(2,061)	(2,004)
Cumulative translation adjustment	5,289	2,088
Accumulated deficit	(334,224)	(347,727)

Total shareholders’ equity	221,975	316,291

	$575,820	$549,315

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues	$138,019	$125,566	$273,645	$247,293

Operating Expenses:
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	56,782	49,199	110,678	97,603
Selling and marketing	34,393	33,823	70,861	66,558
General and administrative	17,297	14,852	33,870	28,579
Research and development	3,348	2,844	6,779	5,651
Depreciation	7,226	5,839	14,315	11,766
Amortization	3,593	3,150	7,146	6,246
Restructuring costs	3,877	2,037	3,746	3,090
Net legal settlements and related expenses	284	—	284	—

Total operating expenses	126,800	111,744	247,679	219,493

Operating income	11,219	13,822	25,966	27,800

Other (Expense) Income:
Interest expense	(2,604)	(2,059)	(4,906)	(3,902)
Interest income	141	70	241	231
Other, net	215	260	673	27

Total other (expense) income	(2,248)	(1,729)	(3,992)	(3,644)

Income from continuing operations before income taxes	8,971	12,093	21,974	24,156
Income tax expense	3,138	6,087	7,194	10,492

Income from continuing operations	$ 5,833	$ 6,006	$ 14,780	$ 13,664

Net income	$ 5,833	$ 6,006	$ 14,780	$ 13,664

BASIC AND DILUTED EARNINGS:
Income from continuing operations	$ 5,833	$ 6,006	$ 14,780	$ 13,664

Net income	$ 5,833	$ 6,006	$ 14,780	$ 13,664

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	64,204	69,765	65,941	70,114

Basic earnings per share:
Continuing operations	$ 0.09	$ 0.09	$ 0.22	$ 0.19

Net income	$ 0.09	$ 0.09	$ 0.22	$ 0.19

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	65,526	70,465	67,190	70,859

Diluted earnings per share:
Continuing operations	$ 0.09	$ 0.09	$ 0.22	$ 0.19

Net income	$ 0.09	$ 0.09	$ 0.22	$ 0.19

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 14,780	$ 13,664
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	14,315	11,766
Amortization	7,146	6,246
Amortization of deferred financing costs	258	240
Net legal settlements and related expenses	284	—
Payments for legal settlements and related expenses	—	(1,496)
Deferred income taxes, net of effect of acquisitions	(2,640)	65
Restructuring costs	3,746	3,090
Payments for restructuring costs	(4,080)	(1,821)
Equity-based compensation	5,355	5,103
Excess tax benefits from share-based payment arrangements	2,297	—
Payments for state sales tax	(480)	—
Loss on disposal of assets	146	256
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,624)	(6,778)
Prepaid expenses and other current assets	(486)	(954)
Accounts payable and accrued expenses	10,030	1,855

Total adjustments	27,267	17,572

Net cash provided by operating activities from continuing operations	42,047	31,236

Net cash used in operating activities from discontinued operations	(488)	(489)

Net cash provided by operating activities	41,559	30,747

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(20,240)	(18,826)
Business acquisitions, net of cash acquired	(1,330)	(15,660)

Net cash used in investing activities	(21,570)	(34,486)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(167,952)	(37,976)
Principal proceeds under borrowing arrangements	275,100	60,100
Excess tax benefits for share-based payment arrangements	(2,297)	—
Purchase of treasury stock, at cost	(124,458)	(19,020)
Exercise of stock options	6,900	1,309

Net cash (used in) provided by financing activities	(12,707)	4,413

Effect of exchange rate changes on cash and cash equivalents	(434)	491

NET INCREASE IN CASH AND EQUIVALENTS	6,848	1,165

CASH AND EQUIVALENTS, beginning of period	18,977	20,508

CASH AND EQUIVALENTS, end of period	$ 25,825	$ 21,673

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY AND ITS BUSINESS

        We are a global provider of on-demand business process improvement solutions, which we call the Premiere Global Communications Operating System (PGiCOS). We believe that our industry-specific applications enable businesses to automate and simplify their business processes and to communicate more efficiently and effectively with their constituents. We go to market on a global basis in three regions in North America, Europe and Asia Pacific and group our applications into six solution sets: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing. The unaudited condensed consolidated balance sheet as of June 30, 2007, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three and six months ended June 30, 2007 are not indicative of the results that may be expected for the full fiscal year of 2007 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

        Included in accounts receivable at June 30, 2007 and December 31, 2006 was earned but unbilled revenue of approximately $7.1 million and $4.7 million, respectively. Unbilled revenue consists of earned but not yet billed revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Unbilled revenue is billed within 30 days of calendar month end.

Software Development Costs

        Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” we capitalized development costs incurred on software associated with new services and enhancements to existing services. For the three months ended June 30, 2007 and 2006, we capitalized approximately $3.3 million and $2.7 million, respectively, of software development costs. For the six months ended June 30, 2007 and 2006, we capitalized approximately $5.7 million and $7.4 million, respectively, of software development costs. These capitalized costs are amortized on a straight-line basis over the estimated life of the applicable software, not to exceed three years. Depreciation expense recorded for completed phases of software development in the three and six months ended June 30, 2007 was $0.8 million and $1.5 million, respectively. Depreciation expense recorded for completed phases of software development in the three and six months ended June 30, 2006 was $0.6 million and $1.2 million, respectively.

Revenue Recognition

        We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed period minimum revenue commitments. Unbilled revenue consists of earned but not yet billed revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

State sales taxes

        We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. In March 2007, we were approached by the State of Illinois regarding the taxability of conferencing services in the state. In April 2007, we began assessing sales tax to our customers in Illinois. Returns were filed and approximately $0.5 million was paid to the Illinois Department of Revenue for taxable period prior to March 2007. Additional amounts may be due as these returns are audited. More states may claim that we are subject to an assessment of sales taxes. As of June 30, 2007 and December 31, 2006, we had reserved approximately $4.6 and $4.3 million, respectively, for certain state sales tax contingencies. These amounts are included in “Accrued taxes” in the accompanying condensed consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

Income Taxes

        Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will more likely than not be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended.

        On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109“ (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        We adopted the provisions of FIN 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN 48. As a result of our adoption of FIN 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as “Income taxes payable” in the accompanying condensed consolidated balance sheet. We file

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997-2006 remain subject to income tax examinations by tax authorities.

        As permitted with the adoption of FIN 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of January 1, 2007, we had accrued interest and penalties of approximately $0.9 million related to uncertain tax positions.

        In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” which could materially impact our financial condition and results of operations.

Treasury Stock

        All treasury stock transactions are recorded at cost. As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. During the six months ended June 30, 2007, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-tender offer for approximately $122.6 million and incurred capitalizable costs associated with the tender offer of approximately $0.9 million that included legal, printing and dealer manager fees. In addition, we withheld approximately 150,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $1.0 million to the Internal Revenue Service on their behalf. During the six months ended June 30, 2006, we repurchased 2,362,038 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $18.0 million. In addition, we withheld approximately 150,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $1.2 million to the IRS on their behalf.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments represent the only component of other comprehensive income (loss) at June 30, 2007 and December 31, 2006. For the six months ended June 30, 2007 and 2006, total other comprehensive income was approximately $8.1 million and $9.1 million, respectively. Accumulated other comprehensive loss was $256.0 million and $274.0 million at June 30, 2007 and December 31, 2006, respectively.

New Accounting Pronouncements

        We will be required to adopt SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) for the fiscal year beginning January 1, 2008. SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. We are in the process of evaluating the impact of SFAS 157 on our results of operations and financial position.

        In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (SFAS No. 159). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of SFAS No. 159, if elected, on our results of operations and financial position.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Reclassifications

        Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to our new segment presentation. In the fourth quarter of 2006, we began reporting our financial results on a geographic regional basis and no longer report under our former Conferencing & Collaboration and Data Communications business segments. In the second quarter of 2007, we completed a detailed review of approximately $2.6 million in credit balances recorded in “Accounts receivable” and determined that the classification of these balances in the allowance account was a more appropriate presentation. The December 31, 2006 allowance balance was adjusted to reflect this reclassification.

Goodwill and Intangible Assets

        Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, “Accounting For Goodwill and Other Intangible Assets” (SFAS No. 142) (in thousands):

	June, 30, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Intangible assets subject to
amortization	$158,933	$(126,778)	$32,155	$157,788	$(119,431)	$38,357

        Intangible assets are amortized on a straight-line basis with an estimated useful life between one and five years. Amortization expense for the intangible assets above is expected to be approximately $7.2 million for the remainder of 2007, $11.5 million in 2008, $7.7 million in 2009, $3.3 million in 2010 and $1.4 million in 2011.

        Goodwill and intangible assets by reportable segment at June 30, 2007 and December 31, 2006 are as follows (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill carrying value at December 31, 2006	$268,458	$22,556	$4,171	$295,185
Additions and adjustments	1,872	649	299	2,820

Goodwill carrying value at June 30, 2007	$270,330	$23,205	$4,470	$298,005

Intangibles carrying value at December 31, 2006	$ 33,327	$ 3,582	$1,448	$ 38,357
Additions and adjustments	699	146	99	944
Amortization	(6,239)	(692)	(215)	(7,146)

Intangibles carrying value at June 30, 2007	$ 27,787	$ 3,036	$1,332	$ 32,155

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3. RESTRUCTURING COSTS

        Consolidated restructuring costs at December 31, 2006 and June 30, 2007 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2006	2007 Charge To Continuing Operations	Costs Incurred	Adjustment of Accrued Costs	Accrued Costs at June 31, 2007
Accrued restructuring costs:
Severance and exit costs	$4,027	$4,098	$(4,023)	$(452)	$3,650
Contractual obligations	3,112	100	(328)	—	2,884

Accrued restructuring costs	$7,139	$4,198	$(4,351)	$(452)	$6,534

Realignment of Workforce - 2007

        During the three months ended June 30, 2007, we executed a restructuring plan to consolidate our service delivery organizations. As part of this consolidation, we eliminated approximately 100 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions. Additionally, we incurred $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. Estimated annual savings from this consolidation is approximately $6.0 million. During the three months ended June 30, 2007, we paid approximately $0.8 million related to these severance and exit costs. We anticipate the majority of this $4.1 million restructuring cost to be paid during 2007. Our reserve for these restructuring costs at June 30, 2007 was approximately $3.3 million.

Realignment of Workforce - 2006

        In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred an aggregate of approximately $8.0 million in severance costs associated with the elimination of these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.2 million in Europe and $0.7 million in Asia Pacific. In the three and six months ended June 30, 2007, we paid approximately $1.3 million and $3.2 million, respectively, related to these severance and exit costs. During the three and six months ended June 30, 2007, we adjusted our restructuring reserve by approximately $0.3 million and $0.5 million, respectively, as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay these remaining severance obligations during 2007. Our reserve for these restructuring costs at June 30, 2007 was approximately $0.4 million. Our reserve for restructuring costs incurred in years prior to 2006 was approximately $2.8 million at June 30, 2007.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

North America

        In September 2006, we acquired assets and the stock of Enunciate Corporation, a Canadian-based provider of audio and Web conferencing services. We paid CA$29.0 million in cash at closing and CA$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately CA$0.3 million has been allocated to acquired fixed assets, CA$0.3 million has been allocated to acquired working capital, CA$6.8 million has been allocated to identifiable customer lists and CA$0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CA$22.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

        In January 2006, we acquired all of the outstanding stock of Accucast, Inc., a U.S.-based provider of e-mail communication services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. Subsequent to closing, we paid an additional $2.1 million cash purchase price upon the achievement of certain milestone targets as specified in the purchase agreement. We may pay up to an additional $0.9 million in cash purchase price based upon the achievement of an additional milestone integration target as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.2 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $13.2 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Asia Pacific

        In November 2006, we acquired certain assets and assumed certain liabilities of EC Teleconferencing Pty Ltd. (ECT), an Australian-based provider of audio and Web conferencing services. We paid AU$5.7 million in cash at closing and AU$0.4 million in transaction fees and closing costs. We funded the purchase through a Yen-denominated line of credit with Sumitomo Mitsui Banking and Australian dollar cash available. We followed SFAS No. 141, and approximately AU$0.1 million of the aggregate purchase price has been allocated to acquired fixed assets, AU$0.5 million has been allocated to acquired working capital, AU$1.4 million has been allocated to identifiable customer lists and AU$0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual AU$4.0 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

5. INDEBTEDNESS

        In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., which increased the amount available to us under our line of credit from $180.0 million to $300.0 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of June 30, 2007, we were in compliance in all material respects with the covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.00%. At June 30, 2007, our interest rate on 30-day LIBOR loans was 6.32%. As of June 30, 2007, we had approximately $243.8 million of borrowings outstanding and approximately $1.5 million in letters of credit outstanding under our line of credit. In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.6 million has been used to fund our self-tender offer in the second quarter of 2007.

        In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps were exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in the accompanying condensed consolidated statements of operations. Changes in fair value prior to the termination of these swaps were approximately $0.1 million for the six months ended June 30, 2007 and are recognized in earnings.

        In March and September 2006, we entered into a Yen-denominated line of credit for (Y)200.0 million and (Y)300.0 million, respectively, with Sumitomo Mitsui Banking, which have interest rates of 1.875% and 1.61%, respectively, through March 2008. In May 2007, the (Y)200.0 million line of credit was amended to (Y)300.0 million. As of June 30, 2007, there were no outstanding borrowings under these facilities.

        At June 30, 2007, we had no other indebtedness outstanding except for the borrowings under our lines of credit and capital lease obligations with principal balances totaling approximately $3.5 million.

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

        Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (EITF 00-15). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statements of cash flows as financing cash inflows.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        The effect of adopting SFAS 123(R) on our income from continuing operations, income from continuing operations before income taxes, net income and basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 and net cash provided by operating activities, and net cash (used in) provided by financing activities for the six months ended June 30, 2007 and 2006, is as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Income from continuing operations, as reported	$ 5,833	$ 6,006	$ 14,780	$13,664
Effect of adopting SFAS 123(R) on income from
operations	96	453	386	984

Pro forma income from continuing operations	$ 5,929	$ 6,459	$ 15,166	$14,648

Income from continuing operations before income taxes,
as reported	$ 8,971	$12,093	$ 21,974	$24,156
Effect of adopting SFAS 123(R) on income before
income taxes	147	730	574	1,585

Pro forma income from continuing operations before	$ 9,118	$12,823	$ 22,548	$13,430
income taxes

Net income, as reported	$ 5,833	$ 6,006	$ 14,780	$13,664
Effect of adopting SFAS 123(R) on net income	96	453	386	984

Pro forma net income	$ 5,929	$ 6,459	$ 15,166	$14,648

Net income per share, as reported:
Basic	$ 0.09	$ 0.09	$ 0.22	$ 0.19
Diluted	$ 0.09	$ 0.09	$ 0.22	$ 0.19

Effect of adopting SFAS 123(R) on net income per share,
basic and diluted	$ 0.00	$ 0.01	$ 0.01	$ 0.02

Pro forma net income per share:
Basic	$ 0.09	$ 0.10	$ 0.23	$ 0.21
Diluted	$ 0.09	$ 0.10	$ 0.23	$ 0.21

Net cash provided by operating activities			$41,559	$30,747
Effect of adopting SFAS 123(R) on cash provided by
operating activities			(2,297)	—

Pro forma net cash provided by operating activities			$ 39,262	$30,747

Net cash (used in) provided by financing activities			$(12,707)	$ 4,413
Effect of adopting SFAS 123(R) on cash (used in)
provided by financing activities			2,297	—

Pro forma net cash (used in) provided by financing
activities			$(10,410)	$ 4,413

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

        As of January 1, 2006, we had issued two types of equity-based payment arrangements: stock options and restricted stock awards.

Stock Options

        The following table summarizes the activity of stock options under our stock plans, from December 31, 2006 to June 30, 2007:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2006:	2,651,473	$7.25
Granted	—	0.00
Exercised	(1,079,558)	6.39	$6,462,563
Expired	(198,460)	8.41

Options outstanding at June 30, 2007	1,373,455	$7.75	$7,238,674

Options exercisable at June 30, 2007	1,231,270	$7.43	$6,877,997

        For the three and six months ended June 30, 2007, we recognized equity-based compensation expense of approximately $0.1 million and $0.6 million, respectively, related to the vesting of stock options. For the three and six months ended June 30, 2006, we recognized equity-based compensation expense of approximately $0.7 million and $1.6 million, respectively, related to the vesting of stock options. As of June 30, 2007, we had approximately $0.9 million of unvested stock options, which we will record in our statements of operations over a weighted average recognition period of less than three years.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock

        The following table summarizes the activity of restricted stock awards under our stock plans, from December 31, 2006 to June 30, 2007:

	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	2,498,168	$ 9.00
Granted	427,170	11.56
Vested/released	(473,534)	9.76	$5,685,585
Forfeited	(75,333)	8.12

Outstanding at June 30, 2007	2,376,471	$ 9.34

        For the three and six months ended June 30, 2007, we recognized equity-based compensation expense of approximately $2.4 and $4.8 million, respectively, related to the vesting of restricted stock. For the three and six months ended June 30, 2006, we recognized equity-based compensation expense of approximately $2.1 million and $3.3 million, respectively, related to the vesting of restricted stock. As of June 30, 2007, we had approximately $20.1 million of unvested restricted stock which we will record in our statements of operations over a weighted average recognition period of less than five years.

7. EARNINGS PER SHARE

Basic and Diluted Net Income per Share

        Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2007 and December 31, 2006, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested.

        Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding stock options, unvested restricted shares and warrants are potentially dilutive securities during the three and six months ended June 30, 2007 and 2006. The difference between basic and diluted weighted average shares outstanding was the dilutive effect of stock options, unvested restricted shares and warrants, computed as follows (in thousands, except for share data):

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	Net Income	Weighted Average Share	Earnings Per Share	Net Income	Weighted Average Share	Earnings Per Share
Basic EPS	$5,833	64,203,983	$0.09	$6,006	69,765,069	$0.09
Effect of dilutive securities
Stock options		668,613			617,956
Unvested restricted share		615,705			82,116
Warrants		37,516			—

Diluted EPS	$5,833	65,525,817	$0.09	$6,006	70,465,141	$0.09

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
	Net Income	Weighted Average Share	Earnings Per Share	Net Income	Weighted Average Share	Earnings Per Share
Basic EPS	$14,780	65,940,698	$0.22	$13,664	70,114,426	$0.19
Effect of dilutive securities
Stock options		669,650			652,044
Unvested restricted share		555,263			92,743
Warrants		24,414			—

Diluted EPS	$14,780	67,190,025	$0.22	$13,664	70,859,213	$0.19

        The weighted average diluted common shares outstanding for the three and six months ended June 30, 2007 excludes the effect of approximately 885 and 0.4 million, respectively, of out-of-the-money options and restricted shares because their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the three and six months ended June 30, 2006 excludes the effect of approximately 2.6 million and 2.4 million, respectively, of out-of-the-money options, restricted shares and warrants because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Asset retirement obligation

        In January 2006, we were notified by our current landlord of their intent to exercise a clause in our existing corporate headquarters leases to require certain site remediation costs to the space prior to us vacating in August 2007. As a result, in accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143), we recorded approximately $0.8 million for remediation costs at December 31, 2005. In 2006, we decreased this estimate of site remediation costs by $0.3 million through negotiations with our landlord and contractors. The remaining balance in this accrual at June 30, 2007 is $0.5 million.

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

        On February 2, 2007, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s order granting of our motion for summary judgment in a lawsuit alleging violations of securities laws filed in November 1998 against us and certain of our officers and directors. Plaintiffs had acquired our common stock in connection with our acquisition of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC). Plaintiffs sought undisclosed damages together with pre-and post-judgment interest, punitive damages, costs and attorneys’ fees. On February 23, 2007, plaintiffs filed a petition for rehearing en banc and for panel rehearing with the Eleventh Circuit. On May 30, 2007, the Eleventh Circuit denied both of plaintiffs’ petitions.

        On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs. On January 25, 2007, plaintiff amended its complaint

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

to also add our subsidiary, American Teleconferencing Services, Ltd., as a party. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California. Discovery is on-going.

        On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited facsimile advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per facsimile for alleged willful conduct in sending of the faxes. The court has also granted Quiznos’ motion to file a third party complaint to add us and Xpedite as defendants. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us and Xpedite. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quino’s entities. The case is currently in discovery, and no class has yet been certified, with the court granting plaintiff’s motion to extend the class certification deadline to August 31, 2007. We were served with non-party subpoenas for certain documents and information prior to being served with the amended complaint, for which we filed objections and provided certain responsive documents. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer, but, to date, these issues have not been resolved through litigation or otherwise. We intend to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter, and an adverse outcome could have a material effect on our business, financial condition and results of operation.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

        Information concerning the operations in these reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Revenues from continuing operations:
North America	$ 88.1	$ 80.3	$176.1	$159.6
Europe	25.3	24.3	50.2	47.3
Asia Pacific	24.6	21.0	47.3	40.4

	$138.0	$125.6	$273.6	$247.3

Income:
Income from continuing operations:
North America	$ 2.0	$ 4.2	$ 8.3	$ 10.3
Europe	2.7	0.6	4.6	2.0
Asia Pacific	1.1	1.2	1.9	1.4

	$ 5.8	$ 6.0	$14.8	$ 13.7

	Six Months Ended
	June 30, 2007	December 31, 2006
Identifiable Assets:
North America	$453.4	$439.7
Europe	81.1	71.4
Asia Pacific	41.3	38.2

	$575.8	$549.3

10. STATEMENT OF CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cash paid during the year for:
Interest	$3,124	$1,755	$5,000	$ 3,290
Income taxes, net	$2,526	$7,616	$3,593	$10,866

11. SUBSEQUENT EVENTS

        In August 2007, we repurchased 100,000 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $1.1 million.

        In July 2007, we acquired all of the outstanding stock of Budget Conferencing Inc., a Canadian-based Web conferencing services provider. We paid approximately US$19.0 million in cash at closing. We funded the purchase with our existing credit facility. We are in the process of completing our valuation of certain intangible assets in accordance with SFAS No. 141.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        We are a global provider of on-demand business process improvement solutions, which we call the Premiere Global Communications Operating System (PGiCOS). We believe that our industry-specific applications enable businesses to automate and simplify their business processes and to communicate more efficiently and effectively with their constituents. We go to market on a global basis in three regions in North America, Europe and Asia Pacific and group our applications into six solution sets: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing.

        Key highlights of our financial and strategic accomplishments during the second quarter of 2007 include:

•	Increased consolidated revenues by approximately 10.0% in the second quarter of 2007 compared to the second quarter of 2006;
•	Continued to grow revenue from our Conferencing Solutions, with approximately 26.0% growth in this solution set compared to the comparable prior year period;
•	Grew cash flows provided by operating activities from continuing operations by approximately 58.0% compared to the second quarter of 2006;
•	Purchased 9,687,841 shares of our common stock, representing approximately 14.0% of our outstanding shares, pursuant to our self-tender offer; and
•	Launched our new Web portal, PGiConnect.com through which we will bring all of our capabilities online.

        In 2007, we plan to continue to focus on our objectives of increased solutions-based revenue growth, improved profitability and moving our company’s capabilities online.

        We plan to continue to invest in our selling and marketing efforts as we move to a more consultative sales approach. We believe that our more focused cross-selling efforts under our unified sales management team will help accelerate revenue growth in our core solution sets in 2007. To accomplish this objective, we intend to systematically introduce the PGiCOS to all of our enterprise customers during the year to drive adoption of additional solutions per customer.

        In 2007, we plan to improve our profitability by continuing to automate our internal processes and by focusing our development efforts on continuing to enhance open access to our platform and solutions and on more highly automated applications that have quicker sales cycles and implementation times. We recently launched a developer community within PGiConnect.com and have partnered with systems integrators to assist us in these efforts. In addition, during the second quarter of 2007, we incurred restructuring costs of approximately $4.1 million related to the consolidation of our service delivery organizations.

        We plan to continue to focus on our online initiative of making all of our company’s capabilities accessible through a single point of presence at PGiConnect.com, including further improvements to our portal, such as additional content focused on the application of our solutions. We believe that PGiConnect.com will open a new sales channel and will improve our solutions-based revenue growth. In addition, by driving many of our customer service and support capabilities into a self-serve Web environment, we believe we will improve our customer experience and generate additional efficiencies throughout our business. We believe that over time these efficiencies will help us reduce our service and support costs and further our goal of improving profitability. We also intend to explore new pricing options for our solutions, including offering subscription-based pricing, which we recently introduced through our Web sales channel. We believe that a gradual migration over time towards this type of pricing is consistent with the pricing of other on-demand services and will support our efforts to bundle our solutions into packaged offerings for our customers and lead to more predictable revenues.

        We expect that our capital expenditures will be higher than historical averages, in order to fund capacity expansion, new product development, our automation initiatives and investment in re-engineering our service and support organizations. We expect capital expenditures in 2007 will total approximately 8% to 9% of consolidated revenues.

        We believe our success against these objectives will enable us to continue to increase our market share and to improve shareholder value in 2007.

        The results of operations for the three and six months ended June 30, 2007, are not indicative of the results that may be expected for the full fiscal year of 2007 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006 which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

        The following table presents certain financial information about our segments for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate geographic segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Revenues from continuing operations:
North America	$ 88.1	$ 80.3	$176.1	$159.6
Europe	25.3	24.3	50.2	47.3
Asia Pacific	24.6	21.0	47.3	40.4

	$138.0	$125.6	$273.6	$247.3

Income:
Income from continuing operations:
North America	$ 2.0	$ 4.2	$ 8.3	$ 10.3
Europe	2.7	0.6	4.6	2.0
Asia Pacific	1.1	1.2	1.9	1.4

	$ 5.8	$ 6.0	$ 14.8	$ 13.7

Revenues

        Consolidated revenues from continuing operations increased 9.9% to $138.0 million for the three months ended June 30, 2007 compared with $125.6 million for the same period in 2006 and increased 10.7% to 273.6 million for the six months ended June 30, 2007 compared with $247.3 million for the same period in 2006.

        For the three months ended June 30, 2007 and 2006, North America revenue was 63.8% and 63.9% of consolidated revenues, respectively, and for the six months ended June 30, 2007 and 2006,

North America revenue was 64.3% and 64.6% of consolidated revenues, respectively. For the three months ended June 30, 2007 and 2006, North America experienced a 9.8% increase in revenue from $80.3 million to $88.1 million, and for the six months ended June 30, 2007 and 2006, North America experienced a 10.2% increase in revenue from $159.6 million to $176.1 million. These increases in revenue were attributable primarily to organic growth in our Conferencing Solutions and our acquisitions of Enunciate and Accucast, offset by declines in our broadcast fax revenue. Our Conferencing Solutions revenue in North America was approximately $65.6 million and $54.2 million for the three months ended June 30, 2007 and 2006, respectively, and $131.4 million and $107.6 million for the six months ended June 30, 2007 and 2006, respectively. Our broadcast fax revenue in North America was approximately $5.4 million and $7.9 million for the three months ended June 30, 2007 and 2006, respectively, and $10.7 million and $16.0 million for the six months ended June 30, 2007, respectively.

        For the three months ended June 30, 2007 and 2006, Europe revenue was 18.4% and 19.3% of consolidated revenues, respectively, and for the six months ended June 30, 2007 and 2006, Europe revenue was 18.4% and 19.1%, respectively. For the three months ended June 30, 2007 and 2006, Europe experienced a 4.4% increase in revenue from $24.3 million to $25.3 million, and for the six months ended June 30, 2007, Europe experienced a 6.2% increase in revenue from $47.3 million to $50.2 million. These increases in revenue were attributable primarily to organic growth in our Conferencing Solutions and the strengthening of the Euro and British Pound to the U.S. dollar, offset by declines in our broadcast fax revenues. Fluctuations in foreign exchange rates resulted in revenue growth of approximately $1.7 and $3.8 million for the three and six months ended June 30, 2007, respectively. Our Conferencing Solutions revenue in Europe was approximately $10.6 million and $7.5 million for the three months ended June 30, 2007 and 2006, respectively, and $20.5 million and $14.6 million for the six months ended June 30, 2007 and 2006, respectively. Our broadcast fax revenue in Europe was approximately $6.5 million and $8.3 million for the three months ended June 30, 2007 and 2006, respectively, and $12.9 million and $16.2 million for the six months ended June 30, 2007 and 2006, respectively.

        For the three months ended June 30, 2007 and 2006, Asia Pacific revenue was 17.8% and 16.8% of consolidated revenues, respectively, and for the six months ended June 30, 2007 and 2006, Asia Pacific revenue was 17.3% and 16.3% of consolidated revenues, respectively. For the three months ended June 30, 2007 and 2006, Asia Pacific experienced a 16.9% increase in revenue from $21.0 million to $24.6 million and for the six months ended June 30, 2007, Asia Pacific experienced a 17.1% increase in revenue from $40.4 million in $47.3 million. These increases in revenue were attributable primarily to organic growth in our Conferencing Solutions, growth in our maritime Notifications & Reminders solution (which we resale from a third party to shipping companies in this region) and our ECT acquisition, offset by declines in our broadcast fax revenues. Our Conferencing Solutions revenue in Asia Pacific was approximately $10.3 million and $6.9 million for the three months ended June 30, 2007 and 2006, respectively, and $19.4 million and $13.2 million for the six months ended June 30, 2007 and 2006, respectively. Our broadcast fax revenue in Asia Pacific was approximately $8.2 million and $9.1 million for the three months ended June 30, 2007 and 2006, respectively, and $16.1 million and $17.7 million for the six months ended June 30, 2007 and 2006, respectively.

Cost of revenues

        Consolidated cost of revenues increased 15.4% to $56.8 million from $49.2 million and increased to 41.1% from 39.2% of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Consolidated cost of revenues increased 13.4% to $110.7 million from $97.6 million and increased to 40.4% from 39.5% of consolidated revenues, for the six months ended June 30, 2007 and 2006, respectively.

        For the three months ended June 30, 2007 and 2006, North America cost of revenue was 40.0% and 37.2% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, North America cost of revenue was 39.3% and 37.5% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, North America experienced an 18.1% increase in cost of revenue from $29.8 million to $35.2 million, and for the six months ended June 30, 2007, North America experienced a 15.3% increase in cost of revenue from $60.0 million to $69.1 million. North America cost of revenue increased as a percentage of segment revenue primarily as a result of price compression in our Conferencing Solutions and broadcast fax services in excess of cost reductions in the underlying telecommunications network, a greater percentage of resold Web conferencing services that carry an inherently higher cost of revenue, duplicative costs associated with the consolidation of certain international service and support centers and further investment in our Conferencing Solutions. North America cost of revenue increased in dollar amount as a result of minute volume growth in our Conferencing Solutions.

        For the three months ended June 30, 2007 and 2006, Europe cost of revenue was 36.3% and 38.0% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, Europe cost of revenue was 35.4% and 38.8% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, Europe experienced no change in cost of revenue at $9.2 million, and for the six months ended June 30, 2007, Europe experienced a 3.1% decrease in cost of revenue from $18.3 million to $17.8 million. Europe cost of revenue decreased as a percentage of segment revenue primarily as a result of growth in higher margin Conferencing Solutions and declines in lower margin broadcast fax services. In contrast to North America, broadcast fax services in Europe have an inherently lower gross profit margin as a result of lower revenue yields and higher underlying telecommunications network costs. Europe cost of revenue decreased in dollar amount as a result of lower volume in our broadcast fax services.

        For the three months ended June 30, 2007 and 2006, Asia Pacific cost of revenue was 50.3% and 48.2% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, Asia Pacific cost of revenue was 50.2% and 47.9% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, Asia Pacific experienced a 21.8% increase in cost of revenue from $10.2 million to $12.4 million, and for the six months ended June 30, 2007, Asia Pacific experienced a 23.2% increase in cost of revenue from $19.3 million to $23.8 million. Asia Pacific cost of revenue increased as a percentage of segment revenue primarily as a result of growth in lower margin maritime Notifications & Reminders solution and price compression in our broadcast fax services, offset in part by growth in our higher margin Conferencing Solutions. The cost of revenue associated with our maritime Notifications & Reminders solution is inherently higher than other solutions offered in the region because of its resale costs. Asia Pacific cost of revenue increased in dollar amount as a result of growth in our maritime Notifications & Reminders solution and costs associated with the introduction of operator-assisted conferencing services.

Selling and marketing

        Consolidated selling and marketing expenses from continuing operations increased 1.7% to $34.4 million from $33.8 million and decreased to 24.9% from 26.9% of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Consolidated selling and marketing expenses from continuing operations increased 6.5% to $70.9 million from $66.6 million and decreased to 25.9% from 26.9% of consolidated revenues, for the six months ended June 30, 2007 and 2006, respectively.

        For the three months ended June 30, 2007 and 2006, North America selling and marketing expense was 24.8% and 27.9% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, North America selling and marketing expense was 25.8% and 27.7% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, North America experienced a 2.4% decrease in selling and marketing expense from $22.4 million to $21.9 million, and for the six months ended June 30, 2007, North America experienced a 2.8% increase in selling and marketing expense from $44.2 million to $45.4 million. For the three months ended June 30, 2007, the decrease in North America selling and marketing dollars is primarily the result of increased marketing and advertising expenses during the prior year associated with our One Company initiative. This decrease in expense was offset in part by increases in expenses associated with our acquisitions of Enunciate and Accucast. For the six months ended June 30, 2007, the increase in North America selling and marketing dollars is primarily associated with our acquisitions of Enunciate and Accucast in addition to increased sales headcount associated with the change in our sales strategy with our former Data Communications operating unit, offset in part by lower marketing expenditures.

        For the three months ended June 30, 2007 and 2006, Europe selling and marketing expense was 29.2% and 27.5% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, Europe selling and marketing expense was 30.1% and 27.6% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, Europe experienced a 10.6% increase in selling and marketing expense from $6.7 million to $7.4 million, and for the six months ended June 30, 2007, Europe experienced a 15.6% increase in selling and marketing expense from $13.1 million to $15.1 million. Approximately half of the Europe selling and marketing expense increase is associated with the strengthening of the Euro and British Pound against the U.S. dollar. The remaining half of this increase is associated with increased sales headcount associated with our new solutions sales strategy implemented during the fourth quarter of 2006 and additional investment in Conferencing Solutions.

        For the three months ended June 30, 2007 and 2006, Asia Pacific selling and marketing expense was 20.9% and 22.6% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, Asia Pacific selling and marketing expense was 21.8% and 23.1% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, Asia Pacific experienced an 8.3% increase in selling and marketing expense from $4.7 million to $5.1 million, and for the six months ended June 30, 2007, Asia Pacific experienced an 11.1% increase in selling and marketing expense from $9.3 million to $10.3 million. The increase in Asia Pacific selling and marketing expense is primarily associated with our ECT acquisition and increased sales headcount associated with additional investment in our Conferencing Solutions.

Research and development

        Consolidated research and development expenses from continuing operations increased 18.1% to $3.3 million from $2.8 million, and increased to 2.4% from 2.3% of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Consolidated research and development expenses from continuing operations increased 20.1% to $6.8 million from $5.7 million, and increased to 2.5% from 2.3% of consolidated revenues for the six months ended June 30, 2007 and 2006, respectively. Research and development costs associated with product development are capitalized as internally developed software, whereas management overhead, facilities costs and maintenance activities are expensed as research and development. We capitalized software development costs of approximately $3.3 million and $2.7 million for the three months ended June 30, 2007 and 2006, respectively, and approximately $5.7 million and $7.4 million for the six months ended June 20, 2007 and 2006, respectively. The majority of research and development expenses were incurred in North America. The increase in research and development expenses is primarily associated with additional resources invested in the maintenance and support of our Conferencing Solutions and our e-Marketing Solutions (primarily associated with our Accucast acquisition). The increase in capitalized software development costs is associated primarily with increased product development within all of our core solution sets.

General and administrative

        Consolidated general and administrative expenses from continuing operations increased 16.3% to $17.3 million from $14.9 million and increased to 12.5% from 11.8% of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Consolidated general and administrative expenses from continuing operations increased 17.4% to $33.9 million from $28.6 million and increased to 12.4% from 11.0% of consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.

        For the three months ended June 30, 2007 and 2006, North America general and administrative expense was 14.6% and 13.5% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, North America general and administrative expense was 14.0% and 13.0% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, North America experienced a 18.7% increase in general and administrative expense from $10.8 million to $12.8 million, and for the six months ended June 30, 2007, North America experienced a 18.3% increase in general and administrative expense from $20.8 million to $24.6 million. The increase in North America general and administrative expense for the three months ended June 30, 2007 was primarily associated with $2.0 million in proxy-related costs. The increase in general and administrative costs for the six months ended June 30, 2007 was primarily associated with $2.9 million in proxy-related costs.

        For the three months ended June 30, 2007 and 2006, Europe general and administrative expense was 11.2% and 10.4% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, Europe general and administrative expense was 11.3% and 10.4% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, Europe experienced a 12.0% increase in general and administrative expense from $2.5 million to $2.8 million, and for the six months ended June 30, 2007, Europe experienced a 15.0% increase in general and administrative expense from $4.9 million to $5.7 million. Approximately half of the Europe general and administrative expense increase is associated with the strengthening of the Euro and British Pound against the U.S. dollar. The remaining half of this increase is associated with duplicative costs associated with efforts to consolidate our former Conferencing & Collaboration and Data Communications operating segments’ finance organizations under one regional organization.

        For the three months ended June 30, 2007 and 2006, Asia Pacific general and administrative expense was 6.6% and 7.3% of segment revenue, respectively, and for the six months ended June 30, 2007 and 2006, Asia Pacific general and administrative expense was 7.6% and 7.8% of segment revenue, respectively. For the three months ended June 30, 2007 and 2006, Asia Pacific experienced a 6.8% increase in general and administrative expense from $1.5 million to $1.6 million, and for the six months ended June 30, 2007, Asia Pacific experienced a 14.7% increase in general and administrative expense from $3.1 million to $3.6 million. This increase in Asia Pacific general and administrative expense is primarily associated with duplicative costs related to our efforts to consolidate our former Conferencing & Collaboration and Data Communications operating segments’ finance organizations under one regional organization and duplicative rent and relocation costs associated with the consolidation of our Tokyo, Japan facilities.

Depreciation

        Consolidated depreciation expenses from continuing operations increased 23.8% to $7.2 million from $5.8 million and increased to 5.2% from 4.7% of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Consolidated depreciation expenses from continuing operations increased 21.7% to $14.3 million from $11.8 million and increased to 5.2% from 4.8% of consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.

        North America depreciation expense totaled $5.8 million and $4.3 million, or 6.6% and 5.3% of segment revenue, for the three months ended June 30, 2007 and 2006, respectively, and $11.3 million and $8.6 million, or 6.4% and 5.4% of segment revenue, for the six months ended June 30, 2007 and 2006, respectively. Europe depreciation expense totaled $0.8 million and $0.9 million, or 3.1% and 3.8% of segment revenue, for the three months ended June 30, 2007 and 2006, respectively, and $1.6 million and $1.9 million, or 3.2% and 4.0% of segment revenue, for the six months ended June 30, 2007 and 2006, respectively. Asia Pacific depreciation expense totaled $0.7 million and $0.6 million, or 2.7% and 3.0% of segment revenue, for the three months ended June 30, 2007 and 2006, respectively, and $1.4 million and $1.3 million, or 2.9% and 3.1% of segment revenue, for the six months ended June 30, 2007 and 2006, respectively. The increase in depreciation expense in North America is primarily attributed to increased capital spending during 2006 and 2007 associated with added capacity to our Conferencing Solutions and increased product development in our non-Conferencing solutions.

Amortization

        Consolidated amortization from continuing operations increased 14.1% to $3.6 million from $3.1 million and increased to 2.6% from 2.5% of consolidated revenues for the three months ended June 30, 2007 and 2006, respectively. Consolidated amortization expenses from continuing operations increased 14.4% to $7.1 million from $6.2 million and increased to 2.6% from 2.5% of consolidated revenues for the six months ended June 30, 2007 and 2006, respectively.

        North America amortization totaled $3.1 million and $2.6 million, or 3.6% and 3.3% of segment revenue, for the three months ended June 30, 2007 and 2006, respectively, and $6.2 million and $5.2 million, or 3.5% and 3.3% of segment revenue, for the six months ended June 30, 2007 and 2006, respectively. Europe amortization totaled $0.4 million and $0.5 million, or 1.4% and 2.0% of segment revenue, for the three months ended June 30, 2007 and 2006, respectively, and $0.7 million and $1.0 million, or 1.4% and 2.0% of segment revenue, for the six months ended June 30, 2007 and 2006, respectively. Asia Pacific amortization totaled $0.1 million and $42,000, or 0.4% and 0.2% of segment revenue, for the three months ended June 30, 2007 and 2006, respectively, and $0.2 million and $0.1 million, or 0.5% and 0.2% of segment revenue, for the six months ended June 30, 2007 and 2006, respectively. The increase in amortization expense in North America is primarily associated with our acquisitions of Enunciate and Accucast. The increase in amortization expense in Asia Pacific is primarily associated with our ECT acquisition.

Restructuring costs

Realignment of Workforce - 2007

        During the three months ended June 30, 2007, we executed a restructuring plan to consolidate our service delivery organizations. As part of this consolidation, we eliminated approximately 100 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions. Additionally, we incurred $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. Estimated annual savings from this consolidation is approximately $6.0 million. During the three months ended June 30, 2007, we paid approximately $0.8 million related to these severance and exit costs. We anticipate the majority of this $4.1 million restructuring cost to be paid during 2007. Our reserve for these restructuring costs at June 30, 2007 was approximately $3.3 million.

Realignment of Workforce - 2006

        In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred an aggregate of approximately $8.0 million in severance costs associated with the elimination of these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.2 million in Europe and $0.7 million in Asia Pacific. In the three and six months ended June 30, 2007, we paid approximately $1.3 million and $3.2 million, respectively, related to these severance and exit costs. During the three and six months ended June 30, 2007, we adjusted our restructuring reserve by approximately $0.3 million and $0.5 million, respectively, as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay these remaining severance obligations during 2007. Our reserve for these restructuring costs at June 30, 2007 was approximately $0.4 million. Our reserve for restructuring costs incurred in years prior to 2006 was approximately $2.8 million at June 30, 2007.

Interest expense, net

        Net interest expense increased to $2.5 million from $2.0 million for the three months ended June 30, 2007 and 2006, respectively, and increased to $4.7 million from $3.7 million for the six months ended June 20, 2007, respectively. Interest expense increased primarily as a result of an increased average outstanding balance on our line of credit as a result of borrowings to fund our self-tender offer, with average debt outstanding during the three months ended June 30, 2007 of $190.2 million compared to $116.3 million during the three months ended June 30, 2006, and as a result of increases in our average interest rates associated primarily with increases in LIBOR. Average debt outstanding during the six months ended June 30, 2007 and 2006 was $156.4 million and $112.5 million, respectively. Additionally, we terminated all of our interest rate swap contracts during the three months ended June 30, 2007, realizing a gain of approximately $0.4 million.

Other, net

        Other, net was $0.2 million and $0.3 million for the three months ended June 30, 2007 and 2006, respectively, and $0.7 million and $27,000 for the six months ended June 30, 2007 and 2006, respectively. Other, net was comprised primarily of foreign exchange gains and losses associated with the settlement of transactions in currencies other than the currency in which they were originally executed.

Effective income tax rate

        For the six ended June 30, 2007, our effective income tax rate varied from the statutory rate primarily as a result of non-deductible executive compensation expenses and the impact of the release of the net operating loss usage limitation related to a prior year’s acquisition. As a result, $0.6 million of valuation allowance was released as additional net operating losses are usable. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

        We believe we are appropriately reserved for income taxes. If we are required to pay an amount less than or exceeding our reserves for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust our “Income taxes payable” which could materially impact our financial condition and results of operations.

Acquisitions

        We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

        In September 2006, we acquired assets and the stock of Enunciate. We paid CA$29.0 million in cash at closing and CA$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately CA$0.3 million has been allocated to acquired fixed assets, CA$0.3 million has been allocated to acquired working capital, CA$6.8 million has been allocated to identifiable customer lists and CA$0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CA$22.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

        In January 2006, we acquired all of the outstanding stock of Accucast. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. Subsequent to closing, we paid an additional $2.1 million cash purchase price upon the achievement of certain milestone targets as specified in the purchase agreement. We may pay up to an additional $0.9 million in cash purchase price based upon the achievement of an additional milestone integration target as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.3 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.2 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $13.2 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Liquidity and capital resources

        As of June 30, 2007, we had $25.8 million in cash and equivalents compared to $19.0 million at December 31, 2006. Cash balances residing outside of the U.S. at June 30, 2007 were $25.1 million compared to $18.4 million at December 31, 2006. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in “Other, net” in the accompanying consolidated statements of operations. Inter-company loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in the cumulative translation adjustment account on face of the condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At June 30, 2007, we had approximately $54.7 million of availability under our existing $300.0 million line of credit, without regard to the uncommitted accordion feature. Under our accordian feature we have the option of borrowing an additional $25.0 million as a result of our current leverage ratio from our most recent amendment. These funds have not been committed as of June 30, 2007. For a discussion of our line of credit, see “—Liquidity and capital resources —Capital resources.”

Cash provided by operating activities

        Net cash provided by operating activities totaled approximately $41.6 million for the six months ended June 30, 2007 compared to cash provided by operating activities of approximately $30.7 million for the same period in 2006. The increase in net cash provided by operating activities is associated with favorable working capital results primarily associated with the timing of income tax payments and increased net income offset by increased restructuring payments.

Cash used in investing activities

        Cash used in investing activities totaled $21.6 million for the six months ended June 30, 2007 compared to $34.5 million for the same period in 2006. The principal uses of cash used in investing activities for the six months ended June 30, 2007 included $20.2 million of capital expenditures and an aggregate of $1.3 million related to the payment of severance and non-compete obligations from prior year acquisitions. The principal uses of cash from investing activities for the six months ended June 30, 2006 were primarily associated with $18.8 million of capital expenditures and $15.7 million for costs associated with our acquisitions.

Cash used in/provided by financing activities

        Cash used in financing activities for the six months ended June 30, 2007 totaled $12.7 million compared with cash provided by financing activities of $4.4 million for the same period in 2006. Cash used in financing activities for the six months ended June 30, 2007 included $124.5 million of treasury stock purchases of which $122.6 million was associated with the shares repurchased in our self-tender offer, $0.9 million was associated with capitalized costs related to our self-tender offer and $1.0 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards, offset by $107.2 million of net borrowings on our line of credit and $6.9 million of proceeds from stock option exercises. Cash provided by financing activities for the six months ended June 30, 2006 included $22.1 million of net borrowings on our line of credit to fund treasury stock purchases of $19.0 million and proceeds from stock option exercises of $1.3 million.

Off-balance sheet arrangements

        As of June 30, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

State sales taxes

        We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. In March 2007, we were approached by the State of Illinois regarding the taxability of conferencing services in the state. In April 2007, we began assessing sales tax to our customers in Illinois. Returns were filed and approximately $0.5 million was paid to the Illinois Department of Revenue for taxable period prior to March 2007. Additional amounts may be due as these returns are audited. More states may claim that we are subject to an assessment of sales taxes. As of June 30, 2007 and December 31, 2006, we had reserved approximately $4.6 and $4.3 million, respectively, for certain state sales tax contingencies. These amounts are included in “Accrued taxes” in the accompanying condensed consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

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

        On July 13, 2006, the FASB issued FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

        We adopted the provisions of FIN 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN 48. As a result of our adoption of FIN 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as “Income taxes payable” in the accompanying condensed consolidated balance sheet. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997-2006 remain subject to income tax examinations by tax authorities.

        As permitted with the adoption of FIN 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of January 1, 2007, we had accrued interest and penalties of approximately $0.9 million related to uncertain tax positions.

        In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust our “Income taxes payable” which could materially impact our financial condition and results of operations.

Capital resources

        In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., which increased the amount available to us under our line of credit from $180.0 million to $300.0 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of June 30, 2007, we were in compliance in all material respects with the covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.00%. At June 30, 2007, our interest rate on 30-day LIBOR loans was 6.32%. As of June 30, 2007, we had approximately $243.8 million of borrowings outstanding and approximately $1.5 million in letters of credit outstanding under our line of credit. In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.6 million has been used to fund our self-tender offer in the second quarter of 2007.

        In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps were exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in the accompanying condensed consolidated statements of operations. Changes in fair value prior to the call and cancellation of these swaps were approximately $0.1 million for the six months ended June 30, 2007 and are recognized in earnings.

        In March and September 2006, we entered into our Yen-denominated line of credit for (Y)200.0 million and (Y)300.0 million, respectively, with Sumitomo Mitsui Banking which have interest rates of 1.875% and 1.61%, respectively, through March 2008. In May 2007, the (Y)200.0 million line of credit was amended to (Y)300.0 million. As of June 30, 2007, there were no outstanding borrowings under these facilities.

        At June 30, 2007, we had no other indebtedness outstanding except for the borrowings under our lines of credit and capital lease obligations with principal balances totaling approximately $3.5 million.

Liquidity

        As of June 30, 2007, we had $25.8 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the six months ended June 30, 2007. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which have historically been 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which have historically been approximately 2% to 3% of annual consolidated revenues. In 2006, capital expenditure funding requirements were slightly higher than our historical averages due to new product development and capacity expansion. In the first six months of 2007, we spent approximately $20.2 million in capital expenditures to fund capacity expansion, new product development, our automation initiatives and investment in re-engineering our service and support organizations. We expect capital expenditures in 2007 will total approximately 8% to 9% of consolidated revenues. We funded our self-tender offer through borrowings under our credit facility and purchased 9,687,841 shares of our common stock, representing approximately 14.0% of our outstanding shares, at $12.65 per share for a total purchase price of approximately $122.6 million, excluding fees. We have historically borrowed on our line of credit in order to fund acquisitions. At June 30, 2007, we had $54.7 million of available credit on our existing $300.0 million line of credit (without regard to the uncommitted accordion feature). Under our accordian feature we have the option of borrowing an additional $25.0 million as a result of our current leverage ratio from our most recent amendment. These funds have not been committed as of June 30, 2007. We believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

SUBSEQUENT EVENTS

        In August 2007, we repurchased 100,000 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $1.1 million.

        In July 2007, we acquired all of the outstanding stock of Budget Conferencing. We paid approximately US$19.0 million in cash at closing. We funded the purchase with our existing credit facility. We are in the process of completing our valuation of certain intangible assets in accordance with SFAS No. 141.

CRITICAL ACCOUNTING POLICIES

        “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

•	revenue recognition;
•	allowance for uncollectible accounts receivable;
•	goodwill and other intangible assets;
•	income taxes;
•	restructuring costs; and
•	legal contingencies.

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

•	Our ability to compete based on price and against our existing and future competitors;
•	Our ability to respond to rapid technological change and the development of alternatives to our services;
•	Market acceptance of new services and enhancements to existing services;
•	Costs or difficulties related to the integration of any new or acquired businesses and technologies;
•	Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks;
•	Our ability to increase our network capacity to meet customer demands;
•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;
•	Continued weakness in our legacy broadcast fax services;
•	Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements;
•	Increased leverage may harm our financial condition and results of operations;
•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;
•	Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods;
•	Assessment of income, state sales and other taxes for which we have not accrued;
•	Our ability to attract and retain qualified key personnel;
•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;
•	Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets;
•	Our ability to protect our proprietary technology and intellectual property rights;
•	Legislative or regulatory changes may adversely affect our business;
•	Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers;
•	Risks associated with expansion of our international operations and fluctuations in currency exchange rates;
•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;
•	Factors described under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and in our Form 10-Q for the quarter ended March 31, 2007; and
•	Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

        At June 30, 2007, we had borrowings of approximately $243.8 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $2.4 million based on our June 30, 2007 debt level.

        Approximately 39.4% of our consolidated revenues from continuing operations and 35.9% of our operating expenses from continuing operations were transacted in foreign currencies for the six-month period ended June 30, 2007. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for the six-month period ended June 30, 2007 by approximately $10.8 million and operating expenses for 2007 by approximately $8.9 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at June 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2007, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

        On February 2, 2007, the United States Court of Appeals for the Eleventh Circuit affirmed the district court’s order granting of our motion for summary judgment in a lawsuit alleging violations of securities laws filed in November 1998 against us and certain of our officers and directors. Plaintiffs had acquired our common stock in connection with our acquisition of Xpedite. Plaintiffs sought undisclosed damages together with pre-and post-judgment interest, punitive damages, costs and attorneys’ fees. On February 23, 2007, plaintiffs filed a petition for rehearing en banc and for panel rehearing with the Eleventh Circuit. On May 30, 2007, the Eleventh Circuit denied both of plaintiffs’ petitions.

        On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, ATS, as a party. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California. Discovery is on-going.

        On May 18, 2007, Gibson & Co. Ins. Brokers served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited facsimile advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per facsimile for alleged willful conduct in sending of the faxes. The court has also granted Quiznos’ motion to file a third party complaint to add us and Xpedite as defendants. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us and Xpedite. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quino’s entities. The case is currently in discovery, and no class has yet been certified, with the court granting plaintiff’s motion to extend the class certification deadline to August 31, 2007. We were served with non-party subpoenas for certain documents and information prior to being served with the amended complaint, for which we filed objections and provided certain responsive documents. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer, but, to date, these issues have not been resolved through litigation or otherwise. We intend to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter, and an adverse outcome could have a material effect on our business, financial condition and results of operation.

        We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

        Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2006 and Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2007 include a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factors previously disclosed in our SEC filings and updated below to reflect the completion of our tender offer and the amendment to our bylaws to declassify our board of directors, there have been no material changes from the risk factors disclosed in those reports.

Our level of indebtedness may harm our financial condition and results of operations.

        We have incurred a substantial amount of indebtedness under our credit facility. As of June 30, 2007, we had approximately $245.3 million of outstanding debt under our credit facility, with approximately $243.8 million in borrowings and $1.5 million in letters of credit outstanding. In April 2006, we increased our line of credit from $180.0 million to $300.0 million.

        On April 19, 2007, we entered into an amendment to our existing credit facility, which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions in the credit agreement to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of the our common stock during 2007. We utilized borrowings of approximately $122.6 million under our credit facility to finance our self-tender offer and accepted for purchase 9,687,841 shares of our common stock. The incurrence of debt to fund our tender offer may reduce our ability to engage in significant cash acquisitions. Increased indebtedness could reduce our ability to cover existing contingent or other future liabilities or otherwise negatively impact our liquidity during periods of increased capital or operating expenditures. There can be no assurance that we would be able to raise debt or equity financing in the future. We intend to repay borrowings made to finance our tender offer using cash from operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual meeting of shareholders was held on June 27, 2007. At the annual meeting, the following matters were voted on with the following results:

        Election of Directors. W. Steven Jones and J. Walker Smith, Jr. were elected to serve as Class I directors. Voting results were as follows:

Name of Director	Votes For	Votes Withheld
W. Steven Jones	62,061,078	417,866
J. Walker Smith, Jr.	62,197,434	281,510

The following persons continued as directors following the annual meeting: Boland T. Jones, Jeffrey T. Arnold, Wilkie S. Colyer, John R. Harris and Raymond H. Pirtle, Jr.

        Amendment to Bylaws. An amendment to our bylaws was approved to declassify our board of directors and provide for the annual election of all of our directors. Voting results were as follows:

Votes For	Votes Withheld	Abstentions
62,019,137	305,778	64,028

Beginning with our 2008 annual meeting, all members of our board of directors will be elected for one-year terms at each annual meeting.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS

(a) Exhibits

3.1	Amendment, adopted as of April 18, 2007, to the Registrant’s Second Amended and Restated Bylaws, adopted as of March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

3.2	Amendment, adopted as of June 27, 2007, to the Registrant’s Second Amended and Restated Bylaws, adopted as of March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on June 27, 2007).

10.1	Settlement Agreement, dated April 19, 2007, by and among the Company, Crescendo Partners II, L.P. Series E, Crescendo Investments II, LLC, Crescendo Advisors II, LLC, Eric S. Rosenfeld, Delacourt Holdings, Ltd., Colin D. Watson and the Premiere Full Value Committee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.2	Amendment No. 5 and Waiver, dated April 19, 2007, to the Credit Agreement by and among the Company as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	PREMIERE GLOBAL SERVICES, INC. /s/ Michael E. Havener Michael E. Havener Chief Financial Officer (principal financial and accounting officer and duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit
Number             Description

(a) Exhibits

3.1	Amendment, adopted as of April 18, 2007, to the Registrant’s Second Amended and Restated Bylaws, adopted as of March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

3.2	Amendment, adopted as of June 27, 2007, to the Registrant’s Second Amended and Restated Bylaws, adopted as of March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated and filed on June 27, 2007).

10.1	Settlement Agreement, dated April 19, 2007, by and among the Company, Crescendo Partners II, L.P. Series E, Crescendo Investments II, LLC, Crescendo Advisors II, LLC, Eric S. Rosenfeld, Delacourt Holdings, Ltd., Colin D. Watson and the Premiere Full Value Committee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.2	Amendment No. 5 and Waiver, dated April 19, 2007, to the Credit Agreement by and among the Company as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

