Form 10-Q
period 2007-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2007-11-08
CIK 880804

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007.

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

                             3280 PEACHTREE ROAD NW
                        THE TERMINUS BUILDING, SUITE 1000
                             ATLANTA, GEORGIA 30305
          (Address of principal executive offices, including zip code)

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

Large accelerated filer |_|   Accelerated filer |X|    Non-accelerated filer |_|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                      Outstanding at November 5, 2007
                  -----                      -------------------------------
      Common Stock, $0.01 par value                 62,101,746 Shares

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----

PART I          FINANCIAL INFORMATION

     Item 1     Condensed Consolidated Financial Statements

                Condensed Consolidated Balance Sheets
                as of September 30, 2007 and December 31, 2006                 1

                Condensed Consolidated Statements of Operations
                for the Three Months and Nine Months Ended
                September 30, 2007 and 2006                                    2

                Condensed Consolidated Statements of Cash Flows
                for the Nine Months Ended September 30, 2007
                and 2006                                                       3

                Notes to Condensed Consolidated Financial Statements           4

     Item 2     Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 18

     Item 3     Quantitative and Qualitative Disclosures About
                Market Risk                                                   32

     Item 4     Controls and Procedures                                       32

PART II         OTHER INFORMATION

     Item 1     Legal Proceedings                                             33

     Item 1A.   Risk Factors                                                  34

     Item 2     Unregistered Sales of Equity Securities and
                Use of Proceeds                                               34

     Item 3     Defaults Upon Senior Securities                               34

     Item 4     Submission of Matters to a Vote of Security Holders           34

     Item 5     Other Information                                             34

     Item 6     Exhibits                                                      34

SIGNATURES                                                                    36

EXHIBIT INDEX                                                                 37

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                      September 30,     December 31,
                                                                                                          2007              2006
                                                                                                      -------------     ------------
                                       ASSETS                                                          (Unaudited)
CURRENT ASSETS
     Cash and equivalents                                                                               $  27,720         $  18,977
     Accounts receivable (less allowances of $5,145 and $7,551, respectively)                              97,493            82,875
     Prepaid expenses and other current assets                                                             11,548             7,742
     Deferred income taxes, net                                                                             8,770            11,972
                                                                                                        ---------         ---------
          Total current assets                                                                            145,531           121,566

PROPERTY AND EQUIPMENT, NET                                                                               101,799            88,062

OTHER ASSETS
     Goodwill                                                                                             317,094           295,185
     Intangibles, net of amortization                                                                      37,989            38,357
     Deferred income taxes, net                                                                               556                --
     Other assets                                                                                           5,382             6,145
                                                                                                        ---------         ---------
                                                                                                        $ 608,351         $ 549,315
                                                                                                        =========         =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                                   $  54,886         $  48,967
     Income taxes payable                                                                                   6,975               878
     Accrued taxes                                                                                          7,436             6,011
     Accrued expenses                                                                                      34,393            28,697
     Current maturities of long-term debt and capital lease obligations                                     1,560             2,044
     Accrued restructuring costs                                                                            2,366             4,800
                                                                                                        ---------         ---------
          Total current liabilities                                                                       107,616            91,397
                                                                                                        ---------         ---------

LONG-TERM LIABILITIES
     Long-term debt and capital lease obligations                                                         258,198           136,738
     Accrued restructuring costs                                                                            1,773             2,339
     Accrued expenses                                                                                       4,631             1,831
     Deferred income taxes, net                                                                                --               719
                                                                                                        ---------         ---------
          Total long-term liabilities                                                                     264,602           141,627
                                                                                                        ---------         ---------

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
     Common stock, $.01 par value; 150,000,000 shares authorized, 61,880,328 and
     70,151,998 shares issued and outstanding in 2007 and 2006, respectively                                  619               702
     Additional paid-in capital                                                                           552,966           663,232
     Notes receivable, shareholder                                                                         (2,090)           (2,004)
     Cumulative translation adjustment                                                                     10,094             2,088
     Accumulated deficit                                                                                 (325,456)         (347,727)
                                                                                                        ---------         ---------
          Total shareholders' equity                                                                      236,133           316,291
                                                                                                        ---------         ---------
                                                                                                        $ 608,351         $ 549,315
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


                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                          Three Months Ended                 Nine Months Ended
                                                                             September 30,                      September 30,
                                                                       --------------------------        --------------------------
                                                                         2007             2006             2007             2006
                                                                       ---------        ---------        ---------        ---------
                                                                              (Unaudited)                        (Unaudited)
Revenues                                                               $ 139,845        $ 122,118        $ 413,490        $ 369,411

Operating Expenses:
     Cost of revenues (exclusive of depreciation and
        amortization shown separately below)                              57,428           49,571          168,106          147,171
     Selling and marketing                                                34,136           31,382          104,996           97,941
     General and administrative                                           15,928           15,442           49,798           44,021
     Research and development                                              3,625            3,118           10,404            8,768
     Depreciation                                                          7,239            6,208           21,554           17,973
     Amortization                                                          4,081            3,279           11,226            9,526
     Restructuring costs                                                      --              928            3,747            4,018
     Net legal settlements and related expenses                               --               --              284               --
                                                                       ---------        ---------        ---------        ---------
        Total operating expenses                                         122,437          109,928          370,115          329,418
                                                                       ---------        ---------        ---------        ---------

Operating income                                                          17,408           12,190           43,375           39,993
                                                                       ---------        ---------        ---------        ---------

Other (Expense) Income:
     Interest expense                                                     (4,253)          (2,548)          (9,159)          (6,454)
     Interest income                                                         202               74              443              305
     Other, net                                                              295             (228)             968             (197)
                                                                       ---------        ---------        ---------        ---------
        Total other (expense) income                                      (3,756)          (2,702)          (7,748)          (6,346)
                                                                       ---------        ---------        ---------        ---------

Income from continuing operations before income taxes                     13,652            9,488           35,627           33,647
Income tax expense                                                         4,884            2,771           12,078           13,264
                                                                       ---------        ---------        ---------        ---------
Income from continuing operations                                      $   8,768        $   6,717        $  23,549        $  20,383
                                                                       ---------        ---------        ---------        ---------

Net income                                                             $   8,768        $   6,717        $  23,549        $  20,383
                                                                       =========        =========        =========        =========

BASIC AND DILUTED EARNINGS:
     Income from continuing operations                                 $   8,768        $   6,717        $  23,549        $  20,383
                                                                       =========        =========        =========        =========
     Net income                                                        $   8,768        $   6,717        $  23,549        $  20,383
                                                                       =========        =========        =========        =========

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING                                 59,327           67,919           63,669           69,375
                                                                       =========        =========        =========        =========

Basic earnings per share:
     Continuing operations                                             $    0.15        $    0.10        $    0.37        $    0.29
                                                                       =========        =========        =========        =========
     Net income                                                        $    0.15        $    0.10        $    0.37        $    0.29
                                                                       =========        =========        =========        =========

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING                               60,402           68,611           64,949           70,147
                                                                       =========        =========        =========        =========

Diluted earnings per share:
     Continuing operations                                             $    0.15        $    0.10        $    0.36        $    0.29
                                                                       =========        =========        =========        =========
     Net income                                                        $    0.15        $    0.10        $    0.36        $    0.29
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


                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                                            Nine Months Ended
                                                                                                               September 30,
                                                                                                        ---------------------------
                                                                                                          2007              2006
                                                                                                        ---------         ---------
                                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                                           $  23,549         $  20,383
   Adjustments to reconcile net income to cash provided by operating activities:
     Depreciation                                                                                          21,554            17,973
     Amortization                                                                                          11,226             9,526
     Amortization of deferred financing costs                                                                 385               366
     Net legal settlements and related expenses                                                               284                --
     Payments for legal settlements and related expenses                                                       --            (2,496)
     Deferred income taxes, net of effect of acquisitions                                                     500               (74)
     Restructuring costs                                                                                    3,747             4,018
     Payments for restructuring costs                                                                      (6,543)           (3,534)
     Payments for discontinued operations                                                                    (650)             (733)
     Equity-based compensation                                                                              7,908             7,830
     Excess tax benefits from share-based payment arrangements                                              2,510                --
     Payments for state sales tax                                                                            (480)           (1,204)
     Loss on disposal of assets                                                                               146               278
     Changes in assets and liabilities, net of effect of acquisitions:
      Accounts receivable, net                                                                            (11,343)           (5,260)
      Prepaid expenses and other current assets                                                              (866)           (1,503)
      Accounts payable and accrued expenses                                                                13,822            (4,477)
                                                                                                        ---------         ---------
        Total adjustments                                                                                  42,200            20,710
                                                                                                        ---------         ---------
         Net cash provided by operating activities                                                         65,749            41,093
                                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                                                                    (30,545)          (26,824)
  Business acquisitions, net of cash acquired                                                             (20,958)          (43,291)
                                                                                                        ---------         ---------
         Net cash used in investing activities                                                            (51,503)          (70,115)
                                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Principal payments under borrowing arrangements                                                        (254,934)          (63,098)
  Principal proceeds under borrowing arrangements                                                         371,469           120,900
  Excess tax benefits for share-based payment arrangements                                                 (2,510)               --
  Purchase of treasury stock, at cost                                                                    (127,177)          (29,566)
  Exercise of stock options                                                                                 7,249             2,168
                                                                                                        ---------         ---------
         Net cash (used in) provided by financing activities                                               (5,903)           30,404
                                                                                                        ---------         ---------

Effect of exchange rate changes on cash and cash equivalents                                                  400               719
                                                                                                        ---------         ---------

NET INCREASE IN CASH AND EQUIVALENTS                                                                        8,743             2,101
                                                                                                        ---------         ---------
CASH AND EQUIVALENTS, beginning of period                                                                  18,977            20,508
                                                                                                        ---------         ---------
CASH AND EQUIVALENTS, end of period                                                                     $  27,720         $  22,609
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


                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. THE COMPANY AND ITS BUSINESS

      We are a global provider of on-demand business process improvement solutions. Our Premiere Global Communications Operating System (PGiCOS) offers hundreds of industry specific business applications within the following solutions: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing. The unaudited condensed consolidated balance sheet as of September 30, 2007, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three and nine months ended September 30, 2007 are not indicative of the results that may be expected for the full fiscal year of 2007 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

      Included in accounts receivable at September 30, 2007 and December 31, 2006 was earned but unbilled revenue of approximately $7.3 million and $4.7 million, respectively. Unbilled revenue consists of earned but not yet billed revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Unbilled revenue is billed within 30 days of calendar month end.

Software Development Costs

      Pursuant  to  the  American  Institute  of  Certified  Public  Accountants
Statement  of  Position  (SOP)  98-1,  "Accounting  for the  Costs  of  Software
Developed or Obtained for Internal Use," we capitalized development costs incurred on software associated with new services and enhancements to existing services. For the three months ended September 30, 2007 and 2006, we capitalized approximately $4.3 million and $2.5 million, respectively, of software development costs. For the nine months ended September 30, 2007 and 2006, we capitalized approximately $10.0 million and $9.9 million, respectively, of software development costs. These capitalized costs are amortized on a straight-line basis over the estimated life of the applicable software, not to exceed three years. Depreciation expense recorded for completed phases of software development in the three and nine months ended September 30, 2007 was $0.8 million and $2.3 million, respectively. Depreciation expense recorded for completed phases of software development in the three and nine months ended September 30, 2006 was $0.6 million and $1.8 million, respectively.

Revenue Recognition

      We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed period minimum revenue commitments. Unbilled revenue consists of earned but not yet billed revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," as amended by SAB 101A, 101B and SAB 104.

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

State sales taxes

      We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" (SFAS No. 5). Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. In March 2007, we were approached by the State of Illinois regarding the taxability of conferencing services in the state. In April 2007, we began assessing sales tax to our customers in Illinois. Returns were filed and approximately $0.5 million was paid to the Illinois Department of Revenue for taxable period prior to March 2007. Additional amounts may be due as these returns are audited. More states may claim that we are subject to an assessment of sales taxes. As of September 30, 2007 and December 31, 2006, we had reserved approximately $4.8 and $4.3 million, respectively, for certain state sales tax contingencies. These amounts are included in "Accrued taxes" in the accompanying condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

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

      On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -An
Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

      We adopted the provisions of FIN 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN 48. As a result of our adoption of FIN 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as "Income taxes payable" in the accompanying condensed consolidated balance sheet. We file

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

federal  income  tax  returns  and income  tax  returns  in  various  states and
international  jurisdictions.  In  major  tax  jurisdictions,   tax  years  from
1997-2006 remain subject to income tax examinations by tax authorities.

      As permitted with the adoption of FIN 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of January 1, 2007, we had accrued interest and penalties of approximately $0.9 million related to uncertain tax positions.

      In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust "Income taxes payable" which could materially impact our financial condition and results of operations.

Treasury Stock

      All treasury stock transactions are recorded at cost. As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. During the nine months ended September 30, 2007, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-tender offer for approximately $122.5 million and incurred costs associated with the tender offer of approximately $0.9 million that included legal, printing and dealer manager fees that were included in "Additional paid-in capital." We also repurchased during the nine months ended September 30, 2007 144,400 shares of our common stock in the open market pursuant to our Board-approved stock repurchase program for approximately $1.6 million. In addition, we withheld approximately 225,000 shares of our common stock to satisfy certain of our employees' tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $2.2 million to the Internal Revenue Service on their behalf. During the nine months ended September 30, 2006, we repurchased 3,662,038 shares of our common stock in the open market for approximately $28.0 million pursuant to our Board-approved stock repurchase programs. In addition, during the nine months ended September 30, 2006, we withheld approximately 215,000 shares of our common stock to satisfy certain of our employees' tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $1.6 million to the IRS on their behalf.

Other Comprehensive Income (Loss)

      Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments represent the only component of other comprehensive income (loss) at September 30, 2007 and December 31, 2006. For the nine months ended September 30, 2007 and 2006, total other comprehensive income was approximately $31.6 million and $24.7 million, respectively. Accumulated other comprehensive loss was $242.4 million and $274.0 million at September 30, 2007 and December 31, 2006, respectively.

New Accounting Pronouncements

      We will be required to adopt SFAS No. 157 "Fair Value Measurements" (SFAS No. 157) for the fiscal year beginning January 1, 2008. SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. We are in the process of evaluating the impact of SFAS 157 on our results of operations and financial position.

      In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities" (SFAS No. 159). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

are recorded on different bases and is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the impact of SFAS No. 159, if elected, on our results of operations and financial position.

Reclassifications

      Certain prior year amounts in our condensed consolidated financial statements have been reclassified to conform to our new segment presentation. In the fourth quarter of 2006, we began reporting our financial results on a geographic regional basis and no longer report under our former Conferencing & Collaboration and Data Communications business segments. In the second quarter of 2007, we completed a detailed review of approximately $2.6 million in credit balances recorded in "Accounts receivable" and determined that the classification of these balances in the allowance account was a more appropriate presentation. The December 31, 2006 allowance balance was adjusted to reflect this reclassification.

Goodwill and Intangible Assets

      Summarized below are the carrying value and accumulated amortization of intangible assets that continue to be amortized under SFAS No. 142, "Accounting For Goodwill and Other Intangible Assets" (SFAS No. 142) (in thousands):

                                         September 30, 2007                           December 31, 2006
                              ---------------------------------------       ---------------------------------------
                               Gross                            Net          Gross                            Net
                              Carrying      Accumulated      Carrying       Carrying      Accumulated      Carrying
                                Value       Amortization       Value         Value       Amortization        Value
                              --------      ------------     --------       --------     ------------      --------
Intangible assets             $169,197       $(131,208)       $37,989       $157,788      $(119,431)        $38,357

      Intangible assets are amortized on a straight-line basis with an estimated useful life between one and five years. Amortization expense for the intangible assets above is expected to be approximately $4.1 million for the remainder of 2007, $13.5 million in 2008, $9.7 million in 2009, $5.3 million in 2010, $3.3 million in 2011 and $0.9 million in 2012.

      Goodwill and intangible assets by reportable segment at September 30, 2007 and December 31, 2006 are as follows (in thousands):

                                                                         North                             Asia
                                                                        America          Europe           Pacific           Total
                                                                       ---------        ---------        ---------        ---------
Goodwill carrying value at December 31, 2006                           $ 268,458        $  22,556        $   4,171        $ 295,185
Additions and adjustments                                                 19,186            2,221              502           21,909
                                                                       ---------        ---------        ---------        ---------
Goodwill carrying value at September 30, 2007                          $ 287,644        $  24,777        $   4,673        $ 317,094
                                                                       =========        =========        =========        =========

Intangibles carrying value at December 31, 2006                        $  33,327        $   3,582        $   1,448        $  38,357
Additions and adjustments                                                 10,401              302              155           10,858
Amortization                                                              (9,850)          (1,052)            (324)         (11,226)
                                                                       ---------        ---------        ---------        ---------
Intangibles carrying value at September 30, 2007                       $  33,878        $   2,832        $   1,279        $  37,989
                                                                       =========        =========        =========        =========

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3. RESTRUCTURING COSTS

      Consolidated restructuring costs at December 31, 2006 and September 30, 2007 are as follows (in thousands):

                                                        Accrued           2007                                            Accrued
                                                        Costs at        Charge To                       Adjustment       Costs at
                                                      December 31,     Continuing        Costs          of Accrued     September 30,
Consolidated                                              2006         Operations       Incurred          Costs            2007
------------                                          ------------     ----------       --------        ----------     -------------
Accrued restructuring costs:
   Severance and exit costs                             $ 4,027         $ 4,098         $(6,097)         $  (452)         $ 1,576
   Contractual obligations                                3,112             100            (649)              --            2,563
                                                        -------         -------         -------          -------          -------
   Accrued restructuring costs                          $ 7,139         $ 4,198         $(6,746)         $  (452)         $ 4,139
                                                        =======         =======         =======          =======          =======

Realignment of Workforce - 2007

      During the three months ended June 30, 2007, we executed a restructuring plan to consolidate our non-Conferencing Solutions service delivery organizations. As part of this consolidation, we eliminated approximately 86 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions. Additionally, we incurred $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. Estimated annual savings from this consolidation is approximately $6.0 million. During the three and nine months ended September 30, 2007, we paid approximately $2.0 million and $2.8 million, respectively, related to these severance and exit costs. We anticipate the majority of this $4.1 million restructuring cost to be paid during 2007. Our reserve for these restructuring costs at September 30, 2007 was approximately $1.3 million, which reflects the impact of foreign exchange rate movement of the reserve balance.

Realignment of Workforce - 2006

      In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing &
Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred an aggregate of approximately $8.0 million in severance costs associated with the elimination of these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.2 million in Europe and $0.7 million in Asia Pacific. In the three and nine months ended September 30, 2007, we paid approximately $0.2 million and $3.4 million, respectively, related to these severance and exit costs. During the nine months ended September 30, 2007, we adjusted our restructuring reserve by approximately $0.5 million as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay the majority of these remaining severance obligations during 2007. Our reserve for these restructuring costs at September 30, 2007 was approximately $0.2 million. Our reserve for restructuring costs incurred in years prior to 2006 was approximately $2.6 million at September 30, 2007.

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

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

North America

      In July 2007, we acquired assets and the stock of Budget Conferencing, a Canadian-based provider of audio and Web conferencing services. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, "Business Combinations" (SFAS No. 141), and approximately, $0.2 million has been allocated to acquired fixed assets, $1.4 million has been allocated to other acquisition liabilities, $6.6 million has been allocated to identifiable customer lists, $1.3 million has been allocated to trademarks and $1.4 million has been allocated to a non-compete agreement, with the identifiable customer lists, trademarks and non-compete agreements amortized over five-year useful lives. In addition, $2.9 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $15.2 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

      In September 2006, we acquired assets and the stock of Enunciate Corporation, a Canadian-based provider of audio and Web conferencing services. We paid CA$29.0 million in cash at closing and CA$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141, "Business Combinations" (SFAS No. 141), and approximately CA$0.3 million has been allocated to acquired fixed assets, CA$0.3 million has been allocated to acquired working capital, CA$6.8 million has been allocated to identifiable customer lists and CA$0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CA$22.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

      In January 2006, we acquired all of the outstanding stock of Accucast, Inc., a U.S.-based provider of e-mail communication services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. Subsequent to closing, we paid an additional $3.0 million cash purchase price upon the achievement of certain milestone targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.2 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. The residual $13.9 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

5. INDEBTEDNESS

      In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., which increased the amount available to us under our line of credit from $180.0 million to $300.0 million,

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of
2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.6 million has been used to fund our self-tender offer in the second quarter of 2007. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of September 30, 2007, we were in compliance in all material respects with the covenants under our line of credit. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At September 30, 2007, our interest rate on 30-day LIBOR loans was 6.62875%. As of September 30, 2007, we had approximately $255.0 million of borrowings outstanding and approximately $1.7 million in letters of credit outstanding under our line of credit.

      In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps were exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in "Interest expense" in the accompanying condensed consolidated statements of operations. Changes in fair value prior to the termination of these swaps were approximately $0.1 million for the six months ended June 30, 2007 and are recognized in earnings.

      In August and September 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% plus applicable spread. These swaps are exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and will account for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Changes in fair value, which were approximately $0.2 million for the three months ended September 30, 2007 are recognized in earnings.

      In March and September 2006, we entered into our Yen-denominated line of credit for (Y)200.0 million and (Y)300.0 million, respectively, with Sumitomo Mitsui Banking which have interest rates of 1.875% and 1.61%, respectively, through March 2008. In May 2007, the (Y)200.0 million line of credit was amended to (Y)300.0 million. As of September 30, 2007, there were no outstanding borrowings under these facilities.

      At September 30, 2007, we had no other indebtedness outstanding except for the borrowings under our lines of credit and capital lease obligations with principal balances totaling approximately $4.8 million.

6. EQUITY-BASED COMPENSATION

      On January 1, 2006, we adopted, using the modified prospective application, SFAS 123(R), "Share Based Payment" (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. It did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, "Accounting for Stock Based Compensation" (SFAS 123), as originally issued and Emerging Issues Task Force

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

(EITF) 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

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

      Prior to the adoption of SFAS 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option," (EITF 00-15). SFAS 123(R) superseded EITF 00-15, amended SFAS 95, "Statement of Cash Flows," and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statements of cash flows as financing cash inflows.

      The effect of adopting SFAS 123(R) on our income from continuing operations, income from continuing operations before income taxes, net income and basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 and net cash provided by operating activities and net cash (used in) provided by financing activities for the nine months ended September 30, 2007 and 2006 is as follows (in thousands, except per share data):

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                                            Three Months Ended             Nine Months Ended
                                                                         ------------------------      -------------------------
                                                                         September      September      September       September
                                                                         30, 2007       30, 2006       30, 2007        30, 2006
                                                                         --------       --------       --------        --------
Income from continuing operations, as reported                           $  8,768       $  6,717       $ 23,549        $ 20,383
Effect of adopting SFAS 123(R) on income from
    operations                                                                 66            335            435           1,367
                                                                         --------       --------       --------        --------
Pro forma income from continuing operations                              $  8,834       $  7,052       $ 23,984        $ 21,750
                                                                         ========       ========       ========        ========

Income from continuing operations before income taxes,
    as reported                                                          $ 13,652       $  9,488       $ 35,627        $ 33,647
Effect of adopting SFAS 123(R) on income before
    income taxes                                                              103            515            677           2,100
                                                                         --------       --------       --------        --------
Pro forma income from continuing operations before
    income taxes                                                         $ 13,755       $ 10,003       $ 36,304        $ 35,747
                                                                         ========       ========       ========        ========

Net income, as reported                                                  $  8,768       $  6,717       $ 23,549        $ 20,383
Effect of adopting SFAS 123(R) on net income                                   66            335            435           1,367
                                                                         --------       --------       --------        --------
Pro forma net income                                                     $  8,834       $  7,052       $ 23,984        $ 21,750
                                                                         ========       ========       ========        ========

Net income per share, as reported:
    Basic                                                                $   0.15       $   0.10       $   0.37        $   0.29
    Diluted                                                              $   0.15       $   0.10       $   0.36        $   0.29

Effect of adopting SFAS 123(R) on net income per share,
    basic and diluted                                                    $   0.00       $   0.00       $   0.01        $   0.02

Pro forma net income per share:
    Basic                                                                $   0.15       $   0.10       $   0.38        $   0.31
    Diluted                                                              $   0.15       $   0.10       $   0.37        $   0.31

Net cash provided by operating activities                                       ~              ~       $ 65,749        $ 41,093
Effect of adopting SFAS 123(R) on cash provided by
    operating activities                                                        ~              ~         (2,510)             --
                                                                                                       --------        --------
Pro forma net cash provided by operating activities                             ~              ~       $ 63,239        $ 41,093
                                                                                                       ========        ========

Net cash (used in) provided by financing activities                             ~              ~       $ (5,903)       $ 30,404
Effect of adopting SFAS 123(R) on cash (used in)
    provided by  financing activities                                           ~              ~          2,510              --
                                                                                                       --------        --------
Pro forma  net cash (used in) provided by financing
    activities                                                                  ~              ~       $ (3,393)       $ 30,404
                                                                                                       ========        ========

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

      Under our 2004 plan, a total of 4.0 million shares of our common stock have been reserved in connection with awards. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 2004 plan during any one calendar year to any one grantee is 1.0 million shares and $8.0 million, respectively. No more than 50% of awards under our 2004 plan may be granted in the form of "full value" awards, such as restricted stock, subject to anti-dilution adjustments.

      As of January 1, 2006, we had issued two types of equity-based payment arrangements: stock options and restricted stock awards.

Stock Options

      The following table summarizes the stock options activity under our stock plans from December 31, 2006 to September 30, 2007:

                                                                                                 Weighted
                                                                                                  Average             Aggregate
                                                                             Options           Exercise Price      Intrinsic Value
                                                                            ----------         --------------      ---------------
Options outstanding at December 31, 2006:                                    2,651,473              $7.25
   Granted                                                                          --               0.00
   Exercised                                                                (1,120,888)              6.47             $6,628,913
   Expired                                                                    (216,411)              8.37
                                                                            ----------              -----
Options outstanding at September 30, 2007                                    1,314,174              $7.73             $6,471,521
                                                                            ==========              =====             ==========

Options exercisable at September 30, 2007                                    1,190,659              $7.41             $6,241,251
                                                                            ==========              =====             ==========

      For the three and nine months ended September 30, 2007, we recognized equity-based compensation expense of approximately $0.1 million and $0.7 million, respectively, related to the vesting of stock options. For the three and nine months ended September 30, 2006, we recognized equity-based compensation expense of approximately $0.5 million and $2.1 million, respectively, related to the vesting of stock options. As of September 30, 2007, we had approximately $0.6 million of unvested stock options, which we will record in our statements of operations over a weighted average recognition period of less than two years.

Restricted Stock

      The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2006 to September 30, 2007:

                                                                          Weighted Average       Aggregate
                                                          Shares               Price          Intrinsic Value
                                                        ---------         ----------------    ---------------
Outstanding at December 31, 2006                        2,498,168              $ 9.00
   Granted                                                753,158               12.00
   Vested/released                                       (726,775)               9.58            $8,849,630
   Forfeited                                              (98,667)               8.31
                                                        ---------              ------
Outstanding at September 30, 2007                       2,425,884              $ 9.79
                                                        =========              ======

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      For the three and nine months ended September 30, 2007, we recognized equity-based compensation expense of approximately $2.5 and $7.2 million, respectively, related to the vesting of restricted stock. For the three and nine months ended September 30, 2006, we recognized equity-based compensation expense of approximately $2.2 million and $5.7 million, respectively, related to the vesting of restricted stock. As of September 30, 2007, we had approximately $21.5 million of unvested restricted stock which we will record in our statements of operations over a weighted average recognition period of less than five years.

7. EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

      Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2007 and December 31, 2006, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income (loss) per share calculation until the shares are vested.

      Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding stock options, unvested restricted shares and warrants are potentially dilutive securities during the three and nine months ended September 30, 2007 and 2006. The difference between basic and diluted weighted average shares outstanding was the dilutive effect of stock options, unvested restricted shares and warrants computed as follows (in thousands, except for share data):

                                                          Three Months Ended                        Three Months Ended
                                                          September 30, 2007                        September 30, 2006
                                                 -------------------------------------     -------------------------------------
                                                               Weighted       Earnings                  Weighted        Earnings
                                                   Net          Average         Per          Net         Average          Per
                                                 Income          Share         Share       Income         Share          Share
                                                 ------       ----------      --------     ------       ----------      --------
Basic EPS                                        $8,768       59,327,119       $0.15       $6,717       67,918,830       $0.10
Effect of dilutive securities:
    Stock options                                     ~          462,893           ~            ~          548,882           ~
    Unvested restricted shares                        ~          573,872           ~            ~          143,410           ~
    Warrants                                          ~           38,156           ~            ~               --           ~
                                                              ----------                                ----------
Diluted EPS                                      $8,768       60,402,040       $0.15       $6,717       68,611,122       $0.10
                                                 ======       ==========       =====       ======       ==========       =====

                                                           Nine Months Ended                        Nine Months Ended
                                                           September 30, 2007                       September 30, 2006
                                                --------------------------------------     -------------------------------------
                                                               Weighted       Earnings                  Weighted        Earnings
                                                   Net          Average         Per          Net         Average          Per
                                                 Income          Share         Share       Income         Share          Share
                                                -------       ----------      --------     ------       ----------      --------
Basic EPS                                       $23,549       63,669,181       $0.37        $20,383     69,374,518       $0.29
Effect of dilutive securities:
    Stock options                                                623,770                                   609,214
    Unvested restricted shares                                   626,647                                   163,163
    Warrants                                                      29,437                                        --
                                                              ----------                                ----------
Diluted EPS                                     $23,549       64,949,035       $0.36        $20,383     70,146,895       $0.29
                                                =======       ==========       =====        =======     ==========       =====

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

      The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2007 excludes the effect of approximately 71,000 and 42,000, respectively, of out-of-the-money options, warrants and restricted shares because their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the three and nine months ended September 30, 2006 excludes the effect of approximately 2.4 million and 2.2 million, respectively, of out-of-the-money options and restricted shares because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Asset retirement obligation

      In January 2006, we were notified by our current landlord of their intent to exercise a clause in our existing corporate headquarters leases to require certain site remediation costs to the space prior to us vacating in August 2007. As a result, in accordance with SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), we recorded approximately $0.8 million for remediation costs at December 31, 2005. In 2006, we decreased this estimate of site remediation costs by $0.3 million through negotiations with our landlord and contractors. We anticipate the majority of this obligation will be paid during 2007. The remaining balance in this accrual at September 30, 2007 is $0.5 million.

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

      On February 2, 2007, the United States Court of Appeals for the Eleventh Circuit affirmed the district court's order granting of our motion for summary judgment in a lawsuit alleging violations of securities laws filed in November 1998 against us and certain of our officers and directors. Plaintiffs had acquired our common stock in connection with our acquisition of Xpedite Systems, Inc. (n/k/a Xpedite Systems, LLC). Plaintiffs sought undisclosed damages together with pre-and post-judgment interest, punitive damages, costs and attorneys' fees. On February 23, 2007, plaintiffs filed a petition for rehearing en banc and for panel rehearing with the Eleventh Circuit. On May 30, 2007, the Eleventh Circuit denied both of plaintiffs' petitions. The plaintiffs did not seek any further appeals, and the time to do so has now expired. We consider this matter closed.

      On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging that the defendants' "automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone" infringe six of plaintiff's patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys' fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys' fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, American Teleconferencing Services, Ltd., as a party. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California. Discovery is on-going.

      On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited facsimile advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per facsimile for alleged willful conduct in sending of the faxes. The court has also granted Quizno's motion to file a third party

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

complaint to add us and Xpedite as defendants. On June 26, 2007, we answered the plaintiff's amended complaint, including asserting cross-claims against the Quizno's defendants. On June 29, 2007, the Quizno's defendants filed their answer and asserted cross-claims against us and Xpedite. On July 31, 2007, the court entered an order in which it granted certain Quizno's defendants' motion to dismiss and denied the motion with respect to other Quino's entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno's defendants, Growth Partners (Quizno's consultant), Xpedite and us. On September 21, 2007, we filed our answer and affirmative defenses. On October 1, 2007, certain Quizno's defendants filed a motion to dismiss which is under consideration by the Court. When that motion is decided, cross-claims will be filed by Xpedite and us. The case is currently in discovery, and no class has yet been certified, with the court granting plaintiff's motion to extend the class certification deadline to November 30, 2007. We were served with non-party subpoenas for certain documents and information prior to being served with the amended complaint, for which we filed objections and provided certain responsive documents. We have asserted indemnity rights against our customer Quizno's, a defendant in this case, and insurance coverage against our insurer. To date, our indemnity claim against our customer Quizno's has not been resolved through litigation or otherwise. Our insurer has agreed to participate in the defense of Xpedite and us in connection with the plaintiff's claims against Xpedite and us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. We intend to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter, and an adverse outcome could have a material effect on our business, financial condition and results of operation.

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

      Information concerning the operations in these reportable segments is as follows (in millions):

                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                       September 30,
                                                                        ------------------------            ------------------------
                                                                         2007              2006              2007              2006
                                                                        ------            ------            ------            ------
Revenues:
Revenues from continuing operations:
    North America                                                       $ 89.8            $ 78.2            $265.8            $238.0
    Europe                                                                24.4              22.4              74.7              69.7
    Asia Pacific                                                          25.6              21.5              73.0              61.7
                                                                        ------            ------            ------            ------
                                                                        $139.8            $122.1            $413.5            $369.4
                                                                        ======            ======            ======            ======
Income:
Income from continuing operations:
    North America                                                       $  5.5            $  3.1            $ 13.8            $ 13.4
    Europe                                                                 1.3               2.0               5.9               3.9
    Asia Pacific                                                           2.0               1.6               3.8               3.1
                                                                        ------            ------            ------            ------
                                                                        $  8.8            $  6.7            $ 23.5            $ 20.4
                                                                        ======            ======            ======            ======

                 PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                                        Nine Months Ended
                                                 ------------------------------
                                                 September 30,     December 31,
                                                     2007              2006
                                                 -------------     ------------
Identifiable Assets:
    North America                                   $482.5            $439.7
    Europe                                            81.9              71.4
    Asia Pacific                                      44.0              38.2
                                                    ------            ------
                                                    $608.4            $549.3
                                                    ======            ======

10. STATEMENT OF CASH FLOW INFORMATION

      Supplemental disclosure of cash flow information (in thousands):

                                                      Three Months Ended           Nine Months Ended
                                                         September 30,               September 30,
                                                     --------------------         --------------------
                                                      2007          2006           2007         2006
                                                     ------        ------         ------       -------
Cash paid during the year for:
    Interest                                         $4,433        $1,941         $9,433       $ 5,231
    Income taxes, net                                $2,762        $3,805         $6,355       $14,565

11. SUBSEQUENT EVENTS

      In November 2007, our chief executive officer, Boland T. Jones, repaid approximately $0.4 million of his outstanding loans to us, which are classified as "Notes receivable, shareholder" on the face of the condensed consolidated balance sheets. The principal amount outstanding under all remaining loans owed to us by Mr. Jones is approximately $1.7 million as of November 6, 2007.

      In November 2007, we acquired all of the outstanding equity interests in NetConnect Systems AS, a Norwegian-based conferencing services provider, offering services under the Meet24 brand. We paid approximately NOK $150.0 million in cash at closing. We funded the purchase through cash on hand and our existing credit facility. We are in the process of completing our valuation of certain intangible assets in accordance with SFAS No. 141.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      We are a global provider of on-demand business process improvement solutions. Our Premiere Global Communications Operating System (PGiCOS) offers hundreds of industry specific business applications within the following solutions: Conferencing, Desktop Fax, Document Delivery, Accounts Receivable Management, Notifications & Reminders and eMarketing.

      Key highlights of our financial accomplishments during the third quarter of 2007 include:

      o Grew consolidated revenues by approximately 14.5% in the third quarter of 2007 compared to the third quarter of 2006;

      o Continued to grow revenue from our Conferencing Solutions, with approximately 30.3% growth in this solution set compared to the comparable prior year period; and

      o Grew cash flows provided by operating activities by approximately 133.9% compared to the third quarter of 2006.

      For the remainder of 2007, we plan to continue to focus on our initiatives to move all of our company's capabilities online and to continue to refine and improve our market strategy, which we believe will assist us in our objectives of increased solutions-based revenue growth and improved profitability.

      We believe that our online initiative, which will make all of our solutions and applications accessible through a single point of presence at PGiConnect.com, opens a new sales channel that will improve our revenue growth by increasing our geographic and customer reach. We believe that our more focused cross-selling efforts under our unified sales management team and the systematic introduction of PGiCOS to all of our enterprise customers to drive adoption of additional solutions per customer will help accelerate revenue growth in our core solution sets. In addition, by continuing to drive many of our customer service and support capabilities into a self-serve Web environment, we believe we will improve our customer experience and generate additional efficiencies throughout our business. We believe that over time these efficiencies will help us reduce our service and support costs as a percent of revenues and further our goal of improving profitability.

      We also intend to explore new packaging and pricing options for our solutions, including offering subscription-based and license pricing and application bundles targeted at specific vertical markets, which we plan to continue to introduce through our Web sales channel. We believe that a gradual migration over time towards this type of pricing is consistent with the pricing of other on-demand services and will lead to more predictable revenues.

      We also plan to improve our profitability by continuing to automate our internal processes and by focusing our development efforts on continuing to enhance open access to our platform and solutions and on more highly automated applications that have quicker sales cycles and implementation times. We recently launched a developer community within PGiConnect.com and have partnered with third party developers and systems integrators to assist us in these efforts.

      We believe our success against these objectives will enable us to continue to increase our market share and to improve shareholder value throughout the remainder of 2007.

      The results of operations for the three and nine months ended September 30, 2007, are not indicative of the results that may be expected for the full fiscal year of 2007 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2006, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

      The following table presents certain financial information about our segments for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate geographic segment:

                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                       September 30,
                                                                        ------------------------            ------------------------
                                                                         2007              2006              2007              2006
                                                                        ------            ------            ------            ------
Revenues:
Revenues from continuing operations:
    North America                                                       $ 89.8            $ 78.2            $265.8            $238.0
    Europe                                                                24.4              22.4              74.7              69.7
    Asia Pacific                                                          25.6              21.5              73.0              61.7
                                                                        ------            ------            ------            ------
                                                                        $139.8            $122.1            $413.5            $369.4
                                                                        ======            ======            ======            ======
Income:
Income from continuing operations:
    North America                                                       $  5.5            $  3.1            $ 13.8            $ 13.4
    Europe                                                                 1.3               2.0               5.9               3.9
    Asia Pacific                                                           2.0               1.6               3.8               3.1
                                                                        ------            ------            ------            ------
                                                                        $  8.8            $  6.7            $ 23.5            $ 20.4
                                                                        ======            ======            ======            ======

Revenues

      Consolidated revenues from continuing operations increased 14.5% to $139.8 million for the three months ended September 30, 2007 compared with $122.1 million for the same period in 2006 and increased 11.9% to 413.5 million for the nine months ended September 30, 2007 compared with $369.4 million for the same period in 2006.

      For the three months ended September 30, 2007 and 2006, North America revenue was 64.2% and 64.1% of consolidated revenues, respectively, and for the nine months ended September 30, 2007 and 2006, North America revenue was 64.3% and 64.4% of consolidated revenues, respectively. For the three months ended September 30, 2007 and 2006, North America experienced a 14.7% increase in revenue from $78.2 million to $89.8 million, and for the nine months ended September 30, 2007 and 2006, North America experienced an 11.7% increase in revenue from $238.0 million to $265.8 million. These increases in revenue were attributable primarily to organic growth in our Conferencing Solutions and our acquisitions of Enunciate, Budget and Accucast, offset in part by declines in our broadcast fax revenue. Our Conferencing Solutions revenue in North America was approximately $67.7 million and $53.5 million for the three months ended September 30, 2007 and 2006, respectively, and $199.1 million and $161.1 million for the nine months ended September 30, 2007 and 2006, respectively. Our broadcast fax revenue in North America was approximately $4.9 million and $6.6 million for the three months ended September 30, 2007 and 2006, respectively, and $15.7 million and $22.7 million for the nine months ended September 30, 2007, respectively.

      For the three months ended September 30, 2007 and 2006, Europe revenue was 17.5% and 18.3% of consolidated revenues, respectively, and for the nine months ended September 30, 2007 and 2006, Europe revenue was 18.1% and 18.9% of consolidated revenues, respectively. For the three months ended September 30, 2007 and 2006, Europe experienced a 9.2% increase in revenue from $22.4 million to $24.4 million, and for the nine months ended September 30, 2007, Europe experienced a 7.2% increase in revenue from $69.7 million to $74.7 million. These increases in revenue were attributable primarily to organic growth in our Conferencing Solutions and the strengthening of the Euro and British Pound to the U.S. dollar, offset in part by declines in our broadcast fax revenue. Fluctuations in foreign exchange rates resulted in revenue growth of approximately $1.7 and $5.5 million for the three and nine months ended September 30, 2007, respectively. Our Conferencing Solutions revenue in Europe was approximately $11.0 million and $7.8 million for the three months ended September 30, 2007 and 2006, respectively, and $31.6 million and $22.4 million for the nine months ended September 30, 2007 and 2006, respectively. Our broadcast fax revenue in Europe was approximately $5.5 million and $6.4 million for the three months ended September 30, 2007 and 2006, respectively, and $18.4 million and $22.7 million for the nine months ended September 30, 2007 and 2006, respectively.

      For the three months ended September 30, 2007 and 2006, Asia Pacific revenue was 18.3% and 17.6% of consolidated revenues, respectively, and for the nine months ended September 30, 2007 and 2006, Asia Pacific revenue was 17.6% and 16.7% of consolidated revenues, respectively. For the three months ended September 30, 2007 and 2006, Asia Pacific experienced a 19.4% increase in revenue from $21.5 million to $25.6 million and for the nine months ended September 30, 2007, Asia Pacific experienced an 18.2% increase in revenue from $61.7 million to $73.0 million. These increases in revenue were attributable primarily to organic growth in our Conferencing Solutions, the strengthening of the Australian Dollar and Japanese Yen to the U.S. dollar, growth in our maritime Notifications & Reminders solution (which we resale from a third party to shipping companies in this region) and our ECT acquisition, offset in part by declines in our broadcast fax revenue. Our Conferencing Solutions revenue in Asia Pacific was approximately $11.3 million and $7.8 million for the three months ended September 30, 2007 and 2006, respectively, and $30.8 million and $21.0 million for the nine months ended September 30, 2007 and 2006, respectively. Our broadcast fax revenue in Asia Pacific was approximately $8.2 million and $8.3 million for the three months ended September 30, 2007 and 2006, respectively, and $24.3 million and $26.0 million for the nine months ended September 30, 2007 and 2006, respectively.

Cost of revenues

      Consolidated cost of revenues increased 15.9% to $57.4 million from $49.6 million and increased to 41.1% from 40.6% of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Consolidated cost of revenues increased 14.2% to $168.1 million from $147.2 million and increased to 40.7% from 39.8% of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

      For the three months ended September 30, 2007 and 2006, North America cost of revenue was 40.5% and 39.9% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, North America cost of revenue was 39.7% and 38.3% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, North America experienced a 16.6% increase in cost of revenue from $31.2 million to $36.4 million, and for the nine months ended September 30, 2007, North America experienced a 15.7% increase in cost of revenue from $91.2 million to $105.5 million. North America cost of revenue increased as a percentage of segment revenue primarily as a result of price compression in our Conferencing Solutions and broadcast fax services in excess of cost reductions in the underlying telecommunications network, a greater percentage of resold Web conferencing services that carry an inherently higher cost of revenue, further investment in our Conferencing Solutions support operations, offset in part by early stage savings related to our non-conferencing solutions operating support functions. North America cost of revenue increased in dollar amount as a result of minute volume growth in our Conferencing Solutions.

      For the three months ended September 30, 2007 and 2006, Europe cost of revenue was 36.9% and 35.7% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, Europe cost of revenue was 35.9% and 37.8% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, Europe experienced a 12.9% increase in cost of revenue from $8.0 million to $9.0 million, and for the nine months ended September 30, 2007, Europe experienced a 1.8% increase in cost of revenue from $26.3 million to $26.8 million. For the three months ended September 30, 2007, Europe cost of revenue increased as a percentage of segment revenue as a result of temporary duplicative re-engineering costs associated with our non-conferencing solutions operating support functions. For the nine months ended September 30, 2007, Europe cost of revenue decreased as a percentage of segment revenue primarily as a result of growth in higher margin Conferencing Solutions and declines in lower margin broadcast fax services. In contrast to North America, broadcast fax services in Europe have an inherently lower gross profit margin as a result of lower revenue yields and higher underlying telecommunications network costs. Europe cost of revenue increased in dollar amount in both comparative periods as a result of minute volume growth in our Conferencing Solutions and duplicative costs associated with our non-conferencing solutions operating support functions.

      For the three months ended September 30, 2007 and 2006, Asia Pacific cost of revenue was 46.9% and 48.3% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, Asia Pacific cost of revenue was 49.1% and 48.1% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, Asia Pacific experienced a 15.8% increase in cost of revenue from $10.4 million to $12.0 million, and for the nine months ended September 30, 2007, Asia Pacific experienced a 20.6% increase in cost of revenue from $29.7 million to $35.8 million. For the three months ended September 30, 2007, Asia Pacific cost of revenues decreased as a percentage of segment revenue as a result of initial network cost savings related to upgrades in our fax delivery platform. For the nine months ended September 30, 2007, Asia Pacific cost of revenue increased as a percentage of segment revenue primarily as a result of growth in our lower margin maritime Notifications & Reminders solution and price compression in our broadcast fax services, offset in part by growth in our higher margin Conferencing Solutions and initial network cost savings related to upgrades in our fax delivery platform. The cost of revenue associated with our maritime Notifications & Reminders solution is inherently higher than other solutions offered in the region because of its resale costs. Asia Pacific cost of revenue increased in dollar amount as a result of growth in our maritime Notifications & Reminders solution and costs associated with the introduction of operator-assisted conferencing services.

Selling and marketing

      Consolidated selling and marketing expenses increased 8.8% to $34.1 million from $31.4 million and decreased to 24.4% from 25.6% of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Consolidated selling and marketing expenses increased 7.2% to $105.0 million from $97.9 million and decreased to 25.4% from 26.5% of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

      For the three months ended September 30, 2007 and 2006, North America selling and marketing expense was 23.7% and 26.6% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, North America selling and marketing expense was 25.1% and 27.3% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, North America experienced a 2.2% increase in selling and marketing expense from $20.8 million to $21.3 million, and for the nine months ended September 30, 2007, North America experienced a 2.6% increase in selling and marketing expense from $65.0 million to $66.7 million. For the three and nine months ended September 30, 2007, the increase in North America selling and marketing expense is primarily the result of our acquisition of Budget, Enunciate and Accucast, increased costs to optimize Web sales and increased sales headcount. This increase was offset in part by marketing and advertising expenses during the prior year associated with our One Company initiative.

      For the three months ended September 30, 2007 and 2006, Europe selling and marketing expense was 31.2% and 26.4% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, Europe selling and marketing expense was 30.4% and 27.2% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, Europe experienced a 28.8% increase in selling and marketing expense from $5.9 million to $7.6 million, and for the nine months ended September 30, 2007, Europe experienced a 19.7% increase in selling and marketing expense from $19.0 million to $22.7 million. Approximately half of the Europe selling and marketing expense increase is associated with the strengthening of the Euro and British Pound against the U.S. dollar. The remaining half of this increase is associated with increased sales headcount associated with our new solutions sales strategy implemented during the fourth quarter of 2006 and additional investment in our Conferencing Solutions.

      For the three months ended September 30, 2007 and 2006, Asia Pacific selling and marketing expense was 20.4% and 21.7% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, Asia Pacific selling and marketing expense was 21.3% and 22.6% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, Asia Pacific experienced a 12.5% increase in selling and marketing expense from $4.7 million to $5.2 million, and for the nine months ended September 30, 2007, Asia Pacific experienced an 11.6% increase in selling and marketing expense from $13.9 million to $15.6 million. The increase in Asia Pacific selling and marketing expense is primarily associated with our ECT acquisition and increased sales headcount associated with additional investment in our Conferencing Solutions.

Research and development

      Consolidated  research and  development  expenses  increased 16.3% to $3.6 million from $3.1 million and increased to 2.6% from 2.5% of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Consolidated research and development expenses increased 18.8% to $10.4 million from $8.8 million and increased to 2.5% from 2.4% of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively. Research and development costs associated with product development are capitalized as internally developed software, whereas management overhead, facilities costs and maintenance activities are expensed as research and development. We capitalized software development costs of approximately $4.3 million and $2.5 million for the three months ended September 30, 2007 and 2006, respectively, and approximately $10.0 million and $9.9 million for the nine months ended September 30, 2007 and 2006, respectively. The majority of research and development expenses were incurred in North America. The increase in research and development expenses is primarily associated with additional resources invested in the maintenance and support of our Conferencing Solutions and our e-Marketing Solutions (primarily associated with our Accucast acquisition). The increase in capitalized software development costs is associated primarily with increased product development within all of our core solution sets.

General and administrative

      Consolidated general and administrative expenses increased 3.1% to $15.9 million from $15.4 million and decreased to 11.4% from 12.6% of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Consolidated general and administrative expenses increased 13.1% to $49.8 million from $44.0 million and increased to 12.0% from 11.9% of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

      For the three months ended September 30, 2007 and 2006, North America general and administrative expense was 11.9% and 14.4% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, North America general and administrative expense was 13.3% and 13.4% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, North America experienced a 4.9% decrease in general and administrative expense from $11.2 million to $10.7 million, and for the nine months ended September 30, 2007, North America experienced a 10.9% increase in general and administrative expense from $31.8 million to $35.3 million. The decrease in North America general and administrative expense for the three months ended September 30, 2007 was primarily associated with lower bad debt expense of $1.4 million and lower stock option expenses, offset in part by increased spending in facilities and legal fees associated with certain matters disclosed in "--Commitments and Contingencies." The increase in general and administrative costs for the nine months ended September 30, 2007 was primarily associated with $2.9 million in proxy-related costs.

      For the three months ended September 30, 2007 and 2006, Europe general and administrative expense was 12.0% and 11.4% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, Europe general and administrative expense was 11.5% and 10.7% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, Europe experienced a 14.7% increase in general and administrative expense from $2.6 million to $2.9 million, and for the nine months ended September 30, 2007, Europe experienced a 15.8% increase in general and administrative expense from $7.4 million to $8.6 million. Approximately half of the Europe general and administrative expense increase is associated with the strengthening of the Euro and British Pound against the U.S. dollar. The remaining half of this increase is associated with duplicative costs associated with efforts to consolidate our former Conferencing & Collaboration and Data Communications operating segments' finance organizations under one regional organization.

      For the three months ended September 30, 2007 and 2006, Asia Pacific general and administrative expense was 9.0% and 7.7% of segment revenue, respectively, and for the nine months ended September 30, 2007 and 2006, Asia Pacific general and administrative expense was 8.1% and 7.8% of segment revenue, respectively. For the three months ended September 30, 2007 and 2006, Asia Pacific experienced a 40.3% increase in general and administrative expense from $1.6 million to $2.3 million, and for the nine months ended September 30, 2007, Asia

Pacific experienced a 23.6% increase in general and administrative expense from $4.8 million to $5.9 million. This increase in Asia Pacific general and administrative expense is primarily associated with duplicative costs related to our efforts to consolidate our former Conferencing & Collaboration and Data Communications operating segments' finance organizations under one regional organization, bad debt associated with one customer and duplicative rent and relocation costs associated with the consolidation of our Tokyo, Japan facilities.

Depreciation

      Consolidated depreciation expenses from continuing operations increased 16.6% to $7.2 million from $6.2 million and increased to 5.2% from 5.1% of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Consolidated depreciation expenses from continuing operations increased 19.9% to $21.6 million from $18.0 million and increased to 5.2% from 4.9% of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

      North America depreciation expense totaled $5.8 million and $4.6 million, or 6.4% and 5.8% of segment revenue, for the three months ended September 30, 2007 and 2006, respectively, and $17.1 million and $13.1 million, or 6.4% and 5.5% of segment revenue, for the nine months ended September 30, 2007 and 2006, respectively. Europe depreciation expense totaled $0.9 million and $1.0 million, or 3.6% and 4.4% of segment revenue, for the three months ended September 30, 2007 and 2006, respectively, and $2.5 million and $2.9 million, or 3.3% and 4.2% of segment revenue, for the nine months ended September 30, 2007 and 2006, respectively. Asia Pacific depreciation expense totaled $0.6 million and $0.7 million, or 2.3% and 3.1% of segment revenue, for the three months ended September 30, 2007 and 2006, respectively, and $2.0 million and $1.9 million, or 2.7% and 3.1% of segment revenue, for the nine months ended September 30, 2007 and 2006, respectively. The increase in depreciation expense in North America is primarily attributed to increased capital spending during 2006 and 2007 associated with added capacity to our Conferencing Solutions and increased product development in our non-conferencing solutions.

Amortization

      Consolidated amortization from continuing operations increased 24.4% to $4.1 million from $3.3 million and increased to 2.9% from 2.7% of consolidated revenues for the three months ended September 30, 2007 and 2006, respectively. Consolidated amortization expenses from continuing operations increased 17.9% to $11.2 million from $9.5 million and increased to 2.7% from 2.6% of consolidated revenues for the nine months ended September 30, 2007 and 2006, respectively.

      North America amortization totaled $3.6 million and $2.9 million, or 4.0% and 3.7% of segment revenue, for the three months ended September 30, 2007 and 2006, respectively, and $9.9 million and $8.1 million, or 3.7% and 3.4% of segment revenue, for the nine months ended September 30, 2007 and 2006, respectively. Europe amortization totaled $0.4 million and $0.3 million, or 1.5% and 1.4% of segment revenue, for the three months ended September 30, 2007 and 2006, respectively, and $1.1 million and $1.3 million, or 1.4% and 1.8% of segment revenue, for the nine months ended September 30, 2007 and 2006, respectively. Asia Pacific amortization totaled $0.1 million and $43,000, or 0.4% and 0.2% of segment revenue, for the three months ended September 30, 2007 and 2006, respectively, and $0.3 million and $0.1 million, or 0.4% and 0.2% of segment revenue, for the nine months ended September 30, 2007 and 2006, respectively. The increase in amortization expense in North America is primarily associated with our acquisitions of Budget, Enunciate and Accucast. The increase in amortization expense in Asia Pacific is primarily associated with our ECT acquisition.

Restructuring costs

Realignment of Workforce - 2007

      During the three months ended June 30, 2007, we executed a restructuring plan to consolidate our non-Conferencing Solutions service delivery organizations. As part of this consolidation, we eliminated approximately 86 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions. Additionally, we incurred $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. Estimated annual savings from this consolidation is approximately $6.0 million. During the three and nine months ended September 30, 2007, we paid approximately $2.0 million and $2.9 million, respectively, related to these severance and exit costs. We anticipate the majority of this $4.1 million restructuring cost to be paid during 2007. Our reserve for these restructuring costs at September 30, 2007 was approximately $1.4 million, which reflects the impact of foreign exchange rate movement on the reserve balance.

Realignment of Workforce - 2006

      In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing &
Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred an aggregate of approximately $8.0 million in severance costs associated with the elimination of these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.2 million in Europe and $0.7 million in Asia Pacific. In the three and nine months ended September 30, 2007, we paid approximately $0.2 million and $3.4 million, respectively, related to these severance and exit costs. During the nine months ended September 30, 2007, we adjusted our restructuring reserve by approximately $0.5 million as a result of actual severance payments to certain individuals being less than originally estimated. Management expects to pay the majority of these remaining severance obligations during 2007. Our reserve for these restructuring costs at September 30, 2007 was approximately $0.2 million. Our reserve for restructuring costs incurred in years prior to 2006 was approximately $2.6 million at September 30, 2007.

Interest expense, net

      Net interest expense increased to $4.1 million from $2.5 million for the three months ended September 30, 2007 and 2006, respectively, and increased to $8.7 million from $6.1 million for the nine months ended September 30, 2007, respectively. Interest expense increased primarily as a result of an increased average outstanding balance on our line of credit as a result of borrowings to fund our self-tender offer, with average debt outstanding during the three months ended September 30, 2007 of $254.2 million compared to $128.6 million during the three months ended September 30, 2006, and as a result of increases in our margin above LIBOR as a result of an increased leverage ratio. Average debt outstanding during the nine months ended September 30, 2007 and 2006 was $189.4 million and $118.5 million, respectively. During the three months ended June 20, 2007, we terminated all of our prior interest rate swap contracts which were entered into in 2006 and recorded a gain of approximately $0.4 million. During the three months ended September 30, 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% plus applicable spread.

Other, net

      Other, net was $0.3 million and ($0.2) million for the three months ended September 30, 2007 and 2006, respectively, and $1.0 million and ($0.2) for the nine months ended September 30, 2007 and 2006, respectively. Other, net was comprised primarily of foreign exchange gains and losses associated with the settlement of transactions in currencies other than the currency in which they were originally executed.

Effective income tax rate

      For the nine months ended September 30, 2007, our effective income tax rate varied from the statutory rate primarily as a result of non-deductible executive compensation expenses and the impact of the release of the net operating loss usage limitation related to a prior year's acquisition. Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

      We believe we have appropriately reserved for income taxes. If we are required to pay an amount less than or exceeding our reserves for uncertain tax matters, the financial impact will be reflected in the period in which the matter is resolved. In the event that actual results differ from these estimates, we may need to adjust our "Income taxes payable" which could materially impact our financial condition and results of operations.

Acquisitions

      We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

      North America

      In July 2007, we acquired assets and the stock of Budget. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, "Business Combinations" (SFAS No. 141), and approximately, $0.2 million has been allocated to acquired fixed assets, $1.4 million has been allocated to other acquisition liabilities, $6.6 million has been allocated to identifiable customer lists, $1.3 million has been allocated to trademarks and $1.4 million has been allocated to a non-compete agreement, with the identifiable customer lists, trademarks and non-compete agreements amortized over five-year useful lives. In addition, $2.9 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $15.2 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

      In September 2006, we acquired assets and the stock of Enunciate. We paid CA$29.0 million in cash at closing and CA$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141, "Business Combinations" (SFAS No. 141), and approximately CA$0.3 million has been allocated to acquired fixed assets, CA$0.3 million has been allocated to acquired working capital, CA$6.8 million has been allocated to identifiable customer lists and CA$0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CA$22.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

      In January 2006, we acquired all of the outstanding stock of Accucast. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. Subsequent to closing, we paid an additional $3.0 million cash purchase price upon the achievement of certain milestone targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to other acquisition liabilities, $2.0 million has been allocated to developed technology and $1.0 million has been allocated to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, $1.2 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $13.9 million of the aggregate purchase price has been preliminarily allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

Liquidity and capital resources

      As of September 30, 2007, we had $27.7 million in cash and equivalents compared to $19.0 million at December 31, 2006. Cash balances residing outside of the U.S. at September 30, 2007 were $26.0 million compared to $18.4 million at December 31, 2006. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in "Other, net" in the accompanying condensed consolidated statements of operations. Inter-company loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in the cumulative translation adjustment account on face of the condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At September 30, 2007, we had approximately $43.3 million of availability under our existing $300.0 million line of credit, without regard to the uncommitted accordion feature. For a discussion of our line of credit, see "--Liquidity and capital resources --Capital resources."

Cash provided by operating activities

      Net cash provided by operating activities totaled approximately $65.7 million for the nine months ended September 30, 2007 compared to cash provided by operating activities of approximately $41.1 million for the same period in 2006. The increase in net cash provided by operating activities is associated with favorable working capital results primarily associated with the timing of income tax payments and increased net income offset in part by increased restructuring payments.

Cash used in investing activities

      Cash used in investing activities totaled $51.5 million for the nine months ended September 30, 2007 compared to $70.1 million for the same period in 2006. The principal uses of cash used in investing activities for the nine months ended September 30, 2007 included $30.5 million of capital expenditures, $18.6 million for costs associated with our acquisition of Budget and an aggregate of $2.3 million related to the payment of achieved milestones, severance and non-compete obligations from prior year acquisitions. The principal uses of cash from investing activities for the nine months ended September 30, 2006 were primarily associated with $26.8 million of capital expenditures and $43.3 million for costs associated with the acquisitions of Enunciate and Accucast and costs associated with prior year acquisitions.

Cash used in/provided by financing activities

      Cash used in financing activities for the nine months ended September 30, 2007 totaled $5.9 million compared with cash provided by financing activities of $30.4 million for the same period in 2006. Cash used in financing activities for the nine months ended September 30, 2007 included $127.2 million of treasury stock purchases of which $122.5 million was associated with the shares repurchased in our self-tender offer, $0.9 million was associated with capitalized costs related to our self-tender offer and $2.2 million associated with the netting of shares to pay certain employees' income tax withholding due upon the vesting of restricted stock awards, offset in part by $116.5 million of net borrowings on our line of credit and $7.2 million of proceeds from stock option exercises. Cash provided by financing activities for the nine months ended September 30, 2006 included $57.8 million of net borrowings on our line of credit to fund treasury stock purchases of $29.6 million and proceeds from stock option exercises of $2.2 million.

Off-balance sheet arrangements

      As  of  September  30,  2007,  we  did  not  have  any   off-balance-sheet
arrangements, as defined in Item 303(a)(4)(ii) of Securities and Exchange Commission Regulation S-K.

State sales taxes

      We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, "Accounting for Contingencies" (SFAS No. 5). Historically, we have not collected and remitted state sales tax from our Conferencing Solutions customers. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. In March 2007, we were approached by the State of Illinois regarding the taxability of conferencing services in the state. In April 2007, we began assessing sales tax to our customers in Illinois. Returns were filed and approximately $0.5 million was paid to the Illinois Department of Revenue for taxable period prior to March 2007. Additional amounts may be due as these returns are audited. More states may claim that we are subject to an assessment of sales taxes. As of September 30, 2007 and December 31, 2006, we had reserved approximately $4.8 and $4.3 million, respectively, for certain state sales tax contingencies. These amounts are included in "Accrued taxes" in the accompanying condensed consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

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

      On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -An
Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes" and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN 48 is effective for fiscal years beginning after December 15, 2006.

      We adopted the provisions of FIN 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN 48. As a result of our adoption of FIN 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $7.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as "Income taxes payable" in the accompanying condensed consolidated balance sheet. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997-2006 remain subject to income tax examinations by tax authorities.

      As permitted with the adoption of FIN 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of January 1, 2007, we had accrued interest and penalties of approximately $0.9 million related to uncertain tax positions.

      In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust "Income taxes payable" which could materially impact our financial condition and results of operations.

Capital resources

      In April 2006, we closed an amendment to our credit facility, with a syndicate led by Bank of America, N.A., which increased the amount available to us under our line of credit from $180.0 million to $300.0 million, reduced the applicable percentages across the pricing grid and extended the maturity of the credit facility from February 2009 to April 2011. The amendment also provided for an uncommitted accordion feature allowing for an additional increase of $100.0 million to $400.0 million of the revolving credit line, subject to the terms and conditions as set forth in the amendment. In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.6 million has been used to fund our self-tender offer in the second quarter of 2007. The credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries. We believe that as of September 30, 2007, we were in compliance in all material respects with the covenants under our line of credit. Proceeds drawn under this credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At September 30, 2007, our interest rate on 30-day LIBOR loans was 6.62875%. As of September 30, 2007, we had approximately $255.0 million of borrowings outstanding and approximately $1.7 million in letters of credit outstanding under our line of credit.

      In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps were exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in "Interest expense" in the accompanying condensed consolidated statements of operations. Changes in fair value prior to the termination of these swaps were approximately $0.1 million for the six months ended June 30, 2007 and are recognized in earnings.

      In August and September 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% plus applicable spread. These swaps are exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and will account for them in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Changes in fair value, which were approximately $0.2 million for the three months ended September 30, 2007 are recognized in earnings.

      In March and September 2006, we entered into our Yen-denominated line of credit for (Y)200.0 million and (Y)300.0 million, respectively, with Sumitomo Mitsui Banking which have interest rates of 1.875% and 1.61%, respectively, through March 2008. In May 2007, the (Y)200.0 million line of credit was amended to (Y)300.0 million. As of September 30, 2007, there were no outstanding borrowings under these facilities.

      At September 30, 2007, we had no other indebtedness outstanding except for the borrowings under our lines of credit discussed above and capital lease obligations with principal balances totaling approximately $4.8 million.

Liquidity

      As of September 30, 2007, we had $27.7 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the nine months ended September 30, 2007. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations and to fund capital expenditure requirements, which have historically been 4% to 6% of annual consolidated revenues, and to fund research and development costs for new services and enhancements to existing services, which have historically been approximately 2% to 3% of annual consolidated revenues. In 2006, capital expenditure funding requirements were slightly higher than our historical averages due to new product development and capacity expansion. In the first nine months of 2007, we spent approximately $30.5 million in capital expenditures to fund capacity expansion, new product development, our automation initiatives and investment in re-engineering our service and support organizations. We expect capital expenditures in 2007 will total approximately 9% of consolidated revenues. We funded our self-tender offer through borrowings under our credit facility and purchased 9,687,841 shares of our common stock, representing approximately 14.0% of our outstanding shares, at $12.65 per share for a total purchase price of approximately $122.6 million, excluding fees. We have historically borrowed on our line of credit in order to fund acquisitions. At September 30, 2007, we had $43.3 million of available credit on our existing $300.0 million line of credit, without regard to the uncommitted accordion feature. Hypothetical additional borrowing capacity under our uncommitted accordion feature is $25.0 million. We believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months.

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

SUBSEQUENT EVENTS

      In November 2007, our chief executive officer, Boland T. Jones, repaid approximately $0.4 million of his outstanding loans to us, which are classified as "Notes receivable, shareholder" on the face of the condensed consolidated balance sheets. The principal amount outstanding under all remaining loans owed to us by Mr. Jones is approximately $1.7 million as of November 6, 2007.

      In November 2007, we acquired all of the outstanding equity interests in NetConnect Systems SA, a Norwegian-based conferencing services provider, offering services under the Meet24 brand. We paid approximately NOK $150.0 million in cash at closing. We funded the purchase through cash on hand and our existing credit facility. We are in the process of completing our valuation of certain intangible assets in accordance with SFAS No. 141.

CRITICAL ACCOUNTING POLICIES

      "Management's Discussion and Analysis of Financial Condition and Results of Operations" is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We have reviewed the accounting policies used in reporting our financial results on a regular basis. We have reviewed these critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

      o     revenue recognition;

      o     allowance for uncollectible accounts receivable;

      o     goodwill and other intangible assets;

      o     income taxes;

      o     restructuring costs; and

      o     legal contingencies.

      For a detailed discussion on the application of these accounting policies, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", in our annual report on Form 10-K for the fiscal year ended December 31, 2006.

FORWARD LOOKING STATEMENTS

      When used in this quarterly report on Form 10-Q and elsewhere by us or by management from time to time, the words "believes," "anticipates," "expects," "will," "may," "should," "intends," "plans," "estimates," "predicts," "potential," "continue" and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

      o Our ability to compete based on price and against our existing and future competitors;

      o Our ability to respond to rapid technological change and the development of alternatives to our services;

      o Market acceptance of new services and enhancements to existing services;

      o Costs or difficulties related to the integration of any new or acquired businesses and technologies;

      o Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks;

      o Our ability to increase our network capacity to meet customer demands;

      o Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;

      o     Continued weakness in our legacy broadcast fax services;

      o Our ability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements;

      o Increased leverage may harm our financial condition and results of operations;

      o Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;

      o Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods;

      o Assessment of income, state sales and other taxes for which we have not accrued;

      o     Our ability to attract and retain qualified key personnel;

      o Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;

      o     Our   ability  to   successfully   identify   suitable   acquisition
            candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets;

      o Our ability to protect our proprietary technology and intellectual property rights;

      o     Legislative or regulatory changes may adversely affect our business;

      o     Possible   adverse   results  if  our  services  become  subject  to
            government regulations applicable to traditional telecommunications service providers;

      o Risks associated with expansion of our international operations and fluctuations in currency exchange rates;

      o Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;

      o General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;

      o Factors described under the caption "Item 1A. Risk Factors" in our annual report on Form 10-K for the year ended December 31, 2006 and in our current reports on Form 10-Q for the quarters ended March 31, 2007 and June 30, 2007; and

      o Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

      At September 30, 2007, we had borrowings of approximately $55.0 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.5 million based on our September 30, 2007 debt level.

      Approximately 39.4% of our consolidated revenues from continuing operations and 36.0% of our operating expenses from continuing operations were transacted in foreign currencies for the nine-month period ended September 30, 2007. As a result, fluctuations in exchange rates impact the amount of our reported sales and operating income. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for the nine-month period ended September 30, 2007 by approximately $16.3 million and operating expenses for 2007 by approximately $13.3 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at September 30, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of September 30, 2007, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

      There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      On February 2, 2007, the United States Court of Appeals for the Eleventh Circuit affirmed the district court's order granting of our motion for summary judgment in a lawsuit alleging violations of securities laws filed in November 1998 against us and certain of our officers and directors. Plaintiffs had acquired our common stock in connection with our acquisition of Xpedite. Plaintiffs sought undisclosed damages together with pre-and post-judgment interest, punitive damages, costs and attorneys' fees. On February 23, 2007, plaintiffs filed a petition for rehearing en banc and for panel rehearing with the Eleventh Circuit. On May 30, 2007, the Eleventh Circuit denied both of plaintiffs' petitions. The plaintiffs did not seek any further appeals, and the time to do so has now expired. We consider this matter concluded.

      On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing against three conferencing service providers, including us, alleging that the defendants' "automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone" infringe six of plaintiff's patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys' fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys' fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, ATS, as a party. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California. Discovery is on-going.

      On May 18, 2007, Gibson & Co. Ins. Brokers served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited facsimile advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per facsimile for alleged willful conduct in sending of the faxes. The court has also granted Quizno's motion to file a third party complaint to add us and Xpedite as defendants. On June 26, 2007, we answered the plaintiff's amended complaint, including asserting cross-claims against the Quizno's defendants. On June 29, 2007, the Quizno's defendants filed their answer and asserted cross-claims against us and Xpedite. On July 31, 2007, the court entered an order in which it granted certain Quizno's defendants' motion to dismiss and denied the motion with respect to other Quino's entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno's defendants, Growth Partners (Quizno's consultant), Xpedite and us. On September 21, 2007, we filed our answer and affirmative defenses. On October 1, 2007, certain Quizno's defendants filed a motion to dismiss which is under consideration by the Court. When that motion is decided, cross-claims will be filed by Xpedite and us. The case is currently in discovery, and no class has yet been certified, with the court granting plaintiff's motion to extend the class certification deadline to November 30, 2007. We were served with non-party subpoenas for certain documents and information prior to being served with the amended complaint, for which we filed objections and provided certain responsive documents. We have asserted indemnity rights against our customer Quizno's, a defendant in this case, and insurance coverage against our insurer. To date, our indemnity claim against our customer Quizno's has not been resolved through litigation or otherwise. Our insurer has agreed to participate in the defense of Xpedite and us in connection with the plaintiff's claims against us and Xpedite, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. We intend to vigorously defend ourselves against these claims. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter, and an adverse outcome could have a material effect on our business, financial condition and results of operation.

      We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

      None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                       Total Number of Shares        Maximum Number of Shares
                                                      Average           Purchased as Part of        that May Yet Be Purchased
                               Total Number of      Price Paid        Publicly Announced Plans          Under the Plans or
       Period                  Shares Purchased      per Share              or Programs                      Programs
--------------------           ----------------     ----------        ------------------------      -------------------------
July 1-31, 2007                           0               --                         0                      5,509,900
August 1-31, 2007                   144,400           $10.75                   144,400                      5,365,500
September 1-30, 2007                      0               --                         0                      5,365,500
                                    -------                                    -------                      ---------
Total                               144,400                                    144,400                      5,365,500

      In June 2006, our board of directors authorized, and we announced, a new stock repurchase program under which we could purchase up to 7.0 million shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

      (a)   Exhibits

            10.1 Amendment to the Premiere Global Services, Inc. 401(k) Plan, dated August 28, 2007.

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

Date: November 8, 2007           PREMIERE GLOBAL SERVICES, INC.

                                 /s/ Michael E. Havener
                                 -----------------------------------------------
                                 Michael E. Havener
                                 Chief Financial Officer
                                 (principal financial and accounting officer and duly authorized signatory of the Registrant)

                                  EXHIBIT INDEX

Exhibit
Number      Description
-------     -----------
  10.1      Amendment to the Premiere Global  Services,  Inc. 401(k) Plan, dated
            August 28, 2007.

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