Form 10-K
period 2007-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2008-02-29
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007.

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

3280 Peachtree Road, N.W., The Terminus Building, Suite 1000, Atlanta, Georgia 30305
(address of principal executive office)
(Registrant’s telephone number, including area code): (404) 262-8400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share	New York Stock Exchange
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. |_| Yes |X| No

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. |_| Yes |X| No

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer |X|      Accelerated filer |_|      Non-accelerated filer |_|      Smaller reporting company |_|

(Do not check if a smaller reporting company)

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes |_| No |X|

        The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, on June 30, 2007 as reported by the New York Stock Exchange was approximately $742,993,344. As of February 22, 2008, there were 61,782,588 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

        When used in this annual report on Form 10-K and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

•	Our ability to compete based on price and against our existing and future competitors;
•	Our ability to respond to rapid technological change and the development of alternatives to our services;
•	Market acceptance of new services and enhancements to existing services;
•	Costs or difficulties related to the integration of any new or acquired businesses and technologies;
•	Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks;
•	Our ability to upgrade our equipment or increase our network capacity to meet customer demands;
•	Our services may be interrupted due to failure of the platforms and network infrastructure utilized in providing our services;
•	Continued weakness in our legacy broadcast fax services;
•	Our ability to efficiently utilize or re-negotiate our telecommunications supply agreements;
•	Increased leverage may harm our financial condition and results of operations;
•	Our dependence on our subsidiaries for cash flow may negatively affect our business and our ability to pay amounts due under our indebtedness;
•	Our financial performance could cause future write-downs of goodwill or other intangible assets in future periods;
•	Assessment of income, state sales and other taxes for which we have not accrued;
•	Our ability to attract and retain qualified key personnel;
•	Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets;
•	Our ability to protect our proprietary technology and intellectual property rights;
•	Possible adverse results of pending or future litigation or adverse results of current or future infringement claims;
•	Regulatory or legislative changes may adversely affect our business;

•	Possible adverse results if our services become subject to government regulations applicable to traditional telecommunications service providers;
•	Risks associated with expansion of our international operations and fluctuations in currency exchange rates;
•	Domestic and international terrorist activity, war and political instability may adversely affect the level of services utilized by our customers and the ability of those customers to pay for services utilized;
•	General economic or business conditions, internationally, nationally or in the local jurisdiction in which we are doing business, may be less favorable than expected;
•	Factors described under the caption “Item 1A. Risk Factors” in this annual report on Form 10-K; and
•	Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

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

Item 1. Business

Overview

        Premiere Global Services, Inc. is a global provider of applied communication technologies that help businesses automate and improve their business processes.

        Our Premiere Global Communications Operating System (PGiCOS) delivers multiple industry- and function-specific business applications. We offer these applications in an on-demand model, meaning our customers are not burdened with the up-front expense associated with purchasing or installing hardware and software. We host our applications on our enterprise-class platforms, which are comprised of server and network operations centers located worldwide. These platforms contain proprietary software and a variety of leading communication technologies, including Web and audio conferencing, e-mail, short message services (SMS), IP fax, automated speech, mobile and other technologies.

        We offer easy access to PGiCOS through our Web portal, PGiConnect.com, which enables our customers to use our applications directly from their desktop or mobile device. We also offer open standards access to these applications via our application programming interface (API) suite, enabling our customers and technology partners to integrate PGiCOS capabilities directly into their enterprise systems and existing business processes.

        For sales and marketing purposes, our applied communication technologies are grouped into five solution sets: Conferencing &Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing. Our strategy is to continue to develop innovative new vertical and horizontal business applications to better address the needs of our enterprise customers and to increase the scope and size of the markets we address.

        In 2007, our base of greater than 50,000 enterprise customers, including approximately 95% of the Fortune 500, used PGiCOS applications to improve or automate their existing business processes, or to create new and better ways of doing business.

        We have a multi-channel sales approach with dedicated sales and marketing professionals within each of our five solution sets. We sell directly to customers through these sales and marketing professionals and indirectly through agents, wholesalers and strategic partners. Additionally, PGiConnect.com enables customers to acquire and utilize our PGiCOS applications online, as well as manage and administer their accounts with us.

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

        In 2007, we completed a self-tender offer pursuant to which we repurchased and retired approximately 9.7 million shares of our common stock for an aggregate purchase price of approximately $122.5 million. Combined with shares we bought under our open market share repurchase program, we repurchased approximately 15% of our shares outstanding during 2007.

        North America net revenue was $356.7 million in 2007, $319.3 million in 2006 and $321.4 million in 2005. Europe net revenue was $103.3 million in 2007, $93.0 million in 2006 and $99.1 million in 2005. Asia Pacific net revenue was $99.7 million in 2007, $84.2 million in 2006 and $77.0 million in 2005. In 2007, sales in North America, Europe and Asia Pacific accounted for 63.7%, 18.5% and 17.8% of our consolidated net revenues, respectively. Financial information about our geographic areas can be found in Note 17 to our consolidated financial statements for the year ended December 31, 2007 included in this annual report.

        We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. As of December 31, 2007, we have approximately 2,430 employees conducting business in 23 countries in North America, Europe and Asia Pacific. Our corporate headquarters are located at 3280 Peachtree Road, NW, The Terminus Building, Suite 1000, Atlanta, GA 30305, and our telephone number is (404) 262-8400.

Industry Background

        From innovation and development, to the acquisition, up-sale and ongoing care of customers, to billing and collections, every company around the world conducts a vast number of business processes every day. Our goal is to provide a broad suite of applied communication technologies to address all of these daily business processes from a single on-demand platform.

        By using our PGi Communications Operating System applications, we believe our enterprise customers can improve less efficient business processes, automate manual or paper-based business processes, or create new and better ways of doing business. By automating and improving a wide array of critical, daily business processes, we believe our PGiCOS solutions and applications offer high customer value and deliver meaningful returns on investment to our enterprise customers.

        Because the magnitude of business processes that can be improved through the application of communication technologies is immense, we believe that we have significant future growth opportunities. In fact, we engaged The JAAG Group, an advisory and consulting services firm, to conduct a survey to assess the current market opportunity for our solutions in January 2008. This market survey estimates our solutions’market opportunity to be nearly $10 billion in 2008, growing to nearly $17 billion in 2012, representing a projected compound annual growth rate in excess of 14%.

Solution Sets and Business Applications

        We go to market with a full suite of business applications that we believe provides us a competitive advantage when compared to single product vendors, which comprise the majority of our competitive set today. Our strategy is to continue to develop new communication technologies-based business applications that meet the specific requirements of customers within targeted industries.

        Our PGiCOS applications are grouped into the five solution sets listed below:

Conferencing & Collaboration Solutions

        Our Conferencing & Collaboration Solutions include a full-suite of traditional and voice over Internet protocol (VoIP)-based audio conferencing and web collaboration services for all forms of group meetings, from large events, such as investor relations calls and training sessions, to smaller meetings, such as sales planning calls and project team meetings. Conferencing & Collaboration services include automated reservationless conferencing, global reservationless conferencing with approximately 75 local access points, operator-assisted event conferencing and web collaboration. In addition, our mobile application, ConferenceAnywhere, enables users to easily access conference calls from their mobile devices without having to remember lengthy dial-in numbers or passcodes.

        A few examples of our many Conferencing & Collaboration applications include:

•	Sales meetings
•	Self-paced learning
•	Continuing education
•	Human resources training
•	Investor relations
•	Town hall meetings
•	Business continuity

Desktop Document Solutions

        Our Desktop Document Solutions include an easy-to-use, automated IP fax application called Fax2Mail. With this application, subscribers can send and receive faxes using their computer and existing e-mail account with no additional hardware or software required. In addition, our PremiereAnywhere application enables mobile users to send documents and e-mail attachments directly from their mobile device to any fax machine in the world to be printed.

        A few examples of our many Desktop Document Solutions applications include:

•	Mortgage application processing
•	Pricing updates
•	Enterprise e-mail integration
•	Contract automation
•	Insurance claims processing
•	Accident reports receipt and delivery

Enterprise Document Solutions

        Our Enterprise Document Solutions automate manual and paper-based business processes through the conversion of paper documents into electronic files, which can be forwarded, accessed and archived remotely through any existing e-mail account or a web interface. Documents can be sent as an encrypted e-mail, an electronic fax or made available on a secure web interface for online presentment.

        A few examples of our many Enterprise Document Solutions applications include:

•	Research report distribution
•	Stock trade confirmations
•	Cash management settlements
•	Bills of lading
•	Mortgage processing
•	Electronic invoices

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

        A few examples of our many Notifications & Reminders applications include:

•	Flight delay notifications

•	Travel alerts
•	Delivery reminders
•	Fraud alerts
•	Prescription reminders
•	Accounts receivable management

eMarketing Solutions

        Our eMarketing Solutions employ real-time event and customer data to create highly-relevant, personalized e-mail marketing campaigns that we believe result in increased response rates, improved customer relationships and higher sales for our enterprise customers. Our full suite of e-mail campaign management tools and intuitive user interface empower our enterprise customers to unlock the value of their customer data by translating it into actionable e-mail marketing campaigns. We led e-mail marketing vendors in our category for market suitability in a 2006 JupiterResearch report.

        A few examples of our many eMarketing applications include:

•	Newsletters
•	Customer loyalty programs
•	Customer re-activation
•	Promotional offers
•	Electronic coupons
•	Lead generation
•	Lifecycle relationship programs

Customers

        Today, approximately 95% of the Fortune 500, including leading commercial and investment banks, retailers, travel and hospitality firms, health care and technology companies, utilize our PGiCOS applications to automate and improve their communication-centric business processes. Additionally, thousands of smaller customers, ranging from regional law firms, to retail pharmacy chains, to local school districts and PTAs use our solutions daily.

        Our customers apply our PGiCOS solutions to improve or automate their existing communication-centric business processes or to gain a competitive advantage by creating new and better ways of doing business. We are focused on providing greater customer value by innovating new business applications backboned by our existing PGiCOS solutions that address the individual needs and requirements of targeted customer segments.

        In 2008, we plan to promote new pricing models for our solutions that we believe are more consistent with other on-demand providers, including subscription-based and licensing models. Our sales commission plans are focused on encouraging customer adoption of additional PGiCOS solutions and applications as well as annual or multi-year contracts with minimum commitments. Most of our customer agreements have initial terms of one to three years, subject to automatic renewal unless a customer sends a notice of non-renewal prior to the end of an initial or renewal term. Customers may generally terminate without penalty, unless their agreement contains a minimum revenue commitment that would require payment by the customer of any unused shortfall amount upon termination. We are continuing our efforts to seek to enter into annual or multi-year contracts with minimum commitments.

        While our business is generally not seasonal, we typically experience lower levels of sales and usage during periods that have reduced numbers of working days. For example, our operating results have historically decreased during the summer months (particularly in our European operations), as well as during the Thanksgiving, December and New Year holidays. We expect our revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of our services by our enterprise customers.

Sales and Marketing

        To promote domain expertise and a greater understanding of our enterprise customers’ needs, we have segmented our sales professionals according to our five solutions sets. Additionally, we have implemented a multi-channel sales approach to promote the transfer and adoption of best practices. Our current channels of distribution include global, corporate accounts, small and medium businesses, indirect partners and web sales:

•	We sell directly to customers through our approximately 820 sales, support and marketing professionals worldwide;
•	We sell indirectly through distribution partners, including agents and resellers;
•	We actively pursue strategic partners to integrate and resell our services with their own; and
•	We employ web-based marketing and direct telesales to generate increased activity for our sales channels.

        As a service organization, our customer service teams play a major role in managing customer relationships as well as selling additional value-added services to existing accounts. We currently employ approximately 850 customer service professionals deployed in local markets around the world.

Research and Development

        We believe that our ability to design, develop, test and support innovative technology for service enhancements in a timely manner is an important contributor to our continued success. By innovating new services and enhancements to existing services, we can better meet our enterprise customers’ needs and position ourselves in larger market segments.

        In April 2007, we launched our web portal, PGiConnect.com, to provide on-demand access to our services over the web. Our session initiation protocol (SIP)-based conferencing service released in 2005 now supports greater than 100 million minutes a month. In 2007, we also upgraded our Netspoke web conferencing services and our text-to-speech technology in our Notifications & Reminders Solutions.

        We devote significant resources to the innovation and development of new services, enhancements to existing services and to our portal, employing approximately 100 research and development professionals. In 2005, we opened a development center in India to continue to develop and enhance communications technologies-based solutions in a more timely and cost-effective manner. Our research and development costs for 2007, 2006 and 2005 were $14.1 million, $12.1 million and $10.8 million, respectively.

Competition

        We believe the combination of communication technologies-based solutions within the PGi Communications Operating System is unique to the industry. Our strategy is to gain a competitive advantage in winning and keeping customers by innovating new technology-driven solutions within the PGiCOS. We believe our broad range of business process solutions and applications provide us with an advantage over many of our competitors that have more limited service offerings. In addition, our global reach allows us to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

        While we are unaware of any single competitor that provides all of the services we deliver, we compete with a range of companies in each of our five solution sets, as well as with internally developed solutions for companies who choose to insource these needs. The markets for each of our solutions sets are highly competitive, rapidly evolving and subject to changing technology, shifting customer needs and introductions of new products and services.

        For Conferencing & Collaboration Solutions, we compete with major telecommunications service providers around the world such as AT&T Inc., Verizon Communications, Inc., Global Crossing Limited and international public telephone companies, such as BT Group plc. Additionally, we compete with independent conferencing service providers like West Corporation, ACT Teleconferencing, Inc., Westell Technologies, Inc., Arkadin, Inc. and Genesys S.A. (which West recently announced it will seek to acquire). We also compete with traditional and IP-based equipment manufacturers, business suite software providers and application service providers, such as Cisco Systems, Inc., Microsoft Corp., IBM Corporation, Adobe Systems Incorporated, Oracle Corporation, Saba Software, Inc. and Citrix Systems, Inc., that offer applications that enable web collaboration. These providers may attempt to leverage their dominant market positions through additional technical integration and bundled offerings to further expand their presences in the conferencing and collaboration market. In addition, we have entered into distribution and reseller arrangements with companies, including some of the companies listed above, that offer competitive conferencing and collaboration services that could choose to increase their emphasis on offerings competitive to us, cease to offer some or all of their services or our services, or both. For example, Cisco Systems recently acquired WebEx Communications, Inc., and Microsoft offers Microsoft® Office Live Meeting and web collaboration functionality in its Microsoft Office Communicator 2007 version.

        In Desktop Document Solutions and Enterprise Document Solutions, we compete with companies such as Protus IP Solutions, EasyLink Services International Corporation and J2 Global Communications, Inc. Additionally, we compete with a range of equipment and software providers that enable enterprises to address these requirements internally. In Notifications & Reminders, our competition includes West (which recently acquired Televox Software, Inc. and CenterPost Communications, Inc.), as well as Varolii Corporation (formerly PAR3 Communications, Inc.) SoundBite Communications, Inc. and Adeptra Limited. In eMarketing Solutions, we compete with Alliance Data Systems Corporation and Acxiom Corporation, as well as a number of smaller companies, including Responsys, Inc., Silverpop Systems Inc., ExactTarget, Inc. and Constant Contact, Inc.

Suppliers

        We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2009. These costs are expected to be approximately $7.6 million in 2008 and $0.8 million in 2009.

Government Regulation

        Federal, state, local and international laws regulating the provision of traditional telecommunications services may adversely impact our business. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to Federal Communications Commission (FCC) or state public utility commission regulations applicable to providers of traditional telecommunications services in the U.S. However, we are subject to certain regulations imposed by international telecommunications regulatory authorities and we may be affected by regulatory decisions, trends or policies issued or implemented by federal, state, local or international telecommunications regulatory authorities. In addition, federal, state, local or additional international authorities may seek to regulate or impose requirements with respect to the services provided by us. We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. In addition, certain of our competitors have received such letters and/or are involved in investigations before the FCC or the Universal Service Administrative Company (USAC) regarding registration, filing and surcharge remittance requirements, and we could be adversely affected by the outcome of such investigations. In the course of one such investigation, on January 15, 2008, USAC issued a decision finding that the audio bridging services of InterCall, Inc. are toll teleconferencing services, requiring InterCall to comply with the FCC’s registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies on a prospective and retroactive basis. InterCall has appealed the USAC decision to the FCC and has sought a stay of the USAC decision. The FCC, in turn, has issued a public notice seeking comments regarding InterCall’s submissions. Although we believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements, if we fail to comply with any applicable government regulations or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services in the same manner as described in USAC’s decision regarding InterCall, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to reporting and compliance obligations on both a prospective and retroactive basis, including being subject to litigation, fines, forfeitures, regulatory surcharge remittance requirements (on both a prospective and retroactive basis) and/or other penalties arising from for any non-compliance.

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

        In 2003, the FCC amended its rules under the TCPA. The FCC retained an exemption from liability for sending unsolicited commercial fax advertisements for fax broadcast providers which solely transmit such advertisements on behalf of others. However, the FCC ordered that a sender may fax unsolicited commercial advertisements only to those from whom the sender has received prior express consent in writing. The 2003 rule amendments modified the FCC’s prior policy, which permitted such faxes when an established business relationship (EBR) existed between the sender of a commercial unsolicited fax advertisement and the recipient. Several parties challenged the new rules and the FCC delayed the requirement to have prior written consent and the deletion of the EBR exemption. In July 2005, Congress passed the Junk Fax Prevention Act of 2005 (JFPA), amending the TCPA to expressly allow fax advertisements to be sent to persons or entities with whom a sender has an EBR, with certain exceptions. This amendment essentially nullified the FCC’s 2003 revocation of the EBR exemption. The JFPA also imposed new notice language for fax advertisements and mandated an opt-out mechanism. The FCC issued rules implementing these amendments in April 2006, which became effective in August 2006. However, the FCC may revise its rules and may impose a time limitation on the EBR exception. Despite the passage of the JFPA, the new notice requirements and potential time limits on the EBR exemption, combined with the regulatory uncertainty resulting from the 2003 FCC rulings and associated litigation may have discouraged, and may continue to discourage, use by some of our customers of our broadcast fax services.

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

        The FCC, along with the Federal Trade Commission (FTC), has also instituted a national “do not call” registry for residential and wireless telephone numbers. Telemarketers making telephonic solicitations are barred from calling consumers who register their telephone numbers in the national database. New legislation was recently enacted that deletes the requirement that consumers re-register every five years. Numbers will remain on the list unless the consumer affirmatively removes a number or the number is deleted from the database in monthly administrative updates, such as in the case of an abandoned number. In summary, with certain exceptions, telemarketers are required to access the list before engaging in telemarketing in any particular area code. As a service provider to companies that engage in telemarketing, we subscribe to the federal do not call registry. Although we believe we have taken the necessary steps to ensure compliance with the do not call registry and other rule amendments, regulators or third parties could seek to challenge our compliance with the federal do not call registry, federal telemarketing laws, and FCC and FTC rules.

        In October 2006, the FTC proposed to bar pre-recorded telemarketing calls except in instances of prior express consent. The FCC generally permits pre-recorded telemarketing calls where there is either an EBR or prior express consent. The FTC initiated a rulemaking proceeding and took public comments on its proposed restrictions on pre-recorded telemarketing calls. In December 2006, the FCC issued a notice stating that it would not enforce the proposed ban until the completion of the rulemaking proceeding provided pre-recorded telemarketing calls comply with certain “safe harbor” requirements. If ultimately adopted, the FTC’s proposed restriction on pre-recorded telemarketing calls could impact customer use of our broadcast voice services to the extent a customer sought to use this service for marketing messages, distinct from informational or transactional messages.

        In addition to the federal legislation and regulations, there are numerous state laws and regulations governing telemarketing activities, including state do not call list requirements and state registration and bonding requirements. For instance, certain states regulate or restrict pre-recorded telemarketing and other messages, and certain states may restrict or make political calls subject to do not call and other requirements although such calls are exempt from the federal do not call requirements.

        Federal legislation known as the Can Spam law regulates unsolicited commercial e-mails, or spam. The Can Spam law requires unsolicited e-mail marketing messages to have a valid postal address. E-mail marketers may not use false or misleading headers or deceptive subject lines, must identify commercial e-mail and are also required to remove customers from their mailing lists if requested. The Can Spam law allows the FTC to impose fines and gives states the power to bring lawsuits. Internet service providers may also bring suit under the Can Spam law. The Can Spam law also preempts state laws in many respects, although it allows states to continue to regulate deceptive e-mails. A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails. Several states have adopted child protection registry laws that generally prohibit certain communications, such as e-mails, phone, fax or instant messages, to registered contact points accessible by children as submitted by parents and guardians when the content of the message includes an advertisement for or a link to content, products or services that are restricted to minors due to their age. Schools and other child-focused organizations may also submit domain names. Other states are considering similar legislation. These laws are subject to some opposition by certain industry groups and companies, and the FTC has noted certain concerns about security and privacy risks inherent in such “do not e-mail” registries. We provide services for our customers to distribute e-mails, including e-mails that may be subject to these laws. The Can Spam requirements apply to senders of e-mail messages, but do not apply to entities who engage in “routine conveyance” of e-mail messages, such as the transmission, routing or relaying, through an automatic technical process, e-mails for which another person has identified the recipients or provided the recipient addresses. We believe that our eMarketing services, where customers use our automated service to send e-mails to recipient addresses designated by these customers, fall within Can Spam’s routine conveyance exemption. We have implemented procedures that we believe comply with our obligations under the law. We have a policy that prohibits the use of our services to send spam and require our customers to comply with all laws and regulations pertaining to spam, but there can be no assurance that we would not be subject to litigation or enforcement actions alleging a violation of applicable federal and state laws.

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

        Other non-EU foreign legislation could also have an impact on our services. Because our services are accessible worldwide over the web, foreign jurisdictions may claim that we are required to comply with their laws. For example, in Canada, the Personal Information and Electronic Documents Act (PIEDA) similarly regulates the collection and use of personal data and applies broadly to U.S. companies that conduct commercial activities in Canada. As we continue to expand and localize our international activities, we may become obligated to comply with the laws of additional jurisdictions, which may be more stringent or impose more significant burdens on businesses than those in the U.S. Compliance in foreign jurisdictions may be more costly or may require us to change or restrict our business practices or service offerings relative to those in the U.S.

Proprietary Rights and Technology

        Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have six issued U.S. patents and eleven pending U.S. patent applications, as well as two issued international patents and six pending international patent applications. Our patents and patent applications relate to our fax distribution, document generation and delivery, audio and web conferencing and mobile solutions. We own and use a number of federally registered trademarks and pending applications for trademarks, including Premiere Global Services & DesignSM, PGI & DesignSM, PGiConnectSM, Powered by Premiere & DesignSM, Auditorium®, Fax2Mail (Stylized)®, faxREACH®, GlobalMeet®, IrgentSM, messageREACH®, Netspoke (stylized)®, ReadyConference®,

ReadyConference® Plus, smsREACH® and voiceREACH®. We own applications and registrations for many of these and other trademarks and service marks in the U.S. and in other countries. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Despite our efforts to protect our proprietary rights and technology, there can be no assurance that third parties will not misappropriate our proprietary rights or technology or independently develop technologies that are similar or superior to our technology.

Available Information

        Our corporate web site is PGiConnect.com. We make available free of charge through our web site (follow the “Investor Relations” tab to “SEC Filings”) our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is electronically filed with, or furnished to, the SEC.

Employees

        As of December 31, 2007, we employed approximately 2,430 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Amendment of Our Bylaws

        On June 27, 2007, our board of directors recommended, and our shareholders approved, an amendment to our bylaws to declassify our board and provide for the annual election of all of our directors beginning with our annual shareholders meeting in 2008. In addition, our board approved an amendment to our bylaws to add a provision permitting shareholders to appoint proxies by electronic transmission for voting at any meeting of our shareholders.

Item 1A. Risk Factors

Risks Relating to Our Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors that may make it difficult to maintain or increase our market share and revenues.

        The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “— Business — Competition.” Many of our current and potential competitors, such as major telecommunications, equipment, software and application service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings and new competitors are likely to enter our markets. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings. For example, West has acquired Televox Software and CenterPost Communications in the automated notifications space, as well as several conferencing services providers, including Raindance Communications, Inc., InterCall, ConferenceCall.com, ECI Conference Call Services, LLC and Sprint Nextel Corporation’s conferencing division and recently announced that it will seek to acquire Genesys. Cisco Systems acquired WebEx Communications to augment its premises-based conferencing offerings, and Microsoft acquired PlaceWare, Inc. and integrated PlaceWare’s services into its suite of Office series of applications. Also, we compete with companies with whom we have distribution relationships or with whom we resell certain of their services. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

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

        We compete for customers based on several factors, including price. A decrease in the rates charged for services by our competitors could cause us to reduce the rates we charge for our services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, in the past three years, increased competition and decreased demand for our legacy broadcast fax services resulted in a decrease in revenue from these services. We expect revenue from broadcast fax services to continue to decline in the future. We have also experienced declines in the average selling price per minute of services across our solution sets, including within our Conferencing & Collaboration Solutions. In some cases, our competitors may offer their services at reduced rates or free on a trial basis in order to win customers. In addition, telecommunications service providers may have lower telephony costs as a result of their ownership of the underlying telecommunications network and can offer services similar to ours at reduced rates as a result. Due to competitive factors and the rapidly changing marketplace for our services, we have reduced our pricing in certain circumstances and expect we may be required to further reduce our pricing in the future. Further, if we reduce our rates and our costs of providing our services do not decrease proportionately, or if they increase, this could have a material adverse effect on our results of operations.

Risks Relating to Our Business

Our future success depends on market acceptance of our new services.

        Market acceptance of our new services often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, in April 2007, we launched our portal, PGiConnect.com, which we believe will open a new sales channel for us by bringing all of our solutions online and will assist in our objective to improve our revenue growth. A failure to achieve broad market acceptance of or a decline in the demand for our new services or portal could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new services and portal will depend on several factors, including:

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

        We continuously integrate new technologies, service offerings and systems. We have experienced and may continue to experience difficulty integrating new technologies into our networks. For example, we experienced delays in our testing of our SIP-based voice/fax boards that we intended to launch in the first quarter of 2006 which was delayed until the second quarter. These delays resulted from the board manufacturers’ inability to support this service in the time periods we initially anticipated. If we cannot successfully integrate new technologies, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

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

        Technological advances may result in the development of new equipment and changing industry standards, which could cause our equipment to become obsolete. These events could require us to invest significant capital in upgrading or replacing our equipment. For example, we are continuing our efforts to introduce IP-based equipment into our services and may need to increase our number of IP-based ports and discontinue use of some of our traditional telecommunications-based ports if adoption of VoIP is more rapid than expected.

If we fail to increase our network capacity to meet customer demands, the quality of our service offerings may suffer.

        As network usage grows, we will need to add capacity to our hardware, software and facilities with telecommunications equipment that routes telephone calls. We continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers. For example, during 2007, we experienced challenges in keeping up with capacity demands relating to our GlobalMeet® service, particularly given a longer lead time in procuring numbers from international carriers. In addition, we are continuing to upgrade our network infrastructure to handle the new data volumes associated with this VoIP-based traffic.

Downtime in our network infrastructure could result in the loss of significant customers and revenues.

        We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time due to service or network outages and periodic system upgrades, and we may experience downtime in the future. For example, in April 2007, our conferencing operations centers were infected with a “zero day” virus that attacked our platforms impacting some of our operator-assisted, automatic and ancillary conferencing services. In addition, in October 2007, some of our fax and voice services customers may have experienced job processing delays due to unforeseen issues with a planned platform upgrade. We have implemented changes to prevent this in the future, and we take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded back-up hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. However, despite these precautions, service interruptions could result in the loss of significant customers, which could cause us to lose revenues. We also maintain business interruption insurance providing for aggregate coverage of approximately $84.2 million per policy year. However, we may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

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

        We have experienced declines in revenue from our legacy broadcast fax services and expect continued declines in the future. Our future success is dependent in part upon our ability to transition our broadcast fax customers to our newer technologies, such as e-mail and voice delivery services. For example, in order to generate more predictable broadcast fax revenue, we are continuing our efforts to transition these customers into minimum commitment contracts or flat-rate service plans. In addition, we are also continuing to migrate these customers to our newer technologies, such as e-mail. While the rate of decline in revenue from these services has slowed in recent quarters, we continue to expect continued legacy broadcast fax services revenue declines in the future.

Our inability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements or to avoid or recover telecommunications cost increases could decrease our profitability.

        Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain and/or purchase telecommunications services on favorable terms from telecommunications service providers. Agreements with some of our telecommunications service providers contain minimum purchase requirements through 2009. These commitments total approximately $8.4 million, with annual costs of approximately $7.6 million and $0.8 million in 2008 and 2009, respectively. In addition, certain circuits that we purchase are subject to term requirements, including penalties for early termination of such circuits. The total amount of the minimum purchase requirements in 2007 was approximately $16.8 million, and we incurred telecommunications costs in excess of these minimums. It is possible that other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. In addition, our telecommunications service providers may be subject to federal, state, local and international laws regulating the provision of their telecommunications services. Such telecommunications laws and regulations could change in a manner requiring our providers to incur additional costs that may be passed on to us as their customer and thereby increase our costs in purchasing such telecommunications services. Such additional costs may require us to increase the prices for our services to our customers. We can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under our telecommunications supply agreements. Moreover, if we are unable to obtain and/or purchase telecommunications services on favorable terms, if we are required to purchase more services than we are able to utilize in the operation of our business, or if we are not able to recover all or part of any increased costs resulting from such regulatory changes, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may harm our financial condition and results of operations.

        We have incurred a substantial amount of indebtedness under our credit facility. As of December 31, 2007, we had approximately $266.7 million of outstanding debt under our credit facility, with approximately $264.9 million in borrowings and $1.8 million in letters of credit outstanding. In December 2007, we increased our line of credit to $325.0 million, and, in January 2008, we further increased our line of credit to $375.0 million, all under an accordion feature. From time to time, we enter into interest rate swaps exclusive of our applicable margin as stated in our credit facility. As of December 31, 2007, we have two $100.0 million interest rate swaps, one of which is two years at a fixed rate of approximately 4.99% plus applicable spread, and one of which is three years with a fixed rate of approximately 4.745%.

        Our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	a portion of our cash flows from operations will be dedicated to the payment of any interest or amortization required with respect to outstanding indebtedness;
•	increases in our outstanding indebtedness and leverage will increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure; and

•	depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited.
•	recent credit market events and the subsequent tightening of the availability of capital both from financial institutions and the debt markets may have an adverse affect on our ability to access additional capital.

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

        We adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142) effective January 1, 2002. With the adoption of SFAS No. 142, we ceased amortizing approximately $123.1 million of goodwill. In lieu of amortization, we are required to perform an annual impairment review which could result in impairment write-downs to goodwill and/or other intangible assets. As of December 31, 2007, we had $337.2 million of goodwill and $43.1 million of other intangible assets reflected on our financial statements for which amortization will continue.

We may be subject to assessment of income, state sales and other taxes for which we have not accrued.

        We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected and remitted state sales tax from Conferencing & Collaboration Solutions customers. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. In March 2007, we were approached by the State of Illinois regarding the taxability of our conferencing services in the state. In April 2007, we began assessing sales tax to our customers in Illinois. Returns were filed and approximately $0.6 million was paid to the Illinois Department of Revenue for taxable periods prior to March 2007. Additional amounts may be due as these returns are audited. More states may claim that we are subject to an assessment of sales taxes. As of December 31, 2007 and December 31, 2006, we had reserved approximately $5.2 million and $4.3 million, respectively, for certain state sales tax contingencies. This amount is included in “Accrued taxes” on the face of the consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In January 2008, an outstanding audit with the State of New York was agreed to and payment in the amount of $1.5 million was made for outstanding telecommunications excise taxes. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

        Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven historically without subscription fees or minimum commitments. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is likely that in some future quarter our operating results may fail to meet the expectations of public market analysts and investors. In this event, the market price of our common stock will likely decline.

        Our operating results have varied significantly in the past and may vary significantly in the future. Specific factors that may cause our future operating results to vary include:

•	fluctuations in operating expenses;
•	increased competition and pricing pressure;
•	the reliability and performance of our services;
•	the timing of new service announcements;
•	market acceptance of new and enhanced versions of our services;
•	changes in regulations and legislation that may affect the competitive environment for our services; and
•	general economic and seasonal factors.

Our stock has been volatile and we expect that it will continue to be volatile.

        Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended December 31, 2007, the closing price of our common stock ranged from a high of $16.69 to a low of $8.50. The volatility of our stock price can be due to factors such as:

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

        There are several provisions in our articles and bylaws and under Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to provisions of the Georgia corporate law that relate to business combinations with interested shareholders, which can serve to inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our articles permit our board to consider the interests of various constituencies, including employees, customers, suppliers, creditors, communities in which we maintain offices or operations and other factors which they deem pertinent, in carrying out and discharging their duties and responsibilities and in determining what is believed to be in our best interests.

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

        Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions, and, where appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

•	risk in retaining acquired management and employees;
•	difficulties in the assimilation of the operations, services and personnel of the acquired company;
•	diversion of our management’s attention from other business concerns;
•	assumption of known and unknown or contingent liabilities;
•	adverse financial impact from the amortization of expenses related to intangible assets;
•	incurrence of indebtedness;
•	potential adverse financial impact from failure of acquisitions to meet internal revenue and earnings expectations;
•	entry into markets in which we have little or no direct prior experience; and
•	potentially dilutive issuances of equity securities.

        If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results. For example, we have completed the integrations of 10 acquired companies since January 1, 2005 and, in certain instances, we experienced delays in obtaining cost savings and increases in past due receivables due to delays in integrations and technology enhancements required of our infrastructure. Acquisitions yet to be fully integrated in accordance with our plans are eNunciate Corporation, Budget Conferencing and Meet24 due to the complexities related to technology integration and the recent nature of such acquisitions.

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

        Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have received and expect to continue to receive notices, or be subject to third party claims or proceedings, alleging that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. For example, in August 2006, a lawsuit was filed by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging patent infringement relating to our automated conferencing services. The complaint seeks unspecified monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. In addition, certain of our former Voicecom business segment customers have alleged that we are obligated to indemnify them against patent infringement claims made by Katz against such customers. We do not believe that we have an obligation to indemnify such customers. However, due to the inherent uncertainties of litigation, we are unable to predict the outcome of this matter or other infringement proceedings or claims, and an adverse outcome could have a material effect on our business, financial condition and results of operation.

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

        Regulatory and legislative changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation and rules and regulations relating to unsolicited fax advertising, telemarketing and unsolicited commercial e-mail. The TCPA and associated rules promulgated by the FCC prohibit the sending of unsolicited fax advertisements and proscribe certain telemarketing practices. Other federal laws implemented by the FTC also substantially regulate telemarketing, including the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The Can Spam law places certain requirements on senders of commercial e-mail, including requiring senders to honor opt-out requests and banning false and deceptive headers and subject lines. In addition to federal laws and regulations, there are numerous state laws and regulations governing such activities. For instance, certain states regulate or restrict pre-recorded telemarketing and other messages, and certain states may restrict or make political calls subject to do not call and other requirements, although such calls are exempt from the federal do not call requirements. Compliance with applicable laws and regulations could have an adverse impact on the volume of fax, voice and e-mail messages sent utilizing our platforms. For example, although Congress amended the TCPA by passing the JFPA to expressly permit the faxing of advertisements to entities and persons that have an EBR with a sender provided certain conditions are met, Congress also imposed new notice language for fax advertisements and mandated an opt-out mechanism. Despite the passage of the JFPA, new notice requirements and any future time limits on the EBR exemption may discourage use by some of our broadcast fax customers and could adversely impact our revenues. In addition, if ultimately adopted, the FTC’s proposed restriction on pre-recorded telemarketing calls, except in instances of prior express consent, could also impact customer use of our broadcast voice services to the extent a customer sought to use these services for marketing messages, distinct from informational or transactional messages. We could, nevertheless, be subject to litigation, fines, losses or other penalties under such laws and regulations.

Government regulations in the U.S. and internationally and the legal uncertainties related to the Internet and electronic communications may adversely affect the demand for our services and place financial burdens on our business related to compliance.

        Our operations are, and may be, subject to laws and regulations in the U.S. and internationally regulating the unsolicited transmission of fax communications, telemarketing and e-mail laws and regulations. We monitor such laws and regulations, have compliance policies in place and our service agreements with customers state that customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation concerning our compliance and our customers’ compliance with these laws and regulations, as well as governmental enforcement actions, regulatory fines and penalties. For example, in 2007, we were named as a co-defendant in a purported class action alleging that our customer, Quizno’s, sent unsolicited fax advertisements in violation of the TCPA.

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

        Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service commissions. We do not believe that our enhanced information services are subject to the same regulations as those applicable to traditional telecommunications service providers in the U.S. However, it is possible that regulatory authorities may take a different position and may seek to require us to submit to traditional telecommunications carrier regulation under the Communications Act of 1934, as amended, and various state laws as a provider of telecommunications services. We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. In addition, certain of our competitors have received such letters and/or are involved in investigations before the FCC or USAC regarding registration, filing and surcharge remittance requirements, and we could be adversely affected by the outcome of such investigations. In the course of one such investigation on January 15, 2008, USAC issued a decision finding that the audio bridging services of InterCall are toll teleconferencing services, requiring InterCall to comply with the FCC’s registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies on a prospective and retroactive basis. InterCall has appealed the USAC decision to the FCC and has sought a stay of the USAC decision. The FCC, in turn, has issued a public notice seeking comments regarding InterCall’s submissions. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations or if we were required to submit to the jurisdiction of such government authorities as providers of traditional telecommunications services in the same manner as described in USAC’s decision regarding InterCall, we could be temporarily prohibited from providing portions of our services, could have to restructure portions of our services, could become subject to reporting and compliance obligations on both a prospective and retroactive basis and/or could be subject to litigation, fines, forfeitures, regulatory surcharge remittance requirements (on both a prospective and retroactive basis) or other penalties arising from any noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse affect on our business, financial condition and results of operations.

Risks Related to International Operations and Expansion

There are risks inherent in international operations that could hinder our international growth strategy.

        Our ability to achieve future success will depend in part on the expansion of our international operations. For example, we recently opened a branch office in India. There are difficulties and risks inherent in doing business on an international level that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

•	burdensome regulatory requirements and unexpected changes in these requirements;
•	export restrictions and controls relating to technology;
•	data privacy laws that may apply to the transmission of our customers’ data to the U.S.;
•	tariffs and other trade barriers;
•	difficulties in staffing and managing international operations;
•	localization of our services, including translation into foreign languages and associated expenses;
•	accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;
•	longer accounts receivable payment cycles and collection difficulties;
•	political and economic instability;
•	fluctuations in currency exchange rates;
•	potential difficulties in transferring funds generated overseas to the U.S. in a tax efficient manner;
•	seasonal reductions in business activity during the summer months in Europe and other parts of the world; and
•	potentially adverse tax consequences.

We could experience losses from fluctuations in currency exchange rates.

        We conduct business in 23 countries with approximately 36.6% of our operating expenses and approximately 40.0% of our consolidated net revenues derived in foreign currencies. Accordingly, we could experience material losses in revenues and earnings due to fluctuations in foreign currencies. We have not experienced any material losses in earnings from fluctuations in currency exchange rates, but we could in the future. We typically denominate foreign transactions in foreign currency and have not regularly engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future.

Item 1B. Unresolved Staff Comments

        None.

Item 2. Properties

        Our current corporate headquarters occupy an aggregate of approximately 47,000 square feet of office space in Atlanta, Georgia under leases through two of our subsidiaries which are guaranteed by us and which will expire in August 2014. We occupy additional space of approximately 45,000 square feet in Tinton Falls, New Jersey under a lease expiring in May 2016, approximately 94,000 square feet in Colorado Springs, Colorado under a lease expiring August 2010 and approximately 46,000 square feet of office space in Lenexa, Kansas under a lease expiring in August 2009.

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

        On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant), and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno’s defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants and the Quizno’s defendants filed cross-claims against us. The case is currently in discovery, and no class has yet been certified. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer. Our insurer has agreed to participate in our defense in connection with the plaintiff’s claims against us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. On February 12 - 13, 2008, the parties engaged in mediation. The parties have reached a global settlement in principle that should resolve all claims and cross-claims and have filed a stipulation with the court informing the court and extending the various deadlines. The settlement is subject to final documentation by the parties and approval by the court. Our financial contribution to the settlement will be well below the limits of our insurance policy.

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

2007	High	Low
Fourth Quarter	$16.69	$12.15
Third Quarter	13.50	10.50
Second Quarter	13.40	11.05
First Quarter	$11.25	$8.50

2006	High	Low
Fourth Quarter	$9.44	$8.00
Third Quarter	8.86	7.13
Second Quarter	8.09	7.28
First Quarter	$9.22	$7.98

        The closing price of our common stock as reported on the NYSE on February 22, 2008 was $12.97. As of February 22, 2008 there were 483 record holders of our common stock.

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

        Our credit agreement contains customary prohibitions on our ability to declare any cash dividends on our common stock until all obligations under the line of credit are paid in full and all letters of credit have been terminated. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007	—	—	—	5,365,500
November 1-30, 2007	111,700	$13.67	111,700	5,253,800
December 1-31, 2007	478,300	$13.57	478,300	4,775,500

Total	590,000	$13.59	590,000	4,775,500

        In 2007, we completed a self-tender offer pursuant to which we repurchased and retired approximately 9.7 million shares of our common stock. In June 2006, our board of directors authorized, and we announced, a new stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. In that same month, we had reached our Board-authorized limit of 5.4 million shares from our prior stock repurchase program, which had been approved by our board in May 2000, as amended and increased in January 2003. See Note 2 to our consolidated financial statements.

Stock Performance Graph

        We previously used a peer group which had been selected in good faith by us and included the following publicly traded companies: ACT Teleconferencing, Critical Path, Inc., Docucorp International, Inc., EasyLink Services Corporation, Genesys SA, J2 Global Communications, Inc. and WebEx Communications, Inc.

        All but one of our 2007 peer group companies ceased to be a public company last year because they were acquired, went private or were delisted from the national exchange that they had been trading on. Because we are unaware of any single competitor that provides all of the services that we deliver, we believe that using a published industry index for comparing shareholder return, such as the S&P 500 Software & Services Index, provides a better reference point for investors when evaluating our stock performance.

        The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor’s 500 Composite Stock Price Index, the S&P 500 Software & Services Index and our 2007 peer group for the period beginning December 31, 2002 and ending December 31, 2007 or until our 2007 peer group company’s common stock was no longer publicly traded. The graph assumes an investment in our common stock, the S&P 500, the S&P 500 Software & Services Index and our 2007 peer group of $100 on December 31, 2002, and that all dividends were reinvested. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Premiere Global Services, Inc.	100.00	200.23	243.41	184.77	214.55	337.50
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P 500 Software & Services Index	100.00	122.90	136.38	134.53	145.87	172.38
Peer Group	100.00	161.77	192.72	197.41	280.49	260.43

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data

        The following selected consolidated statement of operations data, balance sheets data and cash flow data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this annual report.

	2007	2006	2005	2004	2003

Statement of Operations Data:
Net revenues	$ 559,706	$ 496,472	$ 497,473	$ 449,371	$ 381,280
Operating income	61,546	46,370	75,279	71,394	37,199
Income from continuing operations attributable to
common and common equivalent shares for:
—basic income per share	33,355	25,509	48,686	40,685	26,913
—diluted income per share	33,355	25,509	48,686	42,071	27,886
Income from continuing operations per common
and common equivalent shares for:
—basic (1)	$ 0.53	$ 0.37	$ 0.69	$ 0.63	$ 0.50
—diluted (1)	$ 0.52	$ 0.37	$ 0.67	$ 0.58	$ 0.45

(Loss) gain from discontinued operations	—	—	(1,269)	1,195	(976)
Net income attributable to common and common
equivalent shares for:
—basic net income per share	33,355	25,509	47,417	41,880	25,937
—diluted net income per share	33,355	25,509	47,417	43,266	26,910
Net income per common and common
equivalent shares for:
—basic (1)	$ 0.53	$ 0.37	$ 0.67	$ 0.65	$ 0.48
—diluted (1)	$ 0.52	$ 0.37	$ 0.66	$ 0.60	$ 0.44
Shares used in computing income from continuing
operations and net income per common and
common equivalent shares for:
—basic	62,654	68,933	70,392	64,086	53,767
—diluted	63,940	69,787	72,366	72,280	61,301

Balance Sheets Data (at period end):
Cash, equivalents and marketable securities	$ 18,259	$ 18,977	$ 20,508	$ 26,458	$ 24,521
Working capital	21,669	30,169	32,201	27,062	8,626
Total assets	624,087	549,315	495,290	435,476	339,297
Total debt	269,481	138,782	100,474	68,184	105,000
Total shareholders’ equity	242,207	316,291	303,750	266,930	133,718
Statement of Cash Flows Data:
Cash provided by (used in) operating activities
from:
Continuing operations	91,587	74,147	92,582	84,576	59,834
Discontinued operations-Voicecom	(650)	(987)	(2,025)	(2,081)	—

Total	$ 90,937	$ 73,160	$ 90,557	$ 82,495	$ 59,834
Cash (used in) investing activities	$ (94,090)	$ (80,966)	$(107,640)	$(111,118)	$ (41,860)
Cash provided by (used in) financing activities	$ 1,901	$ 5,712	$ 15,447	$ 30,481	$ (62,573)

(1)	Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible subordinated notes (using the if-converted method), warrants, unvested restricted stock and from stock options (using the treasury stock method). Net income available to common shareholders was adjusted for the interest expense related to our convertible notes prior to conversion.

        Our results of operations include net revenues and associated costs for all acquisitions as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the effective date of each acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

        We are a global provider of applied communication technologies that help businesses automate and improve their business processes. Our PGiCOS delivers multiple industry- and function-specific business applications. We go to market on a global basis in three segments in North America, Europe and Asia with the following five solution sets: Conferencing & Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing.

        Key highlights of our financial and strategic accomplishments for 2007 include:

•	Grew consolidated net revenues by nearly 13% in 2007 compared to 2006;
•	Grew cash flows provided by operating activities by greater than 24% compared to 2006;
•	Expanded our credit facility to $325.0 million to augment our access to capital (which was further expanded to $375.0 million in January 2008);
•	Repurchased more than 10 million shares of our common stock, or approximately 15% of our total shares outstanding; and
•	Launched our web portal, PGiConnect.com, to bring all of our capabilities online.

        Our primary corporate objectives in 2008 are focused on continuing to enhance our customer and shareholder value, which we believe will enhance the positive momentum we have generated in our business.

        Specifically, in the year ahead our plan is to:

•	Focus our sales efforts on selling additional PGiCOS solutions and applications into our existing base of customers;
•	Introduce new PGiCOS business applications that meet the specific needs of targeted industries and horizontal job functions;
•	Introduce new pricing options, including subscription and license pricing options, that are more common with other on-demand service providers; and
•	Continue to enhance our web presence, including adding greater functionality to our web portal at PGiConnect.com.

        We also plan to improve our profitability by continuing to automate our internal processes and by focusing our development efforts on continuing to enhance open access to our platform and solutions and on more highly automated applications that have shorter sales cycles and implementation times.

        We believe our success against these objectives will enable us to continue to increase our market share and to improve shareholder value throughout the remainder of 2008.

        The preparation of financial statements in conformity with generally accepted accounting principles in the U.S. (GAAP) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this annual report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements contained herein and notes thereto.

Results of Operations

        The following table presents the percentage relationship of certain statements of operations line items to total net revenues for our consolidated operating results for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
Net revenues	100.0%	100.0%	100.0%

Operating expenses
Cost of revenues (exclusive of depreciation and amortization	40.6	40.5	36.3
shown separately below)
Selling and marketing	25.2	26.7	25.8
General and administrative (exclusive of net legal settlements shown separately below)	11.8	11.8	11.8
Research and development	2.5	2.4	2.2
Depreciation	5.4	4.9	5.0
Amortization	2.8	2.6	2.7
Restructuring costs	0.6	1.7	0.7
Asset impairments	—	—	—
Net legal settlements and related expenses	0.1	0.1	0.4

Total operating expenses	89.0	90.7	84.9

Operating income	11.0	9.3	15.1

Other (expense) income
Interest expense	(2.4)	(1.8)	(1.1)
Interest income	0.1	0.1	0.1
Other, net	0.3	0.3	—

Total other (expense) income	(2.0)	(1.4)	(1.0)

Income from continuing operations
before income taxes	9.0	7.9	14.1
Income tax expense	3.0	2.8	4.3

Income from continuing operations	6.0%	5.1%	9.8%

Discontinued operations:
Loss from operations of Voicecom	—	—	(0.4)
Income tax benefit	—	—	(0.1)

Loss on discontinued operations	—	—	(0.3)

Net income	6.0%	5.1%	9.5%

        The following table presents certain financial information about our segments for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate geographic segment:

	Year Ended December 31,
	2007	2006	2005
NET REVENUES:
Net revenues from continuing operations:
North America	$356.7	$ 319.3	$ 321.4
Europe	103.3	93.0	99.1
Asia Pacific	99.7	84.2	77.0

	$559.7	$ 496.5	$ 497.5

INCOME (LOSS):
Income (loss) from continuing operations:
North America	$ 23.3	$ 21.5	$ 41.8
Europe	5.3	(0.7)	2.3
Asia Pacific	4.8	4.7	4.6

	$ 33.4	$ 25.5	$ 48.7

Loss from discontinued operations:
North America – Voicecom	—	—	(1.3)

Net income:	$ 33.4	$ 25.5	$ 47.4

Net revenues

        Consolidated net revenues from continuing operations were $559.7 million in 2007, $496.5 million in 2006 and $497.5 million in 2005. Consolidated net revenues in 2007 increased from the previous year by 12.7% and in 2006 decreased from the previous year by 0.2%. Net revenues increased in 2007 from the previous year primarily as a result of organic growth in our Conferencing & Collaboration Solutions, the strengthening of various currencies to the U.S. dollar, our acquisitions of the following Conferencing & Collaboration Solutions providers: eNunciate, EC Teleconferencing Pty Ltd. (ECT), Budget Conferencing Inc. and Meet24, the conferencing and web collaboration division of NetConnect Systems AS, our acquisition of an E-Marketing Solutions provider, Accucast, Inc., offset in part by declines in broadcast fax revenues. Strengthening of various currencies to the U.S. dollar resulted in increased revenues in 2007 compared to 2006 of approximately $10.6 million. Consolidated net revenues decreased in 2006 from the previous year primarily as a result of declines in broadcast fax revenue and declines in Conferencing & Collaboration Solutions revenue from historically our largest customer, offset in part by organic growth in our Conferencing & Collaboration Solutions excluding this one customer, our acquisitions of the following Conferencing & Collaboration Solutions providers: Citizens Communications Company’s conferencing services business, Intelligent Meetings Corporation, Netspoke, Inc., eNunciate and ECT, and our acquisition of Accucast.

        North America net revenue was 63.7%, 64.3%, and 64.6% of consolidated net revenues for 2007, 2006 and 2005, respectively. North America net revenue was $356.7 million in 2007, $319.3 million in 2006 and $321.4 million in 2005. North America net revenue in 2007 increased from the previous year by 11.7% and, in 2006, decreased from the previous year by 0.7%. North America net revenue increased in 2007 from the previous year primarily as a result of organic growth in our Conferencing & Collaboration Solutions, our acquisitions of eNunciate, Budget Conferencing and Accucast, Desktop Document Solutions and strengthening of the Canadian Dollar to the U.S. dollar by approximately $0.4 million. This growth was offset primarily by declines in our broadcast fax revenue. North America net revenue decreased in 2006 from the previous year primarily as a result of declines in our broadcast fax revenue and Conferencing & Collaboration Solutions revenue from historically our largest customer, offset in part by our acquisitions of Citizens Communications conferencing services business, Intelligent Meetings, Netspoke, eNunciate, and Accucast and organic growth in our Conferencing & Collaboration Solutions excluding this one customer, and Desktop Document Solutions. Our Conferencing & Collaboration Solutions revenue in North America was $269.6 million, $219.5 million and $203.3 million in 2007, 2006 and 2005, respectively. Our broadcast fax revenue in North America was $20.3 million, $28.3 million and $44.8 million in 2007, 2006 and 2005, respectively.

        Europe net revenue was 18.5%, 18.7%, and 19.9% of consolidated net revenues for 2007, 2006 and 2005, respectively. Europe net revenue was $103.3 million in 2007, $93.0 million in 2006 and $99.1 million in 2005. Europe net revenue in 2007 increased from the previous year by 11.0% and, in 2006, decreased from the previous year by 6.2%. Europe net revenue increased from the previous year primarily as a result of organic growth in our Conferencing & Collaboration Solutions, our acquisition of Meet24 and the strengthening of the Euro and British Pound to the U.S. dollar. This growth was offset in part by declines in our broadcast fax revenue. Europe net revenue declined in 2006 primarily as a result of declines in broadcast fax revenue, offset in part by organic growth in our Conferencing & Collaboration Solutions. Strengthening of the Euro and the British Pound to the U.S. dollar resulted in increased revenues in 2007 compared to 2006 of approximately $7.6 million. Our Conferencing & Collaboration Solutions revenue in Europe was a $46.6 million, $31.0 million and $25.5 million in 2007, 2006 and 2005, respectively. Our broadcast fax revenue in Europe was $23.6 million, $29.0 million and $35.6 million in 2007, 2006 and 2005, respectively.

        Asia Pacific net revenue was 17.8%, 17.0%, and 15.5% of consolidated net revenues for 2007, 2006 and 2005, respectively. Asia Pacific net revenue was $99.7 million in 2007, $84.2 million in 2006 and $77.0 million in 2005. Asia Pacific net revenue in 2007 and 2006 increased from each of the previous years by 18.4% and 9.4%, respectively. Asia Pacific net revenue increased in 2007 primarily as a result of organic growth in our Conferencing & Collaboration Solutions, our acquisition of ECT, the strengthening of various currencies to the U.S. dollar, growth in our Maritime Notifications and Reminders Solutions (which we resale from a third party to shipping companies in this region), offset in part by declines in our broadcast fax revenue. Asia Pacific net revenue increased in 2006 primarily as a result of organic growth of our solution sets and our acquisition of ECT, offset in part by a weakening of the Yen to the U.S. dollar and declines in broadcast fax revenue. Strengthening of the various currencies in Asia Pacific to the U.S. dollar resulted in increased revenue in 2007 compared to 2006 of approximately $2.6 million. Our Conferencing & Collaboration Solutions revenue in Asia Pacific was $42.5 million, $29.5 million and $23.1 million in 2007, 2006 and 2005, respectively. Our broadcast fax revenue in Asia Pacific was $32.4 million, $34.3 million and $36.4 million in 2007, 2006 and 2005, respectively.

Cost of revenues

        Consolidated cost of revenues were 40.6%, 40.5%, and 36.3% of consolidated revenues in 2007, 2006 and 2005, respectively. Consolidated cost of revenues from continuing operations increased 13.4% to $227.3 million in 2007 from $200.5 million in 2006 and increased 10.8% in 2006 from $181.0 million in 2005. Consolidated cost of revenues as a percentage of consolidated net revenues remained flat in 2007 compared to 2006 as a as a result of re-negotiated lower telecommunications costs, our continued migration to VoIP and the initial benefits of our service delivery organization re-engineering efforts. These cost reductions, however were offset by declines in high margin broadcast fax services and price compression in our Conferencing & Collaboration Solutions. Consolidated cost of revenues as a percentage of consolidated net revenues increased in 2006 compared to 2005 as a result of decreased revenues due to declines in a significant higher margin Conferencing & Collaboration Solutions revenue from historically our largest customer and higher margin broadcast fax services.

        North America cost of revenue totaled $142.0 million in 2007, $124.4 million in 2006 and $108.7 million in 2005, or 39.8%, 39.0% and 33.8% of segment net revenue, in 2007, 2006 and 2005, respectively. North America cost of revenue includes approximately $0.3 million, $0.7 million and $0.2 million for 2007, 2006 and 2005, respectively, of equity-based compensation costs which increased in 2006 as a result of our adoption of SFAS No. 123(R), “Share Based Payment” (SFAS 123(R)). In 2007, North America cost of revenue increased as a percentage of segment net revenue primarily due to lower average selling prices per minute in our Conferencing & Collaboration Solutions, declines in broadcast fax services and growth in our web conferencing services that carry a higher percentage cost of revenue, offset by lower negotiated telecommunications costs per minute and reduced customer service costs associated with our non-Conferencing & Collaboration Solutions revenue. These reduced non-Conferencing & Collaboration Solutions customer service costs are a result of re-engineering efforts in the first half of 2007. In 2006, North America cost of revenue increased as a percentage of segment net revenue primarily due to regulatory telecommunications costs, our acquisition of Accucast (with our eMarketing Solutions carrying a higher percentage cost of revenue), lower average selling prices per minute in our organic Conferencing & Collaboration Solutions, the decline of revenue from historically our largest Conferencing & Collaboration Solutions customer with higher margins, declines in lower cost of revenue for broadcast fax services and growth in our web conferencing services that carry a higher percentage cost of revenue.

        Europe cost of revenue totaled $37.0 million in 2007, $35.4 million in 2006 and $38.9 million in 2005, or 35.9%, 38.1% and 39.3% of segment net revenue, in 2007, 2006 and 2005, respectively. In 2007, Europe cost of revenue declined as a percentage of segment net revenue primarily as a result of an increase in revenue mix towards lower cost of revenue Conferencing & Collaboration Solutions from higher cost of revenue broadcast fax services and reduced customer service costs associated with our non-Conferencing & Collaboration Solutions revenue. These reduced non-Conferencing & Collaboration Solutions customer service costs are a result of our re-engineering efforts in the first half of 2007. In 2006, Europe cost of revenue declined as a percentage of segment net revenue primarily as a result of lower negotiated telecommunications costs per minute and an increase in revenue mix towards lower cost of revenue Conferencing & Collaboration Solutions from higher cost of revenue broadcast fax services.

        Asia Pacific cost of revenue totaled $48.3 million in 2007, $40.7 million in 2006 and $33.3 million in 2005, or 48.4%, 48.3% and 43.3% of segment net revenue, in 2007, 2006 and 2005, respectively. In 2007, Asia Pacific cost of revenue increased as a percentage of segment net revenue primarily as a result of lower average selling price per minute in our Conferencing & Collaboration Solutions, offset in part by reductions in telecommunication costs from network performance improvements. In 2006, Asia Pacific cost of revenue increased as a percentage of segment net revenue primarily as a result of lower average selling price per minute in Conferencing & Collaboration Solutions and broadcast fax services and telecommunications cost increases in certain countries where telecommunications remain highly regulated by the government. Increases in costs related to certain of our reseller arrangements that carry higher costs of revenue also contributed to this increase.

Selling and marketing

        Consolidated selling and marketing expenses from continuing operations as a percent of consolidated net revenues were 25.2%, 26.7% and 25.8% in 2007, 2006 and 2005, respectively. Consolidated selling and marketing expenses from continuing operations increased 6.8% to $141.3 million in 2007 from $132.3 million in 2006, and increased 2.9% in 2006 from $128.6 million in 2005. Consolidated selling and marketing expense as a percentage of net revenue declined in 2007 as compared with 2006 and increased in 2006 as compared with 2005. The increase in consolidated selling and marketing expenses in 2007 compared to 2006 are associated with $4.3 million from our acquisitions of Accucast, eNunciate, ECT, Budget Conferencing and Meet24, $2.7 million from the strengthening of various currencies to the U.S. dollar and $2.0 million from increased investments in our sales and marketing efforts throughout 2007. The increase in selling and marketing expenses in 2006 compared to 2005 were associated primarily with our increased investment in sales and marketing efforts throughout 2006.

        North America selling and marketing expenses as a percent of segment net revenue were 24.7%, 27.6% and 26.3%, in 2007, 2006 and 2005, respectively. North America selling and marketing expense increased 0.1% to $88.1 million in 2007 from $88.0 million in 2006, and increased 4.0% in 2006 from $84.6 million in 2005. North America selling and marketing expense includes $1.8 million, $1.8 million and $1.0 million for 2007, 2006 and 2005, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). The increase in North America selling and marketing expense in 2007 compared to 2006 is associated with increased costs of $2.9 million from our acquisitions of Accucast, eNunciate and Budget Conferencing, additional investment sales personnel of $1.2 million, offset in part by a reduction of $4.0 million in marketing support costs associated with our 2006 corporate branding initiatives and non-Conferencing & Collaboration Solutions promotions. The increase in North America selling and marketing expense in 2006 compared to 2005 is primarily associated with our acquisitions of Accucast and eNunciate and costs associated with corporate branding initiatives related to corporate organizational changes.

        Europe selling and marketing expenses as a percent of segment net revenue were 30.8%, 27.5% and 26.0%, in 2007, 2006 and 2005, respectively. Europe selling and marketing expense increased 24.3% to $31.8 million in 2007 from $25.6 million in 2006, and decreased 0.8% in 2006 from $25.8 million in 2005. Europe selling and marketing expense includes $0.3 million, $0.2 million and $0.0 million for 2007, 2006 and 2005, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). The increase in Europe selling and marketing costs in 2007 compared to 2006 is associated with $2.1 million related to the Euro and British Pound strengthening to the U.S. dollar, $1.0 million from our acquisition of Meet24 and $3.1 million from our investments in sales personnel to support our solution sets. The increase in Europe selling and marketing costs in 2006 compared to 2005 is associated with increases in Conferencing & Collaboration Solutions sales personnel offset in part by reductions in sales personnel associated with our broadcast fax services.

        Asia selling and marketing expenses as a percent of segment net revenue were 21.4%, 22.2% and 23.7%, in 2007, 2006 and 2005, respectively. Asia Pacific selling and marketing expense increased 14.4% to $21.4 million in 2007 from $18.7 million in 2006, and increased 2.7% in 2006 from $18.2 million in 2005. Asia Pacific selling and marketing expense includes $0.1 million, $0.1 million and $0.0 million for 2007, 2006 and 2005, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). The increase in Asia selling and marketing costs in 2007 compared to 2006 is associated with $0.6 million from various currencies strengthening to the U.S. dollar and $1.6 million of investments in sales personnel to support our solution sets. The increase in Asia selling and marketing costs in 2006 compared to 2005 is primarily associated with increases in Conferencing & Collaboration Solutions sales personnel offset in part by reductions in sales personnel associated with our broadcast fax services.

Research and development

        Consolidated research and development expenses from continuing operations as a percentage of consolidated net revenues were 2.5%, 2.4% and 2.2% in 2007, 2006 and 2005, respectively. Consolidated research and development expenses from continuing operations increased 16.5% to $14.1 million in 2007 from $12.1 million in 2006 and increased 11.3% in 2006 from $10.8 million in 2005. Consolidated research and development expense included approximately $0.8 million, $0.8 million and $0.1 million for 2007, 2006 and 2005, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). Research and development costs increased as a percentage of consolidated net revenues in 2007 and 2006 as a result of a greater amount of internal costs incurred for maintenance of our platforms. We capitalized $9.8 million, $8.0 million and $9.1 million in 2007, 2006 and 2005, respectively, of internal software development costs. The increase in internal costs capitalized is primarily the result of increased product offerings and product enhancements within our solution sets. Research and development expenses are primarily incurred in the U.S.

General and administrative

        Consolidated general and administrative expenses from continuing operations as a percentage of consolidated net revenue were 11.8% in 2007, 2006 and 2005, respectively. Consolidated general and administrative expenses from continuing operations increased 12.6% to $66.0 million in 2007 from $58.6 million in 2006, and increased 0.2% in 2006 from $58.5 million in 2005. Consolidated general and administrative expenses from continuing operations increased in 2007 compared to 2006 as a result of $2.9 million in increased proxy-related costs, $1.9 million related to our acquisitions of Accucast, eNunciate, ECT, Budget Conferencing and Meet24, $1.0 million associated with various currencies strengthening to the U.S. dollar with the remaining increases associated with duplicative rent from our corporate headquarters relocation and with legal expenses associated with various matters in our commitments and contingencies footnote to our consolidated financial statements.

        North America general and administrative expenses as a percentage of segment net revenue were 12.6%, 12.9% and 12.5% in 2007, 2006 and 2005, respectively. North America general and administrative expense increased 9.5% to $45.1 million in 2007 from $41.2 million in 2006 and increased 4.8% in 2006, from $40.0 million in 2005. North America general and administrative expenses include $6.6 million, $6.2 million and $5.7 million, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). The increase in North America general and administrative expenses is associated with $1.5 million from our acquisitions of Accucast, eNunciate and Budget Conferencing, approximately $2.9 million in proxy-related costs, $1.7 million of duplicative rent costs from our corporate headquarters relocation and with legal expenses associated with various matters in our commitments and contingencies footnote to our consolidated financial statements. These increases in costs are offset by reductions in bad debt expense of approximately $2.5 million as a result of improved collections activity during 2007. The increase in North America general and administrative expenses in 2006 is primarily the result of increased bad debt expenses associated with specific collections challenges incurred during 2006 from previous years’ acquisitions.

        Europe general and administrative expenses as a percentage of segment net revenue were 12.2%, 11.1% and 11.6% in 2007, 2006 and 2005, respectively. Europe general and administrative expense increased 21.1% to

$12.6 million in 2007, from $10.3 million in 2006 and decreased 11.2% in 2006 from $11.5 million in 2005. Europe general and administrative expense includes $0.3 million, $0.2 million and $0.2 million for 2007, 2006 and 2005, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). The increase in Europe general and administrative expenses in 2007 is associated with $0.8 million from strengthening of the Euro and British pound to the U.S. dollar, $0.3 million from our acquisition of Meet 24, with the remaining related to increased bonus compensation associated with achievement of plan objectives in 2007 as compared to 2006. The decrease in Europe general and administrative expenses in 2006 compared to 2005 is primarily the result of decreased bonus compensation as a result of the failure to achieve plan objectives in 2006.

        Asia general and administrative expenses as a percentage of segment net revenue were 8.4%, 8.4% and 9.1% in 2007, 2006 and 2005, respectively. Asia general and administrative expense increased 18.2% to $8.4 million in 2007 from $7.1 million in 2006 and increased 1.4% in 2006 from $7.0 million in 2005. Asia Pacific general and administrative expense includes $0.3 million, $0.3 million and $0.2 million for 2007, 2006 and 2005, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). The increase in Asia general and administrative costs in 2007 compared to 2006 is associated with $0.2 million related to various currencies strengthening to the U.S. dollar, $0.1 million associated with our acquisition of ECT, with the remaining difference in duplicative rent and relocation costs associated with our office relocation in Tokyo and increased finance and executive support costs related to revenue growth within the region. The increase in Asia general and administrative costs in 2006 compared to 2005 is associated primarily with our acquisition of ECT.

Depreciation

        Consolidated depreciation expenses from continuing operations as a percentage of consolidated net revenues were 5.4%, 4.9% and 5.0% in 2007, 2006 and 2005, respectively. Consolidated depreciation expenses from continuing operations increased 22.1% to $30.0 million in 2007 from $24.6 million in 2006 and decreased 0.8% from $24.8 million in 2005. Depreciation expense has increased as a percentage of consolidated net revenues as we continue to invest in our services and infrastructure to support our solutions revenue.

        North America depreciation expense totaled $23.9 million in 2007, $18.2 million in 2006 and $17.9 million in 2005, or 6.7%, 5.7% and 5.6% of segment net revenue, in 2007, 2006 and 2005, respectively. Europe depreciation expense totaled $3.4 million in 2007, $3.8 million in 2006 and $3.9 million in 2005, or 3.3%, 4.1% and 4.0% of segment net revenue, in 2007, 2006 and 2005, respectively. Asia Pacific depreciation expense totaled $2.8 million in 2007, $2.6 million in 2006 and $2.9 million in 2005, or 2.8%, 3.1% and 3.8% of segment net revenue, in 2007, 2006 and 2005, respectively.

Amortization

        Consolidated amortization from continuing operations as a percentage of consolidated net revenues was 2.8%, 2.6% and 2.7% in 2007, 2006 and 2005, respectively. Consolidated amortization from continuing operations was $15.7 million, $13.0 million and $13.2 million in 2007, 2006 and 2005, respectively. Amortization expense has increased in absolute dollars primarily as a result of our acquisitions made in 2006 and 2007.

        North America amortization expense totaled $13.5 million in 2007, $11.2 million in 2006 and $10.5 million in 2005, or 3.8%, 3.5% and 3.3% of segment net revenue, in 2007, 2006 and 2005, respectively. Europe amortization expense totaled $1.7 million in 2007, $1.6 million in 2006 and $2.7 million in 2005, or 1.7%, 1.7% and 2.7% of segment net revenue, in 2007, 2006 and 2005, respectively. Asia Pacific amortization expense totaled $0.4 million in 2007, $0.2 million in 2006 and $0.0 million in 2005, or 0.4%, 0.3% and 0.0% of segment net revenue, in 2007, 2006 and 2005, respectively.

Restructuring costs

        Consolidated restructuring costs from continuing operations as a percentage of consolidated revenues were 0.6%, 1.7% and 0.7% in 2007, 2006 and 2005, respectively. Consolidated restructuring costs from continuing operations were $3.4 million, $8.4 million and $3.3 million in 2007, 2006 and 2005, respectively.

Realignment of Workforce – 2007

        In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions. Additionally, we incurred $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. Estimated annual savings from this consolidation is approximately $6.0 million. During 2007, we paid approximately $3.1 million related to these severance and exit costs, and approximately $0.1 million related to these lease termination costs. During the twelve months ended December 31, 2007, we adjusted our restructuring reserve by approximately $0.2 million as a result of actual severance payments to certain individuals being less than originally estimated. We anticipate the remaining restructuring cost to be paid during 2008. Our reserve for these restructuring costs at December 31, 2007 was approximately $0.8 million.

Realignment of Workforce – 2006

        In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific. In the twelve months ended December 31, 2007, we paid approximately $3.4 million related to these severance and exit costs. During the twelve months ended December 31, 2007, we adjusted our restructuring reserve by approximately $0.5 million as a result of actual severance payments to certain individuals being less than originally estimated. We anticipate the remaining costs to be paid during 2008. Our reserve for these restructuring costs at December 31, 2007 was approximately $0.1 million.

Realignment of Workforce – 2005

        In 2005, we incurred $3.3 million of restructuring costs. These costs were associated with the elimination of 90 employees in selling and marketing, operations and finance functions, primarily in North America and Europe. The reductions in non-financial functions are the result of the significant declines in our North America and Europe broadcast fax services revenue. The reductions in financial functions are the result of duplicative business processes within North America and Europe finance departments. As of December 31, 2007, we have completed this restructuring plan and accordingly, no reserves remain.

        Our reserve for restructuring costs incurred in years prior to 2005 was $2.4 million at December 31, 2007.

Asset impairment

        Asset impairments were $0.1 million in 2006 relating to the discontinuation of technology acquired in 2003 in our North America operating segment.

Net legal settlements and related expenses

        Net legal settlements and related expenses were $0.3 million, $0.6 million and $2.0 million in 2007, 2006 and 2005, respectively. In 2007, we incurred settlement costs associated with acquisitions made in previous years for matters that arose subsequent to such acquisitions. In 2006, we resolved a dispute with one of our telecommunications providers for approximately $0.6 million. In February 2006, we settled contract litigation with Captaris relating to a license agreement and a reseller agreement entered into in connection with our acquisition of MedaLinq assets from Captaris in September 2003. As this lawsuit arose prior to December 31, 2005, we were required to adjust the 2005 results to reflect this settlement and related legal fees of $2.4 million, net of accruals of $0.4 million previously recorded.

Interest expense

        Interest expense from continuing operations was $13.6 million, $9.1 million and $5.6 million in 2007, 2006 and 2005, respectively. Interest expense increased in 2007 and 2006 primarily as a result of increased average borrowings on our credit facility resulting from acquisitions and increases in LIBOR. Average outstanding borrowings on our credit facility during 2007 and 2006 were $204.1 million, $119.6 million and $99.8 million, respectively. The increase in borrowing on our credit facility in 2007 compared to 2006 is primarily the result of borrowings associated with our self-tender offer in which we acquired approximately $122.5 million of our common shares outstanding during May 2007, as well as with our Budget and Meet24 acquisitions.

        In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% plus applicable spread. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.745%. These swaps are exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and account for them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). Changes in fair value, which were approximately $0.2 million of income for the twelve months ended December 31, 2007, are recognized in earnings.

        In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. These swaps were exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in the accompanying consolidated statements of operations. Changes in fair value prior to the termination of these swaps were approximately $0.1 million of benefit for the twelve months ended December 31, 2007 and are recognized in earnings.

Interest income

        Interest income was $0.8 million, $0.5 million and $0.6 million in 2007, 2006 and 2005, respectively. Interest income remained relatively flat in all three periods as we maintained a stable cash and cash equivalent outstanding balance. The average cash and cash equivalents were $18.6 million in 2007, $19.7 million in 2006, and $23.2 million in 2005.

Loss on sale of marketable securities

        Loss on marketable securities was $(0.1) in 2005. During 2005, we sold the remaining securities of various companies in the same industry as us. As of December 31, 2007, we do not hold any marketable securities.

Other, net

        Other, net was $1.4 million, $1.4 million and $0.1 million in 2007, 2006 and 2005, respectively. In 2007 and 2006, we incurred foreign exchange gains of approximately $1.4 million related to cash settlements of intercompany transactions and the Canadian dollar component of our existing line of credit.

Income taxes

        In 2007, 2006 and 2005, our effective income tax rate varied from the statutory rate primarily as a result of non-deductible compensation costs and changes in valuation allowances. Changes in valuation allowances are required when facts and circumstances surrounding these estimates have changed.

        The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which are reasonably assured of being utilized. These differences are primarily attributable to the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. During the year ended December 31, 2007, our valuation allowance increased by approximately $0.5 million, primarily a result of a $1.8 million increase in the valuation reserves placed on certain current-year state and foreign operating losses that, in management’s opinion, will more likely than not remain unutilized and a $1.3 million decrease due to the transfer to the opening balance of our FIN 48 reserve. During 2007 and 2006, we provided additional deferred net deferred tax assets of $0.4 million and $0.5 million, respectively, associated with identified subsidiaries that could provide dividends on unremitted earnings in excess of our initial investment.

        On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes –An Interpretation of FASB Statement No. 109” (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

        We adopted the provisions of FIN No. 48 on January 1, 2007. We recorded provisions for certain international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. As a result of our adoption of FIN No. 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $6.3 million of unrecognized tax benefits. Included in the balance at January 1, 2007 is approximately $5.6 million of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. This amount is classified as “Income taxes payable” in the accompanying consolidated balance sheet. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997 - 2006 remain subject to income tax examinations by tax authorities.

        As of December 31, 2007, we have $4.6 million of unrecognized tax benefits, including $1.4 million of unrecognized tax benefits that if recognized would reduce our annual effective tax rate. In January 2008, an outstanding audit with the State of New York was agreed to and payment in the amount of $0.2 million including interest was made. With the exception of this payment, we do not expect our unrecognized tax benefit to change significantly over the next twelve months.

        As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of December 31, 2007 and January 1, 2007, we had accrued interest and penalties of approximately $1.3 million and $0.9 million, respectively, related to uncertain tax positions.

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

Discontinued operations

        During 2005, we settled litigation with JOBA, Inc., a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel

Enterprises, LLC, and by Voicecom Telecommunications, LLC, an unrelated party which purchased substantially all of the assets of our Voicecom business segment in March 2002. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom in consideration, for among other things, dismissal of the litigation with prejudice, mutual releases and covenants not to sue and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in the consolidated statements of operations. During 2005, we also changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate. As of December 31, 2007, there is no longer a lease obligation related to our former Voicecom reportable segment.

Acquisitions

        We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

        In July 2007, we acquired assets and the stock of Budget Conferencing, a Canadian-based provider of audio and web conferencing services. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, “Business Combinations” (SFAS No. 141), and approximately $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to other acquisition liabilities, $6.6 million has been allocated to identifiable customer lists, $1.3 million has been allocated to trademarks and $1.4 million has been allocated to a non-compete agreement, with the identifiable customer lists, trademarks and non-compete agreements amortized over five-year useful lives. In addition, $2.6 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $13.6 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142).

        In September 2006, we acquired assets and the stock of eNunciate, a Canadian-based provider of audio and web conferencing services. We paid CA$29.0 million in cash at closing and CA$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141 and approximately CA$0.3 million has been allocated to acquired fixed assets, CA$0.3 million has been allocated to acquired working capital, CA$6.8 million has been allocated to identifiable customer lists and CA$0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CA$22.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

        In March 2005, we acquired substantially all of the assets and assumed certain liabilities of the conferencing services business of Citizens Communications, primarily servicing customers in the U.S. We paid $43.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $2.5 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.9 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

        In November 2007, we acquired the stock of Meet24, a Nordic-based provider of conferencing and web collaboration services. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit and cash and cash equivalents on hand. We followed SFAS No. 141, and approximately, $0.2 million has been allocated to acquired fixed assets, $1.4 million has been allocated to acquired working capital, $0.9 million has been allocated to acquired deferred tax assets, $3.8 million has been allocated to other acquisition liabilities, $8.8 million has been allocated to identifiable customer lists and $0.7 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five-year useful lives. In addition, $2.7 million has been allocated to long-term deferred tax liabilities. We have not finalized the working capital component of the purchase price. The residual $21.0 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Asia Pacific

        In November 2006, we acquired certain assets and assumed certain liabilities of ECT, an Australian-based provider of audio and web conferencing services. We paid AU$5.7 million in cash at closing and AU$0.4 million in transaction fees and closing costs. We funded the purchase through a Yen-denominated line of credit with Sumitomo Mitsui Banking and Australian dollar cash on hand. We followed SFAS No. 141, and approximately AU$0.1 million of the aggregate purchase price has been allocated to acquired fixed assets, AU$0.5 million has been allocated to acquired working capital, AU$1.4 million has been allocated to identifiable customer lists and AU$0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual AU$4.0 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Liquidity and capital resources

        As of December 31, 2007, we had $18.3 million in cash and cash equivalents compared to $19.0 million as of December 31, 2006. Cash balances residing outside of the U.S. as of December 31, 2007 were $19.4 million compared to $18.4 million as of December 31, 2006. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. and dividends from Japan. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in “Other, net” on the face of the consolidated statements of operations. Intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in the cumulative translation adjustment account on face of the consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. During December 2007, we increased the availability of our line of credit from $300.0 million to $325.0 million. At December 31, 2007, we had approximately $58.3 million of availability under our existing $325.0 million line of credit. For a discussion of our line of credit, see “Capital resources.”

Cash provided by operating activities

        Consolidated operating cash flows from continuing operations were $91.6 million, $74.1 million and $92.6 million in 2007, 2006 and 2005, respectively. Consolidated operating cash flows from continuing operations increased $17.4 million in 2007 from 2006 and decreased $18.5 million in 2006 from 2005. In 2007, operating cash flows before changes in assets and liabilities were $86.3 million. In 2007, changes to assets and liabilities were $5.3 million. The change in assets and liabilities was due primarily to increases in income taxes payable related to reduced income taxes paid in 2007 associated with bonus depreciation elected from prior years. In 2006, operating cash flows before changes in assets and liabilities were $76.9 million. In 2005, changes to assets and liabilities were $(2.8) million. In 2005, operating cash flows before changes in assets and liabilities were $105.5 million. In 2005, changes to assets and liabilities were $(12.9) million. The change in assets and liabilities was primarily attributable to growth in our receivables due to the integration of various acquisitions and growth in revenues which have longer payment terms, the payment of federal income taxes accrued in 2004 at a greater amount than in 2005 and the favorable result of accrued vendor disputes resolved in 2005.

Cash used in investing activities

        Consolidated investing activities used cash of approximately $94.1 million, $81.0 million and $107.6 million in 2007, 2006 and 2005, respectively. Cash used in 2007 was primarily related to $47.8 million to fund our acquisitions and $46.3 million of capital expenditures. Cash used in 2006 was primarily related to $49.0 million used to fund our acquisitions and $31.9 million of capital expenditures. Cash used in 2005 was primarily related to $79.9 million to fund our acquisitions and $28.2 million of capital expenditures.

Cash provided by financing activities

        Consolidated financing activities provided cash of approximately $1.9 million, $5.7 million, and $15.4 million in 2007, 2006 and 2005, respectively. Cash provided by financing activities in 2007 was the result of net borrowings on our credit facility of $125.7 million primarily associated with our self-tender offer, $8.6 million received from stock option exercises, $3.3 million from excess tax benefits from share-based payment arrangements and $0.4 million from loan repayments from our chief executive officer offset by treasury stock purchases of $136.0 million. Cash provided by financing activities in 2006 was the result of net borrowings on our credit facility of $34.7 million, used primarily to fund our acquisitions, $2.5 million received from stock option exercises and $0.2 million from excess tax benefits from share-based payment arrangements offset by treasury stock purchases of $31.7 million. Cash provided by financing activities in 2005 was primarily the result of net borrowings on our credit facility of $29.4 million used to fund our acquisitions, cash receipts from repayments of employee loans of $4.0 million and $8.5 million received from stock option exercises offset by treasury stock purchases of $26.5 million.

Off-balance sheet arrangements

        As of December 31, 2007, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

        At December 31, 2007, we had the following contractual obligations. We are primarily obligated under operating leases for network facilities and office space, outstanding balances, LIBOR interest and commitment fees under our line of credit, interest rate swaps, remaining cash payments on current and prior year acquisitions and telecommunications service contractual minimum purchase agreements.

        The following table displays contractual obligations as of December 31, 2007 (in thousands):

Contractual obligation	Amounts Committed	2008	2009	2010	2011	2012	There- After
Operating leases	46,055	10,931	8,278	5,904	4,242	3,613	13,087
Current borrowings on line of credit	264,935	—	—	—	264,935	—	—
Credit facility commitment fees and interest	37,944	13,250	11,657	10,116	2,921	—	—
Restructuring costs	3,292	1,717	384	384	384	384	39
Telecommunications service agreements	8,367	7,557	810	—	—	—	—
Acquisitions	4,383	3,297	585	248	169	84	—
Capital leases	4,546	1,703	1,533	539	424	347	—
Fin 48	1,459	1,459	—	—	—	—	—
Asset retirement obligation	438	386	52	—	—	—	—

	$371,418	$40,300	$23,299	$17,191	$273,076	$4,429	$13,124

        The contractual obligations table above contains only the portion of the liability accrued in accordance with FIN No. 48 that is expected to be settled during 2008. The remaining amount that has been accrued in accordance with FIN 48 is not included in the contractual obligations table because we are unable to determine when, or if, payment of these amounts will be made.

State sales taxes

        We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have not collected and remitted state sales tax from Conferencing & Collaboration Solutions customers. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. After we were approached by the State of Illinois in March 2007 regarding the taxability of our conferencing services in the state, we began assessing sales tax to our customers in Illinois in April 2007. Returns were filed and approximately $0.6 million was paid to the Illinois Department of Revenue for taxable periods prior to March 2007. Additional amounts may be due as these returns are audited. More states may claim that we are subject to an assessment of sales taxes. As of December 31, 2007 and December 31, 2006, we had reserved approximately $5.2 million and $4.3 million, respectively, for certain state sales tax contingencies. This amount is included in “Accrued taxes” in our consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In January 2008, an outstanding audit with the State of New York was agreed to and payment in the amount of $1.5 million was made for outstanding telecommunications excise taxes. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

Capital resources

        In December 2007, we expanded the committed amounts of our credit facility by $25.0 million from $300.0 million to $325.0 million, which was further expanded to $375.0 million in January 2008. We paid less than $0.1 million of financing costs for each expansion of our line of credit. Our credit facility also provides for an uncommitted accordian feature allowing for an additional increase up to $400.0 million of the revolving credit line, subject to its terms and conditions. Our credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

        In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.5 million has been used to fund our self-tender offer in the second quarter of 2007.

        We believe that as of December 31, 2007, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under our credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At December 31, 2007, our interest rate on 30-day LIBOR loans was 6.10%. As of December 31, 2007, we had approximately $264.9 million of borrowings outstanding and approximately $1.8 million in letters of credit outstanding under our line of credit. As of December 31, 2006, we had approximately $134.5 million of borrowings outstanding and approximately $1.4 million in letters of credit outstanding under our line of credit.

        In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. These swaps were exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No.133. During the second quarter of 2007, we terminated these interest swaps and recorded a gain of approximately $0.4 million in “Interest expense” in the accompanying consolidated statement of operations. Changes in fair value prior to the termination of these swaps were approximately $0.1 million for the six months ended June 30, 2007, and are recognized in earnings.

        In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% plus applicable spread. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.745%. These swaps are exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and account for them in accordance with SFAS No. 133. Changes in fair value, which were approximately $0.2 million of income for the twelve months ended December 31, 2007, are recognized in earnings.

        In March and September 2006, we entered into our Yen-denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking which have interest rates of 1.875% and 1.61%, respectively, through March 2008. In May 2007, the ¥200.0 million line of credit was amended to ¥300.0 million. As of December 31, 2007, there were no outstanding borrowings under these facilities.

        We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and a terms ranging from 36 months to 60 months. The principal balance of these leases at December 31, 2007 was $4.5 million.

Liquidity

        As of December 31, 2007, we had $18.3 million of cash and cash equivalents. We generated positive operating cash flows from each of our geographic business segments for the twelve months ended December 31, 2007. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which have historically been 4% to 8% of annual consolidated net revenues, and to fund research and development costs for new services and enhancements to existing services, which have historically been approximately 2% to 3% of annual consolidated net revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our line of credit in order to fund acquisitions. At December 31, 2007, we had $58.3 million of available credit on our existing $325.0 million line of credit.

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

Critical Accounting Policies

        “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with generally accepted accounting principles in the U.S. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, restructuring costs and legal contingencies.

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

Allowance for uncollectible accounts receivable

        Prior to the recognition of revenue, we make a decision that collectibility is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $89.7 million and $82.9 million, net of allowance for uncollectible accounts receivable of $4.5 million and $7.6 million, as of December 31, 2007 and 2006, respectively.

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

        In 2002, SFAS No. 142 became effective and as a result, we ceased to amortize approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed reviews as of January 1, 2008, 2007 and 2006 and immediately prior to the change in our segment reporting in the fourth quarter of 2006 with no impairments identified. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. Net intangible assets, long-lived assets and goodwill amounted to $380.4 million and $333.5 million as of December 31, 2007 and 2006, respectively.

        Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income taxes

        As part of the process of preparing our consolidated financial statements we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in our consolidated statements of operations.

        Significant management judgment is required in determining our income taxes payable, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our net deferred tax asset as of December 31, 2007 and 2006 was $6.5 million and $11.3 million, net of a valuation allowance of $10.0 million and $9.5 million, respectively. We have recorded this valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable.

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

        On July 13, 2006, FASB issued FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

        We adopted the provisions of FIN No. 48 on January 1, 2007. We recorded provisions for certain international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. As a result of our adoption of FIN No. 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $6.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as “Income taxes payable” in the accompanying consolidated balance sheet. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997 - 2006 remain subject to income tax examinations by tax authorities.

        As of December 31, 2007, we have $4.6 million of unrecognized tax benefits, including $5.6 million of unrecognized tax benefits that if recognized would reduce our annual effective tax rate. In January 2008, an outstanding audit with the State of New York was agreed to and payment in the amount of $0.2 million including interest was made. With the exception of this payment, we do not expect our unrecognized tax benefit to change significantly over the next twelve months.

        As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of December 31, 2007 and January 1, 2007, we had accrued interest and penalties of approximately $1.3 million and $0.9 million, respectively, related to uncertain tax positions.

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

        In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. Our estimates are subject to change, and we adjust the financial impact in the period in which they are resolved. See our audited consolidated financial statements and notes thereto which contain accounting policies and other disclosures required by GAAP.

New Accounting Pronouncements

        We will be required to adopt SFAS No. 157 “Fair Value Measurements” (SFAS No. 157) for the fiscal year beginning January 1, 2008. SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. We are in the process of evaluating the impact of SFAS No. 157 on our results of operations and financial position.

        In December 2007, the FASB issued Statement No. 141(R), Business Combinations, (“FAS No. 141(R)”) which replaces Statement No. 141, Business Combination. FAS No. 141(R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. FAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). Early adoption is not allowed. We are in the process of evaluating the impact of FAS No. 141(R), if elected, on our results of operations and financial position.

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

Subsequent Events

        In January 2008, we expanded the committed amounts under the accordion feature of our line of credit by $50.0 million from $325.0 million to $375.0 million. We paid less than $0.1 million of financing costs for this expansion of our line of credit.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. On December 17, 2007, we amended one of the $100.0 million swaps to reduce the rate to a fixed rate of 4.745% and extend the maturity to August 16, 2010. All of these swaps are exclusive of our applicable margin as stated in our credit facility. These interest rate swaps effectively convert the interest payments of $200.0 million of our LIBOR-based borrowings to a fixed rate. Changes in fair value, which were approximately $0.2 million of income for the twelve months ended December 31, 2007, are recognized in earnings as these interest rate swaps were not designated as hedges, in accordance with FAS No. 133.

        At December 31, 2007, we had borrowings of approximately $64.9 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.6 million based on our December 31, 2007 debt level.

        Approximately 40.0% and 37.8% of our consolidated net revenues and 36.6% and 34.6% of our operating expenses were transacted in foreign currencies in 2007 and 2006, respectively. Additionally, we have foreign currency denominated debt as part of our line of credit. At December 31, 2007 we had debt outstanding of 8.8 million euro and 13.9 million Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for 2007 by approximately $22.4 million, operating expenses for 2007 by approximately $18.2 million and outstanding debt by $2.7 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Norway, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at December 31, 2007.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.
Atlanta, GA

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 8 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective January 1, 2006, in accordance with the adoption of Financial Accounting Standards No. 123R, Share-Based Payment. Also, as described in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, in accordance with the adoption of Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELIOTTE & TOUCHE LLP
Atlanta, GA
February 29, 2008

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(in thousands, except share data)

ASSETS	2007	2006
CURRENT ASSETS
Cash and equivalents	$ 18,259	$ 18,977
Accounts receivable (less allowances of $4,526 and $7,551, respectively)	89,683	82,875
Prepaid expenses and other current assets	13,066	7,742
Deferred income taxes, net	5,522	11,972

Total current assets	126,530	121,566

PROPERTY AND EQUIPMENT, NET	110,767	88,062

OTHER ASSETS
Goodwill	337,246	295,185
Intangibles, net of amortization	43,115	38,357
Deferred income taxes, net	1,018	—
Other assets	5,411	6,145

	$ 624,087	$ 549,315

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 51,631	$ 48,967
Income taxes payable	4,497	878
Accrued taxes	8,076	6,011
Accrued expenses	37,276	28,697
Current maturities of long-term debt and capital lease obligations	1,664	2,044
Accrued restructuring costs	1,717	4,800

Total current liabilities	104,861	91,397

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	267,817	136,738
Accrued restructuring costs	1,575	2,339
Accrued expenses	7,627	1,831
Deferred income taxes, net	—	719

Total long-term liabilities	277,019	141,627

COMMITMENTS AND CONTINGENCIES (Notes 10 and 14)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,755,728 and
70,151,998 shares issued and outstanding in 2007 and 2006, respectively	618	702
Additional paid-in capital	548,418	663,232
Notes receivable, shareholder	(1,702)	(2,004)
Cumulative translation adjustment	10,523	2,088
Accumulated deficit	(315,650)	(347,727)

Total shareholders’ equity	242,207	316,291

	$ 624,087	$ 549,315

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share data)

	2007	2006	2005
Net revenues	$ 559,706	$ 496,472	$ 497,473

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown	227,259	200,472	180,966
separately below)
Selling and marketing	141,322	132,279	128,586
General and administrative (exclusive of net legal settlements shown	66,007	58,615	58,514
separately below)
Research and development	14,109	12,052	10,824
Depreciation	30,008	24,567	24,757
Amortization	15,659	13,018	13,243
Restructuring costs	3,447	8,385	3,256
Asset impairments	—	111	—
Net legal settlements and related expenses	349	603	2,048

Total operating expenses	498,160	450,102	422,194

Operating income	61,546	46,370	75,279

Other (expense) income
Interest expense	(13,598)	(9,146)	(5,552)
Interest income	780	536	582
Loss on sale of marketable securities	—	—	(116)
Other, net	1,418	1,401	103

Total other (expense) income	(11,400)	(7,209)	(4,983)

Income from continuing operations before income taxes	50,146	39,161	70,296
Income tax expense	16,791	13,652	21,610

Income from continuing operations	$ 33,355	$ 25,509	$ 48,686

Discontinued operations
Loss from operations of Voicecom	—	—	(1,952)
Income tax benefit	—	—	(683)

Loss on discontinued operations	—	—	(1,269)

Net income	$ 33,355	$ 25,509	$ 47,417

BASIC EARNINGS
Income from continuing operations	$ 33,355	$ 25,509	$ 48,686

Net income	$ 33,355	$ 25,509	$ 47,417

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	62,654	68,933	70,392

Basic earnings (loss) per share
Continuing operations	$ 0.53	$ 0.37	$ 0.69
Discontinued operations	—	—	(0.02)

Net income	$ 0.53	$ 0.37	$ 0.67

DILUTED EARNINGS
Income from continuing operations	$ 33,355	$ 25,509	$ 48,686

Net income	$ 33,355	$ 25,509	$ 47,417

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	63,940	69,787	72,366

Diluted earnings (loss) per share:
Continuing operations	$ 0.52	$ 0.37	$ 0.67
Discontinued operations	—	—	(0.01)

Net income	$ 0.52	$ 0.37	$ 0.66

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Unrealized Gain (Loss) on Marketable Securities	Cumulative Translation Adjustment	Total Shareholders’ Equity
BALANCE, December 31, 2004	$713	$ 690,097	$(5,662)	$(420,653)	$ 6	$2,429	$ 266,930

Other comprehensive income:
Net income	—	—	—	47,417	—	—	47,417
Translation adjustments	—	—	—	—	—	(5,983)	(5,983)
Change in unrealized net
gain (loss) on marketable
securities, net of tax	—	—	—	—	(6)	—	(6)

Other comprehensive income							41,428

Issuance of common stock:
Exercise of stock options	15	8,508	—	—	—	—	8,523
Stock compensation expense
– restricted shares	—	4,295	—	—	—	—	4,295
Treasury stock purchase
and retirement	(21)	(21,300)	—	—	—	—	(21,321)
Stock compensation expense
– variable accounting	—	(336)	—	—	—	—	(336)
Stock compensation in
exchange for services	—	712	—	—	—	—	712
Issuance of restricted shares and related stock- based compensation	10	(2,975)	—	—	—	—	(2,965)
Income tax benefit from
exercise of stock options	—	2,718	—	—	—	—	2,718
Payments and interest
related to shareholder
notes receivable	—	—	3,766	—	—	—	3,766

BALANCE, December 31, 2005	$717	$ 681,719	$(1,896)	$(373,236)	$ —	$(3,554)	$ 303,750

Other comprehensive income:
Net income	—	—	—	25,509	—	—	25,509
Translation adjustments	—	—	—	—	—	5,642	5,642
Other comprehensive income							31,151

Issuance of common stock:
Exercise of stock options	6	2,509	—	—	—	—	2,515
Stock compensation expense
– restricted shares	—	5,810	—	—	—	—	5,810
Treasury stock purchase
and retirement	(38)	(29,543)	—	—	—	—	(29,581)
Stock compensation expense
– variable accounting	—	83	—	—	—	—	83
FAS 123(R) expense	—	2,586	—	—	—	—	2,586
Stock compensation in
exchange for services	—	481	—	—	—	—	481
Issuance of restricted
shares and related
stock-based
compensation	17	(204)	—	—	—	—	(187)
Income tax expense from
exercise of stock options	—	(209)	—	—	—	—	(209)
Payments and interest
related to shareholder
notes receivable	—	—	(108)	—	—	—	(108)

BALANCE, December 31, 2006	$702	$ 663,232	$(2,004)	$(347,727)	$ —	$2,088	$ 316,291

Other comprehensive income:
Net income				33,355			33,355
Translation adjustments						8,435	8,435
Adoption of FIN 48				(1,278)			(1,278)
Other comprehensive income							40,512

Issuance of common stock:
Exercise of stock options	13	8,540					8,553
Stock compensation expense
– restricted shares		7,598					7,598
Treasury stock purchase
and retirement	(104)	(132,882)					(132,986)
Stock compensation expense
– variable accounting
FAS 123(R) expense		812					812
Stock compensation in exchange for services		504					504
Issuance of restricted shares and related stock-based compensation	7	(2,710)					(2,703)
Income tax expense from exercise of stock options		3,324					3,324
Payments and interest related to shareholder notes receivable			302				302

BALANCE, December 31, 2007	$618	$ 548,418	($ 1,702)	$(315,650)	$ —	$10,523	$ 242,207

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 33,355	$ 25,509	$ 47,417
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss on discontinued operation	—	—	1,269
Depreciation	30,008	24,567	24,757
Amortization	15,659	13,018	13,243
Amortization of deferred financing costs	513	492	453
Loss on sale of marketable securities, available for sale	—	—	116
Net legal settlements and related expenses	349	(3,099)	2,048
Deferred income taxes, net of effect of acquisitions	2,488	2,912	8,746
Restructuring costs	3,447	8,385	3,256
Payments for restructuring costs	(7,109)	(5,395)	(3,214)
Equity-based compensation	10,590	10,370	7,484
Excess tax benefits from share-based payment arrangements	(3,323)	(209)	—
Asset impairment	—	111	—
Loss (gain) on disposal of assets	287	278	(45)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(737)	701	(3,834)
Prepaid expenses and other current assets	(893)	(2,448)	317
Accounts payable and accrued expenses	6,953	(1,045)	(9,431)

Total adjustments	58,232	48,638	45,165

Net cash provided by operating activities from continuing operations	91,587	74,147	92,582

Net cash used in operating activities from discontinued operations	(650)	(987)	(2,025)

Net cash provided by operating activities	90,937	73,160	90,557

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46,341)	(31,926)	(28,174)
Sale of marketable securities	—	—	755
Purchase of marketable securities	—	—	(306)
Business acquisitions, net of cash acquired	(47,749)	(49,040)	(79,915)

Net cash used in investing activities	(94,090)	(80,966)	(107,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(344,388)	(164,391)	(74,160)
Proceeds from long-term borrowing arrangements	470,099	200,270	104,100
Payments of debt issuance costs	(50)	(1,200)	(516)
Repayment of shareholder notes	413	—	3,953
Excess tax benefits from share-based payment arrangements	3,323	209	—
Purchase of treasury stock, at cost	(136,049)	(31,691)	(26,451)
Exercise of stock options	8,553	2,515	8,521

Net cash provided by financing activities	1,901	5,712	15,447

Effect of exchange rate changes on cash and equivalents	534	563	(3,738)

NET DECREASE IN CASH AND EQUIVALENTS	(718)	(1,531)	(5,374)

CASH AND EQUIVALENTS, beginning of period	18,977	20,508	25,882

CASH AND EQUIVALENTS, end of period	$ 18,259	$ 18,977	$ 20,508

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY AND ITS BUSINESS

        We are a global provider of applied communication technologies that help businesses automate and improve their business processes. Our PGiCOS delivers multiple industry- and function-specific business applications. We go to market on a global basis in three segments in North America, Europe and Asia with the following five solution sets: Conferencing & Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing.

2.	SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates

        Preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Financial statement line items that include significant estimates consist of goodwill, net intangibles, net restructuring costs, tax accounts, certain accrued liabilities and the allowance for uncollectible accounts receivable. Changes in the facts or circumstances underlying these estimates could result in material changes and actual results could differ from those estimates. These changes in estimates are recognized in the period they are realized.

Principles of Consolidation

        The financial statements include our accounts consolidated with our wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and Equivalents

        Cash and equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less.

Accounts Receivable

        Included in accounts receivable at December 31, 2007 and 2006 was earned but unbilled revenue of approximately $5.3 million and $4.7 million, respectively, which results from non-calendar month billing cycles and the one-month lag in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Bad debt expense was approximately $(0.8) million, $2.4 million and $4.3 million in 2007, 2006 and 2005, respectively. Bad debt expense was a benefit in 2007 as a result of previously written-off receivables that were subsequently recovered from our new use of our accounts receivable management application. Write-offs against the allowance for doubtful accounts were approximately $2.3 million, $5.0 million and $2.4 million in 2007, 2006 and 2005, respectively.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Software Development Costs

        Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of our service offerings and costs incurred to implement a new billing system are being capitalized. For the years ended December 31, 2007, 2006 and 2005, we have capitalized in North America approximately $9.8 million, $13.3 million and $6.7 million, respectively, related to these projects. These capitalized costs are being amortized on a straight-line basis over the estimated life of the related software, not to exceed three years. Depreciation expense recorded for phases completed for the years ended December 31, 2007, 2006 and 2005 was approximately $3.4 million, $6.2 million and $2.1 million, respectively.

Goodwill

        Goodwill is subject to a periodic impairment assessment by applying a fair value-based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the business segments to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We have adopted January 1st of a given calendar year as our valuation date and have evaluated goodwill as of January 1, 2006, 2007 and 2008, with no impairment identified.

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

Revenue Recognition

        We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectibility is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed-period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

Foreign Currency Translation

        The assets and liabilities of subsidiaries domiciled outside the U.S. are translated at rates of exchange existing at the balance sheets date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders’ equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses related to these balances are recorded in the cumulative translation account on the consolidated balance sheets.

Treasury Stock

        All treasury stock transactions are recorded at cost. As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. In 2007 as a result of this

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

self-tender offer, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-tender offer for approximately $122.5 million and incurred costs associated with the tender offer of approximately $0.9 million that included legal, printing and dealer-manager fees that were included in “Additional paid-in capital.” In 2007 and 2006, respectively, we repurchased approximately 0.7 million shares and 3.9 million shares of our common stock in the open market for approximately $9.6 million and $29.6 million, pursuant to our Board-approved stock repurchase programs. In addition, in 2007 and 2006, respectively, we withheld approximately 299,000 and 300,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $3.1 million and $2.5 million to the Internal Revenue Service on our employees’ behalf.

Other Comprehensive Income (Loss)

        Other comprehensive income (loss) represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Cumulative translation adjustments represent components of other comprehensive income (loss) at December 31, 2007 and 2006. For the years ended December 31, 2007, 2006 and 2005, total other comprehensive income was approximately $40.5 million, $31.2 million and $41.4 million, respectively. Accumulated other comprehensive loss was $233.5 and $274.0 million at December 31, 2007 and 2006, respectively.

	2007	2006	2005

Balance at beginning of year	(274,028)	(305,173)	(346,601)
Net income	33,355	25,509	47,417
Net foreign currency translation adjustment	8,436	5,636	(5,983)
Adoption of FIN 48	(1,278)	—	—
Net change in unrealized gain on marketable securities	—	—	(6)

	(233,515)	(274,028)	(305,173)

Income Taxes

        Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes in addition to net operating loss carryforwards which will more likely than not be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation as outlined in Section 162(m) of the Internal Revenue Code of 1986, as amended.

New Accounting Pronouncements

        We are required to adopt SFAS No. 157 for the fiscal year beginning January 1, 2008. SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. We are in the process of evaluating the impact of SFAS No. 157 on our results of operations and financial position.

        In December 2007, the FASB issued Statement No. 141(R) which replaces Statement No. 141. FAS No. 141(R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but FAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. FAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). Early adoption is not allowed. We are in the process of evaluating the impact of FAS No. 141(R), if elected, on our results of operations and financial position.

        In February 2007, FASB issued SFAS No. 159 which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases and is effective for fiscal years beginning after November 15,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2007. We are in the process of evaluating the impact of SFAS No. 159, if elected, on our results of operations and financial position.

3.	RESTRUCTURING COSTS

        Consolidated restructuring costs for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2004	2005 Charge To Continuing Operations	Cost Incurred	Accrued Costs at December 31, 2005	2006 Charge To Continuing Operations	Cost Incurred
Accrued restructuring costs:
Severance and exit costs	$ 114	$3,273	$(2,478)	$ 909	$7,782	$(4,664)
Contractual obligations	4,676	(17)	(736)	3,923	603	(1,414)

Total restructuring costs	$4,790	$3,256	$(3,214)	$4,832	$8,385	$(6,078)

Consolidated	Accrued Costs at December 31, 2006	2007 Charge To Continuing Operations	Cost Incurred	Accrued Costs at December 31, 2007
Accrued restructuring costs:
Severance and exit costs	$4,027	$3,347	$(6,449)	$ 926
Contractual obligations	3,112	100	(846)	2,366

Total restructuring costs	$7,139	$3,447	$(7,295)	$3,292

        The prior year cost incurred amount related to the contractual obligations of $1.4 million was mistakenly included as $1.8 million in the prior year completed financial statements. The amount above has been corrected for the prior year typographical error.

Realignment of Workforce – 2007

        In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions. Additionally, we incurred $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. During 2007, we paid approximately $3.1 million related to these severance and exit costs and approximately $0.1 million related to these lease termination costs. During the twelve months ended December 31, 2007, we adjusted our restructuring reserve by approximately $0.2 million as a result of actual severance payments to certain individuals being less than originally estimated. We anticipate the remaining costs to be paid during 2008. Our reserve for these restructuring costs at December 31, 2007 was approximately $0.8 million.

Realignment of Workforce – 2006

        In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis. As part of this streamlining, we eliminated 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair market value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific. In the twelve months ended December 31, 2007, we paid approximately $3.4 million related to these severance and exit costs. During the twelve months ended December 31, 2007, we adjusted our restructuring reserve by approximately $0.5 million as a result of actual severance payments to certain individuals being less than originally estimated. We anticipate the remaining costs to be paid during 2008. Our reserve for these restructuring costs at December 31, 2007 was approximately $0.1 million.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realignment of Workforce - 2005

        In 2005, we incurred $3.3 million of restructuring costs. These costs were associated with the elimination of 90 employees in selling and marketing, operations and finance functions, primarily in North America and Europe. The reductions in non-financial functions are the result of the significant declines in our North America and Europe broadcast fax services revenue. The reductions in financial functions are the result of duplicative business processes within North America and Europe finance departments. As of December 31, 2007, we have completed this restructuring plan and accordingly, no reserves remain.

        Our reserve for restructuring costs incurred in years prior to 2005 was $2.4 million at December 31, 2007.

4.	ACQUISITIONS AND DISPOSITIONS

        We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

        In July 2007, we acquired assets and the stock of Budget Conferencing. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141 and approximately, $0.2 million has been allocated to acquired fixed assets, $0.1 million has been allocated to other acquisition liabilities, $6.6 million has been allocated to identifiable customer lists, $1.3 million has been allocated to trademarks and $1.4 million has been allocated to a non-compete agreement, with the identifiable customer lists, trademarks and non-compete agreements amortized over five-year useful lives. In addition, $2.6 million has been allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. Because we have not finalized the working capital component of the purchase price, the residual $13.6 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

        In September 2006, we acquired assets and the stock of eNunciate. We paid CA$29.0 million in cash at closing and CA$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141 and approximately CA$0.3 million has been allocated to acquired fixed assets, CA$0.3 million has been allocated to acquired working capital, CA$6.8 million has been allocated to identifiable customer lists and CA$0.2 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual CA$22.1 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        In March 2005, we acquired substantially all of the assets and assumed certain liabilities of the conferencing services business of Citizens Communications. We paid $43.2 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit. We followed SFAS No. 141, and approximately $2.1 million of the aggregate purchase price has been allocated to acquired working capital, $0.9 million has been allocated to acquired fixed assets, $2.5 million has been allocated to severance and certain other acquisition liabilities and $6.0 million has been allocated to identifiable customer lists which are being amortized over a five-year useful life. The residual $36.9 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

        In November 2007, we acquired the stock of Meet24. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our line of credit and cash and cash equivalents on hand. We followed SFAS No. 141, and approximately, $0.2 million has been allocated to acquired fixed assets, $1.4 million has been allocated to acquired working capital, $0.9 million has been allocated to acquired deferred tax assets, $3.8 million has been allocated to other acquisition liabilities, $8.8 million has been allocated to identifiable customer lists and $0.7 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five-year useful lives. In addition, $2.7 million has been allocated to long-term deferred tax liabilities. We have not finalized the working capital component of the purchase price. The residual $21.0 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Asia Pacific

        In November 2006, we acquired certain assets and assumed certain liabilities of ECT. We paid AU$5.7 million in cash at closing and AU$0.4 million in transaction fees and closing costs. We funded the purchase through a Yen-denominated line of credit with Sumitomo Mitsui Banking and Australian dollar cash on hand. We followed SFAS No. 141, and approximately AU$0.1 million of the aggregate purchase price has been allocated to acquired fixed assets, AU$0.5 million has been allocated to acquired working capital, AU$1.4 million has been allocated to identifiable customer lists and AU$0.1 million has been allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. The residual AU$4.0 million of the aggregate purchase price has been allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Discontinued Operations

        During 2005, we settled litigation with JOBA, Inc., a franchisee of our former Voicecom business segment. The parties to the consolidated action and certain other individuals and entities entered into a settlement agreement, which provided for payment in the aggregate of approximately $1.1 million to JOBA by our subsidiary, Voice-Tel

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Enterprises, LLC, and by Voicecom Telecommunications, LLC, an unrelated party which purchased substantially all of the assets of our Voicecom business segment in March 2002. Approximately $0.9 million of this aggregate settlement payment was funded by Voice-Tel and approximately $0.2 million was funded by Voicecom in consideration, for among other things, dismissal of the litigation with prejudice, mutual releases and covenants not to sue, and termination of the JOBA franchise. Voice-Tel’s portion of the settlement amount and approximately $0.4 million in legal fees and expenses were accrued as of June 30, 2005 and included in the “Discontinued operations” line item in our 2005 consolidated statements of operations. During 2005, we also changed the estimated liability for certain lease obligations associated with the discontinued operations of our former Voicecom reportable segment. The change is associated with the failure to sublease certain floor space that was assumed in the original estimate.

5.	PROPERTY AND EQUIPMENT

        Property and equipment at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Operations equipment	$119,632	$149,211
Furniture and fixtures	9,474	12,870
Office equipment	10,235	22,075
Leasehold improvements	19,438	19,308
Capitalized software	55,412	47,053
Construction in progress	22,931	14,305
Building	1,964	1,933

	239,086	266,755
Less accumulated depreciation	(128,319)	(178,693)
Property and equipment, net	$110,767	$ 88,062

        During 2007, we performed a physical inventory of our property and equipment. As a result of this inventory, we determined that approximately $82.8 million of fully depreciated fixed assets were no longer in service. As a result, these assets and the related equal amounts of accumulated depreciation are reflected as retirements in our 2007 consolidated financial statements.

        Assets under capital leases included in property and equipment at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Operations equipment	$ 9,066	$ 6,165
Less accumulated depreciation	(4,185)	(2,078)

Property and equipment, net	$ 4,881	$ 4,087

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	GOODWILL AND INTANGIBLE ASSETS

        Goodwill and intangible assets consist of the following amounts for December 31, 2007 and 2006 (in thousands):

	2007	2006
Goodwill	$337,246	$295,185

Customer lists	$129,204	$116,012
Non-compete agreements	5,570	4,264
Developed technology	41,626	36,630
Trademarks	1,300	—
Other	505	882

	$178,205	$157,788

Less accumulated amortization	(135,090)	(119,431)

	$ 43,115	$ 38,357

        Goodwill and intangible assets by reportable business segment at December 31, 2007 and 2006 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill carrying value at December 31, 2005	$ 235,453	$ 21,186	$ 926	$ 257,565
Additions and adjustments	33,005	1,370	3,245	37,620

Goodwill carrying value at December 31, 2006	268,458	22,556	4,171	295,185

Additions and adjustments	17,689	23,973	399	42,061

Goodwill carrying value at December 31, 2007	$ 286,147	$ 46,529	$ 4,570	$ 337,246

Intangibles carrying value at December 31, 2005	34,753	4,459	450	39,662
Additions and adjustments	10,089	413	1,211	11,713
Amortization	(11,515)	(1,290)	(213)	(13,018)

Intangibles carrying value at December 31, 2006	33,327	3,582	1,448	38,357

Additions and adjustments	10,529	9,756	132	20,417
Amortization	(13,484)	(1,739)	(436)	(15,659)

Intangibles carrying value at December 31, 2007	$ 30,372	$ 11,599	$ 1,144	$ 43,115

        Intangible assets are amortized over an estimated useful life between one and five years. Amortization expense for the intangible assets above is expected to be $15.5 million in 2008, $11.7 million in 2009, $7.2 million in 2010, $5.2 million in 2011, $2.4 million in 2012 and $1.2 million thereafter.

7.	INDEBTEDNESS

        Long-term debt and capital lease obligations at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006
Borrowings on line of credit	$264,935	$134,456
Capital lease obligations	4,546	4,326

Subtotal	$269,481	$138,782
Less current portion	(1,664)	(2,044)

	$267,817	$136,738

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        In December 2007, we expanded the committed amounts of our credit facility by $25.0 million from $300.0 million to $325.0 million, which was further expanded to $375.0 million in January 2008. We paid less than $0.1 million of financing costs for each expansion of our line of credit. Our credit facility also provides for an uncommitted accordian feature allowing for an additional increase up to $400.0 million of the revolving credit line, subject to its terms and conditions. Our credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

        In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.5 million has been used to fund our self-tender offer in the second quarter of 2007.

        We believe that as of December 31, 2007, we were in compliance in all material respects with all covenants under our line of credit and have obtained any required waivers or consents from lenders, as applicable. Proceeds drawn under our credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the line of credit, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2007, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At December 31, 2007, our interest rate on 30-day LIBOR loans was 6.10%. As of December 31, 2007, we had approximately $264.9 million of borrowings outstanding and approximately $1.8 million in letters of credit outstanding under our line of credit. As of December 31, 2006, we had approximately $134.5 million of borrowings outstanding and approximately $1.4 million in letters of credit outstanding under our line of credit. As of December 31, 2006, we had approximately $134.5 million of borrowings outstanding and approximately $1.4 million in letters of credit outstanding under our line of credit.

        In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159% respectively. These swaps were exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No.133. During the second quarter of 2007, we terminated these interest swaps and recorded a gain of approximately $0.4 million in “Interest expense” in the accompanying consolidated statement of operations. Changes in fair value prior to the termination of these swaps were approximately $0.1 million for the six months ended June 30, 2007, and are recognized in earnings.

        In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% plus applicable spread. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.745%. These swaps are exclusive of our applicable margin as stated in our credit facility. We did not designate these interest rate swaps as hedges and account for them in accordance with SFAS No. 133. Changes in fair value, which were approximately $0.2 million of income for the twelve months ended December 31, 2007, are recognized in earnings.

        In March and September 2006, we entered into our Yen-denominated line of credit for ¥200.0 million and ¥300.0 million, respectively, with Sumitomo Mitsui Banking which have interest rates of 1.875% and 1.61%, respectively, through March 2008. In May 2007, the ¥200.0 million line of credit was amended to ¥300.0 million. As of December 31, 2007, there were no outstanding borrowings under these facilities.

        We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 36 months to 60 months. The principal balance of these leases at December 31, 2007 was $4.5 million.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	EQUITY-BASED COMPENSATION

        On January 1, 2006, we adopted, using the modified prospective application, SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and did not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123, “Accounting for Stock Based Compensation” (SFAS No. 123), as originally issued and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

        Upon our adoption of SFAS No. 123(R), we began recording compensation cost related to the continued vesting of all stock options that remained unvested as of January 1, 2006, as well as for all new stock option grants after our adoption date. The compensation cost recorded is based on the fair value at the grant date. The adoption of SFAS No. 123(R) did not have an effect on our recognition of compensation expense relating to the vesting of restricted stock grants. SFAS No. 123(R) required the elimination of the unearned compensation related to earlier awards against the appropriate equity accounts. As of December 31, 2007, approximately $22.5 million of unvested restricted share compensation has been reclassified to “Additional paid in capital” on the face of the consolidated balance sheet.

        Prior to the adoption of SFAS No. 123(R), cash flows resulting from the tax benefit related to equity-based compensation was presented in our operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option,” (EITF 00-15). SFAS No. 123(R) superseded EITF 00-15, amended SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess equity-based compensation deductions to be prospectively presented in our statement of cash flows as financing cash inflows.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        As of January 1, 2006, we had issued two types of equity-based payment arrangements: non-qualified stock options and restricted stock awards. The expenses associated with these arrangements are recorded in cost of revenues, selling and marketing, research and development and general and administrative expense.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

        The following table summarizes the activity of stock options under our stock plans from December 31, 2004 to December 31, 2007:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2004	4,891,961	$ 6.59	$21,471,047
Granted	669,500	9.70
Exercised	(1,507,860)	5.65	$ 7,339,585
Expired	(260,209)	11.07

Options outstanding at December 31, 2005	3,793,392	$ 7.20	$ 6,887,563
Granted	—	—
Exercised	(601,312)	4.18	$ 2,453,972
Expired	(540,607)	10.35

Options outstanding at December 31, 2006	2,651,473	$ 7.25	$ 6,779,212
Granted	—	—
Exercised	(1,332,056)	6.42	$ 8,564,617
Expired	(216,728)	8.26

Options outstanding at December 31, 2007	1,102,689	$ 8.04	$ 7,504,989

Options exercisable at December 31, 2007	1,011,674	$ 7.79	$ 7,145,631

        The following table summarizes information about stock options outstanding at December 31, 2007:

Range of Exercise Prices	Options Outstanding	Weighted Average Exercise Remaining Life	Weighted Average Exercise Price of Options Outstanding	Options Exercisable	Weighted Average Exercise Price of Options Exercisable
$ 0 - $ 3.00	255,750	1.44	$ 3.00	255,750	$ 3.00
$ 3.84 - $ 8.18	205,102	3.74	$ 7.19	198,102	$ 7.16
$ 8.53 - $ 8.81	229,168	4.16	$ 8.67	229,168	$ 8.67
$ 8.92 - $11.32	230,169	5.23	$11.06	146,154	$11.02
$11.34 - $11.34	42,000	5.38	$11.34	42,000	$11.34
$11.53 - $11.53	140,500	4.48	$11.53	140,500	$11.53

	1,102,689	3.76	$ 8.04	1,011,674	$ 7.79

        During 2007 and 2006, no stock options were granted. During 2005, there were no stock options granted whose exercise price was less than the market price of the stock on the date of the grant. Options exercisable at December 31, 2007, 2006 and 2005 were 1,011,674, 2,182,939 and 2,212,556, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        For the years ended December 31, 2007 and 2006, we recognized equity-based compensation expense of $0.8 million and $2.6 million, respectively, related to the vesting of stock options. As of December 31, 2007, we had $0.3 million of unvested stock options, which we will record in our statement of operations over a weighted average recognition period of less than four years.

Restricted Stock

        The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2004 to December 31, 2007:

	Shares	Weighted Average Price	Aggregate Intrinsic Value
Outstanding at December 31, 2004	1,328,000	$ 5.91
Granted	1,513,293	$10.29
Vested/released	(1,432,631)	$ 6.34	$14,662,575
Forfeited	(18,832)	$11.27

Outstanding at December 31, 2005	1,389,830	$10.17
Granted	2,100,579	8.20
Vested/released	(901,908)	9.01	$7,562,295
Forfeited	(90,333)	8.23

Outstanding at December 31, 2006	2,498,168	$ 9.00
Granted	1,003,606	12.71
Vested/released	(930,978)	9.60	$11,867,473
Forfeited	(118,665)	9.22

Outstanding at December 31, 2007	2,452,131	$10.28

        For the years ended December 31, 2007 and 2006, we recognized equity-based compensation expense of $9.8 million and $7.2 million, respectively, related to the vesting of restricted stock. As of December 31, 2007, we had $22.5 million of unvested restricted stock, which we will record in our statement of operations over a weighted average recognition period of less than five years.

        We are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience of our stock-based awards that are granted, exercised, and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. In prior periods, we assumed a forfeiture rate of 0% for restricted stock awards. During the year ended December 31, 2007 we elected to adjust our forfeiture rate to 1.5%. The financial impact of this adjustment was $0.3 million and was recognized as a reduction of equity-based compensation in the quarter ended December 31, 2007, pursuant to SFAS No. 123(R).

        In the year ended December 31, 2005, we recognized approximately $7.5 million in non-cash stock compensation expense for restricted shares and options issued for services. Of this expense, $4.9 million related to restricted stock grants and stock bonuses associated with amended and restated employment agreements and restricted stock agreements entered into in April 2005, effective as of January 1, 2005, with two named executive officers, $2.4 million related to restricted stock grants to other employees and board members, $0.2 million related to payroll taxes withheld and remitted on behalf of employees on the vesting of restricted stock grants, $(0.3) million related to stock options accounted for under variable accounting because the market value of our common stock was greater than the exercise price of a portion of the options, and $0.3 million was as a result of the modification of a director stock option grant.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

        Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2007, 2006 and 2005 are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

        Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding stock options, warrants and unvested restricted shares are potentially dilutive securities during the years ended December 31, 2007, 2006 and 2005. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants and the unvested restricted shares computed as follows:

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Net Income	Weighted Average Share	Earnings Per Share	Net Income	Weighted Average Share	Earnings Per Share	Net Income	Weighted Average Share	Earnings Per Share
Basic EPS	$33,355	62,654,287	$0.53	$25,509	68,932,676	$0.37	$47,417	70,391,912	$0.67
Effect of dilutive securities:
Stock options	—	588,264	—	—	599,152	—	—	872,440	—
Warrants	—	—	—	—	—	—	—	6,240	—
Unvested restricted
shares	—	697,575	—	—	254,853	—	—	1,094,952	—

Diluted EPS	$33,355	63,940,126	$0.52	$25,509	69,786,681	$0.37	$47,417	72,365,544	$0.66

        The weighted average diluted common shares outstanding for the year ended December 31, 2007 excludes the effect of 6,000 of out-of-the-money options and restricted shares because their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the years ended December 31, 2006 and 2005 excludes the effect of $2.3 million and $1.7 million, respectively, of out-of-the-money options, warrants and restricted shares because their effect would be anti-dilutive.

10.	ACCRUED EXPENSES

        Accrued expenses at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Accrued wages and wage related taxes	$13,434	$ 8,776
Accrued sales commissions	3,357	3,713
Office expenses (deferred rent, utilities, supplies, etc.)	1,758	1,297
Acquisition liabilities	3,297	462
Employee benefits	3,769	2,340
Accrued professional fees	5,411	4,071
Discontinued operations lease liability	—	1,155
Travel and meeting expenses	115	608
Interest payable	1,041	261
Asset retirement obligation	386	501
Other	4,708	5,513

	$37,276	$28,697

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

State sales taxes

        We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have not collected and remitted state sales tax from Conferencing & Collaboration Solutions customers. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our audio conferencing services are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. Amounts associated with 2005 and early 2006 are still under review and have yet to be settled. After we were approached by the State of Illinois in March 2007 regarding the taxability of our conferencing services in the state, we began assessing sales tax to our customers in Illinois in April 2007. Returns were filed and approximately $0.6 million was paid to the Illinois Department of Revenue for taxable periods prior to March 2007. Additional amounts may be due as these returns are audited. More states may claim that we are subject to an assessment of sales taxes. As of December 31, 2007 and December 31, 2006, we had reserved approximately $5.2 million and $4.3 million, respectively, for certain state sales tax contingencies. This amount is included in “Accrued taxes” in our consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In January 2008, an outstanding audit with the State of New York was agreed to and payment in the amount of $1.5 million was made for outstanding telecommunications excise taxes. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

11.	FAIR VALUE OF FINANCIAL INSTRUMENTS

        The carrying amount of cash and cash equivalents, accounts receivable and payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our lines of credit and capital lease obligations do not vary materially from fair value at December 31, 2007 and 2006.

12.	EMPLOYEE BENEFIT PLANS

        We sponsor a defined contribution plan covering substantially all of our U.S. employees. We also sponsor similar voluntary contribution arrangements for certain of our employees outside the U.S. that meet applicable eligibility requirements. We may make contributions for the benefit of employees under these plans. In 2007, 2006 and 2005, we paid cash of approximately $1.9 million, $2.1 million and $1.9 million, respectively, to fund our discretionary employee contributions under our defined contribution plans.

13.	RELATED-PARTY TRANSACTIONS

Notes receivable, shareholder

        We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature between 2009 and 2010. These loans, including accrued interest, are recorded in the equity section of the consolidated balance sheets under the caption “Notes receivable, shareholder.” During the twelve months ended December 31, 2007, our chief executive officer repaid approximately $0.4 million of his outstanding loans to us. The principal amount outstanding under all remaining loans owed to us by our chief executive officer is approximately $1.7 million as of December 31, 2007.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

        We lease computer equipment, automobiles, office space and other equipment under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2007 are as follows (in thousands):

2008	$10,931
2009	8,278
2010	5,904
2011	4,242
2012	3,613
Thereafter	13,087

Net minimum lease payments	$46,055

        Rent expense under operating leases was $9.3 million, $11.4 million and $12.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. Facilities rent is reduced by sublease income of approximately $0.1 million, $0.5 million and $0.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. In 2007, 2006 and 2005, facilities rent was reduced by approximately $0.8 million, $0.6 million and $0.7 million, respectively, associated with contractual obligations provided for in the restructuring charge.

Supply Agreements

        We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2009. These costs are $7.6 million in 2008 and $0.8 million in 2009. The total amount of the minimum purchase requirements in 2007 was $16.8 million, of which we incurred costs in excess of these minimums.

Government Regulation

        We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. In addition, certain of our competitors have received such letters and/or are involved in investigations before the FCC or the Universal Service Administrative Company (USAC) regarding registration, filing and surcharge remittance requirements, and we could be adversely affected by the outcome of such investigations. In the course of one such investigation, on January 15, 2008, USAC issued a decision finding that the audio bridging services of InterCall, Inc. are toll teleconferencing services, requiring InterCall to comply with the FCC’s registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies on a prospective and retroactive basis. InterCall has appealed the USAC decision to the FCC and has sought a stay of the USAC decision. The FCC, in turn, has issued a public notice seeking comments regarding InterCall’s submissions. We believe that we operate as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC regulations applicable to providers of traditional telecommunications services in the U.S. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements, if we fail to comply with any applicable government regulations or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services in the same manner as described in USAC’s decision regarding InterCall, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to reporting and compliance obligations on both a prospective and retroactive basis, including being subject to litigation, fines, forfeitures, regulatory surcharge remittance requirements (on both a prospective and retroactive basis) and/or other penalties arising from for any non-compliance. Subjecting our services to these regulations, particularly if on a retroactive basis, could have a material adverse affect on our financial condition and results of operations.

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

        On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant), us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno’s defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants and the Quizno’s defendants filed cross-claims against us. The case is currently in discovery, and no class has yet been certified. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer. Our insurer has agreed to participate in our defense in connection with the plaintiff’s claims against us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. On February 12 - 13, 2008, the parties engaged in mediation. The parties have reached a global settlement in principle that should resolve all claims and cross-claims and have filed a stipulation with the court informing the court and extending the various deadlines. The settlement is subject to final documentation by the parties and approval by the court. Our financial contribution to the settlement will be well below the limits of our insurance policy.

        We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

15.	INCOME TAXES

        Income tax expense (benefit) from continuing operations for 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Current:
Federal	$ 6,685	$ 5,555	$ 6,845
State	1,536	2,546	1,576
International	6,860	3,289	5,305

	$15,081	$11,390	$13,726

Deferred:
Federal	$ 1,284	$ 2,729	$ 4,544
State	932	(367)	1,167
International	(506)	(100)	2,173

	1,710	2,262	7,884

	$16,791	$13,652	$21,610

        The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005
Income taxes at federal statutory rate	$ 17,551	$ 13,706	$ 24,603
State taxes, net of federal benefit	(434)	(209)	1,575
Foreign taxes	(1,651)	(59)	(348)
APB 23 difference	(449)	(548)	—
Change in valuation allowance	2,303	186	(1,936)
Change in previous estimates	140	229	(916)
Foreign tax credits, net	(468)	(974)	(1,885)
Research and development credits	(341)	(500)	(1,016)
Non-deductible employee compensation	989	791	1,408
Other permanent differences	214	1,030	125
Derecognition of uncertain tax matters	(1,063)	—	—

Income taxes at our effective rate	$ 16,791	$ 13,652	$ 21,610

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

        On July 13, 2006, the FASB issued FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-than-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest, penalties and disclosures. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.

        We adopted the provisions of FIN No. 48 on January 1, 2007. We recorded liabilities for certain international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. As a result of our adoption of FIN No. 48, approximately $1.3 million was recorded as a reduction to retained earnings as an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $6.3 million of unrecognized tax liabilities. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $5.6 million, all of which would affect our effective tax rate if recognized. This amount is classified as “Income taxes payable” in the accompanying consolidated balance sheets. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 1997-2006 remain subject to income tax examinations by tax authorities. A reconciliation of unrecognized tax benefits at the beginning and end of year is as follows (in thousands):

Balance at January 1, 2007	$ 6,273
Increase related to current year	—
Expiration of the statute of limitation for the assessment of taxes	(553)
Re-measurement of prior liability	(317)
Decrease due to assessed liability	(889)
Other	45

Balance at December 31, 2007	$ 4,559

        Included in the unrecognized tax benefits of $4.6 million at December 31, 2007 was $1.4 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We also accrued potential interest of $0.2 million and $0.1 million, respectively, related to these unrecognized tax benefits during 2007. In total as of December 31, 2007, we have recorded a liability for potential penalties and interest of $1.3 million and $0.1 million, respectively. In January 2008, an outstanding audit with the State of New York was agreed to and payment in the amount of $0.2 million including interest was made. With the exception of this payment, we do not expect our unrecognized tax benefits to change significantly over the next 12 months.

        As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize these costs in interest and penalties expense. As of December 31, 2007 and January 1, 2007, we had accrued interest and penalties of approximately $1.3 million and $0.9 million, respectively, related to uncertain tax positions.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$13,416	$12,375
Intangible assets	7,071	6,233
Restructuring costs	1,242	2,515
Accrued expenses	1,225	2,381
Other tax credits	1,053	5,075

Gross deferred tax assets	$24,007	$28,579
Valuation allowance	(9,988)	(9,496)

Total deferred tax assets	14,019	19,083

Deferred tax liabilities:
Property and equipment	$ (312)	$(2,073)
Intangible assets	(7,041)	(5,200)
Other liabilities	(126)	(557)

Total deferred tax liabilities	(7,479)	(7,830)

Deferred income taxes, net	$ 6,540	$11,253

        We are required to estimate our taxes in each jurisdiction in which we operate. This process involves management estimating its tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. The ultimate recognition of uncertain tax matters is realized in the period of resolution.

        At December 31, 2007, we had federal income tax net operating loss carryforwards of approximately $5.9 million expiring in 2008 through 2018. The utilization of some of our net operating losses is subject to Section 382 limitations due to a prior change in control related to one of our previous acquisitions. Tax benefits (expense) of approximately $3.3 million, $(0.2) million, and $2.7 million in 2007, 2006 and 2005, respectively, are associated with non-qualified stock option exercises, the impact of which was (credited) debited directly to additional paid-in capital.

        We intend to reinvest the unremitted earnings of our non-U.S. subsidiaries, with the exception of Japan, Australia and New Zealand, and postpone their remittance indefinitely. In 2007 and 2006, we recorded approximately $0.4 million and $0.5 million, respectively, in future foreign tax credits associated with dividends expected to be received from our Japan, Australia and New Zealand subsidiaries. No other foreign tax credits for U.S. income taxes for non-U.S. subsidiaries were recorded in the accompanying consolidated statements of earnings.

        During the year ended December 31, 2007, our valuation allowance increased by approximately $0.5 million, primarily a result of a $1.8 million increase in the valuation reserves placed on certain current-year state and foreign operating losses that, in management’s opinion, will more likely than not remain unutilized and a $1.3 million decrease due to the transfer to the opening balance of our FIN No. 48 reserve.

16.	STATEMENT OF CASH FLOW INFORMATION

        Supplemental disclosure of cash flow information (in thousands):

	2007	2006	2005
Cash paid during the year for:
Interest	$13,687	$ 7,872	$ 6,111
Income taxes	$ 7,617	$16,454	$ 3,344

Net cash paid for acquisitions, including costs and
liabilities assumed	$47,749	$49,040	$79,915

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-cash investing and financing activities

        During 2007, 2006 and 2005, we paid approximately $47.7 million, $49.0 million and $79.9 million, respectively, for acquisitions accounted for as purchases. On an aggregate basis, these costs were allocated as follows and, as applicable, at the exchange rate on the date of the transaction (in thousands):

	2007	2006	2005
Accounts receivable	$ 2,593	$ 2,127	$ 5,030
Prepaids and other current assets	2,723	94	716
Property and equipment	354	625	(3,079)
Deferred tax assets - current	1,043	1,663	—
Goodwill	19,224	35,601	66,079
Intangible assets	9,765	11,581	12,967
Long-term assets	25,731	9	21

Total assets acquired	61,433	51, 700	81,734

Current liabilities	(5,537)	(2,020)	460
Long-term liabilities	(8,147)	(500)	(2,326)

Total liabilities assumed	(13,684)	(2,520)	(1,866)

Impact of foreign exchange	—	(140)	47

Net assets acquired	$ 47,749	$ 49,040	$ 79,915

        As a result of fixed asset valuations from certain of our 2004 acquisitions not being finalized until 2005, a non-cash adjustment of approximately $3.1 million to the property and equipment line is reflected in the above table.

17.	SEGMENT REPORTING

        Beginning in the fourth quarter of 2006, we realigned our reporting segments to be consistent with the way we now manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific and no longer report results under our former Conferencing & Collaboration and Data Communications segments.

        Information concerning our operations in our reportable segments is as follows (in millions):

	Year Ended December 31,
	2007	2006	2005
NET REVENUES:
Net revenues from continuing operations:
North America	$356.7	$ 319.3	$ 321.4
Europe	103.3	93.0	99.1
Asia Pacific	99.7	84.2	77.0

	$559.7	$ 496.5	$ 497.5

INCOME (LOSS):
Income (loss) from continuing operations:
North America	$ 23.3	$ 21.5	$ 41.8
Europe	5.3	(0.7)	2.3
Asia Pacific	4.8	4.7	4.6

	$ 33.4	$ 25.5	$ 48.7

(Loss) from discontinued operations:
North America – Voicecom	—	—	(1.3)

Net income:	$ 33.4	$ 25.5	$ 47.4

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2007	2006
IDENTIFIABLE ASSETS
North America	$470.5	$439.7
Europe	109.9	71.4
Asia Pacific	43.7	38.2

	$624.1	$549.3

        Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2007	2006	2005
North America	$23.9	$18.2	$18.0
Europe	3.3	3.8	3.9
Asia Pacific	2.8	2.6	2.9

Total depreciation expense from continuing operations.	$30.0	$24.6	$24.8

        Information concerning accrued capital expenditures for each reportable segment is as follows (in millions):

	2007	2006	2005
North America	$45.0	$28.4	$26.4
Europe	4.1	3.4	1.9
Asia Pacific	3.9	1.4	1.0

Total capital expenditures from continuing operations	$53.0	$33.2	$29.3

18.	SUBSEQUENT EVENTS

        In January 2008, we expanded the committed amounts under the accordion feature of our line of credit by $50.0 million from $325.0 million to $375.0 million. We paid less than $0.1 million of financing costs for this expansion of our line of credit.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

        The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the periods ended December 31, 2007 and 2006. Certain prior quarter results have been reclassified to conform with current period presentation. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases. The sum of these quarterly earnings per share numbers may differ from annual earnings per share numbers due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Year Ended December 31, 2007
Net revenues	$135,626	$138,019	$139,845	$146,216	$559,706
Operating income	14,747	11,219	17,408	18,171	61,546
Net income	8,947	5,833	8,768	9,806	33,355
Net income per share - basic	$ 0.13	$ 0.09	$ 0.15	$ 0.16	$ 0.53

Net income per share - diluted	$ 0.13	$ 0.09	$ 0.15	$ 0.16	$ 0.52

Year Ended December 31, 2006
Net revenues	$121,726	$125,566	$122,118	$127,062	$496,472
Operating income	13,979	13,822	12,190	6,379	46,370
Net income	7,659	6,006	6,717	5,127	25,509
Net income per share - basic	$ 0.11	$ 0.09	$ 0.10	$ 0.08	$ 0.37

Net income per share - diluted	$ 0.11	$ 0.09	$ 0.10	$ 0.08	$ 0.37

        The results of operations in all the quarters in 2007 and 2006 include charges associated with some or all of the following: equity-based compensation, restructuring costs, asset impairments and net legal settlements and related expenses.

        During the 2007 year-end close process, we discovered an error in our reported second and third quarter 2007 condensed consolidated statements of cash flows due to an inadvertent transposition of amounts. The amount of “Excess tax benefits from share-based payment arrangements” was erroneously shown as an increase rather than a reduction in cash flows from operating activities and a reduction rather than an increase in cash flows from financing activities. While these periods are not presented in this annual report on Form 10-K, the table below illustrates the effects of the correction of the error on the six months ended June 30, 2007 and the nine months ended September 30, 2007. Further, when we file our June 30, 2008 and September 30, 2008 quarterly reports on Form 10-Q, we will correct the prior year’s amounts.

	Six Months Ended June 30, 2007		Nine Months Ended September 30, 2007
	As Reported	As Adjusted	As Reported	As Adjusted
	(in thousands)
Excess tax benefits from share-based payment arrangements	$2,297	($2,297)	$2,510	($2,510)
Net cash provided by operating activities	$41,559	$36,965	$65,749	$60,729
Excess tax benefits from share-based payment arrangements	($2,297)	$2,297	($2,510)	$2,510
Net cash provided by financing activities	($12,707)	($8,113)	($5,903)	($883)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

        Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of December 31, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

        Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K as of the three years ended December 31, 2007. The Report of Independent Registered Public Accounting Firm on their audit of management’s assessment of our internal control over financial reporting and their audit of the effectiveness of our internal control over financial reporting follows. The Report of Independent Registered Public Accounting Firm on their audit of our consolidated financial statements is included at page 47 of this annual report.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Premiere Global Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption on January 1, 2006 of Statement of Financial Accounting Standards No. 123R “Share Based Payment” and the Company’s adoption on January 1, 2007 of Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109”.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
February 29, 2008

Item 9.B. Other Information

        None.

PART III

        Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2008 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

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

        Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer and our principal financial officer and principal accounting officer. This code is posted on our web site at PGiConnect.com (follow the “Investor Relations” tab to “Corporate Governance”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer and our principal financial officer and principal accounting officer or persons performing similar functions by disclosing the nature of such amendment or waiver on our web site.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Compensation Committee,” “—Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Director and Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this item is incorporated herein by reference to our proxy statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

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

        Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2008 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements

        The financial statements listed in the index set forth in Item 8 of this report are filed as part of this annual report.

2.	Financial Statement Schedules

        There are no financial statement schedules included in this report.

3.	Exhibits

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997, by and among the Registrant, Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger, dated April 22, 1998, by and among the Registrant, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.4	Asset Purchase Agreement, dated February 16, 2005, by and among Clarinet, Inc., the Registrant, American Teleconferencing Services, Ltd., Conference-Call USA, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed on March 15, 2005).

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

3.4	Amendment No. 2 to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed on June 27, 2007).

4.1	See Exhibits 3.1-4. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

Exhibit Number	Description

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999). +

10.2	Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000). +

10.3	Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).

10.4	2000 Directors Stock Plan, as amended, of the Registrant (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.5	1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.6	Standard Office Lease, dated May 23, 1996, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.7	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc., dated June 15, 2000, (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.8	Pine Ridge Business Park Standard Office Lease, dated January 29, 1999, by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.9	Stock Pledge Agreement, dated December 15, 1999, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.10	Agreement for Assignment of Stock Options, dated February 5, 1999, by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.11	Promissory Note, dated October 31, 2000, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.12	Stock Pledge Agreement, dated October 31, 2000, by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.13	Stock Pledge Agreement, dated October 31, 2000, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.14	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.15	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.16	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.17	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.18	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.19	Credit Agreement, dated June 30, 2004, among the Registrant, as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.20	Security Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.21	Pledge Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.22	Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

Exhibit Number	Description

10.23	2004 Long-Term Incentive Plan, as amended, of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004). +

10.24	Fourth Amendment to Standard Office Lease, effective March 1, 2005, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.25	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.26	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.27	Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.28	Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.29	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter end March 31, 2005 and filed on May 6, 2005).

10.30	Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.31	Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.32	Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.33	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005).

10.34	Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.35	Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

Exhibit Number	Description

10.36	Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.37	Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.38	Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.39	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.40	Amendment No. 3 to Credit Agreement, dated April 24, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed April 25, 2006).

10.41	Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.42	Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.43	Restricted Stock Agreement by and between T. Lee Provow and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.44	Form of Restriction Agreement for non-employee directors under the 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.45	Revised Summary of the Equity Compensation Component to the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006).

10.46	Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

10.47	Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

Exhibit Number	Description

10.48	First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.49	Second Amendment to Fifth Amendment to the Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.50	Amendment to the Registrant’s 2004 Long-Term Incentive Plan, dated September 29, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2006 and filed on November 11, 2006). +

10.51	Amendment No. 4 and Waiver to Credit Agreement, dated October 3, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 and filed on November 9, 2006).

10.52	Amendment and Restatement of the Registrant’s 401(k) Plan, dated December 20, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007). +

10.53	Separation Agreement between Jeffrey A. Allred and the Registrant, dated December 20, 2006 and effective January 1, 2007 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

10.54	Restricted Stock Agreement between Jeffrey A. Allred and the Registrant, effective December 30, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

10.55	First Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated January 23, 2007 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007). +

10.56	Restricted Stock Agreement between T. Lee Provow and the Registrant, dated January 22, 2007, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007). +

10.57	Settlement Agreement, dated April 19, 2007, by and among the Registrant, Crescendo Partners II, L.P. Series E, Crescendo Investments II, LLC, Crescendo Advisors II, LLC, Eric S. Rosenfeld, Delacourt Holdings, Ltd., Colin D. Watson and Premiere Full Value Committee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.58	Amendment No. 5 and Waiver, dated April 19, 2007, to the Credit Agreement by and among the Registrant as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.59	Amendment to the Premiere Global Services, Inc, 401(k) Plan, dated August 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 8, 2007). +

Exhibit Number	Description

10.60	Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.61	First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.62	Second Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant dated December 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.63	Amended and Restated Employment Letter between Michael E. Havener and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.64	Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2007 and filed on January 25, 2008). +

10.65	Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated September 30, 2007 under the Registrant’s 1995 Stock Plan. +

10.66	Restricted Stock Agreement between Michael E. Havener and the Registrant dated December 31, 2007 under the Registrant’s 1995 Stock Plan. +

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premiere Global Services, Inc.

By:	/s/ Boland T. Jones Boland T. Jones, Chairman of the Board and Chief Executive Officer Date: February 29, 2008

POWER OF ATTORNEY

        KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Boland T. Jones and Scott Askins Leonard, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Boland T. Jones Boland T. Jones	Chairman of the Board and Chief Executive Officer (principal executive officer) and Director	February 29, 2008

/s/ Michael E. Havener Michael E. Havener	Chief Financial Officer (principal financial and accounting officer)	February 29, 2008

/s/ Jeffrey T. Arnold Jeffrey T. Arnold	Director	February 29, 2008

/s/ Wilkie S. Colyer Wilkie S. Colyer	Director	February 29, 2008

/s/ John R. Harris John R. Harris	Director	February 28, 2008

/s/ W. Steven Jones W. Steven Jones	Director	February 26, 2008

/s/ Raymond H. Pirtle, Jr. Raymond H. Pirtle, Jr.	Director	February 29, 2008

/s/ J. Walker Smith, Jr. J. Walker Smith, Jr.	Director	February 25, 2008

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997, by and among the Registrant, Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger, dated April 22, 1998, by and among the Registrant, American Teleconferencing Services, Ltd. (“ATS”), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

2.3	Asset Purchase Agreement, dated September 15, 2003, by and among Captaris, Inc., MediaTel Corporation (Delaware) and Xpedite Systems, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K of Captaris, Inc. filed on September 17, 2003).

2.4	Asset Purchase Agreement, dated February 16, 2005, by and among Clarinet, Inc., the Registrant, American Teleconferencing Services, Ltd., Conference-Call USA, Inc. and Citizens Communications Company (incorporated by reference to Exhibit 2.7 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and filed on March 15, 2005).

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

3.4	Amendment No. 2 to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed on June 27, 2007).

4.1	See Exhibits 3.1-4. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999). +

10.2	Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000). +

Exhibit Number	Description

10.3	Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).

10.4	2000 Directors Stock Plan, as amended, of the Registrant (incorporated by reference to Appendix D to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.5	1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

10.6	Standard Office Lease, dated May 23, 1996, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.7	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc., dated June 15, 2000, (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.8	Pine Ridge Business Park Standard Office Lease, dated January 29, 1999, by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.9	Stock Pledge Agreement, dated December 15, 1999, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.10	Agreement for Assignment of Stock Options, dated February 5, 1999, by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.11	Promissory Note, dated October 31, 2000, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). + 10.12 Stock Pledge Agreement, dated October 31, 2000, by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.13	Stock Pledge Agreement, dated October 31, 2000, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.14	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

Exhibit Number	Description

10.15	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.16	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.17	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.18	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.19	Credit Agreement, dated June 30, 2004, among the Registrant, as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.20	Security Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.21	Pledge Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.22	Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 5, 2004 and filed on February 3, 2004).

10.23	2004 Long-Term Incentive Plan, as amended, of the Registrant (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement distributed in connection with the Registrant’s June 3, 2004 Annual Meeting of Shareholders, filed on April 28, 2004). +

10.24	Fourth Amendment to Standard Office Lease, effective March 1, 2005, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.25	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

Exhibit Number	Description

10.26	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of their Fourth Amended and Restated Executive Employment Agreements with the Registrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.27	Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.28	Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.29	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter end March 31, 2005 and filed on May 6, 2005).

10.30	Form of Restricted Stock Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.31	Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.32	Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.33	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005).

10.34	Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.35	Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.36	Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.37	Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.38	Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

Exhibit Number	Description

10.39	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.40	Amendment No. 3 to Credit Agreement, dated April 24, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed April 25, 2006).

10.41	Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.42	Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.43	Restricted Stock Agreement by and between T. Lee Provow and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006). +

10.44	Form of Restriction Agreement for non-employee directors under the 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.45	Revised Summary of the Equity Compensation Component to the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006).

10.46	Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

10.47	Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated and filed September 19, 2006). +

10.48	First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006). +

10.49	Second Amendment to Fifth Amendment to the Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.50	Amendment to the Registrant’s 2004 Long-Term Incentive Plan, dated September 29, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2006 and filed on November 11, 2006). +

Exhibit Number	Description

10.51	Amendment No. 4 and Waiver to Credit Agreement, dated October 3, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for quarter ended September 30, 2006 and filed on November 9, 2006).

10.52	Amendment and Restatement of the Registrant’s 401(k) Plan, dated December 20, 2006 and effective January 1, 2006 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007). +

10.53	Separation Agreement between Jeffrey A. Allred and the Registrant, dated December 20, 2006 and effective January 1, 2007 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

10.54	Restricted Stock Agreement between Jeffrey A. Allred and the Registrant, effective December 30, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007).

10.55	First Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant, dated January 23, 2007 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2006 and filed on March 15, 2007). +

10.56	Restricted Stock Agreement between T. Lee Provow and the Registrant, dated January 22, 2007, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2006 and filed on March 15, 2007). +

10.57	Settlement Agreement, dated April 19, 2007, by and among the Registrant, Crescendo Partners II, L.P. Series E, Crescendo Investments II, LLC, Crescendo Advisors II, LLC, Eric S. Rosenfeld, Delacourt Holdings, Ltd., Colin D. Watson and Premiere Full Value Committee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.58	Amendment No. 5 and Waiver, dated April 19, 2007, to the Credit Agreement by and among the Registrant as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.59	Amendment to the Premiere Global Services, Inc, 401(k) Plan, dated August 28, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 and filed on November 8, 2007). +

10.60	Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.61	First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.62	Second Amendment to Amended and Restated Employment Agreement between T. Lee Provow and the Registrant dated December 21, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.63	Amended and Restated Employment Letter between Michael E. Havener and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.64	Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2007 and filed on January 25, 2008). +

10.65	Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated September 30, 2007 under the Registrant’s 1995 Stock Plan. +

10.66	Restricted Stock Agreement between Michael E. Havener and the Registrant dated December 31, 2007 under the Registrant’s 1995 Stock Plan. +

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.