Form 10-Q
period 2008-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2008-05-09
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer |X|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |_|

(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2008
Common Stock, $0.01 par value	61,851,689 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I	FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets
	as of March 31, 2008 and December 31, 2007	1

	Condensed Consolidated Statements of Operations
	for the Three Months Ended March 31, 2008 and 2007	2

	Condensed Consolidated Statements of Cash Flows
	for the Three Months Ended March 31, 2008 and 2007	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 4	Submission of Matters to a Vote of Security Holders	30

Item 5	Other Information	30

Item 6	Exhibits	31

SIGNATURES		32

EXHIBIT INDEX		33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2008	December 31, 2007

ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$ 22,753	$ 18,259
Accounts receivable (less allowances of $4,001 and $4,526, respectively)	101,939	89,683
Prepaid expenses and other current assets	9,256	13,066
Deferred income taxes, net	8,595	5,522

Total current assets	142,543	126,530

PROPERTY AND EQUIPMENT, NET	119,713	110,767

OTHER ASSETS
Goodwill	340,602	337,246
Intangibles, net of amortization	39,660	43,115
Deferred income taxes, net	—	1,018
Other assets	9,510	5,411

	$ 652,028	$ 624,087

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 55,831	$ 51,631
Income taxes payable	5,922	4,497
Accrued taxes, other than income taxes	4,378	8,076
Accrued expenses	36,238	37,276
Current maturities of long-term debt and capital lease obligations	1,915	1,664
Accrued restructuring costs	1,006	1,717

Total current liabilities	105,290	104,861

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	271,704	267,817
Accrued restructuring costs	1,385	1,575
Accrued expenses	9,747	7,627
Deferred income taxes, net	1,476	—

Total long-term liabilities	284,312	277,019

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,743,950 and
61,755,728 shares issued and outstanding in 2008 and 2007, respectively	617	618
Additional paid-in capital	551,247	548,418
Notes receivable, shareholder	(1,727)	(1,702)
Cumulative translation adjustment	15,919	10,523
Accumulated deficit	(303,630)	(315,650)

Total shareholders’ equity	262,426	242,207

	$ 652,028	$ 624,087

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)
Net revenues	$152,854	$135,626

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown	61,662	53,896
separately below)
Selling and marketing	39,851	36,468
General and administrative	16,233	16,573
Research and development	4,059	3,431
Depreciation	7,247	7,089
Amortization	4,243	3,552
Restructuring costs	—	(130)

Total operating expenses	133,295	120,879

Operating income	19,559	14,747

Other (expense) income
Interest expense	(4,629)	(2,302)
Interest income	213	100
Other, net	837	458

Total other (expense) income	(3,579)	(1,744)

Income before income taxes	15,980	13,003
Income tax expense	3,960	4,056

Net income	$ 12,020	$ 8,947

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	59,331	67,697

Basic earnings per share from net income	$ 0.20	$ 0.13

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	60,497	68,776

Diluted earnings per share from net income	$ 0.20	$ 0.13

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2008	2007
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 12,020	$ 8,947
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,247	7,089
Amortization	4,243	3,552
Amortization of deferred financing costs	141	128
Deferred income taxes, net of effect of acquisitions	178	(1,675)
Restructuring costs	—	(130)
Payments for restructuring costs	(929)	(1,934)
Payments for discontinued operations	—	(244)
Equity-based compensation	3,462	2,775
Excess tax benefits from share-based payment arrangements	(23)	(114)
Loss on disposal of assets	—	146
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,664)	(7,678)
Prepaid expenses and other current assets	51	919
Accounts payable and accrued expenses	153	7,473

Total adjustments	3,859	10,307

Net cash provided by operating activities	15,879	19,254

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,692)	(7,250)
Business acquisitions, net of cash acquired	(138)	(412)

Net cash used in investing activities	(13,830)	(7,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(167,880)	(94,364)
Proceeds from borrowing arrangements	170,896	84,280
Excess tax benefits from share-based payment arrangements	23	114
Purchase of treasury stock, at cost	(1,027)	(371)
Exercise of stock options	219	257

Net cash provided by (used in) financing activities	2,231	(10,084)

Effect of exchange rate changes on cash and equivalents	214	(514)

NET INCREASE IN CASH AND EQUIVALENTS	4,494	994

CASH AND EQUIVALENTS, beginning of period	18,259	18,977

CASH AND EQUIVALENTS, end of period	$ 22,753	$ 19,971

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 3,963	$ 1,876

Income taxes	$ 2,478	$ 962

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY AND ITS BUSINESS

     We are a global provider of on-demand communication technologies-based business process improvement solutions. Our Premiere Global Communications Operating System (PGiSMCOS) supports multiple business applications within five solution sets – Conferencing & Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing – within our three segments in North America, Europe and Asia Pacific. The unaudited condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

     Included in accounts receivable at March 31, 2008 and December 31, 2007 was earned but unbilled revenue of approximately $8.3 million and $5.3 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” costs incurred to develop significant enhancements to software features to be sold as part of our service offerings and costs incurred to implement a new billing system are being capitalized. For the three months ended March 31, 2008 and 2007, we capitalized approximately $4.7 million and $2.3 million, respectively, in North America related to these projects. These capitalized costs are being amortized on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the three months ended March 31, 2008 and 2007 was approximately $1.1 million and $0.7 million, respectively.

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

State sales taxes

     We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have not collected and remitted state sales tax from our Conferencing &

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Collaboration Solutions customers in all applicable jurisdictions. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our Conferencing & Collaboration Solutions are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. We made an additional payment of $0.5 million in January 2008 associated with taxable years prior to 2005. In April 2008, returns for January 2005 to February 2006 were filed and another payment of $0.3 million was made.

     In March 2007, we were notified by the State of Illinois regarding the taxability of our Conferencing & Collaboration Solutions, and we began assessing sales tax to our Conferencing & Collaboration customers in Illinois in April 2007. Returns were filed and approximately $0.6 million was paid in April 2007 to the Illinois Department of Revenue for taxable periods prior to March 2007. Additional amounts may be due as these returns are audited.

     During the first quarter of 2008, an outstanding audit with the State of New York was completed and payment in the amount of $1.7 million was made for outstanding telecommunications excise taxes. This matter related to our former operating segment, Voicecom, which was discontinued in 2001.

     At March 31, 2008 and December 31, 2007, we had reserved approximately $2.4 million and $5.2 million, respectively, for certain state sales tax contingencies. These amounts are included in “Accrued taxes” in our condensed consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

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

     We adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN No. 48) on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. As a result of our adoption of FIN No. 48, approximately $1.3 million was recorded as a reduction to retained earnings and an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $6.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $1.6 million, all of which would affect our effective tax rate if recognized. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 2000 to 2007 remain subject to income tax examinations by tax authorities.

     At March 31, 2008, we had $4.1 million of unrecognized tax benefits, including $1.0 million of unrecognized tax benefits that if recognized would affect our annual effective tax rate. The unrecognized tax benefits at March 31, 2008 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-term liabilities” in our accompanying condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months. As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

them in “Interest expense” and “Operating expenses,” respectively, in our statements of operations. We had accrued interest and penalties of approximately $1.4 million and $1.3 million at March 31, 2008 and December 31, 2007, respectively, related to uncertain tax positions.

     In the ordinary course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” which could materially impact our financial condition and results of operations.

Treasury Stock

     All treasury stock transactions are recorded at cost. In the three months ended March 31, 2008 and 2007, we withheld approximately 86,000 and 75,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $1.0 million and $0.4 million, respectively, to the Internal Revenue Service on our employees’ behalf. As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. In 2007, as a result of this self-tender offer, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-tender offer for approximately $122.5 million and incurred costs associated with the tender offer of approximately $0.9 million, including legal, printing and dealer-manager fees, that were included in “Additional paid-in capital.”

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by and distributions to owners. For the three months ended March 31, 2008 and 2007, comprehensive income was approximately $17.4 million and $9.9 million, respectively. For the three months ended March 31, 2008 and 2007, translation adjustments are the only component of other comprehensive income. Accumulated other comprehensive income is comprised solely of translation adjustments at March 31, 2008 and December 31, 2007.

Goodwill

     We continue to account for goodwill under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142). Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, by reportable segment at March 31, 2008 and December 31, 2007 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill
Carrying value at December 31, 2007	$286,147	$46,529	$4,570	$337,246
Additions and adjustments	(860)	4,019	197	3,356

Carrying value at March 31, 2008	$285,287	$50,548	$4,767	$340,602

     Goodwill is not subject to amortization consistent with SFAS No. 142 but is subject to periodic reviews for impairment. The change in the goodwill carrying value since December 31, 2007 was primarily due to foreign currency fluctuations against the U.S. dollar.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     We continue to account for other intangible assets under SFAS No. 142. Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	March 31, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$130,404	$ (97,867)	$32,537	$129,204	$ (92,828)	$36,376
Non-compete agreements	5,653	(2,724)	2,929	5,570	(2,476)	3,094
Developed technology	41,626	(39,817)	1,809	41,626	(39,656)	1,970
Other	2,587	(202)	2,385	1,805	(130)	1,675

Total other intangible
assets	$180,270	$(140,610)	$39,660	$178,205	$(135,090)	$43,115

     Estimated amortization expense related to our other intangible assets for the full year 2008 and the next four years is as follows (in millions):

Year	Estimated Amortization Expense
2008	$15.8
2009	11.9
2010	7.3
2011	5.2
2012	2.4

Depreciation Expense

     During the three months ended March 31, 2008, depreciation expense was favorably impacted by $0.7 million as a result of management’s review and adjustment of the useful economic lives of depreciable assets that management believes is appropriate in relation to the expected economic lives offset by additional depreciation charges on assets that were deployed during the period. This adjustment is not material for the fiscal year but is disclosed to facilitate comparisons between quarters.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2 (SFAS No. 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our condensed consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. We are currently evaluating the impact this statement will have on our financial position and results of operations.

     On April 25, 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (SFAS No. 142-3) which intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP provisions, particularly in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. SFAS No. 142-3 is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is not allowed. We are currently evaluating the impact this statement will have on our financial position and results of operations.

3. RESTRUCTURING COSTS

     Consolidated restructuring costs at March 31, 2008 and December 31, 2007 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2007	Payments Made	Accrued Costs at March 31, 2008
Accrued restructuring costs:
Severance and exit costs	$ 926	$(730)	$ 196
Contractual obligations	2,366	(171)	2,195

Total restructuring costs	$3,292	$(901)	$2,391

Realignment of Workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. During the three months ended March 31, 2008, we paid approximately $0.6 million related to these severance and exit costs. Our reserve for the 2007 restructuring costs was approximately $0.2 million at March 31, 2008. We anticipate the remaining costs to be paid during 2008.

Realignment of Workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific. During the three months ended March 31, 2008, we paid approximately $0.1

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

million related to these severance and exit costs. All restructuring obligations related to the 2006 reserve have been paid as of March 31, 2008.

     Amounts paid in the three months ended March 31, 2008 for restructuring costs incurred prior to 2006 totaled $0.2 million. At March 31, 2008, our reserve for restructuring costs incurred prior to 2006 totaled $2.2 million. We anticipate these remaining lease termination costs to be paid over the next eight years.

4. ACQUISITIONS AND DISPOSITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In July 2007, we acquired the assets and stock of Budget Conferencing, Inc., a Canadian-based provider of audio and web conferencing services. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our credit facility. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $0.1 million was allocated to other acquisition liabilities, $6.6 million was allocated to identifiable customer lists, $1.3 million was allocated to trademarks and $1.4 million was allocated to a non-compete agreement, with the identifiable customer lists, trademarks and non-compete agreements amortized over five years. In addition, $2.6 million was allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. We have not yet finalized the working capital component of the purchase price. The residual $13.6 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

     In November 2007, we acquired the stock of Meet24, a Nordic-based provider of conferencing and web collaboration services. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash equivalents on hand. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $1.4 million was allocated to acquired working capital, $0.9 million was allocated to acquired deferred tax assets, $3.8 million was allocated to other acquisition liabilities, $8.8 million was allocated to identifiable customer lists and $0.7 million was allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, $2.7 million was allocated to long-term deferred tax liabilities. We have not yet finalized the working capital component of the purchase price. The residual $21.0 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $22.2 million at March 31, 2008, which was impacted by foreign currency fluctuations of $1.2 million for the three months ended March 31, 2008.

5. INDEBTEDNESS

     We have a $375.0 million committed revolving credit facility (which consists of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million has been exercised to date). This accordion feature allows for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions.

     During the three months ended March 31, 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million at December 31, 2007 to $375.0 million at March 31, 2008. We paid less than $0.1 million in financing costs for this expansion of our credit facility. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

     In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.6 million was used to fund our self-tender offer in the second quarter of 2007.

     At March 31, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2008, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At March 31, 2008, our interest rate on 30-day LIBOR loans was 4.20% for our borrowings on which we did not have an interest rate swap agreement in place. At March 31, 2008, we had approximately $269.2 million of borrowings outstanding and approximately $1.6 million in letters of credit outstanding under our credit facility.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%. In August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our condensed consolidated statements of operations. Changes in fair value prior to the termination of these swaps were recognized in earnings and resulted in a gain of $0.1 million recorded in “Interest expense” for the three months ended March 31, 2007.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and account for them in accordance with SFAS No. 133. Changes in fair value are recognized in earnings and resulted in approximately $0.6 million of “Interest expense” for the three months ended March 31, 2008.

     In September 2006, we entered into our Yen-denominated line of credit for ¥300.0 million with Sumitomo Mitsui Banking which has an interest rate of 1.83% through March 2008. At March 31, 2008, there were no outstanding borrowings under this facility.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 36 months to 60 months. The capital lease obligations recorded on our balance sheets for these leases was $4.4 million and $4.5 million at March 31, 2008 and December 31, 2007, respectively.

6. EQUITY-BASED COMPENSATION

     We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under the following equity-based compensation plans: our 2004 Long-Term Incentive Plan, 2000 Directors Stock Plan and 1995 Stock Plan. Options issued under these plans, other than the directors stock plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. These stock plans are administered by the compensation committee of our board of directors.

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

     Only non-employee directors can participate in our directors stock plan. Under our directors stock plan, a total of 2.0 million shares of our common stock have been reserved in connection with awards. No more than 10% of awards may be granted in the form of restricted stock, subject to anti-dilution adjustments, and only non-qualified stock options may be granted under our directors stock plan.

     A total of 9.65 million shares of our common stock have been reserved in connection with awards under our 1995 plan. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 1995 plan during any one calendar year to any one grantee are 1.0 million shares and $4.0 million, respectively.

     We have issued two types of equity-based payment arrangements: non-qualified stock options and restricted stock awards. The expenses associated with these arrangements are recorded in “Cost of revenues,” “Selling and marketing,” “General and administrative expense” and “Research and development” in our statements of operations.

Stock Options

     The following table summarizes the stock options activity under our stock plans from December 31, 2007 to March 31, 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2007:	1,102,689	$8.04	$7,504,989
Granted	—	—
Exercised	(27,000)	8.09
Expired	(1,717)	7.52

Options outstanding at March 31, 2008	1,073,972	$8.04	$6,762,236

Vested and expected to vest at March 31, 2008	1,073,676	$8.04	$6,760,894

Options exercisable at March 31, 2008	1,046,303	$7.98	$6,655,850

     For the three months ended March 31, 2008 and 2007, we recognized equity-based compensation expense of approximately $0.2 million and $0.4 million, respectively, related to the vesting of stock options. As of March 31, 2008, we had $0.2 million of unvested stock options, which we will record in our statements of operations over a weighted-average recognition period of less than one year. The intrinsic value of stock options exercised in the three months ended March 31, 2008 and 2007 was $0.2 million and $0.2 million, respectively.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Restricted Stock Awards

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2007 to March 31, 2008:

	Shares	Weighted- Average Price
Outstanding at December 31, 2007	2,452,131	$10.28
Granted	62,795	13.55
Vested/released	(269,339)	10.15
Forfeited	(15,500)	10.20

Outstanding at March 31, 2008	2,230,087	$10.39

     For the three months ended March 31, 2008 and 2007, we recognized equity-based compensation expense of approximately $3.3 million and $2.4 million, respectively, related to the vesting of restricted stock. As of March 31, 2008, we had approximately $19.4 million of compensation costs related to unvested restricted stock which we will record in our statements of operations over a weighted-average recognition period of less than two years. The fair value of restricted stock vesting in the three months ended March 31, 2008 and 2007 was $3.8 million and $2.3 million, respectively.

     Equity-based compensation expense is measured at grant date, based on fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Cost of revenues	$ 97	$ 121
Selling and marketing	807	691
Research and development	261	230
General and administrative	2,297	1,733

Pre-tax equity-based compensation expense	3,462	2,775
Income tax benefits	(1,177)	(944)

Total equity-based compensation expense	$2,285	$1,831

7. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2008 and March 31, 2007, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

     Diluted earnings per share gives the effect of all potentially dilutive securities on earnings per share. Our outstanding stock options, unvested restricted shares and warrants are potentially dilutive securities during the three months ended March 31, 2008 and 2007. The difference between basic and diluted weighted-average shares outstanding is the dilutive effect of stock options, unvested restricted shares and warrants.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” the following table represents a reconciliation of the basic and diluted earnings per share (EPS) computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
Basic EPS	$12,020	59,331	$0.20	$8,947	67,697	$0.13
Effect of dilutive securities:
Stock options	—	400	—	—	690	—
Unvested restricted shares	—	766	—	—	382	—
Warrants	—	—	—	—	7	—

Diluted EPS	$12,020	60,497	$0.20	$8,947	68,776	$0.13

     The weighted-average diluted common shares outstanding for the three months ended March 31, 2008 excludes the effect of approximately 0.2 million out-of-the-money stock options and restricted shares because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three months ended March 31, 2007 excludes the effect of 0.9 million out-of-the-money stock options, restricted shares and warrants because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Asset retirement obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. While our domestic operating leases generally do not contain make-whole provision clauses, in instances where we believed a landlord could subject us to remediation costs, we established an asset retirement obligation liability with a corresponding increase to leasehold improvements consistent with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). Similarly, for our international operations, where we had either make-whole provision clauses in our leases or believed a landlord could subject us to remediation costs, we established an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-term Liabilities” in our accompanying condensed consolidated balance sheets. Asset retirement obligation liabilities were increased by approximately $0.6 million for remediation costs for the three months ended March 31, 2008. The current and long-term portion of the asset retirement obligation liability balance was $1.0 million and $0.4 million at March 31, 2008 and December 31, 2007, respectively.

Government Regulation

     We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the Federal Communication Commission’s (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. In addition, certain of our competitors have received such letters and/or are involved in investigations before the FCC or the Universal Service Administrative Company (USAC) regarding registration, filing and surcharge remittance requirements, and we could be adversely affected by the outcome of such investigations. In the course of one such investigation, on January 15, 2008, USAC issued a decision finding that the audio bridging services of InterCall, Inc. are toll teleconferencing services requiring InterCall to comply with the FCC’s registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies on a prospective and retroactive basis. InterCall has appealed the USAC decision to the FCC and has sought a stay. On March 19, 2008, the FCC’s Wireline Competition Bureau directed USAC to hold in abeyance for 90 days its decision issued to InterCall pending FCC review of the matter. We believe that we operate

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

as a provider of unregulated information services. Consequently, we do not believe that we are subject to the FCC or state public service commission regulations applicable to providers of traditional telecommunications services in the U.S. We believe that we exercise reasonable efforts to monitor telecommunications laws, regulations, decisions and trends and to comply with any applicable legal requirements. If we fail to comply with any applicable government regulations, or if we are required to submit to the jurisdiction of such government authorities as a provider of traditional telecommunications services in the same manner as described in USAC’s decision regarding InterCall, we could be temporarily prohibited from providing portions of our services, be required to restructure portions of our services or be subject to reporting and compliance obligations on both a prospective and retroactive basis, including being subject to litigation, fines, forfeitures, regulatory surcharge remittance requirements and/or other penalties arising from any non-compliance. Subjecting our services to these regulations, particularly if on a retroactive basis, could have a material adverse effect on our business financial condition and results of operations.

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

     On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint seeks undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what is alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On October 16, 2006, we filed our answer, affirmative defenses and counterclaim to the complaint, including seeking declaratory judgment of noninfringement, invalidity and unenforceability and attorneys’ fees and costs. On January 25, 2007, plaintiff amended its complaint to also add our subsidiary, American Teleconferencing Services, Ltd. (ATS), as a party. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California. Discovery is on-going.

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite Systems, LLC (Xpedite), in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, (TCPA) and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno’s defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno’s defendants filed cross-claims against us. The case is currently in discovery, and no class has yet been certified. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer. Our insurer has agreed to participate in our defense in connection with the plaintiff’s claims against us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. On February 12 - 13, 2008, the parties engaged in mediation. The parties have reached a global settlement in principle that should resolve all claims and have filed a stipulation with the court informing the court and extending the various deadlines. Pursuant to the court’s order extending deadlines, plaintiff filed a motion for class certification on April 1, 2008, and an opposition brief would have been due on May 19, 2008. On May 9, 2008, all parties finalized a confidental term sheet for the settlement. The parties have agreed to extend all deadlines by at least six weeks. The settlement is subject to final documentation by the parties and approval by the court. Our financial contribution to the settlement will be well below the limits of our insurance policy.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

9. SEGMENT REPORTING

     Information concerning the operations in our reportable segments is as follows (in millions):

	Three Months Ended March 31,
	2008	2007
Net Revenues:
North America	$ 95.0	$ 88.0
Europe	30.0	24.9
Asia Pacific	27.9	22.7

	$152.9	$135.6

Net Income:
North America	$ 7.0	$ 6.6
Europe	3.9	1.7
Asia Pacific	1.1	0.6

	$ 12.0	$ 8.9

	March 31, 2008	December 31, 2007
Identifiable Assets:
North America	$486.1	$470.5
Europe	117.2	109.9
Asia Pacific	48.7	43.7

	$652.0	$624.1

10. SUBSEQUENT EVENTS

     In May 2008, we acquired certain assets of the audio conferencing business of iLinc Communications, Inc. for $3.3 million in cash, net of positive working capital, funded from available cash on hand. Post-closing, we will make a deferred purchase price payment of approximately $0.8 million due upon successful transition of the business to our audio conferencing infrastructure and a potential earn-out payment not to exceed $0.8 million on or before June 1, 2009 based upon the achievement of specified revenue targets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a global provider of on-demand communication technologies-based business process improvement solutions. Our Premiere Global Communications Operating System (PGiCOS) supports multiple business applications within five solution sets – Conferencing & Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing – within our three segments in North America, Europe and Asia Pacific.

     Key highlights of our financial and strategic accomplishments during the first quarter of 2008 include:

  Grew consolidated net revenues by approximately 12.7% in the first quarter of 2008 compared to the same period in 2007;

  Grew revenue from Conferencing & Collaboration Solutions, the largest solution set within the PGiCOS, by approximately 23.9% in the first quarter of 2008 compared to the same period in 2007; and

  Enhanced our web site at PGiConnect.com with a new developer community and a new customer video testimonial section.

     Our primary corporate objectives for 2008 are focused on continuing to enhance our customer and shareholder value and building on the positive momentum we have generated in our business.

     Specifically, during the remainder of the year, our plan is to:

  Focus our sales efforts on selling additional PGiCOS solutions and applications into our existing base of customers;

  Develop and launch new PGiCOS business applications that meet the specific needs of targeted industries and horizontal job functions;

  Offer new pricing options, such as subscription-based pricing, to our direct sales customers similar to what we did for our web sales customers in 2007; and

  Continue to enhance our web presence, including adding greater functionality to our web portal at
  PGiConnect.com.

     We also plan to improve our profitability by continuing to automate our internal processes, enhancing standard access to our platform and solutions via our web services application programming interfaces (APIs) and focusing our development efforts on more highly automated applications that have shorter sales cycles and implementation times.

     We believe our success against these objectives will enable us to continue to increase our market share and grow shareholder value throughout the remainder of 2008.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Significant Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition.

This discussion should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007.

     The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table presents certain financial information about our segments for the periods presented (in millions):

	Three Months Ended March 31,
	2008	2007
Net Revenues:
North America	$ 95.0	$ 88.0
Europe	30.0	24.9
Asia Pacific	27.9	22.7

	$152.9	$135.6

Net Income:
North America	$ 7.0	$ 6.6
Europe	3.9	1.7
Asia Pacific	1.1	0.6

	$ 12.0	$ 8.9

Net Revenues

     Consolidated net revenues increased 12.7% to $152.9 million for the three months ended March 31, 2008 compared with $135.6 million for the same period in 2007. Net revenues increased in the three months ended March 31, 2008 from the same period in 2007 as a result of organic growth in our Conferencing & Collaboration Solutions, the strengthening of various currencies to the U.S. dollar, our acquisitions of Budget Conferencing and Meet24, offset in part by declines in broadcast fax revenue. Strengthening of various currencies to the U.S. dollar resulted in increased revenues of approximately $6.5 million for the three months ended March 31, 2008 as compared to the same period in 2007.

     For the three months ended March 31, 2008 and 2007, North America net revenue was 62.2% and 64.9% of consolidated net revenues, respectively. For the three months ended March 31, 2008 and 2007, North America experienced an 8.0% increase in segment revenue to $95.0 million from $88.0 million. This increase in segment revenue was attributable primarily to organic growth in our Conferencing & Collaboration Solutions and our acquisition of Budget Conferencing, offset in part by declines in our broadcast fax revenue. Fluctuations in foreign exchange rates from our Canadian operations resulted in segment revenue growth of approximately $0.7 million in the three months ended March 31, 2008 as compared to the same period in 2007. Our Conferencing & Collaboration Solutions revenue in North America was approximately $74.4 million and $65.8 million for the three months ended March 31, 2008 and 2007, respectively. Our broadcast fax revenue in North America was approximately $3.6 million and $4.7 million for the three months ended March 31, 2008 and 2007, respectively. Our North America revenue, exclusive of Conferencing & Collaboration Solutions and broadcast fax revenue, was approximately $17.0 million and $17.5 million for the three months ended March 31, 2008 and 2007, respectively.

     For the three months ended March 31, 2008 and 2007, Europe net revenue was 19.6% and 18.4% of consolidated net revenues, respectively. For the three months ended March 31, 2008 and 2007, Europe experienced a 20.2% increase in segment revenue to $30.0 million from $24.9 million. This increase in segment revenue was attributable primarily to organic growth in our Conferencing & Collaboration Solutions, our acquisition of Meet24 and the strengthening of the Euro to the U.S. dollar, offset in part by declines in our broadcast fax revenue. Fluctuations in foreign exchange rates resulted in segment revenue growth of approximately $3.2 million for the three months ended March 31, 2008 as compared to the same period in 2007. Our Conferencing & Collaboration Solutions revenue in Europe was approximately $17.8 million and $10.0 million for the three months ended March 31, 2008 and 2007, respectively. Our broadcast fax revenue in Europe was approximately $4.0 million and $6.4 million for the three months ended March 31, 2008 and 2007, respectively. Our Europe revenue, exclusive of Conferencing & Collaboration Solutions and broadcast fax revenue, was approximately $8.2 million and $8.6 million for the three months ended March 31, 2008 and 2007, respectively.

     For the three months ended March 31, 2008 and 2007, Asia Pacific net revenue was 18.2% and 16.8% of consolidated net revenues, respectively. For the three months ended March 31, 2008 and 2007, Asia Pacific experienced a 22.7% increase in segment revenue to $27.9 million from $22.7 million. This increase in segment revenue was attributable primarily to organic growth in our Conferencing & Collaboration Solutions and the strengthening of the Australian Dollar and Japanese Yen to the U.S. dollar. Fluctuations in foreign exchange rates resulted in segment revenue growth of approximately $2.6 million for the three months ended March 31, 2008 as compared to the same period in 2007. Our Conferencing & Collaboration Solutions revenue in Asia Pacific was approximately $12.8 million and $9.1 million for the three months ended March 31, 2008 and 2007, respectively. Our broadcast fax revenue in Asia Pacific was approximately $8.2 million and $7.9 million for the three months ended March 31, 2008 and 2007, respectively. Our Asia Pacific revenue, exclusive of Conferencing & Collaboration Solutions and broadcast fax revenue, was approximately $6.9 million and $5.8 million for the three months ended March 31, 2008 and 2007, respectively.

Cost of revenues

     Consolidated cost of revenues as a percentage of consolidated net revenues was 40.3% and 39.7% for the three months ended March 31, 2008 and 2007, respectively. Consolidated cost of revenues increased 14.4% to $61.7 million from $53.9 million for the three months ended March 31, 2008 from the same period in 2007. Consolidated cost of revenues as a percentage of consolidated net revenues remained relatively flat in 2008 as compared to the same period in 2007 as a result of a change in revenue mix toward lower margin solutions revenue in our North America operating segment, offset in part by cost reductions from our service delivery organization re-engineering efforts started in the second quarter of 2007.

     For the three months ended March 31, 2008 and 2007, North America cost of revenue was 41.0% and 38.5% of segment net revenue, respectively. For the three months ended March 31, 2008 and 2007, North America experienced a 14.9% increase in cost of revenue to $38.9 million from $33.9 million. North America cost of revenue increased as a percentage of segment net revenue primarily as a result of price compression in our Conferencing & Collaborations Solutions and a decline in our broadcast fax revenue, offset in part by our service delivery organization re-engineering efforts beginning in the second quarter of 2007.

     For the three months ended March 31, 2008 and 2007, Europe cost of revenue was 33.1% and 34.5% of segment net revenue, respectively. For the three months ended March 31, 2008 and 2007, Europe experienced a 15.5% increase in cost of revenue to $9.9 million from $8.6 million. Europe cost of revenue decreased as a percentage of segment net revenue primarily as a result of declines in lower margin broadcast fax revenue, growth in higher margin solutions revenue, primarily within Conferencing & Collaboration Solutions, and cost savings associated with our service delivery organization re-engineering efforts beginning in the second quarter in 2007.

     For the three months ended March 31, 2008 and 2007, Asia Pacific cost of revenue was 45.9% and 50.2% of segment net revenue, respectively. For the three months ended March 31, 2008 and 2007, Asia Pacific experienced a 12.3% increase in cost of revenue to $12.8 million from $11.4 million. Asia Pacific cost of revenue decreased as a percentage of segment net revenue as a result of network cost savings related to upgrades in our fax delivery platform and growth in higher margin Conferencing & Collaboration Solutions revenue.

Selling and marketing

     Consolidated selling and marketing expenses as a percentage of consolidated net revenues were 26.1% and 26.9% for the three months ended March 31, 2008 and 2007, respectively. Consolidated selling and marketing expenses increased 9.3% to $39.9 million from $36.5 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in selling and marketing expenses as a percentage of consolidated net revenues resulted primarily from increased optimization of selling and marketing spending toward growth in our solution sets.

     For the three months ended March 31, 2008 and 2007, North America selling and marketing expenses were 24.7% and 26.7% of segment net revenue, respectively. North America selling and marketing expenses were relatively flat at $23.5 million for the three months ended March 31, 2008 as compared to the same period in 2007. North America selling and marketing expenses increased primarily as a result of our acquisition of Budget Conferencing in the third quarter of 2007 and the strengthening of the Canadian Dollar against the U.S. dollar, but were offset by increased optimization of selling and marketing spending toward growth in our five solution sets.

     For the three months ended March 31, 2008 and 2007, Europe selling and marketing expenses were 33.8% and 31.2% of segment net revenue, respectively. Europe experienced a 30.2% increase in selling and marketing expenses to $10.1 million from $7.8 million for the three months ended March 31, 2008 and 2007, respectively. Europe selling and marketing expenses increased primarily as a result of the strengthening of the Euro against the U.S. dollar and investment in selling and marketing resources toward growth in our Conferencing & Collaboration Solutions.

     For the three months ended March 31, 2008 and 2007, Asia Pacific selling and marketing expenses were 22.3% and 22.9% of segment net revenue, respectively. Asia Pacific experienced a 19.8% increase in selling and marketing expenses to $6.2 million from $5.2 million for the three months ended March 31, 2008 and 2007, respectively. Asia Pacific selling and marketing expenses increased primarily as a result of the strengthening of the Australian Dollar and Japanese Yen against the U.S. dollar and investment in selling and marketing resources toward growth in our Conferencing & Collaboration Solutions.

Research and development

     Consolidated research and development expenses as a percentage of consolidated net revenues were 2.7% and 2.5% for the three months ended March 31, 2008 and 2007, respectively. Consolidated research and development expenses increased 18.3% to $4.1 million from $3.4 million for the three months ended March 31, 2008 and 2007, respectively. The increase in research and development expenses is primarily associated with additional resources invested in the maintenance and support of our Conferencing & Collaboration Solutions and our e-Marketing Solutions and the establishment of a new web development organization in North America. Research and development expenses associated with product development are capitalized as internally developed software, whereas management overhead, facilities costs and maintenance activities are expensed as research and development. We capitalized software development costs of approximately $4.7 million and $2.3 million for the three months ended March 31, 2008 and 2007, respectively. The majority of research and development expenses were incurred in North America.

General and administrative

     Consolidated general and administrative expenses as a percentage of consolidated net revenues were 10.6% and 12.2% for the three months ended March 31, 2008 and 2007, respectively. Consolidated general and administrative expenses decreased 2.0% to $16.2 million from $16.6 million for the three months ended March 31, 2008 and 2007, respectively. The decrease in general and administrative expenses is primarily the result of the cessation of duplicative rent costs associated with facilities transition during the three months ended March 31, 2007.

     For the three months ended March 31, 2008 and 2007, North America general and administrative expenses were 11.7% and 13.2% of segment net revenue, respectively. North America experienced a 4.0% decrease in general and administrative expenses to $11.1 million from $11.6 million for the three months ended March 31, 2008 and 2007, respectively. North America general and administrative expenses declined primarily as a result of the cessation of duplicative rent costs associated with facilities transition during the three months ended March 31, 2007.

     For the three months ended March 31, 2008 and 2007, Europe general and administrative expenses were 9.9% and 11.7% of segment net revenue, respectively. Europe experienced a 1.6% increase in general and administrative expenses to $3.0 million from $2.9 million for the three months ended March 31, 2008 and 2007, respectively. Europe general and administrative expenses increased as a result of the strengthening of the Euro against the U.S. dollar and our acquisition of Meet24, offset in part by reductions in finance expenses as a result of the consolidation of country-specific finance functions into a centralized organization pursuant to a restructuring plan implemented in the fourth quarter of 2006.

     For the three months ended March 31, 2008 and 2007, Asia Pacific general and administrative expenses were 7.6% and 9.0% of segment net revenue, respectively. For the three months ended March 31, 2008 and 2007, Asia Pacific general and administrative expenses were relatively flat at $2.1 million for the three months ended March 31, 2008 as compared to the same period in 2007. Asia Pacific general and administrative expenses increased primarily as a result of the strengthening of the Australian Dollar and Japanese Yen against the U.S. dollar offset in part by reductions associated with centralizing finance functions and the cessation of duplicative rent expenses associated with facilities transition during the three months ended March 31, 2007.

Depreciation

     Consolidated depreciation expense as a percentage of consolidated net revenues was 4.7% and 5.2% for the three months ended March 31, 2008 and 2007, respectively. Consolidated depreciation expense increased 2.2% to $7.2 million from $7.1 million for the three months ended March 31, 2008 and 2007, respectively. While depreciation expense was relatively flat for the three months ended March 31, 2008 as compared to the same period in 2007, depreciation expense was favorably impacted by $0.7 million as a result of management’s review and adjustment of the useful economic lives of depreciable assets that management believes is appropriate in relation to the expected economic lives offset by additional depreciation charges on assets that were deployed during the period.

     North America depreciation expense totaled $5.7 million and $5.6 million, or 6.0% and 6.3% of segment net revenue, for the three months ended March 31, 2008 and 2007, respectively. Europe depreciation expense totaled $0.9 million and $0.8 million, or 3.1% and 3.3% of segment net revenue, for the three months ended March 31, 2008 and 2007, respectively. Asia Pacific depreciation expense totaled $0.6 million and $0.7 million, or 2.2% and 3.1% of segment net revenue, for the three months ended March 31, 2008 and 2007, respectively.

Amortization

     Consolidated amortization expense as a percentage of consolidated net revenues was 2.8% and 2.6% for the three months ended March 31, 2008 and 2007, respectively. Consolidated amortization expense for the three months ended March 31, 2008 increased 19.4% to $4.2 million from $3.6 million for the three months ended March 31, 2008 and 2007, respectively.

     North America amortization expense totaled $3.2 million and $3.1 million, or 3.3% and 3.5% of segment net revenue, for the three months ended March 31, 2008 and 2007, respectively. Europe amortization expense totaled $0.9 million and $0.3 million, or 3.2% and 1.4% of segment net revenue, for the three months ended March 31, 2008 and 2007, respectively. Asia Pacific amortization expense totaled $0.1 million and $0.1 million, or 0.4% and 0.5% of segment net revenue, for the three months ended March 31, 2008 and 2007, respectively. The increase in amortization expense in North America is primarily associated with our acquisition of Budget Conferencing. The increase in amortization expense in Europe is primarily associated with our acquisition of Meet24.

Restructuring costs

Realignment of Workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. During the three months ended March 31, 2008, we paid approximately $0.6 million related to these severance and exit costs. Our reserve for the 2007 restructuring costs was approximately $0.2 million at March 31, 2008. We anticipate the remaining costs to be paid during 2008.

Realignment of Workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific. During the three months ended March 31, 2008, we paid approximately $0.1 million related to these severance and exit costs. All restructuring obligations related to the 2006 reserve have been paid as of March 31, 2008.

     Amounts paid in the three months ended March 31, 2008 for restructuring costs incurred prior to 2006 totaled $0.2 million. At March 31, 2008, our reserve for restructuring costs incurred prior to 2006 totaled $2.2 million. We anticipate these remaining lease termination costs to be paid over the next eight years.

Interest expense, net

     Interest expense, net increased to $4.4 million from $2.2 million for the three months ended March 31, 2008 and 2007, respectively. Interest expense, net increased primarily as a result of increased interest expense related to the increased average outstanding balance on our credit facility. The average outstanding balance on our credit facility was $282.9 million and $140.6 million for the three months ended March 31, 2008 and 2007, respectively. This increase in borrowings is attributable to funding our $122.6 million self-tender offer and our acquisitions of Budget Conferencing and Meet24.

Other, net

     Other, net increased to $0.8 million from $0.5 million for the three months ended March 31, 2008 and 2007, respectively. Other, net was comprised primarily of foreign exchange gains related to cash settlements of intercompany transactions and the re-measurement of Euro denominated intercompany payables to the U.S. that were not hedged during the three months ended March 31, 2008 associated with our acquisition of Meet24.

Effective income tax rate

     For the three months ended March 31, 2008, our effective income tax rate varied from the statutory rate primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with our United Kingdom subsidiary.

     Changes in valuation allowances and estimates are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed.

     In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Furthermore, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” which could materially impact our financial condition and results of operations.

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

     In July 2007, we acquired the assets and stock of Budget Conferencing. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. We funded the purchase through our credit facility. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $0.1 million was allocated to other acquisition liabilities, $6.6 million was allocated to identifiable customer lists, $1.3 million was allocated to trademarks and $1.4 million was allocated to a non-compete agreement, with the identifiable customer lists, trademarks and non-compete agreements amortized over five years. In addition, $2.6 million was allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. We have not yet finalized the working capital component of the purchase price. The residual $13.6 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

     In November 2007, we acquired the stock of Meet24. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash equivalents on hand. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $1.4 million was allocated to acquired working capital, $0.9 million was allocated to acquired deferred tax assets, $3.8 million was allocated to other acquisition liabilities, $8.8 million was allocated to identifiable customer lists and $0.7 million was allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, $2.7 million was allocated to long-term deferred tax liabilities. We have not yet finalized the working capital component of the purchase price. The residual $21.0 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $22.2 million at March 31, 2008, which was impacted by foreign currency fluctuations of $1.2 million for the three months ended March 31, 2008.

Liquidity and capital resources

     At March 31, 2008, we had $22.8 million in cash and equivalents compared to $18.3 million at December 31, 2007. Cash balances residing outside of the U.S. at March 31, 2008 were $24.2 million compared to $19.4 million at December 31, 2007. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in “Other, net” in our consolidated statements of operations. Intercompany loans with foreign subsidiaries are generally considered to be permanently invested for the foreseeable future. Therefore, foreign exchange fluctuations resulting from these transactions are recorded in the cumulative translation adjustment account on the face of our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At March 31, 2008, we had approximately $104.2 million of availability under our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature. For a discussion of our credit facility, see “—Capital resources.”

Cash provided by operating activities

     Net cash provided by operating activities totaled $15.9 million for the three months ended March 31, 2008 compared to $19.3 million for the same period in 2007. The decrease in net cash provided by operating activities is primarily due to increased accounts receivable associated with revenue growth and the timing of income tax payments and state sales tax payments as described in “—State sales taxes” below, offset in part by increased net income, amortization expenses associated with our acquisitions and equity-based compensation.

Cash used in investing activities

     Cash used in investing activities totaled $13.8 million for the three months ended March 31, 2008 compared to $7.7 million for the same period in 2007. The principal uses of cash used in investing activities for the three months ended March 31, 2008 included $13.7 million of capital expenditures and an aggregate of $0.1 million related to the payment of non-compete obligations from prior year acquisitions. The principal uses of cash used in investing activities for the three months ended March 31, 2007 included $7.3 million of capital expenditures and an aggregate of $0.4 million related to the payment of non-compete obligations from prior year acquisitions.

Cash provided by or used in financing activities

     Cash provided by financing activities for the three months ended March 31, 2008 totaled $2.2 million compared with cash used in financing activities of $10.1 million for the same period in 2007. Cash provided by financing activities for the three months ended March 31, 2008 included approximately $3.0 million of net proceeds on our credit facility and approximately $0.2 million of proceeds from stock option exercises, offset by approximately $1.0 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards. Cash used in financing activities for the three months ended March 31, 2007 included $10.1 million of net payments on our credit facility and approximately $0.4 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards, offset by $0.3 million of proceeds from stock option exercises.

Off-balance sheet arrangements

     At March 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales taxes

     We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have not collected and remitted state sales tax from our Conferencing & Collaboration Solutions customers in all applicable jurisdictions. We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our Conferencing & Collaboration Solutions are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. We made an additional payment of $0.5 million in January 2008 associated with taxable years prior to 2005. In April 2008, returns for January 2005 to February 2006 were filed and another payment of $0.3 million was made.

     In March 2007, we were notified by the State of Illinois regarding the taxability of Conferencing & Collaboration Solutions in their state, and we began assessing sales tax to our Conferencing & Collaboration customers in Illinois in April 2007. Returns were filed and approximately $0.6 million was paid in April 2007 to the Illinois Department of Revenue for taxable periods prior to March 2007. Additional amounts may be due as these returns are audited.

     During the first quarter of 2008, an outstanding audit with the State of New York was completed and payment in the amount of $1.7 million was made for outstanding telecommunications excise taxes. This matter related to our former operating segment, Voicecom, which was discontinued in 2001.

     At March 31, 2008 and December 31, 2007, we had reserved approximately $2.4 million and $5.2 million, respectively, for certain state sales tax contingencies. These amounts are included in “Accrued taxes” in our consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states. However, it is possible states may disagree with our method of assessing and remitting these state sales taxes.

Income taxes

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will more likely than not be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation under Section 162(m) of the Internal Revenue Code.

     We adopted the provisions of FIN No. 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. As a result of our adoption of FIN No. 48, approximately $1.3 million was recorded as a reduction to retained earnings and an increase to reserves for uncertain tax positions. At the adoption date of January 1, 2007, we had approximately $6.3 million of unrecognized tax benefits. Included in the balance of unrecognized tax benefits at January 1, 2007 is approximately $1.6 million, all of which would affect our effective tax rate if recognized. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 2000 to 2007 remain subject to income tax examinations by tax authorities.

     At March 31, 2008, we had $4.1 million of unrecognized tax benefits, including $1.0 million of unrecognized tax benefits that if recognized would affect our annual effective tax rate. The unrecognized tax benefits at March 31, 2008 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our accompanying condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months. As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize them in “Interest expense” and “Operating expenses,” respectively, in our statements of operations. As of March 31, 2008 and December 31, 2007 we had accrued interest and penalties of approximately $1.4 million and $1.3 million, respectively, related to uncertain tax positions.

     In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we are appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” which could materially impact our financial condition and results of operations.

Capital resources

     We have a $375.0 million committed revolving credit facility (which consists of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million has been exercised to date). This accordion feature allows for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions.

     During the three months ended March 31, 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million at December 31, 2007 to $375.0 million at March 31, 2008. We paid less than $0.1 million in financing costs for this expansion of our credit facility. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

     In April 2007, we entered into an amendment to our credit facility which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which approximately $122.6 million was used to fund our self-tender offer in the second quarter of 2007.

     At March 31, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2008, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At March 31, 2008, our interest rate on 30-day LIBOR loans was 4.20% for our borrowings on which we did not have an interest rate swap agreement in place. At March 31, 2008, we had approximately $269.2 million of borrowings outstanding and approximately $1.6 million in letters of credit outstanding under our credit facility.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%. In August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our consolidated statements of operations. Changes in fair value prior to the termination of these swaps were recognized in earnings and resulted in a gain of $0.1 million recorded in interest expense for the three months ended March 31, 2007.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and account for them in accordance with SFAS No. 133. Changes in fair value are recognized in earnings and resulted in approximately $0.6 million of interest expense for the three months ended March 31, 2008.

     In September 2006, we entered into our Yen-denominated line of credit for ¥300.0 million with Sumitomo Mitsui Banking which has an interest rate of 1.83% through March 2008. At March 31, 2008, there were no outstanding borrowings under this facility.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 36 months to 60 months. The capital lease obligations recorded on our balance sheets for these leases was $4.4 million and $4.5 million at March 31, 2008 and December 31, 2007, respectively.

Liquidity

     At March 31, 2008, we had $22.8 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for three months ended March 31, 2008. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements which historically have been 4% to 8% of annual consolidated net revenues, and to fund research and development costs for new services and enhancements to existing services which historically have been approximately 2% to 3% of annual consolidated net revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions. At March 31, 2008, we had $104.2 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature.

     We regularly review our capital structure and evaluate potential alternatives in light of current conditions in the capital markets. Depending upon conditions in these markets, cash flows from our operating segments and other factors, we may engage in other capital transactions. These capital transactions include, but are not limited to, debt or equity issuances or credit facilities with banking institutions.

SUBSEQUENT EVENTS

     In May 2008, we acquired certain assets of the audio conferencing business of iLinc Communications for $3.3 million in cash, net of positive working capital, funded from available cash on hand. Post-closing, we will make a deferred purchase price payment of approximately $0.8 million due upon successful transition of the business to our audio conferencing infrastructure and a potential earn-out payment not to exceed $0.8 million on or before June 1, 2009 based upon the achievement of specified revenue targets.

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

  goodwill and other intangible assets;

  income taxes;

  restructuring costs; and

  legal contingencies.

     For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

  Continued weakness in our legacy broadcast fax services;

  Our ability to efficiently utilize or re-negotiate our telecommunications supply agreements;

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

  Regulatory or legislative changes may adversely affect our business;

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

  Factors described under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosure on this matter made in our annual report on Form 10-K for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of March 31, 2008, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     On May 18, 2007, Gibson & Co. Ins. Brokers served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal TCPA and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno’s defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno’s defendants filed cross-claims against us. The case is currently in discovery, and no class has yet been certified. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer. Our insurer has agreed to participate in our defense in connection with the plaintiff’s claims against us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. On February 12 - 13, 2008, the parties engaged in mediation. The parties have reached a global settlement in principle that should resolve all claims and have filed a stipulation with the court informing the court and extending the various deadlines. Pursuant to the court’s order extending deadlines, plaintiff filed a motion for class certification on April 1, 2008, and an opposition brief would have been due on May 19, 2008. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. The parties have agreed to extend all deadlines by at least six weeks. The settlement is subject to final documentation by the parties and approval by the court. Our financial contribution to the settlement will be well below the limits of our insurance policy.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factor previously disclosed in our SEC filings and updated below, there have been no material changes from the risk factors disclosed in our annual report.

We may become subject to various government regulations applicable to traditional telecommunications service providers, which could impair our ability to deliver our services and adversely impact our results of operations.

     Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service commissions. We do not believe that our enhanced information services are subject to the same regulations as those applicable to traditional telecommunications service providers in the U.S. However, it is possible that regulatory authorities may take a different position and may seek to require us to submit to traditional telecommunications carrier regulation under the Communications Act of 1934, as amended, and various state laws as a provider of telecommunications services. We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the FCC’s Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. In addition, certain of our competitors have received such letters and/or are involved in investigations before the FCC or USAC regarding registration, filing and surcharge remittance requirements, and we could be adversely affected by the outcome of such investigations. In the course of one such investigation on January 15, 2008, USAC issued a decision finding that the audio bridging services of InterCall are toll teleconferencing services requiring InterCall to comply with the FCC’s registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies on a prospective and retroactive basis. InterCall has appealed the USAC decision to the FCC and has sought a stay. On March 19, 2008, the FCC’s Wireline Competition Bureau directed USAC to hold in abeyance for 90 days its decision issued to InterCall pending FCC review of the matter. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of such government authorities as providers of traditional telecommunications services in the same manner as described in USAC’s decision regarding InterCall, we could be temporarily prohibited from providing portions of our services, could have to restructure portions of our services, could become subject to reporting and compliance obligations on both a prospective and retroactive basis and/or could be subject to litigation, fines, forfeitures, regulatory surcharge remittance requirements or other penalties arising from any noncompliance. Subjecting our services to these regulations, particularly if on a retroactive basis, could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2008 and filed on January 25, 2008).

	31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

	31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

	32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

	32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2008	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener

Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2008 and filed on January 25, 2008).

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