Form 10-Q
period 2008-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2008-08-08
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]

(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2008
Common Stock, $0.01 par value	61,559,102 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008	December 31, 2007

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$24,824	$18,259
Accounts receivable (less allowances of $3,284 and $4,526, respectively)	105,845	89,683
Prepaid expenses and other current assets	11,294	13,066
Deferred income taxes, net	8,838	5,522

Total current assets	150,801	126,530

PROPERTY AND EQUIPMENT, NET	126,839	110,767

OTHER ASSETS
Goodwill	344,406	337,246
Intangibles, net of amortization	37,398	43,115
Deferred income taxes, net	385	1,018
Other assets	8,988	5,411

	$668,817	$624,087

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$56,293	$51,631
Income taxes payable	5,272	4,497
Accrued taxes, other than income taxes	7,931	8,076
Accrued expenses	35,958	37,276
Current maturities of long-term debt and capital lease obligations	2,691	1,664
Accrued restructuring costs	3,279	1,717

Total current liabilities	111,424	104,861

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	278,978	267,817
Accrued restructuring costs	1,195	1,575
Accrued expenses	11,361	7,627

Total long-term liabilities	291,534	277,019

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,556,412 and
61,755,728 shares issued and outstanding in 2008 and 2007, respectively	616	618
Additional paid-in capital	549,057	548,418
Notes receivable, shareholder	(1,752)	(1,702)
Cumulative translation adjustment	15,775	10,523
Accumulated deficit	(297,837)	(315,650)

Total shareholders’ equity	265,859	242,207

	$668,817	$624,087

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)

Net revenues	$161,565	$138,019	$314,419	$273,645

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown
separately below)	66,202	56,782	127,864	110,678
Selling and marketing	40,211	34,393	80,062	70,861
General and administrative	16,738	17,297	32,971	33,870
Research and development	4,163	3,348	8,222	6,779
Excise tax expense	2,890	—	2,890	—
Depreciation	8,600	7,226	15,847	14,315
Amortization	3,914	3,593	8,157	7,146
Restructuring costs	3,339	3,877	3,339	3,746
Net legal settlements and related expenses	1,608	284	1,608	284

Total operating expenses	147,665	126,800	280,960	247,679

Operating income	13,900	11,219	33,459	25,966

Other (expense) income:
Interest expense	(5,532)	(2,604)	(10,161)	(4,906)
Interest income	138	141	351	241
Other, net	(21)	215	816	673

Total other (expense) income	(5,415)	(2,248)	(8,994)	(3,992)

Income before income taxes	8,485	8,971	24,465	21,974
Income tax expense	2,692	3,138	6,652	7,194

Net income	$5,793	$5,833	$17,813	$14,780

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	59,419	64,204	59,425	65,941

Basic earnings per share from net income	$0.10	$0.09	$0.30	$0.22

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	60,603	65,526	60,646	67,190

Diluted earnings per share from net income	$0.10	$0.09	$0.29	$0.22

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008	2007 As restated; See Note 2
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,813	$14,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,847	14,315
Amortization	8,157	7,146
Amortization of deferred financing costs	282	258
Net legal settlements and related expenses	1,608	284
Deferred income taxes, net of effect of acquisitions	(1,044)	(2,640)
Restructuring costs	3,339	3,746
Payments for restructuring costs	(1,638)	(4,080)
Payments for discontinued operations	—	(488)
Equity-based compensation	6,463	5,355
Excess tax benefits from share-based payment arrangements	(832)	(2,297)
(Gain) loss on disposal of assets	(7)	146
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,261)	(8,624)
Prepaid expenses and other current assets	(1,144)	(486)
Accounts payable and accrued expenses	5,031	9,550

Total adjustments	21,801	22,185

Net cash provided by operating activities	39,614	36,965

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,791)	(20,240)
Business acquisitions, net of cash acquired	(8,443)	(1,330)

Net cash used in investing activities	(35,234)	(21,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(297,912)	(167,952)
Proceeds from borrowing arrangements	306,272	275,100
Payments of debt issuance costs	(8)	—
Excess tax benefits from share-based payment arrangements	832	2,297
Purchase of treasury stock, at cost	(9,164)	(124,458)
Exercise of stock options	2,210	6,900

Net cash provided by (used in) financing activities	2,230	(8,113)

Effect of exchange rate changes on cash and equivalents	(45)	(434)

NET INCREASE IN CASH AND EQUIVALENTS	6,565	6,848

CASH AND EQUIVALENTS, beginning of period	18,259	18,977

CASH AND EQUIVALENTS, end of period	$24,824	$25,825

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$8,281	$5,000

Income taxes	$7,353	$3,593

Non-cash investing and financing activities:
Capital lease additions	$3,024	$484

Capital expenditures in total current liabilities	$3,597	$4,525

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY AND ITS BUSINESS

     We are a global provider of on-demand, communication technologies-based business process improvement solutions. Our Premiere Global Communications Operating System (PGiSMCOS) supports business applications within the following solution sets – Conferencing & Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing – within our three segments in North America, Europe and Asia Pacific. The unaudited condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007, the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Securities and Exchange Commission’s (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

     Included in accounts receivable at June 30, 2008 and December 31, 2007 was earned but unbilled revenue of approximately $8.2 million and $5.3 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days.

Development Costs

     Pursuant to Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed” (SFAS No. 86), costs incurred to develop significant enhancements to software features to be sold as part of our service offerings are being capitalized as part of “Property and Equipment, Net” on our condensed consolidated balance sheets. For the three months ended June 30, 2008 and 2007, we capitalized approximately $4.4 million and $2.8 million, respectively, in North America related to these projects. For the six months ended June 30, 2008 and 2007, we capitalized approximately $8.1 million and $5.0 million, respectively, in North America related to these projects. These capitalized costs are being amortized on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the three months ended June 30, 2008 and 2007 was approximately $1.1 million and $0.8 million, respectively. Depreciation expense recorded for developed software for the six months ended June 30, 2008 and 2007 was approximately $2.2 million and $1.5 million, respectively.

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and fixed period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

State Sales Tax and Excise Tax

     We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states, but have not collected and remitted state sales tax from our Conferencing & Collaboration Solutions customers in all applicable jurisdictions.

     We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our Conferencing & Collaboration Solutions are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. We made an additional payment of $0.5 million in January 2008 associated with taxable years prior to 2005. In April 2008, we filed returns for January 2005 to February 2006 and made another payment of $0.3 million.

     In March 2007, we were notified by the State of Illinois regarding the taxability of our Conferencing & Collaboration Solutions, and we began assessing sales tax to our Conferencing & Collaboration customers in Illinois in April 2007. In April 2007, we filed returns and paid approximately $0.6 million to the Illinois Department of Revenue for taxable periods prior to March 2007. Additional amounts may be due as these returns are audited.

     During the first quarter of 2008, an outstanding audit with the State of New York related to our former operating segment, Voicecom, which was discontinued in 2001, was completed and payment in the amount of $1.7 million was made for outstanding telecommunications excise taxes.

     During the second quarter of 2008, we were made aware that certain of our Conferencing & Collaboration Solutions may be subject to a certain state’s telecommunications excise tax statutes. We are currently working with this state’s department of revenue to bring to resolution this matter which spans tax years 2001–2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of June 30, 2008. We recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our condensed consolidated statements of operations.

     At June 30, 2008 and December 31, 2007, we had reserved approximately $5.7 million and $5.2 million, respectively, for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. In addition, it is possible states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The effective income tax rate was 32% and 27% for the three and six months ended June 30, 2008, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2008 primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with our United Kingdom subsidiary. The change in the effective income tax rate for the three and six months ended June 30, 2008 is primarily related to a change in income mix between international tax jurisdictions. The effective income tax rate was 35% and 33% for the three and six months ended June 30, 2007, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2007 primarily as a result of non-deductible executive compensation expenses and the impact of the release of a net operating loss usage limitation related to a prior year’s acquisition. The change in the effective income tax rate for the three and six months ended June 30, 2007 is primarily related to a change in income mix between international tax jurisdictions, favorable changes to tax rates in certain foreign jurisdictions and changes in valuation allowance accounts, which are estimates where adjustments are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. The decline in tax rates in 2008 from 2007 is primarily attributable to continued favorable changes to tax rates in certain foreign jurisdictions.

     In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Furthermore, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we have appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” which could materially impact our financial condition and results of operations.

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

     At June 30, 2008, we had $4.1 million of unrecognized tax benefits, including $1.0 million of unrecognized tax benefits that if recognized would affect our annual effective tax rate. The unrecognized tax benefits at June 30, 2008 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-term liabilities” in our accompanying condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months. As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize them in “Interest expense” and “Operating expenses,” respectively, in our condensed consolidated statements of operations. We had accrued interest and penalties of approximately $1.5 million and $1.3 million at June 30, 2008 and December 31, 2007, respectively, related to uncertain tax positions.

Balance at December 31, 2007	$4,559
Re-measurement of prior liability	(457)

Balance at June 30, 2008	$4,102

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Treasury Stock

     All treasury stock transactions are recorded at cost. In the six months ended June 30, 2008 and 2007, we withheld approximately 181,000 and 150,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $2.3 million and $1.0 million, respectively, to the Internal Revenue Service on our employees’ behalf. We also repurchased during the six months ended June 30, 2008, 500,000 shares of our common stock for approximately $6.9 million in the open market pursuant to our Board-approved stock repurchase program.

     As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. During the six months ended June 30, 2007, as a result of this self-tender offer, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-tender offer for approximately $122.5 million and incurred costs associated with the tender offer of approximately $0.9 million, including legal, printing and dealer-manager fees, that were included in “Additional paid-in capital.”

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. For the three months ended June 30, 2008 and 2007, comprehensive income was approximately $5.6 million and $8.1 million, respectively. For the six months ended June 30, 2008 and 2007, comprehensive income was approximately $23.0 million and $18.0 million, respectively. For the three and six months ended June 30, 2008 and 2007, translation adjustments are the only component of other comprehensive income. Accumulated other comprehensive income is comprised solely of translation adjustments at June 30, 2008 and December 31, 2007.

Goodwill

     We continue to account for goodwill under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142). Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, by reportable segment at June 30, 2008 and December 31, 2007 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill
Carrying value at December 31, 2007	$286,147	$46,529	$4,570	$337,246
Additions	3,360	—	—	3,360
Adjustments	—	3,383	417	3,800

Carrying value at June 30, 2008	$289,507	$49,912	$4,987	$344,406

     Goodwill is not subject to amortization consistent with SFAS No. 142 but is subject to periodic reviews for impairment. Additions to the goodwill carrying value since December 31, 2007 are primarily due to the acquisition of certain assets of iLinc Communications, Inc. Adjustments to the goodwill carrying value since December 31, 2007 are primarily due to working capital adjustments related to prior period acquisitions and foreign currency fluctuations against the U.S. dollar.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     We continue to account for other intangible assets under SFAS No. 142. Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$131,945	$(101,574)	$30,371	$129,204	$(92,828)	$36,376
Non-compete agreements	5,776	(3,033)	2,743	5,570	(2,476)	3,094
Developed technology	41,626	(39,989)	1,637	41,626	(39,656)	1,970
Other	2,647	—	2,647	1,805	(130)	1,675

Total other intangible
assets	$181,994	$(144,596)	$37,398	$178,205	$(135,090)	$43,115

     Estimated amortization expense related to our other intangible assets for the full year 2008 and the next four years is as follows (in millions):
Year	Estimated Amortization Expense

2008	$15.7
2009	12.2
2010	7.7
2011	5.6
2012	2.8

Correction of June 30, 2007 Statement of Cash Flows

     As previously disclosed in our annual report on Form 10-K for the year ended December 31, 2007, during the 2007 year-end close process, we discovered an error in our reported second and third quarter 2007 condensed consolidated statements of cash flows due to an inadvertent transposition of amounts. The amount of “Excess tax benefits from share-based payment arrangements” was erroneously shown as an increase rather than a reduction in cash flows from operating activities and a reduction rather than an increase in cash flows from financing activities. The table below illustrates the effects of the correction of the error on the six months ended June 30, 2007. Further, the prior year amounts have been corrected in our accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2007.

	Six Months Ended June 30, 2007
	As Reported	As Adjusted
	(in thousands)
Excess tax benefits from share-based payment arrangements	$2,297	$(2,297)
Net cash provided by operating activities	$41,559	$36,965
Excess tax benefits from share-based payment arrangements	$(2,297)	$2,297
Net cash provided by financing activities	$(12,707)	$(8,113)

     We also added supplemental non-cash information that was not previously disclosed in the statements of cash flows for the six months ended June 30, 2007.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2 (FSP FAS No. 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)), which replaces SFAS No. 141, “Business Combinations” (SFAS No. 141). SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. We are currently evaluating the impact this statement will have on our financial position and results of operations.

     On April 25, 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” (FSP FAS No. 142-3) which intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP provisions, particularly in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP FAS No. 142-3 is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is not allowed. We are currently evaluating the impact this statement will have on our financial position and results of operations.

3. RESTRUCTURING COSTS

     Consolidated restructuring costs at June 30, 2008 and December 31, 2007 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2007	Charge to Continuing Operations	Equity-Based Compensation	Payments Made	Accrued Costs at June 30, 2008
Accrued restructuring costs:
Severance and exit costs	$926	3,339	(549)	$(1,246)	$2,470
Contractual obligations	2,366	—	—	(362)	2,004

Total restructuring costs	$3,292	$3,339	$(549)	$(1,608)	$4,474

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realignment of Workforce – 2008

     During the quarter ended June 30, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. We incurred approximately $3.4 million in severance costs associated with the elimination of these positions. On a segment basis, these restructuring costs were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific. During the three months ended June 30, 2008, we paid approximately $0.5 million related to these severance and exit costs in cash and released $0.5 million in restricted stock awards. Our reserve for the 2008 restructuring costs was approximately $2.4 million at June 30, 2008. We anticipate these remaining costs will be paid over the next twelve months.

Realignment of Workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. During the three and six months ended June 30, 2008, we paid approximately $0.1 million and $0.7 million, respectively, related to these severance and exit costs. During the six months ended June 30, 2008, we adjusted our restructuring reserve by approximately $0.1 million as a result of actual severance payments to certain individuals being less than originally estimated. Our reserve for the 2007 restructuring costs was approximately $0.1 million at June 30, 2008. We anticipate the remaining costs will be paid during 2008.

Realignment of Workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement with our former chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific. During the three and six months ended June 30, 2008, we paid approximately $10,000 and $0.1 million related to these severance and exit costs, respectively. All restructuring obligations related to the 2006 reserve were paid as of June 30, 2008.

     Amounts paid in the three and six months ended June 30, 2008 for restructuring costs incurred prior to 2006 totaled $0.2 million and $0.4 million, respectively. At June 30, 2008, our reserve for restructuring costs incurred prior to 2006 totaled $2.0 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next eight years.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

North America

     In May 2008, we acquired certain assets of the audio conferencing business of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141, and approximately $0.6 million was allocated to acquired working capital, $0.8 million was allocated to other acquisition liabilities and $1.2 million was allocated to identifiable intangible assets which will be amortized over five years. We have not yet finalized the working capital component of the purchase price. The residual $3.0 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2007, we acquired the assets and stock of Budget Conferencing, Inc., a Canadian-based provider of audio and web conferencing services. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. In June 2008, we paid an additional $0.7 million in cash to finalize the working capital component of the purchase price. We funded the purchase through our credit facility. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $0.1 million was allocated to other acquisition liabilities, $6.6 million was allocated to identifiable customer lists, $1.3 million was allocated to trademarks and $1.4 million was allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, $2.6 million was allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. The residual $14.3 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

     In November 2007, we acquired the stock of Meet24, a Nordic-based provider of conferencing and web collaboration services. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $1.4 million was allocated to acquired working capital, $0.9 million was allocated to acquired deferred tax assets, $3.8 million was allocated to other acquisition liabilities, $8.8 million was allocated to identifiable customer lists and $0.7 million was allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, $2.7 million was allocated to long-term deferred tax liabilities. We have not yet finalized the working capital component of the purchase price. The residual $21.0 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $21.8 million at June 30, 2008, which was impacted by foreign currency fluctuations of $1.3 million and working capital adjustments of $0.5 million for the six months ended June 30, 2008. In 2008, we paid $2.8 million in cash to a third-party escrow account to satisfy a certain acquisition liability.

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

     During the six months ended June 30, 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million at December 31, 2007 to $375.0 million at June 30, 2008. We paid less than $0.1 million in financing costs for this expansion of our credit facility. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

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

     At June 30, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2008, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At June 30, 2008, our interest rate on 30-day LIBOR loans was 3.96% for our borrowings on which we did not have an interest rate swap agreement in place. At June 30, 2008, we had approximately $275.3 million of borrowings outstanding and approximately $1.6 million in letters of credit outstanding under our credit facility.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%. In August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges and accounted for them in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our condensed consolidated statements of operations. Changes in fair value prior to the termination of these swaps were recognized in earnings and resulted in a gain of $0.1 million recorded in “Interest expense” for the six months ended June 30, 2007.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and account for them in accordance with SFAS No. 133. Changes in fair value are recognized in earnings and resulted in approximately $1.1 million of “Interest expense” for the six months ended June 30, 2008.

     In September 2006, we entered into our Yen-denominated line of credit for ¥300.0 million with Sumitomo Mitsui Banking which has an interest rate of 1.82% through June 2008. At June 30, 2008, there were no outstanding borrowings under this facility.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 36 months to 60 months. The capital lease obligations recorded on our condensed consolidated balance sheets for these leases was $6.3 million and $4.5 million at June 30, 2008 and December 31, 2007, respectively.

6. EQUITY-BASED COMPENSATION

     We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units and other stock-based awards to employees, directors, non-employee consultants and advisors under the following equity-based compensation plans: our amended and restated 2004 long-term incentive plan and our amended and restated 2000 directors stock plan. Options issued under these plans, other than the directors stock plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. These stock plans are administered by the compensation committee of our board of directors.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In April 2008, our board of directors adopted and, in June 2008, our shareholders approved our amended and restated 2004-long term incentive plan. The amendment and restatement of our 2004 plan increased the total number of shares authorized for issuance by 2.0 million shares to 6.0 million shares. The maximum number of awards and the maximum fair market value of such awards that may be granted under our 2004 plan during any one calendar year to any one grantee are 1.0 million shares and $8.0 million, respectively. No more than 3,964,386 of awards may be granted in the form of “full value” awards, such as restricted stock, subject to anti-dilution adjustments under our 2004 plan.

     In April 2008, our board of directors adopted and, in June 2008, our shareholders approved our amended and restated 2000 directors stock plan. Only non-employee directors can participate in our directors stock plan. Under our directors stock plan, a total of 2.0 million shares of our common stock have been reserved in connection with awards. No more than 292,079 of awards may be granted in the form of restricted stock, subject to anti-dilution adjustments, and only non-qualified stock options may be granted under our directors stock plan.

     We have issued two types of equity-based payment arrangements: non-qualified stock options and restricted stock awards. The expenses associated with these arrangements are recorded in “Cost of revenues,” “Selling and marketing,” “General and administrative” and “Research and development” in our condensed consolidated statements of operations.

Stock Options

     The following table summarizes the stock options activity under our stock plans from December 31, 2007 to June 30, 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value
Options outstanding at December 31, 2007:	1,108,689	$8.03
Granted	—	—
Exercised	(251,096)	8.80
Expired	(8,931)	6.98

Options outstanding at June 30, 2008	848,662	$7.82	$5,738,999

Vested and expected to vest at June 30, 2008	848,575	$7.82	$5,738,439

Options exercisable at June 30, 2008	841,662	$7.81	$5,693,974

     For the three and six months ended June 30, 2008, we recognized equity-based compensation expense of approximately $33,000 and $0.2 million, respectively, related to the vesting of stock options. For the three and six months ended June 30, 2007, we recognized equity-based compensation expense of approximately $0.1 million and $0.6 million, respectively, related to the vesting of stock options. As of June 30, 2008, we had $0.1 million of unvested stock options, which we will record in our statements of operations over a weighted-average recognition period of less than one year. The intrinsic value of stock options exercised in the six months ended June 30, 2008 and 2007 was $1.4 million and $6.5 million, respectively.

Restricted Stock Awards

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2007 to June 30, 2008:

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2007	2,452,131	$ 10.28
Granted	456,437	14.52
Vested/released	(571,480)	10.26
Forfeited	(225,916)	9.87

Outstanding at June 30, 2008	2,111,172	11.25

     For the three and six months ended June 30, 2008, we recognized equity-based compensation expense of approximately $3.0 million and $6.3 million, respectively, related to the vesting of restricted stock. For the three and six months ended June 30, 2007, we recognized equity-based compensation expense of approximately $2.4 million and $4.8 million, respectively, related to the vesting of restricted stock. As of June 30, 2008, we had approximately $19.8 million of compensation costs related to unvested restricted stock which we will record in our statements of operations over a weighted-average recognition period of less than two years. The fair value of restricted stock vesting in the three and six months ended June 30, 2008 was $4.4 million and $8.3 million, respectively. The fair value of restricted stock vesting in the three and six months ended June 30, 2007 was $3.4 million and $5.7 million, respectively.

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of revenues	$32	$57	$129	$178
Selling and marketing	724	541	1,531	1,232
Research and development	270	234	531	464
General and administrative	1,974	1,748	4,272	3,481

Pre-tax equity-based compensation expense	3,000	2,580	6,463	5,355
Income tax benefits	(1,020)	(877)	(2,198)	(1,821)

Total equity-based compensation expense	$1,980	$1,703	$4,265	$3,534

7. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2008 and June 30, 2007, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

     Diluted earnings per share gives the effect of all potentially dilutive securities on earnings per share. Our outstanding stock options, unvested restricted shares and warrants are potentially dilutive securities during the three and six months ended June 30, 2008 and 2007. The difference between basic and diluted weighted-average shares outstanding is the dilutive effect of stock options, unvested restricted shares and warrants.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” the following table represents a reconciliation of the basic and diluted earnings per share (EPS) computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
Basic EPS	$5,793	59,419	$0.10	$5,833	64,204	$0.09
Effect of dilutive securities:
Stock options	—	377	—	—	669	—
Unvested restricted shares	—	807	—	—	616	—
Warrants	—	—	—	—	37	—

Diluted EPS	$5,793	60,603	$0.10	$5,833	65,526	$0.09

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
Basic EPS	$17,813	59,425	$0.30	$14,780	65,941	$0.22
Effect of dilutive securities:
Stock options	—	391	—	—	670	—
Unvested restricted shares	—	830	—	—	555	—
Warrants	—	—	—	—	24	—

Diluted EPS	$17,813	60,646	$0.29	$14,780	67,190	$0.22

     The weighted-average diluted common shares outstanding for the six months ended June 30, 2008 excludes the effect of approximately 1,900 out-of-the-money stock options and restricted shares because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2007 excludes the effect of approximately 885 and 0.4 million out-of-the-money stock options, restricted shares and warrants because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. While our domestic operating leases generally do not contain make-whole provision clauses, in instances where we believed a landlord could subject us to remediation costs, we established an asset retirement obligation liability with a corresponding increase to leasehold improvements consistent with SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). Similarly, for our international operations, where we had either make-whole provision clauses in our leases or believed a landlord could subject us to remediation costs, we established an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-Term Liabilities” in our accompanying condensed consolidated balance sheets. For the six months ended June 30, 2008, asset retirement obligation liabilities were increased by approximately $0.6 million for remediation costs and $0.1 million of asset retirement obligations were satisfied.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The current and long-term portion of the asset retirement obligation liability balance was $0.9 million and $0.4 million at June 30, 2008 and December 31, 2007, respectively.

Government Regulation

     We have received, and certain companies that we acquired had received, letters from the Investigations and Hearing Division of the Federal Communication Commission’s (FCC) Enforcement Bureau regarding registration, filing and regulatory surcharge remittance requirements applicable to traditional telephone companies. In each case, we have responded to the FCC’s inquiries. In addition, certain of our competitors have received such letters and/or are involved in investigations before the FCC or the Universal Service Administrative Company (USAC) regarding registration, filing and surcharge remittance requirements. As a result of one such investigation concerning InterCall, Inc., on June 30, 2008, the FCC issued an order ruling that audio conferencing providers are providers of “telecommunications” who must contribute to the federal Universal Service Fund (USF). Because it previously was unclear whether audio conferencing providers were required to contribute to the USF, the FCC order requires prospective contributions only. On July 17, 2008, the FCC issued a public notice stating that all audio conferencing providers must file a Form 499-Q by August 1, 2008, reporting estimated revenues for the fourth quarter of 2008, and begin contributing to the USF in October 2008. Several providers of audio conferencing services have filed petitions requesting reconsideration of all or portions of the FCC’s order, which are currently pending.

Litigation and Claims

     We have settled the litigation matters as described below.

     On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us and our subsidiary, American Teleconferencing Services, Ltd. (ATS), alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint sought undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what was alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California. On June 16, 2008, the parties entered into confidential settlement and license agreements that provided for, among other things, dismissal of all claims and counterclaims with prejudice. On July 1, 2008, we made a payment to Katz for a nonexclusive, fully-paid license and release pursuant to such agreements.

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite Systems, LLC, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, (TCPA) and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno’s defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno’s defendants filed cross-claims against us. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and the court has scheduled a hearing for August 18, 2008 during which it will consider the motion to preliminarily approve the class settlement. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

9. SEGMENT REPORTING

     Information concerning the operations in our reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenues:
North America	$97.1	$88.1	$192.1	$176.1
Europe	33.4	25.3	63.3	50.2
Asia Pacific	31.1	24.6	59.0	47.3

	$161.6	$138.0	$314.4	$273.6

Net Income:
North America	$1.4	$2.2	$8.4	$8.9
Europe	2.4	2.6	6.3	4.3
Asia Pacific	2.0	1.0	3.1	1.6

	$5.8	$5.8	$17.8	$14.8

	June 30,	December 31,
	2008	2007
Identifiable Assets:
North America	$500.0	$470.5
Europe	116.3	109.9
Asia Pacific	52.5	43.7

	$668.8	$624.1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a global provider of on-demand, communication technologies-based business process improvement solutions. Our Premiere Global Communications Operating System (PGiCOS) supports business applications within the following solution sets – Conferencing & Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing – within our three segments in North America, Europe and Asia Pacific.

Key highlights of our financial and strategic accomplishments during the second quarter of 2008 include:

  Grew consolidated net revenues by 17.1% in the second quarter of 2008 compared to the same period in 2007;

  Grew revenue from Conferencing & Collaboration Solutions, the largest solution set within PGiCOS, by 31.4% in the second quarter of 2008 compared to the same period in 2007; and

  Repurchased 500,000 shares of our common stock in the open market.

     Our primary corporate objectives for 2008 are focused on continuing to enhance our customer and shareholder value and building on the positive momentum we have generated in our business.

Specifically, during the remainder of the year, our plan is to:

  Focus our sales efforts on cross-selling additional PGiCOS solutions and applications into our existing base of customers;

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

     The results of operations for the three and six months ended June 30, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table presents certain financial information about our segments for the periods presented (in millions, except percent amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Revenues:

North America	$97.1	$88.1	$192.1	$176.1
Europe	33.4	25.3	63.3	50.2
Asia Pacific	31.1	24.6	59.0	47.3

Consolidated	$161.6	$138.0	$314.4	$273.6

Net Income:
North America	$1.4	$2.2	$8.4	$8.9
Europe	2.4	2.6	6.3	4.3
Asia Pacific	2.0	1.0	3.1	1.6

Consolidated	$5.8	$5.8	$17.8	$14.8

Percent of Consolidated Revenues:
North America	60.1%	63.8%	61.1%	64.3%
Europe	20.6%	18.4%	20.1%	18.4%
Asia Pacific	19.3%	17.8%	18.8%	17.3%

Consolidated	100.0%	100.0%	100.0%	100.0%

Net Revenues

     Consolidated net revenues increased 17.1% to $161.6 million for the three months ended June 30, 2008 compared with $138.0 million for the same period in 2007 and increased 14.9% to $314.4 million for the six months ended June 30, 2008 compared with $273.6 million for the same period in 2007. Net revenues increased in the three months ended June 30, 2008 from the same period in 2007 as a result of organic growth in our Conferencing & Collaboration Solutions net revenue, the strengthening of various currencies to the U.S. dollar and our acquisitions of Budget Conferencing, Meet24 and iLinc, offset in part by declines in broadcast fax revenue. Strengthening of various currencies to the U.S. dollar resulted in consolidated net revenues growth of approximately $7.0 million and $13.6 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, North America operating segment net revenue was 60.1% and 63.8% of consolidated net revenues, respectively, and for the six months ended June 30, 2008 and 2007, North America net revenue was 61.1% and 64.3% of consolidated net revenues, respectively. North America operating segment net revenue increased 10.2% to $97.1 million for the three months ended June 30, 2008 compared with $88.1 million for the same period in 2007 and increased 9.1% to $192.1 million for the six months ended June 30, 2008 compared with $176.1 million for the same period in 2007. These increases in segment net revenue were attributable primarily to organic growth in our Conferencing & Collaboration Solutions net revenue and our acquisitions of Budget Conferencing and iLinc, offset in part by declines in our broadcast fax net revenue. Fluctuations in foreign exchange rates from our Canadian operations resulted in segment net revenue growth of approximately $0.4 million and $1.2 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Our Conferencing & Collaboration Solutions net revenue in North America was approximately $77.1 million and $65.6 million for the three months ended June 30, 2008 and 2007, respectively, and $151.6 million and $131.4 million for the six months ended June 30, 2008 and 2007, respectively. Our broadcast fax net revenue in North America was approximately $3.1 million and $4.7 million for the three months ended June 30, 2008 and 2007, respectively, and $6.7 million and $9.4 million for the six months ended June 30, 2008 and 2007, respectively. Our North America net revenue, exclusive of Conferencing & Collaboration Solutions net revenue and broadcast fax net revenue, was approximately $16.9 million and $17.7 million for the three months ended June 30, 2008 and 2007, respectively, and $33.8 million and $35.2 million for the six months ended June 30, 2008 and 2007, respectively.

     For the three months ended June 30, 2008 and 2007, Europe operating segment net revenue was 20.6% and 18.4% of consolidated net revenues, respectively, and for the six months ended June 30, 2008 and 2007, Europe operating segment net revenue was 20.1% and 18.4% of consolidated net revenues, respectively. Europe operating segment net revenue increased 31.5% to $33.4 million for the three months ended June 30, 2008 compared with $25.3 million for the same period in 2007 and increased 25.9% to $63.3 million for the six months ended June 30, 2008 compared with $50.2 million for the same period in 2007. These increases in Europe segment net revenue were attributable primarily to organic growth in our Conferencing & Collaboration Solutions net revenue, our acquisition of Meet24 and the strengthening of the Euro to the U.S. dollar, offset in part by declines in our broadcast fax net revenue. Fluctuations in foreign exchange rates resulted in Europe operating segment net revenue growth of approximately $3.5 million and $6.7 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Our Conferencing & Collaboration Solutions net revenue in Europe was approximately $21.3 million and $10.6 million for the three months ended June 30, 2008 and 2007, respectively, and $39.1 million and $20.5 million for the six months ended June 30, 2008 and 2007, respectively. Our broadcast fax net revenue in Europe was approximately $3.9 million and $6.5 million for the three months ended June 30, 2008 and 2007, respectively, and $7.9 million and $12.9 million for the six months ended June 30, 2008 and 2007, respectively. Our Europe net revenue, exclusive of Conferencing & Collaboration Solutions net revenue and broadcast fax net revenue, was approximately $8.1 million and $8.3 million for the three months ended June 30, 2008 and 2007, respectively, and $16.3 million and $16.8 million for the six months ended June 30, 2008 and 2007, respectively.

     For the three months ended June 30, 2008 and 2007, Asia Pacific operating segment net revenue was 19.3% and 17.8% of consolidated net revenues, respectively, and for the six months ended June 30, 2008 and 2007, Asia Pacific operating segment net revenue was 18.8% and 17.3% of consolidated net revenues, respectively. Asia Pacific operating segment net revenue increased 26.6% to $31.1 million for the three months ended June 30, 2008 compared with $24.6 million for the same period in 2007 and increased 24.7% to $59.0 million for the six months ended June 30, 2008 compared with $47.3 million for the same period in 2007. These increases in segment net revenue were attributable primarily to organic growth in our Conferencing & Collaboration Solutions net revenue and the strengthening of the Australian dollar and Japanese Yen to the U.S. dollar. Fluctuations in foreign exchange rates resulted in segment net revenue growth of approximately $3.1 million and $5.6 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Our Conferencing & Collaboration Solutions net revenue in Asia Pacific was approximately $15.3 million and $10.3 million for the three months ended June 30, 2008 and 2007, respectively, and $28.2 million and $19.4 million for the six months ended June 30, 2008 and 2007, respectively. Our broadcast fax net revenue in Asia Pacific was approximately $8.4 million and $8.2 million for the three months ended June 30, 2008 and 2007, respectively, and $16.6 million and $16.1 million for the six months ended June 30, 2008 and 2007, respectively. Our Asia Pacific net revenue, exclusive of Conferencing & Collaboration Solutions net revenue and broadcast fax net revenue, was approximately $7.4 million and $6.0 million for the three months ended June 30, 2008 and 2007, respectively, and $14.3 million and $11.8 million for the six months ended June 30, 2008 and 2007, respectively.

Cost of Revenues

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%
North America	$41.0	$35.2	5.8	16.5	$80.0	$69.1	10.9	15.7
Europe	11.1	9.2	1.9	20.1	21.0	17.8	3.2	17.9
Asia Pacific	14.1	12.4	1.7	14.2	26.9	23.8	3.1	13.3

Consolidated	$66.2	$56.8	9.4	16.6	$127.9	$110.7	17.2	15.5

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007
Cost of revenues as a percent of net revenues:
North America	42.2%	40.0%	41.6%	39.2%
Europe	33.2%	36.3%	33.2%	35.4%
Asia Pacific	45.4%	50.3%	45.6%	50.3%
Consolidated	41.0%	41.1%	40.7%	40.4%

     Consolidated cost of revenues as a percentage of consolidated net revenues was 41.0% and 41.1% for the three months ended June 30, 2008 and 2007, respectively, and 40.7% and 40.4% for the six months ended June 30, 2008 and 2007, respectively. Consolidated cost of revenues increased 16.6% to $66.2 million for the three months ended June 30, 2008 compared with $56.8 million for the same period in 2007 and increased 15.5% to $127.9 million for the six months ended June 30, 2008 compared with $110.7 million for the same period in 2007. Consolidated cost of revenues as a percentage of consolidated net revenues remained relatively flat in the three and six months ended June 30, 2008 as compared to the same periods in 2007 primarily as a result of growth in higher cost of net revenue large enterprise customers in Conferencing & Collaboration Solutions net revenue in our North America operating segment, offset in part by cost reductions primarily from our North America and Europe operating segment service delivery organization re-engineering efforts which began in the second quarter of 2007 and network upgrades to our fax delivery platform in our Asia Pacific and Europe operating segments during the second half of 2007. Fluctuations in foreign exchange rates resulted in consolidated cost of revenues growth of approximately $2.9 million and $5.5 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, North America operating segment cost of revenue was 42.2% and 40.0% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, North America operating segment cost of revenue was 41.6% and 39.2% of segment net revenue, respectively. North America operating segment cost of revenue increased 16.5% to $41.0 million for the three months ended June 30, 2008 compared with $35.2 million for the same period in 2007 and increased 15.7% to $80.0 million for the six months ended June 30, 2008 compared with $69.1 million for the same period in 2007. North America operating segment cost of revenue increased as a percentage of operating segment net revenue primarily as a result of growth in higher cost of net revenue large enterprise customers in Conferencing & Collaborations Solutions net revenue offset by a decline in our lower cost of revenue broadcast fax net revenue. Fluctuations in foreign exchange rates resulted in segment cost of revenue growth of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, Europe operating segment cost of revenue was 33.2% and 36.3% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Europe operating segment cost of revenue was 33.2% and 35.4% of operating segment net revenue, respectively. Europe operating segment cost of revenue increased 20.1% to $11.1 million for the three months ended June 30, 2008 compared with $9.2 million for the same period in 2007 and increased17.9% to $21.0 million for the six months ended June 30, 2008 compared with $17.8 million for the same period in 2007. Europe operating segment cost of revenue decreased as a percentage of operating segment net revenues primarily as a result of declines in higher cost of revenue broadcast fax net revenue, growth in lower cost of revenue from Conferencing & Collaboration net revenue and cost savings associated with our Europe operating segment service delivery organization re-engineering efforts which began in the second quarter of 2007 and network upgrades to our fax delivery platform in the first half of 2008. Fluctuations in foreign exchange rates resulted in segment cost of revenues growth of approximately $1.3 million and $2.4 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, Asia Pacific operating segment cost of revenue was 45.4% and 50.3% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Asia Pacific operating cost of revenue was 45.6% and 50.3% of operating segment net revenue, respectively. Asia Pacific operating segment cost of revenue increased 14.2% to $14.1 million for the three months ended June

30, 2008 compared with $12.4 million for the same period in 2007 and increased 13.3% to $26.9 million for the six months ended June 30, 2008 compared with $23.8 million for the same period in 2007. Asia Pacific operating segment cost of revenue decreased as a percentage of operating segment net revenue as a result of network cost savings related to upgrades in our fax delivery platform during the second half of 2007 and growth in lower cost revenue Conferencing & Collaboration Solutions net revenue. Fluctuations in foreign exchange rates resulted segment cost of revenue growth of approximately $1.5 million and $2.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$23.7	$21.7	2.0	8.7	$47.1	$45.2	1.9	4.2
Europe	9.9	7.5	2.4	33.2	20.1	15.3	4.8	31.7
Asia Pacific	6.6	5.2	1.4	27.8	12.9	10.4	2.5	23.8

Consolidated	$40.2	$34.4	5.8	16.9	$80.1	$70.9	9.2	13.0

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Selling and marketing expenses as a percent of net revenues:

North America	24.4%	24.7%	24.5%	25.7%
Europe	29.8%	29.4%	31.7%	30.3%
Asia Pacific	21.3%	21.1%	21.8%	22.0%
Consolidated	24.9%	24.9%	25.5%	25.9%

     Consolidated selling and marketing expenses as a percentage of consolidated net revenues were 24.9% and 24.9% for the three months ended June 30, 2008 and 2007, respectively, and 25.5% and 25.9% for the six months ended June 30, 2008 and 2007, respectively. Consolidated selling and marketing expenses increased 16.9% to $40.2 million for the three months ended June 30, 2008 compared with $34.4 million for the same period in 2007 and increased 13.0% to $80.1 million for the six months ended June 30, 2008 compared with $70.9 million for the same period in 2007. The increase in selling and marketing expenses resulted primarily from our acquisitions of Budget Conferencing and Meet24, investment in selling and marketing resources in all operating segments and the strengthening of various currencies to the US dollar. Fluctuations in foreign exchange rates resulted in selling and marketing expenses growth of approximately $1.8 million and $3.5 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, North America operating segment selling and marketing expenses were 24.4% and 24.7% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, North America operating segment selling and marketing expenses were 24.5% and 25.7% of operating segment net revenue, respectively. North America operating segment selling and marketing expenses increased 8.7% to $23.7 million for the three months ended June 30, 2008 compared with $21.7 million for the same period in 2007 and increased 4.2% to $47.1 million for the six months ended June 30, 2008 compared with $45.2 million for the same period in 2007. North America operating segment selling and marketing expenses increased primarily as a result of our acquisition of Budget Conferencing and the strengthening of the Canadian Dollar against the U.S. dollar offset in part by increased optimization of selling and marketing expense toward growth in our Conferencing & Collaboration Solutions net revenue. Fluctuations in foreign exchange rates related primarily to the Canadian Dollar resulted in operating segment selling and marketing expenses growth of approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, Europe operating segment selling and marketing expenses were 29.8% and 29.4% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Europe operating segment selling and marketing expenses were 31.7% and 30.3% of operating segment net revenue, respectively. Europe selling and marketing expense increased 33.2% to $9.9 million for the three months ended June 30, 2008 compared with $7.5 million for the same period in 2007 and increased 31.7% to $20.1 million for the six months ended June 30, 2008 compared with $15.3 million for the same period in 2007. Europe operating segment selling and marketing expenses increased primarily as a result of our acquisition of Meet24, strengthening of the Euro against the U.S. dollar and investment in selling and marketing resources in our Conferencing & Collaboration Solutions. Fluctuations in foreign exchange rates related primarily to the Euro resulted in operating segment selling and marketing expenses growth of approximately $1.0 million and $2.0 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, Asia Pacific operating segment selling and marketing expenses were 21.3% and 21.1% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Asia Pacific operating segment selling and marketing expenses were 21.8% and 22.0% of operating segment net revenue, respectively. Asia Pacific operating segment selling and marketing expenses increased 27.8% to $6.6 million for the three months ended June 30, 2008 compared with $5.2 million for the same period in 2007 and increased 23.8% to $12.9 million for the six months ended June 30, 2008 compared with $10.4 million for the same period in 2007. Asia Pacific operating segment selling and marketing expenses increased primarily as a result of the strengthening of the Australian Dollar and Japanese Yen against the U.S. dollar and investment in selling and marketing resources in our Conferencing & Collaboration Solutions. Fluctuations in foreign exchange rates associated with the Australian Dollar and Japanese Yen resulted in operating segment selling and marketing expenses growth of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

Research and Development Expenses

     Consolidated research and development expenses as a percentage of consolidated net revenues were 2.6% and 2.4% for the three months ended June 30, 2008 and 2007, respectively, and 2.6% and 2.5% for the six months ended June 30, 2008 and 2007, respectively. Consolidated research and development expenses increased 24.3% to $4.2 million for the three months ended June 30, 2008 compared with $3.3 million for the same period in 2007 and increased 21.3% to $8.2 million for the six months ended June 30, 2008 compared with $6.8 million for the same period in 2007. The increase in research and development expenses is primarily associated with additional resources invested in the maintenance and support of our Conferencing & Collaboration Solutions, our Notifications & Reminders Solutions and the establishment of a new web development organization in North America. Costs associated with product development are capitalized as internally developed software, as part of “Property and Equipment, Net” in our condensed consolidated balance sheets, whereas management overhead, facilities costs and maintenance activities are expensed as research and development. For the three months ended June 30, 2008 and 2007, we capitalized software development costs of approximately $4.4 million and $2.8 million, respectively, and for the six months ended June 30, 2008 and 2007, we capitalized software development costs of approximately $8.1 million and $5.0 million, respectively. The majority of research and development expenses were incurred in North America.

General and Administrative Expenses

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$10.7	$12.7	(2.0)	(15.9)	$21.8	$24.3	(2.5)	(10.2)
Europe	3.4	2.9	0.5	18.9	6.4	5.8	0.6	10.2
Asia Pacific	2.6	1.7	0.9	53.0	4.8	3.8	1.0	26.1

Consolidated	$16.7	$17.3	(0.6)	(3.2)	$33.0	$33.9	(0.9)	(2.7)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
General and administrative expenses as a percent of net revenues:

North America	11.0%	14.4%	11.4%	13.8%
Europe	10.4%	11.5%	10.1%	11.6%
Asia Pacific	8.4%	7.0%	8.0%	8.0%
Consolidated	10.4%	12.5%	10.5%	12.4%

     Consolidated general and administrative expenses as a percentage of consolidated net revenues were 10.4% and 12.5% for the three months ended June 30, 2008 and 2007, respectively, and 10.5% and 12.4% for the six months ended June 30, 2008 and 2007, respectively. Consolidated general and administrative expenses decreased 3.2% to $16.7 million for the three months ended June 30, 2008 compared with $17.3 million for the same period in 2007 and decreased 2.7% to $33.0 million for the six months ended June 30, 2008 compared with $33.9 million for the same period in 2007. The decrease in general and administrative expenses is primarily the result of not incurring proxy-related costs during the six months ended June 30, 2008 which were incurred during the same period in 2007 related to our proxy contest settled in April 2007, offset in part by our acquisitions of Budget Conferencing and Meet24 and the strengthening of the Euro, Australian dollar and Japanese Yen against the US dollar. Fluctuations in foreign exchange rates resulted in general and administrative expenses growth of approximately $0.6 million and $1.3 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, North America operating segment general and administrative expenses were 11.0% and 14.4% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, North America general and administrative expenses were 11.4% and 13.8% of operating segment net revenue, respectively. North America operating segment general and administrative expenses decreased 15.9% to $10.7 million for the three months ended June 30, 2008 compared with $12.7 million for the same period in 2007 and decreased 10.2% to $21.8 million for the six months ended June 30, 2008 compared with $24.3 million for the same period in 2007. North America operating segment general and administrative expenses decreased primarily as a result of the cessation of proxy-related costs during the six months ended June 30, 2007, offset in part by our acquisition of Budget Conferencing. Fluctuations in foreign exchange rates resulted in segment general and administrative expenses growth of approximately $0.0 million and $0.1 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, Europe operating segment general and administrative expenses were 10.4% and 11.5% of segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Europe operating segment general and administrative expenses were 10.1% and 11.6% of segment net revenue, respectively. Europe operating segment general and administrative expenses increased 18.9% to $3.4 million for the three months ended June 30, 2008 compared with $2.9 million for the same period in 2007 and increased 10.2% to $6.4 million for the six months ended June 30, 2008 compared with $5.8 million for the same period in 2007. Europe operating segment general and administrative expenses increased primarily as a result of the strengthening of the Euro against the U.S. dollar and our acquisition of Meet24, offset in part by a reduction in finance and accounting costs from our centralization plan which began in the first quarter of 2007. Fluctuations in foreign exchange rates, primarily related to the Euro, resulted in segment general and administrative expenses growth of approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, Asia Pacific operating segment general and administrative expenses were 8.4% and 7.0% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Asia Pacific operating segment general and administrative expenses were 8.0% and 8.0% of operating segment net revenue, respectively. Asia Pacific operating segment general and administrative expenses increased 53% to $2.6 million for the three months ended June 30, 2008 compared with $1.7 million for the same period in 2007 and increased 26.1% to $4.8 million for the six months ended June 30, 2008 compared with $3.8 million for the same period in 2007. Asia Pacific operating segment general and administrative expenses increased primarily as a result of the strengthening of the Australian Dollar and Japanese Yen against the U.S. dollar. Fluctuations in foreign exchange rates related to the Australian Dollar and Japanese Yen resulted in operating segment general and administrative expenses growth of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

State Excise Tax Expense

     During the second quarter of 2008, we were made aware that certain of our Conferencing & Collaboration Solutions may be subject to a certain state’s telecommunications excise tax statutes. We are currently working with this state’s department of revenue to bring to resolution this matter which spans tax years 2001–2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of June 30, 2008. We recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our condensed consolidated statements of operations.

Depreciation Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$6.8	$5.7	1.1	17.7	$12.5	$11.3	1.2	10.3
Europe	0.9	0.8	0.1	21.0	1.9	1.6	0.3	17.0
Asia Pacific	0.9	0.7	0.2	28.4	1.4	1.4	0.0	6.2

Consolidated	$8.6	$7.2	1.4	19.0	$15.8	$14.3	1.5	10.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Depreciation expense as a percent of net revenues:

North America	7.0%	6.6%	6.5%	6.4%
Europe	2.8%	3.1%	3.0%	3.2%
Asia Pacific	2.7%	2.7%	2.5%	2.9%
Consolidated	5.3%	5.2%	5.0%	5.2%

     Consolidated depreciation expense as a percentage of consolidated net revenues was 5.3% and 5.2% for the three months ended June 30, 2008 and 2007, respectively, and 5.0% and 5.2% for the six months ended June 30, 2008 and 2007, respectively. Consolidated depreciation expense increased 19.0% to $8.6 million for the three months ended June 30, 2008 compared with $7.2 million for the same period in 2007 and increased 10.7% to $15.8 million for the six months ended June 30, 2008 compared with $14.3 million for the same period in 2007. Consolidated depreciation expense for the three and six months ended June 30, 2008 increased compared to the same periods in the prior year primarily due to increases in our productive asset base, offset in part by a one-time adjustment during the three months ended March 31, 2008 of $0.7 million as a result of management’s review of a specific group of assets that were not assigned an appropriate economic life. The resulting change in economic life for this group of assets will result in less than $0.7 million in annual depreciation expense reduction in future annual periods.

     North America operating segment depreciation expense totaled $6.8 million and $5.7 million, or 7.0% and 6.6% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $12.5 million and $11.3 million, or 6.5% and 6.4% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. Europe operating segment depreciation expense totaled $0.9 million and $0.8 million, or 2.8% and 3.1% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $1.6 million, or 3.0% and 3.2% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. Asia Pacific operating segment depreciation expense totaled $0.9 million and $0.7 million, or 2.7% and 2.7% of operating segment net revenue, for the three months ended June

30, 2008 and 2007, respectively, and $1.4 million and $1.4 million, or 2.5% and 2.9% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively.

Amortization Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$2.9	$3.1	(0.2)	(6.5)	$6.1	$6.2	(0.1)	(2.4)
Europe	0.9	0.4	0.5	144.3	1.9	0.7	1.2	163.6
Asia Pacific	0.1	0.1	0.0	13.6	0.2	0.2	0.0	13.3

Consolidated	$3.9	$3.6	0.3	8.9	$8.2	$7.1	1.1	14.2

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Amortization expense as a percent of net revenues:

North America	3.0%	3.6%	3.2%	3.5%
Europe	2.6%	1.4%	2.9%	1.4%
Asia Pacific	0.4%	0.4%	0.4%	0.5%
Consolidated	2.4%	2.6%	2.6%	2.6%

     Consolidated amortization expense as a percentage of consolidated net revenues was 2.4% and 2.6% for the three months ended June 30, 2008 and 2007, respectively, and 2.6% and 2.6% for the six months ended June 30, 2008 and 2007, respectively. Consolidated amortization expense increased 8.9% to $3.9 million for the three months ended June 30, 2008 compared with $3.6 million for the same period in 2007 and increased 14.2% to $8.2 million for the six months ended June 30, 2008 compared with $7.1 million for the same period in 2007.

     North America operating segment amortization expense totaled $2.9 million and $3.1 million, or 3.0% and 3.6% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $6.1 million and $6.2 million, or 3.2% and 3.5% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. Europe operating segment amortization expense totaled $0.9 million and $0.4 million, or 2.6% and 1.4% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $0.7 million, or 2.9% and 1.4% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. Asia Pacific operating segment amortization expense totaled $0.1 million and $0.1 million, or 0.4% and 0.4% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $0.2 million and $0.2 million, or 0.4% and 0.5% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. The decrease in amortization expense in our North America operating segment is primarily associated with customer list intangible assets related to acquisitions made in 2003 that have become fully amortized, offset in part by our acquisitions of Budget Conferencing and iLinc. The increase in amortization expense in our Europe operating segment is primarily associated with our acquisition of Meet24.

Restructuring Costs

Realignment of workforce – 2008

     During the quarter ended June 30, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. We incurred approximately $3.4 million in severance costs associated with the elimination of these positions. On a segment basis, these restructuring costs were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific. During the three months ended June 30, 2008, we paid approximately $0.5 million related to these severance and exit costs in cash and released $0.5 million in restricted stock awards. Our reserve for the 2008 restructuring costs was approximately $2.4 million at June 30, 2008. We anticipate these remaining costs will be paid over the next twelve months.

Realignment of workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. During the three and six months ended June 30, 2008, we paid approximately $0.1 million and $0.7 million, respectively, related to these severance and exit costs. During the six months ended June 30, 2008, we adjusted our restructuring reserve by approximately $0.1 million as a result of actual severance payments to certain individuals being less than originally estimated. Our reserve for the 2007 restructuring costs was approximately $0.1 million at June 30, 2008. We anticipate the remaining costs will be paid during 2008.

Realignment of workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated approximately 100 positions within customer service, finance, operations and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement with our former chief investment officer. We incurred approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair value of $0.6 million. Additionally, we incurred $0.6 million of lease termination costs associated with five locations within North America. On a segment basis, these restructuring costs were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific. During the three and six months ended June 30, 2008, we paid approximately $10,000 and $0.1 million related to these severance and exit costs, respectively. All restructuring obligations related to the 2006 reserve were paid as of June 30, 2008.

     Amounts paid in the three and six months ended June 30, 2008 for restructuring costs incurred prior to 2006 totaled $0.2 million and $0.4 million, respectively. At June 30, 2008, our reserve for restructuring costs incurred prior to 2006 totaled $2.0 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next eight years.

Net Legal Settlements and Related Expenses

     During the quarter ended June 30, 2008 we settled several litigation matters, including certain matters described in Note 8. “Commitments and Contingencies” and Part II, “Item 1. Legal Proceedings,” resulting in net legal settlements and related expenses of approximately $1.6 million.

Interest Expense, Net

     Interest expense, net increased to $5.4 million from $2.5 million for the three months ended June 30, 2008 and 2007, respectively, and increased to $9.8 million from $4.7 million for the six months ended June 20, 2008 and 2007, respectively. Interest expense, net increased primarily as a result of increased interest expense related to the increased average outstanding balance on our credit facility along with a $1.1 million non-recurring charge for interest related to the excise tax matter discussed above. The average outstanding balance on our credit facility was $284.6 million and $184.9 million for the three months ended June 30, 2008 and 2007, respectively. The average outstanding balance on our credit facility was $283.7 million and $162.9 million for the six months ended June 30, 2008 and 2007, respectively. This increase in borrowings is attributable to funding our $122.6 million self-tender offer and our acquisitions of Budget Conferencing and Meet24.

Other, Net

     Other, net decreased to $0.0 million from $0.2 million for the three months ended June 30, 2008 and 2007, respectively, and increased to $0.8 million from $0.7 million for the six months ended June 30, 2008 and 2007, respectively. Other, net was comprised primarily of foreign exchange gains related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated intercompany payables and receivables with the U.S. during the three and six months ended June 30, 2008.

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In May 2008, we acquired certain assets of the audio conferencing business of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141, and approximately $0.6 million was allocated to acquired working capital, $0.8 million was allocated to other acquisition liabilities and $1.2 million was allocated to identifiable intangible assets which will be amortized over five years. We have not yet finalized the working capital component of the purchase price. The residual $3.0 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2007, we acquired the assets and stock of Budget Conferencing. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. In June 2008, we paid an additional $0.7 million in cash to finalize the working capital component of the purchase price. We funded the purchase through our credit facility. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $0.1 million was allocated to other acquisition liabilities, $6.6 million was allocated to identifiable customer lists, $1.3 million was allocated to trademarks and $1.4 million was allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, $2.6 million was allocated to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. The residual $14.3 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

     In November 2007, we acquired the stock of Meet24. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141, and approximately $0.2 million was allocated to acquired fixed assets, $1.4 million was allocated to acquired working capital, $0.9 million was allocated to acquired deferred tax assets, $3.8 million was allocated to other acquisition liabilities, $8.8 million was allocated to identifiable customer lists and $0.7 million was allocated to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, $2.7 million was allocated to long-term deferred tax liabilities. We have not yet finalized the working capital component of the purchase price. The residual $21.0 million of the aggregate purchase price was allocated to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $21.8 million at June 30, 2008, which was impacted by foreign currency fluctuations of $1.3 million and working capital adjustments of $0.5 million for the six months ended June 30, 2008. In 2008, we paid $2.8 million in cash to a third-party escrow account to satisfy a certain acquisition liability.

Liquidity and Capital Resources

     At June 30, 2008, we had $24.8 million in cash and equivalents compared to $18.3 million at December 31, 2007. Cash balances residing outside of the U.S. at June 30, 2008 were $23.8 million compared to $19.4 million at December 31, 2007. We repatriate cash for repayment of royalties and management fees charged to international locations from the U.S. Therefore, foreign exchange gains and losses resulting from these transactions are recorded in “Other, net” in our condensed consolidated statements of operations. Intercompany loans with foreign subsidiaries are generally considered to be permanently invested for the foreseeable future. Therefore, foreign exchange fluctuations resulting from these transactions are recorded in the cumulative translation adjustment account on the face of our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At June 30, 2008, we had approximately $98.1 million of availability under our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature. For a discussion of our credit facility, see “—Capital resources.”

Cash provided by operating activities

     Net cash provided by operating activities totaled $39.6 million for the six months ended June 30, 2008 compared to $37.0 million for the same period in 2007. The increase in net cash provided by operating activities is primarily due to the timing of income tax and state sales tax payments and the timing of payments for restructuring costs.

Cash used in investing activities

     Cash used in investing activities totaled $35.2 million for the six months ended June 30, 2008 compared to $21.6 million for the same period in 2007. The principal uses of cash used in investing activities for the six months ended June 30, 2008 included $26.8 million of capital expenditures and an aggregate of $8.4 million related to current year business acquisitions and working capital settlements for prior year acquisitions. The principal uses of cash used in investing activities for the six months ended June 30, 2007 included $20.2 million of capital expenditures and an aggregate of $1.3 million related to the payment of non-compete obligations from prior year acquisitions.

Cash provided by or used in financing activities

     Cash provided by financing activities for the six months ended June 30, 2008 totaled $2.2 million compared with cash used in financing activities of $8.1 million for the same period in 2007. Cash provided by financing activities for the six months ended June 30, 2008 included approximately $8.4 million of net proceeds on our credit facility and approximately $2.2 million of proceeds from stock option exercises, offset by approximately $9.2 million of treasury stock purchases of which $2.3 million was associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards and $6.9 million was associated with the purchase of treasury stock. Cash used in financing activities for the six months ended June 30, 2007 included $124.5 million of treasury stock purchases, of which $122.6 million was associated with the shares repurchased in our self-tender offer, $0.9 million was associated with capitalized costs related to our self-tender offer and $1.0 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards, offset by $107.2 million of net borrowings on our line of credit and $6.9 million of proceeds from stock option exercises.

Off-balance sheet arrangements

     At June 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales tax and excise tax

     We have reserves for certain state sales tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states, but have not collected and remitted state sales tax from our Conferencing & Collaboration Solutions customers in all applicable jurisdictions.

     We were audited by the Commonwealth of Massachusetts Department of Revenue claiming that our Conferencing & Collaboration Solutions are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this audit. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. We made an additional payment of $0.5 million in January 2008 associated with taxable years prior to 2005. In April 2008, we filed returns for January 2005 to February 2006 and made another payment of $0.3 million.

     In March 2007, we were notified by the State of Illinois regarding the taxability of our Conferencing & Collaboration Solutions, and we began assessing sales tax to our Conferencing & Collaboration customers in Illinois in April 2007. In April 2007, we filed returns and paid approximately $0.6 million to the Illinois Department of Revenue for taxable periods prior to March 2007. Additional amounts may be due as these returns are audited.

     During the first quarter of 2008, an outstanding audit with the State of New York related to our former operating segment, Voicecom, which was discontinued in 2001, was completed and payment in the amount of $1.7 million was made for outstanding telecommunications excise taxes.

     During the second quarter of 2008, we were made aware that certain of our Conferencing & Collaboration Solutions may be subject to a certain state’s telecommunications excise tax statutes. We are currently working with this state’s department of revenue to bring to resolution this matter which spans tax years 2001–2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of June 30, 2008. We recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our condensed consolidated statements of operations.

     At June 30, 2008 and December 31, 2007, we had reserved approximately $5.7 million and $5.2 million, respectively, for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we are appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments which could materially impact our financial condition and results of operations. In addition, it is possible states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

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

     The effective income tax rate was 32% and 27% for the three and six months ended June 30, 2008, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2008 primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with our United Kingdom subsidiary. The change in the effective income tax rate for the three and six months ended June 30, 2008 is primarily related to a change in income mix between international tax jurisdictions. The effective income tax rate was 35% and 33% for the three and six months ended June 30, 2007, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2007 primarily as a result of non-deductible executive compensation expenses and the impact of the release of a net operating loss usage limitation related to a prior year’s acquisition. The change in the effective income tax rate for the three and six months ended June 30, 2007 is primarily related to a change in income mix between international tax jurisdictions, favorable changes to tax rates in certain foreign jurisdictions and changes in valuation allowance accounts, which are estimates where adjustments are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. The decline in tax rates in 2008 from 2007 is primarily attributable to continued favorable changes to tax rates in certain foreign jurisdictions.

     In the normal course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Furthermore, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we have appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” which could materially impact our financial condition and results of operations.

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

     At June 30, 2008, we had $4.1 million of unrecognized tax benefits, including $1.0 million of unrecognized tax benefits that if recognized would affect our annual effective tax rate. The unrecognized tax benefits at June 30, 2008 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our accompanying condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months. As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize them in “Interest expense” and “Operating expenses,” respectively, in our condensed consolidated statements of operations. As of June 30, 2008 and December 31, 2007 we had accrued interest and penalties of approximately $1.5 million and $1.3 million, respectively, related to uncertain tax positions.

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

     During the six months ended June 30, 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million at December 31, 2007 to $375.0 million at June 30, 2008. We paid less than $0.1 million in financing costs for this expansion of our credit facility. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

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

     At June 30, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit agreement may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin which will vary based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2008, the applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.50%. At June 30, 2008, our interest rate on 30-day LIBOR loans was 3.96% for our borrowings on which we did not have an interest rate swap agreement in place. At June 30, 2008, we had approximately $275.3 million of borrowings outstanding and approximately $1.6 million in letters of credit outstanding under our credit facility.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%. In August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges and accounted for them in accordance with

SFAS No. 133. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our consolidated statements of operations. Changes in fair value prior to the termination of these swaps were recognized in earnings and resulted in a gain of $0.1 million recorded in “Interest expense” for the six months ended June 30, 2007.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and account for them in accordance with SFAS No. 133. Changes in fair value are recognized in earnings and resulted in approximately $1.1 million of “Interest expense” for the six months ended June 30, 2008.

     In September 2006, we entered into our Yen-denominated line of credit for ¥300.0 million with Sumitomo Mitsui Banking which has an interest rate of 1.82% through June 2008. At June 30, 2008, there were no outstanding borrowings under this facility.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 36 months to 60 months. The capital lease obligations recorded on our consolidated balance sheets for these leases was $6.3 million and $4.5 million at June 30, 2008 and December 31, 2007, respectively.

Liquidity

     At June 30, 2008, we had $24.8 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the six months ended June 30, 2008. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which historically have been 4% to 8% of annual consolidated net revenues, and to fund research and development costs for new services and enhancements to existing services, which historically have been approximately 2% to 3% of annual consolidated net revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions. At June 30, 2008, we had $98.1 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature.

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

  Regulatory or legislative changes, including those applicable to traditional telecommunications service providers, may adversely affect our business;

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

  Factors described under the caption “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and in this Form 10-Q; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective, as of June 30, 2008, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have settled the litigation matters as described below.

     On August 21, 2006, a lawsuit was filed in the U.S. District Court for the Eastern District of Texas by Ronald A. Katz Technology Licensing against three conferencing service providers, including us and our subsidiary, ATS, alleging that the defendants’ “automated telephone conferencing systems that enable [their] customers to perform multiple-party meetings and various other functions over the telephone” infringe six of plaintiff’s patents. The complaint sought undisclosed monetary damages, together with pre- and post-judgment interest, treble damages for what was alleged to be willful infringement, attorneys’ fees and costs and injunctive relief. On March 20, 2007, a multidistrict litigation panel granted a motion to consolidate 25 pending infringement suits, including our suit, brought by Katz against various defendants to the District Court in California. On June 16, 2008, the parties entered into confidential settlement and license agreements that provided for, among other things, dismissal of all claims and counterclaims with prejudice. On July 1, 2008, we made a payment to Katz for a nonexclusive, fully-paid license and release pursuant to such agreements.

     On May 18, 2007, Gibson & Co. Ins. Brokers served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal TCPA and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno’s defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno’s defendants filed cross-claims against us. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and the court has scheduled a hearing for August 18, 2008 during which it will consider the motion to preliminarily approve the class settlement. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007 and Part II, “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 31, 2008 include a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factor previously disclosed in our SEC filings and updated below, there have been no material changes from the risk factors disclosed in those reports.

Government regulations applicable to traditional telecommunications service providers could adversely impact our results of operations and place financial burdens on our business related to compliance.

     Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service or utility commissions. On

June 30, 2008, the FCC issued an order ruling that audio conferencing providers are providers of “telecommunications” who must contribute to the federal USF on a prospective basis. In accordance with the FCC’s public notice dated July 17, 2008, we filed Forms 499-Q on August 1, 2008 reporting estimated revenues for the fourth quarter of 2008 and will begin assessing our applicable Conferencing & Collaboration Solutions customers and contributing to the USF in October 2008. The extent to which our services are viewed as the provision of telecommunications rather than as an offering of enhanced, information services will affect our USF contribution payments, as well as the federal regulations with which we must comply. It is possible that state regulatory authorities may also seek to require us to submit to traditional telecommunications carrier regulation under various state laws as a provider of “telecommunications.” It is too early to predict how regulatory requirements may affect customer demand for our Conferencing & Collaboration Solutions or our existing or future competitors, as well as whether regulatory authorities, including the FCC and/or state public service or utility commissions, will impose additional requirements, regulations or charges on the provision of certain of our services. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of state government authorities as providers of traditional telecommunications services, we could become subject to additional reporting and compliance obligations and/or could be subject to litigation, fines, forfeitures, regulatory surcharge remittance requirements or other penalties arising from any noncompliance. Subjecting our services to these regulations could have an adverse impact on our business, financial condition and results of operations and place additional financial burdens on our business related to compliance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30, 2008	—	—	—	4,775,500
May 1-31, 2008	496,781	$13.85	496,781	4,278,719
June 1-30, 2008	3,219	$14.92	3,219	4,275,500

Total	500,000		500,000	4,275,500

     In June 2006, our board of directors authorized, and we announced, a new stock repurchase program under which we could purchase up to 7.0 million shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on June 11, 2008. At the annual meeting, the following matters were voted on with the following results:

     Election of Directors. Boland T. Jones, Jeffrey T. Arnold, Wilkie S. Colyer, John R. Harris, W. Steven Jones, Raymond H. Pirtle, Jr. and J. Walker Smith, Jr. were elected to serve as directors for a term of one year.

Name of Director	Votes For	Votes Withheld
Boland T. Jones	49,560,230	1,966,617
Jeffrey T. Arnold	30,634,541	20,892,306
Wilkie S. Colyer	46,207,269	5,319,578
John R. Harris	30,692,541	20,834,306
W. Steven Jones	47,631,165	3,895,682
Raymond H. Pirtle, Jr.	49,112,680	2,414,167
J. Walker Smith, Jr.	50,198,319	1,328,528

     Approve our amended and restated 2004 long-term incentive plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
39,761,763	6,911,021	1,334,170	3,519,893

     Approve our amended and restated 2000 directors stock plan.

Votes For	Votes Against	Abstentions	Broker Non-Votes
42,511,469	4,773,508	700,355	3,541,515

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

(a)	Exhibits

	10.1	Premiere Global Services, Inc. Amended and Restated 2004 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008).

	10.2	Premiere Global Services, Inc. Amended and Restated 2000 Directors Stock Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008).

	10.3	Separation Agreement between T. Lee Provow and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed May 19, 2008).

	10.4	Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed May 29, 2008).

10.5	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated June 30, 2005, under the Registrant’s 2004 Long-Term Incentive Plan.

10.6	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan.

10.7	First Amendment to Restricted Stock Agreement dated May 5, 2006 between David M. Guthrie and the Registrant, effective July 13, 2006.

10.8	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated September 30, 2007, under the Registrant’s 1995 Stock Plan.

10.9	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan.

10.10	Form of Restriction Agreement for non-employee directors under the Amended and Restated 2000 Directors Stock Plan.

10.11	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement with the Registrant.

10.12	First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.13	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant.

10.14	Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.15	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant.

10.16	Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.17	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant.

10.18	First Amendment to Lease Agreement, dated July 14, 2006, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.

10.19	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant.

10.20	Second Amendment to Lease Agreement, dated March 15, 2007, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.

10.21	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant.

10.22	Third Amendment to Lease Agreement, dated June 3, 2008, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC to the Lease Agreement, dated October 28, 2005.

10.23	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2008	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Premiere Global Services, Inc. Amended and Restated 2004 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008).

10.2	Premiere Global Services, Inc. Amended and Restated 2000 Directors Stock Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008).

10.3	Separation Agreement between T. Lee Provow and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed May 19, 2008).

10.4	Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed May 29, 2008).

10.5	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated June 30, 2005, under the Registrant’s 2004 Long-Term Incentive Plan.

10.6	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan.

10.7	First Amendment to Restricted Stock Agreement dated May 5, 2006 between David M. Guthrie and the Registrant, effective July 13, 2006.

10.8	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated September 30, 2007, under the Registrant’s 1995 Stock Plan.

10.9	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long- Term Incentive Plan.

10.10	Form of Restriction Agreement for non-employee directors under the Amended and Restated 2000 Directors Stock Plan.

10.11	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement with the Registrant.

10.12	First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.13	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant.

10.14	Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.15	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant.

10.16	Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.17	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant.

10.18	First Amendment to Lease Agreement, dated July 14, 2006, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.

10.19	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant.

10.20	Second Amendment to Lease Agreement, dated March 15, 2007, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.

10.21	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant.

10.22	Third Amendment to Lease Agreement, dated June 3, 2008, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.

10.23	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.