Form 10-K/A
period 2007-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2008-10-14
CIK 880804

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

PREMIERE GLOBAL SERVICES, INC
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
None
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [_] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [_] Yes [X] No

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

     Large accelerated filer [X]       Accelerated filer [_]       Non-accelerated filer [_]       Smaller reporting company [_]
                                                                                                               (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [_] No [X]

     The aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, on June 30, 2007 as reported by the New York Stock Exchange was approximately $742,993,344. As of February 22, 2008, there were 61,782,588 shares of the registrant's common stock outstanding.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K/A (e.g., Part I, Part II, etc.) into which the document is incorporated. Portions of the registrant’s proxy statement for its 2007 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K/A.

Explanatory Note

Overview

     Premiere Global Services, Inc. is filing this Amendment No. 1 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008, to amend and restate our consolidated financial statements and certain other financial information for the year ended December 31, 2007 to correct the accounting for interest rate swaps entered into in August 2007 associated with our credit facility.

Restatement

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of these swaps to three years and reduced its fixed rate to approximately 4.745%. The termination dates of these swaps are currently August 2009 and August 2010. Although we entered into these swaps with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility, we did not at their inception elect to designate them as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). It is not permissible to retroactively designate these swaps as hedges. Therefore, we were required to record the fair value of the swaps in our consolidated balance sheets and any changes in the fair value of these swaps in our consolidated statements of operations under the line item “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income.”

     Subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008 and in connection with our efforts to update documentation surrounding our critical accounting policies, we identified that the accounting for these interest rate swaps was incorrect. While these swaps have been disclosed in our annual and quarterly reports since their inception as derivatives not designated as hedges, their fair value and changes in fair value were not properly recorded in our consolidated balance sheets and statements of operations, respectively. The cumulative effect on net income of the restatement for these interest rate swaps is a $2.9 million loss for the year ended December 31, 2007. The error did not affect the underlying risk management characteristics of the swaps and had no effect on our net revenues, net cash flows or operating income. The restatement is more fully described in Note 3 to our consolidated financial statements.

     In addition, we have made the following other corrections related to “Comprehensive income”: In our consolidated statement of shareholders’ equity, the line item headings previously titled “Other comprehensive income” have been changed to “Comprehensive income,” and in Note 2 to our consolidated financial statements under “Comprehensive Income ( Loss)” (formerly “Other Comprehensive Income (Loss)”), we have removed the line item “Net income” from the table that rolls forward “Accumulated other comprehensive income” and have removed the effects of having included “Net income” in the table for all periods presented.

     Our management concluded that our disclosure controls and procedures in place related to interest rate swaps were not properly designed to provide reasonable assurance that these derivatives would be properly recorded and disclosed in accordance with generally accepted accounting principles in the U.S. (GAAP) in our consolidated financial statements, which results in a material weakness in our internal control over financial reporting. Therefore, we are restating management’s report to conclude that our internal control over financial reporting was ineffective as of December 31, 2007.

     The following sections of this Form 10-K/A have been amended to reflect the restatement:

  Part I — Item 1A. “Risk Factors;”

  Part II — Item 6. “Selected Financial Data;”

i

  Part II — Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

  Part II — Item 7A. “Quantitative and Qualitative Disclosures About Market Risk;”

  Part II — Item 8. “Financial Statements and Supplementary Data;”

  Part II — Item 9A. “Controls and Procedures;” and

  Part IV — Item 15. “Exhibits and Financial Statement Schedules.”

     For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing of our Form 10-K for the fiscal year ended December 31, 2007.

     New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

     In addition, we are filing amendments to our quarterly reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008 to amend and restate our consolidated financial statements and certain other financial information for the first and second quarters of 2008 to correct the accounting for our interest rate swaps described above. Because we will be filing our quarterly report on Form 10-Q for the quarter ended September 30, 2008 in the near future, we do not intend to amend our previously filed quarterly report on Form 10-Q for the third quarter ended September 30, 2007. Rather, we will correct the prior year’s amounts in the current year’s filing.

FORWARD-LOOKING STATEMENTS

     When used in this annual report on Form 10-K/A and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

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
  Factors described under the caption Item 1A. “Risk Factors” in this annual report on Form 10-K/A; and

  Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this annual report on Form 10-K/A and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the original filing of our Form 10-K. We take on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of the original filing of our Form 10-K, or the date of the statement, if a different date.

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

     North America net revenue was $356.7 million in 2007, $319.3 million in 2006 and $321.4 million in 2005. Europe net revenue was $103.3 million in 2007, $93.0 million in 2006 and $99.1 million in 2005. Asia Pacific net revenue was $99.7 million in 2007, $84.2 million in 2006 and $77.0 million in 2005. In 2007, sales in North America, Europe and Asia Pacific accounted for 63.7%, 18.5% and 17.8% of our consolidated net revenues, respectively. Financial information about our geographic areas can be found in Note 18 to our consolidated financial statements for the year ended December 31, 2007 included in this annual report.

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

     Because the magnitude of business processes that can be improved through the application of communication technologies is immense, we believe that we have significant future growth opportunities. In fact, we engaged The JAAG Group, an advisory and consulting services firm, to conduct a survey to assess the current market opportunity for our solutions in January 2008. This market survey estimates our solutions’ market opportunity to be nearly $10 billion in 2008, growing to nearly $17 billion in 2012, representing a projected compound annual growth rate in excess of 14%.

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

     A few examples of our many Conferencing & Collaboration applications include:

  Sales meetings

  Self-paced learning

  Continuing education

  Human resources training

  Investor relations

  Town hall meetings

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

     A few examples of our many Desktop Document Solutions applications include:

  Mortgage application processing

  Pricing updates

  Enterprise e-mail integration

  Contract automation

  Insurance claims processing

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

     A few examples of our many Enterprise Document Solutions applications include:

  Research report distribution

  Stock trade confirmations

  Cash management settlements

  Bills of lading

  Mortgage processing

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

     A few examples of our many Notifications & Reminders applications include:

  Flight delay notifications

  Travel alerts

  Delivery reminders

  Fraud alerts

  Prescription reminders

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

     A few examples of our many eMarketing applications include:

  Newsletters

  Customer loyalty programs

  Customer re-activation

  Promotional offers

  Electronic coupons

  Lead generation

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

     In October 2006, the FTC proposed to bar pre-recorded telemarketing calls except in instances of prior express consent. The FCC generally permits pre-recorded telemarketing calls where there is either an EBR or prior express consent. The FTC initiated a rulemaking proceeding and took public comments on its proposed restrictions on pre-recorded telemarketing calls. In December 2006, the FCC issued a notice stating that it would not enforce the proposed ban until the completion of the rulemaking proceeding provided pre-recorded telemarketing calls comply with certain "safe harbor" requirements. If ultimately adopted, the FTC's proposed restriction on pre-recorded telemarketing calls could impact customer use of our broadcast voice services to the extent a customer sought to use this service for marketing messages, distinct from informational or transactional messages.

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

     The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “—Business – Competition.” Many of our current and potential competitors, such as major telecommunications, equipment, software and application service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings and new competitors are likely to enter our markets. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings. For example, West has acquired Televox Software and CenterPost Communications in the automated notifications space, as well as several conferencing services providers, including Raindance Communications, Inc., InterCall, ConferenceCall.com, ECI Conference Call Services, LLC and Sprint Nextel Corporation’s conferencing division and recently announced that it will seek to acquire Genesys. Cisco Systems acquired WebEx Communications to augment its premises-based conferencing offerings, and Microsoft acquired PlaceWare, Inc. and integrated PlaceWare’s services into its suite of Office series of applications. Also, we compete with companies with whom we have distribution relationships or with whom we resell certain of their services. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

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

     We have incurred a substantial amount of indebtedness under our credit facility. As of December 31, 2007, we had approximately $266.7 million of outstanding debt under our credit facility, with approximately $264.9 million in borrowings and $1.8 million in letters of credit outstanding. In December 2007, we increased our line of credit to $325.0 million, and, in January 2008, we further increased our line of credit to $375.0 million, all under an accordion feature. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of December 31, 2007, we have two $100.0 million interest rate swaps, one of which is two years at a fixed rate of approximately 4.99% and one of which is three years with a fixed rate of approximately 4.745%.

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

  incurrence of indebtedness;

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

  tariffs and other trade barriers;

  difficulties in staffing and managing international operations;

  localization of our services, including translation into foreign languages and associated expenses;

  accounting (including managing internal control over financial reporting in our non-U.S. subsidiaries), tax and legal complexities arising from international operations;

  longer accounts receivable payment cycles and collection difficulties;

  political and economic instability;

  fluctuations in currency exchange rates;

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

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant), and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno's defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007 Subsequently, we filed cross-claims against the other defendants and the Quizno's defendants filed cross-claims against us. The case is currently in discovery, and no class has yet been certified. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer. Our insurer has agreed to participate in our defense in connection with the plaintiff’s claims against us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. On February 12 - 13, 2008, the parties engaged in mediation. The parties have reached a global settlement in principle that should resolve all claims and cross-claims and have filed a stipulation with the court informing the court and extending the various deadlines. The settlement is subject to final documentation by the parties and approval by the court. Our financial contribution to the settlement will be well below the limits of our insurance policy.

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

     The closing price of our common stock as reported on the NYSE on February 22, 2008 was $12.97. As February 22, 2008 there were 483 record holders of our common stock.

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

Period

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

     The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor's 500 Composite Stock Price Index, the S&P 500 Software & Services Index and our 2007 peer group for the period beginning December 31, 2002 and ending December 31, 2007 or until our 2007 peer group company’s common stock was no longer publicly traded. The graph assumes an investment in our common stock, the S&P 500, the S&P 500 Software & Services Index and our 2007 peer group of $100 on December 31, 2002, and that all dividends were reinvested. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Premiere Global Services, Inc	100.00	200.23	243.41	184.77	214.55	337.50
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P 500 Software & Services Index	100.00	122.90	136.38	134.53	145.87	172.38
Peer Group	100.00	161.77	192.72	197.41	280.49	260.43

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data

     The following selected consolidated statement of operations data, balance sheets data and cash flow data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this amendment. Certain 2007 selected consolidated financial data has been restated to reflect adjustments described in Note 3 to our consolidated financial statements.

	2007	2006	2005	2004	2003
	(As restated)

Statement of Operations Data:
Net revenues	$559,706	$496,472	$497,473	$449,371	$381,280
Operating income	61,546	46,370	75,279	71,394	37,199
Income from continuing operations attributable to
common and common equivalent shares for:
—basic income per share	30,442	25,509	48,686	40,685	26,913
—diluted income per share	30,442	25,509	48,686	42,071	27,886
Income from continuing operations per common
and common equivalent shares for:
—basic (1)	$0.49	$0.37	$0.69	$0.63	$0.50
—diluted (1)	$0.48	$0.37	$0.67	$0.58	$0.45

(Loss) gain from discontinued operations	—	—	(1,269)	1,195	(976)
Net income attributable to common and common
equivalent shares for:
—basic net income per share	30,442	25,509	47,417	41,880	25,937
—diluted net income per share	30,442	25,509	47,417	43,266	26,910
Net income per common and common
equivalent shares for:
—basic (1)	$0.49	$0.37	$0.67	$0.65	$0.48
—diluted (1)	$0.48	$0.37	$0.66	$0.60	$0.44
Shares used in computing income from continuing
operations and net income per common and
common equivalent shares for:
—basic	62,654	68,933	70,392	64,086	53,767
—diluted	63,940	69,787	72,366	72,280	61,301

Balance Sheets Data (at period end):
Cash, equivalents and marketable securities	$18,259	$18,977	$20,508	$26,458	$24,521
Working capital	21,669	30,169	32,201	27,062	8,626
Total assets	625,656	549,315	495,290	435,476	339,297
Total debt	269,481	138,782	100,474	68,184	105,000
Total shareholders' equity	239,294	316,291	303,750	266,930	133,718

Statement of Cash Flows Data:
Cash provided by (used in) operating activities
from:
Continuing operations	$91,587	$74,147	$92,582	$84,576	$59,834
Discontinued operations - Voicecom	(650)	(987)	(2,025)	(2,081)	—

Total	$90,937	$73,160	$90,557	$82,495	$59,834
Cash (used in) investing activities	$(94,090)	$(80,966)	$(107,640)	$(111,118)	$(41,860)
Cash provided by (used in) financing activities	$1,901	$5,712	$15,447	$30,481	$(62,573)

(1)	Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible subordinated notes (using the if-converted method), warrants, unvested restricted stock and from stock options (using the treasury stock method). Net income available to common shareholders was adjusted for the interest expense related to our convertible notes prior to conversion.

     Our results of operations include net revenues and associated costs for all acquisitions as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the effective date of each acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement

     As previously described in the “Explanatory Note” to this amendment, we have restated our consolidated financial statements for the year ended December 31, 2007 to correct the accounting for interest rate swaps entered into in August 2007 associated with our credit facility. The restatement is more fully described in Note 3 to our consolidated financial statements. As more fully described in Item 9A. “Controls and Procedures,” we have also determined that a control deficiency related to our accounting for these derivatives giving rise to the restatement constituted a material weakness in our internal control over financial reporting.

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

  Grew consolidated net revenues by nearly 13% in 2007 compared to 2006;

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

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this annual report entitled “Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements contained herein and notes thereto.

Results of Operations

     The following table presents the percentage relationship of certain consolidated statements of operations line items to total net revenues for our consolidated operating results for the periods indicated, with certain 2007 results of operations restated to reflect adjustments as described in Note 3 to our consolidated financial statements:

	Year Ended December 31,
	2007 (As restated)	2006	2005

Net revenues	100.0%	100.0%	100.0%

Operating expenses
Cost of revenues (exclusive of depreciation and amortization	40.6	40.5	36.3
shown separately below)
Selling and marketing	25.2	26.7	25.8
General and administrative (exclusive of net legal settlements shown
separately below)	11.8	11.8	11.8
Research and development	2.5	2.4	2.2
Depreciation	5.4	4.9	5.0
Amortization	2.8	2.6	2.7
Restructuring costs	0.6	1.7	0.7
Asset impairments	—	—	—
Net legal settlements and related expenses	0.1	0.1	0.4

Total operating expenses	89.0	90.7	84.9

Operating income	11.0	9.3	15.1

Other (expense) income
Interest expense	(2.4)	(1.8)	(1.1)
Unrealized loss on change in fair value of interest rate swaps	(0.8)	—	—
Interest income	0.1	0.1	0.1
Other, net	0.3	0.3	—

Total other (expense) income	(2.8)	(1.4)	(1.0)

Income from continuing operations
before income taxes	8.2	7.9	14.1
Income tax expense	2.7	2.8	4.3

Income from continuing operations	5.5%	5.1%	9.8%

Discontinued operations:
Loss from operations of Voicecom	—	—	(0.4)
Income tax benefit	—	—	(0.1)

Loss on discontinued operations	—	—	(0.3)

Net income	5.5%	5.1%	9.5%

     The following table presents certain financial information about our segments for the periods presented (in millions), with amortization expense and asset impairments allocated to the appropriate geographic segment:

	Year Ended December 31,
	2007 (As restated)	2006	2005

NET REVENUES:
Net revenues from continuing operations:
North America	$356.7	$319.3	$321.4
Europe	103.3	93.0	99.1
Asia Pacific	99.7	84.2	77.0

	$559.7	$496.5	$497.5

INCOME (LOSS):
Income (loss) from continuing operations:
North America	$20.3	$21.5	$41.8
Europe	5.3	(0.7)	2.3
Asia Pacific	4.8	4.7	4.6

	$30.4	$25.5	$48.7

Loss from discontinued operations:
North America – Voicecom	—	—	(1.3)

Net income:	$30.4	$25.5	$47.4

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

Cost of revenues

     Consolidated cost of revenues were 40.6%, 40.5%, and 36.3% of consolidated revenues in 2007, 2006 and 2005, respectively. Consolidated cost of revenues from continuing operations increased 13.4% to $227.3 million in 2007 from $200.5 million in 2006 and increased 10.8% in 2006 from $181.0 million in 2005. Consolidated cost of revenues as a percentage of consolidated net revenues remained flat in 2007 compared to 2006 as a as a result of renegotiated lower telecommunications costs, our continued migration to VoIP and the initial benefits of our service delivery organization re-engineering efforts. These cost reductions, however were offset by declines in high margin broadcast fax services and price compression in our Conferencing & Collaboration Solutions. Consolidated cost of revenues as a percentage of consolidated net revenues increased in 2006 compared to 2005 as a result of decreased revenues due to declines in a significant higher margin Conferencing & Collaboration Solutions revenue from historically our largest customer and higher margin broadcast fax services.

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

     Europe general and administrative expenses as a percentage of segment net revenue were 12.2%, 11.1% and 11.6% in 2007, 2006 and 2005, respectively. Europe general and administrative expense increased 21.1% to

$12.6 million in 2007, from $10.3 million in 2006 and decreased 11.2% in 2006 from $11.5 million in 2005. Europe general and administrative expense includes $0.3 million, $0.2 million and $0.2 million for 2007, 2006 and 2005, respectively, of equity-based compensation expense which increased in 2006 as a result of our adoption of SFAS 123(R). The increase in Europe general and administrative expenses in 2007 is associated with $0.8 million from strengthening of the Euro and British pound to the U.S. dollar, $0.3 million from our acquisition of Meet24, with the remaining related to increased bonus compensation associated with achievement of plan objectives in 2007 as compared to 2006. The decrease in Europe general and administrative expenses in 2006 compared to 2005 is primarily the result of decreased bonus compensation as a result of the failure to achieve plan objectives in 2006.

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

Interest expense

     Interest expense from continuing operations was $13.6 million, $9.1 million and $5.6 million in 2007, 2006 and 2005, respectively. Interest expense increased in 2007 and 2006 primarily as a result of increased average borrowings on our credit facility resulting from acquisitions and increases in LIBOR. Average outstanding borrowings on our credit facility during 2007, 2006 and 2005 were $204.1 million, $119.6 million and $99.8 million, respectively. The increase in borrowing on our credit facility in 2007 compared to 2006 is primarily the result of borrowings associated with our self-tender offer in which we acquired approximately $122.5 million of our common shares outstanding during May 2007, as well as with our Budget and Meet24 acquisitions.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the twelve months ended December 31, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.745%. We did not designate these interest rates swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Monthly settlements with the bank resulted in a gain of $0.2 million for the year ended December 31, 2007 and are recognized in earnings as “Interest expense.”

Unrealized loss on change in fair value of interest rate swaps

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.745%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.5 million for the year ended December 31, 2007, are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $4.5 million recognized in “Accrued expenses” under “Long-Term Liabilities” at December 31, 2007.

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

     The following table displays contractual obligations as of December 31, 2007 (in thousands):

	Amounts Committed	2008	2009	2010	2011	2012	There- After
Contractual obligation

Operating leases	46,055	10,931	8,278	5,904	4,242	3,613	13,087
Current borrowings on line of credit	264,935	—	—	—	264,935	—	—
Credit facility commitment fees and interest	37,944	13,250	11,657	10,116	2,921	—	—

Restructuring costs	3,292	1,717	384	384	384	384	39
Telecommunications service agreements	8,367	7,557	810	—	—	—	—

Acquisitions	4,383	3,297	585	248	169	84	—
Capital leases	4,546	1,703	1,533	539	424	347	—
Fin 48	1,459	1,459	—	—	—	—	—
Asset retirement obligation	438	386	52	—	—	—	—

	$371,418	$40,300	$23,299	$17,191	$273,076	$4,429	$13,124

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

Capital resources

     In December 2007, we expanded the committed amounts of our credit facility by $25.0 million from $300.0 million to $325.0 million, which was further expanded to $375.0 million in January 2008. We paid less than $0.1 million of financing costs for each expansion of our line of credit. Our credit facility also provides for an uncommitted accordion feature allowing for an additional increase up to $400.0 million of the revolving credit line, subject to its terms and conditions. Our credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

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

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our consolidated statement of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the twelve months ended December 31, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.745%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.5 million for the year ended December 31, 2007, are recognized as “Unrealized loss on change in fair value of interest rate swaps” in our consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $4.5 million recognized in “Accrued expenses” under “Long-Term Liabilities” at December 31, 2007. Monthly settlements with the bank resulted in a gain of $0.2 million for the year ended December 31, 2007 and are recognized in earnings as “Interest expense.”

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

     Significant management judgment is required in determining our income taxes payable, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. Our net deferred tax asset as of December 31, 2007 and 2006 was $8.1 million and $11.3 million, net of a valuation allowance of $10.0 million and $9.5 million, respectively. We have recorded this valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable.

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

Legal contingencies

     We are currently involved in certain legal proceedings as disclosed in Item 3. “Legal Proceedings” of this annual report on Form 10-K/A. In accordance with FAS No. 5, we accrue an estimate of the probable costs for the resolution of legal claims. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

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

Derivative Instruments

     We have entered into interest rate swaps that are classified as derivatives consistent with SFAS No. 133 with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility. We did not designate these swaps as hedges at inception. The principal objective of these swaps is to minimize the risks and/or costs associated with our variable rate debt. Gains and losses are recognized in our consolidated statements of operations as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” throughout the contract periods. The fair value of derivative instruments is recognized in our consolidated balance sheets as “Accrued expenses” under “Long-Term Liabilities.”

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. On December 17, 2007, we amended one of the $100.0 million swaps to reduce the rate to a fixed rate of 4.745% and extend the maturity to August 16, 2010. These interest rate swaps effectively convert the interest payments of $200.0 million of our LIBOR-based borrowings to a fixed rate. Changes in fair value, which were approximately $4.5 million for the year ended December 31, 2007, are recognized as “Unrealized loss on change in fair value of interest rate swaps” in our consolidated statement of operations, in accordance with SFAS No. 133, as these interest rate swaps were not designated as hedges.

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

As described in Note 9 to the consolidated financial statements, the Company changed its method of accounting for share-based payments effective January 1, 2006, in accordance with the adoption of Financial Accounting Standards No. 123R, Share-Based Payment. Also, as described in Note 16 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, in accordance with the adoption of Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

As described in Note 3 to the financial statements, the accompanying consolidated financial statements as of and for the period ended December 31, 2007 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 (October 10, 2008 as to the material weakness with respect to controls in place related to the accounting for the Company’s interest rate swaps) expressed an adverse opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, GA
February 29, 2008
(October 10, 2008 as to Note 3)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(in thousands, except share data)

ASSETS	2007 (As restated)	2006

CURRENT ASSETS
Cash and equivalents	$ 18,259	$ 18,977
Accounts receivable (less allowances of $4,526 and $7,551, respectively)	89,683	82,875
Prepaid expenses and other current assets	13,066	7,742
Deferred income taxes, net	5,522	11,972

Total current assets	126,530	121,566

PROPERTY AND EQUIPMENT, NET	110,767	88,062

OTHER ASSETS
Goodwill	337,246	295,185
Intangibles, net of amortization	43,115	38,357
Deferred income taxes, net	2,587	—
Other assets	5,411	6,145

	$625,656	$549,315

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 51,631	$ 48,967
Income taxes payable	4,497	878
Accrued taxes	8,076	6,011
Accrued expenses	37,276	28,697
Current maturities of long-term debt and capital lease obligations	1,664	2,044
Accrued restructuring costs	1,717	4,800

Total current liabilities	104,861	91,397

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	267,817	136,738
Accrued restructuring costs	1,575	2,339
Accrued expenses	12,109	1,831
Deferred income taxes, net	—	719

Total long-term liabilities	281,501	141,627

COMMITMENTS AND CONTINGENCIES (Note 11 and 15)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,755,728
and 70,151,998 shares issued and outstanding in 2007 and 2006, respectively	618	702
Additional paid-in capital	548,418	663,232
Notes receivable, shareholder	(1,702)	(2,004)
Cumulative translation adjustment	10,523	2,088
Accumulated deficit	(318,563)	(347,727)

Total shareholders' equity	239,294	316,291

	$625,656	$549,315

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2007, 2006 and 2005
(in thousands, except share and per share data)

	2007 (As restated)	2006	2005

Net revenues	$559,706	$496,472	$497,473

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown	227,259	200,472	180,966
separately below)
Selling and marketing	141,322	132,279	128,586
General and administrative (exclusive of net legal settlements shown separately below)	66,007	58,615	58,514

Research and development	14,109	12,052	10,824
Depreciation	30,008	24,567	24,757
Amortization	15,659	13,018	13,243
Restructuring costs	3,447	8,385	3,256
Asset impairments	—	111	—
Net legal settlements and related expenses	349	603	2,048

Total operating expenses	498,160	450,102	422,194

Operating income	61,546	46,370	75,279

Other (expense) income
Interest expense	(13,598)	(9,146)	(5,552)
Unrealized loss on change in fair value of interest rate swaps	(4,482)	—	—
Interest income	780	536	582
Loss on sale of marketable securities	—	—	(116)
Other, net	1,418	1,401	103

Total other (expense) income	(15,882)	(7,209)	(4,983)

Income from continuing operations before income taxes	45,664	39,161	70,296
Income tax expense	15,222	13,652	21,610

Income from continuing operations	$30,442	$25,509	$48,686

Discontinued operations
Loss from operations of Voicecom	—	—	(1,952)
Income tax benefit	—	—	(683)

Loss on discontinued operations	—	—	(1,269)

Net income	$30,442	$25,509	$47,417

BASIC EARNINGS
Income from continuing operations	$30,442	$25,509	$48,686

Net income	$30,442	$25,509	$47,417

BASIC WEIGHTED AVERAGE SHARES OUTSTANDING	62,654	68,933	70,392

Basic earnings (loss) per share
Continuing operations	$0.49	$0.37	$0.69
Discontinued operations	—	—	(0.02)

Net income	$0.49	$0.37	$0.67

DILUTED EARNINGS
Income from continuing operations	$30,442	$25,509	$48,686

Net income	$30,442	$25,509	$47,417

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	63,940	69,787	72,366

Diluted earnings (loss) per share:
Continuing operations	$0.48	$0.37	$0.67
Discontinued operations	—	—	(0.01)

Net income	$0.48	$0.37	$0.66

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	Common Stock Issued	Additional Paid -In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Unrealized Gain (Loss) on Marketable Securities	Cumulative Translation Adjustment	Total Shareholders’ Equity

BALANCE, December 31, 2004	$713	$690,097	$(5,662)	$(420,653)	$ 6	$2,429	$266,930

Comprehensive income:
Net income	—	—	—	47,417	—	—	47,417
Translation adjustments	—	—	—	—	—	(5,983)	(5,983)
Change in unrealized net gain (loss) on marketable
securities, net of tax	—	—	—	—	(6)	—	(6)

Comprehensive income							41,428

Issuance of common stock:
Exercise of stock options	15	8,508	—	—	—	—	8,523
Stock compensation expense – restricted shares	—	4,295	—	—	—	—	4,295
Treasury stock purchase and retirement	(21)	(21,300)	—	—	—	—	(21,321)
Stock compensation expense – variable accounting	—	(336)	—	—	—	—	(336)
Stock compensation in exchange for services	—	712	—	—	—	—	712
Issuance of restricted shares and related stock-
based compensation	10	(2,975)	—	—	—	—	(2,965)
Income tax benefit from exercise of stock options	—	2,718	—	—	—	—	2,718
Payments and interest related to shareholder
notes receivable	—	—	3,766	—	—	—	3,766

BALANCE, December 31, 2005	$717	$681,719	$(1,896)	$(373,236)	$ —	$(3,554)	$303,750

Comprehensive income:
Net income	—	—	—	25,509	—	—	25,509
Translation adjustments	—	—	—	—	—	5,642	5,642

Comprehensive income							31,151

Issuance of common stock:
Exercise of stock options	6	2,509	—	—	—	—	2,515
Stock compensation expense – restricted shares	—	5,810	—	—	—	—	5,810
Treasury stock purchase and retirement	(38)	(29,543)	—	—	—	—	(29,581)
Stock compensation expense – variable accounting	—	83	—	—	—	—	83
FAS 123(R) expense	—	2,586	—	—	—	—	2,586
Stock compensation in exchange for services	—	481	—	—	—	—	481
Issuance of restricted shares and related stock-
based compensation	17	(204)	—	—	—	—	(187)
Income tax expense from exercise of stock options	—	(209)	—	—	—	—	(209)
Payments and interest related to shareholder
notes receivable	—	—	(108)	—	—	—	(108)

BALANCE, December 31, 2006	$702	$663,232	$(2,004)	$(347,727)	$ —	$2,088	$316,291

Comprehensive income:
Net income, as restated	—	—	—	30,442	—	—	30,442
Translation adjustments	—	—	—	—	—	8,435	8,435

Comprehensive income, as restated	—	—	—	—	—	—	38,877

Adoption of FIN No. 48	—	—	—	(1,278)	—	—	(1.278)

Issuance of common stock:
Exercise of stock options	13	8,540	—	—	—	—	8,553
Stock compensation expense – restricted shares	—	7,598	—	—	—	—	7,598
Treasury stock purchase and retirement	(104)	(132,882)	—	—	—	—	(132,986)
Stock compensation expense – variable accounting	—	—	—	—	—	—	—
FAS 123(R) expense	—	812	—	—	—	—	812
Stock compensation in exchange for services	—	504	—	—	—	—	504
Issuance of restricted shares and related stock-
based compensation	7	(2,710)	—	—	—	—	(2,703)
Income tax expense from exercise of stock options	—	3,324	—	—	—	—	3,324
Payments and interest related to shareholder
notes receivable	—	—	302	—	—	—	302

BALANCE, December 31, 2007, as restated	$618	$548,418	($1,702)	$(318,563)	$ —	$10,523	$239,294

Accompanying notes are integral to these consolidated financial statements

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2007, 2006 and 2005
(in thousands)

	2007 (As restated)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$30,442	$25,509	$47,417
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on discontinued operation	—	—	1,269
Depreciation	30,008	24,567	24,757
Amortization	15,659	13,018	13,243
Amortization of deferred financing costs	513	492	453
Loss on sale of marketable securities, available for sale	—	—	116
Net legal settlements and related expenses	349	(3,099)	2,048
Deferred income taxes, net of effect of acquisitions	919	2,912	8,746
Restructuring costs	3,447	8,385	3,256
Payments for restructuring costs	(7,109)	(5,395)	(3,214)
Equity-based compensation	10,590	10,370	7,484
Excess tax benefits from share-based payment arrangements	(3,323)	(209)	—
Asset impairment	—	111	—
Unrealized loss on change in fair value of interest rate swaps	4,482	—	—
Loss (gain) on disposal of assets	287	278	(45)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(737)	701	(3,834)
Prepaid expenses and other current assets	(893)	(2,448)	317
Accounts payable and accrued expenses	6,953	(1,045)	(9,431)

Total adjustments	61,145	48,638	45,165

Net cash provided by operating activities from continuing operations	91,587	74,147	92,582

Net cash used in operating activities from discontinued operations	(650)	(987)	(2,025)

Net cash provided by operating activities	90,937	73,160	90,557

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(46,341)	(31,926)	(28,174)
Sale of marketable securities	—	—	755
Purchase of marketable securities	—	—	(306)
Business acquisitions, net of cash acquired	(47,749)	(49,040)	(79,915)

Net cash used in investing activities	(94,090)	(80,966)	(107,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(344,388)	(164,391)	(74,160)
Proceeds from long-term borrowing arrangements	470,099	200,270	104,100
Payments of debt issuance costs	(50)	(1,200)	(516)
Repayment of shareholder notes	413	—	3,953
Excess tax benefits from share-based payment arrangements	3,323	209	—
Purchase of treasury stock, at cost	(136,049)	(31,691)	(26,451)
Exercise of stock options	8,553	2,515	8,521

Net cash provided by financing activities	1,901	5,712	15,447

Effect of exchange rate changes on cash and equivalents	534	563	(3,738)

NET DECREASE IN CASH AND EQUIVALENTS	(718)	(1,531)	(5,374)

CASH AND EQUIVALENTS, beginning of period	18,977	20,508	25,882

CASH AND EQUIVALENTS, end of period	$18,259	$18,977	$20,508

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

Foreign Currency Translation

     The assets and liabilities of subsidiaries domiciled outside the U.S. are translated at rates of exchange existing at the consolidated balance sheets date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders' equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign exchange gains and losses related to these balances are recorded in the cumulative translation account on the consolidated balance sheets.

Treasury Stock

     All treasury stock transactions are recorded at cost. As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. In 2007 as a result of this self-tender offer, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

tender offer for approximately $122.5 million and incurred costs associated with the tender offer of approximately $0.9 million that included legal, printing and dealer-manager fees that were included in “Additional paid-in capital.” In 2007 and 2006, respectively, we repurchased approximately 0.7 million shares and 3.9 million shares of our common stock in the open market for approximately $9.6 million and $29.6 million, pursuant to our Board-approved stock repurchase programs. In addition, in 2007 and 2006, respectively, we withheld approximately 299,000 and 300,000 shares of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $3.1 million and $2.5 million to the Internal Revenue Service on our employees’ behalf.

Comprehensive Income (Loss)

     Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income for the years ended December 31, 2007, 2006 and 2005 was approximately $38.9 million, $31.2 million and $41.4 million, respectively. Accumulated other comprehensive income (loss) represents the cumulative change in equity of a business, except for net income and investments by, and distributions to, owners.

     Accumulated other comprehensive income at December 31, 2007, 2006 and 2005 is as follows (in thousands):

	2007	2006	2005

Balance at beginning of year (as restated)	$2,088	$(3,554)	$2,435
Net foreign currency translation adjustment	8,435	5,642	(5,983)
Net change in unrealized gain on marketable securities	—	—	(6)

Accumulated other comprehensive income (as restated)	$10,523	$2,088	$(3,554)

Derivative Instruments

     We have entered into interest rate swaps that are classified as derivatives consistent with SFAS No. 133 with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility. We did not designate these swaps as hedges at inception. The principal objective of these swaps is to minimize the risks and/or costs associated with our variable rate debt. Gains and losses are recognized in our consolidated statements of operations as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” throughout the contract period. The fair value of derivative instruments is recognized in our consolidated balance sheets as “Accrued expenses” under “Long-Term Liabilities.”

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

3. RESTATEMENT

     As previously described in the “Explanatory Note” to this amendment, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of these swaps to three years and reduced its fixed rate to approximately 4.745%. The termination dates of these swaps are currently August 2009 and August 2010. Although we entered into these swaps with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility, we did not at their inception elect to designate them as hedges under SFAS No. 133. It is not permissible to retroactively designate these swaps as hedges. Therefore, we were required to record the fair value of the swaps in our consolidated balance sheets and any changes in the fair value of these swaps in our consolidated statements of operations under the line item “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income.”

     Subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008 and in connection with our efforts to update documentation surrounding our critical accounting policies, we identified that the accounting for these interest rate swaps was incorrect. While these swaps have been disclosed in our annual and quarterly reports since their inception as derivatives not designated as hedges, their fair value and changes in fair value were not properly recorded in our consolidated balance sheets and statements of operations, respectively. The error did not affect the underlying risk management characteristics of the swaps and had no effect on our net revenues, net cash flows or operating income.

     In addition, we have made the following other corrections related to “Comprehensive income”: In our consolidated statement of shareholders’ equity, the line item headings previously titled “Other comprehensive income” have been changed to “Comprehensive income,” and in Note 2 to our consolidated financial statements under “Comprehensive Income (Loss) (formerly “Other Comprehensive Income (Loss)”), we have removed the line item “Net income” from the table that rolls forward “Accumulated other comprehensive income” and have removed the effects of having included “Net income” in the table for all periods presented.

     The following tables reflect the effects of the restatement by individual financial statement line item:

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The table below illustrates the effects of the corrections on the consolidated balance sheet for the period ended December 31, 2007.

	December 31, 2007
	(As reported)	(As restated)
	(in thousands)

Deferred income taxes, net	$1,018	$2,587
Total assets	$624,087	$625,656
Accrued expenses	$7,627	$12,109
Total long-term liabilities	$277,019	$281,501
Accumulated deficit	$(315,650)	$(318,563)
Total shareholders’ equity	$242,207	$239,294
Total liabilities and shareholders’ equity	$624,087	$625,656

     The table below illustrates the effects of the corrections on the consolidated statement of operations for the year ended December 31, 2007.

	Year Ended December 31, 2007

	(As reported)	(As restated)
	(in thousands, except per share data)

Unrealized loss on change in fair value of interest rate swaps	$—	$(4,482)
Total other (expense) income	$(11,400)	$(15,882)
Income before income taxes	$50,146	$45,664
Income tax expense	$16,791	$15,222
Net income	$33,355	$30,442
Basic earnings per share from net income	$0.53	$0.49
Diluted earnings per share	$0.52	$0.48

     The table below illustrates the effects of the corrections on the consolidated statement of shareholders’ equity for the year ended December 31, 2007.

	Year Ended December 31, 2007

	(As reported)	(As restated)
	(in thousands)

Net income	$33,355	$30,442
Comprehensive income	$40,512	$38,877
Accumulated deficit balance December 31, 2007	$(315,650)	$(318,563)
Total shareholders’ equity balance December 31, 2007	$242,207	$239,294

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The table below illustrates the effects of the corrections on the consolidated statement of cash flows for the year ended December 31, 2007.

	Year Ended December 31, 2007

	(As reported)	(As restated)
	(in thousands)

Net income	$33,355	$30,442
Deferred income taxes, net of effect of acquisitions	$2,488	$919
Unrealized loss on change in fair value of interest rate swaps	$—	$4,482
Total adjustments (to reconcile net income to net cash provided by operating activities)	$58,232	$61,145

4. RESTRUCTURING COSTS

     Consolidated restructuring costs for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2004	2005 Charge To Continuing Operations		Accrued Costs at December 31, 2005	2006 Charge To Continuing Operations

			Cost Incurred			Cost Incurred
Accrued restructuring costs:
Severance and exit costs	$ 114	$3,273	$(2,478)	$ 909	$7,782	$(4,664)
Contractual obligations	4,676	(17)	(736)	3,923	603	(1,414)

Total restructuring costs	$4,790	$3,256	$(3,214)	$4,832	$8,385	$(6,078)

Consolidated	Accrued Costs at December 31, 2006	2007 Charge To Continuing Operations	Cost Incurred	Accrued Costs at December 31, 2007
Accrued restructuring costs:
Severance and exit costs	$4,027	$3,347	$(6,449)	$ 926
Contractual obligations	3,112	100	(846)	2,366

Total restructuring costs	$7,139	$3,447	$(7,295)	$3,292

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

6. PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2007 and 2006 is as follows (in thousands):

	2007	2006
Operations equipment	$ 119,632	$ 149,211
Furniture and fixtures	9,474	12,870
Office equipment	10,235	22,075
Leasehold improvements	19,438	19,308
Capitalized software	55,412	47,053
Construction in progress	22,931	14,305
Building	1,964	1,933

	239,086	266,755
Less accumulated depreciation	(128,319)	(178,693)

Property and equipment, net	$ 110,767	$ 88,062

     During 2007, we performed a physical inventory of our property and equipment. As a result of this inventory, we determined that approximately $82.8 million of fully depreciated fixed assets were no longer in service. As a result, these assets and the related equal amounts of accumulated depreciation are reflected as retirements in our 2007 consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Assets under capital leases included in property and equipment at December 31, 2007 and 2006 are as follows (in thousands):

	2007	2006

Operations equipment	$ 9,066	$ 6,165
Less accumulated depreciation	(4,185)	(2,078)

Property and equipment, net	$ 4,881	$ 4,087

7. GOODWILL AND INTANGIBLE ASSETS

     Goodwill and intangible assets consist of the following amounts for December 31, 2007 and 2006 (in thousands):

	2007	2006

Goodwill	$ 337,246	$ 295,185

Customer lists	$ 129,204	$ 116,012
Non-compete agreements	5,570	4,264
Developed technology	41,626	36,630
Trademarks	1,300	—
Other	505	882

	$ 178,205	$ 157,788

Less accumulated amortization	(135,090)	(119,431)

	$ 43,115	$ 38,357

     Goodwill and intangible assets by reportable business segment at December 31, 2007 and 2006 (in thousands):

	North America	Europe	Asia Pacific	Total

Goodwill carrying value at December 31, 2005	$235,453	$21,186	$926	$257,565
Additions and adjustments	33,005	1,370	3,245	37,620

Goodwill carrying value at December 31, 2006	268,458	22,556	4,171	295,185

Additions and adjustments	17,689	23,973	399	42,061

Goodwill carrying value at December 31, 2007	$286,147	$46,529	$4,570	$337,246

Intangibles carrying value at December 31, 2005	34,753	4,459	450	39,662
Additions and adjustments	10,089	413	1,211	11,713
Amortization	(11,515)	(1,290)	(213)	(13,018)

Intangibles carrying value at December 31, 2006	33,327	3,582	1,448	38,357

Additions and adjustments	10,529	9,756	132	20,417
Amortization	(13,484)	(1,739)	(436)	(15,659)

Intangibles carrying value at December 31, 2007	$30,372	$11,599	$1,144	$43,115

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

     In December 2007, we expanded the committed amounts of our credit facility by $25.0 million from $300.0 million to $325.0 million, which was further expanded to $375.0 million in January 2008. We paid less than $0.1 million of financing costs for each expansion of our line of credit. Our credit facility also provides for an uncommitted accordion feature allowing for an additional increase up to $400.0 million of the revolving credit line, subject to its terms and conditions. Our credit facility is subject to customary covenants for secured credit facilities of this nature. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

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

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99% plus applicable spread, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.135% and 5.159%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the twelve months ended December 31, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.745%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.5 million for the year ended December 31, 2007, are recognized as “Unrealized loss on change in fair value of interest rate swaps” in our consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $4.5 million recognized in “Accrued expenses” under “Long-Term Liabilities” at December 31, 2007. Monthly settlements with the bank resulted in a gain of $0.2 million for the year ended December 31, 2007 and are recognized in earnings as “Interest expense.”

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Restricted Stock

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2004 to December 31, 2007:

		Weighted Average Price	Aggregate Intrinsic Value

	Shares

Outstanding at December 31, 2004	1,328,000	$5.91
Granted	1,513,293	$10.29
Vested/released	(1,432,631)	$6.34	$14,662,575
Forfeited	(18,832)	$11.27

Outstanding at December 31, 2005	1,389,830	$10.17
Granted	2,100,579	8.20
Vested/released	(901,908)	9.01	$ 7,562,295
Forfeited	(90,333)	8.23

Outstanding at December 31, 2006	2,498,168	$9.00
Granted	1,003,606	12.71
Vested/released	(930,978)	9.60	$11,867,473
Forfeited	(118,665)	9.22

Outstanding at December 31, 2007	2,452,131	$10.28

     For the years ended December 31, 2007 and 2006, we recognized equity-based compensation expense of $9.8 million and $7.2 million, respectively, related to the vesting of restricted stock. As of December 31, 2007, we had $22.5 million of unvested restricted stock, which we will record in our statement of operations over a weighted average recognition period of less than five years.

     We are required to estimate the expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. In prior periods, we assumed a forfeiture rate of 0% for restricted stock awards. During the year ended December 31, 2007, we elected to adjust our forfeiture rate to 1.5%. The financial impact of this adjustment was $0.3 million and was recognized as a reduction of equity-based compensation in the quarter ended December 31, 2007, pursuant to SFAS No. 123(R).

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

     Diluted net income per share gives effect to all potentially dilutive securities. Our outstanding stock options, warrants and unvested restricted shares are potentially dilutive securities during the years ended December 31, 2007 and 2006. The difference between basic and diluted weighted-average shares outstanding was the dilutive effect of stock options, warrants and the unvested restricted shares computed as follows:

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Net Income	Weighted Average Share	Earnings Per Share	Net Income	Weighted Average Share	Earnings Per Share	Net Income	Weighted Average Share	Earnings Per Share
	(As restated)		(As restated)

Basic EPS	$30,442	62,654,287	$0.49	$25,509	68,932,676	$0.37	$47,417	70,391,912	$0.67
Effect of dilutive
securities:
Stock options	—	588,264	—	—	599,152	—	—	872,440	—
Warrants	—	—	—	—	—	—	—	6,240	—
Unvested restricted shares	—	697,575	—	—	254,853	—	—	1,094,952	—

Diluted EPS	$30,442	63,940,126	$0.48	$25,509	69,786,681	$0.37	$47,417	72,365,544	$0.66

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

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, accounts receivable and payable and accrued expenses approximates fair value due to their short maturities. The carrying value of our lines of credit and capital lease obligations do not vary materially from fair value at December 31, 2007 and 2006. The fair value of our derivative instruments is calculated at the end of each period and carried on our consolidated balance sheets in the appropriate category. The fair value of derivative instruments, which consisted solely of interest rate swaps, resulted in a liability of $4.5 million at December 31, 2007.

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

14. RELATED-PARTY TRANSACTIONS

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant), us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno's defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we filed cross-claims against the other defendants and the Quizno's defendants filed cross-claims against us. The case is currently in discovery, and no class has yet been certified. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer. Our insurer has agreed to participate in our defense in connection with the plaintiff’s claims against us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. On February 12 - 13, 2008, the parties engaged in mediation. The parties have reached a global settlement in principle that should resolve all claims and cross-claims and have filed a stipulation with the court informing the court and extending the various deadlines. The settlement is subject to final documentation by the parties and approval by the court. Our financial contribution to the settlement will be well below the limits of our insurance policy.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

16. INCOME TAXES

     Income tax expense (benefit) from continuing operations for 2007, 2006 and 2005 is as follows (in thousands):

	2007 (As restated)	2006	2005

Current:
Federal	$ 6,685	$ 5,555	$ 6,845
State	1,536	2,546	1,576
International	6,860	3,289	5,305

	$15,081	$11,390	$13,726

Deferred:
Federal	$ (285)	$ 2,729	$ 4,544
State	932	(367)	1,167
International	(506)	(100)	2,173

	141	2,262	7,884

	$15,222	$13,652	$21,610

     The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2007, 2006 and 2005 is as follows (in thousands):

	2007 (As restated)	2006	2005

Income taxes at federal statutory rate	$15,982	$13,706	$24,603
State taxes, net of federal benefit	(434)	(209)	1,575
Foreign taxes	(1,651)	(59)	(348)
APB 23 difference	(449)	(548)	—
Change in valuation allowance	2,303	186	(1,936)
Change in previous estimates	140	229	(916)
Foreign tax credits, net	(468)	(974)	(1,885)
Research and development credits	(341)	(500)	(1,016)
Non-deductible employee compensation	989	791	1,408
Other permanent differences	214	1,030	125
Derecognition of uncertain tax matter	(1,063)	—	—

Income taxes at our effective rate	$15,222	$13,652	$21,610

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Balance at January 1, 2007	$6,273
Increase related to current year	—
Expiration of the statute of limitation for the assessment of taxes	(553)
Re-measurement of prior liability	(317)
Decrease due to assessed liability	(889)
Other	45

Balance at December 31, 2007	$4,559

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2007 (As restated)	2006

Deferred tax assets:
Net operating loss carryforwards	$13,416	$12,375
Intangible assets	7,071	6,233
Restructuring costs	1,242	2,515
Accrued expenses	2,794	2,381
Other tax credits	1,053	5,075

Gross deferred tax assets	$25,576	$28,579
Valuation allowance	(9,988)	(9,496)

Total deferred tax assets	$15,588	$19,083

Deferred tax liabilities:
Property and equipment	$ (312)	$ (2,073)
Intangible assets	(7,041)	(5,200)
Other liabilities	(126)	(557)

Total deferred tax liabilities	(7,479)	(7,830)

Deferred income taxes, net	$8,109	$11,253

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. STATEMENT OF CASH FLOW INFORMATION

Supplemental disclosure of cash flow information (in thousands):

	2007	2006	2005

Cash paid during the year for:
Interest	$ 13,687	$ 7,872	$ 6,111
Income taxes	$ 7,617	$ 16,454	$ 3,344

Net cash paid for acquisitions, including costs and
liabilities assumed	$ 47,749	$ 49,040	$ 79,915

     During 2007, 2006 and 2005, we paid approximately $47.7 million, $49.0 million and $79.9 million, respectively, for acquisitions accounted for as purchases. On an aggregate basis, these costs were allocated as follows and, as applicable, at the exchange rate on the date of the transaction (in thousands):

	2007	2006	2005

Accounts receivable	$ 2,593	$ 2,127	$ 5,030
Prepaids and other current assets	2,723	94	716
Property and equipment	354	625	(3,079)
Deferred tax assets - current	1,043	1,663	—
Goodwill	19,224	35,601	66,079
Intangible assets	9,765	11,581	12,967
Long-term assets	25,731	9	21

Total assets acquired	61,433	51,700	81,734

Current liabilities	(5,537)	(2,020)	460
Long-term liabilities	(8,147)	(500)	(2,326)

Total liabilities assumed	(13,684)	(2,520)	(1,866)
Impact of foreign exchange	—	(140)	47

Net assets acquired	$47,749	$49,040	$79,915

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information concerning our operations in our reportable segments is as follows (in millions):

	Year Ended December 31,

	2007 (As restated)	2006	2005

NET REVENUES:
Net revenues from continuing operations:
North America	$356.7	$319.3	$321.4
Europe	103.3	93.0	99.1
Asia Pacific	99.7	84.2	77.0

	$559.7	$496.5	$497.5

INCOME (LOSS):
Income (loss) from continuing operations:
North America	$ 20.3	$ 21.5	$ 41.8
Europe	5.3	(0.7)	2.3
Asia Pacific	4.8	4.7	4.6

	30.4	$ 25.5	$ 48.7

(Loss) from discontinued operations:
North America – Voicecom	—	—	(1.3)

Net income:	$ 30.4	$ 25.5	$ 47.4

	Year Ended December 31,

	2007 (As restated)	2006

IDENTIFIABLE ASSETS
North America	$ 472.1	$439.7
Europe	109.9	71.4
Asia Pacific	43.7	38.2

	$ 625.7	$549.3

Information concerning depreciation expense for each reportable segment is as follows (in millions):

	2007	2006	2005

North America	$23.9	$18.2	$18.0
Europe	3.3	3.8	3.9
Asia Pacific	2.8	2.6	2.9

Total depreciation expense from continuing operations.	$30.0	$24.6	$24.8

     Information concerning accrued capital expenditures for each reportable segment is as follows (in millions):

	2007	2006	2005

North America	$ 45.0	$ 28.4	$ 26.4
Europe	4.1	3.4	1.9
Asia Pacific	3.9	1.4	1.0

Total capital expenditures from continuing operations	$ 53.0	$ 33.2	$ 29.3

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. SUBSEQUENT EVENTS

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
					Total

			(As restated)	(As restated)

			(in thousands)
Year Ended December 31, 2007
Net revenues	$135,626	$138,019	$139,845	$146,216	$559,706
Operating income	14,747	11,219	17,408	18,171	61,546
Net income	8,947	5,833	7,707	7,955	30,442
Net income per share - basic	$0.13	$0.09	$0.13	$0.13	$0.49

Net income per share - diluted	$0.13	$0.09	$0.13	$0.13	$0.48

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
					Total

			(in thousands)
Year Ended December 31, 2006
Net revenues	$121,726	$125,566	$122,118	$127,062	$496,472
Operating income	13,979	13,822	12,190	6,379	46,370
Net income	7,659	6,006	6,717	5,127	25,509
Net income per share - basic	$0.11	$0.09	$0.10	$0.08	$0.37

Net income per share - diluted	$0.11	$0.09	$0.10	$0.08	$0.37

     The results of operations in all the quarters in 2007 and 2006 include charges associated with some or all of the following: equity-based compensation, restructuring costs, asset impairments and net legal settlements and related expenses.

     As previously described in our “Explanatory Note”, because we will be filing our quarterly report on Form 10-Q for the quarter ended September 30, 2008 in the near future, we do not intend to amend our previously filed quarterly report on Form 10-Q for the third quarter ended September 30, 2007 to reflect the restatement to correct the accounting error associated with our interest rate swaps. Rather, we will correct the prior year’s amounts in our current year third quarter filing. While these periods are not presented in this amendment, the tables below illustrate the effects of the correction of the error for the three and nine months ended September 30, 2007. In addition, the tables below illustrate the effects of the correction of the error for the three and twelve months ended December 31, 2007.

     During the 2007 year-end close process, we discovered an error in our reported second and third quarter 2007 condensed consolidated statements of cash flows due to an inadvertent transposition of amounts. The amount of “Excess tax benefits from share-based payment arrangements” was erroneously shown as an increase rather than a reduction in cash flows from operating activities and a reduction rather than an increase in cash flows from financing activities. While these periods are not presented in this annual report on Form 10-K/A, the table below illustrates the effects of the correction of the error for the six months ended June 30, 2007 and the nine months ended September 30, 2007. Further, when we file our June 30, 2008 and September 30, 2008 quarterly reports on Form 10-Q, we will correct the prior year’s amounts.

     The table below illustrates the effects of the corrections on the consolidated balance sheet for the period ended September 30, 2007.

	September 30, 2007

	(As reported)	(As restated)

	(in thousands)
Deferred income taxes, net	$556	$1,127
Total assets	$608,351	$608,922
Accrued expenses	$4,631	$6,264
Total long-term liabilities	$264,602	$266,235
Accumulated deficit	$(325,456)	$(326,518)
Total shareholders’ equity	$236,133	$235,071
Total liabilities and shareholders’ equity	$608,351	$608,922

     The tables below illustrate the effects of the corrections on the consolidated statements of operations for the three and nine months ended September 30, 2007 and the three and twelve months ended December 31, 2007.

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007

	(As reported)	(As restated)	(As reported)	(As restated)
	(in thousands, except per share data)
Unrealized loss on change in fair value of
interest rate swaps	$—	$(1,633)	$—	$(1,633)
Total other (expense) income	$(3,756)	$(5,389)	$(7,748)	$(9,381)
Income before income taxes	$13,652	$12,019	$35,627	$33,994
Income tax expense	$4,884	$4,313	$12,078	$11,507
Net income	$8,768	$7,707	$23,549	$22,487
Basic earnings per share from net income	$0.15	$0.13	$0.37	$0.35
Diluted earnings per share	$0.15	$0.13	$0.36	$0.35

	Three Months Ended		Twelve Months Ended
	December 31 , 2007		December 31 , 2007

	(As reported)	(As restated)	(As reported)	(As restated)
	(in thousands, except per share data)
Unrealized loss on change in fair value of
interest rate swaps	$—	$(2,850)	$—	$(4,482)
Total other (expense) income	$(3,652)	$(6,502)	$(11,400)	$(15,882)
Income before income taxes	$14,519	$11,669	$50,146	$45,664
Income tax expense	$4,713	$3,714	$16,791	$15,222
Net income	$9,806	$7,955	$33,355	$30,442
Basic earnings per share from net income	$0.16	$0.13	$0.53	$0.49
Diluted earnings per share	$0.16	$0.13	$0.52	$0.48

     The table below illustrates the effects of the corrections on the consolidated statements of cash flows for the six months ended June 30, 2007 and the nine months ended September 30, 2007.

	Six Months Ended June 30, 2007

	(As reported)	(As restated)

	(in thousands)
Excess tax benefits from share-based payment arrangements	$2,297	$(2,297)
Net cash provided by operating activities	$41,559	$36,965
Excess tax benefits from share-based payment arrangements	$(2,297)	$2,297
Net cash used in by financing activities	$(12,707)	$(8,113)

	Nine Months Ended September 30, 2007

	(As reported)	(As restated)

	(in thousands)
Net income	$23,549	$22,487
Deferred income taxes, net of effect of acquisitions	$500	$(71)
Excess tax benefits from share-based payment arrangements	$2,510	$(2,510)
Unrealized loss on change in fair value of interest rate swaps	$—	$1,633
Total adjustments (to reconcile net income to net cash provided by operating activities)	$42,200	$38,242
Net cash provided by operating activities	$65,749	$60,729
Excess tax benefits from share-based payment arrangements	$(2,510)	$2,510
Net cash used in by financing activities	$(5,903)	$(883)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     As described above in the “Explanatory Note” to this amendment and in Note 3 to our consolidated financial statements, subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008, and in accordance with our efforts to update documentation surrounding our critical accounting policies, we identified that the accounting for our interest rate swaps was incorrect. Upon the recommendation of management and the authorization of the audit committee of our board of directors, we determined that we should restate our annual financial statements for the year ended December 31, 2007 and interim financial statements for the quarters ended March 31, 2008 and June 30, 2008 to correct the accounting for our interest rate swaps.

     Our management evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2007. Based on that initial evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosures.

     Subsequent to that evaluation and in connection with the restatement and filing of this amendment, under the supervision and with the participation of our chief executive officer and chief financial officer, our management reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2007 as a result of the material weakness in internal control over financial reporting with respect to the application of GAAP in the accounting for our interest rate swaps under SFAS No. 133 as discussed below.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway

Commission. Based on our initial evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

     Following our discovery of the errors in the accounting for our interest rate swaps under SFAS No. 133, we initiated a comprehensive review of our determinations and documentation related to these swaps, as well as our related processes and procedures. Management concluded that the controls in place related to our interest rate swaps were not properly designed to provide reasonable assurance that these derivatives would be properly recorded and disclosed in accordance with GAAP in our consolidated financial statements, which resulted in a material weakness in our internal control over financial reporting. Specifically, our policies and procedures did not provide for periodic review of the proper accounting for our interest rate swaps for periods subsequent to their inception, and our personnel did not possess sufficient technical expertise related to the application of the provisions of SFAS No. 133 to our interest rate swaps. Subsequently, in connection with the restatement and filing of this amendment, our management re-evaluated the effectiveness of our internal control over financial reporting and concluded that our internal control over financial reporting was not effective as of December 31, 2007 because of the material weakness in internal control over financial reporting relating to the accounting for our interest rate swaps.

     Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this amendment as of the three years ended December 31, 2007. The Report of Independent Registered Public Accounting Firm on their audit of the effectiveness of our internal control over financial reporting follows. The Report of Independent Registered Public Accounting Firm on their audit of our consolidated financial statements is included at page 48 of this amendment.

Changes in Internal Control Over Financial Reporting

     As previously reported, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation steps to address material weakness

     Our management has dedicated significant resources to correct the accounting error and to ensure that we take proper steps to improve our internal controls and remedy our material weaknesses in our financial reporting and disclosure controls. We will continue to take action to remediate the material weakness in our internal control over financial reporting. Our management is committed to implementing strong control policies and procedures, and we will continually update our audit committee as to the progress and status of our remediation efforts to ensure that they are adequately implemented. While we have corrected the accounting error by restating our financial results for the affected periods to reflect the fair value and changes in fair value in our interest rate swaps in our consolidated financial statements, we have not yet completed the remediation of the material weakness in our internal control over financial reporting as of the date of the filing of this amendment. We believe, however, that our remediation efforts, when completed, will be sufficient to eliminate the material weakness. In addition, we intend to designate our interest rate swaps as cash flow hedges utilizing the “long-haul” method of effectiveness testing in order to receive hedge accounting treatment for these swaps in future periods. These remediation efforts will include:

  Installing new software to support our derivative testing with the assistance of third party consultants with expertise in hedge accounting requirements; and

  Providing additional training and accounting reviews designed to ensure that accounting and other relevant personnel involved in derivative transactions appropriately apply SFAS No. 133 and its related interpretations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Premiere Global Services, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.

Management concluded that the controls in place related to its interest rate swaps were not properly designed to provide reasonable assurance that these derivatives would be properly recorded and disclosed in accordance with GAAP in its consolidated financial statements. Specifically, the Company’s policies and procedures did not provide for periodic review of the proper accounting for its interest rate swaps for periods subsequent to their inception, and the Company’s personnel did not possess sufficient technical expertise related to the application of the provisions of SFAS No. 133 to its interest rate swaps.

This material weakness results in a reasonable possibility that material misstatements of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated February 29, 2008 (October 10, 2008 as to effects of the restatement described in Note 3) expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption on January 1, 2006, of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, the Company’s adoption on January 1, 2007, of Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, and an explanatory paragraph relating to the restatement described in Note 3 of the consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Atlanta, GA
February 29, 2008 (October 10, 2008 as to the effects of the material weakness described above)

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

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Compensation Committee,” “— Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Report,” “Compensation Discussion and Analysis” and “Director and Executive Compensation.”

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

Item 13. Certain Relationships and Related Transactions and Director Independence

     The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Independent Directors,” “— Audit Committee,” “— Compensation Committee,” “— Nominating and Governance Committee” and “Certain Transactions.”

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

        3. Exhibits

     The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this amendment, which are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Premiere Global Services, Inc.

By:	/s/ Boland T. Jones

Boland T. Jones, Chairman of the Board
and Chief Executive Officer

Date: October 8, 2008

POWER OF ATTORNEY

     KNOW BY ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints jointly and severally, Boland T. Jones and Scott Askins Leonard, and each one of them, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any and all amendments to this amended Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boland T. Jones	Chairman of the Board and Chief	October 8, 2008
Executive Officer (principal
Boland T. Jones	executive officer) and Director

/s/ Michael E. Havener	Chief Financial Officer	October 8, 2008
(principal financial and
Michael E. Havener	accounting officer)

/s/ Jeffrey T. Arnold	Director	October 9, 2008

Jeffrey T. Arnold

/s/ Wilkie S. Colyer	Director	October 9, 2008

Wilkie S. Colyer

/s/ John R. Harris	Director	October 9, 2008

John R. Harris

/s/ W. Steven Jones	Director	October 8, 2008

W. Steven Jones

/s/ Raymond H. Pirtle, Jr.	Director	October 8, 2008

Raymond H. Pirtle, Jr.

/s/ J. Walker Smith, Jr.	Director	October 9, 2008

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

10.1

Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999). +

10.2

Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000). +

Exhibit Number
Description

10.3

Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000).

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

Exhibit Number
Description

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

10.65		Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated September 30, 2007 under the Registrant’s 1995 Stock Plan. +

10.66		Restricted Stock Agreement between Michael E. Havener and the Registrant dated December 31, 2007 under the Registrant’s 1995 Stock Plan. +

21.1		Subsidiaries of the Registrant.

23.1	*	Consent of Deloitte & Touche LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.