Form 10-Q/A
period 2008-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2008-10-14
CIK 880804

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

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

Explanatory Note

Overview

     Premiere Global Services, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended March 31, 2008, originally filed on May 9, 2008, to amend and restate our condensed consolidated financial statements for the quarter ended March 31, 2008 to correct the accounting for interest rate swaps entered into in August 2007 associated with our credit facility.

Restatement

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of these swaps to three years and reduced its fixed rate to approximately 4.75%. The termination dates of these swaps are currently August 2009 and August 2010. Although we entered into these swaps with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility, we did not at their inception elect to designate them as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). It is not permissible to retroactively designate these swaps as hedges. Therefore, we were required to record the fair value of the swaps in our condensed consolidated balance sheets and any changes in the fair value of these swaps in our condensed consolidated statements of operations under the line item “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income.”

     Subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008 and in connection with our efforts to update documentation surrounding our critical accounting policies, we identified that the accounting for these interest rate swaps was incorrect. While these swaps have been disclosed in our annual and quarterly reports since their inception as derivatives not designated as hedges, their fair value and changes in fair value were not properly recorded in our consolidated balance sheets and statements of operations, respectively. The effect on net income of the restatement for these interest rate swaps is a $3.0 million loss for the quarter ended March 31, 2008. The error did not affect the underlying risk management characteristics of the swaps and had no effect on our net revenues, net cash flows or operating income. The restatement is more fully described in Note 3 to our condensed consolidated financial statements.

     The following sections of this Form 10-Q/A have been amended to reflect the restatement:

  Part I — Item 1. “Condensed Consolidated Financial Statements;”

  Part I — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

  Part I — Item 4. “Controls and Procedures;” and

  Part II — Item 6. “Exhibits.”

     For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing of our Form 10-Q for the quarter ended March 31, 2008.

     New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

     In addition, we are filing amendments to our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarter ended June 30, 2008 to amend and restate our

i

consolidated financial statements and certain other financial information for the fiscal year ended December 31, 2007 and for the second quarter of 2008 to correct the accounting for our interest rate swaps described above.

ii

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(As restated)	(As restated)
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and equivalents	$22,753	$18,259
Accounts receivable (less allowances of $4,001 and $4,526, respectively)	101,939	89,683
Prepaid expenses and other current assets	9,256	13,066
Deferred income taxes, net	8,595	5,522

Total current assets	142,543	126,530

PROPERTY AND EQUIPMENT, NET	119,713	110,767

OTHER ASSETS
Goodwill	340,602	337,246
Intangibles, net of amortization	39,660	43,115
Deferred income taxes, net	1,700	2,587
Other assets	9,510	5,411

	$653,728	$625,656

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$55,831	$51,631
Income taxes payable	5,922	4,497
Accrued taxes, other than income taxes	4,378	8,076
Accrued expenses	36,238	37,276
Current maturities of long-term debt and capital lease obligations	1,915	1,664
Accrued restructuring costs	1,006	1,717

Total current liabilities	105,290	104,861

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	271,704	267,817
Accrued restructuring costs	1,385	1,575
Accrued expenses	18,822	12,109

Total long-term liabilities	291,911	281,501

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,743,950 and
61,755,728 shares issued and outstanding in 2008 and 2007, respectively	617	618
Additional paid-in capital	551,247	548,418
Notes receivable, shareholder	(1,727)	(1,702)
Cumulative translation adjustment	15,919	10,523
Accumulated deficit	(309,529)	(318,563)

Total shareholders' equity	256,527	239,294

	$653,728	$625,656

Accompanying notes are integral to these condensed consolidated financial statements.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended March 31,
	2008 (As restated)	2007
	(Unaudited)

Net revenues	$152,854	$135,626

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown	61,662	53,896
separately below)
Selling and marketing	39,851	36,468
General and administrative	16,233	16,573
Research and development	4,059	3,431
Depreciation	7,247	7,089
Amortization	4,243	3,552
Restructuring costs	—	(130)

Total operating expenses	133,295	120,879

Operating income	19,559	14,747

Other (expense) income
Interest expense	(4,629)	(2,302)
Unrealized loss on change in fair value of interest rate swaps	(4,592)	—
Interest income	213	100
Other, net	837	458

Total other (expense) income	(8,171)	(1,744)

Income before income taxes	11,388	13,003
Income tax expense	2,353	4,056

Net income	$9,035	$8,947

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	59,331	67,697

Basic earnings per share from net income	$0.15	$0.13

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	60,497	68,776

Diluted earnings per share from net income	$0.15	$0.13

Accompanying notes are integral to these condensed consolidated financial statements.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended March 31,

	2008 (As restated)	2007

	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,035	$8,947
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	7,247	7,089
Amortization	4,243	3,552
Amortization of deferred financing costs	141	128
Deferred income taxes, net of effect of acquisitions	(1,429)	(1,675)
Restructuring costs	—	(130)
Payments for restructuring costs	(929)	(1,934)
Payments for discontinued operations	—	(244)
Equity-based compensation	3,462	2,775
Excess tax benefits from share-based payment arrangements	(23)	(114)
Unrealized loss on change in fair value of interest rate swaps	4,592	—
Loss on disposal of assets	—	146
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(10,664)	(7,678)
Prepaid expenses and other assets	51	919
Accounts payable and accrued expenses	153	7,473

Total adjustments	6,844	10,307

Net cash provided by operating activities	15,879	19,254

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(13,692)	(7,250)
Business acquisitions, net of cash acquired	(138)	(412)

Net cash used in investing activities	(13,830)	(7,662)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(167,880)	(94,364)
Proceeds from borrowing arrangements	170,896	84,280
Excess tax benefits from share-based payment arrangements	23	114
Purchase of treasury stock, at cost	(1,027)	(371)
Exercise of stock options	219	257

Net cash provided by (used in) financing activities	2,231	(10,084)

Effect of exchange rate changes on cash and equivalents	214	(514)

NET INCREASE IN CASH AND EQUIVALENTS	4,494	994

CASH AND EQUIVALENTS, beginning of period	18,259	18,977

CASH AND EQUIVALENTS, end of period	$22,753	$19,971

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$3,963	$1,876

Income taxes	$2,478	$962

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY AND ITS BUSINESS

     We are a global provider of on-demand communication technologies-based business process improvement solutions. Our Premiere Global Communications Operating System (PGiSMCOS) supports multiple business applications within five solution sets – Conferencing & Collaboration, Desktop Document Solutions, Enterprise Document Solutions, Notifications & Reminders and eMarketing – within our three segments in North America, Europe and Asia Pacific. The unaudited condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007, the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007 and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) for interim financial information and Rule 10-01 of Securities and Exchange Commission (SEC) Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by and distributions to owners. For the three months ended March 31, 2008 and 2007, comprehensive income was approximately $14.4 million and $9.9 million, respectively. For the three months ended March 31, 2008 and 2007, translation adjustments are the only component of other comprehensive income. Accumulated other comprehensive income is comprised solely of translation adjustments at March 31, 2008 and December 31, 2007.

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

Derivative Instruments

     We have entered into interest rate swaps that are classified as derivatives consistent with SFAS No. 133 with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility. We did not designate these swaps as hedges at inception. The principal objective of these swaps is to minimize the risks and/or costs associated with our variable rate debt. Gains and losses are recognized in our condensed consolidated statements of operations as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” throughout the contract period. The fair value of derivative instruments is recognized in our condensed consolidated balance sheets as “Accrued expenses” under “Long-Term Liabilities.”

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position (FSP) SFAS No. 157-2 (SFAS No. 157-2), which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our condensed consolidated financial statements. See Note 10 for additional information and related disclosures regarding our fair value measurements.

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

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact this statement will have on our financial position and results of operations.

3. RESTATEMENT

     As previously described in the “Explanatory Note” to this amendment, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of these swaps to three years and reduced its fixed rate to approximately 4.75%. The termination dates of these swaps are currently August 2009 and August 2010. Although we entered into these swaps with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility, we did not at their inception elect to designate them as hedges under SFAS No. 133. It is not permissible to retroactively designate these swaps as hedges. Therefore, we were required to record the fair value of the swaps in our condensed consolidated balance sheets and any changes in the fair value of these swaps in our condensed consolidated statements of operations under the line item “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income.”

     Subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008 and in connection with our efforts to update documentation surrounding our critical accounting policies, we identified that

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the accounting for these interest rate swaps was incorrect. While these swaps have been disclosed in our annual and quarterly reports since their inception as derivatives not designated as hedges, their fair value and changes in fair value were not properly recorded in our condensed consolidated balance sheets and statements of operations, respectively. The error did not affect the underlying risk management characteristics of the swaps and had no effect on our net revenues, net cash flows or operating income.

     The following tables reflect the effects of the restatement by individual financial statement line item:

     The table below illustrates the effects of the corrections on the condensed consolidated balance sheets for the periods ended March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	(As reported)	(As restated)	(As reported)	(As restated)
	(in thousands)		(in thousands)

Deferred income taxes, net	$—	$1,700	$1,018	$2,587
Total assets	$652,028	$653,728	$624,087	$625,656

Accrued expenses	$9,747	$18,822	$7,627	$12,109
Deferred income taxes, net	$1,476	$—	$—	$—
Total long-term liabilities	$284,312	$291,911	$277,019	$281,501

Accumulated deficit	$(303,630)	$(309,529)	$(315,650)	$(318,563)
Total shareholders’ equity	$262,426	$256,527	$242,207	$239,294
Total liabilities and shareholders’ equity	$652,028	$653,728	$624,087	$625,656

     The table below illustrates the effects of the corrections on the condensed consolidated statement of operations for the three months ended March 31, 2008.

	Three Months Ended March 31, 2008
	(As reported)	(As restated)
	(in thousands, except per share data)

Unrealized loss on change in fair value of interest rate swaps	$—	$(4,592)
Total other (expense) income	$(3,579)	$(8,171)
Income before income taxes	$15,980	$11,388
Income tax expense	$3,960	$2,353
Net income	$12,020	$9,035
Basic earnings per share from net income	$0.20	$0.15
Diluted earnings per share	$0.20	$0.15

     The table below illustrates the effects of the corrections on the condensed consolidated statement of cash flows for the three months ended March 31, 2008.

	Three Months Ended March 31, 2008
	(As reported)	(As restated)
	(in thousands)
Net income	$12,020	$9,035
Deferred income taxes, net of effect of acquisitions	$178	$(1,429)
Unrealized loss on change in fair value of interest rate swaps	$—	$4,592
Total adjustments (to reconcile net income to net cash provided
by operating activities)	$3,859	$6,844

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In addition to the effects reflected in the above tables, this correction required that we add certain fair value measurement disclosures in accordance with SFAS No. 157, which are contained in Note 10.

4. RESTRUCTURING COSTS

     Consolidated restructuring costs at March 31, 2008 and December 31, 2007 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2007	Payments Made	Accrued Costs at March 31, 2008
Accrued restructuring costs:
Severance and exit costs	$926	$(730)	$196
Contractual obligations	2,366	(171)	2,195

Total restructuring costs	$3,292	$(901)	$2,391

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

6. INDEBTEDNESS

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

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our condensed consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the three months ended March 31, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.6 million for the three months ended March 31, 2008, are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $9.1 million recognized in “Accrued expenses” under “Long-Term Liabilities” at March 31, 2008. Monthly settlements with the bank resulted in a loss of approximately $0.6 million for the three months ended March 31, 2008 and are recognized in earnings as “Interest expense.”

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

7. EQUITY-BASED COMPENSATION

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Equity-based compensation expense is measured at grant date, based on fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2008	2007

Cost of revenues	$97	$121
Selling and marketing	807	691
Research and development	261	230
General and administrative	2,297	1,733

Pre-tax equity-based compensation expense	3,462	2,775
Income tax benefits	(1,177)	(944)

Total equity-based compensation expense	$2,285	$1,831

8.  EARNINGS PER SHARE

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

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” the following table represents a reconciliation of the basic and diluted earnings per share (EPS) computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
	(As restated)		(As restated)

Basic EPS	$9,035	59,331	$0.15	$8,947	67,697	$0.13
Effect of dilutive securities:
Stock options	—	400	—	—	690	—
Unvested restricted shares	—	766	—	—	382	—
Warrants	—	—	—	—	7	—

Diluted EPS	$9,035	60,497	$0.15	$8,947	68,776	$0.13

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

9. COMMITMENTS AND CONTINGENCIES

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

10. FAIR VALUE MEASUREMENTS

     Effective January 1, 2008, we adopted SFAS No. 157 for our financial assets and liabilities. SFAS No. 157 is a technical standard which provides a single definition of fair value and a hierarchical framework for measuring it. SFAS No. 157 defines fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a three-tier fair value hierarchy as a basis for such assumptions which prioritizes the inputs used in measuring fair value as follows:

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Level 1 – Quoted prices in active markets for identical assets or liabilities;

     Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

     Level 3 – Unobservable inputs for the asset or liability in which there is little or no market data.

     We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in millions):

March 31, 2008
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$ 9.1	—	$ 9.1	—

Total	$ 9.1	—	$ 9.1	—

11 . SEGMENT REPORTING

     Information concerning the operations in our reportable segments is as follows (in millions):

	Three Months Ended March 31,
	2008 (As restated)	2007
Net Revenues:
North America	$95.0	$88.0
Europe	30.0	24.9
Asia Pacific	27.9	22.7

	$152.9	$135.6

Net Income:
North America	$4.0	$6.6
Europe	3.9	1.7
Asia Pacific	1.1	0.6

	$9.0	$8.9

	March 31, 2008 (As restated)	December 31, 2007 (As restated)
Identifiable Assets:
North America	$487.8	$472.1
Europe	117.2	109.9
Asia Pacific	48.7	43.7

	$653.7	$625.7

12. SUBSEQUENT EVENTS

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

     As previously described in the “Explanatory Note” to this amendment, we have restated our condensed consolidated financial statements for the quarter ended March 31, 2008 to correct the accounting for interest rate swaps entered into in August 2007 associated with our credit facility. The restatement is more fully described in Note 3 to our condensed consolidated financial statements.

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

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “—Significant Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2007.

     The results of operations for the three months ended March 31, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table presents certain financial information about our segments for the periods presented (in millions):

	Three Months Ended March 31,
	2008 (As restated)	2007
Net Revenues:
North America	$95.0	$88.0
Europe	30.0	24.9
Asia Pacific	27.9	22.7

	$152.9	$135.6

Net Income:
North America	$4.0	$6.6
Europe	3.9	1.7
Asia Pacific	1.1	0.6

	$9.0	$8.9

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

Unrealized loss on change in fair value of interest rate swaps

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.6 million for the three months ended March 31, 2008, are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $9.1 million recognized in “Accrued expenses” under “Long-Term Liabilities” at March 31, 2008.

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

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our condensed consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the three months ended March 31, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.6 million for the three months ended March 31, 2008, are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $9.1 million recognized in “Accrued expenses” under “Long-Term Liabilities” at March 31, 2008. Monthly settlements with the bank resulted in a loss of $0.6 million for the three months ended March 31, 2008 and are recognized in earnings as “Interest expense.”

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

  goodwill and other intangible assets;

  income taxes;

  restructuring costs;

  legal contingencies; and

  derivative instruments.

     For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, in our annual report on Form 10-K/A for the fiscal year ended December 31, 2007.

FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q/A and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

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

  Factors described under the caption Item 1A. “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2007; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this quarterly report on Form 10-Q/A and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the original filing of our Form 10-Q. We take on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of the original filing of our Form 10-Q, or the date of the statement, if a different date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosure on this matter made in our annual report on Form 10-K/A for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. Based on that initial evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of March 31, 2008, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to that evaluation and in connection with the restatement and filing of this amendment, under the supervision and with the participation of our chief executive officer and chief financial officer, our management reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of March 31, 2008 as a result of the unremediated material weakness in internal control over financial reporting with respect to the application of GAAP in the accounting for our interest rate swaps under SFAS No. 133 as of December 31, 2007, as discussed below.

Changes in Internal Control Over Financial Reporting

     As disclosed in our annual report on Form 10-K/A for the year ended December 31, 2007, our management identified the following material weakness in our internal control over financial reporting as of December 31, 2007, which has not yet been fully remediated and which resulted in the restatement of our consolidated financial statements for the year ended December 31, 2007 and for the quarters ended March 31, 2008 and June 30, 2008: Our disclosure controls and procedures in place related to interest rate swaps were not properly designed to provide reasonable assurance that these swaps would be properly recorded and disclosed in accordance with GAAP in our consolidated financial statements, which resulted in a material weakness in our internal control over financial reporting.

Remediation steps to address material weakness

     While we have corrected the accounting error for our interest rate swaps by restating our financial results for the affected periods to reflect the fair value and changes in fair value in our interest rate swaps in our consolidated financial statements, we have not yet completed the remediation of the material weakness in our internal control over financial reporting as of the date of the filing of this amendment. We believe, however, that our remediation efforts, when completed, will be sufficient to eliminate the material weakness. In addition, we intend to designate our interest rate swaps as cash flow hedges utilizing the “long-haul” method of effectiveness testing in order to receive hedge accounting treatment for these swaps in future periods. These remediation efforts will include:

  Installing new software to support our derivative testing with the assistance of third party consultants with expertise in hedge accounting requirements; and

  Providing additional training and accounting reviews designed to ensure that accounting and other relevant personnel involved in derivative transactions appropriately apply SFAS No. 133 and its related interpretations.

     There were no changes in internal controls over financial reporting identified in connection with the above evaluation that occurred during the quarter ended March 31, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

     Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2007 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factor previously disclosed in our SEC filings and updated below, there have been no material changes from the risk factors disclosed in our annual report.

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

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS

      (a) Exhibits

     The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this amendment, which are incorporated by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 8, 2008	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description
10.1

Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2008 and filed on January 25, 2008).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. * Previously filed.