Form 10-Q/A
period 2008-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2008-10-14
CIK 880804

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

Explanatory Note

Overview

     Premiere Global Services, Inc. is filing this Amendment No. 1 on Form 10-Q/A to our quarterly report on Form 10-Q for the quarter ended June 30, 2008, originally filed on August 8, 2008, to amend and restate our condensed consolidated financial statements for the quarter ended June 30, 2008 to correct the accounting for interest rate swaps entered into in August 2007 associated with our credit facility.

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

     Subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008 and in connection with our efforts to update documentation surrounding our critical accounting policies, we identified that the accounting for these interest rate swaps was incorrect. While these swaps have been disclosed in our annual and quarterly reports since their inception as derivatives not designated as hedges, their fair value and changes in fair value were not properly recorded in our consolidated balance sheets and statements of operations, respectively. The effect on net income of the restatement for these interest rate swaps is a $2.7 million gain and a ($0.2) million loss for the three and six months ended June 30, 2008, respectively. The error did not affect the underlying risk management characteristics of the swaps and had no effect on our net revenues, net cash flows or operating income. The restatement is more fully described in Note 3 to our condensed consolidated financial statements.

     The following sections of this Form 10-Q/A have been amended to reflect the restatement:

  Part I — Item 1. “Condensed Consolidated Financial Statements;”

  Part I — Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations;”

  Part I — Item 4. “Controls and Procedures;” and

  Part II — Item 6. “Exhibits.”

     For the convenience of the reader, this amendment includes, in their entirety, those items in our original filing not being amended and restated. Except to the extent relating to the restatement of our financial statements and other financial information described above, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing of our Form 10-Q for the quarter ended June 30, 2008.

     New certifications of our principal executive officer and principal financial officer are included as exhibits to this amendment.

i

     In addition, we are filing amendments to our annual report on Form 10-K for the year ended December 31, 2007 and our quarterly report on Form 10-Q for the quarter ended March 31, 2008 to amend and restate our consolidated financial statements and certain other financial information for the fiscal year ended December 31, 2007 and for the first quarter of 2008 to correct the accounting for our interest rate swaps described above.

ii

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

iii

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2008 (As restated)	December 31, 2007 (As restated)
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and equivalents	$ 24,824	$ 18,259
Accounts receivable (less allowances of $3,284 and $4,526, respectively)	105,845	89,683
Prepaid expenses and other current assets	11,294	13,066
Deferred income taxes, net	8,838	5,522

Total current assets	150,801	126,530

PROPERTY AND EQUIPMENT, NET	126,839	110,767

OTHER ASSETS
Goodwill	344,406	337,246
Intangibles, net of amortization	37,398	43,115
Deferred income taxes, net	2,083	2,587
Other assets	8,988	5,411

	$670,515	$ 625,656

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 56,293	$ 51,631
Income taxes payable	5,272	4,497
Accrued taxes, other than income taxes	7,931	8,076
Accrued expenses	35,958	37,276
Current maturities of long-term debt and capital lease obligations	2,691	1,664
Accrued restructuring costs	3,279	1,717

Total current liabilities	111,424	104,861

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	278,978	267,817
Accrued restructuring costs	1,195	1,575
Accrued expenses	16,213	12,109

Total long-term liabilities	296,386	281,501

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,556,412 and
61,755,728 shares issued and outstanding in 2008 and 2007, respectively	616	618
Additional paid-in capital	549,057	548,418
Notes receivable, shareholder	(1,752)	(1,702)
Cumulative translation adjustment	15,775	10,523
Accumulated deficit	(300,991)	(318,563)

Total shareholders' equity	262,705	239,294

	$ 670,515	$ 625,656

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (As restated)	2007	2008 (As restated)	2007

	(Unaudited)		(Unaudited)

Net revenues	$ 161,565	$ 138,019	$ 314,419	$ 273,645

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown
separately below)	66,202	56,782	127,864	110,678
Selling and marketing	40,211	34,393	80,062	70,861
General and administrative	16,738	17,297	32,971	33,870
Research and development	4,163	3,348	8,222	6,779
Excise tax expense	2,890	—	2,890	—
Depreciation	8,600	7,226	15,847	14,315
Amortization	3,914	3,593	8,157	7,146
Restructuring costs	3,339	3,877	3,339	3,746
Net legal settlements and related expenses	1,608	284	1,608	284

Total operating expenses	147,665	126,800	280,960	247,679

Operating income	13,900	11,219	33,459	25,966

Other (expense) income:
Interest expense	(5,532)	(2,604)	(10,161)	(4,906)
Unrealized gain (loss) on change in fair value of interest rate swaps	4,223	—	(369)	—
Interest income	138	141	351	241
Other, net	(21)	215	816	673

Total other (expense) income	(1,192)	(2,248)	(9,363)	(3,992)

Income before income taxes	12,708	8,971	24,096	21,974
Income tax expense	4,170	3,138	6,523	7,194

Net income	$ 8,538	$ 5,833	$ 17,573	$ 14,780

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	59,419	64,204	59,425	65,941

Basic earnings per share from net income	$ 0.14	$ 0.09	$ 0.29	$ 0.22

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	60,603	65,526	60,646	67,190

Diluted earnings per share from net income	$ 0.14	$ 0.09	$ 0.28	$ 0.22

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended June 30,
	2008 (As restated)	2007 (As restated)
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 17,573	$ 14,780
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,847	14,315
Amortization	8,157	7,146
Amortization of deferred financing costs	282	258
Net legal settlements and related expenses	1,608	284
Deferred income taxes, net of effect of acquisitions	(1,173)	(2,640)
Restructuring costs	3,339	3,746
Payments for restructuring costs	(1,638)	(4,080)
Payments for discontinued operations	—	(488)
Equity-based compensation	6,463	5,355
Excess tax benefits from share-based payment arrangements	(832)	(2,297)
Unrealized loss on change in fair value of interest rate swaps	369	—
(Gain) loss on disposal of assets	(7)	146
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(14,261)	(8,624)
Prepaid expenses and other assets	(1,144)	(486)
Accounts payable and accrued expenses	5,031	9,550

Total adjustments	22,041	22,185

Net cash provided by operating activities	39,614	36,965

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(26,791)	(20,240)
Business acquisitions, net of cash acquired	(8,443)	(1,330)

Net cash used in investing activities	(35,234)	(21,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(297,912)	(167,952)
Proceeds from borrowing arrangements	306,272	275,100
Payments of debt issuance costs	(8)	—
Excess tax benefits from share-based payment arrangements	832	2,297
Purchase of treasury stock, at cost	(9,164)	(124,458)
Exercise of stock options	2,210	6,900

Net cash provided by (used in) financing activities	2,230	(8,113)

Effect of exchange rate changes on cash and equivalents	(45)	(434)

NET INCREASE IN CASH AND EQUIVALENTS	6,565	6,848

CASH AND EQUIVALENTS, beginning of period	18,259	18,977

CASH AND EQUIVALENTS, end of period	$ 24,824	$ 25,825

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$ 8,281	$ 5,000

Income taxes	$ 7,353	$ 3,593
Non-cash investing and financing activities:
Capital lease additions	$ 3,024	$ 484

Capital expenditures in Total current liabilities	$ 3,597	$ 4,525

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The effective income tax rate was 33% and 27% for the three and six months ended June 30, 2008, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2008 primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with our United Kingdom subsidiary. The change in the effective income tax rate for the three and six months ended June 30, 2008 is primarily related to a change in income mix between international tax jurisdictions. The effective income tax rate was 35% and 33% for the three and six months ended June 30, 2007, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2007 primarily as a result of non-deductible executive compensation expenses and the impact of the release of a net operating loss usage limitation related to a prior year’s acquisition. The change in the effective income tax rate for the three and six months ended June 30, 2007 is primarily related to a change in income mix between international tax jurisdictions, favorable changes to tax rates in certain foreign jurisdictions and changes in valuation allowance accounts, which are estimates where adjustments are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. The decline in tax rates in 2008 from 2007 is primarily attributable to continued favorable changes to tax rates in certain foreign jurisdictions.

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

Balance at December 31, 2007	$ 4,559
Re-measurement of prior liability	(457)

Balance at June 30, 2008	$ 4,102

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

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. For the three months ended June 30, 2008 and 2007, comprehensive income was approximately $8.4 million and $8.1 million, respectively. For the six months ended June 30, 2008 and 2007, comprehensive income was approximately $22.8 million and $18.0 million, respectively. For the three and six months ended June 30, 2008 and 2007, translation adjustments are the only component of other comprehensive income. Accumulated other comprehensive income is comprised solely of translation adjustments at June 30, 2008 and December 31, 2007.

Goodwill

     We continue to account for goodwill under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets” (SFAS No. 142). Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, by reportable segment at June 30, 2008 and December 31, 2007 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     We continue to account for other intangible assets under SFAS No. 142. Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Customer lists	$ 131,945	$ (101,574)	$ 30,371	$ 129,204	$ (92,828)	$ 36,376
Non-compete agreements	5,776	(3,033)	2,743	5,570	(2,476)	3,094
Developed technology	41,626	(39,989)	1,637	41,626	(39,656)	1,970
Other	2,647	—	2,647	1,805	(130)	1,675

Total other intangible
assets	$ 181,994	$ (144,596)	$ 37,398	$ 178,205	$ (135,090)	$ 43,115

     Estimated amortization expense related to our other intangible assets for the full year 2008 and the next four years is as follows (in millions):

Year	Estimated Amortization Expense

2008	$ 15.7
2009	12.2
2010	7.7
2011	5.6
2012	2.8

Derivative Instruments

     We have entered into interest rate swaps that are classified as derivatives consistent with SFAS No. 133 with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility. We did not designate these swaps as hedges at inception. The principal objective of these swaps is to minimize the risks and/or costs associated with our variable rate debt. Gains and losses are recognized in our condensed consolidated statements of operations as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” throughout the contract period. The fair value of derivatives is recognized in our condensed consolidated balance sheets as “Accrued expenses” under “Long-Term Liabilities.”

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     As previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2007, during the 2007 year-end close process, we discovered an error in our reported second and third quarter 2007 condensed consolidated statements of cash flows due to an inadvertent transposition of amounts. The amount of “Excess tax benefits from share-based payment arrangements” was erroneously shown as an increase rather than a reduction in cash flows from operating activities and a reduction rather than an increase in cash flows from financing activities. The table below illustrates the effects of the correction of the error on the six months ended June 30, 2007. Further, the prior year amounts have been corrected in our accompanying condensed consolidated statements of cash flows for the six months ended June 30, 2007.

     The following tables reflect the effects of the restatement by individual financial statement line item:

     The table below illustrates the effects of the corrections on the condensed consolidated balance sheets for the periods ended June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	(As reported)	(As restated)	(As reported)	(As restated)
	(in thousands)		(in thousands)

Deferred income taxes, net	$ 385	$ 2,083	$ 1,018	$ 2,587
Total assets	$ 668,817	$ 670,515	$ 624,087	$ 625,656

Accrued expenses	$ 11,361	$ 16,213	$ 7,627	$ 12,109
Total long-term liabilities	$ 291,534	$ 296,386	$ 277,019	$ 281,501

Accumulated deficit	$(297,837)	$(300,991)	$(315,650)	$(318,563)
Total shareholders’ equity	$ 265,859	$ 262,705	$ 242,207	$ 239,294
Total liabilities and shareholders’ equity	$ 668,817	$ 670,515	$ 624,087	$ 625,656

     The tables below illustrate the effects of the corrections on the condensed consolidated statements of operations for the three and six months ended June 30, 2008.

	Three Months Ended June 30, 2008
	(As reported)	(As restated)
	(in thousands, except per share data)
Unrealized gain (loss) on change in fair value of interest rate swaps	$—	$4,223
Total other (expense) income	$(5,415)	$(1,192)
Income before income taxes	$8,485	$12,708
Income tax expense	$2,692	$4,170
Net income	$5,793	$8,538
Basic earnings per share from net income	$0.10	$0.14
Diluted earnings per share	$0.10	$0.14

	Six Months Ended June 30, 2008
	(As reported)	(As restated)
	(in thousands, except per share data)
Unrealized gain (loss) on change in fair value of interest rate swaps	$—	$(369)
Total other (expense) income	$(8,994)	$(9,363)
Income before income taxes	$24,465	$24,096
Income tax expense	$6,652	$6,523
Net income	$17,813	$17,573
Basic earnings per share from net income	$0.30	$0.29
Diluted earnings per share	$0.29	$0.28

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

     The tables below illustrate the effects of the corrections on the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007.

	Six Months Ended June 30, 2008
	(As reported)	(As restated)
	(in thousands)

Net income	$17,813	$17,573
Deferred income taxes, net of effect of acquisitions	$(1,044)	$(1,173)
Unrealized loss on change in fair value of interest rate swaps	$—	$369
Total adjustments (to reconcile net income to net cash provided by
operating activities)	$21,801	$22,041

	Six Months Ended June 30, 2007
	(As reported)	(As restated)
	(in thousands)

Excess tax benefits from share-based payment arrangements	$2,297	$(2,297)
Net cash provided by operating activities	$41,559	$36,965
Excess tax benefits from share-based payment arrangements	$(2,297)	$2,297
Net cash provided by financing activities	$(12,707)	$(8,113)

     In addition to the effects reflected in the above tables, this correction required that we add certain fair value measurement disclosures in accordance with SFAS No. 157, which are contained in Note 10. We also added supplemental non-cash information that was not previously disclosed in the statements of cash flows for the six months ended June 30, 2007.

4. RESTRUCTURING COSTS

Consolidated restructuring costs at June 30, 2008 and December 31, 2007 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2007	Charge to Continuing Operations	Equity-Based Compensation	Payments Made	Accrued Costs at June 30, 2008

Accrued restructuring costs:
Severance and exit costs	$ 926	$ 3,339	$ (549)	$ (1,246)	$ 2,470
Contractual obligations	$ 2,366	$ —	$ —	$ (362)	$ 2,004

Total restructuring costs	$ 3,292	$ 3,339	$ (549)	$ (1,608)	$ 4,474

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

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our condensed consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the six months ended June 30, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.2 million and ($0.4) million for the three and six months ended June 30, 2008, respectively, are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $4.9 million recognized in “Accrued expenses” under “ Long-Term Liabilities” at June 30, 2008. Monthly settlements with the bank resulted in a loss of approximately $1.1 million for the six months ended June 30, 2008 and are recognized in earnings as “Interest expense.”

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

Stock Options

     The following table summarizes the stock options activity under our stock plans from December 31, 2007 to June 30, 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2007:	1,108,689	$ 8.03
Granted	—	—
Exercised	(251,096)	8.80
Expired	(8,931)	6.98

Options outstanding at June 30, 2008	848,662	$ 7.82	$ 5,738,999

Vested and expected to vest at June 30, 2008	848,575	$ 7.82	$ 5,738,439

Options exercisable at June 30, 2008	841,662	$ 7.81	$ 5,693,974

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

Restricted Stock Awards

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2007 to June 30, 2008:

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2007	2,452,131	$10.28
Granted	456,437	14.52
Vested/released	(571,480)	10.26
Forfeited	(225,916)	9.87

Outstanding at June 30, 2008	2,111,172	11.25

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

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Cost of revenues	$ 32	$ 57	$ 129	$ 178
Selling and marketing	724	541	1,531	1,232
Research and development	270	234	531	464
General and administrative	1,974	1,748	4,272	3,481

Pre-tax equity-based compensation expense	3,000	2,580	6,463	5,355
Income tax benefits	(1,020)	(877)	(2,198)	(1,821)

Total equity-based compensation expense	$ 1,980	$ 1,703	$ 4,265	$ 3,534

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

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” the following table represents a reconciliation of the basic and diluted earnings per share (EPS) computations contained in our condensed consolidated financial statements (in thousands, except per share data):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
	(As restated)		(As restated)

Basic EPS	$ 8,538	59,419	$ 0.14	$ 5,833	64,204	$ 0.09
Effect of dilutive securities:
Stock options	—	377	—	—	669	—
Unvested restricted shares	—	807	—	—	616	—
Warrants	—	—	—	—	37	—

Diluted EPS	$ 8,538	60,603	$ 0.14	$ 5,833	65,526	$ 0.09

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
	(As restated)		(As restated)

Basic EPS	$ 17,573	59,425	$ 0.29	$ 14,780	65,941	$ 0.22
Effect of dilutive securities:
Stock options	—	391	—	—	670	—
Unvested restricted shares	—	830	—	—	555	—
Warrants	—	—	—	—	24	—

Diluted EPS	$ 17,573	60,646	$ 0.28	$ 14,780	67,190	$ 0.22

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

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite Systems, LLC, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, (TCPA) and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno's defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno's defendants filed cross-claims against us. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and the court has scheduled a hearing for August 18, 2008 during which it will consider the motion to preliminarily approve the class settlement. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy.

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

     We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in millions):

	June 30, 2008
	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Interest rate swaps	$4.9	—	$4.9	—

Total	$4.9	—	$4.9	—

11. SEGMENT REPORTING

     Information concerning the operations in our reportable segments is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (As restated)	2007	2008 (As restated)	2007
Net Revenues:
North America	$ 97.1	$ 88.1	$ 192.1	$ 176.1
Europe	33.4	25.3	63.3	50.2
Asia Pacific	31.1	24.6	59.0	47.3

	$161.6	$138.0	$314.4	$ 273.6

Net Income:
North America	$ 4.1	$ 2.2	$ 8.2	$ 8.9
Europe	2.4	2.6	6.3	4.3
Asia Pacific	2.0	1.0	3.1	1.6

	$ 8.5	$ 5.8	$ 17.6	$ 14.8

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	June 30, 2008 (As restated)	December 31, 2007 (As restated)
Identifiable Assets:
North America	$501.7	$472.1
Europe	116.3	109.9
Asia Pacific	52.5	43.7

	$670.5	$625.7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

     As previously described in the “Explanatory Note” to this amendment, we have restated our condensed consolidated financial statements for the quarter ended June 30, 2008 to correct the accounting for interest rate swaps entered into in August 2007 associated with our credit facility. The restatement is more fully described in Note 3 to our condensed consolidated financial statements.

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

RESULTS OF OPERATIONS

     The following table presents certain financial information about our segments for the periods presented (in millions, except percent amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008 (As restated)	2007	2008 (As restated)	2007
Net Revenues:
North America	$ 97.1	$ 88.1	$192.1	$176.1
Europe	33.4	25.3	63.3	50.2
Asia Pacific	31.1	24.6	59.0	47.3

Consolidated	$161.6	$138.0	$314.4	$273.6

Net Income:
North America	$ 4.1	$ 2.2	$ 8.2	$ 8.9
Europe	2.4	2.6	6.3	4.3
Asia Pacific	2.0	1.0	3.1	1.6

Consolidated	$ 8.5	$ 5.8	$ 17.6	$ 14.8

Percent of Consolidated Revenues:
North America	60.1%	63.8%	61.1%	64.3%
Europe	20.6%	18.4%	20.1%	18.4%
Asia Pacific	19.3%	17.8%	18.8%	17.3%

Consolidated	100.0%	100.0%	100.0%	100.0%

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

     For the three months ended June 30, 2008 and 2007, Europe operating segment net revenue was 20.6% and 18.4% of consolidated net revenues, respectively, and for the six months ended June 30, 2008 and 2007, Europe operating segment net revenue was 20.1% and 18.4%, respectively. Europe operating segment net revenue increased 31.5% to $33.4 million for the three months ended June 30, 2008 compared with $25.3 million for the same period in 2007 and increased 25.9% to $63.3 million for the six months ended June 30, 2008 compared with $50.2 million for the same period in 2007. These increases in Europe segment net revenue were attributable primarily to organic growth in our Conferencing & Collaboration Solutions net revenue, our acquisition of Meet24 and the strengthening of the Euro to the U.S. dollar, offset in part by declines in our broadcast fax net revenue. Fluctuations in foreign exchange rates resulted in Europe operating segment net revenue growth of approximately $3.5 million and $6.7 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007. Our Conferencing & Collaboration Solutions net revenue in Europe was approximately $21.3 million and $10.6 million for the three months ended June 30, 2008 and 2007, respectively, and $39.1 million and $20.5 million for the six months ended June 30, 2008 and 2007, respectively. Our broadcast fax net revenue in Europe was approximately $3.9 million and $6.5 million for the three months ended June 30, 2008 and 2007, respectively, and $7.9 million and $12.9 million for the six months ended June 30, 2008 and 2007, respectively. Our Europe net revenue, exclusive of Conferencing & Collaboration Solutions net revenue and broadcast fax net revenue, was approximately $8.1 million and $8.3 million for the three months ended June 30, 2008 and 2007, respectively, and $16.3 million and $16.8 million for the six months ended June 30, 2008 and 2007, respectively.

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

Cost of Revenues
	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$ 41.0	$ 35.2	5.8	16.5	$ 80.0	$ 69.1	10.9	15.7
Europe	11.1	9.2	1.9	20.1	21.0	17.8	3.2	17.9
Asia Pacific	14.1	12.4	1.7	14.2	26.9	23.8	3.1	13.3

Consolidated	$ 66.2	$ 56.8	9.4	16.6	$127.9	$110.7	17.2	15.5

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenues as a percent of net revenues:
North America	42.2%	40.0%	41.6%	39.2%
Europe	33.2%	36.3%	33.2%	35.4%
Asia Pacific	45.4%	50.3%	45.6%	50.3%
Consolidated	41.0%	41.1%	40.7%	40.4%

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

     For the three months ended June 30, 2008 and 2007, Europe operating segment cost of revenue was 33.2% and 36.3% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Europe operating segment cost of revenue was 33.2% and 35.4% of operating segment net revenue, respectively. Europe operating segment cost of revenue increased 20.1% to $11.1 million for the three months ended June 30, 2008 compared with $9.2 million for the same period in 2007 and increased 17.9% to $21.0 million for the six months ended June 30, 2008 compared with $17.8 million for the same period in 2007. Europe operating segment cost of revenue decreased as a percentage of operating segment net revenues primarily as a result of declines in higher cost of revenue broadcast fax net revenue, growth in lower cost of revenue from Conferencing & Collaboration net revenue and cost savings associated with our Europe operating segment service delivery organization re-engineering efforts which began in the second quarter of 2007 and network upgrades to our fax delivery platform in the first half of 2008. Fluctuations in foreign exchange rates resulted in segment cost of revenues growth of approximately $1.3 million and $2.4 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended June 30, 2008 and 2007, Asia Pacific operating segment cost of revenue was 45.4% and 50.3% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Asia Pacific operating cost of revenue was 45.6% and 50.3% of operating segment net revenue, respectively. Asia Pacific operating segment cost of revenue increased 14.2% to $14.1 million for the three months ended June 30, 2008 compared with $12.4 million for the same period in 2007 and increased 13.3% to $26.9 million for the six months ended June 30, 2008 compared with $23.8 million for the same period in 2007. Asia Pacific operating segment cost of revenue decreased as a percentage of operating segment net revenue as a result of network cost savings related to upgrades in our fax delivery platform during the second half of 2007 and growth in lower cost of revenue Conferencing & Collaboration Solutions net revenue. Fluctuations in foreign exchange rates resulted in segment cost of revenue growth of approximately $1.5 million and $2.8 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

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

     For the three months ended June 30, 2008 and 2007, Asia Pacific operating segment general and administrative expenses were 8.4% and 7.0% of operating segment net revenue, respectively, and for the six months ended June 30, 2008 and 2007, Asia Pacific operating segment general and administrative expenses were 8.0% and 8.0% of operating segment net revenue, respectively. Asia Pacific operating segment general and administrative expenses increased 53% to $2.6 million for the three months ended June 30, 2008 compared with $1.7 million for the same period in 2007 and increased 26.1% to $4.8 million for the six months ended June 30, 2008 compared with $3.8 million for the same period in 2007. Asia Pacific operating segment general and administrative expenses increased primarily as a result of the strengthening of the Australian Dollar and Japanese Yen against the U.S. dollar. Fluctuations in foreign exchange rates, related to the Australian Dollar and Japanese Yen resulted in operating segment general and administrative expenses growth of approximately $0.2 million and $0.4 million for the three and six months ended June 30, 2008, respectively, as compared to the same periods in 2007.

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

     North America operating segment amortization expense totaled $2.9 million and $3.1 million, or 3.0% and 3.6% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $6.1 million and $6.2 million, or 3.2% and 3.5% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. Europe operating segment amortization expense totaled $0.9 million and $0.4 million, or 2.6% and 1.4% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $1.9 million and $0.7 million, or 2.9% and 1.4% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. Asia Pacific operating segment amortization expense totaled $0.1 million and $0.1 million, or 0.4% and 0.4% of operating segment net revenue, for the three months ended June 30, 2008 and 2007, respectively, and $0.2 million and $0.2 million, or 0.4% and 0.5% of operating segment net revenue, for the six months ended June 30, 2008 and 2007, respectively. The decrease in amortization expense in North America operating segment is primarily associated with customer list intangible assets related to acquisitions made in 2003 that have become fully amortized, offset in part by our acquisitions of Budget Conferencing and iLinc. The increase in amortization expense in our Europe operating segment is primarily associated with our acquisition of Meet24.

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

Net Legal Settlements and Related Expenses

     During the quarter ended June 30, 2008 we settled several litigation matters, including certain matters described in Note 9. “Commitments and Contingencies” and Part II, “Item 1. Legal Proceedings,” resulting in net legal settlements and related expenses of approximately $1.6 million.

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

Unrealized Gain (Loss) on Change In Fair Value of Interest Rate Swaps

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.2 million and ($0.4) million for the three and six months ended June 30, 2008, respectively, are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $4.9 million recognized in “Accrued expenses” under “Long-Term Liabilities” at June 30, 2008.

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

     The effective income tax rate was 33% and 27% for the three and six months ended June 30, 2008, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2008 primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with our United Kingdom subsidiary. The change in the effective income tax rate for the three and six months ended June 30, 2008 is primarily related to a change in income mix between international tax jurisdictions. The effective income tax rate was 35% and 33% for the three and six months ended June 30, 2007, respectively. The effective income tax rate varied from statutory rates during the three and six months ended June 30, 2007 primarily as a result of non-deductible executive compensation expenses and the impact of the release of a net operating loss usage limitation related to a prior year’s acquisition. The change in the effective income tax rate for the three and six months ended June 30, 2007 is primarily related to a change in income mix between international tax jurisdictions, favorable changes to tax rates in certain foreign jurisdictions and changes in valuation allowance accounts, which are estimates where adjustments are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. The decline in tax rates in 2008 from 2007 is primarily attributable to continued favorable changes to tax rates in certain foreign jurisdictions.

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

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our condensed consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the six months ended June 30, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $4.2 million and ($0.4) million for the three and six months ended June 30, 2008, respectively, are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $4.9 million recognized in “Accrued expenses” under “Long-Term Liabilities” at June 30, 2008. Monthly settlements with the bank resulted in a loss of $1.1 million for the six months ended June 30, 2008 and are recognized in earnings as “Interest expense.”

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

     FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q/A and elsewhere by us or by management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “ should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control, and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

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

  Factors described under the caption Item 1A. “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2007 and in this Form 10-Q/A; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this quarterly report on Form 10-Q/A and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the original filing of our Form 10-Q. We take on no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the original filing of our Form 10-Q, or the date of the statement, if a different date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have no material changes to the disclosure on this matter made in our annual report on Form 10-K/A for the year ended December 31, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. Based on that initial evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective, as of June 30, 2008, to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to that evaluation and in connection with the restatement and filing of this amendment, under the supervision and with the participation of our chief executive officer and chief financial officer, our management reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of June 30, 2008 as a result of the unremediated material weakness in internal control over financial reporting with respect to the application of GAAP in the accounting for our interest rate swaps under SFAS No. 133 as of December 31, 2007, as discussed below.

Changes in Internal Control Over Financial Reporting

     As disclosed in our annual report on Form 10-K/A for the year ended December 31, 2007, our management identified the following material weakness in our internal control over financial reporting as of December 31, 2007, which has not yet been fully remediated and which resulted in the restatement of our consolidated financial statements for the year ended December 31, 2007 and for the quarters ended March 31, 2008 and June 30, 2008. Our disclosure controls and procedures in place related to interest rate swaps were not properly designed to provide reasonable assurance that these swaps would be properly recorded and disclosed in accordance with GAAP in our consolidated financial statements, which resulted in a material weakness in our internal control over financial reporting.

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

     There were no changes in internal controls over financial reporting identified in connection with the above evaluation that occurred during the quarter ended June 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

     On May 18, 2007, Gibson & Co. Ins. Brokers served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal TCPA and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno's defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno's defendants filed cross-claims against us. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and the court has scheduled a hearing for August 18, 2008 during which it will consider the motion to preliminarily approve the class settlement. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although no assurance can be given as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2007 and Part II, Item 1A. “Risk Factors” in our quarterly report on Form 10-Q/A for the quarter ended March 31, 2008 include a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factor previously disclosed in our SEC filings and updated below, there have been no material changes from the risk factors disclosed in those reports.

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
10.1

Premiere Global Services, Inc. Amended and Restated 2004 Long-Term Incentive Plan (incorporated herein by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008).*

10.2

Premiere Global Services, Inc. Amended and Restated 2000 Directors Stock Plan (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 18, 2008).*

10.3

Separation Agreement between T. Lee Provow and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed May 19, 2008).*

10.4

Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed May 29, 2008).*

10.5	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated June 30, 2005, under the Registrant’s 2004 Long-Term Incentive Plan.*

10.6	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan.*

10.7	First Amendment to Restricted Stock Agreement dated May 5, 2006 between David M. Guthrie and the Registrant, effective July 13, 2006.*

10.8	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated September 30, 2007, under the Registrant’s 1995 Stock Plan.*

10.9	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long- Term Incentive Plan.*

10.10	Form of Restriction Agreement for non-employee directors under the Amended and Restated 2000 Directors Stock Plan.*

10.11	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement with the Registrant.*

10.12	First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.*

10.13

Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant.*

10.14	Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.*

10.15	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant.*

10.16	Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.*

10.17	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant.*

10.18	First Amendment to Lease Agreement, dated July 14, 2006, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.*

10.19	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant.*

10.20	Second Amendment to Lease Agreement, dated March 15, 2007, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.*

10.21	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant.*

10.22	Third Amendment to Lease Agreement, dated June 3, 2008, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC.*

10.23	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

*	Previously filed.