Form 10-Q
period 2008-09-30
PREMIERE GLOBAL SERVICES, INC.
filed 2008-11-07
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Large accelerated filer |X|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |_|

(Do not check if a smaller reporting company)

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2008
Common Stock, $0.01 par value	61,593,451 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$26,353	$18,259
Accounts receivable (less allowances of $2,455 and $4,526, respectively)	98,729	89,683
Prepaid expenses and other current assets	11,383	13,066
Deferred income taxes, net	13,674	5,522

Total current assets	150,139	126,530

PROPERTY AND EQUIPMENT, NET	128,206	110,767

OTHER ASSETS
Goodwill	349,606	337,246
Intangibles, net of amortization	38,538	43,115
Deferred income taxes, net	—	2,587
Other assets	8,775	5,411

	$675,264	$625,656

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,433	$51,631
Income taxes payable	5,558	4,497
Accrued taxes, other than income taxes	7,587	8,076
Accrued expenses	35,816	37,276
Current maturities of long-term debt and capital lease obligations	2,645	1,664
Accrued restructuring costs	1,230	1,717

Total current liabilities	105,269	104,861

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	279,893	267,817
Accrued restructuring costs	1,001	1,575
Accrued expenses	13,904	12,109
Deferred income taxes, net	13,437	—

Total long-term liabilities	308,235	281,501

COMMITMENTS AND CONTINGENCIES (Note 9)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,587,418 and
61,755,728 shares issued and outstanding in 2008 and 2007, respectively	616	618
Additional paid-in capital	550,863	548,418
Notes receivable, shareholder	(1,778)	(1,702)
Cumulative translation adjustment	2,290	10,523
Accumulated deficit	(290,231)	(318,563)

Total shareholders' equity	261,760	239,294

	$675,264	$625,656

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(As restated)		(As restated)

	(Unaudited)		(Unaudited)

Net revenues	$157,409	$139,845	$471,829	$413,490

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization shown separately below)	65,225	57,428	193,089	168,106
Selling and marketing	37,701	34,136	117,763	104,996
General and administrative	17,004	15,928	49,966	49,798
Research and development	4,094	3,625	12,325	10,404
Excise tax expense	—	—	2,890	—
Depreciation	8,274	7,239	24,121	21,554
Amortization	4,107	4,081	12,264	11,226
Restructuring costs	—	—	3,339	3,747
Asset impairments	249	—	249	—
Net legal settlements and related expenses	784	—	2,392	284

Total operating expenses	137,438	122,437	418,398	370,115

Operating income	19,971	17,408	53,431	43,375

Other (expense) income:
Interest expense	(4,501)	(4,253)	(14,662)	(9,159)
Unrealized gain (loss) on change in fair value of interest rate swaps	629	(1,633)	260	(1,633)
Interest income	67	202	418	443
Other, net	(122)	295	694	968

Total other (expense) income	(3,927)	(5,389)	(13,290)	(9,381)

Income before income taxes	16,044	12,019	40,141	33,994
Income tax expense	5,286	4,312	11,809	11,507

Net income	$10,758	$7,707	$28,332	$22,487

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	59,461	59,327	59,400	63,669

Basic earnings per share from net income	$0.18	$0.13	$0.48	$0.35

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	60,535	60,402	60,611	64,949

Diluted earnings per share from net income	$0.18	$0.13	$0.47	$0.35

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended September 30,
	2008	2007 (As restated)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$28,332	$22,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,121	21,554
Amortization	12,264	11,226
Amortization of deferred financing costs	423	385
Net legal settlements and related expenses	2,392	284
Payments for net legal settlements and related expenses	(1,613)	—
Deferred income taxes, net of effect of acquisitions	9,495	(71)
Restructuring costs	3,339	3,747
Payments for restructuring costs	(3,843)	(6,543)
Payments for discontinued operations	—	(650)
Equity-based compensation	9,403	7,908
Excess tax benefits from share-based payment arrangements	(972)	(2,510)
Unrealized (gain) loss on change in fair value of interest rate swaps	(260)	1,633
Asset impairments	249	—
Provision (recovery) for doubtful accounts	(59)	(343)
Excise tax expense	2,890	—
(Gain) loss on disposal of assets	(11)	146
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(10,679)	(11,000)
Prepaid expenses and other assets	(1,776)	(866)
Accounts payable and accrued expenses	786	13,342

Total adjustments	46,149	38,242

Net cash provided by operating activities	74,481	60,729

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(38,619)	(30,545)
Business acquisitions, net of cash acquired	(30,225)	(20,958)

Net cash used in investing activities	(68,844)	(51,503)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(406,989)	(254,934)
Proceeds from borrowing arrangements	418,110	371,469
Payments of debt issuance costs	(8)	—
Excess tax benefits from share-based payment arrangements	972	2,510
Purchase of treasury stock, at cost	(10,306)	(127,177)
Exercise of stock options	2,296	7,249

Net cash provided by (used in) financing activities	4,075	(883)

Effect of exchange rate changes on cash and equivalents	(1,618)	400

NET INCREASE IN CASH AND EQUIVALENTS	8,094	8,743

CASH AND EQUIVALENTS, beginning of period	18,259	18,977

CASH AND EQUIVALENTS, end of period	$26,353	$ 27,720

Supplemental Disclosure of Cash Flow Information:
Cash transactions during the period for:
Interest	$12,169	$9,433

Income tax payments	$14,250	$6,355

Income tax refunds	$9,624	$1,661
Non-cash investing activities:
Capital lease additions	$3,237	$2,429

Capital expenditures in Total current liabilities	$3,557	$4,893

Capitalized interest	817	667

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY AND ITS BUSINESS

     We are a global provider of on-demand, communication technologies-based business process improvement solutions. Our Premiere Global Communications Operating System, or PGiSMCOS, supports business applications within the following solution sets – Conferencing & Collaboration, Document Solutions, Notifications & Reminders, and eMarketing – within our three segments in North America, Europe and Asia Pacific. The unaudited condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007, the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007 and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The results of operations for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable

     Included in accounts receivable at September 30, 2008 and December 31, 2007 was earned but unbilled revenue of approximately $8.0 million and $5.3 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days.

Allowance for Doubtful Accounts

     Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by various accounts receivable aging categories to specific customer accounts.

Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards, or SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or SFAS No. 86, costs incurred to develop significant enhancements to software features to be sold as part of our service offerings are being capitalized as part of “Property and Equipment, Net” on our condensed consolidated balance sheets. For the three months ended September 30, 2008 and 2007, we capitalized approximately $6.1 million and $4.0 million, respectively, in North America related to these projects. For the nine months ended September 30, 2008 and 2007, we capitalized approximately $16.8 million and $8.4 million, respectively, in North America related to these projects. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the three months ended September 30, 2008 and 2007 was approximately $1.3 million and $0.8 million, respectively. Depreciation expense recorded for developed software for the nine months ended September 30, 2008 and 2007 was approximately $3.5 million and $2.3 million, respectively.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable, and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge fixed period minimum revenue commitments and subscription fees. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB 101A, SAB 101B and SAB 104.

State Sales Tax and Excise Tax

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 5. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states, but have not collected and remitted state sales tax from our Conferencing & Collaboration Solutions customers in all applicable jurisdictions.

     We were notified by the Commonwealth of Massachusetts Department of Revenue in 2006 that our Conferencing & Collaboration Solutions are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this notification, and an audit by the state surrounding this issue followed. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. In April 2008, we filed returns for January 2005 to February 2006. During the nine months ended September 30, 2008, we made additional aggregate payments of $0.9 million associated with taxable periods prior to 2005 through February 2006.

     In March 2007, we were notified by the State of Illinois regarding the taxability of our Conferencing & Collaboration Solutions, and we began assessing sales tax to our Conferencing & Collaboration Solutions customers in Illinois in April 2007. In April 2007, we filed returns and paid approximately $0.6 million to the Illinois Department of Revenue for taxable periods prior to March 2007. In July 2008, we made additional payments to the State of Illinois and the City of Chicago of $0.2 million for periods prior to April 2007. Additional amounts may be due as these returns are audited.

     During the first quarter of 2008, we completed an outstanding audit with the State of New York related to our former operating segment, Voicecom, which we discontinued in 2001 and paid $1.7 million for outstanding telecommunications excise taxes.

     During the second quarter of 2008, we learned that certain of our Conferencing & Collaboration Solutions may be subject to a certain state’s telecommunications excise tax statutes. We are currently working with this state’s department of revenue to resolve this matter, which spans tax years 2001–2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of September 30, 2008. We recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our condensed consolidated statements of operations during the second quarter of 2008.

     At September 30, 2008 and December 31, 2007, we had reserved approximately $5.3 million and $5.2 million, respectively, for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Taxes

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will, more likely than not, be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, or the tax code.

     Our effective income tax rate was 32.9% and 29.4% for the three and nine months ended September 30, 2008, respectively. Our effective income tax rate varied from statutory rates during the three and nine months ended September 30, 2008 primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with our U.K. subsidiary. The change in the effective income tax rate for the three and nine months ended September 30, 2008 is primarily related to a change in income mix between international tax jurisdictions. Our effective income tax rate was 35.9% and 33.9% for the three and nine months ended September 30, 2007, respectively. The effective income tax rate varied from statutory rates during the three and nine months ended September 30, 2007 primarily as a result of non-deductible executive compensation expenses and the impact of the release of a net operating loss usage limitation related to a prior acquisition. The change in our effective income tax rate for the three and nine months ended September 30, 2007 is primarily related to a change in income mix between international tax jurisdictions, favorable changes to tax rates in certain foreign jurisdictions and changes in valuation allowance accounts, which are estimates where adjustments are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. The decline in our tax rates in 2008 from 2007 is primarily attributable to continued favorable changes to tax rates in certain foreign jurisdictions.

     We adopted the provisions of the Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109,” or FIN No. 48, on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 2000 to 2007 remain subject to income tax examinations by tax authorities.

     At September 30, 2008, we had $4.1 million of unrecognized tax benefits, including $1.0 million of unrecognized tax benefits that if recognized would affect our annual effective tax rate. The unrecognized tax benefits at September 30, 2008 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our accompanying condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months. As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize them in “Interest expense” and “Operating expenses,” respectively, in our condensed consolidated statements of operations. We had accrued interest and penalties of approximately $1.6 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively, related to uncertain tax positions.

Balance at December 31, 2007	$4,559
Re-measurement of prior liability	(457)

Balance at September 30, 2008	$4,102

     In the ordinary course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Furthermore, during the ordinary course

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we have appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable,” which could materially impact our financial condition and results of operations.

Treasury Stock

     All treasury stock transactions are recorded at cost. In the nine months ended September 30, 2008 and 2007, we withheld approximately 261,000 and 225,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $3.4 million and $2.2 million, respectively, to the Internal Revenue Service on our employees’ behalf. We also repurchased during the nine months ended September 30, 2008, 500,000 shares of our common stock for approximately $6.9 million in the open market pursuant to our board-approved stock repurchase program.

     As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. During the nine months ended September 30, 2007, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-tender offer for approximately $122.5 million and incurred costs associated with the tender offer of approximately $0.9 million that included legal, printing and dealer manager fees that were included in “Additional paid-in capital.” We also repurchased during the nine months ended September 30, 2007, 144,400 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.6 million.

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. For the three months ended September 30, 2008 and 2007, comprehensive income was approximately ($2.7) million and $12.5 million, respectively. For the nine months ended September 30, 2008 and 2007, comprehensive income was approximately $20.1 million and $30.5 million, respectively. For the three and nine months ended September 30, 2008 and 2007, translation adjustments are the only component of other comprehensive income. Accumulated other comprehensive income is comprised solely of translation adjustments at September 30, 2008 and December 31, 2007.

Goodwill

     We continue to account for goodwill under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” or SFAS No. 142. Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, by reportable segment at September 30, 2008 and December 31, 2007 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Carrying value at December 31, 2007	$286,147	$46,529	$4,570	$337,246
Additions	16,754	—	—	16,754
Adjustments	(867)	(3,112)	(415)	(4,394)

Carrying value at September 30, 2008	$302,034	$43,417	$4,155	$349,606

     Goodwill is not subject to amortization consistent with SFAS No. 142 but is subject to periodic reviews for impairment. Additions to the goodwill carrying value since December 31, 2007 are primarily due to our acquisition of certain assets of iLinc Communications, Inc. and Soundpath Conferencing Services, LLC. Adjustments to the goodwill carrying value since December 31, 2007 are primarily due to working capital adjustments related to prior period acquisitions and foreign currency fluctuations against the U.S. Dollar.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     We continue to account for other intangible assets under SFAS No. 142. Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	September 30, 2008			December 31, 2007
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$135,430	$(104,087)	$31,343	$129,204	$(92,828)	$36,376
Non-compete agreements	6,547	(3,208)	3,339	5,570	(2,476)	3,094
Developed technology	41,749	(40,279)	1,470	41,626	(39,656)	1,970
Other	2,453	(67)	2,386	1,805	(130)	1,675
Total other intangible
assets	$186,179	$(147,641)	$38,538	$178,205	$(135,090)	$43,115

     During the quarter ended September 30, 2008, we wrote off trademarks and patents with an aggregate net value of approximately $0.2 million based on our review and determination that these trademarks and patents were no longer in use or providing value to the company. Estimated amortization expense related to our other intangible assets for the full year 2008 and the next four years is as follows (in millions):

Year	Estimated Amortization Expense

2008	$ 15.8
2009	12.3
2010	8.0
2011	6.1
2012	3.3

Derivative Instruments

     We have entered into interest rate swaps that are classified as derivatives consistent with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility. We did not designate these swaps as hedges at inception. The principal objective of these swaps is to minimize the risks and/or costs associated with our variable rate debt. Gains and losses are recognized in our condensed consolidated statements of operations as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” throughout the contract period. The fair value of derivatives is recognized in our condensed consolidated balance sheets as “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position, or FSP, SFAS No. 157-2, or FSP FAS No. 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB released FSP FAS No. 157-3, which clarifies the application of Statement 157 in a market

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that is not active. FSP FAS No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with Statement 157 and was effective upon issuance for future periods and prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our condensed consolidated financial statements. The application of FSP FAS No. 157-3 for financial assets in a market that is not active did not have a material impact on our condensed consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our condensed consolidated financial statements. See Note 10 for additional information and related disclosures regarding our fair value measurements.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” which replaces SFAS No. 141, “Business Combinations,” or SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. We are currently evaluating the impact this statement will have on our financial position and results of operations.

     On April 25, 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” which intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP provisions, particularly in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP FAS No. 142-3 is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is not allowed. We are currently evaluating the impact this statement will have on our financial position and results of operations.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact this statement will have on our financial reporting disclosures.

3. RESTATEMENT

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of these swaps to three years and reduced its fixed rate to approximately 4.75%. The termination dates of these swaps are currently August 2009 and August 2010. Although we entered into these swaps with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility, we did not, at their inception, elect to designate them as hedges under SFAS No. 133. It is not permissible to retroactively designate these swaps as hedges. Therefore, we were required to record the fair value of the swaps in our condensed consolidated balance sheets and any changes in the fair value of these swaps in our condensed consolidated statements of operations under the line item “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income.”

     Subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008 and in connection with our efforts to update documentation surrounding our critical accounting policies, we determined

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

that the accounting for these interest rate swaps was incorrect. While we disclosed these swaps in our annual and quarterly reports since their inception as derivatives not designated as hedges, their fair value and changes in fair value were not properly recorded in our condensed consolidated balance sheets and statements of operations, respectively. We have corrected the prior year amounts in our accompanying condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and in our condensed consolidated statement of cash flows for the nine months ended September 30, 2007. The error did not affect the underlying risk management characteristics of the swaps and had no effect on our revenues, net cash flows or operating income.

     As previously disclosed in our annual report on Form 10-K/A for the year ended December 31, 2007, during the 2007 year-end close process, we discovered an error in our reported second and third quarter 2007 condensed consolidated statements of cash flows due to an inadvertent transposition of amounts. The amount of “Excess tax benefits from share-based payment arrangements” was erroneously shown as an increase rather than a reduction in cash flows from operating activities and a reduction rather than an increase in cash flows from financing activities. We have corrected the prior year amounts in our accompanying condensed consolidated statements of cash flows for the nine months ended September 30, 2007.

     The following tables reflect the effects of the restatement by individual financial statement line item and the correction of the transposition error to our cash flows:

     The table below illustrates the effects of the corrections on the condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

	Three Months Ended September 30, 2007		Nine Months Ended September 30, 2007
	(As reported)	(As restated)	(As reported)	(As restated)
	(in thousands, except per share data)
Unrealized loss on change in fair value of
interest rate swaps	$—	$(1,633)	$—	$(1,633)
Total other (expense) income	$(3,756)	$(5,389)	$(7,748)	$(9,381)
Income before income taxes	$13,652	$12,019	$35,627	$33,994
Income tax expense	$4,884	$4,312	$12,078	$11,507
Net income	$8,768	$7,707	$23,549	$22,487
Basic earnings per share from net income	$0.15	$0.13	$0.37	$0.35
Diluted earnings per share	$0.15	$0.13	$0.36	$0.35

     The table below illustrates the effects of the corrections on the condensed consolidated statement of cash flows for the nine months ended September 30, 2007.

	Nine Months Ended September 30, 2007
	(As reported)	(As restated)
	(in thousands)

Net income	$23,549	$22,487
Deferred income taxes, net of effect of acquisitions	$500	$(71)
Excess tax benefits from share-based payment arrangements	$2,510	$(2,510)
Unrealized loss on change in fair value of interest rate swaps	$—	$1,633
Total adjustments (to reconcile net income to net cash provided by
operating activities)	$42,200	$38,242
Net cash provided by operating activities	$65,749	$60,729
Excess tax benefits from share-based payment arrangements	$(2,510)	$2,510
Net cash used in financing activities	$(5,903)	$(883)

     We also added supplemental non-cash information that we had not previously disclosed in the statements of cash flows for the nine months ended September 30, 2007.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4. RESTRUCTURING COSTS

     Consolidated restructuring costs at September 30, 2008 and December 31, 2007 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2007	Charge to Continuing Operations	Equity-Based Compensation	Payments Made	Accrued Costs at September 30, 2008

Accrued restructuring costs:
Severance and exit costs	$926	$3,339	$(549)	$(3,295)	$421
Contractual obligations	2,366	—	—	(556)	1,810

Total restructuring costs	$3,292	$3,339	$(549)	$(3,851)	$2,231

Realignment of Workforce – 2008

     During the quarter ended June 30, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. We incurred approximately $3.4 million in severance costs associated with the elimination of these positions. On a segment basis, these restructuring costs were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific. During the three and nine months ended September 30, 2008, we paid approximately $2.0 million and $2.5 million related to these severance and exit costs in cash, respectively, and released an additional $0.5 million in restricted stock awards during the nine months ended September 30, 2008. Our reserve for the 2008 restructuring costs was approximately $0.4 million at September 30, 2008. We anticipate these remaining costs will be paid over the next twelve months.

Realignment of Workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. During the nine months ended September 30, 2008, we paid approximately $0.7 million related to these severance and exit costs. During the nine months ended September 30, 2008, we adjusted our restructuring reserve by approximately $0.1 million as a result of actual severance payments to certain individuals being less than originally estimated. Substantially all restructuring obligations related to the 2007 reserve were paid as of September 30, 2008.

     Amounts paid in the three and nine months ended September 30, 2008 for restructuring costs incurred prior to 2007 totaled $0.2 million and $0.7 million, respectively. At September 30, 2008, our reserve for restructuring costs incurred prior to 2007 totaled $1.8 million primarily for lease termination costs. We anticipate paying these remaining lease termination costs over the next eight years.

5. ACQUISITIONS AND DISPOSITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications, and sales personnel. All revenues and related costs from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

North America

     In July 2008, we acquired certain assets of the audio conferencing business of Soundpath. We paid $20.1 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $13.3 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In May 2008, we acquired certain assets of the audio conferencing business of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $3.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2007, we acquired the assets and stock of Budget Conferencing, Inc., a Canadian-based provider of audio and Web conferencing services. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. In June 2008, we paid an additional $0.7 million in cash to finalize the working capital component of the purchase price. We funded the purchase through our credit facility. We followed SFAS No. 141 and allocated approximately $0.2 million to acquired fixed assets, $0.1 million to other acquisition liabilities, $6.6 million to identifiable customer lists, $1.3 million to trademarks, and $1.4 million to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, we allocated $2.6 million to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. We allocated the residual $14.3 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

     In November 2007, we acquired the stock of Meet24, a Nordic-based provider of conferencing and Web collaboration services. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.2 million to acquired fixed assets, $1.4 million to acquired working capital, $0.9 million to acquired deferred tax assets, $3.8 million to other acquisition liabilities, $8.8 million to identifiable customer lists, and $0.7 million to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, we allocated $2.7 million to long-term deferred tax liabilities. We have not yet finalized the working capital component of the purchase price. We allocated the residual $21.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $18.9 million at September 30, 2008, which was impacted by foreign currency fluctuations of ($1.6) million and working capital adjustments of ($0.5) million for the nine months ended September 30, 2008. In 2008, we paid $2.8 million in cash to a third-party escrow account to satisfy a certain acquisition liability.

6. INDEBTEDNESS

     We have a $375.0 million committed revolving credit facility, which consists of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million has been exercised to date. This accordion feature allows for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions. Our credit facility matures in April 2011.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     During the three months ended March 31, 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million at December 31, 2007 to $375.0 million at March 31, 2008. We paid less than $0.1 million in financing costs for this expansion of our credit facility. We have not had any expansions of our credit facility subsequent to the three months ended March 31, 2008. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

     In April 2007, we entered into an amendment to our credit facility, which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which we used approximately $122.6 million to fund our self-tender offer in the second quarter of 2007.

     At September 30, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions, and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2008, our applicable margin with respect to base rate loans was 0.0%, and our applicable margin with respect to LIBOR loans was 1.5%. At September 30, 2008, our interest rate on 30-day LIBOR loans was 5.43% for our borrowings on which we did not have an interest rate swap agreement in place. At September 30, 2008, we had approximately $276.8 million of borrowings outstanding and approximately $1.6 million in letters of credit outstanding under our credit facility.

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

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $0.6 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $1.5 million recognized in “Accrued expenses” under “Current Liabilities” and a liability of $2.7 million under “Long-Term Liabilities” at September 30, 2008. Monthly settlements with the bank resulted in a loss of approximately $1.2 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, which we recognized in earnings as “Interest expense.”

     On October 1, 2006 our Japanese subsidiary, Xpedite Japan, entered into a Yen-denominated 90-day term loan facility that expires annually on September 30 for ¥300.0 million with Sumitomo Mitsui Banking. Xpedite Japan subsequently renewed this term loan through October 1, 2008. The interest rate on outstanding borrowings during 2008 varied between 1.81% and 1.83%, and borrowings during 2008 varied between ¥200.0 million and ¥300.0 million. At September 30, 2008, Xpedite Japan cancelled this facility with no outstanding borrowings.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 36 months to 60 months. The capital lease

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

obligations recorded on our condensed consolidated balance sheets for these leases was $5.7 million and $4.5 million at September 30, 2008 and December 31, 2007, respectively.

7. EQUITY-BASED COMPENSATION

     We may issue restricted stock awards, stock options, stock appreciation rights, restricted stock units, and other stock-based awards to employees, directors, non-employee consultants and advisors under our amended and restated 2004 long-term incentive plan and our amended and restated 2000 directors stock plan. Options issued under these plans, other than the directors stock plan, may be either incentive stock options, which permit income tax deferral upon exercise of options, or non-qualified options not entitled to such deferral. The compensation committee of our board of directors administers these stock plans.

     In April 2008, our board of directors adopted and, in June 2008, our shareholders approved our amended and restated 2004 long-term incentive plan. The amendment and restatement of our 2004 plan increased the total number of shares authorized for issuance by 2.0 million shares to 6.0 million shares. The maximum number of awards and the maximum fair market value of such awards that we may grant under our 2004 plan during any one calendar year to any one grantee are 1.0 million shares and $8.0 million, respectively. We may not grant more than 3,964,386 of awards in the form of “full value” awards, such as restricted stock, subject to anti-dilution adjustments under our 2004 plan.

     In April 2008, our board of directors adopted and, in June 2008, our shareholders approved our amended and restated 2000 directors stock plan. Only non-employee directors can participate in our directors stock plan. Under our directors stock plan, we have reserved a total of 2.0 million shares of our common stock in connection with awards. We may not grant more than 292,079 of awards in the form of restricted stock, subject to anti-dilution adjustments, and may only grant non-qualified stock options under our directors stock plan.

     We have issued two types of equity-based payment arrangements: non-qualified stock options and restricted stock awards. The expenses associated with these arrangements are recorded in “Cost of revenues,” “Selling and marketing,” “General and administrative” and “Research and development” in our condensed consolidated statements of operations.

Stock Options

     The following table summarizes the stock options activity under our stock plans from December 31, 2007 to September 30, 2008:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	1,108,689	$8.03
Granted	—	—
Exercised	(259,727)	8.84
Expired	(19,174)	9.22

Options outstanding at September 30, 2008	829,788	$7.75	$5,233,178

Vested and expected to vest at September 30, 2008	829,754	$7.75	$5,232,975

Options exercisable at September 30, 2008	825,288	$7.75	$5,206,493

     For the three and nine months ended September 30, 2008, we recognized equity-based compensation (benefit) expense of approximately ($140,000) and $47,000, respectively, related to the vesting of stock options. For the three and nine months ended September 30, 2007, we recognized equity-based compensation expense of

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

approximately $0.1 million and $0.7 million, respectively, related to the vesting of stock options. As of September 30, 2008, we had $1,400 of unvested stock options, which we will record in our statements of operations over a weighted-average recognition period of less than one year. The intrinsic value of stock options exercised in the nine months ended September 30, 2008 and 2007 was $1.5 million and $6.6 million, respectively.

Restricted Stock Awards

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2007 to September 30, 2008:

	Shares	Weighted- Average Grant Date Fair Value

Outstanding at December 31, 2007	2,452,131	$10.28
Granted	562,733	14.47
Vested/released	(811,442)	10.43
Forfeited	(229,916)	9.85

Outstanding at September 30, 2008	1,973,506	11.46

     For the three and nine months ended September 30, 2008, we recognized equity-based compensation expense of approximately $3.1 million and $9.4 million, respectively, related to the vesting of restricted stock. For the three and nine months ended September 30, 2007, we recognized equity-based compensation expense of approximately $2.5 million and $7.2 million, respectively, related to the vesting of restricted stock. As of September 30, 2008, we had approximately $18.4 million of compensation costs related to unvested restricted stock, which we will record in our statements of operations over a weighted-average recognition period of less than two years. The fair value of restricted stock vesting in the three and nine months ended September 30, 2008 was $3.4 million and $11.7 million, respectively. The fair value of restricted stock vesting in the three and nine months ended September 30, 2007 was $3.2 million and $8.8 million, respectively.

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Cost of revenues	$66	$102	$195	$279
Selling and marketing	638	470	2,170	1,702
Research and development	323	217	853	681
General and administrative	1,913	1,765	6,185	5,246

Pre-tax equity-based compensation expense	2,940	2,554	9,403	7,908
Income tax benefits	(1,000)	(868)	(3,197)	(2,689)

Total equity-based compensation expense	$1,940	$1,686	$6,206	$5,219

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at September 30, 2008 and September 30, 2007, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

     Diluted earnings per share gives the effect of all potentially dilutive securities on earnings per share. Our outstanding stock options, unvested restricted shares and warrants are potentially dilutive securities. The difference between basic and diluted weighted-average shares outstanding is the dilutive effect of stock options, unvested restricted shares and warrants.

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” the following table represents a reconciliation of the basic and diluted earnings per share, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
				(As restated)		(As restated)

Basic EPS	$10,758	59,461	$0.18	$7,707	59,327	$0.13
Effect of dilutive securities:
Stock options	—	347	—	—	463	—
Unvested restricted shares	—	727	—	—	574	—
Warrants	—	—	—	—	38	—

Diluted EPS	$10,758	60,535	$0.18	$7,707	60,402	$0.13

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
				(As restated)		(As restated)

Basic EPS	$28,332	59,400	$0.48	$22,487	63,669	$0.35
Effect of dilutive securities:
Stock options	—	376	—	—	624	—
Unvested restricted shares	—	835	—	—	627	—
Warrants	—	—	—	—	29	—

Diluted EPS	$28,332	60,611	$0.47	$22,487	64,949	$0.35

     There were no out-of-the-money stock options, restricted shares or warrants at September 30, 2008. The weighted-average diluted common shares outstanding for the three and nine months ended September 30, 2007 excludes the effect of approximately 71,000 and 42,000 out-of-the-money stock options, restricted shares and warrants because their effect would be anti-dilutive.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. While our domestic operating leases generally do not contain make-whole provision clauses, in instances where we believe a landlord could subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements consistent with SFAS No. 143, “Accounting for Asset Retirement Obligations.” Similarly, for our international operations, where we have either make-whole provision clauses in our leases or believe a landlord could subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-Term Liabilities” in our accompanying condensed consolidated balance sheets. For the nine months ended September 30, 2008, asset retirement obligation liabilities increased by approximately $0.6 million for remediation costs, and $0.2 million of asset retirement obligations were satisfied. The current and long-term portion of the asset retirement obligation liability balance was $0.8 million and $0.4 million at September 30, 2008 and December 31, 2007, respectively.

Litigation and Claims

     We have settled the litigation matters as described below.

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite Systems, LLC, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, or TCPA, and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno's defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno's defendants filed cross-claims against us. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and, on August 22, 2008, the court issued an order of preliminary approval of the settlement, with a formal settlement hearing scheduled for February 23, 2009. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

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

     We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in millions):

	September 30, 2008
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$4.2	—	$4.2	—

Total	$4.2	—	$4.2	—

11. SEGMENT REPORTING

Information concerning the operations in our reportable segments is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (As restated)	2008	2007 (As restated)

Net Revenues:
North America	$96.9	$89.8	$289.0	$265.8
Europe	30.9	24.4	94.2	74.7
Asia Pacific	29.6	25.6	88.6	73.0

	$157.4	$139.8	$471.8	$413.5

Net Income:
North America	$7.0	$4.7	$15.1	$13.6
Europe	1.5	1.2	7.8	5.4
Asia Pacific	2.3	1.8	5.4	3.5

	$10.8	$7.7	$28.3	$22.5

	September 30, 2008	December 31, 2007
Identifiable Assets:
North America	$522.6	$472.1
Europe	101.8	109.9
Asia Pacific	50.9	43.7

	$675.3	$625.7

12. RELATED PARTY TRANSACTIONS

     As disclosed under “Certain Transactions” in our definitive proxy statement dated April 18, 2008, certain members of our board of directors have interests in HowStuffWorks, Inc. Pursuant to a sponsorship agreement for

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

our purchase of online advertisements and Web site design and content development approved by our audit committee and entered into in October 2007, as renewed, we paid HowStuffWorks an aggregate of $800,000, with some payments in 2008 relating to services rendered in 2007, and accrued an additional $200,000 during the nine months ended September 30, 2008. This agreement expired by its terms in September 2008.

13. SUBSEQUENT EVENTS

     In October and November 2008, we repurchased an aggregate of 205,300 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT

     As previously described in Note 3, we have restated our condensed consolidated financial statements for the quarter ended September 30, 2007 to correct the accounting for interest rate swaps entered into in August 2007 associated with our credit facility. The restatement is more fully described in Note 3.

OVERVIEW

     We are a global provider of on-demand, communication technologies-based business process improvement solutions. Our Premiere Global Communications Operating System, or PGiCOS, supports business applications within the following solution sets – Conferencing & Collaboration, Document Solutions, Notifications & Reminders, and eMarketing – within our three segments in North America, Europe and Asia Pacific.

     Key highlights of our financial and strategic accomplishments during the third quarter of 2008 include:

  Grew consolidated net revenues by 12.6% in the third quarter of 2008 compared to the same period in 2007;

  Generated organic consolidated revenues growth, excluding impacts from changes in foreign currency exchange rates and acquisitions during the trailing twelve months, of approximately 6.4% in the third quarter of 2008 compared to the third quarter of 2007; and

  Grew revenue from Conferencing & Collaboration Solutions, the largest solution set within the PGiCOS, by 25.4% in the third quarter of 2008 compared to the same period in 2007.

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

  Continue to expand our recently introduced subscription-based pricing options to our customers; and

  Continue to enhance our Web presence, including adding greater functionality to our Web portal at www.premiereglobal.com.

     We also plan to improve our profitability by continuing to automate our internal processes, enhancing standard access to our platform and solutions via our Web services application programming interfaces and focusing our development efforts on more highly automated applications that have shorter sales cycles and implementation times.

     We believe our success against these objectives will enable us to continue to increase our market share and grow shareholder value throughout the remainder of 2008.

     Because we generate a significant portion of our consolidated revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchanges rates during the third quarter of 2008 negatively impacted our consolidated revenues by approximately $3.0 million compared to the second quarter of 2008. We anticipate movements in foreign currency exchange rates will continue to negatively impact our financial results in the remainder of 2008.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “Significant Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. You should read this discussion in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2007.

     The results of operations for the three and nine months ended September 30, 2008 are not indicative of the results that may be expected for the full fiscal year of 2008 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K/A for the year ended December 31, 2007, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

     The following table presents certain financial information about our segments for the periods presented (in millions, except percent amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (As restated)	2008	2007
				(As restated)

Net Revenues:
North America	$96.9	$89.8	$289.0	$265.8
Europe	30.9	24.4	94.2	74.7
Asia Pacific	29.6	25.6	88.6	73.0

Consolidated	$157.4	$139.8	$471.8	$413.5

Net Income:
North America	$7.0	$4.7	$15.1	$13.6
Europe	1.5	1.2	7.8	5.4
Asia Pacific	2.3	1.8	5.4	3.5

Consolidated	$10.8	$7.7	$28.3	$22.5

Percent of Consolidated Net Revenues:
North America	61.6%	64.2%	61.2%	64.3%
Europe	19.6%	17.5%	20.0%	18.1%
Asia Pacific	18.8%	18.3%	18.8%	17.6%

Consolidated	100.0%	100.0%	100.0%	100.0%

Net Revenues

     Consolidated net revenues increased 12.6% to $157.4 million for the three months ended September 30, 2008 compared with $139.8 million for the same period in 2007 and increased 14.1% to $471.8 million for the nine months ended September 30, 2008 compared with $413.5 million for the same period in 2007. Consolidated net revenues increased in the three months ended September 30, 2008 from the same period in 2007 primarily as a result of organic growth in our Conferencing & Collaboration Solutions net revenue, strengthening of various currencies to the U.S. Dollar and our acquisitions of Meet24, iLinc and Soundpath, offset in part by declines in broadcast fax net revenue. Strengthening of various currencies to the U.S. Dollar resulted in consolidated net revenues growth of approximately $3.1 million and $15.9 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, North America operating segment net revenue was 61.6% and 64.2% of consolidated net revenues, respectively, and for the nine months ended September 30, 2008 and 2007, North America net revenue was 61.2% and 64.3% of consolidated net revenues, respectively. North America net revenue increased 8.0% to $96.9 million for the three months ended September 30, 2008 compared with $89.8 million for the same period in 2007 and increased 8.7% to $289.0 million for the nine months ended September 30, 2008 compared with $265.8 million for the same period in 2007. These increases in North America net revenue were attributable primarily to organic growth in our Conferencing & Collaboration Solutions net revenue and our acquisitions of iLinc and Soundpath, offset in part by declines in our broadcast fax net revenue. Fluctuations in foreign exchange rates from our Canadian operations did not have an effect for the three months ended September 30, 2008 and resulted in North America net revenue growth of approximately $1.2 million for the nine months ended September 30, 2008 as compared to the same periods in 2007. Our Conferencing & Collaboration Solutions net revenue in North America was approximately $77.8 million and $67.7 million for the three months ended September 30, 2008 and 2007, respectively, and $229.4 million and $199.1 million for the nine months ended September 30, 2008 and 2007, respectively. Our broadcast fax net revenue in North America was approximately $3.0 million and $4.9 million for the three months ended September 30, 2008 and 2007, respectively, and $9.7 million and $15.7 million for the nine months ended September 30, 2008 and 2007, respectively. Our North America net revenue, exclusive of Conferencing & Collaboration Solutions net revenue and broadcast fax net revenue, was approximately $16.2 million and $17.2 million for the three months ended September 30, 2008 and 2007, respectively, and $50.0 million and $51.0 million for the nine months ended September 30, 2008 and 2007, respectively.

     For the three months ended September 30, 2008 and 2007, Europe operating segment net revenue was 19.6% and 17.5% of consolidated net revenues, respectively, and for the nine months ended September 30, 2008 and 2007, Europe net revenue was 20.0% and 18.1%, respectively. Europe net revenue increased 26.3% to $30.9 million for the three months ended September 30, 2008 compared with $24.4 million for the same period in 2007 and increased 26.0% to $94.2 million for the nine months ended September 30, 2008 compared with $74.7 million for the same period in 2007. These increases in Europe net revenue were attributable primarily to organic growth in our Conferencing & Collaboration Solutions net revenue, our acquisition of Meet24 and the strengthening of the Euro to the U.S. Dollar, offset in part by declines in our broadcast fax net revenue. Fluctuations in foreign exchange rates resulted in Europe net revenue growth of approximately $1.8 million and $8.5 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Our Conferencing & Collaboration Solutions net revenue in Europe was approximately $20.6 million and $11.0 million for the three months ended September 30, 2008 and 2007, respectively, and $59.7 million and $31.6 million for the nine months ended September 30, 2008 and 2007, respectively. Our broadcast fax net revenue in Europe was approximately $2.9 million and $5.5 million for the three months ended September 30, 2008 and 2007, respectively, and $10.9 million and $18.4 million for the nine months ended September 30, 2008 and 2007, respectively. Our Europe net revenue, exclusive of Conferencing & Collaboration Solutions net revenue and broadcast fax net revenue, was approximately $7.3 million and $7.9 million for the three months ended September 30, 2008 and 2007, respectively, and $23.6 million and $24.7 million for the nine months ended September 30, 2008 and 2007, respectively.

     For the three months ended September 30, 2008 and 2007, Asia Pacific operating segment net revenue was 18.8% and 18.3% of consolidated net revenues, respectively, and for the nine months ended September 30, 2008 and 2007, Asia Pacific net revenue was 18.8% and 17.6% of consolidated net revenues, respectively. Asia Pacific net revenue increased 15.5% to $29.6 million for the three months ended September 30, 2008 compared with $25.6 million for the same period in 2007 and increased 21.5% to $88.6 million for the nine months ended September 30, 2008 compared with $73.0 million for the same period in 2007. These increases in Asia Pacific net revenue were attributable primarily to organic growth in our Conferencing & Collaboration Solutions net revenue and the strengthening of the Australian Dollar and Japanese Yen to the U.S. Dollar. Fluctuations in foreign exchange rates resulted in segment net revenue growth of approximately $1.3 million and $6.1 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. Our Conferencing & Collaboration Solutions net revenue in Asia Pacific was approximately $14.6 million and $11.3 million for the three months ended September 30, 2008 and 2007, respectively, and $42.7 million and $30.8 million for the nine months ended September 30, 2008 and 2007, respectively. Our broadcast fax net revenue in Asia Pacific was approximately $7.9 million and $8.2 million for the three months ended September 30, 2008 and 2007, respectively, and $24.5 million and $24.3 million for the nine months ended September 30, 2008 and 2007, respectively. Our Asia Pacific net revenue, exclusive of Conferencing & Collaboration Solutions net revenue and broadcast fax net revenue, was approximately $7.1 million and $6.1 million for the three months ended September 30, 2008 and 2007, respectively, and $21.4 million and $17.9 million for the nine months ended September 30, 2008 and 2007, respectively.

Cost of Revenues

	Three Months Ended September 30		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$41.3	$36.4	4.9	13.6	$121.3	$105.5	15.8	15.0
Europe	10.2	9.0	1.2	13.0	31.2	26.8	4.4	16.2
Asia Pacific	13.7	12.0	1.7	13.9	40.6	35.8	4.8	13.5

Consolidated	$65.2	$57.4	7.8	13.6	$193.1	$168.1	25.0	14.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenues as a percent of net revenues:
North America	42.6%	40.5%	41.9%	39.7%
Europe	33.1%	36.9%	33.1%	35.9%
Asia Pacific	46.3%	46.9%	45.9%	49.1%
Consolidated	41.4%	41.1%	40.9%	40.7%

     Consolidated cost of revenues as a percentage of consolidated net revenues was 41.4% and 41.1% for the three months ended September 30, 2008 and 2007, respectively, and 40.9% and 40.7% for the nine months ended September 30, 2008 and 2007, respectively. Consolidated cost of revenues increased 13.6% to $65.2 million for the three months ended September 30, 2008 compared with $57.4 million for the same period in 2007 and increased 14.9% to $193.1 million for the nine months ended September 30, 2008 compared with $168.1 million for the same period in 2007. Consolidated cost of revenues as a percentage of consolidated net revenues increased in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 primarily as a result of our acquisitions of Meet24, iLinc and Soundpath and growth in higher cost of net revenue large enterprise customers in our Conferencing & Collaboration Solutions net revenue in North America. These increases were offset in part by cost reductions primarily from our delivery organization re-engineering efforts in North America and Europe, which began in the second quarter of 2007, and network upgrades to our fax delivery platform in Asia Pacific and Europe during the second half of 2007. Fluctuations in foreign exchange rates resulted in consolidated cost of revenues growth of approximately $1.1 million and $5.7 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007. For the three months ended September 30, 2008 and 2007, we capitalized network engineering costs associated with the development and deployment of customer supporting infrastructure of approximately $1.4 million and $0.9 million, respectively, and for the nine months ended September 30, 2008 and 2007, we capitalized approximately $4.1 million and $1.5 million, respectively. The increase in capitalization costs are primarily related to network upgrades to our global service delivery platforms. Capitalized network engineering costs as a percentage of total cash cost of revenues was 2.1% and 1.6% for the three months ended September 30, 2008 and 2007, respectively, and 2.1% and 0.9% for the nine months ended September 30, 2008 and 2007, respectively.

     For the three months ended September 30, 2008 and 2007, North America cost of revenue was 42.6% and 40.5% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, operating segment cost of revenue was 41.9% and 39.7% of North America net revenue, respectively. North America cost of revenue increased 13.6% to $41.3 million for the three months ended September 30, 2008 compared with $36.4 million for the same period in 2007 and increased 15.0% to $121.3 million for the nine months ended September 30, 2008 compared with $105.5 million for the same period in 2007. North America cost of revenue increased as a percentage of operating segment net revenue primarily as a result of our acquisitions of iLinc and Soundpath and growth in higher cost of net revenue large enterprise customers in our Conferencing & Collaborations Solutions net revenue offset by a decline in our lower cost of revenue from our broadcast fax net revenue. Fluctuations in foreign exchange rates did not have an effect for the three months ended September 30, 2008 and resulted in North America cost of revenue growth of approximately $0.3 million for the nine months ended September 30, 2008 as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, Europe cost of revenue was 33.1% and 36.9% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, Europe cost of revenue was 33.1% and 35.9% of operating segment net revenue, respectively. Europe cost of revenue increased 13.0% to $10.2 million for the three months ended September 30, 2008 compared with $9.0 million for the same period in 2007 and increased 16.2% to $31.2 million for the nine months ended September 30, 2008 compared with $26.8 million for the same period in 2007. Europe cost of revenue decreased as a percentage of Europe net revenue primarily as a result of declines in higher cost of revenue broadcast fax net revenue, growth in lower cost of revenue from our Conferencing & Collaboration Solutions net revenue and cost savings associated with our service delivery organization re-engineering efforts in Europe which began in the second quarter of 2007, and network upgrades to our fax delivery platform in the first half of 2008, partially offset by our acquisition of Meet24. Fluctuations in foreign exchange rates resulted in segment cost of revenues growth of approximately $0.6 million and $3.1 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, Asia Pacific cost of revenue was 46.3% and 46.9% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, Asia Pacific cost of revenue was 45.9% and 49.1% of operating segment net revenue, respectively. Asia Pacific cost of revenue increased 13.9% to $13.7 million for the three months ended September 30, 2008 compared with $12.0 million for the same period in 2007 and increased 13.5% to $40.6 million for the nine months ended September 30, 2008 compared with $35.8 million for the same period in 2007. Asia Pacific operating segment cost of revenue decreased as a percentage of Asia Pacific net revenue primarily as a result of network cost savings related to upgrades in our fax delivery platform during the second half of 2007 and growth in lower cost of revenue from our Conferencing & Collaboration Solutions net revenue. Fluctuations in foreign exchange rates resulted in segment cost of revenue growth of approximately $0.5 million and $2.4 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

Selling and Marketing Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$22.7	$21.1	1.6	7.3	$69.9	$66.3	3.6	5.2
Europe	9.0	7.7	1.3	17.1	29.1	23.0	6.1	26.8
Asia Pacific	6.0	5.3	0.7	13.1	18.8	15.7	3.1	20.2

Consolidated	$37.7	$34.1	3.6	10.4	$117.8	$105.0	12.8	12.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Selling and marketing expenses as a percent of net
revenues:

North America	23.4%	23.6%	24.2%	25.0%
Europe	29.2%	31.5%	30.9%	30.7%
Asia Pacific	20.2%	20.6%	21.3%	21.5%
Consolidated	24.0%	24.4%	25.0%	25.4%

     Consolidated selling and marketing expenses as a percentage of consolidated net revenues were 24.0% and 24.4% for the three months ended September 30, 2008 and 2007, respectively, and 25.0% and 25.4% for the nine months ended September 30, 2008 and 2007, respectively. Consolidated selling and marketing expenses increased 10.4% to $37.7 million for the three months ended September 30, 2008 compared with $34.1 million for the same period in 2007 and increased 12.2% to $117.8 million for the nine months ended September 30, 2008 compared with $105.0 million for the same period in 2007. The increase in selling and marketing expenses resulted primarily from our acquisitions of Meet24, iLinc and Soundpath, our investment in selling and marketing resources in all of our operating segments and the strengthening of various currencies to the U.S. Dollar. Fluctuations in foreign exchange rates resulted in selling and marketing expenses growth of approximately $0.8 million and $4.1 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, North America selling and marketing expenses were 23.4% and 23.6% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, North America selling and marketing expenses were 24.2% and 25.0% of operating segment net revenue, respectively. North America selling and marketing expenses increased 7.3% to $22.7 million for the three months ended September 30, 2008 compared with $21.1 million for the same period in 2007 and increased 5.2% to $69.9 million for the nine months ended September 30, 2008 compared with $66.3 million for the same period in 2007. North America selling and marketing expenses increased primarily as a result of our acquisitions of iLinc and Soundpath and the strengthening of the Canadian Dollar against the U.S. Dollar, offset in part by increased optimization of selling and marketing expense toward growth in our Conferencing & Collaboration Solutions net revenue. Fluctuations in foreign exchange rates related primarily to the Canadian Dollar did not have an effect for the three months ended September 30, 2008 and resulted in North America selling and marketing expenses growth of approximately $0.2 million for the nine months ended September 30, 2008 as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, Europe selling and marketing expenses were 29.2% and 31.5% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, Europe selling and marketing expenses were 30.9% and 30.7% of operating segment net revenue, respectively. Europe selling and marketing expense increased 17.1% to $9.0 million for the three months ended September 30, 2008 compared with $7.7 million for the same period in 2007 and increased 26.8% to $29.1 million for the nine months ended September 30, 2008 compared with $23.0 million for the same period in 2007. Europe selling and marketing expenses increased primarily as a result of our acquisition of Meet24, strengthening of the Euro against the U.S. Dollar and our investment in selling and marketing resources in our Conferencing & Collaboration Solutions. Fluctuations in foreign exchange rates related primarily to the Euro resulted in Europe selling and marketing expenses growth of approximately $0.5 million and $2.6 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, Asia Pacific selling and marketing expenses were 20.2% and 20.6% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, Asia Pacific selling and marketing expenses were 21.3% and 21.5% of operating segment net revenue, respectively. Asia Pacific selling and marketing expenses increased 13.1% to $6.0 million for the three months ended September 30, 2008 compared with $5.3 million for the same period in 2007 and increased 20.2% to $18.8 million for the nine months ended September 30, 2008 compared with $15.7 million for the same period in 2007. Asia Pacific selling and marketing expenses increased primarily as a result of the strengthening of the Australian Dollar and Japanese Yen against the U.S. Dollar and our investment in selling and marketing resources in our Conferencing & Collaboration Solutions. Fluctuations in foreign exchange rates associated primarily with the Australian Dollar and Japanese Yen resulted in Asia Pacific selling and marketing expenses growth of approximately $0.3 million and $1.3 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

Research and Development Expenses

     Consolidated research and development expenses as a percentage of consolidated net revenues were 2.6% and 2.6% for the three months ended September 30, 2008 and 2007, respectively, and 2.6% and 2.5% for the nine months ended September 30, 2008 and 2007, respectively. Consolidated research and development expenses increased 12.9% to $4.1 million for the three months ended September 30, 2008 compared with $3.6 million for the same period in 2007 and increased 18.5% to $12.3 million for the nine months ended September 30, 2008 compared with $10.4 million for the same period in 2007. The increase in research and development expenses is primarily associated with additional resources invested in the maintenance and support of our Conferencing & Collaboration Solutions, our Notifications & Reminders Solutions and the establishment of a new Web development organization in North America. We capitalize costs associated with product development as internally developed software, under “Property and Equipment, Net” in our condensed consolidated balance sheets, whereas we expense management overhead, facilities costs and maintenance activities as research and development. For the three months ended September 30, 2008 and 2007, we capitalized research and development related software development costs of approximately $4.7 million and $3.1 million, respectively, and for the nine months ended September 30, 2008 and 2007, we capitalized research and development related software development costs of approximately $12.7 million and $6.9 million, respectively. The increase in capitalized research and development related software costs are primarily related to new application development and existing application upgrades. Capitalized research and development related software costs as a percentage of total cash cost of research and development was 53.5% and 45.9% for the three months ended September 30, 2008 and 2007, respectively, and 50.7% and 40.0% for the nine months ended September 30, 2008 and 2007, respectively. The majority of research and development costs were incurred in North America.

General and Administrative Expenses

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$11.2	$10.5	0.7	6.8	$33.1	$34.8	(1.7)	(5.1)
Europe	3.3	3.0	0.3	8.3	9.7	8.8	0.9	9.6
Asia Pacific	2.5	2.4	0.1	4.7	7.2	6.2	1.0	17.8

Consolidated	$17.0	$15.9	1.1	6.8	$50.0	$49.8	0.2	0.3

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
General and administrative expenses as a percent of net
revenues:

North America	11.6%	11.7%	11.4%	13.1%
Europe	10.6%	12.3%	10.3%	11.8%
Asia Pacific	8.4%	9.3%	8.2%	8.4%
Consolidated	10.8%	11.4%	10.6%	12.0%

     Consolidated general and administrative expenses as a percentage of consolidated net revenues were 10.8% and 11.4% for the three months ended September 30, 2008 and 2007, respectively, and 10.6% and 12.0% for the nine months ended September 30, 2008 and 2007, respectively. Consolidated general and administrative expenses increased 6.8% to $17.0 million for the three months ended September 30, 2008 compared with $15.9 million for the same period in 2007 and increased 0.3% to $50.0 million for the nine months ended September 30, 2008 compared with $49.8 million for the same period in 2007. The increase in general and administrative expenses is primarily the result of our acquisitions of Meet24, iLinc and Soundpath and the strengthening of various currencies to the U.S. Dollar. Fluctuations in foreign exchange rates resulted in general and administrative expenses growth of approximately $0.3 million and $1.5 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, North America general and administrative expenses were 11.6% and 11.7% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, North America general and administrative expenses were 11.4% and 13.1% of operating segment net revenue, respectively. North America general and administrative expenses increased 6.8% to $11.2 million for the three months ended September 30, 2008 compared with $10.5 million for the same period in 2007 and decreased 5.1% to $33.1 million for the nine months ended September 30, 2008 compared with $34.8 million for the same period in 2007. North America general and administrative expenses increased during the three months ended September 30, 2008 primarily as a result of our acquisitions of iLinc and Soundpath and the strengthening of the Canadian Dollar against the U.S. Dollar. North America general and administrative expenses decreased during the nine months ended September 30, 2008 primarily as a result of the cessation of proxy-related costs incurred during the nine months ended September 30, 2007, offset in part by our acquisition of Budget Conferencing. Fluctuations in foreign exchange rates did not have an effect for the three months ended September 30, 2008 and resulted in North America general and administrative expenses growth of approximately $0.1 million for the nine months ended September 30, 2008 as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, Europe general and administrative expenses were 10.6% and 12.3% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, Europe general and administrative expenses were 10.3% and 11.8% of operating segment net revenue, respectively. Europe general and administrative expenses increased 8.3% to $3.3 million for the three months ended September 30, 2008 compared with $3.0 million for the same period in 2007 and increased 9.6% to $9.7 million for the nine months ended September 30, 2008 compared with $8.8 million for the same period in 2007. Europe general and administrative expenses increased primarily as a result of the strengthening of the Euro against the U.S. Dollar and our acquisition of Meet24, offset in part by a reduction in finance and accounting costs from our centralization plan which began in the first quarter of 2007. Fluctuations in foreign exchange rates, primarily related to the Euro, resulted in Europe general and administrative expenses growth of approximately $0.2 million and $1.0 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

     For the three months ended September 30, 2008 and 2007, Asia Pacific general and administrative expenses were 8.4% and 9.3% of operating segment net revenue, respectively, and for the nine months ended September 30, 2008 and 2007, Asia Pacific general and administrative expenses were 8.2% and 8.4% of operating segment net revenue, respectively. Asia Pacific general and administrative expenses increased 4.7% to $2.5 million for the three months ended September 30, 2008 compared with $2.4 million for the same period in 2007 and increased 17.8% to $7.2 million for the nine months ended September 30, 2008 compared with $6.2 million for the same period in 2007. Asia Pacific general and administrative expenses increased primarily as a result of the strengthening of the Australian Dollar and Japanese Yen against the U.S. Dollar. Fluctuations in foreign exchange rates, related to the Australian Dollar and Japanese Yen resulted in Asia Pacific general and administrative expenses growth of approximately $0.1 million and $0.5 million for the three and nine months ended September 30, 2008, respectively, as compared to the same periods in 2007.

State Excise Tax Expense

     During the second quarter of 2008, we learned that certain of our Conferencing & Collaboration Solutions may be subject to a certain state’s telecommunications excise tax statute. We are currently working with this state’s department of revenue to resolve this matter, which spans tax years 2001–2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of September 30, 2008 and recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our condensed consolidated statements of operations during the second quarter of 2008.

Depreciation Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$7.0	$5.7	1.3	20.9	$19.5	$17.1	2.4	13.9
Europe	0.9	0.9	0.0	(0.3)	2.7	2.5	0.2	10.9
Asia Pacific	0.4	0.6	(0.2)	(28.3)	1.9	2.0	(0.1)	(4.1)

Consolidated	$8.3	$7.2	1.1	14.3	$24.1	$21.6	2.5	11.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Depreciation expense as a percent of net revenues:

North America	7.2%	6.4%	6.7%	6.4%
Europe	2.8%	3.6%	2.9%	3.3%
Asia Pacific	1.4%	2.3%	2.1%	2.7%
Consolidated	5.3%	5.2%	5.1%	5.2%

     Consolidated depreciation expense as a percentage of consolidated net revenues was 5.3% and 5.2% for the three months ended September 30, 2008 and 2007, respectively, and 5.1% and 5.2% for the nine months ended September 30, 2008 and 2007, respectively. Consolidated depreciation expense increased 14.3% to $8.3 million for the three months ended September 30, 2008 compared with $7.2 million for the same period in 2007, and increased 11.9% to $24.1 million for the nine months ended September 30, 2008, compared with $21.6 million for the same period in 2007. Consolidated depreciation expense for the three and nine months ended September 30, 2008 increased compared to the same periods in the prior year primarily due to increases in our productive asset base, offset in part by a non-recurring adjustment during the three months ended March 31, 2008 of $0.7 million for revisions made to the estimated remaining economic life of a specific group of assets as a result of management’s periodic review of the continued appropriateness of such estimates.. The resulting change in economic life for this group of assets will result in less than $0.7 million in annual depreciation expense reduction in future annual periods.

     North America depreciation expense totaled $7.0 million and $5.7 million, or 7.2% and 6.4% of operating segment net revenue, for the three months ended September 30, 2008 and 2007, respectively, and $19.5 million and $17.1 million, or 6.7% and 6.4% of operating segment net revenue, for the nine months ended September 30, 2008 and 2007, respectively. Europe depreciation expense totaled $0.9 million and $0.9 million, or 2.8% and 3.6% of operating segment net revenue, for the three months ended September 30, 2008 and 2007, respectively, and $2.7 million and $2.5 million, or 2.9% and 3.3% of operating segment net revenue, for the nine months ended September 30, 2008 and 2007, respectively. Asia Pacific depreciation expense totaled $0.4 million and $0.6 million, or 1.4% and 2.3% of operating segment net revenue, for the three months ended September 30, 2008 and 2007, respectively, and $1.9 million and $2.0 million, or 2.1% and 2.7% of operating segment net revenue, for the nine months ended September 30, 2008 and 2007, respectively.

Amortization Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2008	2007	$	%	2008	2007	$	%

North America	$3.1	$3.6	(0.5)	(14.9)	$9.2	$9.8	(0.6)	(7.0)
Europe	0.9	0.4	0.5	158.4	2.8	1.1	1.7	161.8
Asia Pacific	0.1	0.1	0.0	(5.6)	0.3	0.3	0.0	6.9

Consolidated	$4.1	$4.1	0.0	0.6	$12.3	$11.2	1.1	9.2

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Amortization expense as a percent of net revenues:

North America	3.2%	4.0%	3.2%	3.7%
Europe	3.0%	1.5%	2.9%	1.4%
Asia Pacific	0.3%	0.4%	0.4%	0.4%
Consolidated	2.6%	2.9%	2.6%	2.7%

     Consolidated amortization expense as a percentage of consolidated net revenues was 2.6% and 2.9% for the three months ended September 30, 2008 and 2007, respectively, and 2.6% and 2.7% for the nine months ended September 30, 2008 and 2007, respectively. Consolidated amortization expense remained relatively flat at $4.1 million for the three months ended September 30, 2008 compared with the same period in 2007 and increased 9.2% to $12.3 million for the nine months ended September 30, 2008 compared with $11.2 million for the same period in 2007.

     North America amortization expense totaled $3.1 million and $3.6 million, or 3.2% and 4.0% of operating segment net revenue, for the three months ended September 30, 2008 and 2007, respectively, and $9.2 million and $9.8 million, or 3.2% and 3.7% of operating segment net revenue, for the nine months ended September 30, 2008 and 2007, respectively. Europe amortization expense totaled $0.9 million and $0.4 million, or 3.0% and 1.5% of operating segment net revenue, for the three months ended September 30, 2008 and 2007, respectively, and $2.8 million and $1.1 million, or 2.9% and 1.4% of operating segment net revenue, for the nine months ended September 30, 2008 and 2007, respectively. Asia Pacific amortization expense totaled $0.1 million and $0.1 million, or 0.3% and 0.4% of operating segment net revenue, for the three months ended September 30, 2008 and 2007, respectively, and $0.3 million and $0.3 million, or 0.4% and 0.4% of operating segment net revenue, for the nine months ended September 30, 2008 and 2007, respectively. The decrease in amortization expense in the North America is primarily associated with customer list intangible assets related to acquisitions made in 2003 that have become fully amortized, offset in part by our acquisitions of Budget Conferencing, iLinc and Soundpath. The increase in amortization expense in Europe is primarily associated with our acquisition of Meet24.

Restructuring Costs

Realignment of Workforce – 2008

     During the quarter ended June 30, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. We incurred approximately $3.4 million in severance costs associated with the elimination of these positions. On a segment basis, these restructuring costs were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific. During the three and nine months ended September 30, 2008, we paid approximately $2.0 million and $2.5 million related to these severance and exit costs in cash, respectively, and released an additional $0.5 million in restricted stock awards during the nine months ended September 30, 2008. Our reserve for the 2008 restructuring costs was approximately $0.4 million at September 30, 2008. We anticipate these remaining costs will be paid over the next twelve months.

Realignment of Workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-Conferencing & Collaboration Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We incurred approximately $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. On a segment basis, these restructuring costs were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific. During the nine months ended September 30, 2008, we paid approximately $0.7 million related to these severance and exit costs. During the nine months ended September 30, 2008, we adjusted our restructuring reserve by approximately $0.1 million as a result of actual severance payments to certain individuals being less than originally estimated. Substantially all restructuring obligations related to the 2007 reserve were paid as of September 30, 2008.

     Amounts paid in the three and nine months ended September 30, 2008 for restructuring costs incurred prior to 2007 totaled $0.2 million and $0.7 million, respectively. At September 30, 2008, our reserve for restructuring costs incurred prior to 2007 totaled $1.8 million primarily for lease termination costs. We anticipate paying these remaining lease termination costs over the next eight years.

Net Legal Settlements and Related Expenses

     During the three and nine months ended September 30, 2008 we settled several litigation matters, including certain matters described in Note 9. “Commitments and Contingencies” and Part II, “Item 1. Legal Proceedings,” resulting in net legal settlements and related expenses of approximately $0.8 million and $2.4 million, respectively.

Interest Expense, Net

     Interest expense, net increased to $4.4 million from $4.1 million for the three months ended September 30, 2008 and 2007, respectively, and increased to $14.2 million from $8.7 million for the nine months ended September 30, 2008 and 2007, respectively. Interest expense, net increased primarily as a result of increased interest expense related to the increased average outstanding balance on our credit facility along with a $1.1 million non-recurring charge during the second quarter ended June 30, 2008 for interest related to the excise tax matter discussed under “Sales Excise Tax Expense.” The weighted-average outstanding balance on our credit facility was $296.5 million and $268.2 million for the three months ended September 30, 2008 and 2007, respectively. The weighted-average outstanding balance on our credit facility was $288.0 million and $198.4 million for the nine months ended September 30, 2008 and 2007, respectively. This increase in borrowings is primarily attributable to funding our $122.6 million self-tender offer and our acquisitions of Budget Conferencing, Meet24 and Soundpath.

Unrealized Gain (Loss) on Change in Fair Value of Interest Rate Swaps

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. We recognize changes in fair value, which were approximately $0.6 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $1.5 million recognized in “Accrued expenses” under “Current Liabilities” and a liability of $2.7 million under “Long-Term Liabilities” at September 30, 2008.

Other, Net

     Other, net decreased to an expense of $0.1 million from income of $0.3 million for the three months ended September 30, 2008 and 2007, respectively, and decreased to income of $0.7 million from income of $1.0 million for the nine months ended September 30, 2008 and 2007, respectively. Other, net was comprised primarily of foreign exchange gains and losses related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated intercompany payables and receivables with the United States during the three and nine months ended September 30, 2008.

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications, and sales personnel. All revenues and related costs from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In July 2008, we acquired certain assets of Soundpath. We paid $20.1 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $13.3 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In May 2008, we acquired certain assets of the audio conferencing business of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $3.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2007, we acquired the assets and stock of Budget Conferencing. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. In June 2008, we paid an additional $0.7 million in cash to finalize the working capital component of the purchase price. We funded the purchase through our credit facility. We followed SFAS No. 141 and allocated approximately $0.2 million to acquired fixed assets, $0.1 million to other acquisition liabilities, $6.6 million to identifiable customer lists, $1.3 million to trademarks, and $1.4 million to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, we allocated $2.6 million to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. We allocated the residual $14.3 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

     In November 2007, we acquired the stock of Meet24. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.2 million to acquired fixed assets, $1.4 million to acquired working capital, $0.9 million to acquired deferred tax assets, $3.8 million to other acquisition liabilities, $8.8 million to identifiable customer lists, and $0.7 million to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, we allocated $2.7 million to long-term deferred tax liabilities. We have not yet finalized the working capital component of the purchase price. We allocated the residual $21.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $18.9 million at September 30, 2008, which was impacted by foreign currency fluctuations of ($1.6) million and working capital adjustments of ($0.5) million for the nine months ended September 30, 2008. In 2008, we paid $2.8 million in cash to a third-party escrow account to satisfy a certain acquisition liability.

Liquidity and Capital Resources

     At September 30, 2008, we had $26.4 million in cash and equivalents compared to $18.3 million at December 31, 2007. Cash balances residing outside of the United States at September 30, 2008 were $26.2 million compared to $19.4 million at December 31, 2007. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on the face of our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At September 30, 2008, we had approximately $96.6 million of availability under our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature. For a discussion of our credit facility, see “—Capital resources.”

Cash provided by operating activities

     Net cash provided by operating activities totaled $74.5 million for the nine months ended September 30, 2008 compared to $60.7 million for the same period in 2007. The increase in net cash provided by operating activities is primarily due to increased net income and tax refunds of $9.6 million, offset in part by working capital changes associated with the timing of payments from accounts payable and income taxes payable.

Cash used in investing activities

     Cash used in investing activities totaled $68.8 million for the nine months ended September 30, 2008 compared to $51.5 million for the same period in 2007. The principal uses of cash used in investing activities for the nine months ended September 30, 2008 included $38.6 million of capital expenditures and an aggregate of $30.2 million related to current year business acquisitions and working capital settlements for prior year acquisitions. The principal uses of cash used in investing activities for the nine months ended September 30, 2007 included $30.5 million of capital expenditures and an aggregate of $21.0 million related to 2007 business acquisitions and the payment of non-compete obligations from prior acquisitions.

Cash provided by (used in) financing activities

     Cash provided by financing activities for the nine months ended September 30, 2008 totaled $4.1 million compared with cash used in financing activities of $0.9 million for the same period in 2007. Cash provided by financing activities for the nine months ended September 30, 2008 included approximately $11.1 million of net proceeds from our credit facility and approximately $2.3 million of proceeds from stock option exercises, offset by approximately $10.3 million of treasury stock purchases, of which $3.4 million was associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards and $6.9 million was associated with the purchase of treasury stock. The principal uses of cash used in financing activities for the nine months ended September 30, 2007 included $127.2 million of treasury stock purchases, of which $122.5 million was associated with the shares repurchased in our self-tender offer, $0.9 million was associated with capitalized costs related to our self-tender offer, $1.6 million was related to the repurchase of shares of our common stock in the open market pursuant to our board-approved stock repurchase program and $2.2 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards, offset by $116.5 million of net borrowings on our line of credit and $7.2 million of proceeds from stock option exercises.

Off-balance sheet arrangements

     At September 30, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

State sales tax and excise tax

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have collected and remitted sales tax from our non-Conferencing & Collaboration Solutions customers in applicable states, but have not collected and remitted state sales tax from our Conferencing & Collaboration Solutions customers in all applicable jurisdictions.

     We were notified by the Commonwealth of Massachusetts Department of Revenue in 2006 that our Conferencing & Collaboration Solutions are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this notification, and an audit by the state surrounding this issue followed. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. In April 2008, we filed returns for January 2005 to February 2006. During the nine months ended September 30, 2008, we made additional aggregate payments of $0.9 million associated with taxable periods prior to 2005 through February 2006.

     In March 2007, we were notified by the State of Illinois regarding the taxability of our Conferencing & Collaboration Solutions, and we began assessing sales tax to our Conferencing & Collaboration Solutions customers in Illinois in April 2007. In April 2007, we filed returns and paid approximately $0.6 million to the Illinois Department of Revenue for taxable periods prior to March 2007. In July 2008, we made additional payments to the State of Illinois and the City of Chicago of $0.2 million for periods prior to April 2007. Additional amounts may be due as these returns are audited.

     During the first quarter of 2008, we completed an outstanding audit with the State of New York related to our former operating segment, Voicecom, which was discontinued in 2001 and paid $1.7 million for outstanding telecommunications excise taxes.

     During the second quarter of 2008, we learned that certain of our Conferencing & Collaboration Solutions may be subject to a certain state’s telecommunications excise tax statutes. We are currently working with this state’s department of revenue to resolve this matter, which spans tax years 2001–2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of September 30, 2008. We recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our condensed consolidated statements of operations during the second quarter of 2008.

     At September 30, 2008 and December 31, 2007, we had reserved approximately $5.3 million and $5.2 million, respectively, for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Income taxes

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards, which will, more likely than not, be utilized. These differences are primarily attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are primarily attributable to non-deductible employee compensation under Section 162(m) of the tax code.

     Our effective income tax rate was 32.9% and 29.4% for the three and nine months ended September 30, 2008, respectively. Our effective income tax rate varied from statutory rates during the three and nine months ended September 30, 2008 primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with our U.K. subsidiary. The change in the effective income tax rate for the three and nine months ended September 30, 2008 is primarily related to a change in income mix between international tax jurisdictions. Our effective income tax rate was 35.9% and 33.9% for the three and nine months ended September 30, 2007, respectively. The effective income tax rate varied from statutory rates during the three and nine months ended September 30, 2007 primarily as a result of non-deductible executive compensation expenses and the impact of the release of a net operating loss usage limitation related to a prior acquisition. The change in our effective income tax rate for the three and nine months ended September 30, 2007 is primarily related to a change in income mix between international tax jurisdictions, favorable changes to tax rates in certain foreign jurisdictions and changes in valuation allowance accounts, which are estimates where adjustments are required when facts and circumstances indicate that realization of tax benefits or the actual amount of taxes expected to be paid has changed. The decline in our tax rates in 2008 from 2007 is primarily attributable to continued favorable changes to tax rates in certain foreign jurisdictions.

     We adopted the provisions of the FIN No. 48 on January 1, 2007. We recorded provisions for certain asserted international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 2000 to 2007 remain subject to income tax examinations by tax authorities.

     At September 30, 2008, we had $4.1 million of unrecognized tax benefits, including $1.0 million of unrecognized tax benefits that if recognized would affect our annual effective tax rate. The unrecognized tax benefits at September 30, 2008 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our accompanying condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months. As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize them in “Interest expense” and “Operating expenses,” respectively, in our condensed consolidated statements of operations. We had accrued interest and penalties of approximately $1.6 million and $1.3 million at September 30, 2008 and December 31, 2007, respectively, related to uncertain tax positions.

     In the ordinary course of business, we are subject to inquiries from U.S. and non-U.S. tax authorities regarding the amount of taxes due. These inquiries may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Furthermore, during the ordinary course of business, other changing facts and circumstances may impact our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we have appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable,” which could materially impact our financial condition and results of operations.

Capital resources

     We have a $375.0 million committed revolving credit facility, which consists of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million has been exercised to date. This accordion feature allows for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions. Our credit facility matures in April 2011.

     During the three months ended March 31, 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million at December 31, 2007 to $375.0 million at March 31, 2008. We paid less than $0.1 million in financing costs for this expansion of our credit facility. We have not had any expansions of our credit facility subsequent to the three months ended March 31, 2008. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

     In April 2007, we entered into an amendment to our credit facility, which inserted into the applicable margin pricing grid a new tier based on a total leverage ratio of 2.5 times or greater, increased the permitted covenant level of the consolidated total leverage ratio and amended certain other provisions to allow us to purchase, redeem or otherwise acquire up to an additional $150.0 million of our common stock during 2007, of which we used approximately $122.6 million to fund our self-tender offer in the second quarter of 2007.

     At September 30, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions, and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At September 30, 2008, our applicable margin with respect to base rate loans was 0.0%, and our the applicable margin with respect to LIBOR loans was 1.5%. At September 30, 2008, our interest rate on 30-day LIBOR loans was 5.43% for our borrowings on which we did not have an interest rate swap agreement in place. At September 30, 2008, we had approximately $276.8 million of borrowings outstanding and approximately $1.6 million in letters of credit outstanding under our credit facility.

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

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. We did not designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. Changes in fair value, which were approximately $0.6 million and $0.3 million for the three and nine months ended September 30, 2008, respectively, are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations. The fair value of the interest rate swaps resulted in a liability of $1.5 million recognized in “Accrued expenses” under “Current Liabilities” and a liability of $2.7 million under “Long-Term Liabilities” at September 30, 2008. Monthly settlements with the bank resulted in a loss of approximately $1.2 million and $2.9 million for the three and nine months ended September 30, 2008, respectively, which we recognized in earnings as “Interest expense.”

     On October 1, 2006 our Japanese subsidiary, Xpedite Japan, entered into a Yen-denominated 90-day term loan facility that expires annually on September 30 for ¥300.0 million with Sumitomo Mitsui Banking. Xpedite Japan has subsequently renewed this term loan through October 1, 2008. The interest rate on outstanding borrowings during 2008 varied between 1.81% and 1.83%, and borrowings during 2008 varied between ¥200.0 million and ¥300.0 million. At September 30, 2008, Xpedite Japan cancelled this facility with no outstanding borrowings.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 36 months to 60 months. The capital lease obligations recorded on our condensed consolidated balance sheets for these leases was $5.7 million and $4.5 million at September 30, 2008 and December 31, 2007, respectively.

Liquidity

     At September 30, 2008, we had $26.4 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the nine months ended September 30, 2008. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which historically have been 4% to 8% of annual consolidated net revenues, and to fund research and development costs for new services and enhancements to existing services, which historically have been approximately 2% to 3% of annual consolidated net revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions. At September 30, 2008, we had $96.6 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature.

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

SUBSEQUENT EVENTS

     In October and November 2008, we repurchased an aggregate of 205,300 shares of our common stock in the open market pursuant to our board-approved stock repurchase program for approximately $1.8 million.

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

  Goodwill and other intangible assets;

  Income taxes;

  Restructuring costs;

  Legal contingencies; and

  Derivative instruments.

     For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K/A for the fiscal year ended December 31, 2007.

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

  Our ability to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations, or expand into new markets;

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

  Global economic slowdown or changes in the cost or availability of financing;

  Factors described under the caption Item 1A. “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2007, our quarterly reports on Form 10-Q/A for the quarters ended March 31, 2008 and June 30, 2008 and this Form 10-Q; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75%. These interest rate swaps effectively convert the interest payments of $200.0 million of our LIBOR-based borrowings to a fixed rate. Changes in fair value, which were approximately $0.3 million for the nine months ended September 30, 2008, are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” in our condensed consolidated statements of operations, in accordance with SFAS No. 133, as these interest rate swaps were not designated as hedges.

     At September 30, 2008, we had borrowings of approximately $76.8 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.8 million based on our September 30, 2008 debt level.

     Approximately 40% of our consolidated net revenues and 35% of our operating expenses were transacted in foreign currencies in 2008. Additionally, we have foreign currency denominated debt as part of our line of credit. At September 30, 2008 we had debt outstanding of 8.0 million Euros and 13.9 million Canadian Dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change consolidated revenues for the nine months ended September 30, 2008 by approximately $18.9 million, operating expenses for the same period by approximately $14.6 million and outstanding debt by approximately $2.4 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Norway, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at September 30, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 and concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms as a result of the unremediated material weakness in internal control over financial reporting with respect to the application of GAAP in the accounting for our interest rate swaps under SFAS No. 133 as of December 31, 2007, as discussed below.

Changes in Internal Control Over Financial Reporting

     As disclosed in our annual report on Form 10-K/A for the year ended December 31, 2007, our management identified a material weakness in our internal control over financial reporting as of December 31, 2007, as discussed below, which has not yet been fully remediated and which resulted in the restatement of our consolidated financial statements for the year ended December 31, 2007 and for the quarters ended March 31, 2008 and June 30, 2008. Our disclosure controls and procedures in place related to interest rate swaps were not properly designed to provide reasonable assurance that these swaps would be properly recorded and disclosed in accordance with GAAP in our consolidated financial statements, which resulted in a material weakness in our internal control over financial reporting.

Remediation steps to address material weakness

     While we have corrected the accounting error for our interest rate swaps and restated our financial statements for the year ended December 31, 2007 and for the quarters ended March 31, 2008 and June 30, 2008 to reflect the fair value and changes in fair value in our interest rate swaps in our consolidated financial statements, we have not yet completed the remediation of the material weakness in our internal control over financial reporting as of the date of the filing of this quarterly report. We believe, however, that our remediation efforts, when completed, will be sufficient to eliminate the material weakness. In addition, we intend to designate our interest rate swaps as cash flow hedges utilizing the “long-haul” method of effectiveness testing in order to receive hedge accounting treatment for these swaps in future periods. These remediation efforts will include:

  Installing new software to support our derivative testing with the assistance of third party consultants with expertise in hedge accounting requirements; and

  Providing additional training and accounting reviews designed to ensure that accounting and other relevant personnel involved in derivative transactions appropriately apply SFAS No. 133 and its related interpretations.

     There were no changes in internal controls over financial reporting identified in connection with the above evaluation that occurred during the quarter ended September 30, 2008 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have settled the litigation matters as described below.

     On May 18, 2007, Gibson & Co. Ins. Brokers served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal TCPA and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant) and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno's defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007. Subsequently, we filed cross-claims against the other defendants, and the Quizno's defendants filed cross-claims against us. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and on August 22, 2008, the court issued an order of preliminary approval of the settlement, with a formal settlement hearing scheduled for February 23, 2009. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations. We can offer no assurance as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     The risk factors set forth below update the risk factors section previously disclosed in Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K/A for the year ended December 31, 2007 and Part II, Item 1A. “Risk Factors” in our quarterly reports on Form 10-Q/A for the quarters ended March 31, 2008 and June 30, 2008, which include a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations.

Our level of indebtedness may harm our financial condition and results of operations.

     We have incurred indebtedness under our $375.0 million credit facility, which consists of an original credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million has been exercised to date. As of September 30, 2008, we had approximately $276.8 million of borrowings outstanding and approximately $1.6 million in letters of credit outstanding under our credit facility. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of September 30, 2008, we have two $100.0 million interest rate swaps, one of which is two years at a fixed rate of approximately 4.99% and one of which is three years with a fixed rate of approximately 4.75%.

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

  depending on the levels of our outstanding debt, our ability to obtain additional financing for working capital, acquisitions, capital expenditures, general corporate and other purposes may be limited; and

  recent credit market events and the subsequent tightening of the availability of capital both from financial institutions and the debt markets may have an adverse effect on our ability to access additional capital.

     At the maturity of our credit facility in April 2011 or in the event of an acceleration of the indebtedness under our facility following an event of default, the entire outstanding principal amount of the indebtedness, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration, and unless the current credit markets improve, we may not be able to refinance our credit facility. If we default and are not able to pay or refinance any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

Regulatory and legislative changes may discourage certain customers from using some of our services and could adversely impact our results of operations.

     Regulatory and legislative changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation and rules and regulations relating to unsolicited fax advertising, telemarketing and unsolicited commercial e-mail. The TCPA and associated rules promulgated by the Federal Communication Commission, or FCC, prohibit the sending of unsolicited fax advertisements and proscribe certain telemarketing practices. Other federal laws implemented by the Federal Trade Commission, or FTC, also substantially regulate telemarketing, including the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The Can Spam law places certain requirements on senders of commercial e-mail, including requiring senders to honor opt-out requests and banning false and deceptive headers and subject lines. In addition to federal laws and regulations, numerous state laws and regulations govern such activities. For instance, certain states regulate or restrict prerecorded telemarketing and other messages, and certain states may restrict or make political calls subject to do not call and other requirements, although such calls are exempt from the federal do not call requirements. Compliance with applicable laws and regulations could have an adverse impact on the volume of fax, voice and e-mail messages sent utilizing our platforms. For example, although Congress amended the TCPA by passing the Junk Fax Prevention Act of 2005, or JFPA, to expressly permit the faxing of advertisements to entities and persons that have an established business relationship, or EBR, with a sender provided certain conditions are met, Congress also imposed notice language for fax advertisements and mandated an opt-out mechanism. Despite the passage of the JFPA, new notice requirements and any future time limits on the EBR exemption may discourage use by some of our broadcast fax customers and could adversely impact our revenues. In addition, the FTC recently issued new rules that further restrict prerecorded telemarketing calls. Effective September 1, 2009, these new FTC rules prohibit prerecorded telemarketing calls except in instances of written prior express consent, which could also impact customer use of our broadcast voice services to the extent a customer sought to use these services for marketing messages, distinct from informational, transactional or other messages exempt under the FTC’s rules. Although we believe we comply with laws and regulations applicable to us, we could nevertheless be subject to litigation, fines, losses or other penalties under such laws and regulations.

We have experienced, and will likely continue to experience, losses from fluctuations in currency exchange rates.

     A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. We conduct business in 23 countries with approximately 40% of our consolidated net revenues and 35% of our operating expenses derived from foreign currencies. As a result, we may experience material losses in revenues and earnings from fluctuations in foreign currencies. For example, the current global economic conditions have caused extreme and unprecedented volatility in foreign currency exchange rates, which we estimate negatively impacted our consolidated revenues by approximately $3.0 million in the quarter ended September 30, 2008 as compared to the second quarter of 2008. We anticipate that such fluctuations will continue to negatively impact our financial results in the remainder of 2008. We cannot predict when this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates.

Recent global economic trends could adversely affect our business and financial results.

     As widely reported, the recent disruption in the global financial markets, including severely diminished liquidity and credit availability, have significantly adversely impacted global economic conditions. These difficult economic conditions could adversely affect our business and results of operations, primarily though our access to credit and the toll these conditions may take on our customers. These conditions have resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is our source for our borrowing and liquidity, and have increased the cost of capital and reduced the availability of credit. Although we currently believe that the financial institutions syndicated under our credit facility will be able to fulfill their commitments, we cannot offer any assurance that these institutions will be able to fulfill their commitments in the future, which could have a material adverse impact on our business. In addition, these weakening economic and credit conditions and outlook may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations. These conditions may also force some of our customers, such as customers in the financial services or other industries, to announce layoffs, consolidate or declare bankruptcy, which could decrease the market for our services.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5. OTHER INFORMATION

     None.

ITEM 6. EXHIBITS
(a)	Exhibits

     The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this Form 10-Q, which are incorporated by reference.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2008	PREMIERE GLOBAL SERVICES, INC.

/s/ Michael E. Havener
Michael E. Havener
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Fourth Amendment to Lease Agreement, dated August 27, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.2	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Fourth Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated August 27, 2008, by the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer, as required by Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.