Form 10-K/A
period 2007-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2009-01-30
CIK 880804

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

EXPLANATORY NOTE

         Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, Premiere Global Services, Inc. is filing this Amendment No. 2 on Form 10-K/A to our annual report on Form 10-K for the year ended December 31, 2007, originally filed on February 29, 2008 and as amended by Amendment No. 1 filed on October 14, 2008, to respond to a comment letter issued by the staff of the Securities and Exchange Commission, or the SEC, in connection with its review of our periodic disclosures pursuant to Section 7266 of the Sarbanes-Oxley Act of 2002. We responded to the comment letter, and the SEC issued a follow-up letter. Specifically, we are filing this Amendment No. 2 to file as Exhibit 23.2 the consent of The JAAG Group, an advisory and consulting services firm engaged by us, for the use of its survey that assessed the current market opportunity for our products and services, which we reference in Part I Item 1. “Business” and to include new certifications of our principal executive officer and principal financial officer.

        Only Part IV – Item 15. “Exhibits and Financial Schedules” is amended in this Form 10-K/A. For the convenience of the reader, this amendment includes, in their entirety, those items in our Amendment No. 1 not being amended and restated except for the “Explanatory Note.” Except to the extent relating to the restatement of our financial statements and other financial information described in Amendment No. 1 and the exhibits included in this Amendment No. 2, this amendment continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. Accordingly, this amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the original filing of our Form 10-K for the fiscal year ended December 31, 2007.

Restatement in Amendment No. 1

         As we disclosed in the “Explanatory Note” to Amendment No. 1, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99%. In December 2007, we amended the life of one of these swaps to three years and reduced its fixed rate to approximately 4.745%. The termination dates of these swaps are currently August 2009 and August 2010. Although we entered into these swaps with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility, we did not at their inception elect to designate them as hedges under Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133). It is not permissible to retroactively designate these swaps as hedges. Therefore, we were required to record the fair value of the swaps in our consolidated balance sheets, and any changes in the fair value of these swaps in our consolidated statements of operations under the line item “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income.”

        Subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008 and in connection with our efforts to update documentation surrounding our critical accounting policies, we identified that the accounting for these interest rate swaps was incorrect. While these swaps had been disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the quarters ended June 30, 2008, March 31, 2008 and September 30, 2007 as derivatives not designated as hedges, their fair value and changes in fair value were not properly recorded in our consolidated balance sheets and statements of operations, respectively. The cumulative effect on net income of the restatement for these interest rate swaps was a $2.9 million loss for the year ended December 31, 2007. The error did not affect the underlying risk management characteristics of the swaps and had no effect on our net revenues, net cash flows or operating income. The restatement is more fully described in Note 3 to our consolidated financial statements.

        In addition, we made the following other corrections related to “Comprehensive income” in Amendment No. 1: In our consolidated statement of shareholders’ equity, the line item headings previously titled “Other comprehensive income” changed to “Comprehensive income,” and in Note 2 to our consolidated financial statements under “Comprehensive Income (Loss)” (formerly “Other Comprehensive Income (Loss)”) we removed the line item “Net income” from the table that rolls forward “Accumulated other comprehensive income” and removed the effects of having included “Net income” in the table for all periods presented.

i

        Our management concluded that our disclosure controls and procedures in place related to interest rate swaps were not properly designed to provide reasonable assurance that these derivatives would be properly recorded and disclosed in accordance with generally accepted accounting principles in the U.S. (GAAP) in our consolidated financial statements, which resulted in a material weakness in our internal control over financial reporting. Therefore, we restated management’s report in Amendment No. 1 to conclude that our internal control over financial reporting was ineffective as of December 31, 2007.

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

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleges that Quizno’s sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, as amended, and seeks damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On June 26, 2007, we answered the plaintiff’s amended complaint, including asserting cross-claims against the Quizno’s defendants. On June 29, 2007, the Quizno’s defendants filed their answer and asserted cross-claims against us. On July 31, 2007, the court entered an order in which it granted certain Quizno’s defendants’ motion to dismiss and denied the motion with respect to other Quizno’s entities. On September 7, 2007, plaintiff proceeded to file another amended complaint against the Quizno’s defendants, Growth Partners (Quizno’s consultant), and us. On September 21, 2007, we filed our answer and affirmative defenses. Certain Quizno’s defendants filed a Motion to Dismiss, which was denied by the Court on December 7, 2007 Subsequently, we filed cross-claims against the other defendants and the Quizno’s defendants filed cross-claims against us. The case is currently in discovery, and no class has yet been certified. We have asserted indemnity rights against our customer Quizno’s, a defendant in this case, and insurance coverage against our insurer. Our insurer has agreed to participate in our defense in connection with the plaintiff’s claims against us, subject to certain reservations of rights and the terms of the policy, including policy limits and deductibles. On February 12 - 13, 2008, the parties engaged in mediation. The parties have reached a global settlement in principle that should resolve all claims and cross-claims and have filed a stipulation with the court informing the court and extending the various deadlines. The settlement is subject to final documentation by the parties and approval by the court. Our financial contribution to the settlement will be well below the limits of our insurance policy.

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

	2007	2006	2005	2004	2003
	(As restated)

Statement of Operations Data:
Net revenues	$559,706	$496,472	$497,473	$449,371	$381,280
Operating income	61,546	46,370	75,279	71,394	37,199
Income from continuing operations attributable to
common and common equivalent shares for:
—basic income per share	30,442	25,509	48,686	40,685	26,913
—diluted income per share	30,442	25,509	48,686	42,071	27,886
Income from continuing operations per common
and common equivalent shares for:
—basic (1)	$0.49	$0.37	$0.69	$0.63	$0.50
—diluted (1)	$0.48	$0.37	$0.67	$0.58	$0.45

(Loss) gain from discontinued operations	—	—	(1,269)	1,195	(976)
Net income attributable to common and common
equivalent shares for:
—basic net income per share	30,442	25,509	47,417	41,880	25,937
—diluted net income per share	30,442	25,509	47,417	43,266	26,910
Net income per common and common
equivalent shares for:
—basic (1)	$0.49	$0.37	$0.67	$0.65	$0.48
—diluted (1)	$0.48	$0.37	$0.66	$0.60	$0.44
Shares used in computing income from continuing
operations and net income per common and
common equivalent shares for:
—basic	62,654	68,933	70,392	64,086	53,767
—diluted	63,940	69,787	72,366	72,280	61,301

Balance Sheets Data (at period end):
Cash, equivalents and marketable securities	$18,259	$18,977	$20,508	$26,458	$24,521
Working capital	21,669	30,169	32,201	27,062	8,626
Total assets	625,656	549,315	495,290	435,476	339,297
Total debt	269,481	138,782	100,474	68,184	105,000
Total shareholders’ equity	239,294	316,291	303,750	266,930	133,718

Statement of Cash Flows Data:
Cash provided by (used in) operating activities
from:
Continuing operations	$91,587	$74,147	$92,582	$84,576	$59,834
Discontinued operations - Voicecom	(650)	(987)	(2,025)	(2,081)	—

Total	$90,937	$73,160	$90,557	$82,495	$59,834
Cash (used in) investing activities	$(94,090)	$(80,966)	$(107,640)	$(111,118)	$(41,860)
Cash provided by (used in) financing activities	$1,901	$5,712	$15,447	$30,481	$(62,573)

(1)	Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible subordinated notes (using the if-converted method), warrants, unvested restricted stock and from stock options (using the treasury stock method). Net income available to common shareholders was adjusted for the interest expense related to our convertible notes prior to conversion.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2008 (October 10, 2008 as to the material weakness with respect to controls in place related to the accounting for the Company’s interest rate swaps) expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, GA
February 29, 2008
(October 10, 2008 as to Note 3)

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(in thousands, except share data)

ASSETS	2007 (As restated)	2006

CURRENT ASSETS
Cash and equivalents	$ 18,259	$ 18,977
Accounts receivable (less allowances of $4,526 and $7,551, respectively)	89,683	82,875
Prepaid expenses and other current assets	13,066	7,742
Deferred income taxes, net	5,522	11,972

Total current assets	126,530	121,566

PROPERTY AND EQUIPMENT, NET	110,767	88,062

OTHER ASSETS
Goodwill	337,246	295,185
Intangibles, net of amortization	43,115	38,357
Deferred income taxes, net	2,587	—
Other assets	5,411	6,145

	$625,656	$549,315

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 51,631	$ 48,967
Income taxes payable	4,497	878
Accrued taxes	8,076	6,011
Accrued expenses	37,276	28,697
Current maturities of long-term debt and capital lease obligations	1,664	2,044
Accrued restructuring costs	1,717	4,800

Total current liabilities	104,861	91,397

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	267,817	136,738
Accrued restructuring costs	1,575	2,339
Accrued expenses	12,109	1,831
Deferred income taxes, net	—	719

Total long-term liabilities	281,501	141,627

COMMITMENTS AND CONTINGENCIES (Note 11 and 15)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 61,755,728
and 70,151,998 shares issued and outstanding in 2007 and 2006, respectively	618	702
Additional paid-in capital	548,418	663,232
Notes receivable, shareholder	(1,702)	(2,004)
Cumulative translation adjustment	10,523	2,088
Accumulated deficit	(318,563)	(347,727)

Total shareholders’ equity	239,294	316,291

	$625,656	$549,315

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

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Premiere Global Services, Inc.

By:	/s/ Boland T. Jones

Boland T. Jones, Chairman of the Board
and Chief Executive Officer

Date: January 30, 2009

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

Exhibit Number
Description

10.63

Amended and Restated Employment Letter between Michael E. Havener and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.64

Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2007 and filed on January 25, 2008). +

10.65

Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated September 30, 2007 under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008). +

10.66

Restricted Stock Agreement between Michael E. Havener and the Registrant dated December 31, 2007 under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008). +

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for year ended December 31, 2007 and filed on February 29, 2008).

23.1	*	Consent of Deloitte & Touche LLP.

23.2	*	Consent of The JAAG Group.

31.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	*	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	*	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

* Filed herewith.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.