Form 10-K
period 2008-12-31
PREMIERE GLOBAL SERVICES, INC.
filed 2009-03-02
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008.

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission file number: 0-27778

PREMIERE GLOBAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	59-3074176 (I.R.S. Employer Identification No.)

3280 Peachtree Road, N.W., The Terminus Building, Suite 1000, Atlanta, Georgia 30305
(address of principal executive office)

(Registrant's telephone number, including area code): (404) 262-8400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.01 Per Share (Title of each class)	New York Stock Exchange (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [   ] Yes [X] No

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [   ] Yes [X] No

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer [X]    Accelerated filer [   ]    Non-accelerated filer [   ]    Smaller reporting company [   ]
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ]    No [X]

     The aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, on June 30, 2008 as reported by the New York Stock Exchange was approximately $842,151,196.

     As of February 23, 2009, 60,807,168 shares of the registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s proxy statement for its 2008 annual meeting of shareholders are incorporated by reference in Part III of this Form 10-K.

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

  Continued weakness in our legacy broadcast fax services, which is part of our PGiSend solution;

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

i

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

  Risks associated with weakening global economic and credit conditions, including customer consolidations, bankruptcies and payment defaults;

  Consolidation, restructuring or bankruptcies of our customers, including due to worsening economic conditions, could decrease our revenues;

  Factors described under the caption Item 1A. “Risk Factors” in this annual report on Form 10-K; and

  Factors described from time to time in our press releases, reports and other filings made with the Securities and Exchange Commission.

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this annual report on Form 10-K and in other documents filed with the Securities and Exchange Commission, or SEC, are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-K, or the date of the statement, if a different date.

ii

iii

PART I

Item 1. Business

Overview

     Premiere Global Services, Inc. develops and markets a comprehensive suite of applied communication technologies. Our proprietary business applications, which we deliver through the PGi Communications Operating System, or PGiCOS, enable companies to improve their productivity and efficiencies by helping them to automate and streamline their critical business processes and to meet and collaborate in a more cost-effective manner. We have a global presence in 24 countries and nearly one million users from our established base of more than 50,000 customers, which includes nearly 90% of the Fortune 500.

     We offer our suite of business applications in the on-demand model, meaning our customers are not burdened with the up-front expense and complexity associated with purchasing and installing hardware and software solutions. Our applications are scalable, customizable to the client or task, easy-to-use and can be integrated with other technologies, including a customer’s existing IT infrastructure.

     We host our applications on our secure, enterprise-class platforms that are located around the world in our server and network operations centers and in third-party co-location facilities. This integrated network of platforms that make up the PGiCOS utilizes our proprietary software and a variety of leading communication technologies, including web and audio conferencing, e-mail, short message services, or SMS, IP fax, automated speech, mobile and other technologies. In addition, we are in the process of integrating newer technologies, such as social networking, virtualization, gaming and web 2.0 into our product suite to meet evolving user preferences.

     We deliver our services through our web site at www.premiereglobal.com, which enables customers to use our suite of applications through their desktop, laptop or mobile device. We also offer open standards access to our technology applications via our application programming interface, or API, suite, enabling our customers and technology partners to integrate our PGiCOS capabilities directly into their enterprise systems and existing business processes.

We market our PGiCOS applications globally through a multi-channel sales organization. These applications are grouped within four solution sets: PGiMeet, PGiSend, PGiNotify and PGiMarket, formerly known as Conferencing & Collaboration, Document Solutions, Notifications & Reminders and eMarketing within our three segments in North America, Europe and Asia Pacific. See Note 16 to our consolidated financial statements for the year ended December 31, 2008 included in this annual report on Form 10-K for information concerning our operations in our reportable segments.

     We were incorporated in Florida in 1991 and reincorporated in Georgia in 1995. As of December 31, 2008, we had approximately 2,650 employees conducting business in North America, Europe and Asia Pacific. Our corporate headquarters are located at 3280 Peachtree Road, N.W., The Terminus Building, Suite 1000, Atlanta, GA 30305, and our telephone number is (404) 262-8400.

Industry Background

     The global economy is experiencing significant challenges and structural changes that are altering the manner in which companies conduct their businesses. Recessionary pressures, the rapidly growing costs and hassle of business travel, environmental concerns and the constant need to improve productivity to remain competitive are increasingly driving companies to utilize information and communication technologies to streamline and improve their business processes and to reduce costs.

     Companies around the world depend on the ability to collaborate internally and externally and to access, manipulate and communicate data, images and web-based information in real time – often in locations far removed from their primary places of business. Communication technologies have become a mission-critical backbone of modern business processes, as even the most basic tasks rely on the ability to communicate in a cost-effective and productive manner.

     Large and small companies around the world conduct a vast number of business processes every day that are communication-based, technology-dependent and highly integrated, both inside and outside of their enterprise. Integrated communication solutions that include voice, data, web, imaging, messaging and mobile capabilities are fast becoming business requirements. These capabilities rely on a secure, robust and flexible information technology backbone and systems expertise that, until recently, required substantial investment in expensive, centralized computing and communication technology infrastructure.

     With the ubiquity of the Internet, substantial declines in the price of, and the resulting increase in, the availability of computer hardware, communication bandwidth and improved data security, a new generation of enterprise technology solutions have been developed and embraced by the market. These solutions allow substantial components of the computing and communication infrastructure to be hosted remotely, with the applications and services required by the customer provided dynamically on an outsourced basis.

     This on-demand, Software-as-a-Service, or SaaS, delivery model has rapidly emerged as a preferred means by which many customers access software and business applications. Using the SaaS model, customers subscribe to services and applications on a single- or integrated-suite basis and utilize those applied technologies over the web as needed. There is typically no need for significant expense or resource allocation related to system implementation or other large software maintenance commitments.

     While we believe that customers have benefited from the SaaS delivery model, vendors like us who implement SaaS-based technology solutions benefit, as well. As an on-demand provider, we centralize our proprietary software and hardware infrastructure in a distributed fashion around the world. The result is that upgrades, maintenance, customization and other required tasks are easier and more cost effective to implement than traditional client-hosted and installed solutions. By leveraging a number of clients across a shared technology infrastructure, we believe that we can achieve economies of scale more rapidly, which enables us to provide our services at a lower total cost of ownership than many premise-based alternatives.

     We believe our enterprise customers can automate their manual and paper-based business processes or create new and better ways of doing business by utilizing the solutions and applications we offer on the PGiCOS. By streamlining and improving a wide array of critical, daily business processes, we believe that we can help customers improve their productivity and business efficiencies, thereby offering high value and delivering meaningful returns on investment.

     We believe that the magnitude of business processes that can be improved through the application of communication technologies that we offer is large and under-penetrated, providing us significant future growth opportunities. We engaged The JAAG Group, an advisory and consulting services firm, to conduct a survey to assess the market opportunity for our solutions in January 2008, in which they estimated the global market opportunity for our solutions to be nearly $10 billion in 2008, growing to nearly $17 billion in 2012. As we continue to extend the capabilities of our PGiCOS solutions and applications, we believe we can increase our addressable market opportunity.

Solution Sets and Business Applications

     We offer a full suite of business applications that we believe provides us a competitive advantage when compared to single product vendors, which are a majority of our competitors. Our strategy is to continue to develop new communication technologies-based business applications that meet the specific requirements of customers within targeted industries.

     Our PGiCOS applications are grouped into the four solution sets listed below:

PGiMeet
(Formerly known as Conferencing & Collaboration Solutions)

     Our PGiMeet conferencing & collaboration solutions include a full-suite of traditional and voice over Internet protocol-based, or VoIP, audio conferencing and web collaboration services for all forms of group meetings, from large events, such as investor relations calls and training sessions, to smaller meetings, such as sales planning calls and project team meetings. PGiMeet services include automated reservationless conferencing, global reservationless conferencing with approximately 90 local access points, operator-assisted event conferencing and web collaboration.

     A few examples of our many PGiMeet applications include:

  Project meetings;

  Employee training;

  Sales pitches;

  Investor presentations; and

  Product launches

PGiSend
(Formerly known as Document Solutions)

     Our PGiSend fax and document delivery solutions integrate reliable IP fax technology with powerful features like PDF optical character recognition to provide a secure, digital alternative for sending, receiving, editing and storing important documents. Users can send and receive faxes using their computer and existing e-mail account with no additional hardware or software required and using unique mobile capabilities that allow users to fax or print any document on any fax machine at any time. Paper documents can be converted into electronic assets that can be distributed securely across the enterprise, archived remotely and accessed through an existing e-mail account or web interface.

A few examples of our many PGiSend applications include:

  Invoice processing;

  eStatements;

  Contact management;

  Employee verifications;

  Claims processing; and

  Delivery confirmations

PGiNotify
(Formerly known as Notifications & Reminders Solutions)

     Our PGiNotify solutions enable clear and compelling notifications and reminders between businesses and their constituents delivered via automated speech, e-mail, fax and SMS technologies. Our enterprise customers can select the best delivery method based on message content, urgency, required recipient action and recipient preferences. Our suite of hosted PGiNotify applications provides customizable features, including recipient authentication, personalized messages with text-to-speech capabilities, hot key transfer for interactive messaging, data collection and real-time, online summary reports.

     A few examples of our many PGiNotify applications include:

  Travel confirmations;

  Appointment reminders;

  Delivery reminders;

  Fraud alerts;

  Prescription reminders; and

  Accounts receivable management

PGiMarket
(Formerly known as eMarketing Solutions)

     Our PGiMarket eMarketing solutions employ real-time event and customer data to create highly-relevant, personalized e-mail marketing campaigns that we believe result in increased response rates, improved customer relationships and higher sales for our enterprise customers. Our full suite of e-mail campaign management tools and intuitive user interface, combined with our strategic expertise empower both aspiring and sophisticated eMarketers to reach the right customers at the right time with the right message.

A few examples of our many PGiMarket applications include:

  eNewsletters;

  Customer loyalty programs;

  Customer re-activation;

  Promotional offers;

  Electronic coupons;

  Lead generation; and

  Lifecycle relationship programs

Our Integration Model - PGiConnect®

     Given our experience integrating and deploying accounts for large enterprises, we identified the need to streamline and better support customer integrations and application development. In 2008, we re-launched an online developer community at www.PGiConnect.com that allows developers, partners and customers to access the PGi Communications Operating System solutions and applications via an open-source, standards-based API. PGiConnect facilitates the sharing of knowledge in a virtual workspace, enabling us to embrace ideation and collaboration using web 2.0 tools.

Customers

     Nearly 90% of the Fortune 500, including leading technology companies, commercial and investment banks, retailers, travel and hospitality firms, health care companies and logistics companies, utilize our PGiCOS applications to drive efficiencies and enhanced productivity within their businesses.

     Our customers apply our PGiCOS solutions to simplify, automate or improve their existing business processes or to gain a competitive advantage by creating new and better ways of doing business. We are focused on providing greater customer value by innovating new business applications backboned by our existing PGiCOS solutions that address the individual needs and requirements of targeted customer segments.

     In addition, in 2009, we will continue to promote new pricing models for our solutions that we believe are more consistent with other on-demand providers, including subscription-based, licensing and committed revenue contract models. Our sales commission plans are focused on encouraging customer adoption of additional PGiCOS solutions and applications, as well as annual or multi-year contracts with minimum commitments. Most of our customer agreements have initial terms of one to three years, subject to automatic renewal unless a customer sends a notice of non-renewal prior to the end of an initial or renewal term. Customers may generally terminate without penalty, unless their agreement contains a minimum revenue commitment that requires payment by the customer of any unused shortfall amount upon termination.

     While our business is generally not seasonal, we typically experience lower levels of sales and usage during periods that have reduced numbers of working days. For example, our operating results have historically decreased during the summer months, particularly in our Europe operations, as well as during the Thanksgiving, December and New Year holidays. We expect our revenues during these periods will not grow at the same rates as compared with other periods of the year because of decreased use of our services by our enterprise customers.

Sales and Marketing

     To promote domain expertise and a greater understanding of our enterprise customers’ needs, we have segmented our sales professionals according to our four solutions sets. Additionally, we have implemented a multi-channel sales approach to promote the transfer and adoption of best practices. Our current channels of distribution include global, strategic, corporate accounts, small and medium businesses, indirect partners and web sales:

  We sell directly to customers through our approximately 830 sales and marketing professionals worldwide;

  We sell indirectly through distribution partners, including agents and resellers;

  We actively pursue strategic partners to integrate and resell our services with their own; and

  We employ web-based marketing and direct telesales to generate increased activity for our sales channels.

     As a service organization, our customer service teams play a major role in managing customer relationships, as well as selling additional value-added services to existing accounts. We currently employ approximately 900 customer service professionals deployed in local markets around the world.

Research and Development

     We believe that designing, developing, testing, deploying and supporting innovative technology for service enhancements in a timely manner is an important contributor to our continued success. By innovating new services and enhancements to existing services, we can better meet our enterprise customers’ needs, differentiate and position ourselves in larger market segments.

     For example, in September 2008, we re-launched our developer community, www.PGiConnect.com, to provide on-demand access and support to our services over the web. In 2008, we also upgraded and rolled out new product applications and enhancements in each of our solution sets, including significant enhancements to our Netspoke Online Meeting product and a new version of Campaign Accelerator, which is within our PGiMarket applications.

     We devote significant resources to the innovation and development of new services, enhancements to existing services and to our web site. We employ more than 150 research and development professionals, including overseas development teams. Our research and development costs for 2008, 2007 and 2006 were $16.9 million, $14.1 million and $12.1 million, respectively.

Competition

     We believe the combination of communication technologies-based solutions supported by the PGiCOS is unique to the industry and that our broad range of business process solutions and applications provide us with an advantage over many of our competitors that have more limited service offerings. In addition, our global reach allows us to pursue contract opportunities with multinational enterprises providing an advantage over competitors that only focus on limited geographies.

     While we are unaware of any single competitor that provides all of the services we deliver, we compete with a range of companies in each of our four solution sets, as well as with internally developed solutions for companies who choose to insource these needs. The markets for each of our solutions sets are highly competitive, rapidly evolving and subject to changing technology, shifting customer needs, and introductions of new products and services.

     In our PGiMeet solutions, we compete with major telecommunications service providers around the world such as AT&T Inc., Verizon Communications, Inc., Global Crossing Limited and international public telephone companies, such as BT Group plc. Additionally, we compete with independent conferencing service providers like West Corporation, ACT Teleconferencing, Inc., Westell Technologies, Inc. and Arkadin, Inc. We also compete with traditional and IP-based equipment manufacturers, business suite software providers and application service providers, such as Cisco Systems, Inc., Microsoft Corp., IBM Corporation, Adobe Systems Incorporated, Oracle Corporation, Saba Software, Inc. and Citrix Systems, Inc., which offer applications that enable web collaboration. These providers may attempt to leverage their dominant market positions through additional technical integration or bundled offerings to further expand their presences in the conferencing and collaboration market. In addition, we have entered into distribution and reseller arrangements with companies, including some of the companies listed above, that offer competitive conferencing and collaboration services that could choose to increase their emphasis on offerings competitive to us, cease to offer some or all of their services or our services, or both. For example, Cisco Systems offers web collaboration functionality within its WebEx suite of products and Microsoft offers Microsoft® Office Live Meeting and web collaboration functionality in its Microsoft® Office Communicator 2007 version.

     In our PGiSend solutions, we compete with companies like Protus IP Solutions, EasyLink Services International Corporation and j2 Global Communications, Inc. Additionally, we compete with a range of equipment and software providers that enable enterprises to address these requirements internally. In our PGiNotify solutions, our competition includes West Corporation, Varolii Corporation, SoundBite Communications, Inc. and Adeptra Limited. In our PGiMarket solutions, we compete with Alliance Data Systems Corporation and Acxiom Corporation, as well as a number of smaller companies, including Responsys, Inc., Silverpop Systems Inc., ExactTarget, Inc. and Constant Contact, Inc.

Suppliers

     We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2011. We expect these costs to be approximately $37.8 million, $21.0 million and $3.6 million in 2009, 2010 and 2011, respectively.

Government Regulation

     Federal, state, local and international laws regulating the provision of traditional telecommunications services may adversely impact our business. We believe that we operate as a non-common-carrier provider of unregulated, enhanced information services. Consequently, we do not believe that we are subject to all Federal Communications Commission, or FCC, or state public utility commission regulations applicable to providers of traditional telecommunications services in the United States. We are subject to certain regulations imposed by the FCC and by international telecommunications regulatory authorities, however, and we may be affected by regulatory decisions, trends or policies issued or implemented by federal, state, local or international telecommunications regulatory authorities.

     In addition, international, federal and state authorities may conclude that our services are subject to additional regulations and requirements applicable to providers of traditional telecommunications services. On June 30, 2008, the FCC issued an order ruling that audio conferencing providers are providers of “telecommunications” who must contribute to the federal Universal Service Fund, or USF. Because it previously was unclear whether audio conferencing providers were required to contribute to the USF, the FCC order requires prospective contributions only. On July 17, 2008, the FCC issued a public notice stating that all audio conferencing providers must file a Form 499-Q by August 1, 2008, reporting projected revenues for the fourth quarter of 2008, and begin contributing to the USF in October 2008. In accordance with the FCC public notice, we filed a Form 499-Q on August 1, 2008 reporting projected revenues for the fourth quarter of 2008. In compliance with the FCC’s order, we have also commenced making contributions to USF, and in compliance with the FCC’s rules, we have begun recovering those contributions from applicable PGiMeet customers. Several providers of audio conferencing services have filed petitions requesting reconsideration of all or portions of the FCC’s order, which are currently pending. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable regulations, or if we were required to submit to the jurisdiction of state government authorities as providers of traditional telecommunications services, we could become subject to additional reporting and compliance obligations and/or could be subject to litigation, fines, forfeitures, regulatory surcharge remittance requirements or other penalties arising from any non-compliance.

     There is regulatory uncertainty as to the imposition of certain traditional common carrier regulations on IP-enabled services, which we use with respect to the delivery of certain of our service offerings. The regulatory status of certain kinds of IP-enabled services is still under review by federal and state regulatory authorities and the courts, and the FCC and state public utility commissions are conducting regulatory proceedings that could affect the regulation of such services. The adoption of, or changes in, such telecommunications laws and regulations could increase the costs of communicating over IP-based networks and may affect the available delivery methods for and costs associated with our services, as well as the growth of networks that handle IP-based communications. Regulatory authorities may seek to regulate aspects of our services under new regulations on IP-enabled services, which would require us to comply with laws and regulations that currently are not applicable to us, and could adversely affect our business.

     International, federal and state laws regulate telemarketing practices and may adversely impact our business and the businesses of our customers and potential customers. The FCC promulgated rules in 1992 to implement the federal Telephone Consumer Protection Act of 1991, or TCPA. These rules, among others, regulate telemarketing methods and activities, including the use of pre-recorded messages, the time of day when telemarketing calls may be made, maintenance of company-specific “do not call” databases and restrictions on unsolicited fax advertising.

     In 2003, the FCC amended its rules under the TCPA. The FCC retained an exemption from liability for sending unsolicited commercial fax advertisements for fax broadcast providers that solely transmit such advertisements on behalf of others. However, the FCC ordered that a sender may fax unsolicited commercial advertisements only to those from whom the sender has received prior express consent in writing. The 2003 rule amendments modified the FCC’s prior policy, which permitted such faxes when an established business relationship, or EBR, existed between the sender of a commercial unsolicited fax advertisement and the recipient. Several parties challenged these rules and the FCC delayed the requirement to have prior written consent and the deletion of the EBR exemption. In July 2005, Congress passed the Junk Fax Prevention Act of 2005, or JFPA, amending the TCPA to expressly allow fax advertisements to be sent to persons or entities with whom a sender has an EBR, with certain exceptions. This amendment essentially nullified the FCC’s 2003 revocation of the EBR exemption. The JFPA also imposed new notice language for fax advertisements and mandated an opt-out mechanism. The FCC issued rules implementing these amendments in April 2006, which became effective in August 2006. However, the FCC may revise its rules and may impose a time limitation on the EBR exception. Despite the passage of the JFPA, the notice requirements and potential time limits on the EBR exemption, combined with the regulatory uncertainty resulting from the 2003 FCC rulings and associated litigation may have discouraged, and may continue to discourage, use by some of our customers of our broadcast fax services.

     Fax broadcast providers, such as us, generally are not liable for their customers’ violations of the TCPA, although fax broadcast providers who have a “high degree of involvement” in their customers’ fax advertisements or “actual knowledge” of a customer’s violation of the TCPA may be held liable under certain circumstances under the

TCPA. Although we have conducted our operations to meet the fax broadcaster provider exemption, third parties may seek to challenge this exemption.

     In addition, we may be subject to state laws and regulations regulating the unsolicited transmission of faxes. For example, in October 2005, the state of California passed a law purporting to regulate intrastate and interstate fax advertisements that did not contain an EBR exemption. Together with the U.S. Chamber of Commerce, we challenged this law in federal district court in California, with the court ruling that California’s regulation of interstate fax transmissions was impermissible.

     The FCC, along with the Federal Trade Commission, or FTC, has also instituted a national “do not call” registry for residential and wireless telephone numbers. Telemarketers making telephonic solicitations are barred from calling consumers who register their telephone numbers in the national database, with certain exceptions. New legislation was recently enacted that deletes the requirement that consumers re-register every five years. Numbers will remain on the list unless the consumer affirmatively removes a number or the number is deleted from the database in monthly administrative updates, such as in the case of an abandoned number. In summary, with certain exceptions, telemarketers are required to access the list before engaging in telemarketing in any particular area code. As a service provider to companies that engage in telemarketing, we subscribe to the federal “do not call” registry. Although we believe we have taken the necessary steps to ensure compliance with the “do not call” registry and other rule amendments, regulators or third parties could seek to challenge our compliance with the federal “do not call” registry, federal telemarketing laws and FCC and FTC rules.

     In October 2006, the FTC proposed to bar pre-recorded telemarketing calls except in instances of prior express consent. The FCC generally permits pre-recorded telemarketing calls where there is either an EBR or prior express consent. The FTC initiated a rulemaking proceeding and took public comments on its proposed restrictions on pre-recorded telemarketing calls. In August 2008, the FTC adopted new rules on pre-recorded telemarketing calls. Effective September 1, 2009, these new FTC rules prohibit pre-recorded telemarketing calls except in instances of written prior express consent. The rules also imposed certain other requirements, as of December 1, 2008, for permitted pre-recorded telemarketing calls, including providing an interactive or keypress opt-out mechanism for recipients to select to be added to an entity-specific “do not call” list. These new FTC rules could impact customer use of our broadcast voice services to the extent a customer sought to use these services for marketing messages, distinct from informational, transactional or other messages exempt under the FTC’s rules.

     In addition to the federal legislation and regulations, numerous state laws and regulations govern telemarketing activities, including state “do not call” list requirements and state registration and bonding requirements. For instance, certain states regulate or restrict pre-recorded telemarketing and other messages, and certain states may restrict or make political calls subject to “do not call” and other requirements although such calls are exempt from the federal “do not call” requirements.

     Federal legislation known as the Can Spam law regulates unsolicited commercial e-mails, or spam. The Can Spam law requires unsolicited e-mail marketing messages to have a valid postal address. E-mail marketers may not use false or misleading headers or deceptive subject lines, must identify commercial e-mail and are also required to remove customers from their e-mailing lists if requested. The Can Spam law allows the FTC to impose fines and gives states the power to bring lawsuits. Internet service providers may also bring suit under the Can Spam law. The Can Spam law also preempts state laws in many respects, although it allows states to continue to regulate deceptive e-mails. A number of states have adopted laws restricting and/or governing the distribution of unsolicited e-mails. Several states have adopted child protection registry laws that generally prohibit certain communications, such as e-mails, phone, fax or instant messages, to registered contact points accessible by children as submitted by parents and guardians when the content of the message includes an advertisement for or a link to content, products or services that are restricted to minors due to their age. Schools and other child-focused organizations may also submit domain names. Other states are considering similar legislation. These laws are subject to some opposition by certain industry groups and companies, and the FTC has noted certain concerns about security and privacy risks inherent in such “do not e-mail” registries. We provide services for our customers to distribute e-mails, including e-mails that may be subject to these laws. The Can Spam requirements apply to senders of e-mail messages, but do not apply to entities who engage in “routine conveyance” of e-mail messages, such as the transmission, routing or relaying, through an automatic technical process, e-mails for which another person has identified the recipients or provided the recipient addresses. We believe that our PGiMarket solutions, where customers use our automated service to send e-mails to recipient addresses designated by these customers, fall within Can Spam’s routine conveyance exemption. We have implemented procedures that we believe comply with our obligations under the law. Although we have a policy that prohibits the use of our services to send spam and require our customers to comply with all laws and regulations pertaining to spam, but we can offer no assurance that we are immune to litigation or enforcement actions alleging a violation of applicable federal and state laws.

     We monitor applicable federal and state laws and regulations, have compliance policies in place regarding such laws and regulations and our service agreements with customers generally state that our customers are responsible for their compliance with all applicable laws and regulations. We could, nevertheless, be subject to litigation by private parties and governmental bodies, including governmental enforcement actions, alleging a violation of such laws or regulations, which could result in damages, regulatory fines, penalties and possible other relief under such laws and regulations and the accompanying costs and uncertainties of such litigation and enforcement actions.

     A number of legislative and regulatory proposals are under consideration by federal and state lawmakers and regulatory bodies and may be adopted with respect to the Internet. Some of the issues that such laws or regulations may cover include user privacy, obscenity, fraud, pricing and characteristics and quality of products and services. The adoption of any such laws or regulations may decrease the growth of e-commerce, which could in turn decrease the projected demand for our web-based services or increase our costs of doing business. Moreover, the applicability to the Internet of existing U.S. and international laws governing issues such as property ownership, copyright, trade secret, libel, taxation and personal privacy is uncertain and developing. Any new legislation or regulation, or application or interpretation of existing laws could have a material adverse effect on our business, financial condition and results of operations.

     Congress, the states or various government agencies could impose new or additional requirements on the electronic commerce market or entities operating therein. If enacted, such laws, rules and regulations could be imposed on our business and industry, which could have a material adverse effect on our business, financial condition or results of operations.

     In addition, our international activities also are subject to regulation by various international authorities, which includes the inherent risk of unexpected changes in such regulation. For example, individual countries within the European Union have specific regulations related to sending personal information from one country to another. The EU member states adopted a safe harbor arrangement that provides that U.S. organizations can adopt procedures that comply with European privacy regulations and can certify their compliance through notice to the U.S. Department of Commerce. Participation in the safe harbor is voluntary and indicates that the organization provides an adequate level of privacy protection and qualifies the company to receive data from EU member states. U.S. companies that avail themselves of the safe harbor arrangement are subject to oversight and possible enforcement actions by the FTC if they do not comply with the provisions of their certification. Our subsidiaries, Xpedite Systems, LLC and American Teleconferencing Services, Ltd., have certified compliance with the EU safe harbor through the U.S. Department of Commerce. In addition, the European Privacy and Communications Directive imposes restrictions on sending unsolicited communications to individuals via automatic calling machines, fax, e-mail and SMS messages. Generally, companies are required to obtain prior explicit, or opt-in, consent before they can contact users via this type of marketing.

     Other foreign legislation could also have an impact on our services. Because our services are accessible worldwide over the web, foreign jurisdictions may claim that we are required to comply with their laws. For example, in Canada, the Personal Information and Electronic Documents Act, or PIEDA, similarly regulates the collection and use of personal data and applies broadly to U.S. companies that conduct commercial activities in Canada. As we continue to expand and localize our international activities, we may become obligated to comply with the laws of additional jurisdictions, which may be more stringent or impose more significant burdens on businesses than those in the United States. Compliance in foreign jurisdictions may be more costly or may require us to change or restrict our business practices or service offerings relative to those in the United States.

Proprietary Rights and Technology

     Our ability to compete is dependent in part upon our proprietary rights and technology. We currently have eight issued U.S. patents and 19 pending U.S. patent applications, as well as one issued international patent and six pending international patent applications. Our patents and patent applications relate to our fax distribution, document generation and delivery, audio and web conferencing and mobile solutions. We own and use a number of federally registered trademarks and pending applications for trademarks, including Premiere Global Services & Design®, PGI & Design®, PGiConnect®, Powered by Premiere & Design®, Auditorium®, Fax2Mail (Stylized)®, faxREACH®, GlobalMeet®, iMeet®, Intellisend®, Irgent®, messageREACH®, Netspoke & Design®, ReadyCast®, ReadyConference®, ReadyConference® Plus, SaveOnConferences.com®, Soundpath®, smsREACH®, VisionCast® and voiceREACH®. We own applications and registrations for many of these and other trademarks and service marks in the United States and in other countries. We rely primarily on a combination of intellectual property laws and contractual provisions to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection of our proprietary rights and technology, which include confidential information and trade secrets that we attempt to protect through confidentiality and nondisclosure provisions in our agreements. We typically attempt to protect our confidential information and trade secrets through these contractual provisions for the terms of the applicable agreement and, to the extent permitted by applicable law, for some negotiated period of time following termination of the agreement. Despite our efforts to protect our proprietary rights and technology, third parties may misappropriate our proprietary rights or technology or independently develop technologies that are similar or superior to our technology.

Available Information

     Our web site is www.premiereglobal.com. Except as explicitly noted, the information on our web site is not incorporated by reference in this annual report on Form 10-K, or in any information furnished or submitted to the SEC. We make available, free of charge through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after such material is electronically filed with, or furnished to, the SEC. Follow the “Investor Relations” tab to “SEC Filings” to access these filings.

Employees

     As of December 31, 2008, we employed approximately 2,650 people worldwide. Our employees are not represented by a labor union or covered by any collective bargaining agreements. We consider our employee relations to be good.

Item 1A. Risk Factors

Risks Relating to Our Industry

The markets for our services are intensely competitive, and we may not be able to compete successfully against existing and future competitors and, as a result, we may not be able to maintain or increase our market share and revenues.

     The markets for our services are intensely competitive, and we expect competition to increase in the future. For information regarding the markets in which we compete, see “Business – Competition.” Many of our current and potential competitors, such as major telecommunications, equipment, software and application service providers, have longer operating histories, greater name recognition, more robust service offerings, more comprehensive support organizations, larger customer bases, and substantially greater financial, personnel, marketing, engineering, technical and other resources than we do. As a result, our competitors may be able to respond more quickly than we can to new or emerging technologies and changes in customer demands. They may also be able to devote greater resources than we can to the development, promotion and sale of their products and services. We believe that our current competitors are likely to expand their service offerings and new competitors are likely to enter our markets. Some of our existing and potential competitors may enter into or expand their positions in the markets in which we compete through acquisitions, strategic alliances and the development of integrated service offerings. For example, West acquired Televox Software and CenterPost Communications in the automated notifications space, as well as several conferencing services providers, including Genesys, Raindance Communications, Inc., InterCall, ConferenceCall.com, ECI Conference Call Services, LLC and Sprint Nextel Corporation’s conferencing division. Cisco Systems acquired WebEx Communications to augment its premises-based conferencing offerings, and Microsoft acquired PlaceWare, Inc. and integrated PlaceWare’s services into its suite of Office series of applications. Also, we compete with companies with whom we also have distribution relationships or with whom we resell certain of their services. Increased competition could result in price pressure on our products and services and a decrease in our market share in the various markets in which we compete, either of which could hinder our ability to grow our revenues.

Technological changes and the development of alternatives to our services may cause us to lose customers and market share and may hinder our ability to maintain or grow our revenues.

     The market for our services is characterized by rapid technological change, frequent new service introductions and evolving industry standards. We expect new services and enhancements to existing services to be developed and introduced that will compete with our services. Technological advances may result in the development and commercial availability of alternatives to or new methods of delivering our services and pricing options that could be more attractive to our customers. These developments could cause our existing services to become obsolete, result in significant pricing pressure on our services or allow our existing and potential customers to meet their own business communications needs without using our services. For example, if customers more rapidly adopt IP-based conferencing services or IP-based PBX systems and we are unable to provide those services or a reasonable alternative, our results of operations could be adversely affected. Because we do not typically have long-term or exclusive contractual agreements with our customers, and many of our larger enterprise customers allocate their business among several providers, any of these developments could result in significant customer loss.

     We must continually introduce new services and enhancements to existing services in response to technological changes, evolving industry standards and customer demands. Our ability to successfully develop and market new such services and enhancements depends, in part, on our ability to:

  foresee changes in industry standards;

  anticipate and apply advances in technologies;

  enhance our software, applications, equipment, systems and networks; and

  attract and retain qualified and creative technical personnel.

     Our new services and enhancements may not be as successful as our competitors’ solutions. If this is the case, we will not be able to gain market share and increase our revenues if we are unable to develop new services, or if we experience delays in the introduction of new services.

We are subject to pricing pressures for our services which could cause us to lose market share and decrease revenues and profitability.

     We compete for customers based on several factors, including price. A decrease in the rates charged for services by our competitors could cause us to reduce the rates we charge for our services. If we cannot compete based on price, we may lose market share. If we reduce our rates without increasing our volume or our market share, our revenues could decrease. For example, in the past three years, increased competition and decreased demand for our legacy broadcast fax services resulted in a decrease in revenue from these services. We expect revenue from broadcast fax services to continue to decline in the future. We have also experienced declines in the average selling price per minute of services across our solution sets, including within our PGiMeet solutions, which we currently expect to continue. In some cases, our competitors may offer their services at reduced rates or free on a trial basis in order to win customers. In addition, telecommunications service providers may have lower telecommunications costs as a result of their ownership of the underlying telecommunications network and can offer services similar to ours at reduced rates as a result. Due to competitive factors and the rapidly changing marketplace for our services, we have reduced our pricing in certain circumstances and expect we may be required to further reduce our pricing in the future. Further, an increase in our rates or a reduction in our rates without a proportionate decrease in our associated costs of could have a material adverse effect on our results of operations.

Risks Relating to Our Business

Recent global economic trends could adversely affect our business and financial results.

     As widely reported, the recent disruption in the global financial markets, including severely diminished liquidity and credit availability, have significantly adversely impacted global economic conditions. These difficult economic conditions could adversely affect our business and results of operations, primarily though our access to credit and the toll these conditions may take on our customers. These conditions have resulted in a substantial tightening of the credit markets, including lending by financial institutions, which is our source for borrowing and liquidity, and have increased the cost of capital and reduced the availability of credit. We cannot offer any assurance that the financial institutions syndicated under our credit facility will be able to fulfill their commitments, in the future, which could have a material adverse impact on our business. In addition, these weakening economic and credit conditions and outlook may adversely affect our customers’ level of spending, ability to obtain financing for purchases and ability to make timely payments to us for our services, which could require us to increase our allowance for doubtful accounts, negatively impact our days sales outstanding and adversely affect our results of operations. These conditions may also force some of our customers, such as customers in the financial services or other industries, to announce layoffs, consolidate or declare bankruptcy, which could decrease the market for our services.

Our future success depends on market acceptance of our new services.

     Market acceptance of our new services often requires that individuals and enterprises accept new ways of communicating and exchanging information. Our growth depends on the successful development and introduction of new services and enhancements to our existing services. For example, in 2008, we extended open interfaces for our on-demand communication platform and created an online developer community to support the development of new applications by third parties, independent developers and customers. In addition, we recently announced our intention to launch a virtual meeting platform this year. A failure to achieve broad market acceptance of or a decline in the demand for our new services or web site could hinder our ability to maintain and increase our revenues. We believe that broad market acceptance of our new services and web site will depend on several factors, including:

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

     We continuously integrate new technologies, service offerings and systems. We have experienced and may continue to experience difficulty integrating new technologies into our networks. For example, in 2008, we enhanced some of our least cost routing processes in order to reduce delivery costs. These enhancements, however, could result in outages, which may impact our revenues and customer retention, and we may not be able to realize the cost savings associated with these enhancements. If we cannot successfully integrate new technologies, services and systems, we may not generate sufficient revenues and operational synergies may not develop.

Concerns regarding security of transactions and transmitting confidential information over the Internet and public networks may have an adverse impact on the use of our web-enabled services.

     We must securely receive and transmit confidential information for our customers over the Internet and public networks. Concerns regarding the security of confidential information transmitted over the Internet and public networks may prevent customers from using our web-based services. Despite the measures we have taken, our infrastructure is potentially vulnerable to physical or electronic break-ins, viruses or similar problems. If someone is able to circumvent our security measures, they could misappropriate proprietary information or cause interruption in our operations. Security breaches that result in access to confidential information could damage our reputation and expose us to a risk of loss or liability. We may be required to make additional significant investments in efforts to protect against and remedy these types of security breaches. As electronic commerce becomes more widespread, our customers will become more concerned about security. In addition, some of our customers are subject to varying degrees of government regulation, particularly in the insurance and financial services industries. Increased interest in data privacy protections and information security obligations could impose additional regulatory pressures on our customers’ businesses, and indirectly, on our operations. If we are unable to adequately address these concerns, our business and results of operations could suffer.

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

     As network usage grows, we will need to add capacity to our hardware, software and facilities with telecommunications equipment that routes telephone calls. We continuously attempt to predict growth in our network usage and add capacity accordingly. If we do not accurately predict and efficiently manage growth in our network usage, the quality of our service offerings may suffer and we may lose customers. For example, during 2008, we experienced challenges associated with international access points relating to our GlobalMeet® service, particularly given a longer lead time in procuring numbers from international carriers. In addition, we are continuing to upgrade our network infrastructure to handle the new data volumes associated with this VoIP-based traffic.

Downtime in our network infrastructure could result in the loss of significant customers and revenues.

     We currently maintain facilities with telecommunications equipment that routes telephone calls and computer telephony equipment in locations throughout the world. The delivery of our services is dependent, in part, upon our ability to protect the equipment and data at our facilities against damage that may be caused by fire, power loss, technical failures, unauthorized intrusion, natural disasters, sabotage and other similar events. Despite taking a variety of precautions, we have experienced downtime in our networks from time to time due to service or network outages and periodic system upgrades, and we may experience downtime in the future. For example, in 2008, we continued to migrate to third party co-location facilities in order to better service our expanding infrastructure demands. As a result, we may experience configuration demands with these co-location facilities that could impact our service quality. We believe that we take substantial precautions to protect ourselves and our customers from events that could interrupt delivery of our services. These precautions include physical security systems, uninterruptible power supplies, on-site power generators, upgraded back-up hardware, fire protection systems and other contingency plans. In addition, some of our networks are designed so that the data on each network server is duplicated on a separate network server. Despite these precautions, however, service interruptions could result in the loss of significant customers, which could cause us to lose revenues. We also maintain business interruption insurance providing for aggregate coverage of approximately $84.0 million per policy year. We may not be able to maintain insurance for this risk in the future, or it may not continue to be available at reasonable prices. Even if we maintain insurance for this risk, it may not be sufficient to compensate us for losses that we experience due to our inability to provide services to our customers.

Interruption in third party services that we use could result in service delays and disruptions and a loss of significant customers and revenues.

     Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain telecommunications, financial systems hosting services and web-based services on favorable terms from traditional and IP-based long distance telecommunications service providers, local exchange carriers, financial systems hosting providers and Internet service providers. We do not own a telecommunications or IP-based network and host a significant portion of our financial systems. As a result, we depend on a variety of third party providers for traditional and IP-based telecommunications services, web conferencing services, call origination and termination local transmission, Internet access and financial systems. We have experienced delays and disruptions in our services in the past due to service interruptions from telecommunications service providers. For example, we have experienced interruptions in service as a result of our underlying carriers’ network outages and as a result of increased traffic volumes. In addition, the insolvency of any of these service providers could temporarily interrupt our ability to bill our customers, make payments to our vendors and delay our ability to report our financial results. Any interruptions in the delivery of our services due to third party outages could result in a loss of significant customers and revenues.

Continued weakness in our legacy broadcast fax services may negatively impact our financial performance.

     We have experienced declines in revenue from our legacy broadcast fax services and expect continued declines in the future. Our future success is dependent in part upon our ability to transition our broadcast fax customers to our newer technologies, such as e-mail and voice delivery services. For example, in order to generate more predictable broadcast fax revenue, we are continuing our efforts to transition these customers into minimum commitment contracts or subscription-based service plans. While the rate of decline in revenue from these services has slowed in recent quarters, we continue to expect continued legacy broadcast fax services revenue declines in the future.

Our inability to efficiently utilize or re-negotiate minimum purchase requirements in our telecommunications supply agreements or to avoid or recover telecommunications cost increases could decrease our profitability.

     Our ability to maintain and expand our business depends, in part, on our ability to continue to obtain and/or purchase telecommunications services on favorable terms from telecommunications service providers. During 2008, we successfully re-negotiated many of our purchase contracts. The total amount of our minimum purchase requirements in 2008 was approximately $18.7 million, and we incurred telecommunications costs in excess of these minimums. Agreements with some of our telecommunications service providers contain minimum purchase requirements through 2011. These commitments total approximately $62.4 million, with annual costs of approximately $37.8 million, $21.0 million and $3.6 million in 2009, 2010 and 2011, respectively. In addition, certain circuits that we purchase are subject to term requirements, including penalties for early termination of such circuits. Other telecommunications suppliers may provide similar services at lower prices, and we may not be able to re-negotiate our current supply agreements to achieve comparable lower rates. In addition, our telecommunications service providers may be subject to federal, state, local and international laws regulating the provision of their telecommunications services. Such telecommunications laws and regulations could change in a manner requiring our providers to incur additional costs that may be passed on to us as their customer and thereby increase our costs in purchasing such telecommunications services. Such additional costs may require us to increase the prices for our services to our customers. We can give no assurance that we will be able to utilize the minimum amount of services that we are required to purchase under our telecommunications supply agreements. Moreover, if we are unable to obtain and/or purchase telecommunications services on favorable terms, if we are required to purchase more services than we are able to utilize in the operation of our business or if we are not able to recover all or part of any increased costs resulting from such regulatory changes, the costs of providing our services would likely increase, which could decrease our profitability and have a material adverse effect on our business, financial condition and results of operations.

Our level of indebtedness may harm our financial condition and results of operations.

     We have incurred indebtedness under our credit facility. As of December 31, 2008, we have utilized approximately $267.4 million of our credit facility, with approximately $266.2 million in borrowings and $1.2 million in letters of credit outstanding. In December 2007, we increased our credit facility capacity to $325.0 million, and, in January 2008, we further increased it to $375.0 million, all under an accordion feature. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of December 31, 2008, we had two $100.0 million interest rate swaps, one of which is for a two-year period beginning in August 2007 at a fixed rate of approximately 4.99% and one of which is for a three-year period beginning in August 2007 with a fixed rate of approximately 4.75% .

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

     At the maturity of our credit facility in April 2011 or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. Given the current uncertainty in the credit and financial markets, we may not be able to extend the tenure of our existing credit facility when it matures or enter into a new credit facility on substantially similar terms or otherwise on terms acceptable to us, which may affect our future results of operations. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

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

     We adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Accounting for Goodwill and Other Intangible Assets,” or SFAS No. 142, effective January 1, 2002. With the adoption of SFAS No. 142, we ceased amortizing approximately $123.1 million of goodwill. In lieu of amortization, we are required to perform an annual impairment review, which could result in impairment write-downs to goodwill and/or other intangible assets. As of December 31, 2008, we had $344.0 million of goodwill and $32.1 million of other intangible assets reflected on our financial statements for which amortization will continue. During 2008, we determined that intangible assets with a net book value of approximately $1.9 million were impaired. We wrote off the related assets and recorded the net book value as asset impairment during the year ended December 31, 2008.

We may be subject to assessment of income, state sales and other taxes for which we have not accrued.

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5, “Accounting for Contingencies,” or SFAS No. 5. Historically, we have collected and remitted state sales tax from our non-PGiMeet customers in applicable states, but have not collected and remitted state sales tax from our PGiMeet customers in all applicable jurisdictions. In addition, we have learned that certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. During the years ended December 31, 2008 and 2007, we paid $2.8 million and $0.6 million related to the settlement of certain of these state sales and excise tax contingencies.

     At December 31, 2008 and December 31, 2007, we had reserved approximately $4.6 million and $5.2 million, respectively, for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

If our quarterly results do not meet the expectations of public market analysts and investors, our stock price may decrease.

     Our quarterly revenues are difficult to forecast because the market for our services is rapidly evolving and our services are primarily usage-based and event-driven historically without subscription fees or minimum commitments. Our expense levels are based, in part, on our expectations as to future revenues. If our revenue levels are below expectations, we may be unable or unwilling to reduce expenses proportionately, and our operating results would likely be adversely affected. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. It is possible that our operating results may fail to meet the expectations of public market analysts and investors in a future quarter, which will likely cause the market price of our common stock to decline.

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

     Our stock price has been volatile, and we expect it will continue to be volatile. For example, during the year ended December 31, 2008, the closing price of our common stock ranged from a high of $16.90 to a low of $5.18. The volatility of our stock price can be due to factors such as:

  fluctuating operating results;

  announcements by us or our competitors of significant technological innovations, contracts, acquisitions, strategic alliances, joint ventures or capital commitments; and

  changes in security analysts’ estimates of our performance or our failure to meet analysts’ expectations.

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

Our articles and bylaws and Georgia corporate law may inhibit a takeover which may be in the best interests of our shareholders.

     There are several provisions in our articles and bylaws and under Georgia corporate law that may inhibit a takeover, even when a takeover may be in the interests of our shareholders. For example, our board of directors is empowered to issue preferred stock without shareholder action. The existence of this “blank-check” preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a tender offer, merger, proxy contest or otherwise. We are also subject to provisions of the Georgia corporate law that relate to business combinations with interested shareholders, which can serve to inhibit a takeover. In addition to considering the effects of any action on us and our shareholders, our articles permit our board to consider the interests of various constituencies, including employees, customers, suppliers, creditors, communities in which we maintain offices or operations and other factors which they deem pertinent, in carrying out and discharging their duties and responsibilities and in determining what the board believes to be in our best interests.

Risks Related to Acquisitions

We face risks in connection with completed or potential acquisitions.

     Our growth has been enhanced through acquisitions of businesses, products and technologies that we believe will complement our business. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions, conduct due diligence activities in connection with possible acquisitions and, if appropriate, engage in acquisition negotiations. We may not be able to successfully identify suitable acquisition candidates, complete acquisitions, integrate acquired operations into our existing operations or expand into new markets. In addition, we compete for acquisitions and expansion opportunities with companies that have substantially greater resources, and competition with these companies for acquisition targets could result in increased prices for possible targets. Acquisitions also involve numerous additional risks to us and our investors, including:

  risk in retaining key acquired management, employees and acquired customers;

  difficulties in the assimilation of the operations, services and personnel of the acquired assets or company;

  outages of operations infrastructure of acquired businesses prior to transition to our infrastructure;

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

     If we fail to adequately manage these acquisition risks, the acquisitions may not result in revenue growth, operational synergies or service or technology enhancements, which could adversely affect our financial results. For example, we have completed the integrations of 10 acquired companies since January 1, 2006 and, in certain instances, we experienced delays in obtaining cost savings and increases in past due receivables due to delays in integrations and technology enhancements required of our infrastructure. Acquisitions yet to be fully integrated in accordance with our plans are Soundpath Conferencing Services, LLC, EC Teleconferencing Pty Ltd., or ECT, eNunciate Corporation, Budget Conferencing Inc. and Meet24 due to the complexities related to technology integration, including any necessary development.

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

     Many patents, copyrights and trademarks have been issued in the general areas of information services, telecommunications, computer telephony and the Internet. From time to time, in the ordinary course of our business, we have received and expect to continue to receive notices, or be subject to third party claims or proceedings, alleging that our current or future products or services infringe the patent, copyright or trademark rights or other intellectual property rights of third parties. For example, in June 2008, we settled a lawsuit filed by Ronald A. Katz Technology Licensing, L.P. against three conferencing service providers, including us, alleging patent infringement relating to our automated conferencing services and paid Katz for a non-exclusive, fully paid license and release pursuant to this settlement. Due to the inherent uncertainties of litigation, we are unable to predict the outcome of any infringement proceedings or claims, and an adverse outcome could have a material effect on our business, financial condition and results of operations.

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

If a successful claim is made against us and we fail to develop non-infringing technology, our business, financial condition and results of operations could be materially adversely affected.

Risks Related to Government Regulation

Regulatory and legislative changes may discourage certain customers from using some of our services and could adversely impact our results of operations.

     Regulatory and legislative changes have imposed additional restrictions that may impact our business. Such changes include the passage of federal legislation and rules and regulations relating to unsolicited fax advertising, telemarketing and unsolicited commercial e-mail. The TCPA and associated rules promulgated by the FCC prohibit the sending of unsolicited fax advertisements and proscribe certain telemarketing practices. Other federal laws implemented by the FTC also substantially regulate telemarketing, including the establishment of a nationwide “do not call” registry for residential and wireless telephone numbers. The Can Spam law places certain requirements on senders of commercial e-mail, including requiring senders to honor opt-out requests and banning false and deceptive headers and subject lines. In addition to federal laws and regulations, numerous state laws and regulations govern such activities. For instance, certain states regulate or restrict pre-recorded telemarketing and other messages, and certain states may restrict or make political calls subject to “do not call” and other requirements, although such calls are exempt from the federal “do not call” requirements. Compliance with applicable laws and regulations could have an adverse impact on the volume of fax, voice and e-mail messages sent utilizing our platforms. For example, although Congress amended the TCPA by passing the JFPA to expressly permit the faxing of advertisements to entities and persons that have an EBR with a sender, provided certain conditions are met, Congress also imposed notice language for fax advertisements and mandated an opt-out mechanism. Despite the passage of the JFPA, notice requirements and any future time limits on the EBR exemption may discourage use by some of our broadcast fax customers and could adversely impact our revenues. In addition, the FTC recently issued new rules that further restrict pre-recorded telemarketing calls. Effective September 1, 2009, these new FTC rules prohibit pre-recorded telemarketing calls except in instances of prior written express consent. The rules also imposed certain other requirements, as of December 1, 2008, for permitted pre-recorded telemarketing calls, including providing an interactive or keypress opt-out mechanism for recipients to select to be added to an entity-specific “do not call” list. These new FTC rules could impact customer use of our broadcast voice services to the extent a customer sought to use these services for marketing messages, distinct from informational, transactional or other messages exempt under the FTC’s rules. Although we believe we comply with laws and regulations applicable to us, we could nevertheless be subject to litigation, fines, losses or other penalties under such laws and regulations.

If our services are subject to further government regulations applicable to traditional telecommunications service providers our ability to deliver our services and adversely impact our results of operations could be impaired.

     Our business is affected by regulatory decisions, trends and policies made by international, federal and state telecommunications regulatory agencies, including the FCC and state public service or utility commissions, as well as state taxing authorities. We do not believe that our enhanced information services are subject to the same regulations as those applicable to traditional telecommunications service providers in the United States. However, it is possible that regulatory authorities may take a different position and may seek to require us to submit to traditional telecommunications carrier regulation under the Communications Act of 1934, as amended, and various state laws as a provider of telecommunications services. For example, on June 30, 2008, the FCC issued an order ruling that audio conferencing providers are providers of “telecommunications” who must contribute to the federal USF on a prospective basis. In accordance with the FCC’s public notice dated July 17, 2008, we filed a Form 499-Q on August 1, 2008 reporting estimated revenues for the fourth quarter of 2008, and we began assessing our applicable Conferencing Solutions customers and contributing to the USF in October 2008. The extent to which our services are viewed as the provision of telecommunications rather than as an offering of enhanced, information services will affect our USF contribution payments, as well as the federal regulations with which we must comply. It is possible that state regulatory authorities may also seek to require us to submit to traditional telecommunications carrier regulation under various state laws as a provider of “telecommunications,” and that state taxing authorities may similarly attempt to subject our PGiMeet solutions to their telecommunications excise tax statutes. For example, we accrued approximately $4.0 million in the second quarter of 2008 in connection with one such state’s telecommunications excise tax statutes. It is too early to predict how regulatory requirements may affect customer demand for our PGiMeet solutions or our existing or future competitors, as well as whether regulatory or taxing authorities will impose additional requirements, regulations, charges or taxes on the provision of certain of our services. Although we use reasonable efforts to monitor applicable regulatory requirements, if we fail to comply with any applicable government regulations, or if we were required to submit to the jurisdiction of state government authorities as providers of traditional telecommunications services, we could become subject to additional reporting and compliance obligations and/or could be subject to litigation, fines, forfeitures, taxes, regulatory surcharge remittance requirements or other penalties arising from any noncompliance. Subjecting our services to these regulations would increase our operating costs and could have a material adverse affect on our business, financial condition and results of operations.

Risks Related to International Operations and Expansion

There are risks inherent in international operations that could hinder our international growth strategy.

     Our ability to achieve future success will depend in part on the expansion of our international operations. For example, we recently opened a branch office in India. Conducting our business internationally presents numerous inherent difficulties and risks that could prevent us from selling our services in other countries or hinder our expansion once we have established international operations, including, among other things, the following:

  burdensome regulatory requirements and unexpected changes in these requirements;

  export restrictions and controls relating to technology;

  data privacy laws that may apply to the transmission of our customers’ data to the United States;

  tariffs and other trade barriers;

  difficulties in staffing and managing international operations including utilizing foreign telecommunication providers;

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

     A risk inherent in our international operations is the exposure to fluctuations in currency exchange rates. We conduct business in 24 countries with approximately 40% of our consolidated net revenues and 35% of our operating expenses derived from foreign currencies. As a result, we may experience material losses in revenues and earnings from fluctuations in foreign currencies. For example, current global economic conditions have caused extreme and unprecedented volatility in foreign currency exchange rates, which we estimate negatively impacted our consolidated revenues by approximately $5.7 million in the quarter ended December 31, 2008 as compared to the fourth quarter of 2007. We anticipate that such fluctuations will continue to negatively impact our financial results. We cannot predict when this volatility will cease or the extent of its impact on our future financial results. We typically denominate foreign transactions in foreign currencies and have not engaged in hedging transactions, although we may engage in hedging transactions from time to time in the future relating to foreign currency exchange rates.

Item 1B. Unresolved Staff Comments

     None.

Item 2. Properties

     Our current corporate headquarters occupy approximately 55,000 square feet of office space in Atlanta, Georgia under leases through two of our subsidiaries that are guaranteed by us and will expire in August 2018. These leases provide for an expansion of approximately 9,900 additional square feet on or before December 2009. We occupy additional space of approximately 45,000 square feet in Tinton Falls, New Jersey under a lease expiring in May 2016, approximately 94,000 square feet in Colorado Springs, Colorado under a lease expiring in August 2010 and approximately 46,000 square feet in Lenexa, Kansas under a lease expiring in August 2009. We will move our Lenexa, Kansas operations to Olathe, Kansas under a lease we entered into for approximately 88,000 square feet expiring in November 2018.

     We also lease various server equipment and sales offices within and outside the United States. We believe that our current facilities and office space are sufficient to meet our present needs and do not anticipate any difficulty securing additional space, as needed, on terms acceptable to us.

Item 3. Legal Proceeding

     We have settled the litigation matter as described below.

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleged that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal TCPA, and sought damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and, on August 22, 2008, the court issued an order of preliminary approval of the settlement. The Court heard the motion for final approval of the settlement agreement on February 23, 2009 and indicated orally that it would approve the settlement. Judgment will become final on or about March 30, 2009, when the time for appeal expires. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy and recorded a loss contingency for this amount in accordance with paragraph 8 of SFAS No. 5.

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

Part II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock, $.01 par value per share, is listed on the New York Stock Exchange under the symbol “PGI”. The following table sets forth the high and low sales prices of our common stock as reported on the NYSE for the periods indicated.

2008	High	Low

Fourth Quarter	$14.02	$ 5.18
Third Quarter	$16.90	$13.48
Second Quarter	$16.00	$13.40
First Quarter	$15.70	$10.64

2007	High	Low

Fourth Quarter	$16.69	$12.15
Third Quarter	$13.50	$10.50
Second Quarter	$13.40	$11.05
First Quarter	$11.25	$ 8.50

     The closing price of our common stock as reported on the NYSE on February 23, 2009 was $8.29. As of February 23, 2009 there were 513 record holders of our common stock.

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

     Our credit facility contains customary prohibitions on our ability to declare any cash dividends on our common stock until all obligations under the line of credit are paid in full and all letters of credit have been terminated. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this annual report.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)

October 1-31, 2008	75,000	$8.93	75,000	4,200,500
November 1-30, 2008	925,000	7.19	925,000	3,275,500
December 1-31, 2008	—	—	—	—

Total	1,000,000	$7.32	1,000,000	3,275,500

(1) In June 2006, our board of directors authorized, and we announced, a new stock repurchase program under which we could purchase up to 7.0 million shares of our common stock. Through December 31, 2008, we had repurchased 3,724,500 pursuant to our stock repurchase program. Our stock repurchase program does not have an expiration date.

     In 2007, we also completed a self-tender offer pursuant to which we repurchased and retired approximately 9.7 million shares of our common stock.

Stock Performance Graph

     The following graph shows the cumulative total shareholder return on our common stock, the Standard & Poor's 500 Composite Stock Price Index and the S&P 500 Software & Services Index for the period beginning December 31, 2003 and ending December 31, 2008. The graph assumes an investment in our common stock, the S&P 500 and the S&P 500 Software & Services Index of $100 on December 31, 2003, and that all dividends were reinvested. Total return calculations were prepared by the Research Data Group, Inc. The stock price performance in this graph is not necessarily indicative of the future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Premiere Global Services, Inc., The S&P Index
And The S&P 500 Software & Services Index

	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08

Premiere Global Services, Inc.	100.00	121.57	92.28	107.15	168.56	97.73
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P 500 Software & Services Index	100.00	110.97	109.46	118.69	140.26	79.63

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (Exchange Act), or incorporated by reference into any of our filings under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

Item 6. Selected Financial Data

     The following selected consolidated statement of operations data, balance sheets data and statement of cash flows data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004 have been derived from our audited consolidated financial statements. The selected consolidated financial data should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the notes hereto in Item 8. “Financial Statements and Supplementary Data” included in this annual report.

	2008	2007	2006	2005	2004

Statement of Operations Data:
Net revenues	$ 624,228	$ 559,706	$ 496,472	$ 497,473	$ 449,371
Operating income	69,499	61,546	46,370	75,279	71,394
Income from continuing operations attributable to
common and common equivalent shares for:
—basic income per share	36,103	30,442	25,509	48,686	40,685
—diluted income per share	36,103	30,442	25,509	48,686	42,071
Income from continuing operations per common
and common equivalent shares for:
—basic (1)	$ 0.61	$ 0.49	$ 0.37	$ 0.69	$ 0.63
—diluted (1)	$ 0.60	$ 0.48	$ 0.37	$ 0.67	$ 0.58

(Loss) gain from discontinued operations	—	—	—	(1,269)	1,195
Net income attributable to common and common
equivalent shares for:
—basic net income per share	36,103	30,442	25,509	47,417	41,880
—diluted net income per share	36,103	30,442	25,509	47,417	43,226
Net income per common and common
equivalent shares for:
—basic (1)	$ 0.61	$ 0.49	$ 0.37	$ 0.67	$ 0.65
—diluted (1)	$ 0.60	$ 0.48	$ 0.37	$ 0.66	$ 0.60
Shares used in computing income from continuing
operations and net income per common and
common equivalent shares for:
—basic	59,356	62,654	68,933	70,392	64,086
—diluted	60,477	63,940	69,787	72,366	72,280

Balance Sheets Data (at period end):
Cash, equivalents and marketable securities	$ 27,535	$ 18,259	$ 18,977	$ 20,508	$ 26,458
Working capital	42,896	21,669	30,169	32,201	27,062
Total assets	661,007	625,656	549,315	495,290	435,476
Total debt	271,489	269,481	138,782	100,474	68,184
Total shareholders' equity	253,834	239,294	316,291	303,750	266,930

Statement of Cash Flows Data:
Cash provided by (used in) operating activities
from:
Continuing operations	$ 106,088	$ 91,587	$ 74,147	$ 92,582	$ 84,576
Discontinued operations - Voicecom	—	(650)	(987)	(2,025)	(2,081)

Total	$ 106,088	$ 90,937	$ 73,160	$ 90,557	$ 82,495
Cash (used in) investing activities	$ (80,722)	$ (94,090)	$ (80,966)	$ (107,640)	$ (111,118)
Cash (used in) provided by financing activities	$ (14,025)	$ 1,901	$ 5,712	$ 15,447	$ 30,481

(1)	Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the period from convertible subordinated notes (using the if-converted method), warrants, unvested restricted stock and stock options (using the treasury stock method). In 2004, net income available to common shareholders was adjusted for the interest expense related to our convertible notes prior to conversion.

     Our results of operations include net revenues and associated costs for all acquisitions as discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” from the effective date of each acquisition.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

     We develop and market a comprehensive suite of applied communication technologies. Our PGiCOS supports business applications within the following solution sets - PGiMeet, PGiSend, PGiNotify and PGiMarket – in our three segments in North America, Europe and Asia Pacific.

     Key highlights of our financial and strategic accomplishments for 2008 include:

  Grew consolidated net revenues by 11.5% in 2008 compared to 2007;

  Generated organic consolidated revenues growth, excluding impacts from changes in foreign currency exchange rates and acquisitions, of approximately 5.6% in 2008 compared to 2007 (see “—Non- GAAP Financial Measures” and “—Net Revenues”);

  Grew revenue from our PGiMeet solutions, the largest solution set within PGiCOS, by 23.6% in 2008 compared to 2007;

  Grew cash flows provided by operating activities by greater than 16% compared to 2007;

  Expanded our credit facility to $375.0 million from $325.0 million to augment our access to capital;

  Launched new pricing options, including subscription-based and license pricing options;

  Repurchased 1.5 million shares of our common stock in the open market;

  Furthered our strategy of expanding our global presence with our entry into India and China; and

  Enhanced our web site at www.premiereglobal.com and re-launched our online developer community at www.PGiConnect.com.

     Our primary corporate objectives in 2009 are focused on continuing to enhance our customer value and to differentiate our products and our company from our competitors. We believe our success toward these initiatives will enhance the positive momentum we have generated in our business.

Specifically, in 2009, our strategic plan includes our continued focus on:

  Developing and launching innovative products and customer self-service tools that improve our user experience;

  Crafting pricing strategies aimed at enhancing the overall quality and consistency of our revenues; and

  Building a brand that is a sustainable asset for us.

     In the fourth quarter of 2008, nearly 40% of our consolidated net revenues were denominated in currencies other than U.S. Dollars. Because we generate a significant portion of our consolidated net revenues from our international operations, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the fourth quarter of 2008 negatively impacted our consolidated net revenues by approximately $5.7 million as compared to the fourth quarter of 2007. We anticipate movements in foreign currency exchange rates will continue to negatively impact our financial results for the remainder of 2009.

     We have experienced revenue growth in our PGiMeet solutions through increases in minutes of use, offset in part by declines in average selling prices per minute for this solution. Traditional pricing for these services is on a per-minute basis. During 2008, we introduced pricing on a subscription-based pricing model similar to that of other on-demand service providers. Revenues from subscription-based pricing have been less than 5% of total revenues for our PGiMeet solutions. Revenues from our PGiMeet solutions in 2008, 2007 and 2006 were approximately $443.4 million, $358.7 million and $280.0 million, respectively.

     We have experienced revenue volume declines in our broadcast fax delivery and fax delivery aspects of our PGiSend solutions. Pricing for these services are on a per-minute or per-page delivered basis. Revenues from these services in 2008, 2007 and 2006 were approximately $93.4 million, $115.2 million and $131.8 million, respectively. Declines in these fax delivery solutions have been primarily associated with volume declines. Although we have and will continue to convert such customers to other alternative solutions, we expect this overall decline in revenue to continue.

     We expect that our continued growth in revenues and operating cash flows will be associated with growth in the remainder of our solutions, including continued volume growth in our audio conferencing PGiMeet solutions. We expect this growth will offset declines in our fax delivery solutions associated with broadcast fax and PGiSend.

     We have made acquisitions of businesses, particularly conferencing and collaboration providers, which have increased our revenues and operating cash flows. These acquisitions have been primarily to expand our customer base, distribution channels and geographic presence. We are able to realize synergies by integrating these acquisitions into our own operating infrastructure. Historically, these acquisitions have generally been accretive to our revenues, operating cash flows and earnings per share.

     During 2007, we acquired approximately 15% of our outstanding shares pursuant to our self-tender offer and in the open market which was the primary cause of net borrowings of $125.7 million of our credit facility. We purchased these shares under the self-tender offer at a premium of approximately 10%, or $12.65 a share. At March 31, 2007, prior to our self-tender offer, borrowings under our credit facility were $124.9 million. At June 30, 2007, after completing the self-tender offer, borrowings under our credit facility were $243.8 million. Since June 30, 2007, we have used our cash flows from operations less capital expenditures, or free cash flow, for debt repayments, acquisitions and stock repurchases. At December 31, 2008, borrowings under our credit facility were $266.2 million. During 2008, 2007 and 2006, our free cash flow was $56.5 million, $44.6 million and $41.2 million, respectively (see “—Non-GAAP Financial Measures”). Based on our historical free cash flow, we anticipate amending to extend the tenure or refinancing our existing credit facility prior to maturity. In 2009, we anticipate continuing to use our free cash flow to pay down our debt, while still continuing to be optimistic in possible acquisitions and share repurchases.

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this annual report entitled “—Critical Accounting Policies.” The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion should be read in conjunction with our consolidated financial statements contained herein and notes thereto.

Results of Operations

     The following table presents the percentage relationship of our consolidated statements of operations line items to our consolidated net revenues for the periods indicated:

	Year Ended December 31,

	2008	2007	2006

Net revenues	100.0%	100.0%	100.0%

Operating expenses:
Cost of revenues (exclusive of depreciation and amortization	41.1	40.6	40.5
shown separately below)
Selling and marketing	24.6	25.2	26.7
General and administrative (exclusive of net legal settlements shown
separately below)	10.6	11.8	11.8
Research and development	2.7	2.5	2.4
Excise tax expense	0.5	—	—
Depreciation	5.3	5.4	4.9
Amortization	2.5	2.8	2.6
Restructuring costs	0.5	0.6	1.7
Asset impairments	0.7	—	—
Net legal settlements and related expenses	0.4	0.1	0.1

Total operating expenses	88.9	89.0	90.7

Operating income	11.1	11.0	9.3

Other (expense) income:
Interest expense	(3.1)	(2.4)	(1.8)
Unrealized loss on change in fair value of interest rate swaps	—	(0.8)	—
Interest income	0.1	0.1	0.1
Other, net	0.1	0.3	0.3

Total other (expense) income	(2.9)	(2.8)	(1.4)

Income before income taxes	8.2	8.2	7.9
Income tax expense	2.4	2.7	2.8

Net income	5.8%	5.5%	5.1%

Net Revenues

     The following table presents certain financial information about our segments for the periods presented (in millions, except percentages):

	Year Ended December 31,			Change 2008 from 2007		Change 2007 from 2006

	2008	2007	2006	$	%	$	%

Net Revenues:
North America	$384.8	$356.7	$319.3	28.1	7.9	37.4	11.7
Europe	122.5	103.3	93.0	19.2	18.6	10.3	11.0
Asia Pacific	116.9	99.7	84.2	17.2	17.2	15.5	18.4

Consolidated Net Revenues	$624.2	$559.7	$496.5	64.5	11.5	63.2	12.7

Net Income (Loss):
North America	$ 15.5	$ 20.3	$ 21.5
Europe	12.2	5.3	(0.7)
Asia Pacific	8.4	4.8	4.7

Consolidated Net Income	$ 36.1	$ 30.4	$ 25.5

Percent of Net Revenues:
North America	61.7%	63.7%	64.3%
Europe	19.6%	18.5%	18.7%
Asia Pacific	18.7%	17.8%	17.0%

Consolidated Net Revenues	100.0%	100.0%	100.0%

Organic growth

     We define “organic growth” as revenue changes excluding the impact of foreign currency exchange rate fluctuations, using the average exchange rates from the current year period and applying them to prior period results, and acquisitions made during the periods presented. We have presented organic growth for our segments and present this non-GAAP financial measure to exclude the effect of those items that are not completely within management’s control, such as foreign currency exchange rate fluctuations, or that do not reflect our ongoing core operations or underlying growth, such as acquisitions. Organic growth is further discussed in our “—Non-GAAP Financial Measures.” The following table presents a reconciliation of organic revenue to net revenues for the periods indicated (in millions):

	Consolidated net revenues 2007	Impact of fluctuations in foreign currency exchange rates	Impact of acquisitions	Organic net revenue growth	Consolidated net revenues 2008	Organic net revenue growth rate

Net Revenues:
North America	$356.7	$0.1	$11.0	$17.0	$384.8	4.7%
Europe	103.3	3.2	13.4	2.6	122.5	2.6%
Asia Pacific	99.7	5.2	—	12.0	116.9	12.1%

Consolidated Net
Revenues	$559.7	$8.5	$24.4	$31.6	$624.2	5.6%

	Consolidated net revenues 2006	Impact of fluctuations in foreign currency exchange rates	Impact of acquisitions	Organic net revenue growth	Consolidated net revenues 2007	Organic net revenue growth rate

Net Revenues:
North America	$319.3	$1.0	$15.1	$21.3	$356.7	6.7%
Europe	93.0	8.1	2.6	(0.4)	103.3	(0.5)%
Asia Pacific	84.2	3.0	2.9	9.6	99.7	11.5%

Consolidated Net
Revenues	$496.5	$12.1	$20.6	$30.5	$559.7	6.1%

Consolidated Net Revenues

     Net revenues increased to $624.2 million in 2008 from $559.7 million in the previous year primarily as a result of $31.6 million of organic net revenue growth, excluding the impact of foreign currency exchange rate fluctuations and acquisitions that occurred subsequent to December 31, 2006. The increase in organic net revenues was primarily driven by our PGiMeet solutions partially offset by declines in broadcast fax and the fax aspect of our PGiSend solution. Organic net revenues are impacted by both price and volume changes. In 2008, the increase in organic net revenues of $31.6 million was associated with decreases in average selling prices of $23.4 million resulting from a higher mix of large volume enterprise customers and price reductions from existing customers, offset by increases in volume of $55.0 million from both new and existing customers. Other contributions to our 2008 net revenue growth include $8.5 million from strengthening of various currencies to the U.S. Dollar and $24.4 million from our recent acquisitions including Budget Conferencing, Soundpath, iLinc Communications, Inc. and Meet24.

     Net revenues increased to $559.7 million in 2007 from $496.5 million in the previous year primarily as a result of $30.5 million of organic net revenue growth, excluding the impact of foreign currency exchange rate fluctuations and acquisitions that occurred subsequent to December 31, 2005. The increase in organic net revenues was primarily driven by our PGiMeet solutions partially offset by declines in broadcast fax and the fax aspect of our PGiSend solution. In 2007, the increase in organic net revenues of $30.5 million was associated with decreases in average selling prices of $35.3 million resulting from a higher mix of large volume enterprise customers and price reductions from existing customers, offset by increases in volume of $65.8 million from both new and existing customers. Other contributions to our 2007 net revenue growth include $12.1 million from strengthening of various currencies to the U.S. Dollar and $20.6 million from our acquisitions including eNunciate, ECT, Budget, Meet24 and Accucast.

     These consolidated net revenues trends, as well as the segment net revenue trends discussed below, are reconciled above and further described in “—Non-GAAP Financial Measures.”

Segment Net Revenue

     North America net revenue increased to $384.8 million in 2008 from $356.7 million in the previous year and increased to $356.7 million in 2007 from $319.3 million in 2006. North America organic net revenues increased $17.0 million during 2008 and $21.3 million during 2007. The increase in organic net revenues for both years was primarily driven by revenue growth in our PGiMeet solutions partially offset by declines in broadcast fax and the fax aspect of our PGiSend solution. In 2008, the increase in organic net revenues of $17.0 million was associated with decreases in average selling prices of $23.5 million, offset by increases in volume of $40.5 million. In 2007, the increase in organic net revenues of $21.3 million was associated with decreases in average selling prices of $28.2 million offset by increases in volume of $49.5 million. In 2008 and 2007, decreases in average selling prices were primarily associated with PGiMeet, while volume increases in both years were associated with PGiMeet offset in part with volume decreases in broadcast fax and the fax aspect of our PGiSend solution.

     Europe net revenue increased to $122.5 million in 2008 from $103.3 million in the previous year and increased to $103.3 million in 2007 from $93.0 million in 2006. Europe organic net revenues increased $2.6 million during 2008 and decreased $0.4 million during 2007. The increase in organic net revenues during 2008 was primarily driven by revenue growth in our PGiMeet solutions partially offset by declines in broadcast fax and the fax aspect of our PGiSend solution. The decrease in organic net revenues during 2007 was driven by declines in broadcast fax partially offset by revenue growth in our PGiMeet solutions. In 2008, the increase in organic net revenues of $2.6 million was associated with decreases in average selling prices of $5.3 million, offset by increases in volume of $7.9 million. In 2007, the decrease in organic net revenues of $0.4 million was associated with decreases in average selling prices of $1.8 million offset by increases in volume of $1.4 million. In 2008 and 2007, decreases in average selling prices were primarily associated with PGiMeet, while volume increases in both years were associated with PGiMeet offset in part with volume decreases in broadcast fax and the fax aspect of our PGiSend solution.

     Asia Pacific net revenue increased to $116.9 million in 2008 from $99.7 million in the previous year and increased to $99.7 million in 2007 from $84.2 million in 2006. Asia Pacific organic net revenues increased $12.0 million during 2008 and $9.6 million during 2007. The increase in organic net revenues for both years was primarily driven by revenue growth in our PGiMeet solutions and in our Maritime PGiNotify solutions (which we resell from a third party to shipping companies in the region). In 2008, the increase in organic net revenues of $12.0 million was associated with increases in average selling prices of $5.4 million and by increases in volume of $6.6 million. In 2007, the increase in organic net revenues of $9.6 million was associated with decreases in average selling prices of $5.3 million offset by increases in volume of $14.9 million. In 2008 and 2007, changes in average selling prices and volumes were primarily associated with PGiMeet.

Cost of Revenues

	Year Ended December 31,			Change 2008 from 2007		Change 2007 from 2006

	2008	2007	2006	$	%	$	%

North America	$161.7	$142.0	$124.4	19.7	13.9	17.6	14.1
Europe	40.9	37.0	35.4	3.9	10.4	1.6	4.6
Asia Pacific	54.0	48.3	40.7	5.7	12.0	7.6	18.7

Consolidated	$256.6	$227.3	$200.5	29.3	12.9	26.8	13.4

		Year Ended
		December 31,

	2008	2007	2006

Cost of revenues as a percent of net revenues:
North America	42.0%	39.8%	39.0%
Europe	33.4%	35.9%	38.1%
Asia Pacific	46.2%	48.4%	48.3%
Consolidated	41.1%	40.6%	40.5%

     Consolidated cost of revenues as a percentage of consolidated net revenues increased in 2008 from the previous year primarily as a result of growth in higher cost of revenue large enterprise customers in our North America PGiMeet solutions and the reduction of lower cost of revenue associated with our broadcast fax and enterprise document delivery solutions revenues. These increases in cost were offset in part by cost reductions primarily from our fax service delivery organization re-engineering efforts in North America and Europe, began in the second quarter of 2007, and network upgrades to our fax delivery platform in Asia Pacific during the second half of 2007. Consolidated cost of revenues as a percentage of consolidated net revenues remained flat in 2007 compared to the previous year as a result of re-negotiated lower telecommunications costs, our continued migration to VoIP and the initial benefits of our service delivery organization re-engineering efforts. These cost reductions, however, were offset by declines in high margin broadcast fax services and price compression in our PGiMeet solutions. Fluctuations in foreign currency exchange rates resulted in consolidated cost of revenues growth of approximately $3.1 million in 2008 and approximately $4.9 million in 2007 from the previous year. For the years ended December 31, 2008, 2007 and 2006, we capitalized network engineering costs associated with the development and deployment of customer-supporting infrastructure of approximately $5.4 million, $2.8 million and $0.4 million, respectively. The increase in capitalization costs are primarily related to network upgrades to our global service delivery platforms. Capitalized network engineering costs as a percentage of total cash cost of revenues was 2.1%, 1.2% and 0.2% for the years ended December 31, 2008, 2007 and 2006, respectively (see “—Non-GAAP Financial Measures”).

     North America cost of revenue includes approximately $0.2 million, $0.3 million and $0.7 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The 2008 increase in North America cost of revenue as a percentage of operating segment net revenue was attributable primarily to our acquisitions of iLinc and Soundpath and growth in higher cost of revenue large enterprise customers in our PGiMeet solutions net revenue, offset in part by a decline in our broadcast fax net revenue, which has a lower cost of revenue in North America than our other solutions. The increase in North America cost of revenue as a percentage of operating segment net revenue in 2007 from the previous year was attributable primarily to lower average selling prices per minute in our PGiMeet solutions, declines in our lower cost of revenue broadcast fax net revenue and growth in our higher cost of revenue web conferencing services, offset by lower negotiated telecommunications costs per minute and reduced customer service costs associated with our non-PGiMeet solutions revenue. These reduced non-PGiMeet solutions customer service costs are a result of our re-engineering efforts in the first half of 2007. Fluctuations in foreign currency exchange rates from our Canadian operations resulted in North America cost of revenue growth of approximately $0.1 million in 2008 and approximately $0.4 million in 2007 from the previous year.

     The 2008 decrease in Europe cost of revenue as a percentage of operating segment net revenue was attributable primarily to declines in broadcast fax net revenue, which has a higher cost of revenue than our other solutions, growth in lower cost of revenue PGiMeet solutions net revenue, cost savings associated with our service delivery organization re-engineering efforts in Europe that began in the second quarter of 2007, and network upgrades to our fax delivery platform in the first half of 2008, partially offset by our acquisition of Meet24. The decrease in Europe cost of revenue as a percentage of operating segment net revenue in 2007 from the previous year was attributable primarily to an increase in revenue mix towards lower cost of revenue PGiMeet solutions from higher cost of revenue broadcast fax services and reduced customer service costs associated with our non-PGiMeet solutions revenue. These reduced customer service costs are a result of our re-engineering efforts in the first half of 2007. Fluctuations in foreign currency exchange rates resulted in Europe cost of revenue growth of approximately $1.1 million in 2008 and approximately $3.1 million in 2007 from the previous year.

     The 2008 decrease in Asia Pacific cost of revenue as a percentage of operating segment net revenue was attributable primarily to network cost savings related to upgrades in our fax delivery platform during the second half of 2007 and growth in lower cost of revenue PGiMeet solutions net revenue. The increase in Asia Pacific cost of revenue as a percentage of operating segment net revenue in 2007 from the previous year was attributable primarily to lower average selling price per minute in our PGiMeet solutions, offset in part by reductions in telecommunication costs from network performance improvements. Fluctuations in foreign currency exchange rates resulted in Asia Pacific cost of revenue growth of approximately $1.9 million in 2008 and approximately $1.4 million in 2007 from the previous year.

Selling and Marketing Expenses

	Year Ended December 31,			Change 2008 from 2007		Change 2007 from 2006

	2008	2007	2006	$	%	$	%

North America	$91.9	$88.1	$88.0	3.8	4.3	0.1	0.1
Europe	37.0	31.8	25.6	5.2	16.2	6.2	24.3
Asia Pacific	24.8	21.4	18.7	3.4	16.0	2.7	14.4

Consolidated	$153.7	$141.3	$132.3	12.4	8.8	9.0	6.8

	Year Ended December 31,

	2008	2007	2006

Selling and marketing expenses as a percent of
net revenues:
North America	23.9%	24.7%	27.6%
Europe	30.2%	30.8%	27.5%
Asia Pacific	21.2%	21.4%	22.2%
Consolidated	24.6%	25.2%	26.7%

     Consolidated selling and marketing expenses increased in 2008 from the previous year primarily as a result of our acquisitions of Budget Conferencing, Meet24, iLinc and Soundpath, our investment in selling and marketing resources in all of our operating segments and the strengthening of various currencies to the U.S. Dollar. Consolidated selling and marketing expenses increased in 2007 from the previous year primarily as a result of our acquisitions of Accucast, eNunciate, ECT, Budget Conferencing and Meet24, the strengthening of various currencies to the U.S. Dollar and increased investments in our sales and marketing efforts throughout 2007. Fluctuations in foreign currency exchange rates resulted in consolidated selling and marketing expense growth of approximately $2.1 million in 2008 and approximately $2.7 million in 2007 from the previous year.

     North America selling and marketing expense includes $2.2 million, $1.8 million and $1.8 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The 2008 increase in North America selling and marketing expense was attributable primarily to our acquisitions of Budget Conferencing, iLinc and Soundpath and the strengthening of the Canadian Dollar against the U.S. Dollar, offset in part by increased optimization of selling and marketing expense toward growth in our PGiMeet solutions net revenue. The increase in North America selling and marketing expense in 2007 from the previous year was primarily attributable to our acquisitions of Accucast, eNunciate and Budget Conferencing and additional investment in sales personnel, offset in part by a reduction in marketing support costs associated with our 2006 corporate branding initiatives and non-PGiMeet solutions promotions. Fluctuations in foreign currency exchange rates from our Canadian operations resulted in minimal North America selling and marketing expense growth in 2008 and 2007, each as compared to the prior year.

     Europe selling and marketing expense includes $0.6 million, $0.3 million and $0.2 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The 2008 increase in Europe selling and marketing expense was attributable primarily to our acquisition of Meet24, strengthening of the Euro against the U.S. Dollar and our investment in selling and marketing resources in our PGiMeet Solutions. The increase in Europe selling and marketing expense in 2007 from the previous year was primarily attributable to the strengthening of the Euro and British Pound to the U.S. Dollar, our acquisition of Meet24 and our investments in sales personnel to support our solution sets. Fluctuations in foreign currency exchange rates resulted in Europe selling and marketing expense growth of approximately $1.0 million in 2008 and approximately $2.1 million in 2007 from the previous year.

     Asia Pacific selling and marketing expense includes $0.2 million, $0.1 million and $0.1 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The 2008 increase in Asia Pacific selling and marketing expense was attributable primarily to the strengthening of the Japanese Yen to the U.S. Dollar and our investment in selling and marketing resources in our PGiMeet solutions. The increase in Asia Pacific selling and marketing expense in 2007 from the previous year was primarily attributable to the strengthening of various currencies to the U.S. Dollar and investments in sales personnel to support our solution sets. Fluctuations in foreign currency exchange rates resulted in Asia Pacific selling and marketing expense growth of approximately $1.1 million in 2008 and approximately $0.6 million in 2007 from the previous year.

General and Administrative Expenses

	Year Ended December 31,			Change 2008 from 2007		Change 2007 from 2006

	2008	2007	2006	$	%	$	%

North America	$44.3	$45.0	$41.2	(0.7)	(1.6)	3.8	9.5
Europe	12.6	12.6	10.3	0.0	0.0	2.3	21.1
Asia Pacific	9.3	8.4	7.1	0.9	11.2	1.3	18.2

Consolidated	$66.2	$66.0	$58.6	0.2	0.3	7.4	12.6

	Year Ended December 31,

	2008	2007	2006

General and administrative expenses as a
percent of net revenues:
North America	11.5%	12.6%	12.9%
Europe	10.2%	12.2%	11.1%
Asia Pacific	8.0%	8.4%	8.4%
Consolidated	10.6%	11.8%	11.8%

     Consolidated general and administrative expenses increased in 2008 from the previous year primarily as a result of our acquisitions of Budget Conferencing, Meet24, iLinc and Soundpath and the strengthening of various currencies to the U.S. Dollar. Consolidated general and administrative expenses increased in 2007 from the previous year primarily as a result of $2.9 million in increased proxy-related costs, our acquisitions of Accucast, eNunciate, ECT, Budget Conferencing and Meet24, the strengthening of various currencies to the U.S. Dollar, increases associated with duplicative rent from our corporate headquarters relocation, and legal expenses associated with various matters disclosed in Note 14 to our consolidated financial statements. Fluctuations in foreign currency exchange rates resulted in consolidated general and administrative expense growth of approximately $0.8 million in 2008 and approximately $1.0 million in 2007 from the previous year.

     North America general and administrative expenses include $7.5 million, $6.6 million and $6.2 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The 2008 decrease in North America general and administrative expense was attributable primarily to the cessation of proxy-related costs incurred during 2007, offset in part by our acquisitions of Budget Conferencing, Soundpath and iLinc. The increase in North America general and administrative expense in 2007 from the previous year was primarily attributable to our acquisitions of Accucast, eNunciate and Budget Conferencing, approximately $2.9 million in proxy-related costs, $1.7 million of duplicative rent costs from our corporate headquarters relocation and legal expenses associated with certain matters as previously disclosed in our “Commitments and Contingencies” Note 14 to our consolidated financial statements, offset in part by reductions in bad debt expense of approximately $2.5 million as a result of improved collections activity during 2007. Fluctuations in foreign currency exchange rates from our Canadian operations resulted in minimal North America general and administrative expense growth in 2008 and 2007, each as compared to the prior year.

     Europe general and administrative expense includes $0.2 million, $0.3 million and $0.2 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The 2008 stability in Europe general and administrative expense was attributable primarily to the strengthening of the Euro against the U.S. Dollar and our acquisition of Meet24, offset in part by a reduction in finance and accounting costs from our centralization plan that began in the first quarter of 2007. The increase in Europe general and administrative expense in 2007 from the previous year was primarily attributable to the strengthening of the Euro and British pound to the U.S. Dollar, our acquisition of Meet24 and increased bonus compensation associated with achievement of plan objectives in 2007. Fluctuations in foreign currency exchange rates resulted in Europe general and administrative expense growth of approximately $0.4 million in 2008 and approximately $0.8 million in 2007 from the previous year.

     Asia Pacific general and administrative expense includes $0.4 million, $0.3 million and $0.3 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The 2008 increase in Asia Pacific general and administrative expense was attributable primarily to strengthening of the Japanese Yen against the U.S. Dollar. The increase in Asia Pacific general and administrative expense in 2007 from the previous year was primarily attributable to the strengthening of various currencies strengthening to the U.S. Dollar, our acquisition of ECT, duplicative rent and relocation costs associated with our office relocation in Tokyo, and increased finance and executive support costs related to revenue growth within the region. Fluctuations in foreign currency exchange rates resulted in Asia Pacific general and administrative expense growth of approximately $0.4 million in 2008 and approximately $0.2 million in 2007 from the previous year.

Research and Development Expenses

     Consolidated research and development expenses from continuing operations as a percentage of consolidated net revenues were 2.7%, 2.5% and 2.4% in 2008, 2007 and 2006, respectively. Consolidated research and development expenses from continuing operations increased 19.7% to $16.9 million in 2008 from $14.1 million in 2007 and increased 16.5% in 2007 from $12.1 million in 2006. Consolidated research and development expense included approximately $1.2 million, $0.8 million and $0.8 million for 2008, 2007 and 2006, respectively, of equity-based compensation expense. The majority of research and development costs were incurred in North America. The 2008 increase in consolidated research and development expenses is primarily associated with additional resources invested in the maintenance and support of our PGiMeet solutions and our PGiNotify solutions and the establishment of a new web development organization in North America. The increase in consolidated research and development expenses in 2007 compared to the previous year is attributable primarily to a greater amount of internal costs incurred for maintenance of our platforms.

     We capitalize costs associated with product development as internally developed software, under “Property and Equipment, Net” in our consolidated balance sheets, whereas we expense management overhead, facilities costs and maintenance activities as research and development. For the years ended December 31, 2008, 2007 and 2006, we capitalized research and development related software development costs of approximately $17.3 million, $9.5 million and $3.4 million, respectively. The increase in capitalized research and development related software costs are primarily related to development of new applications and existing application upgrades. Capitalized research and development related software costs as a percentage of total cash cost of research and development was 50.6%, 40.1% and 22.2% for the years ended December 31, 2008, 2007 and 2006, respectively (see “—Non-GAAP Financial Measures”).

Excise Tax Expense

     During the second quarter of 2008, we learned that certain of our PGiMeet solutions may be subject to a certain state’s telecommunications excise tax statute. We are currently working with this state’s department of revenue to resolve this matter, which spans tax years 2001 – 2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of December 31, 2008 and recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our consolidated statements of operations during the year ended December 31, 2008.

Depreciation Expense

	Year Ended December 31,			Change 2008 from 2007		Change 2007 from 2006

	2008	2007	2006	$	%	$	%

North America	$26.8	$23.8	$18.2	3.0	12.3	5.6	31.4
Europe	3.6	3.4	3.8	0.2	7.5	(0.4)	(11.2)
Asia Pacific	2.5	2.8	2.6	(0.3)	(11.4)	0.2	6.0

Consolidated	$32.9	$30.0	$24.6	2.9	9.5	5.4	22.1

	Year Ended December 31,

	2008	2007	2006

Depreciation expense as a percent of net
revenues:
North America	7.0%	6.7%	5.7%
Europe	2.9%	3.3%	4.1%
Asia Pacific	2.1%	2.8%	3.1%
Consolidated	5.3%	5.4%	4.9%

     Consolidated depreciation expense increased in 2008 from the previous year primarily as a result of increases in our productive asset base, offset in part by a non-recurring adjustment during the three months ended March 31, 2008 of $0.7 million for revisions made to the estimated remaining economic life of a specific group of assets as a result of management’s periodic review of the continued appropriateness of such estimates. The resulting change in economic life for this group of assets will result in less than $0.7 million in annual depreciation expense reduction in future annual periods. Consolidated depreciation expense increased in 2007 from the previous year primarily as a result of continued investment in our services and infrastructure to support our solutions revenue.

Amortization Expense

	Year Ended December 31,			Change 2008 from 2007		Change 2007 from 2006

	2008	2007	2006	$	%	$	%

North America	$11.8	$13.6	$11.2	(1.8)	(12.1)	2.4	20.5
Europe	3.5	1.7	1.6	1.8	100.3	0.1	9.0
Asia Pacific	0.4	0.4	0.2	0.0	(0.0)	0.2	88.5

Consolidated	$15.7	$15.7	$13.0	0.0	0.4	2.7	20.3

	Year Ended December 31,

	2008	2007	2006

Amortization expense as a percent of net
revenues:
North America	3.1%	3.8%	3.5%
Europe	2.8%	1.7%	1.7%
Asia Pacific	0.3%	0.4%	0.3%
Consolidated	2.5%	2.8%	2.6%

     Consolidated amortization expense was flat in 2008 from the previous year primarily as a result of the decrease in amortization expense in North America related to customer list intangible assets from acquisitions made in 2003 that have become fully amortized, offset in part by our acquisitions of Budget Conferencing, iLinc and Soundpath. The decrease in North America amortization expense has been offset by the increase in amortization expense in Europe associated with our acquisition of Meet24. Consolidated amortization expense increased in 2007 from the previous year primarily as a result of our acquisitions made in 2006 and 2007.

Restructuring Costs

     Consolidated restructuring costs from continuing operations as a percentage of consolidated revenues were 0.5%, 0.6% and 1.7% in 2008, 2007 and 2006, respectively. Consolidated restructuring costs from continuing operations were $3.3 million, $3.4 million and $8.4 million in 2008, 2007 and 2006, respectively.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with the 2008 realignment of workforce, representing severance costs associated with the elimination of these positions, and do not anticipate additional charges. The expenses associated with these charges are reflected in “Restructuring costs” in our consolidated statements of operations. On a segment basis, these restructuring costs were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, all expensed within the year ended December 31, 2008. Estimated annual savings from this consolidation is approximately $3.7 million. During 2008, we paid approximately $2.7 million related to these severance and exit costs in cash and released an additional $0.5 million in restricted stock awards. Our reserve for the 2008 restructuring costs was approximately $0.2 million at December 31, 2008. We anticipate these remaining costs will be paid over the next twelve months.

Realignment of Workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-PGiMeet solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We initially expensed total restructuring costs of $4.2 million, representing $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. We do not anticipate any additional restructuring charges associated with the 2007 realignment of workforce. During the years ended December 31, 2008 and 2007, we adjusted the initially recorded $4.2 million charge by $(0.1) million and $(0.2) million, respectively, related to actual severance payments being less than originally estimated. The expenses associated with these charges are reflected in “Restructuring costs” in our consolidated statements of operations. On a segment basis, the total restructuring costs initially incurred were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific, with total adjustments in Europe of $(0.1) million and $(0.2) million in 2008 and 2007, respectively. Estimated annual savings from this consolidation is approximately $6.0 million. During 2008, we paid approximately $0.7 million related to these severance and exit costs. Substantially all restructuring obligations related to the 2007 reserve were paid as of December 31, 2008.

Realignment of Workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis from our former Conferencing & Collaboration and Data Communications business segments. As part of this streamlining, we eliminated 100 positions within customer service, finance, operations, and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We initially expensed a total of $8.6 million, representing approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair market value of $0.6 million, and $0.6 million of lease termination costs associated with five locations within North America. We do not anticipate any additional restructuring charges associated with the 2006 realignment of workforce. During the year ended December 31, 2007, we adjusted the initially recorded $8.6 million charge by $(0.5) million related to actual severance payments being less than originally estimated. On a segment basis, the total restructuring costs initially incurred were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific, with total adjustments in Europe of $(0.4) million and North America of $(0.1) million in 2007. During 2008, we paid approximately $0.1 million related to these severance and exit costs. As of December 31, 2008, we have completed this restructuring plan and, accordingly, no reserves remain.

     At December 31, 2008, our reserve for restructuring costs incurred prior to 2006 totaled $1.6 million primarily for lease termination costs. We anticipate paying these remaining lease termination costs over the next eight years.

Asset Impairment

     Asset impairments were $4.3 million in 2008. North America impairments include $0.8 million associated with developed technology from our acquisition of Accucast, $2.3 million related to the abandonment of billing system software development costs associated with our fax delivery services developed in 2005 and 2006 and $0.3 million associated with the abandonment of certain patents and trademarks, Europe impairments include $0.8 million related to the customer list associated with the acquisition of I-Media and its affiliates, a broadcast fax company acquired in December of 2004 and Asia Pacific impairments include $0.1 million associated with the abandonment of certain fixed assets. Asset impairments were $0.1 million in 2006 relating to discontinued technology acquired in 2003 in our North America operating segment.

Net Legal Settlements and Related Expenses

     Net legal settlements and related expenses were $2.2 million, $0.3 million and $0.6 million in 2008, 2007 and 2006, respectively. Net legal settlements and related expenses in the 12 months ended December 31, 2008 resulted from the settling of several litigation matters, including certain matters as previously disclosed in our “Commitments and Contingencies” note to our consolidated financial statements and in Part II, “Item 1. Legal Proceedings” in our SEC filings. In 2007, we incurred settlement costs associated with acquisitions made in previous years for matters that arose subsequent to such acquisitions. In 2006, we resolved a dispute with one of our telecommunications providers.

Interest Expense

     The majority of our interest expense from continuing operations is incurred in North America and was $19.4 million, $13.6 million and $9.1 million in 2008, 2007 and 2006, respectively. Interest expense increased during 2008 and 2007 primarily as a result of our increased average outstanding balance on our credit facility along with a $1.1 million non-recurring charge during the quarter ended June 30, 2008 for interest related to the excise tax matter discussed under “Excise Tax Expense.” The weighted-average outstanding balance on our credit facility was $290.0 million, $204.1 million and $119.6 million during 2008, 2007 and 2006, respectively. This increase in borrowings is primarily attributable to funding our $122.6 million self-tender offer and our acquisitions of Budget Conferencing, Meet24 and Soundpath.

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

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% . In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75% . Monthly settlements with the bank are recognized as “Interest expense” in our consolidated statements of operations and amounted to $1.2 million in interest expense for the year ended December 31, 2008 and a $0.2 million reduction in interest expense for the year ended December 31, 2007.

Unrealized Loss on Change in Fair Value of Interest Rate Swaps

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% . In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75% . We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended,” or SFAS No. 133. During the fourth quarter of 2008 we prospectively designated these interest rate swaps as hedges using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to $0.1 million and $4.5 million during the 12 months ended December 31, 2008 and 2007, respectively.

Interest Income

     Interest income was $0.9 million, $0.8 million and $0.5 million in 2008, 2007 and 2006, respectively. Interest income remained relatively flat in all three periods as we maintained a stable cash and cash equivalent outstanding balance. The average cash and cash equivalents were $22.9 million in 2008, $18.6 million in 2007 and $19.7 million in 2006.

Other, Net

     Other, net was $0.5 million, $1.4 million and $1.4 million in 2008, 2007 and 2006, respectively. Other, net was comprised primarily of foreign currency exchange gains and losses related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated payables and receivables into their respective functional currency.

Income Taxes

     Our effective income tax rate was 29.8% and 33.3% for the 12 months ended December 31, 2008 and 2007, respectively. Our effective income tax rate varied from statutory rates during the 12 months ended December 31, 2008 primarily as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with the merging of our loss- and profit- generating subsidiaries in the United Kingdom. The effective income tax rate varied from statutory rates during the 12 months ended December 31, 2007 primarily as a result of non-deductible executive compensation expenses and the impact of the release of a net operating loss usage limitation related to a prior acquisition. The decline in our tax rates in 2008 from 2007 is primarily attributable to continued favorable changes to tax rates in certain foreign jurisdictions and changes to the income mix between international tax jurisdictions. Our effective income tax rate was 34.9% for the 12 months ended December 31, 2006. Our effective income tax rate varied from statutory rates during the 12 months ended December 31, 2006 primarily as a result of non-deductible compensation costs and changes in valuation allowances.

     As of December 31, 2008, we have $5.4 million of unrecognized tax benefits, including $1.8 million of unrecognized tax benefits that if recognized would reduce our annual effective tax rate. We do not expect our unrecognized tax benefit to change significantly over the next twelve months.

Non-GAAP Financial Measures

     In order to supplement our consolidated financial statements presented in accordance with GAAP, we have included the following non-GAAP measures of financial performance: organic growth, free cash flow, cash cost of revenues and cash cost of research and development. Management uses these measures internally as a means of analyzing our current and future financial performance and identifying trends in our financial condition and results of operations. We have provided this information to investors to assist in meaningful comparisons of past, present and future operating results and to assist in highlighting the results of ongoing core operations. Please see the tables below and in “—Net Revenues” for calculation of these non-GAAP financial measures and for reconciliation to the most directly comparable GAAP measures. These non-GAAP financial measures may differ materially from comparable or similarly titled measures provided by other companies and should be considered in addition to, not as a substitute for or superior to, measures of financial performance prepared in accordance with GAAP.

Free cash flow

     We define “free cash flow” as net cash provided by operating activities less capital expenditures. We believe this non-GAAP measure provides a relevant measure of our liquidity in evaluating our financial performance and our ability to generate cash without additional external financing in order to repay debt obligations, fund acquisitions and repurchase shares. The following table presents a reconciliation of net cash provided by operating activities to free cash flow for the periods indicated (in thousands):

	Years ended December 31,

	2008	2007	2006

Net cash provided by operating activities	$106,088	$ 90,937	$ 73,160
Capital expenditures	(49,625)	(46,341)	(31,926)

Free cash flow	$ 56,463	$ 44,596	$ 41,234

Cash cost of revenues and cash cost of research and development

     We define “cash cost of revenues” as cost of revenues plus capitalized network engineering costs and “cash cost of research and development” as research and development expense plus capitalized research and development related software costs. We believe that presenting these non-GAAP measures to include both our expensed and capitalized costs are useful in evaluating the total investments in our service offerings and network support infrastructure. The following table presents a reconciliation of cost of revenues to cash cost of revenue and research and development expense to cash cost of research and development for the periods indicated (in thousands):

	Years ended December 31,

	2008	2007	2006

Cost of revenues	$256,606	$227,259	$200,472
Capitalized network engineering costs	5,442	2,767	377

Cash cost of revenues	$262,048	$230,026	$200,849

	Years ended December 31,

	2008	2007	2006

Research and development expense	$16,888	$14,109	$12,052
Capitalized research and development related software costs	17,290	9,446	3,446

Cash cost of research and development	$34,178	$23,555	$15,498

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

     In July 2008, we acquired certain assets and assumed certain liabilities of Soundpath, a U.S.-based audio conferencing business. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141, “Business Combinations,” or SFAS No. 141, and allocated approximately $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” or SFAS No. 142.

     In May 2008, we acquired certain assets and assumed the liabilities of the audio conferencing business of iLinc, a U.S.-based audio conferencing business. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2007, we acquired the assets and stock of Budget Conferencing, a Canadian-based provider of audio and web conferencing services. We paid $19.8 million in cash at closing and $0.6 million in transaction fees and closing costs. In June 2008, we paid an additional $0.7 million in cash to finalize the working capital component of the purchase price. We funded the purchase through our credit facility. We followed SFAS No. 141 and allocated approximately $0.2 million to acquired fixed assets, $0.1 million to other acquisition liabilities, $6.6 million to identifiable customer lists, $1.3 million to trademarks, and $1.4 million to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, we allocated $2.6 million to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. We allocated the residual $14.3 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In September 2006, we acquired assets and the stock of eNunciate, a Canadian-based provider of audio and web conferencing services. We paid CA$29.0 million in cash at closing and CA$0.7 million in transaction fees and closing costs. We funded the purchase through Canadian dollar borrowings on our line of credit and Canadian dollar cash balances available. We followed SFAS No. 141 and allocated approximately CA$0.3 million to acquired fixed assets, CA$0.3 million to acquired working capital, CA$6.8 million to identifiable customer lists and CA$0.2 million to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. We allocated the residual CA$22.1 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In January 2006, we acquired all of the outstanding stock of Accucast, a U.S.-based provider of e-mail communication services. We paid $12.3 million in cash at closing and $0.5 million in transaction and closing costs. Subsequent to closing, we paid an additional $3.0 million cash purchase price upon the achievement of certain milestone targets as specified in the purchase agreement. We funded the purchase through our line of credit. We followed SFAS No. 141, and allocated approximately $0.2 million to acquired fixed assets, $0.1 million to other acquisition liabilities, $2.0 million to developed technology and $1.0 million to identifiable customer lists, with the identifiable customer lists and developed technology amortized over five-year useful lives. In addition, we allocated $1.2 million to long-term deferred tax liabilities to record the step-up in basis for the customer lists and developed technology purchased. We allocated the residual $13.9 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Europe

     In November 2007, we acquired the stock of Meet24, a Nordic-based provider of conferencing and web collaboration services. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.2 million to acquired fixed assets, $1.4 million to acquired working capital, $0.9 million to acquired deferred tax assets, $3.8 million to other acquisition liabilities, $8.8 million to identifiable customer lists, and $0.7 million to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, we allocated $2.7 million to long-term deferred tax liabilities. We allocated the residual $21.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $16.1 million at December 31, 2008, which was impacted by foreign currency fluctuations of ($4.5) million and working capital adjustments of ($0.4) million for the year ended December 31, 2008. In 2008, we paid $2.8 million in cash to a third party escrow account to satisfy a certain acquisition liability.

Asia Pacific

     In November 2006, we acquired certain assets and assumed certain liabilities of ECT, an Australian-based provider of audio and web conferencing services. We paid AU$5.7 million in cash at closing and AU$0.4 million in transaction fees and closing costs. We funded the purchase through a Yen-denominated line of credit with Sumitomo Mitsui Banking and Australian dollar cash on hand. We followed SFAS No. 141, and allocated approximately AU$0.1 million of the aggregate purchase price to acquired fixed assets, AU$0.5 million to acquired working capital, AU$1.4 million to identifiable customer lists and AU$0.1 million to a non-compete agreement, with the identifiable customer lists and non-compete agreement amortized over five-year useful lives. We allocated the residual AU$4.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Liquidity and capital resources

     As of December 31, 2008, we have utilized approximately $267.4 million of our credit facility, with approximately $266.2 million in borrowings and $1.2 million in letters of credit outstanding. In December 2007, we increased our line of credit to $325.0 million, and, in January 2008, we further increased our line of credit to $375.0 million, all under an accordion feature. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of December 31, 2008, we have two $100.0 million interest rate swaps, one of which is for a two-year period beginning in August 2007 at a fixed rate of approximately 4.99% and one of which is for a three-year period beginning in August 2007 with a fixed rate of approximately 4.75% .

     At the maturity of our credit facility in April 2011 or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder from time to time, will become due and payable. It is possible that we may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

     As of December 31, 2008, we had $27.5 million in cash and cash equivalents compared to $18.3 million as of December 31, 2007. Cash balances residing outside of the United States as of December 31, 2008 were $26.5 million compared to $19.4 million as of December 31, 2007. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on the face of our consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these loans despite the long-term intention to hold them as permanent investments. At December 31, 2008, we had approximately $107.6 million of availability under our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature. For a discussion of our credit facility, see “—Capital resources.”

Cash provided by operating activities

     Consolidated operating cash flows were $106.1 million, $90.9 million and $73.2 million in 2008, 2007 and 2006, respectively. From 2007 to 2008, the increase in net cash provided by operating activities was primarily due to increased net income, the deferral of income tax payments and decreased payments for restructuring costs offset in part by working capital changes associated with the timing of payments from accounts payable. From 2006 to 2007, the increase in net cash provided by operating activities was primarily due to increases in income taxes payable related to reduced income taxes paid of $9.1 million associated with an election for bonus depreciation in 2007.

Cash used in investing activities

     Consolidated investing activities used cash of approximately $80.7 million, $94.1 million and $81.0 million in 2008, 2007 and 2006, respectively. Cash used in 2008 was primarily related to $30.4 million to fund our acquisitions of conferencing solutions providers and $49.6 million of capital expenditures. Cash used in 2007 was primarily related to $47.8 million used to fund our acquisitions and $46.3 million of capital expenditures. Cash used in 2006 was primarily related to $49.0 million to fund our acquisitions and $31.9 million of capital expenditures.

Cash provided by financing activities

     Consolidated financing activities used cash of approximately $14.0 million and provided cash of approximately $1.9 million and $5.7 million in 2008, 2007 and 2006, respectively. Cash provided by financing activities for the 12 months ended December 31, 2008 included approximately $1.1 million of net proceeds from our credit facility, $1.1 million from excess tax benefits from share-based payment arrangements and approximately $2.5 million of proceeds from stock option exercises, offset by approximately $18.8 million of treasury stock purchases, of which $4.6 million was associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards and $14.2 million was associated with the purchase of treasury stock. Cash provided by financing activities in 2007 was the result of net borrowings on our credit facility of $125.7 million primarily associated with our self-tender offer, $8.6 million received from stock option exercises, $3.3 million from excess tax benefits from share-based payment arrangements and $0.4 million from loan repayments from our chief executive officer offset by treasury stock purchases of $136.0 million. Cash provided by financing activities in 2006 was the result of net borrowings on our credit facility of $34.7 million, used primarily to fund our acquisitions, $2.5 million received from stock option exercises and $0.2 million from excess tax benefits from share-based payment arrangements offset by treasury stock purchases of $31.7 million.

Off-balance sheet arrangements

     As of December 31, 2008, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Commitments and contingencies

     At December 31, 2008, we had the following contractual obligations. We are primarily obligated under operating leases for network facilities and office space, outstanding balances, LIBOR interest and commitment fees under our line of credit, interest rate swaps, remaining cash payments on current and prior year acquisitions and minimum commitments under our telecommunications service agreements.

The following table displays contractual obligations as of December 31, 2008 (in thousands):

	Amounts						There-
Contractual obligation	Committed	2009	2010	2011	2012	2013	After

Operating leases	$ 80,968	$15,574	$10,721	$ 8,785	$7,884	7,234	$30,770
Current borrowings on line of credit	266,199	—	—	266,199	—	—	—
Credit facility commitment fees and
interest	19,750	12,075	6,613	1,062	—	—	—
Restructuring costs	1,853	1,082	120	120	120	120	291
Telecommunications service
agreements	62,389	37,844	20,967	3,578	—	—	—
Acquisitions	1,339	796	294	166	83	—	—
Capital leases and interest	5,994	3,037	1,722	873	362	—	—
FIN No. 48	3,780	3,780	—	—	—	—	—
Asset retirement obligation	855	254	423	44	15	—	119

	$443,127	$74,442	$40,860	$280,827	$8,464	$7,354	$31,180

     The contractual obligations table above contains only the portion of the liability accrued in accordance with FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48, that is expected to be settled during 2009. The remaining amount that has been accrued in accordance with FIN 48 is not included in the contractual obligations table because we are unable to determine when, or if, payment of these amounts will be made.

State sales tax and excise taxes

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have collected and remitted state sales tax from our non-PGiMeet solutions customers in applicable states, but have not collected and remitted state sales tax from our PGiMeet solutions customers in all applicable jurisdictions. In addition, we have learned that certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. During the years ended December 31, 2008 and 2007, we paid $2.8 million and $0.6 million related to the settlement of certain of these state sales and excise tax contingencies.

     At December 31, 2008 and December 31, 2007, we had reserved approximately $4.6 million and $5.2 million, respectively, for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Capital resources

     We have a $375.0 million committed revolving credit facility, which consists of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million has been exercised to date. This accordion feature allows for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions. Our credit facility matures in April 2011. In January 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million to $375.0 million. We paid less than $0.1 million in financing costs for this expansion of our credit facility. We have not had any expansions of our credit facility subsequent to the January 2008 expansion. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

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

     At December 31, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions, and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2008, our applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5% . At December 31, 2008, our interest rate on 30-day U.S. Dollar LIBOR loans was 1.94% for our borrowings on which we did not have an interest rate swap agreement in place. At December 31, 2008, our interest rate on 30-day Euro and Canadian Dollar LIBOR loans was 4.09% and 3.55%, respectively. At December 31, 2008, we had approximately $266.2 million of borrowings outstanding and approximately $1.2 million in letters of credit outstanding under our credit facility. Included in our outstanding borrowings at December 31, 2008 was CA$6.0 million Canadian Dollars and €3.7 million Euros.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the year ended December 31, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% . In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75% . We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. During the fourth quarter of 2008 we prospectively designated these interest rate swaps as hedges using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to $0.1 million and $4.5 million during the 12 months ended December 31, 2008 and 2007, respectively.

     On October 1, 2006, our Japanese subsidiary, Xpedite Japan, entered into a Yen-denominated 90-day term loan facility that expires annually on September 30 for ¥300.0 million with Sumitomo Mitsui Banking. Xpedite Japan has subsequently renewed this term loan through October 1, 2008. The interest rate on outstanding borrowings during 2008 varied between 1.81% and 1.83%, and borrowings during 2008 varied between ¥200.0 million and ¥300.0 million. During 2008, Xpedite Japan cancelled this facility with no outstanding borrowings at December 31, 2008.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 20 months to 60 months. The capital lease obligations recorded on our consolidated balance sheets for these leases was $5.3 million and $4.5 million at December 31, 2008 and December 31, 2007, respectively.

Liquidity

     As of December 31, 2008, we had $27.5 million of cash and cash equivalents. We generated positive operating cash flows from each of our geographic business segments for the 12 months ended December 31, 2008. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which have historically been 5% to 8% of annual consolidated net revenues, and to fund research and development costs for new services and enhancements to existing services, which have historically been approximately 2% to 3% of annual consolidated net revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. At December 31, 2008, we had $107.6 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature.

     During 2007, we acquired approximately 15% of our outstanding shares pursuant to our self-tender offer and in the open market which was the primary cause of net borrowings of $125.7 million of our credit facility. We purchased these shares under the self-tender offer at a premium of approximately 10%, or $12.65 a share. At March 31, 2007, prior to our self-tender offer, borrowings under our credit facility were $124.9 million. At June 30, 2007, after completing the self-tender offer, borrowings under our credit facility were $243.8 million. Since June 30, 2007, we have used our cash flows from operations less capital expenditures, or free cash flow, for debt repayments, acquisitions and stock repurchases. At December 31, 2008, borrowings under our credit facility were $266.2 million. During 2008, 2007 and 2006, our free cash flow was $56.5 million, $44.6 million and $41.2 million, respectively (see “—Non-GAAP Financial Measures”). Based on our historical free cash flow, we anticipate amending to extend the tenure or refinancing our existing credit facility prior to maturity. In 2009, we anticipate continuing to use our free cash flow to pay down our debt, while still continuing to be optimistic in possible acquisitions and share repurchases.

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

Critical Accounting Policies

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenues and expenses during the reported periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to revenue recognition, allowance for uncollectible accounts, goodwill and other intangible assets, income taxes, restructuring costs, legal contingencies and derivative instruments.

     Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from those estimates.

     We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 2 to our consolidated financial statements.

Revenue recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge subscription fees and have fixed-period minimum revenue commitments. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin, or SAB No. 101, ”Revenue Recognition in Financial Statements,” as amended by SAB 101A, 101B and SAB 104. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Allowance for uncollectible accounts receivable

     Prior to the recognition of revenue, we make a decision that collectability is reasonably assured. Over time, management analyzes accounts receivable balances, historical bad debts, customer concentrations, customer creditworthiness, current economic trends, changes in our customer payment terms and trends when evaluating the adequacy of the allowance for uncollectible accounts receivable. Significant management judgment and estimates must be made and used in connection with establishing the allowance for uncollectible accounts receivable in any accounting period. The accounts receivable balance was $94.5 million and $89.7 million, net of allowance for uncollectible accounts receivable of $2.1 million and $4.5 million, as of December 31, 2008 and 2007, respectively. If the financial condition of our customers were to deteriorate, resulting in an impairment to their ability to make payments, additional allowances may be required.

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

  a current period operating or cash flow loss combined with a history of operating or cash flow losses or projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset;

  significant decline in our stock price for a sustained period; and

  an expectation that, more likely than not, an asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

     In 2002, SFAS No. 142 became effective and as a result, we ceased to amortize approximately $123.1 million of goodwill. In lieu of amortization, we were required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. We completed reviews as of January 1, 2009, 2008 and 2007 and immediately prior to the change in our segment reporting in the fourth quarter of 2006 with no impairments identified. Other intangible assets with finite lives that do not meet the criteria of SFAS No. 142 continue to be amortized. We recognize an impairment loss when the fair value is less than the carrying value of such assets and the carrying value of these assets is not recoverable. The impairment loss, if applicable, is calculated based on the discounted estimated future cash flows using our weighted average cost of capital compared to the carrying value of the long-lived asset. We impaired customer lists and developed technology that was determined to have no value to the company and recorded an asset impairment equal to the net book value of $1.9 million. Net intangible assets and goodwill amounted to $376.0 million and $380.4 million as of December 31, 2008 and 2007, respectively. Future events could cause us to conclude that the current estimates used should be changed and that goodwill and intangible assets associated with acquired businesses are impaired. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Income taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves significant management judgement in estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in our consolidated statements of operations.

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined and recorded in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS No. 109, and FIN 48. Our net deferred tax liability as of December 31, 2008 was $3.1 million and our net deferred tax asset as of December 31, 2007 was $8.1 million, net of a valuation allowance of $12.6 million and $10.0 million, respectively. Our deferred tax asset changed to a deferred tax liability as the result of an automatic change in accounting method for tax purposes utilized on our 2007 income tax return accelerating the deduction for internally developed software. We have recorded our valuation allowance due to uncertainties related to our ability to utilize some of our deferred tax assets, primarily consisting of certain net operating losses carried forward. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which the deferred tax assets will be recoverable. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish an additional valuation allowance or reverse an existing valuation allowance which could materially impact our financial condition and results of operations.

     The total amount of unrecognized tax benefits at December 31, 2008 determined in accordance with FIN 48 was $5.4 million. The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.8 million at December 31, 2008.

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

Restructuring costs

     Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs. Our estimated severance costs could be impacted if actual severance payments to individuals outside of the United States are less than initial estimates. Contractual lease obligations could be materially affected by factors such as our ability to secure sublessees, the creditworthiness of sublessees and the success at negotiating early termination agreements with lessors. In the event that actual results differ from these estimates, we may need to establish additional restructuring accruals or reverse accrual amounts accordingly.

Legal contingencies

     We are currently involved in certain legal proceedings as disclosed in Item 3. “Legal Proceedings” of this annual report. In accordance with SFAS, No. 5, we accrue an estimate of the probable costs for the resolution of legal claims. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

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

Derivative instruments

     We have entered into interest rate swaps that are classified as derivatives consistent with SFAS No. 133 with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as hedges using the long-haul method of effectiveness testing. The principal objective of these swaps is to minimize the risks and/or costs associated with our variable rate debt. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations throughout the contract periods. Any changes in fair value that are determined to be effective are recorded as a component of “Other Comprehensive Income” in our consolidated balance sheets. The fair value of derivatives is recognized in our consolidated balance sheets as “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," or SFAS No. 157, which provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position, or FSP, SFAS No. 157-2, or FSP FAS No. 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB released FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and was effective upon issuance for future periods and prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. The application of FSP FAS No. 157-3 for financial assets in a market that is not active did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements. See Note 10 of our consolidated financial statements for additional information and related disclosures regarding our fair value measurements.

     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” or SFAS No. 141(R) which replaces SFAS No. 141, “Business Combinations,” or SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No. 141(R). Early adoption is not allowed. The adoption of SFAS No. 141(R) could have a significant impact on how we allocate the purchase price of an acquired business. The impact will be limited to future acquisitions.

     On April 25, 2008, the FASB issued FASB Statement of Position, or FSP, SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP SFAS No. 142-3, which intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP provisions, particularly in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP FAS No. 142-3 is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is not allowed. The adoption of this statement effective January 1, 2009 did not have a material impact on our financial position and results of operations.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this statement effective January 1, 2009 did not have a material impact on our financial position and results of operations.

Subsequent Events

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK Conference Service, LLC, a U.S.-based provider of audio and web conferencing services. We paid $6.6 million net of working capital, and anticipate approximately $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand.

     In February 2009, we acquired certain technology assets and assumed certain liabilities of a provider of web collaboration services. As consideration, we issued warrants for up to 105,000 shares of our common stock at an exercise price of $9.21 per share.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% . On December 17, 2007, we amended one of the $100.0 million swaps to reduce the rate to a fixed rate of 4.75% and extend the maturity to August 16, 2010. These interest rate swaps effectively convert the interest payments of $200.0 million of our LIBOR-based borrowings to a fixed rate.

     At December 31, 2008, we had borrowings of approximately $66.2 million outstanding under our line of credit that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would impact annual pre-tax earnings and cash flows by approximately $0.7 million based on our December 31, 2008 debt level.

     Approximately 39.8% and 40.0% of our consolidated net revenues and 34.8% and 36.6% of our operating expenses were transacted in foreign currencies in 2008 and 2007, respectively. Additionally, we have foreign currency denominated debt as part of our line of credit. At December 31, 2008 we had debt outstanding of €3.7 million Euros and CA$6.0 million Canadian dollars. As a result, fluctuations in exchange rates impact the amount of our reported sales, operating income and debt. A hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change revenues for 2008 by approximately $24.8 million, operating expenses for 2008 by approximately $19.3 million and outstanding debt by $1.0 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Norway, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at December 31, 2008.

Item 8. Financial Statements and Supplementary Data

Premiere Global Services, Inc. and Subsidiaries Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.
Atlanta, GA

We have audited the accompanying consolidated balance sheets of Premiere Global Services, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 15 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions effective January 1, 2007, in accordance with the adoption of Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, GA
February 27, 2009

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(in thousands, except share data)

ASSETS	2008	2007

CURRENT ASSETS
Cash and equivalents	$ 27,535	$ 18,259
Accounts receivable (less allowances of $2,069 and $4,526, respectively)	94,469	89,683
Prepaid expenses and other current assets	12,623	13,066
Deferred income taxes, net	11,184	5,522

Total current assets	145,811	126,530

PROPERTY AND EQUIPMENT, NET	129,077	110,767

OTHER ASSETS
Goodwill	343,954	337,246
Intangibles, net of amortization	32,080	43,115
Deferred income taxes, net	—	2,587
Restricted Cash	306	—
Other assets	9,779	5,411

	$661,007	$625,656

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 52,710	$ 51,631
Income taxes payable	3,063	4,497
Accrued taxes, other than income taxes	9,818	8,076
Accrued expenses	33,787	37,276
Current maturities of long-term debt and capital lease obligations	2,455	1,664
Accrued restructuring costs	1,082	1,717

Total current liabilities	102,915	104,861

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	269,034	267,817
Accrued restructuring costs	771	1,575
Accrued expenses	20,150	12,109
Deferred income taxes, net	14,303	—

Total long-term liabilities	304,258	281,501

COMMITMENTS AND CONTINGENCIES (Note 10 and 14)

SHAREHOLDERS' EQUITY
Preferred stock, $.01 par value, 5,000,000 shares authorized, 0 shares issued
and outstanding in 2008 and 2007	—	—
Common stock, $.01 par value; 150,000,000 shares authorized, 60,792,441
and 61,755,728 shares issued and outstanding in 2008 and 2007, respectively	608	618
Additional paid-in capital	545,801	548,418
Notes receivable, shareholder	(1,803)	(1,702)
Accumulated other comprehensive (loss) income	(8,312)	10,523
Accumulated deficit	(282,460)	(318,563)

Total shareholders' equity	253,834	239,294

	$661,007	$625,656

Accompanying notes are integral to these consolidated financial statements

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2008, 2007 and 2006
(in thousands, except per share data)

	2008	2007	2006

Net revenues	$624,228	$559,706	$496,472

Operating expenses
Cost of revenues (exclusive of depreciation and amortization
shown separately below)	256,606	227,259	200,472
Selling and marketing	153,696	141,322	132,279
General and administrative (exclusive of net legal settlements
shown separately below)	66,203	66,007	58,615
Research and development	16,888	14,109	12,052
Excise tax expense	2,890	—	—
Depreciation	32,869	30,008	24,567
Amortization	15,729	15,659	13,018
Restructuring costs	3,339	3,447	8,385
Asset impairments	4,279	—	111
Net legal settlements and related expenses	2,230	349	603

Total operating expenses	554,729	498,160	450,102

Operating income	69,499	61,546	46,370

Other (expense) income
Interest expense	(19,411)	(13,598)	(9,146)
Unrealized loss on change in fair value of interest rate swaps	(106)	(4,482)	—
Interest income	923	780	536
Other, net	493	1,418	1,401

Total other (expense)	(18,101)	(15,882)	(7,209)

Income before income taxes	51,398	45,664	39,161
Income tax expense	15,295	15,222	13,652

Net income	$ 36,103	$ 30,442	$ 25,509

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	59,356	62,654	68,933

Basic earnings per share from net income	$ 0.61	$ 0.49	$ 0.37

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	60,477	63,940	69,787

Diluted earnings per share from net income	$ 0.60	$ 0.48	$ 0.37

Accompanying notes are integral to these consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

BALANCE, December 31, 2005	$717	$681,719	$(1,896)	$(373,236)	$(3,554)	$303,750

Comprehensive income, net of taxes:
Net income	—	—	—	25,509	—	25,509
Translation adjustments	—	—	—	—	5,642	5,642

Comprehensive income, net of taxes						31,151

Issuance of common stock:
Exercise of stock options	6	2,509	—	—	—	2,515
Stock compensation expense – restricted shares	—	5,810	—	—	—	5,810
Treasury stock purchase and retirement	(38)	(29,543)	—	—	—	(29,581)
Stock compensation expense – variable accounting	—	83	—	—	—	83
FAS 123(R) expense	—	2,586	—	—	—	2,586
Stock compensation in exchange for services	—	481	—	—	—	481
Issuance of restricted shares, net of shares traded for taxes	17	(204)	—	—	—	(187)
Income tax deficiency from exercise of stock options	—	(209)	—	—	—	(209)
Payments and interest related to shareholder
notes receivable	—	—	(108)	—	—	(108)

BALANCE, December 31, 2006	$702	$663,232	$(2,004)	$(347,727)	$2,088	$316,291

Comprehensive income, net of taxes:
Net income	—	—	—	30,442	—	30,442
Translation adjustments	—	—	—	—	8,435	8,435

Comprehensive income, net of taxes						38,877

Adoption of FIN No. 48	—	—	—	(1,278)	—	(1.278)

Issuance of common stock:
Exercise of stock options	13	8,540	—	—	—	8,553
Stock compensation expense – restricted shares	—	7,598	—	—	—	7,598
Treasury stock purchase and retirement	(104)	(132,882)	—	—	—	(132,986)
FAS 123(R) expense	—	812	—	—	—	812
Stock compensation in exchange for services	—	504	—	—	—	504
Issuance of restricted shares, net of shares traded for taxes	7	(2,710)	—	—	—	(2,703)
Income tax benefit from exercise of stock options	—	3,324	—	—	—	3,324
Payments and interest related to shareholder
notes receivable	—	—	302	—	—	302

BALANCE, December 31, 2007	$618	$548,418	($1,702)	$(318,563)	$10,523	$239,294

Comprehensive income, net of taxes:
Net income	—	—	—	36,103	—	36,103
Translation adjustments	—	—	—	—	(16,252)	(16,252)
Change in unrealized gain (loss), derivatives	—	—	—	—	(2,583)	(2,583)

Comprehensive income, net of taxes						17,268

Issuance of common stock:
Exercise of stock options	3	2,523	—	—	—	2,526
Stock compensation expense – restricted shares	—	11,101	—	—	—	11,101
Treasury stock purchase and retirement	(15)	(14,236)	—	—	—	(14,251)
FAS 123(R) expense	—	43	—	—	—	43
Stock compensation in exchange for services	—	519	—	—	—	519
Issuance of restricted shares, net of shares traded for taxes	2	(3,230)	—	—	—	(3,228)
Income tax benefit from exercise of stock options	—	663	—	—	—	663
Payments and interest related to shareholder
notes receivable	—	—	(101)	—	—	(101)

BALANCE, December 31, 2008	$608	$545,801	($1,803)	($282,460)	($ 8,312)	$ 253,834

Accompanying notes are integral to these consolidated financial statements

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2008, 2007 and 2006
(in thousands)

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 36,103	$ 30,442	$ 25,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,869	30,008	24,567
Amortization	15,729	15,659	13,018
Amortization of deferred financing costs	564	513	492
Net legal settlements and related expenses	2,230	349	(3,099)
Payments for legal settlements and related expenses	(2,254)	-	-
Deferred income taxes, net of effect of acquisitions	14,133	919	2,912
Restructuring costs	3,339	3,447	8,385
Payments for restructuring costs	(4,214)	(7,109)	(5,395)
Equity-based compensation	12,473	10,590	10,370
Excess tax benefits from share-based payment arrangements	(1,149)	(3,323)	(209)
Unrealized loss on change in fair value of interest rate swaps	106	4,482	—
Asset impairments	4,279	—	111
Provision (recovery) for doubtful accounts	412	(770)	2,319
Excise tax expense	2,890	—	—
Loss on disposal of assets	6	287	278
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(7,881)	33	(1,618)
Prepaid expenses and other current assets	(4,296)	(893)	(2,448)
Accounts payable and accrued expenses	749	6,953	(1,045)

Total adjustments	69,985	61,145	48,638

Net cash provided by operating activities from continuing operations	106,088	91,587	74,147

Net cash used in operating activities from discontinued operations	—	(650)	(987)

Net cash provided by operating activities	106,088	90,937	73,160

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(49,625)	(46,341)	(31,926)
Other investing activities	(681)	—	—
Business acquisitions, net of cash acquired	(30,416)	(47,749)	(49,040)

Net cash used in investing activities	(80,722)	(94,090)	(80,966)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(529,710)	(344,388)	(164,391)
Proceeds from borrowing arrangements	530,841	470,099	200,270
Payments of debt issuance costs	(8)	(50)	(1,200)
Repayment of shareholder notes	—	413	—
Excess tax benefits from share-based payment arrangements	1,149	3,323	209
Purchase of treasury stock, at cost	(18,824)	(136,049)	(31,691)
Exercise of stock options	2,527	8,553	2,515

Net cash (used in) provided by financing activities	(14,025)	1,901	5,712

Effect of exchange rate changes on cash and equivalents	(2,065)	534	563

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	9,276	(718)	(1,531)

CASH AND EQUIVALENTS, beginning of period	18,259	18,977	20,508

CASH AND EQUIVALENTS, end of period	$ 27,535	$ 18,259	$ 18,977

Supplemental Disclosure of Cash Flow Information:
Cash transactions during the period for:
Interest	$16,338	$ 13,687	$ 7,872

Income tax payments	$15,627	$7,617	$ 16,454

Income tax refunds	$ 9,812	$2,052	$1,814

Non-cash investing activities:
Capital lease additions	$3,738	$2,901	$2,716

Capital expenditures in Total current liabilities	$4,960	$6,059	$4,770

Capitalized interest	$1,086	$1,104	—

Accompanying notes are integral to these consolidated financial statements

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      THE COMPANY AND ITS BUSINESS

     We develop and market a comprehensive suite of applied communication technologies. Our PGiCOS supports business applications within the following solution sets - PGiMeet, PGiSend, PGiNotify and PGiMarket –in our three segments in North America, Europe and Asia Pacific.

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

Cash and Equivalents and Restricted Cash

     Cash and equivalents include cash on hand and highly liquid investments with a maturity at date of purchase of three months or less. Cash balances that are legally restricted as to usage or withdrawal are separately disclosed on the face of our consolidated balance sheets and are classified as either current or long-term depending on the restrictions. At December 31, 2008, we have $0.3 million of restricted cash held in long-term other assets which consists of cash held in escrow by third parties associated with several of our facility leases in our Asia Pacific operating segment.

Accounts Receivable

     Included in accounts receivable at December 31, 2008 and 2007 was earned but unbilled revenue of approximately $5.9 million and $5.3 million, respectively, which results from non-calendar month billing cycles and the one-month lag in billing of certain of our services. Earned but unbilled revenue is billed within 30 days. Bad debt expense was approximately $0.4 million, $(0.8) million and $2.3 million in 2008, 2007 and 2006, respectively. Bad debt expense was a benefit in 2007 as a result of previously written-off receivables that were subsequently recovered from our new use of our accounts receivable management application. Write-offs against the allowance for doubtful accounts were approximately $2.9 million, $2.3 million and $5.0 million in 2008, 2007 and 2006, respectively.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is provided under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers, Internet and telecommunications equipment. The cost of installed equipment includes expenditures for installation. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Research and Development

Research and development costs primarily related to developing new services, features and enhancements to existing services that do not qualify for capitalization are expensed as incurred.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” or SOP No. 98-1, and SFAS, No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” or SFAS No. 86, costs incurred to develop significant enhancements to software features to be sold as part of our service offerings are being capitalized as part of “Property and Equipment, Net” on our consolidated balance sheets. For the 12 months ended December 31, 2008, 2007 and 2006, we capitalized approximately $22.7 million, $12.2 million and $3.8 million, respectively, in North America related to these projects. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years. Depreciation expense recorded for developed software for the 12 months ended December 31, 2008, 2007, and 2006 was approximately $5.1 million, $3.4 million and $6.2 million, respectively.

Goodwill

     Goodwill is subject to a periodic impairment assessment by applying a fair value-based test based upon a two-step method. The first step is to identify potential goodwill impairment by comparing the estimated fair value of the reporting segment to their carrying amounts. The second step measures the amount of the impairment based upon a comparison of “implied fair value” of goodwill with its carrying amount. We have adopted January 1 of a given calendar year as our valuation date and have evaluated goodwill as of January 1, 2009, 2008 and 2007 with no impairments identified.

Valuation of Long-Lived Assets

     In accordance with SFAS No. 144, we evaluate the carrying values of long-lived assets when significant adverse changes in the economic value of these assets require an analysis, including property and equipment and other intangible assets. A long-lived asset is considered impaired when its fair value is less than its carrying value. In that event, a loss is calculated based on the amount the carrying value exceeds the future cash flows, as calculated under the best-estimate approach, of such asset. We believe that long-lived assets in our accompanying consolidated balance sheets are appropriately valued. Asset impairments were $4.3 million in 2008 and are recognized as “Asset impairments” in our consolidated statements of operations. Of this, $0.3 million was related to the discontinuation of technology, $2.4 million was related to abandoned fixed assets, and $1.6 million was related to intangible assets that were determined to be fully impaired with no future value.

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

Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS No. 52, the assets and liabilities of subsidiaries domiciled outside the United States are translated at rates of exchange existing at the consolidated balance sheets date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Cumulative translation adjustment” component of shareholders' equity. In addition, intercompany loans with foreign subsidiaries generally are

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered to be permanently invested for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these balances are recorded in the cumulative translation account on the consolidated balance sheets.

Treasury Stock

     All treasury stock transactions are recorded at cost, and all treasury stock is retired. In the 12 months ended December 31, 2008 and 2007, we withheld approximately 327,000 and 299,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted approximately $4.6 million and $3.1 million, respectively, to the Internal Revenue Service on our employees’ behalf. We also repurchased during the 12 months ended December 31, 2008, 1.5 million shares of our common stock for approximately $14.2 million in the open market pursuant to our board-approved stock repurchase program.

     As part of our April 2007 settlement agreement with Crescendo Partners II, L.P., Series E and related parties, among other things, Crescendo Partners withdrew its proxy contest related to our 2007 annual meeting of shareholders, and we commenced a $150.0 million self-tender offer to acquire up to 11,857,707 shares of our common stock at a fixed price of $12.65 per share. In 2007, as a result of this self-tender offer, we repurchased 9,687,847 shares of our common stock in the open market pursuant to our self-tender offer for approximately $122.5 million and incurred costs associated with the tender offer of approximately $0.9 million that included legal, printing and dealer-manager fees that were included in “Additional paid-in capital” in our consolidated balance sheets. In 2007, we repurchased approximately 0.7 million shares of our common stock in the open market for approximately $9.6 million pursuant to our Board-approved stock repurchase programs.

Comprehensive Income (Loss)

     Comprehensive income represents the change in equity of a business during a period, except for investments by owners and distributions to owners. Comprehensive income for the years ended December 31, 2008, 2007 and 2006 was approximately $17.3 million, $38.9 million and $31.2 million, respectively. Accumulated other comprehensive income (loss) represents the cumulative change in equity of a business, except for net income and investments by, and distributions to, owners.

     The components of accumulated other comprehensive income at December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Translation Adjustments	Change in unrealized gain (loss), derivatives	Total

Balance at beginning of year	$ (3,554)	—	$ (3,554)
Current-period change	5,642	—	5,642
Tax effect	—	—	—

Balance at December 31, 2006	2,088	—	2,088

Current-period change	8,435	—	8,435
Tax effect	—	—	—

Balance at December 31, 2007	10,523	—	10,523

Current-period change	(16,317)	(3,974)	(20,291)
Tax effect	65	1,391	1,456

Balance at December 31, 2008	$ (5,729)	$(2,583)	$ (8,312)

Derivative Instruments

     We have entered into interest rate swaps that are classified as derivatives consistent with SFAS No. 133 with the intention of hedging the cash flow risk of variable 30-day LIBOR interest rate changes on the interest payments associated with our credit facility. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. During the fourth

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of 2008, we prospectively designated these interest rate swaps as hedges using the long-haul method of effectiveness testing. The principal objective of these swaps is to minimize the risks and/or costs associated with our variable rate debt. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations throughout the contract periods. Any changes in fair value that are determined to be effective are recorded as a component of “Other Comprehensive Income” in our consolidated balance sheets. The fair value of derivatives is recognized in our consolidated balance sheets as “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract.

Income Taxes

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets reflect the tax effect of temporary differences between asset and liability amounts recognized for income tax purposes and the amounts recognized for financial reporting purposes. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized on a more likely than not basis.

     On July 13, 2006, the FASB issued FIN No. 48 which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB No. 109 and prescribes a recognition threshold and measurement attributes for financial statement disclosures of tax positions taken or expected to be taken on an income tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest, penalties and disclosures. We adopted the provisions of FIN No. 48 on January 1, 2007.

Restructuring costs

     Restructuring reserves are based on certain estimates and judgments related to severance and exit costs, contractual obligations and related costs, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” or SFAS No., 146. Our restructuring costs for the years ended December 31, 2008, 2007, and 2006 were $3.3 million, $3.4 million, and $8.4 million, respectively, and are recorded as “Restructuring costs” in our consolidated statements of operations. See Note 3 for additional information and related disclosures regarding our restructuring costs.

Legal contingencies

     We are currently involved in certain legal proceedings as disclosed in Note 14. In accordance with SFAS No. 5, we accrue an estimate of the probable costs for the resolution of legal claims. These estimates are developed in consultation with outside counsel handling these matters and based upon an analysis of potential results, assuming a combination of litigation and settlement strategies.

New Accounting Pronouncements

     In September 2006, the FASB issued SFAS No. 157 that provides a single definition of fair value and a hierarchical framework for measuring it, as well as establishing additional disclosure requirements about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective as of the beginning of fiscal years beginning after November 15, 2007. In February 2008, the FASB released FASB Staff Position, or FSP, SFAS No. 157-2, or FSP FAS No. 157-2, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008. In October 2008, the FASB released FSP FAS No. 157-3, which clarifies the application of SFAS No. 157 in a market that is not active. FSP FAS No. 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157 and was effective upon issuance for future periods and prior periods for which financial statements have not been issued. The adoption of SFAS No. 157 for our financial assets and liabilities did not have a material impact on our consolidated financial statements. The application of FSP FAS No. 157-3 for financial assets in a market that is not active did not have a material impact on our consolidated financial statements. We do not believe the adoption of SFAS No. 157 for our non-financial assets and liabilities, effective January 1, 2009, will have a material impact on our consolidated financial statements. See Note 11 for additional information and related disclosures regarding our fair value measurements.

     In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141. SFAS No. 141(R) retains the underlying concepts of SFAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting, but SFAS No. 141(R) changed the method of applying the acquisition method in a number of significant aspects. SFAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies under SFAS No. 109. SFAS No. 141(R) amends SFAS No. 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS No. 141(R) would also apply the provisions of SFAS No.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

141(R). Early adoption is not allowed. The adoption of SFAS No. 141(R) could have a significant impact on how we allocate the purchase price of an acquired business. The impact will be limited to future acquisitions.

     On April 25, 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP SFAS No. 142-3, which intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and other GAAP provisions, particularly in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. FSP FAS No. 142-3 is effective prospectively for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years, and early adoption is not allowed. We are currently evaluating the impact this statement will have on our financial position and results of operations.

     In March 2008, the FASB issued SFAS No. 161, an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We are currently evaluating the impact this statement will have on our financial reporting disclosures.

3.       RESTRUCTURING COSTS

     Consolidated restructuring costs for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):

	Accrued Costs at December 31, 2005	Charge To Continuing Operations	Restricted Stock Awards Released	Payments Made	Adjustments	Accrued Costs at December 31, 2006

Consolidated

Accrued restructuring costs:
Severance and exit costs	$ 909	$8,057	(683)	$(3,981)	$(275)	$4,027
Contractual obligations	3,923	603	—	(1,414)	—	3,112

Total restructuring costs	$4,832	$8,660	(683)	$(5,395)	$(275)	$7,139

	Accrued Costs at December 31, 2006	Charge To Continuing Operations	Restricted Stock Awards Released	Payments Made		Accrued Costs at December 31, 2007

Consolidated					Adjustments

Accrued restructuring costs:
Severance and exit costs	$4,027	$4,098	$ —	$(6,448)	$(751)	$ 926
Contractual obligations	3,112	100	—	(846)	—	2,366

Total restructuring costs	$7,139	$4,198	$ —	$(7,294)	$(751)	$3,292

	Accrued Costs at December 31, 2007	Charge To Continuing Operations	Restricted Stock Awards Released	Payments Made	Adjustments	Accrued Costs at December 31, 2008

Consolidated

Accrued restructuring costs:
Severance and exit costs	$ 926	$3,431	$(549)	$(3,446)	$(92)	$ 270
Contractual obligations	2,366	—	—	(783)	—	1,583

Total restructuring costs	$3,292	$3,431	$(549)	$(4,229)	$(92)	$1,853

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with the 2008 realignment of workforce, representing severance costs associated with the elimination of these positions, and do not anticipate additional charges. The expenses associated with these charges are reflected in “Restructuring costs” in our consolidated statements of operations. On a segment basis, these restructuring costs were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, all expensed within the year ended December 31, 2008. During 2008, we paid approximately $2.7 million related to these severance and exit costs in cash and released an additional $0.5 million in restricted stock awards. Our reserve for the 2008 restructuring costs was approximately $0.2 million at December 31, 2008. We anticipate these remaining costs will be paid over the next twelve months.

Realignment of Workforce – 2007

     In 2007, we executed a restructuring plan to consolidate our non-PGiMeet Solutions service delivery organizations. As part of this consolidation, we eliminated 84 positions. We initially expensed total restructuring costs of $4.2 million, representing $4.1 million in severance costs associated with the elimination of these positions and $0.1 million of lease termination costs associated with our Paris, France office. We do not anticipate any additional restructuring charges associated with the 2007 realignment of workforce. During the years ended December 31, 2008 and 2007, we adjusted the initially recorded $4.2 million charge by $(0.1) million and $(0.2) million, respectively, related to actual severance payments being less than originally estimated. The expenses associated with these charges are reflected in “Restructuring costs” in our consolidated statements of operations. On a segment basis, the total restructuring costs initially incurred were $1.1 million in North America, $2.7 million in Europe and $0.4 million in Asia Pacific, with total adjustments in Europe of $(0.1) million and $(0.2) million in 2008 and 2007, respectively. During 2008, we paid approximately $0.7 million related to these severance and exit costs. Substantially all restructuring obligations related to the 2007 reserve were paid as of December 31, 2008.

Realignment of Workforce – 2006

     In 2006, we executed a restructuring plan to streamline the management of our business on a geographic regional basis. As part of this streamlining, we eliminated 100 positions within customer service, finance, operations, and sales and marketing. In the fourth quarter of 2006, we entered into a separation agreement in connection with the resignation of our former chief investment officer. We initially expensed a total of $8.6 million, representing approximately $8.0 million in severance costs associated with these positions, which included the issuance of restricted stock having a fair market value of $0.6 million, and $0.6 million of lease termination costs associated with five locations within North America. We do not anticipate any additional restructuring charges associated with the 2006 realignment of workforce. During the year ended December 31, 2007, we adjusted the initially recorded $8.6 million charge by $(0.5) million related to actual severance payments being less than originally estimated. On a segment basis, the total restructuring costs initially incurred were $4.6 million in North America, $3.3 million in Europe and $0.7 million in Asia Pacific, with total adjustments in Europe of $(0.4) million and North America of $(0.1) million in 2007. During 2008, we paid approximately $0.1 million related to these severance and exit costs. As of December 31, 2008, we have completed this restructuring plan and, accordingly, no reserves remain.

     At December 31, 2008, our reserve for restructuring costs incurred prior to 2006 totaled $1.6 million primarily for lease termination costs. We anticipate paying these remaining lease termination costs over the next eight years.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.      ACQUISITIONS AND DISPOSITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and related costs from these transactions have been included in our consolidated financial statements as of the effective date of each acquisition.

North America

     In July 2008, we acquired certain assets and assumed certain liabilities of Soundpath. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In May 2008, we acquired certain assets and assumed certain liabilities of the audio conferencing business of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Europe

     In November 2007, we acquired the stock of Meet24. We paid $26.3 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated approximately $0.2 million to acquired fixed assets, $1.4 million to acquired working capital, $0.9 million to acquired deferred tax assets, $3.8 million to other acquisition liabilities, $8.8 million to identifiable customer lists, and $0.7 million to a non-compete agreement, with the identifiable customer lists and non-compete agreements amortized over five years. In addition, we allocated $2.7 million to long-term deferred tax liabilities. We allocated the residual $21.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142. The goodwill balance related to the Meet24 acquisition totaled $16.1 million at December 31, 2008, which was impacted by foreign currency fluctuations of ($4.5) million and working capital adjustments of ($0.4) million for the year ended December 31, 2008. In 2008, we paid $2.8 million in cash to a third party escrow account to satisfy a certain acquisition liability.

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

5.      PROPERTY AND EQUIPMENT

     Property and equipment at December 31, 2008 and 2007 is as follows (in thousands):

	2008	2007

Operations equipment	$122,361	$119,632
Furniture and fixtures	10,658	9,474
Office equipment	8,063	10,235
Leasehold improvements	24,195	19,438
Capitalized software	82,354	55,412
Construction in progress	17,834	22,931
Building	1,442	1,964

	266,907	239,086
Less accumulated depreciation	(137,830)	(128,319)

Property and equipment, net	$129,077	$110,767

     During 2008, we determined that billing software development costs associated with our fax delivery services included in “Construction in progress” would never reach its intended use and we therefore wrote off the related value of $2.3 million.

     During 2007, we performed a physical inventory of our property and equipment. As a result of this inventory, we determined that approximately $82.8 million of fully depreciated fixed assets were no longer in service. As a result, these assets and the related equal amounts of accumulated depreciation are reflected as retirements in our 2007 consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Assets under capital leases included in property and equipment at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Operations equipment	$10,695	$9,066
Less accumulated depreciation	(5,152)	(4,185)

Assets under capital lease, net	$5,543	$4,881

6.      GOODWILL ASSETS

     Goodwill by reportable business segment at December 31, 2008 and 2007 (in thousands):

	North America	Europe	Asia Pacific	Total

Goodwill carrying value at December 31, 2006	$268,458	$22,556	$4,171	$295,185
Additions	13,642	20,998	—	34,640
Adjustments	4,047	2,975	399	7,421

Goodwill carrying value at December 31, 2007	286,147	46,529	4,570	337,246
Additions	16,862	—	—	16,862
Adjustments	(3,474)	(5,885)	(795)	(10,154)

Goodwill carrying value at December 31, 2008	$299,535	$40,644	$3,775	$343,954

     Goodwill is not subject to amortization consistent with SFAS No. 142 but is subject to periodic reviews for impairment. Additions to the goodwill carrying value since December 31, 2007 are primarily due to our acquisition of certain assets of iLinc and Soundpath. Adjustments to the goodwill carrying value since December 31, 2007 are primarily due to working capital adjustments related to prior period acquisitions and foreign currency fluctuations against the U.S. Dollar.

Other Intangible Assets

     We continue to account for other intangible assets under SFAS No. 142 and SFAS No. 144. Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	December 31, 2008			December 31, 2007

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Other Intangible assets:
Customer lists	$128,564	$(102,705)	$25,859	$129,204	$ (92,828)	$36,376
Non-compete agreements	5,799	(2,821)	2,978	5,570	(2,476)	3,094
Developed technology	40,069	(39,598)	471	41,626	(39,656)	1,970
Other	2,842	(70)	2,772	1,805	(130)	1,675

Total other intangible
assets	$177,274	$(145,194)	$32,080	$178,205	$(135,090)	$43,115

     Intangible assets are amortized over an estimated useful life between one and ten years. During the year ended December 31, 2008, we wrote off trademarks and patents with an aggregate net value of approximately $0.3 million based on our review and determination that these trademarks and patents were no longer in use or providing value to the company. During 2008, we wrote off customer lists and developed technology that was determined to have no fair value to the company and recorded an asset impairment equal to the net book value of $1.9 million. For each asset, we calculated the estimated future cash flows expected to result from the assets use or eventual disposal. In each case, this sum of future cash flows was less than the carrying amount of

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the asset. As a result, the assets were written down to fair value. Amortization expense related to our other intangible assets for the full year 2008 was approximately $15.7 million and the estimated amortization expense for the next five years is as follows (in millions):

Estimated Amortization Expense

Year

2009	$10.2
2010	6.9
2011	5.4
2012	3.1
2013	0.8

7.       INDEBTEDNESS

     Long-term debt and capital lease obligations at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Borrowings on line of credit	$266,199	$264,935
Capital lease obligations	5,290	4,546

Subtotal	$271,489	$269,481
Less current portion	(2,455)	(1,664)

	$269,034	$267,817

     The fair value of our long-term debt and capital lease obligations was $253.7 million and $267.8 million at December 31, 2008 and 2007, respectively. Fair value is determined using expected future payments discounted with current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality.

     Future minimum lease payments under capital leases consist of the following at December 31, 2008 (in thousands):

2009	$3,037
2010	1,722
2011	873
2012	362

Total minimum lease payments	5,994
Less amounts representing interest	(704)

Present value of minimum lease payments	5,290
Less current portion	(2,455)

$2,835

     We have a $375.0 million committed revolving credit facility, which consists of an original revolving credit facility of $300.0 million with a $100.0 million accordion feature, of which $75.0 million has been exercised to date. This accordion feature allows for additional credit commitments to increase the revolving credit facility up to a maximum of $400.0 million, subject to its terms and conditions. Our credit facility matures in April 2011. In January 2008, we expanded the committed amounts under the accordion feature of our credit facility by $50.0 million from $325.0 million to $375.0 million. We paid less than $0.1 million in financing costs for this expansion of our credit facility. We have not had any expansions of our credit facility subsequent to the January 2008 expansion. Certain of our material domestic subsidiaries have guaranteed our obligations under the credit facility, which is secured by substantially all of our assets and the assets of our material domestic subsidiaries. In addition, we have pledged as collateral all of the issued and outstanding stock of our material domestic subsidiaries and 65.0% of our material foreign subsidiaries.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     At December 31, 2008, we were in compliance in all material respects with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions, and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR, plus, in each case, an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At December 31, 2008, our applicable margin with respect to base rate loans was 0.0%, and the applicable margin with respect to LIBOR loans was 1.5% . At December 31, 2008, our interest rate on 30-day U.S. Dollar LIBOR loans was 1.94% for our borrowings on which we did not have an interest rate swap agreement in place. At December 31, 2008, our interest rate on 30-day Euro and Canadian Dollar LIBOR loans was 4.09% and 3.55%, respectively. At December 31, 2008, we had approximately $266.2 million of borrowings outstanding and approximately $1.2 million in letters of credit outstanding under our credit facility. Included in our outstanding borrowings at December 31, 2008 was CA$6.0 million Canadian Dollars and €3.7 million Euros.

     In February 2006, we entered into a three-year $50.0 million interest rate swap at a fixed rate of 4.99%, and in August 2006, we entered into two separate three-year $12.5 million interest rate swaps at 5.14% and 5.16%, respectively. We did not designate these interest rate swaps as hedges. During the second quarter of 2007, we terminated these interest rate swaps and recorded a gain of approximately $0.4 million in “Interest expense” in our consolidated statements of operations. Monthly settlements with the bank resulted in a gain of $0.1 million for the year ended December 31, 2007 and are recognized in earnings as “Interest expense.”

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of approximately 4.99% . In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to approximately 4.75% . We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. During the fourth quarter of 2008 we prospectively designated these interest rate swaps as hedges using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized loss on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our consolidated statements of operations and amounted to $0.1 million and $4.5 million during the 12 months ended December 31, 2008 and 2007, respectively.

     On October 1, 2006 our Japanese subsidiary, Xpedite Japan, entered into a Yen-denominated 90-day term loan facility that expires annually on September 30 for ¥300.0 million with Sumitomo Mitsui Banking. Xpedite Japan has subsequently renewed this term loan through October 1, 2008. The interest rate on outstanding borrowings during 2008 varied between 1.81% and 1.83%, and borrowings during 2008 varied between ¥200.0 million and ¥300.0 million. During 2008, Xpedite Japan cancelled this facility with no outstanding borrowings at December 31, 2008.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 20 months to 60 months. The capital lease obligations recorded on our consolidated balance sheets for these leases was $5.3 million and $4.5 million at December 31, 2008 and December 31, 2007, respectively.

8.      EQUITY-BASED COMPENSATION

     On January 1, 2006, we adopted, using the modified prospective application, SFAS No. 123R, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. We record the compensation cost related to stock option grants to parties other than employees in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, as originally issued and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF No. 96-18.

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

     As of December 31, 2008, approximately $17.2 million of unvested restricted share compensation is included in “Additional paid in capital” on the face of our consolidated balance sheets.

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

Stock Options

     The fair value of the options used for the application of SFAS No. 123R is estimated at the date of grant using the Black-Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used. The expected life of awards granted represents the period of time that they are expected to be outstanding. The expected term of the option is estimated using historical data. Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, we use historical data to estimate pre-vesting option forfeitures. Stock-based compensation is recorded for only those awards that are expected to vest. No stock options were issued during the years ending December 31, 2006, 2007 or 2008.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the activity of stock options under our stock plans for the year ended December 31, 2008:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value

Options outstanding at December 31, 2007	1,108,689	$8.03
Granted	—	—
Exercised	(336,727)	7.51
Expired	(24,787)	9.54

Options outstanding at December 31, 2008	747,175	8.22	2.77	$1,062,111

Options exercisable at December 31, 2008	747,175	$8.22	2.77	$1,062,111

     The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006 was $2.0 million, $8.6 million and $2.5 million, respectively. The total fair value of options vested during the years ended December 31, 2008, 2007 and 2006, was $0.5 million, $1.4 million and $4.0 million, respectively.

     For the years ended December 31, 2008, 2007 and 2006, we recognized equity-based compensation expense of $43 thousand, $0.8 million and $2.6 million, respectively, related to the vesting of stock options. As of December 31, 2008, we had no remaining unvested stock options to be recorded as an expense in our statement of operations for future periods.

Restricted Stock

     The fair value of restricted stock awards used for the application of SFAS No. 123R is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. In prior periods, we assumed a forfeiture rate of 0% for restricted stock awards. During the year ended December 31, 2007, we elected to adjust our forfeiture rate to 1.5% . The financial impact of this adjustment was $0.3 million and was recognized as a reduction of equity-based compensation in the year ended December 31, 2007, pursuant to SFAS No. 123(R), “Share Based Payment.” We continued to use a forfeiture rate of 1.5% for the year ended December 31, 2008.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following table summarizes the activity of our unvested restricted stock awards outstanding for the year ended December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value

Unvested at December 31, 2007	2,452,131	$ 10.28
Granted	764,466	12.95
Vested/released	(1,052,341)	10.66
Forfeited	(237,749)	9.86

Unvested at December 31, 2008	1,926,507	$ 11.18

     The weighted average grant date fair value of restricted stock awards granted during the years ended December 31, 2008, 2007 and 2006, was $12.95, $12.71 and $8.20, respectively. The total fair value of restricted stock vested during the years ended December 31, 2008, 2007 and 2006, was $11.2 million, $8.9 million and $8.1 million, respectively.

     For the years ended December 31, 2008, 2007 and 2006, we recognized equity-based compensation expense of $12.4 million. $9.8 million and $7.8 million, respectively, related to the vesting of restricted stock. As of December 31, 2008, we had $18.0 million of unvested restricted stock, which we will record in our statement of operations over a weighted average recognition period of less than five years.

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,

	2008	2007	2006

Cost of revenues	$ 279	$ 416	$ 785
Selling and marketing	2,942	2,238	2,073
Research and development	1,174	827	774
General and administrative	8,078	7,109	6,738

Pre-tax equity-based compensation expense	12,473	10,590	10,370
Income tax benefits	(4,241)	(3,601)	(3,526)

Total equity-based compensation expense	$8,232	$6,989	$6,844

9.       EARNINGS PER SHARE

Basic and Diluted Net Income Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at December 31, 2008, 2007 and 2006 are considered contingently returnable until the restrictions lapse and will not be included in the basic earnings per share calculation until the shares are vested.

     Diluted earnings per share gives the effect to all potentially dilutive securities on earnings per share. Our outstanding stock options and unvested restricted shares are potentially dilutive securities. The difference between

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

basic and diluted weighted-average shares outstanding was the dilutive effect of stock options and unvested restricted shares.

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” or SFAS No. 128, the following table represents a reconciliation of the basic and diluted earnings per share, or EPS, computations contained in our consolidated financial statements (in thousands, except per share data):

	Year Ended December 31, 2008			Year Ended December 31, 2007			Year Ended December 31, 2006

	Net Income	Weighted Average Shares	Earnings Per Share	Net Income	Weighted Average Shares	Earnings Per Share	Net Income	Weighted Average Shares	Earnings Per Share

Basic EPS	$36,103	59,356	$0.61	$30,442	62,654	$0.49	$25,509	68,933	$0.37
Effect of dilutive
securities:
Stock options	—	334	—	—	588	—	—	599	—
Unvested restricted
shares	—	787	—	—	698	—	—	255	—

Diluted EPS	$36,103	60,477	$0.60	$30,442	63,940	$0.48	$25,509	69,787	$0.37

     The weighted average diluted common shares outstanding for the year ended December 31, 2008 excludes the effect of 116 thousand of restricted shares and out-of-the-money options because their effect would be anti-dilutive. The weighted average diluted common shares outstanding for the years ended December 31, 2007 and 2006 excludes the effect of 6 thousand and 2.3 million, respectively, of out-of-the-money options and restricted shares because their effect would be anti-dilutive.

10.      ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007

Accrued wages and wage related taxes	$12,861	$13,434
Accrued sales commissions	3,430	3,357
Office expenses (deferred rent, utilities, supplies, etc.)	1,652	1,758
Acquisition liabilities	796	3,297
Employee benefits	4,139	3,769
Accrued professional fees	2,737	5,411
Travel and meeting expenses	201	115
Interest payable	2,174	1,041
Asset retirement obligation	254	386
Fair value of derivative instruments	2,600	—
Other	2,943	4,708

	$33,787	$37,276

Sales tax and excise tax

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have collected and remitted sales tax from our non-PGiMeet solutions customers in applicable states, but have not collected and remitted state sales tax from our PGiMeet solutions customers in all applicable jurisdictions.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     We were notified by the Commonwealth of Massachusetts Department of Revenue in 2006 that our PGiMeet solutions are subject to sales tax in Massachusetts. In March 2006, we began assessing sales tax to our customers in Massachusetts as a result of this notification, and an audit by the state surrounding this issue followed. In July 2006, we paid an initial payment of approximately $1.2 million to the Commonwealth of Massachusetts Department of Revenue for taxable years prior to 2005. In April 2008, we filed returns for January 2005 to February 2006. During the 12 months ended December 31, 2008, we made additional aggregate payments of $0.9 million associated with taxable periods prior to 2005 through February 2006.

     In March 2007, we were notified by the State of Illinois regarding the taxability of our PGiMeet solutions, and we began assessing sales tax to our PGiMeet solutions customers in Illinois in April 2007. In April 2007, we filed returns and paid approximately $0.6 million to the Illinois Department of Revenue for taxable periods prior to March 2007. In July 2008, we made additional payments to the State of Illinois and the City of Chicago of $0.2 million for periods prior to April 2007. Additional amounts may be due as these returns are audited.

     During the first quarter of 2008, we completed an outstanding audit with the State of New York related to our former operating segment, Voicecom, which was discontinued in 2001 and paid $1.7 million for outstanding telecommunications excise taxes.

     During the second quarter of 2008, we learned that certain of our PGiMeet solutions may be subject to a certain state’s telecommunications excise tax statutes. We are currently working with this state’s department of revenue to resolve this matter, which spans tax years 2001–2007. Accordingly, we have accrued approximately $4.0 million of excise tax and interest for the applicable time period as of December 31, 2008. We recorded approximately $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our consolidated statements of operations during the second quarter of 2008.

     At December 31, 2008 and December 31, 2007, we had reserved approximately $4.6 million and $5.2 million, respectively, for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

11.      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value amounts for Cash and equivalents, Accounts receivable, net, and payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The carrying value of our capital lease obligations do not vary materially from fair value at December 31, 2008 and 2007. We believe the fair value of the current maturities of our debt approximates the reported carrying amount. The estimated fair value of our long-term debt is based on expected future payments discounted using current interest rates offered to us on debt of the same remaining maturity and characteristics, including credit quality. The fair value of our derivative instruments is calculated at the end of each period and carried on our consolidated balance sheets in the appropriate category, as further discussed below. The fair value of our lines of credit is calculated at the end of each reporting period and disclosed as further discussed below.

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

     We value our interest rate swaps using a market approach based on interest rate yield curves observable in market transactions. We value our line of credit using a market approach based on broker derived quotes. The fair value of our interest rate swaps and line of credit are based on models whose inputs are observable; therefore, the fair value of these financial instruments is based on a Level 2 input.

     We have segregated all financial assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in millions):

	December 31, 2008

	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Interest rate swaps	$8.6	—	$8.6	—
Credit facility	250.9	—	250.9	—

Total	$259.5	—	$259.5	—

12.      EMPLOYEE BENEFIT PLANS

     We sponsor a defined contribution plan covering substantially all of our U.S. employees. We also sponsor similar voluntary contribution arrangements for certain of our employees outside the United States that meet applicable eligibility requirements. We may make discretionary contributions for the benefit of employees under these plans. In 2008, 2007 and 2006, we paid cash of approximately $2.0 million, $1.9 million and $2.1 million, respectively, to fund our discretionary employee contributions under our defined contribution plans.

13.       RELATED-PARTY TRANSACTIONS

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature between 2009 and 2010. These loans, including accrued interest, are recorded in the equity section of the consolidated balance sheets under the caption “Notes receivable, shareholder.” The principal amount outstanding under all remaining loans owed to us by our chief executive officer is approximately $1.8 million as of December 31, 2008.

HowStuffWorks, Inc.

     As disclosed under “Certain Transactions” in our definitive proxy statement dated April 18, 2008, certain members of our board of directors have interests in HowStuffWorks, Inc. Pursuant to a sponsorship agreement for our purchase of online advertisements and web site design and content development approved by our audit committee and entered into in October 2007, as renewed, we paid HowStuffWorks an aggregate of $1.0 million during 2008, with some payments in 2008 relating to services rendered in 2007. This agreement expired by its terms in September 2008.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.      COMMITMENTS AND CONTINGENCIES

Operating Lease Commitments

     We lease computer equipment, automobiles, office space and other equipment under noncancelable lease agreements. The leases generally provide that we pay the taxes, insurance and maintenance expenses related to the leased assets. Future minimum lease payments for noncancelable operating leases as of December 31, 2008 are as follows (in thousands):

2009	$15,574
2010	10,721
2011	8,785
2012	7,884
2013	7,234
Thereafter	30,770

Net minimum lease payments	$80,968

     Rent expense under operating leases was $13.8 million, $9.3 million and $11.4 million for the years ended December 31, 2008, 2007 and 2006, respectively. Facilities rent is reduced by sublease income of approximately $0.1 million and $0.5 million for the years ended December 31, 2007 and 2006, respectively, with no sublease income in 2008. In 2008, 2007 and 2006, facilities rent was reduced by approximately $0.8 million, $0.8 million and $0.6 million, respectively, associated with contractual obligations provided for in the restructuring charge.

Asset Retirement Obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. While our domestic operating leases generally do not contain make-whole provision clauses, in instances where we believe a landlord could subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements consistent with SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143. Similarly, for our international operations, where we have either make-whole provision clauses in our leases or believe a landlord could subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-Term Liabilities” in our accompanying condensed consolidated balance sheets. For the 12 months ended December 31, 2008, asset retirement obligation liabilities increased by approximately $0.6 million for remediation costs and $0.1 million of translation adjustments, offset in part by $0.2 million of asset retirement obligations that were satisfied. The current and long-term portion of the asset retirement obligation liability balance was $0.9 million and $0.4 million at December 31, 2008 and December 31, 2007, respectively.

Supply Agreements

     We purchase telecommunications services pursuant to supply agreements with telecommunications service providers. Some of our agreements with telecommunications service providers contain commitments that require us to purchase a minimum amount of services through 2011. These costs are $37.8 million in 2009, $21.0 million in 2010, and $3.6 million in 2011. Our total minimum purchase requirements were $18.7 million, $16.8 million and $18.5 million in 2008, 2007 and 2006, respectively, of which we incurred costs in excess of these minimums.

Litigation and Claims

We have settled the litigation matter as described below.

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno's Corporation, et al., pending in U.S. District Court for the Central District of California. The underlying complaint alleged that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal TCPA and sought damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On May 9, 2008,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The settlement is subject to approval by the court, and, on August 22, 2008, the court issued an order of preliminary approval of the settlement. The Court heard the motion for final approval of the settlement agreement on February 23, 2009 and indicated orally that it would approve the settlement. Judgment will become final on or about March 30, 2009, when the time for appeal expires. We believe that our financial contribution to the settlement will be well below the limits of our insurance policy and recorded a loss contingency for this amount in accordance with paragraph 8 of SFAS No. 5.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

15.       INCOME TAXES

     Income tax expense (benefit) from continuing operations for 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Current:
Federal	$ (8,492)	$ 6,685	$ 5,555
State	(31)	1,536	2,546
International	11,378	6,860	3,289

	$2,855	$15,081	$11,390

Deferred:
Federal	$ 13,861	$ (285)	$ 2,729
State	1,109	932	(367)
International	(2,530)	(506)	(100)

	12,440	141	2,262

	$15,295	$15,222	$13,652

     The difference between the statutory federal income tax rate and our effective income tax rate applied to income before income taxes from continuing operations for 2008, 2007 and 2006 is as follows (in thousands):

	2008	2007	2006

Income taxes at federal statutory rate	$17,988	$15,982	$13,706
State taxes, net of federal benefit	(1,315)	(434)	(209)
Foreign taxes	(3,937)	(1,651)	(59)
APB 23 difference	(331)	(449)	(548)
Change in valuation allowance	2,643	2,303	186
Change in previous estimates	(726)	140	229
Foreign tax credits, net	(634)	(468)	(974)
Research and development credits	(632)	(341)	(500)
Non-deductible employee compensation	1,407	989	791
Other permanent differences	—	214	1,030
Uncertain tax matters	832	(1,063)	—

Income taxes at our effective rate	$ 15,295	$15,222	$13,652

     We adopted the provisions of FIN No. 48 on January 1, 2007. We recorded provisions for certain international and state income tax uncertain tax positions based on the recognition and measurement standards of FIN No. 48. We file federal income tax returns and income tax returns in various states and international jurisdictions. In major tax jurisdictions, tax years from 2000 to 2007 remain subject to income tax examinations by tax authorities. A reconciliation of unrecognized tax benefits at the beginning and end of the years presented from adoption is as follows (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance at January 1, 2007	$6,273
Expiration of the statute of limitation for the assessment of taxes	(553)
Re-measurement of prior liability	(317)
Decrease due to settlements of assessed liability	(889)
Other	45

Balance at December 31, 2007	$4,559
Increase based on tax positions related to 2008	707
Re-measurement of prior liability	189
Other	(64)

Balance at December 31, 2008	$5,391

     Included in the unrecognized tax benefits of $5.4 million at December 31, 2008 was $1.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. The unrecognized tax benefits at December 31, 2008 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our accompanying consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months.

     As permitted with the adoption of FIN No. 48, we have changed our classification of interest and penalties related to uncertain tax positions and recognize them in “Interest expense” and “Operating expenses,” respectively, in our consolidated statements of operations. During the years ended December 31, 2008 and 2007 we recognized interest and penalties expense of $0.9 million and $0.2 million, respectively. As of December 31, 2008 and 2007, we had accrued interest and penalties of approximately $1.8 million and $1.3 million, respectively, related to uncertain tax positions.

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

     Differences between the financial accounting and tax basis of assets and liabilities giving rise to deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$17,200	$13,416
Intangible assets	6,492	7,071
Restructuring costs	703	1,242
Accrued expenses	6,332	2,794
Other tax credits	2,558	1,053

Gross deferred tax assets	$33,285	$25,576
Valuation allowance	(12,631)	(9,988)

Total deferred tax assets	$ 20,654	$15,588

Deferred tax liabilities:
Property and equipment	$ (15,597)	$ (312)
Intangible assets	(7,964)	(7,041)
Other liabilities	(212)	(126)

Total deferred tax liabilities	(23,773)	(7,479)

Deferred income taxes, net	$ (3,119)	$ 8,109

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

     At December 31, 2008, we had federal income tax net operating loss carryforwards of approximately $5.6 million expiring in 2008 through 2018. The utilization of some of our net operating losses is subject to Section 382 limitations due to a prior change in control related to one of our previous acquisitions. Excess tax benefits (deficiencies) of approximately $0.7 million, $3.3 million, and $(0.2) million in 2008, 2007 and 2006, respectively, are associated with non-qualified stock option exercises and restricted stock award releases, the impact of which was recorded directly to additional paid-in capital.

     We intend to reinvest the unremitted earnings of our non-U.S. subsidiaries, with the exception of Japan, Australia and New Zealand, and postpone their remittance indefinitely. In 2008, 2007 and 2006, we recorded approximately $(0.8) million, $0.4 million and $0.5 million, respectively, against future foreign tax credits associated with dividends expected to be received from our Japan, Australia and New Zealand subsidiaries. No other foreign tax credits for U.S. income taxes for non-U.S. subsidiaries were recorded in the accompanying consolidated statements of earnings.

     The valuation allowance at December 31, 2008 primarily relates to certain foreign and state loss carryforwards that, in the opinion of management, are more likely than not to expire unutilized. During the year ended December 31, 2008, our valuation allowance increased by approximately $2.6 million, primarily a result of a $2.3 million increase in the valuation reserves placed on certain current-year state and foreign operating losses.

16.      SEGMENT REPORTING

     Beginning in the fourth quarter of 2006, we realigned our reporting segments to be consistent with the way we now manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. We no longer report results under our former Conferencing & Collaboration and Data Communications segments. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Our North America segment is comprised primarily of operations in the United States. Information concerning our operations in our reportable segments is as follows (in millions):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Reportable Segments

	North America	Europe	Asia Pacific	Consolidated

Year ended December 31, 2008:
Statement of operations:
Net revenues	$384.8	$122.5	$116.9	$624.2
Depreciation	26.8	3.6	2.5	32.9
Amortization	11.8	3.5	0.4	15.7
Asset impairments	3.4	0.8	0.1	4.3
Interest expense	19.2	0.2	—	19.4
Interest income	0.5	0.3	0.1	0.9
Income tax expense	8.6	2.0	4.7	15.3
Net income	15.5	12.2	8.4	36.1

Balance Sheet:
Goodwill	299.6	40.6	3.8	344.0
Intangibles, net of amortization	25.8	5.7	0.6	32.1
Property and equipment, net	112.2	10.9	6.0	129.1

Expenditures for long-lived assets:
Capital expenditures	44.6	2.3	2.7	49.6
Business acquisitions, net of cash acquired	$ 28.0	$ 2.4	$ —	$ 30.4

Year ended December 31, 2007:
Statement of operations:
Net revenues	$356.7	$103.3	$ 99.7	$559.7
Depreciation	23.9	3.3	2.8	30.0
Amortization	13.5	1.8	0.4	15.7
Interest expense	13.6	—	—	13.6
Interest income	0.4	0.4	—	0.8
Income tax expense	10.1	2.5	2.6	15.2
Net income	20.3	5.3	4.8	30.4

Balance Sheet:
Goodwill	286.1	46.5	4.6	337.2
Intangibles, net of amortization	30.4	11.6	1.1	43.1
Property and equipment, net	92.0	13.3	5.5	110.8

Expenditures for long-lived assets:
Capital expenditures	38.9	4.2	3.2	46.3
Business acquisitions, net of cash acquired	$ 21.2	$ 26.5	$ —	$ 47.7

Year ended December 31, 2006:
Statement of operations:
Net revenues	$319.3	$ 93.0	$ 84.2	$ 496.5
Depreciation	18.2	3.8	2.6	24.6
Amortization	11.2	1.6	0.2	13.0
Asset impairment	0.1	—	—	0.1
Interest expense	9.1	—	—	9.1
Interest income	0.2	0.2	0.1	0.5
Income tax expense	9.1	3.2	1.4	13.7
Net income	21.5	(0.7)	4.7	25.5

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet:
Goodwill	268.4	22.6	4.2	295.2
Intangibles, net of amortization	33.3	3.6	1.5	38.4
Property and equipment, net	72.3	11.8	4.0	88.1

Expenditures for long-lived assets:
Capital expenditures	27.8	2.8	1.3	31.9
Business acquisitions, net of cash acquired	$ 44.2	$ —	$ 4.8	$ 49.0

17.      SUBSEQUENT EVENTS

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK Conference Service, LLC, a U.S.-based provider of audio and web conferencing services. We paid $6.6 million net of working capital, and anticipate approximately $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand.

     In February 2009, we acquired certain technology assets and assumed certain liabilities of a provider of web collaboration services. As consideration, we issued warrants for up to 105,000 shares of our common stock at an exercise price of $9.21 per share.

SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

     The following table presents certain unaudited quarterly consolidated statement of operations data for each of the eight quarters in the periods ended December 31, 2008 and 2007. The information has been derived from our unaudited financial statements, which have been prepared on substantially the same basis as the audited consolidated financial statements contained in this annual report. We have presented quarterly earnings per share numbers as reported in our earnings releases. The sum of these quarterly results may differ from annual results due to rounding and the impact of the difference in the weighted shares outstanding for the stand-alone periods. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands, except per share data)
Year Ended December 31, 2008
Net revenues	$152,854	$161,565	$157,409	$152,399	$624,228
Operating income	19,559	13,900	19,971	16,070	69,499
Net income	9,035	8,538	10,758	7,772	36,103
Net income per share - basic	$ 0.15	$ 0.14	$ 0.18	$ 0.13	$ 0.61
Net income per share - diluted	$ 0.15	$ 0.14	$ 0.18	$ 0.13	$ 0.60

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

	(in thousands, except per share data)
Year Ended December 31, 2007
Net revenues	$135,626	$138,019	$139,845	$146,216	$559,706
Operating income	14,747	11,219	17,408	18,171	61,546
Net income	8,947	5,833	7,707	7,955	30,442
Net income per share - basic	$ 0.13	$ 0.09	$ 0.13	$ 0.13	$ 0.49
Net income per share - diluted	$ 0.13	$ 0.09	$ 0.13	$ 0.13	$ 0.48

     The results of operations in all the quarters in 2008 and 2007 include charges associated with some or all of the following: equity-based compensation, restructuring costs, asset impairments and net legal settlements and related expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of December 31, 2008. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f)/15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

     As described in our annual report on Form 10-K/A for the year ended December 31, 2007, subsequent to the issuance of our interim financial statements for the quarter ended June 30, 2008, and in accordance with our efforts to update documentation surrounding our critical accounting policies, we identified that the accounting for our interest rate swaps was incorrect. Upon the recommendation of management and the authorization of the audit committee of our board of directors, we determined that we should restate our annual financial statements for the year ended December 31, 2007 and interim financial statements for the quarters ended March 31, 2008 and June 30, 2008 to correct the accounting for our interest rate swaps.

     As a result of the restatement, under the supervision and with the participation of our principal executive officer and principal financial officer, our management implemented new disclosure controls and procedures to remediate the related material weakness with respect to the application of GAAP in the accounting for our interest rate swaps under SFAS No. 133 as of December 31, 2007.

     Management has tested the effectiveness of the newly implemented controls and found them to be operating effectively and concluded that the controls in place related to our interest rate swaps are properly designed to provide reasonable assurance that these derivatives are properly recorded and disclosed in accordance with GAAP in our consolidated financial statements. As a result, management has concluded that, as of December 31, 2008, the material weakness that was identified in the third quarter of the 2008 had been remediated.

     Deloitte & Touche LLP, an independent registered public accounting firm, has audited our consolidated financial statements included in this annual report on Form 10-K as of the three years ended December 31, 2008. The Report of Independent Registered Public Accounting Firm on their audit of the effectiveness of our internal control over financial reporting follows. The Report of Independent Registered Public Accounting Firm on their audit of our consolidated financial statements is included at page 52 of this annual report.

Changes in Internal Control Over Financial Reporting

     During the fourth quarter of 2008, we prospectively designated these interest rate swaps as hedges using the long-haul method of effectiveness testing, and prior to December 31, 2008, we remediated the material weakness described above by:

  Installing new software to support our derivative testing with the assistance of third party consultants with expertise in hedge accounting requirements to prevent recurrence; and

  Providing additional training and implementing accounting reviews designed to ensure that accounting and other relevant personnel involved in derivative transactions appropriately apply SFAS No. 133 and its related interpretations.

     Other than the changes described above related to our remediated material weakness, there were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Premiere Global Services, Inc.
Atlanta, Georgia

We have audited the internal control over financial reporting of Premiere Global Services, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption on January 1, 2007, of Statement of Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes— an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Atlanta, GA
February 27, 2009

Item 9.B. Other Information

     None.

PART III

     Certain information required by Part III is omitted from this report and is incorporated by reference to our definitive proxy statement pursuant to Regulation 14A for our 2009 annual meeting of shareholders, which we will file not later than 120 days after the end of the fiscal year covered by this annual report.

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

     Our board of directors adopted our Code of Conduct and Ethics that applies to all employees, directors and officers, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code is posted on our web site at www.premiereglobal.com (follow the “Investor Relations” tab to “Corporate Governance”). We will satisfy any disclosure requirements under Item 5.05 of Form 8-K regarding an amendment to, or a waiver from, any provision of this code with respect to our principal executive officer, our principal financial officer, principal accounting officer, or controller or persons performing similar functions by disclosing the nature of such amendment or waiver on our web site.

Item 11. Executive Compensation

     The information required by this item is incorporated herein by reference to our proxy statement under the headings “Corporate Governance Matters – Compensation Committee,” “—Compensation Committee Interlocks and Insider Participation,” “—Director Compensation,” “—Director Compensation for the 2000 Fiscal Year,” “Compensation Committee Report,” which shall not be deemed filed in this Form 10-K, “Compensation Discussion and Analysis” and “Executive Compensation.”

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

     The financial statements listed in the index set forth in Item 8. “Financial Statements and Supplementary Data” of this report are filed as part of this annual report.

         2.     Financial Statement Schedules

	Balance at Beginning of Period	Charge To Continuing Operations	Deductions	Balance at End of Period

Description

Year ended December 31, 2008:
Allowance for doubtful accounts	$4,526	$412	$(2,869)	$2,069
Restructuring reserves	$3,292	$3,431	$(4,870)	$1,853
Valuation allowance	$9,988	$2,696	$(53)	$12,631

Year ended December 31, 2007:
Allowance for doubtful accounts	$7,551	$(770)	$(2,255)	$4,526
Restructuring reserves	$7,139	$4,198	$(8,045)	$3,292
Valuation allowance	$9,496	$3,100	$(2,608)	$9,988

Year ended December 31, 2006:
Allowance for doubtful accounts	$7,560	$2,319	$(2,328)	$7,551
Restructuring reserves	$4,832	$8,660	$(6,353)	$7,139
Valuation allowance	$9,310	$186	—	$9,496

         3.     Exhibits

     The exhibits filed with this report are listed on the “Exhibit Index” following the signature page of this annual report, which are incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Premiere Global Services, Inc.

By:	/s/ Boland T. Jones

Boland T. Jones, Chairman of the Board
and Chief Executive Officer

Date: February 27, 2009

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Boland T. Jones	Chairman of the Board and Chief	February 27, 2009
Executive Officer (principal
Boland T. Jones	executive officer) and Director

/s/ Michael E. Havener	Chief Financial Officer	February 27, 2009
(principal financial and
Michael E. Havener	accounting officer)

/s/ Jeffrey T. Arnold	Director	February 24, 2009

Jeffrey T. Arnold

/s/ Wilkie S. Colyer	Director	February 25, 2009

Wilkie S. Colyer

/s/ John R. Harris	Director	February 25, 2009

John R. Harris

/s/ W. Steven Jones	Director	February 24, 2009

W. Steven Jones

/s/ Raymond H. Pirtle, Jr.	Director	February 25, 2009

Raymond H. Pirtle, Jr.

/s/ J. Walker Smith, Jr.	Director	February 25, 2009

J. Walker Smith, Jr.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, together with exhibits, dated November 13, 1997, by and among the Registrant, Nets Acquisition Corp. and Xpedite Systems, Inc. (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated November 13, 1997 and filed December 5, 1997, as amended by Form 8-K/A and filed on December 23, 1997).

2.2	Agreement and Plan of Merger, dated April 22, 1998, by and among the Registrant, American Teleconferencing Services, Ltd. ("ATS"), PTEK Missouri Acquisition Corp. and the shareholders of ATS (incorporated by reference to Exhibit 99.1 of the Company's Current Report on Form 8-K dated April 23, 1998 and filed on April 28, 1998).

3.1	Amended and Restated Articles of Incorporation of the Registrant dated March 15, 2006 (incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.2	Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

3.3	Amendment No. 1 to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

3.4	Amendment No. 2 to Second Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K dated and filed on June 27, 2007).

4.1	See Exhibits 3.1-3.4. for provisions of the Articles of Incorporation and Bylaws defining the rights of the holders of common stock of the Registrant.

4.2	Specimen Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.1	Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and filed on August 16, 1999). +

10.2	Amendment No. 1 to the Amended and Restated 1998 Stock Plan of the Registrant (incorporated by reference to Exhibit 10.45 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 30, 2000). +

10.3	Intellivoice Communications, Inc. 1995 Incentive Stock Plan (assumed by the Registrant) (incorporated by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K for the year ended
December 31, 1999 and filed on March 30, 2000).

10.4	1995 Stock Plan of the Registrant (incorporated by reference to Appendix C to the Registrant’s
Definitive Proxy Statement distributed in connection with the Registrant’s June 5, 2002 Annual Meeting of Shareholders, filed on April 30, 2002). +

Exhibit Number	Description

10.5	Standard Office Lease, dated May 23, 1996, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Standard Office Lease dated May 4, 1999, as amended by Second Amendment to Standard Office Lease dated May 1998, as amended by Third Amendment to Standard Office Lease dated September 1999 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.6	Lease Agreement from Townsend XPD, LLC to Xpedite Systems, Inc., dated June 15, 2000, (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.7	Pine Ridge Business Park Standard Office Lease, dated January 29, 1999, by and between Perg Buildings, LLC and American Teleconferencing Services, Ltd., as amended by First Amendment to Lease dated May 4, 1999 (incorporated by reference to Exhibit 10.69 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 and filed on March 31, 2003).

10.8	Stock Pledge Agreement, dated December 15, 1999, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.73 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).+

10.9	Agreement for Assignment of Stock Options, dated February 5, 1999, by and among Boland T. Jones, Seven Gables Management Company, LLC, Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.74 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.10	Promissory Note, dated October 31, 2000, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.75 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.11	Stock Pledge Agreement, dated October 31, 2000, by and between Seven Gables Partnership, L.P. and the Registrant (incorporated by reference to Exhibit 10.76 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).+

10.12	Stock Pledge Agreement, dated October 31, 2000, by and between Boland T. Jones and the Registrant (incorporated by reference to Exhibit 10.78 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003). +

10.13	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.80 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).+

10.14	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.81 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).+

10.15	Promissory Note, dated April 17, 2001, payable to the Registrant by Boland T. Jones (incorporated by reference to Exhibit 10.82 to Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2002 and filed on December 23, 2003).+

10.16	Form of Director Indemnification Agreement between the Registrant and Non-employee Directors (incorporated by reference to Exhibit 10.67 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

Exhibit Number	Description
10.17	Form of Officer Indemnification Agreement between the Registrant and each of the executive officers (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report of Form 10-K for the year ended December 31, 2003 and filed on March 14, 2004). +

10.18	Credit Agreement, dated June 30, 2004, among the Registrant, as Borrower, Certain Subsidiaries and Affiliates of the Borrower, as Guarantors, the Lenders Party thereto, Bank of America, N.A., as Administrative Agent and Collateral Agent, and LaSalle Bank National Association, as Syndication Agent and Co-Lead Arranger (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.19	Security Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Network Services, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.20	Pledge Agreement, dated June 30, 2004, among the Registrant, American Teleconferencing Services, Ltd., Premiere Conferencing Networks, Inc., PTEK Services, Inc., Xpedite Network Services, Inc., Xpedite Systems, Inc., Xpedite Systems Worldwide, Inc. and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and filed on August 9, 2004).

10.21	Amendment No. 1 to Credit Agreement, dated February 2, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 2, 2004 and filed on February 3, 2004).

10.22	Fourth Amendment to Standard Office Lease, effective March 1, 2005, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.57 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and filed on March 15, 2005).

10.23	Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, effective January 1, 2005 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.24	Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.25	Restricted Stock Agreement between Boland T. Jones and the Registrant, effective April 18, 2005, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated and filed on April 20, 2005). +

10.26	Form of NonStatutory Stock Option Agreement under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005. +

10.27	Form of NonStatutory Stock Option Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

10.28	Form of Restricted Stock Award Agreement under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005 and filed on May 6, 2005).

Exhibit Number	Description

10.29	Summary of the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on December 22, 2005).

10.30	Lease Agreement, dated October 28, 2005, between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.31	Guaranty to the Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated October 28, 2005, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.32	Lease Agreement, dated October 28, 2005, between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.33	Guaranty to the Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, by the Registrant (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated and filed on February 1, 2006).

10.34	Fifth Amendment to Standard Office Lease, dated February 9, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.62 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.35	Amendment No. 2 and Waiver to Credit Agreement, dated August 3, 2005, by and among the Registrant, as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.65 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005 and filed on March 16, 2006).

10.36	Amendment No. 3 to Credit Agreement, dated April 24, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed April 25, 2006).

10.37	Amendment to Fifth Amendment to Standard Office Lease, effective March 13, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd. to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006 and filed on May 9, 2006).

10.38	Restricted Stock Agreement by and between Theodore P. Schrafft and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 10, 2006 and filed on May 11, 2006).+
10.39	Revised Summary of the Equity Compensation Component to the Registrant’s Non-Employee Director Compensation (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed on July 26, 2006).

10.40	Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed September 19, 2006).+

10.41	First Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant, dated September 15, 2006 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated and filed on September 19, 2006).+

Exhibit Number	Description

10.42	Second Amendment to Fifth Amendment to the Standard Office Lease, dated September 11, 2006, by and between 2221 Bijou, LLC and American Teleconferencing Services, Ltd., to the Standard Office Lease, dated May 23, 1996, as amended (incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.43	Amendment No. 4 and Waiver to Credit Agreement, dated October 3, 2006, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and filed on November 9, 2006).

10.44	Settlement Agreement, dated April 19, 2007, by and among the Registrant, Crescendo Partners II, L.P. Series E, Crescendo Investments II, LLC, Crescendo Advisors II, LLC, Eric S. Rosenfeld, Delacourt Holdings, Ltd., Colin D. Watson and Premiere Full Value Committee (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.45	Amendment No. 5 and Waiver, dated April 19, 2007, to the Credit Agreement by and among the Registrant as Borrower, Bank of America, N.A., as Administrative Agent, and the Guarantors and the Lenders that are parties thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 18, 2007 and filed on April 19, 2007).

10.46	Second Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.47	First Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.48	Amended and Restated Employment Letter between Michael E. Havener and the Registrant dated December 21, 2007 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated December 20, 2007 and filed on December 21, 2007). +

10.49	Second Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated January 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 22, 2007 and filed on January 25, 2008). +

10.50	Restricted Stock Agreement between Theodore P. Schrafft and the Registrant dated September 30, 2007 under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2007 and filed on January 30, 2009). +

10.51	Restricted Stock Agreement between Michael E. Havener and the Registrant dated December 31, 2007 under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K/A for the year ended December 31, 2007 and filed on January 30, 2009). +

10.52	Amended and Restated 2004 Long-Term Incentive Plan of the Registrant (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008).+

10.53	Amended and Restated 2000 Directors Stock Plan of the Registrant (incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A filed on April 18, 2008).+

10.54	Separation Agreement between T. Lee Provow and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed May 19, 2008).+

Exhibit Number	Description

10.55	Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated May 19, 2008 and effective as of June 30, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated May 16, 2008 and filed on May 19, 2008). +

10.56	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated June 30, 2005, under the Registrant’s 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.57	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated May 5, 2006, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).+

10.58	First Amendment to Restricted Stock Agreement dated May 5, 2006 between David M. Guthrie and the Registrant, effective July 13, 2006 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).+

10.59	Restricted Stock Agreement between David M. Guthrie and the Registrant, dated September 30, 2007, under the Registrant’s 1995 Stock Plan (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.60	Form of Restricted Stock Agreement under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).+

10.61	Form of Restriction Agreement for non-employee directors under the Amended and Restated 2000 Directors Stock Plan (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.62	Form of Restricted Stock Agreement to be issued to Boland T. Jones as Stock Bonuses pursuant to the terms of his Fourth Amended and Restated Executive Employment Agreement with the Registrant (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008). +

10.63	First Amendment to Lease Agreement, dated July 14, 2006, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.12 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.64	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant (incorporated by reference to Exhibit 10.13 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.65	Second Amendment to Lease Agreement, dated March 15, 2007, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.14 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.66	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant (incorporated by reference to Exhibit 10.15 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.67	Third Amendment to Lease Agreement, dated June 3, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

Exhibit Number	Description

10.68	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant (incorporated by reference to Exhibit 10.17 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.69	First Amendment to Lease Agreement, dated July 14, 2006, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.18 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.70	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the First Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated July 14, 2006, by the Registrant (incorporated by reference to Exhibit 10.19 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.71	Second Amendment to Lease Agreement, dated March 15, 2007, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.72	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Second Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated March 15, 2007, by the Registrant (incorporated by reference to Exhibit 10.21 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.73	Third Amendment to Lease Agreement, dated June 3, 2008, by and between Xpedite Systems, LLC and 3280 Peachtree I LLC to the Lease Agreement, dated October 28, 2005 (incorporated by reference to Exhibit 10.22 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.74	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Third Amendment to Lease Agreement between Xpedite Systems, LLC and 3280 Peachtree I LLC, dated June 3, 2008, by the Registrant (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-Q/A for the quarter ended June 30, 2008 and filed on October 14, 2008).

10.75	Fourth Amendment to Lease Agreement, dated August 27, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008).+

10.76	Acknowledgment, Consent and Reaffirmation of Guarantor of Lease to the Fourth Amendment to Lease Agreement between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC, dated August 27, 2008, by the Registrant (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 and filed on November 7, 2008).+

10.77	Third Amendment to Fourth Amended and Restated Executive Employment Agreement between Boland T. Jones and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed December 23, 2008).+

10.78	Third Amendment to Amended and Restated Employment Agreement between Theodore P. Schrafft and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated and filed December 23, 2008).+

10.79	First Amendment to Amended and Restated Employment Agreement between David M. Guthrie and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed December 23, 2008).+

Exhibit Number	Description

10.80	Amendment to Employment Letter between Michael E. Havener and the Registrant dated December 23, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed December 23, 2008). +

10.81	Employment Agreement between David E. Trine and the Registrant dated February 19, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report of Form 8-K dated and filed February 19, 2009). +

10.82	Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.83	Acknowledgement, Consent and Ratification of Guarantor of Lease to the Fifth Amendment to Lease Agreement, dated October 15, 2008, by and between American Teleconferencing Services, Ltd. and 3280 Peachtree I LLC.

10.85	Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd.

10.86	Lease Guaranty to the Office Lease Agreement, dated September 29, 2008, by and between Corporate Ridge, L.L.C. and American Teleconferencing Services, Ltd.

10.87	Wells Fargo Defined Contribution Prototype Plan and Trust Agreement, Participation Agreement (1.23(D)) and 401(K) Plan of the Registrant, effective January 1, 2009.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Deloitte & Touche LLP.

23.2	Consent of The JAAG Group.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

+ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form pursuant to Item 15(b) of this report.