Form 10-Q
period 2009-03-31
PREMIERE GLOBAL SERVICES, INC.
filed 2009-05-08
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X]   No |_|

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[_]   No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	[X]		Accelerated filer	|_|
Non-accelerated filer	|_|	(Do not check if a smaller reporting company)	Smaller reporting company	|_|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_|  No |X|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2009
Common Stock, $0.01 par value	60,689,491 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$29,775	$27,535
Accounts receivable (less allowances of $1,830 and $2,069, respectively)	101,248	94,469
Prepaid expenses and other current assets	11,791	12,623
Deferred income taxes, net	10,931	11,184

Total current assets	153,745	145,811

PROPERTY AND EQUIPMENT, NET	131,460	129,077

OTHER ASSETS
Goodwill	347,136	343,954
Intangibles, net of amortization	30,843	32,080
Restricted cash	299	306
Other assets	9,462	9,779

	$672,945	$661,007

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$52,696	$52,710
Income taxes payable	4,344	3,063
Accrued taxes, other than income taxes	8,022	9,818
Accrued expenses	32,030	33,787
Current maturities of long-term debt and capital lease obligations	2,314	2,455
Accrued restructuring costs	2,155	1,082

Total current liabilities	101,561	102,915

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	277,352	269,034
Accrued restructuring costs	568	771
Accrued expenses	19,091	20,150
Deferred income taxes, net	13,676	14,303

Total long-term liabilities	310,687	304,258

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS' EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 60,604,244 and
60,792,441 shares issued and outstanding, respectively	606	608
Additional paid-in capital	546,232	545,801
Notes receivable, shareholder	(1,829)	(1,803)
Accumulated other comprehensive loss	(12,076)	(8,312)
Accumulated deficit	(272,236)	(282,460)

Total shareholders' equity	260,697	253,834

	$672,945	$661,007

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)

Net revenues	$155,871	$152,854

Operating expenses
Cost of revenues (exclusive of depreciation and amortization shown
separately below)	66,215	61,662
Selling and marketing	37,642	39,851
General and administrative	15,711	16,233
Research and development	4,230	4,059
Depreciation	9,091	7,247
Amortization	3,030	4,243
Restructuring costs	1,594	—
Acquisition-related costs	340	—

Total operating expenses	137,853	133,295

Operating income	18,018	19,559

Other (expense) income
Interest expense	(4,025)	(4,629)
Unrealized gain (loss) on change in fair value of interest rate swaps	941	(4,592)
Interest income	106	213
Other, net	62	837

Total other expense, net	(2,916)	(8,171)

Income before income taxes	15,102	11,388
Income tax expense	4,878	2,353

Net income	$10,224	$9,035

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	58,815	59,331

Basic net income per share	$0.17	$0.15

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	59,347	60,497

Diluted net income per share	$0.17	$0.15

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,224	$9,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,091	7,247
Amortization	3,030	4,243
Amortization of deferred financing costs	141	141
Deferred income taxes, net of effect of acquisitions	(783)	(1,429)
Restructuring costs	1,594	—
Payments for restructuring costs	(726)	(929)
Equity-based compensation	2,936	3,462
Excess tax benefits from share-based payment arrangements	(126)	(23)
Unrealized (gain) loss on change in fair value of interest rate swaps	(941)	4,592
Provision (recovery) for doubtful accounts	118	(442)
Loss on disposal of assets	7	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(8,096)	(10,222)
Prepaid expenses and other assets	624	51
Accounts payable and accrued expenses	1,552	153

Total adjustments	8,421	6,844

Net cash provided by operating activities	18,645	15,879

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(12,571)	(13,692)
Business acquisitions, net of cash acquired	(7,484)	(138)

Net cash used in investing activities	(20,055)	(13,830)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(56,848)	(167,880)
Proceeds from borrowing arrangements	64,445	170,896
Excess tax benefits from share-based payment arrangements	126	23
Purchase of treasury stock, at cost	(3,391)	(1,027)
Exercise of stock options	307	219

Net cash provided by financing activities	4,639	2,231

Effect of exchange rate changes on cash and equivalents	(989)	214

NET INCREASE IN CASH AND EQUIVALENTS	2,240	4,494

CASH AND EQUIVALENTS, beginning of period	27,535	18,259

CASH AND EQUIVALENTS, end of period	$29,775	$22,753

Supplemental Disclosure of Cash Flow Information:
Cash transactions during the period for:
Interest	$3,706	$3.963

Income tax payments	$4,758	$2,478

Income tax refunds	$924	$634

Non-cash investing activities:
Capital lease additions	$1,363	$1,705

Capital expenditures in total current liabilities	$2,034	$4,964

Capitalized interest	$81	$283

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. THE COMPANY AND ITS BUSINESS

     We develop and market a comprehensive suite of applied communication technologies. Our PGi Communications Operating System, or PGiCOS, supports business applications within the following solution sets -PGiMeet, PGiSend, PGiNotify and PGiMarket – in our three segments in North America, Europe and Asia Pacific. Our unaudited condensed consolidated balance sheets as of March 31, 2009 and December 31, 2008, unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008 and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results for interim periods shown. Our results of operations for the three months ended March 31, 2009 are not indicative of the results that may be expected for the full fiscal year of 2009 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at March 31, 2009 and December 31, 2008 was earned but unbilled revenue of $11.1 million and $5.9 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision (recovery) for doubtful accounts was $0.1 million and $(0.4) million for the three months ended March 31, 2009 and 2008, respectively. Write-offs against the allowance for doubtful accounts were $0.4 million and $0.1 million in the three months ended March 31, 2009 and 2008, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

Software Development Costs

     Pursuant to the American Institute of Certified Public Accountants Statement of Position, or SOP, No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” or SOP No. 98-1, costs incurred to develop significant enhancements to software features to be sold as part of our service offerings are being capitalized as part of “Property and Equipment, Net” on our condensed consolidated balance sheets. For the three months ended March 31, 2009 and 2008, we capitalized $5.9 million and $4.9 million, respectively. We amortize these capitalized costs on a straight-line basis over the estimated life of the related software, not to exceed five years.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation expense recorded for developed software for the three months ended March 31, 2009 and 2008 was $2.0 million and $1.1 million, respectively.

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

     During the first quarter of 2008, we completed an outstanding audit with the State of New York related to our former operating segment, Voicecom, which was discontinued in 2001, and paid $1.7 million for outstanding telecommunications excise taxes. Also, during the first quarter of 2008, we made payments of $0.5 million associated with an audit by the Commonwealth of Massachusetts Department of Revenue for sales tax on our PGiMeet solutions for periods prior to 2005.

     During the second quarter of 2008, we learned that certain of our PGiMeet solutions may be subject to a certain state’s telecommunications excise tax statutes. We are currently working with this state’s department of revenue to resolve this matter, which spans tax years 2001–2007. Accordingly, we have accrued $4.0 million of excise tax and interest for the applicable time period as of March 31, 2009. We recorded $2.9 million in “Operating expenses” and $1.1 million in “Interest expense” in our condensed consolidated statements of operations during the second quarter of 2008.

     At March 31, 2009 and December 31, 2008, we had reserved $4.6 million for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially affect our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes, or additional states may subject us to inquiries regarding such taxes.

Income Taxes

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will, more likely than not, be utilized. These differences are attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are attributable to non-deductible employee compensation under Section 162(m) of

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the Internal Revenue Code of 1986, as amended, or the tax code.

     Our effective income tax rate was 32.3% and 20.7% for the three months ended March 31, 2009 and March 31, 2008, respectively. Our effective income tax rate varied from statutory rates during the three months ended March 31, 2009 and 2008 as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with the merging or our loss- and profit- generating subsidiaries in the United Kingdom. The change in our effective income tax rate for the three months ended March 31, 2009 is related to the reversal of a valuation allowance associated with a United Kingdom subsidiary net operating loss that was utilized during the three months ended March 31, 2008.

     As of March 31, 2009, the total amount of unrecognized tax benefits determined in accordance with FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN No. 48, was $5.5 million. A reconciliation of the changes in the gross balance of unrecognized tax benefits during the first three months of 2009 follows (in thousands):

Balance at December 31, 2008	$5,391
Effect due to fluctuations in currency exchange rates	84

Balance at March 31, 2009	$5,475

     Included in the unrecognized tax benefits of $5.5 million at March 31, 2009 was $1.8 million of tax benefits that, if recognized, would reduce our annual effective tax rate. The unrecognized tax benefits at March 31, 2009 are included in “Other assets,” “Income taxes payable” and “Accrued expenses” under “Long-Term Liabilities” in our condensed consolidated balance sheets. We do not expect our unrecognized tax benefit to change significantly over the next 12 months.

     In accordance with FIN No. 48, we have classified interest and penalties related to uncertain tax positions as “Interest expense” and “General and administrative” expenses, respectively, in our condensed consolidated statements of operations. During the three months ended March 31, 2009 and 2008, we recognized interest and penalties expense of $0.1 million and $0.2 million, respectively. We had accrued interest and penalties of $1.9 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively, related to uncertain tax positions.

     In the normal course of business, we are subject to inquiries from tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may affect our ability to utilize income tax benefits, as well as the estimated taxes to be paid in future periods. We believe we have appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” and deferred taxes, which could materially affect our financial condition and results of operations.

Treasury Stock

     All treasury stock transactions are recorded at cost. During the three months ended March 31, 2009, we repurchased 375,800 shares of our common stock for $2.7 million in the open market pursuant to our board-approved stock repurchase program. During the three months ended March 31, 2009 and 2008, we withheld 83,000 and 86,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of their restricted stock grants and remitted $0.7 million and $1.0 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

     We have 5.0 million shares of authorized $.01 par value preferred stock, none of which is issued or outstanding. Under the terms of our Amended and Restated Articles of Incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. At March 31, 2009, accumulated other comprehensive loss is comprised of $2.2 million of unrealized loss on change in fair value of interest rate swaps and $9.8 million of cumulative translation adjustments, net of income tax benefit of $1.2 million and $0.1 million, respectively. At December 31, 2008, accumulated other comprehensive loss is comprised of $2.6 million of unrealized loss on change in fair value of interest rate swaps and $5.7 million of cumulative translation adjustments, net of income tax benefit of $1.4 million and $0.1 million, respectively. The following table summarizes total comprehensive income, net of income tax expense, for the applicable periods (in thousands):

	Three Months Ended March 31,
	2009	2008
Comprehensive income:
Net income	$10,224	$9,035
Foreign currency translation adjustments	(4,109)	5,396
Unrealized gain on change in fair value of interest rate swaps	345	—

Comprehensive income	$6,460	$14,431

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

Goodwill

     We account for goodwill under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” or SFAS No. 142. Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, from December 31, 2008 to March 31, 2009 (in thousands):

	North America	Europe	Asia Pacific	Total
Goodwill:
Carrying value at December 31, 2008	$299,535	$40,644	$3,775	$343,954
Additions	4,970	—	—	4,970
Adjustments	(613)	(1,077)	(98)	(1,788)

Carrying value at March 31, 2009	$303,892	$39,567	$3,677	$347,136

     Goodwill is not subject to amortization consistent with SFAS No. 142 but is subject to periodic reviews for impairment. Additions to the goodwill carrying value since December 31, 2008 are due to our acquisition of certain assets of LINK Conference Service, LLC. Adjustments to the goodwill carrying value since December 31, 2008 are due to foreign currency fluctuations against the U.S. Dollar.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Intangible Assets

     We account for other intangible assets under SFAS No. 142. Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	March 31, 2009			December 31, 2008
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Other intangible assets:
Customer lists	$129,972	$(105,537)	$24,435	$128,564	$(102,705)	$25,859
Non-compete agreements	5,915	(3,088)	2,827	5,799	(2,821)	2,978
Developed technology	39,627	(39,222)	405	40,069	(39,598)	471
Other	3,250	(74)	3,176	2,842	(70)	2,772

Total other intangible assets	$178,764	$(147,921)	$30,843	$177,274	$(145,194)	$32,080

     Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated amortization expense related to our other intangible assets for the full year 2009 and the next four years is as follows (in millions):

Year	Estimated Amortization Expense

2009	$ 10.6
2010	7.2
2011	5.6
2012	3.4
2013	1.1

Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS No. 52, the assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at the condensed consolidated balance sheets date. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive loss” component of shareholders' equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these balances are recorded in the cumulative translation account on our condensed consolidated balance sheets.

New Accounting Pronouncements

     In April 2009, the Financial Accounting Standards Board, or FASB, issued three Staff Positions, or FSPs, that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs are effective for

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

us beginning April 1, 2009. We do not believe the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 will have a material impact on our financial statements. The impact of the adoption of FSP FAS 107-1 and APB 28-1 will be limited to expanded disclosures in our interim periods.

Recently Adopted Accounting Pronouncements

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161. SFAS No. 161 requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 was effective for our Company on January 1, 2009. The adoption had no financial impact other than expanded disclosure. See Note 9.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) was effective for our Company on January 1, 2009, and we will apply SFAS No. 141(R) prospectively to all business combinations subsequent to the effective date. The adoption of SFAS No. 141(R) did not have a significant impact on our consolidated financial statements, and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

3. RESTRUCTURING COSTS

     Consolidated restructuring costs at March 31, 2009 and December 31, 2008 are as follows (in thousands):

Consolidated	Accrued Costs at December 31, 2008	Charge To Continuing Operations	Payments Made	Adjustments	Accrued Costs at March 31, 2009

Accrued restructuring costs:
Severance and exit costs	$270	$1,709	$(519)	$(115)	$1,345
Contractual obligations	1,583	—	(205)	—	1,378

Total restructuring costs	$1,853	$1,709	$(724)	$(115)	$2,723

Realignment of Workforce – 2009

     During the three months ended March 31, 2009, we executed a restructuring plan to close our company-owned data center in Europe and streamline various aspects of our sales force. As part of these consolidations, we eliminated 92 positions. During the three months ended March 31, 2009, we expensed total restructuring costs of $1.7 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. The expenses associated with these charges are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs were $0.4 million in North America and $1.3 million in Europe, all expensed within the three months ended March 31, 2009. During the three months ended March 31, 2009, we paid $0.4 million related to these severance costs in cash. Our reserve for the 2009 restructuring was $1.3 million at March 31, 2009. We anticipate these remaining costs will be paid over the next twelve months.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in Europe of $(0.1) million during the three months ended March 31, 2009. During the three months ended March 31, 2009, we paid $0.1 million related to these severance and exit costs. As of March 31, 2009, we have completed this restructuring plan and accordingly, no reserves remain.

Realignment of Workforce – Prior to 2007

     Amounts paid during the three months ended March 31, 2009 for restructuring costs incurred prior to 2007 totaled $0.2 million. At March 31, 2009, our reserve for restructuring costs incurred prior to 2007 totaled $1.4 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next seven years.

4. ACQUISITIONS AND DISPOSITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and results of operations from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. The warrants had a fair value of $0.3 million, which was allocated to in-process research and development, recognized in other intangible assets and is not-currently being amortized. We incurred transaction fees and closing costs of $0.1 million which were expensed as incurred.

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK Conference Service, LLC, a U.S.-based provider of audio and web conferencing services. We paid $7.1 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141R and preliminarily allocated $0.7 million to accounts receivable, $0.1 million to prepaid assets, $0.3 million to acquired fixed assets, $0.3 million to other acquisition liabilities, $1.2 million to identifiable customer lists and $0.1 million to non-compete agreements, with the customer lists and non-compete agreements amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $5.0 million of the purchase price, excluding transaction fees and closing costs of $0.2 million which were expensed as incurred, to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2008, we acquired certain assets of Soundpath Conferencing Services, LLC, a U.S.-based audio conferencing business. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In May 2008, we acquired certain assets and assumed certain liabilities of the audio conferencing business of iLinc Communications, Inc., a U.S.-based audio conferencing business. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We followed SFAS No. 141 and allocated $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

5. INDEBTEDNESS

     Long-term debt and capital lease obligations at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009	December 31, 2008

Borrowings on credit facility	$ 274,081	$ 266,199
Capital lease obligations	5,585	5,290

Subtotal	$ 279,666	$ 271,489
Less current portion	(2,314)	(2,455)

	$ 277,352	$ 269,034

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

     At March 31, 2009, we were in compliance with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2009, our applicable margin with respect to LIBOR loans was 1.5%. At March 31, 2009, our interest rate on 1-month U.S. Dollar LIBOR loans was 2.0% for our borrowings on which we did not have an interest rate swap agreement in place. At March 31, 2009, our interest rate on 1-month Euro and Canadian Dollar LIBOR loans was 2.6% and 2.2%, respectively. At March 31, 2009, we had $274.1 million of borrowings outstanding and $1.2 million in letters of credit outstanding under our credit facility. Included in our outstanding borrowings at March 31, 2009 was €2.2 million Euros and $6.0 million Canadian Dollars. See Note 12.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” or SFAS No. 133. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.9 million and $(4.6) million during the three months ended March 31, 2009 and 2008, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.3 million, net of

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

taxes, for the three months ended March 31, 2009. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $1.7 million and $2.6 million at March 31, 2009 and December 31, 2008, respectively. The amount recognized in “Long-Term Liabilities” was $5.4 million and $6.0 million at March 31, 2009 and December 31, 2008, respectively.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 20 months to 60 months. The capital lease obligations recorded on our condensed consolidated balance sheets for these leases was $5.6 million and $5.3 million at March 31, 2009 and December 31, 2008, respectively.

6. EQUITY-BASED COMPENSATION

     We account for stock-based compensation under SFAS No. 123 (revised 2004), “Accounting for Stock Based Compensation,” or SFAS No. 123(R). We record the compensation cost related to stock option grants to parties other than employees in accordance with SFAS No. 123, “Accounting for Stock Based Compensation,” or SFAS No. 123, as originally issued and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF No. 96-18.

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

     In April 2008, our board of directors adopted and, in June 2008, our shareholders approved our amended and restated 2004 long-term incentive plan. The amendment and restatement of our 2004 plan increased the total number of shares authorized for issuance by 2.0 million shares to 6.0 million shares. The maximum number of awards and the maximum fair market value of such awards that we may grant under our 2004 plan during any one calendar year to any one grantee are 1.0 million shares and $8.0 million, respectively. We may not grant more than 3,975,176 of awards in the form of “full value” awards, such as restricted stock, subject to anti-dilution adjustments under our 2004 plan.

     In April 2008, our board of directors adopted and, in June 2008, our shareholders approved our amended and restated 2000 directors stock plan. Only non-employee directors can participate in our directors stock plan. Under our directors stock plan, we have reserved a total of 2.0 million shares of our common stock in connection with awards. We may not grant more than 325,431 of awards in the form of restricted stock, subject to anti-dilution adjustments, and may only grant non-qualified stock options under our directors stock plan.

Stock Options

     The fair value of the options used for the application of SFAS No. 123(R) is estimated at the date of grant using the Black-Scholes option pricing model. In determining the fair value of options using the Black-Scholes option pricing model, various assumptions such as expected life, volatility, risk-free interest rate, dividend yield and forfeiture rates are used. The expected life of awards granted represents the period of time that they are expected to be outstanding and is estimated using historical data. Using the Black-Scholes option valuation model, we estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock. We base the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award. We have not paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model. Finally, we use historical data to estimate pre-vesting option forfeitures. Stock-based

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

compensation is recorded for only those awards that are expected to vest. No stock options have been issued since the year ended December 31, 2005.

     The following table summarizes the stock options activity under our stock plans from December 31, 2008 to March 31, 2009:

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	747,175	$ 8.22
Granted	—	—
Exercised	(101,815)	3.02
Expired	(500)	6.13

Options outstanding at March 31, 2009	644,860	$ 9.05	$ 551,362

Options exercisable at March 31, 2009	644,860	$ 9.05	$ 551,362

     For the three months ended March 31, 2009 and 2008, we recognized equity based compensation expense of $0.0 million and $0.2 million, respectively, related to the vesting of stock options. The total intrinsic value of stock options exercised during the three months ended March 31, 2009 and 2008 was $0.5 million and $0.2 million, respectively. The total fair value of options vested during the three months ended March 31, 2008 was $0.7 million. As of March 31, 2009, we had no remaining unvested stock options to be recorded as an expense in our statement of operations for future periods.

Restricted Stock Awards

     The fair value of restricted stock awards used for the application of SFAS No. 123(R) is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that affect the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. We continued to use a forfeiture rate of 1.5% for the three months ended March 31, 2009.

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2008 to March 31, 2009:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2008	1,926,507	$ 11.18
Granted	172,232	8.68
Vested/released	(258,938)	9.38
Forfeited	(3,000)	14.58

Unvested at March 31, 2009	1,836,801	$ 11.20

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     The weighted-average grant date fair value of restricted stock awards granted during the three months ended March 31, 2009 and 2008 was $8.68 and $13.55, respectively. The total release date fair value of restricted stock vested during the three months ended March 31, 2009 and 2008 was $2.3 million and $3.8 million, respectively.

     For the three months ended March 31, 2009 and 2008, we recognized equity-based compensation expense of $2.9 million and $3.3 million, related to the vesting of restricted stock. As of March 31, 2009, we had $16.0 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted average recognition period of less than five years.

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2009	2008

Cost of revenues	$88	$97
Selling and marketing	769	807
Research and development	319	261
General and administrative	1,760	2,297

Pre-tax equity-based compensation expense	2,936	3,462
Income tax benefits	(948)	(1,177)

Total equity-based compensation expense	$1,988	$2,285

7. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at March 31, 2009 and March 31, 2008, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

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

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” or SFAS No. 128, the following table represents a reconciliation of the basic and diluted earnings per share, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share

Basic EPS	$10,224	58,815	$0.17	$9,035	59,331	$0.15
Effect of dilutive securities:
Stock options	—	145	—	—	400	—
Unvested restricted shares	—	387	—	—	766	—
Warrants	—	—	—	—	—	—

Diluted EPS	$10,224	59,347	$0.17	$9,035	60,497	$0.15

     The weighted-average diluted common shares outstanding for the three months ended March 31, 2009 excludes the effect of 0.8 million of restricted shares, warrants and out-of-the-money options because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the three months ended March 31, 2008 excludes the effect of 0.2 million of restricted shares and out-of-the-money options because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. While our domestic operating leases generally do not contain make-whole provision clauses, in instances where we believe a landlord would subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements consistent with SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143. Similarly, for our international operations, where we have either make-whole provision clauses in our leases or believe a landlord would subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-Term Liabilities” in our condensed consolidated balance sheets. For the three months ended March 31, 2009, asset retirement obligation liabilities increased by $0.1 million for remediation costs, and no asset retirement obligations were satisfied. The current and long-term portion of the asset retirement obligation liability balance was $1.0 million and $0.9 million at March 31, 2009 and December 31, 2008, respectively.

Litigation and Claims

     We have settled the litigation matter as described below.

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite Systems, LLC, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., in U.S. District Court for the Central District of California. The underlying complaint alleged that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal Telephone Consumer Protection Act of 1991, or TCPA, and sought damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The court approved the settlement on February 23, 2009. The time for appeal has expired, and the settlement is now final. Our financial contribution to the settlement, for which we had recorded a reserve in accordance with SFAS No. 5, was well below the limits of our insurance policy.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

9. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

     The fair value amounts for cash and equivalents, accounts receivable, net, and payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The carrying value of our current and long-term maturities of capital lease obligations and debt do not vary materially from fair value at March 31, 2009. The fair value of our derivative instruments is calculated at the end of each period and carried on our consolidated balance sheets in the appropriate category, as further discussed below.

     Effective January 1, 2008, SFAS No. 157 was applicable to our financial assets and liabilities. SFAS No. 157 is a technical standard, which provides a single definition of fair value and a hierarchical framework for measuring it. SFAS No. 157 defines fair value as an exit price representing the amount that would be received to sell an asset or paid to transfer a liability at the measurement date in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. SFAS No. 157 establishes a three-tier fair value hierarchy as a basis for such assumptions which prioritizes the inputs used in measuring fair value as follows:

  Level 1 – Quoted prices in active markets for identical assets or liabilities;

  Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

  Level 3 – Unobservable inputs for the asset or liability in which there is little or no market data.

     We value our interest rate swaps using a market approach based on interest rate yield curves observable in market transactions. The fair value of our interest rate swaps is based on models whose inputs are observable; therefore, the fair value of these financial instruments is based on Level 2 inputs.

     We have segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in millions):

March 31, 2009
	Fair Value	Level 1	Level 2	Level 3
Liabilities:
Interest rate swaps	$ 7.1	$ —	$ 7.1	$ —

Total	$ 7.1	$ —	$ 7.1	$ —

     We use derivative instruments to manage risks related to interest rates. During the three months ended March 31, 2009 and 2008, our derivative instruments are limited to interest rate swaps. During the three months ended March 31, 2008, our derivative instruments did not qualify for hedge accounting treatment under SFAS No. 133. We subsequently designated our interest rate swaps as hedges, in accordance with SFAS No. 133, using the long-haul method, and for the three months ended March 31, 2009, our derivative instruments qualified for hedge accounting treatment under SFAS No. 133. For further disclosure on our policy for accounting for derivatives and hedges, see Note 5.

     We are exposed to 1-month LIBOR interest rate risk on our $375.0 million credit facility. In August 2007, we entered into two $100.0 million pay fixed receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in 1-month LIBOR interest rates. The interest rate swaps expire in August 2009 and August 2010. As of March 31, 2009, both of the interest rate swaps are designated as hedges.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value of Derivative Instruments

March 31, 2009 (in millions)
	Interest Rate Swaps	Total
Liabilities:
Current liabilities
Accrued expenses	$ 1.7	$ 1.7

Long-term liabilities
Accrued expenses	5.4	5.4

Total liabilities	$ 7.1	$ 7.1

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows in accordance with SFAS No. 95, “Statement of Cash Flows,” or SFAS No. 95, and were $2.1 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, we recognized the following gains (losses) and interest expense related to interest rate swaps (in millions):

Three Months Ended March 31, 2009 Interest Rate Swaps
Effective portion:
Gain recognized in other comprehensive income, net of tax effect of $0.2	$0.3
million

Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps
recognized in other (expense) income	$0.9

Interest expense related to monthly cash settlements:
Interest expense	$(2.2)

10. SEGMENT REPORTING

     We manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Our North America segment is comprised of operations in the United States and Canada. Beginning with this quarterly report for the three months ended March 31, 2009, we present “Operating income” for each of our reportable segments as a measure of segment profit, which differs from the presentation in our annual report on Form 10-K for the year ended December 31, 2008, where we reported “Net income” as a measure of segment profit. Management uses operating income internally, as a means of analyzing segment performance, and believes that it more clearly represents our segment profit, without the impact of income taxes and other non-operating items. Information concerning our operations in our reportable segments is as follows (in millions):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Net revenues:
North America
PGiMeet solutions	$83.4	$74.4
Broadcast fax solutions	2.4	3.6
Other solutions	14.1	17.0

Total North America	$99.9	$95.0

Europe
PGiMeet solutions	$21.6	$17.8
Broadcast fax solutions	1.9	4.0
Other solutions	5.4	8.2

Total Europe	$28.9	$30.0

Asia Pacific
PGiMeet solutions	$12.9	$12.8
Broadcast fax solutions	7.2	8.2
Other solutions	7.0	6.9

Total Asia Pacific	$27.1	$27.9

Consolidated
PGiMeet solutions	$117.9	$105.0
Broadcast fax solutions	11.5	15.8
Other solutions	26.5	32.1

Total consolidated	$155.9	$152.9

Operating income
North America	$6.3	$8.6
Europe	5.7	5.0
Asia Pacific	6.0	6.0

Total operating income	$18.0	$19.6

11. RELATED PARTY TRANSACTIONS

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature between 2009 and 2010. These loans, including accrued interest, are recorded in the equity section of our condensed consolidated balance sheets in “Notes receivable, shareholder.” The principal amount outstanding under all remaining loans owed to us by our chief executive officer is $1.8 million as of March 31, 2009.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12. SUBSEQUENT EVENTS

     Effective April 9, 2009, we amended the terms of our credit facility. This amendment increased our allowable principal amount of borrowings for capital leases from $10.0 million to $20.0 million. It also changed the definition of “base rate” to be the higher of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent. We continue to have the option to choose either the base rate or LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. The amendment did not affect any other material terms of our credit facility. We paid $0.1 million in financing costs for this amendment of our credit facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We develop and market a comprehensive suite of applied communication technologies. Our PGi Communications Operating System, or PGiCOS, supports business applications within the following solution sets -PGiMeet, PGiSend, PGiNotify and PGiMarket – in our three segments in North America, Europe and Asia Pacific.

     Key highlights of our financial and strategic accomplishments for the first quarter of 2009 include:

  Grew revenue from our PGiMeet solutions, the largest solution set within PGiCOS, by 12.2% compared to the same period in 2008;

  Generated organic consolidated net revenue growth, excluding impacts from changes in foreign currency exchange rates and acquisitions, of 5.1% compared to the same period in 2008 (see “—Net Revenues” and “—Non-GAAP Financial Measures”);

  Grew cash flows provided by operating activities by greater than 17% compared to the three months ended March 31, 2008; and

  Repurchased 375,800 shares of our common stock in the open market.

     Our primary corporate objectives for the remainder of 2009 are focused on continuing to enhance our customer value and to differentiate our products and our company from our competitors.

     Specifically, in 2009, our strategic plan includes our continued focus on:

  Developing and launching innovative products and customer self-service tools that improve our user experience;

  Crafting pricing strategies aimed at enhancing the overall quality and consistency of our revenues;

  Migrating our network architecture to a global delivery platform of media servers to improve the quality, reliability and cost-effectiveness of our services; and

  Building a brand that is a sustainable asset for us.

     In the first quarter of 2009, nearly 39% of our consolidated net revenues were generated outside of the United States. Consequently, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates during the first quarter of 2009 negatively affected our consolidated net revenues by $8.2 million as compared to the first quarter of 2008. We anticipate movements in foreign currency exchange rates will continue to negatively affect our reported results for the remainder of 2009 compared to 2008.

     We have experienced revenue growth in our PGiMeet solutions through increases in minutes of use, offset in part by declines in average selling prices per minute for this solution. Traditional pricing for these services is on a per-minute basis. During 2008, we introduced a subscription-based pricing model similar to that of other on-demand service providers. Revenues from subscription-based pricing have been approximately 5% of total revenues for our PGiMeet solutions. Revenues from our PGiMeet solutions for the three months ended March 31, 2009 and 2008 were $117.9 million and $105.0 million, respectively.

     We have experienced revenue volume declines in our broadcast fax and transactional fax services. Pricing for these services are on a per-minute or per-page delivered basis. Revenue from these services for the three months ended March 31, 2009 and 2008 were $19.0 million and $25.2 million, respectively. Declines in these fax services have been primarily associated with volume declines. Although we expect to continue to convert such customers to our alternative solutions, we expect this overall decline in revenue to continue.

     We expect that our projected continued growth in revenues and operating cash flows will be associated with growth in the remainder of our solutions, including continued volume growth in our audio conferencing PGiMeet solutions. We expect this growth will offset declines in our broadcast fax, transactional fax and e-mail delivery services.

     We have made acquisitions of businesses, particularly conferencing and collaboration providers, which have increased our revenues and operating cash flows. The primary purpose of these acquisitions has been to expand our customer base, distribution channels and geographic presence. We are able to realize synergies by integrating these acquisitions into our own operating infrastructure. Historically, these acquisitions have generally been accretive to our revenues, operating cash flows and earnings per share.

     We have used our cash flows from operations less capital expenditures, or free cash flow, for debt repayments, acquisitions and stock repurchases. At March 31, 2009, borrowings under our credit facility were $274.1 million. During the three months ended March 31, 2009 and 2008, our free cash flow was $6.1 million and $2.2 million, respectively (see “—Non-GAAP Financial Measures”). Based on our historical free cash flow, we anticipate extending the tenure of, or refinancing, our existing credit facility prior to maturity. In 2009, we anticipate continuing to use our free cash flow to pay down our debt, while still continuing to evaluate possible acquisitions and share repurchases.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See the section in this quarterly report entitled “Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The results of operations for the three months ended March 31, 2009 are not indicative of the results that may be expected for the full fiscal year of 2009 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

     The following table presents certain financial information about our segments for the periods presented (in millions, except percentages):

	Three Months Ended March 31,		Change

	2009	2008	$	%
Net revenues:
North America
PGiMeet solutions	$83.4	$74.4	9.0	12.1
Broadcast fax solutions	2.4	3.6	(1.2)	(33.3)
Other solutions	14.1	17.0	(2.9)	(17.1)

Total North America	$99.9	$95.0	4.9	5.2

Europe
PGiMeet solutions	$21.6	$17.8	3.8	21.3
Broadcast fax solutions	1.9	4.0	(2.1)	(52.5)
Other solutions	5.4	8.2	(2.8)	(34.1)

Total Europe	$28.9	$30.0	(1.1)	(3.7)

Asia Pacific
PGiMeet solutions	$12.9	$12.8	0.1	0.8
Broadcast fax solutions	7.2	8.2	(1.0)	(12.2)
Other solutions	7.0	6.9	0.1	1.4

Total Asia Pacific	$27.1	$27.9	(0.8)	(2.9)

Consolidated
PGiMeet solutions	$117.9	$105.0	12.9	12.3
Broadcast fax solutions	11.5	15.8	(4.3)	(27.2)
Other solutions	26.5	32.1	(5.6)	(17.4)

Total consolidated	$155.9	$152.9	3.0	2.0

Operating income
North America	$6.3	$8.6	(2.3)	(26.7)
Europe	5.7	5.0	0.7	14.0
Asia Pacific	6.0	6.0	0.0	0.0

Total operating income	$18.0	$19.6	(1.6)	(8.2)

Percent of net revenues:
North America	64.1%	62.2%
Europe	18.5%	19.6%
Asia Pacific	17.4%	18.2%

Consolidated net revenues	100.0%	100.0%

Organic growth

     We define “organic growth” as revenue changes excluding the impact of foreign currency exchange rate fluctuations, using the average exchange rates from the prior year period and applying them to current period results, and acquisitions made during the periods presented. We present this non-GAAP financial measure for our segments to exclude the effect of those items that are not completely within management’s control, such as foreign currency exchange rate fluctuations, or that do not reflect our ongoing core operations or underlying growth, such as acquisitions. Organic growth is further discussed in our “—Non-GAAP Financial Measures.” The following table presents a reconciliation of organic revenue to net revenues for the periods indicated (in millions, except percentages):

	Consolidated net revenues Q1 2008	Impact of fluctuations in foreign currency exchange rates	Impact of acquisitions	Organic net revenue growth	Consolidated net revenues Q1 2009	Organic net revenue growth rate
Net Revenues:
North America	$95.0	$(1.6)	$3.4	$3.1	$99.9	3.3%
Europe	30.0	(5.4)	—	4.3	28.9	14.3%
Asia Pacific	27.9	(1.2)	—	0.4	27.1	1.4%

Consolidated Net
Revenues	$152.9	$(8.2)	$3.4	$7.8	$155.9	5.1%

Consolidated Net Revenues

     Consolidated net revenues increased to $155.9 million for the three months ended March 31, 2009 from $152.9 million for the same period in 2008 as a result of $7.8 million of organic net revenue growth, excluding the impact of foreign currency exchange rate fluctuations and acquisitions that occurred subsequent to March 31, 2008. The increase in organic net revenues was driven by growth in our PGiMeet solutions partially offset by declines in our broadcast and transactional fax and e-mail delivery services. Both price and volume changes affect organic net revenues. The increase in organic net revenues of $7.8 million was associated with increases in volume of $17.8 million from both new and existing customers offset by decreases in average selling prices of $10.0 million resulting from a higher mix of large volume enterprise customers and price reductions from existing customers. Other factors that contributed to the change in net revenue include an increase of $3.4 million from our recent acquisitions including Soundpath, iLinc and LINK, offset by a decrease of $8.2 million from weakening of various currencies to the U.S. Dollar.

     These consolidated net revenues trends, as well as the segment net revenue trends discussed below, are reconciled above and in “—Non-GAAP Financial Measures.”

Segment Net Revenue

     North America net revenue increased to $99.9 million for the three months ended March 31, 2009 compared with $95.0 million for the same period in 2008. North America organic net revenues increased $3.1 million for the three months ended March 31, 2009. The increase in organic net revenues for the three months ended March 31, 2009 was driven by revenue growth in our PGiMeet solutions partially offset by declines in our broadcast and transactional fax and e-mail delivery services. For the three months ended March 31, 2009, the increase in organic net revenues of $3.1 million was associated with increases in volume of $10.4 million, offset by decreases in average selling prices of $7.3 million. The decreases in average selling prices were associated with our PGiMeet solutions, while volume increases were associated with our PGiMeet solutions offset in part with volume decreases in our broadcast fax, transactional fax and e-mail delivery services.

     Europe net revenue decreased to $28.9 million for the three months ended March 31, 2009 compared with $30.0 million for the same period in 2008. Europe organic net revenues increased $4.3 million for the three months ended March 31, 2009. The increase in organic net revenues for the three months ended March 31, 2009 was driven by revenue growth in our PGiMeet solutions partially offset by declines in our broadcast and transactional fax services. For the three months ended March 31, 2009, the increase in organic net revenues of $4.3 million was associated with increases in volume of $7.8 million, offset by decreases in average selling prices of $3.5 million. The decreases in average selling prices were associated with our PGiMeet solutions, while volume increases were associated with our PGiMeet solutions offset in part with volume decreases in our broadcast fax and transactional fax services.

     Asia Pacific net revenue decreased to $27.1 million for the three months ended March 31, 2009 compared with $27.9 million for the same period in 2008. Asia Pacific organic net revenues increased $0.4 million for the three months ended March 31, 2009. The increase in organic net revenues was driven by revenue growth in our PGiMeet solutions and in our Maritime PGiNotify solutions (which we resell from a third party to shipping companies in the region). For the three months ended March 31, 2009, the increase in organic net revenues of $0.4 million was associated with increases in average selling prices of $0.8 million offset by decreases in volume of $0.4 million. Changes in average selling prices and volumes were associated with our broadcast fax services.

Cost of Revenues

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in millions)
Cost of revenues:
North America	$ 43.4	$ 39.0	4.4	11.3
Europe	9.9	9.9	0.0	0.0
Asia Pacific	12.9	12.8	0.1	0.8

Consolidated	$ 66.2	$ 61.7	4.5	7.3

	Three Months Ended March 31,
	2009	2008
Cost of revenues as a percent of net revenues:
North America	43.4%	41.0%
Europe	34.3%	33.1%
Asia Pacific	47.6%	45.9%

Consolidated	42.5%	40.3%

     Consolidated cost of revenues as a percentage of consolidated net revenues increased in the three months ended March 31, 2009 as compared to the same period in 2008 as a result of growth in higher cost of revenue large enterprise customers in our North America PGiMeet solutions and the reduction of lower cost of revenue customers associated with our broadcast fax, transactional fax and e-mail delivery services revenues. Fluctuations in foreign currency exchange rates resulted in decreased consolidated cost of revenues of $2.9 million for the three months ended March 31, 2009 as compared to the same periods in 2008. For the three months ended March 31, 2009 and 2008, we capitalized network engineering costs associated with the development and deployment of customer supporting infrastructure software of $1.3 million and $1.1 million, respectively. The increase in capitalization costs are related to network upgrades to our global service delivery platforms. Capitalized network engineering costs as a percentage of total cash cost of revenues was 1.9% and 1.8% for the three months ended March 31, 2009 and 2008, respectively (see “—Non-GAAP Financial Measures”).

     The increase in North America cost of revenue as a percentage of operating segment net revenue for the three months ended March 31, 2009 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet solutions and a decline in our broadcast fax net revenue, which has a lower cost of revenue in North America than our other solutions. Fluctuations in foreign currency exchange rates related to the weakening of the Canadian Dollar against the U.S. Dollar resulted in decreased North America cost of revenue of $0.5 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The increase in Europe cost of revenue as a percentage of operating segment net revenue for the three months ended March 31, 2009 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet solutions, partially offset by network upgrades to our fax delivery platform in the first half of 2008. Fluctuations in foreign currency exchange rates related to the weakening of the Euro and British Pound against the U.S. Dollar resulted in decreased Europe cost of revenue of $1.9 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The increase in Asia Pacific cost of revenue as a percentage of operating segment net revenue for the three months ended March 31, 2009 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet solutions and a decline in our broadcast fax net revenue, which has a lower cost of revenue in Asia Pacific than our other solutions. Fluctuations in foreign currency exchange rates related to the weakening of the Australian Dollar against the U.S. Dollar, partially offset by the strengthening of the Japanese Yen to the U.S. Dollar, resulted in decreased Asia Pacific cost of revenue of $0.5 million for the three months ended March 31, 2009 as compared to the same period in 2008.

Selling and Marketing Expenses

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in millions)
Selling and marketing expenses:
North America	$ 24.0	$ 23.6	0.4	1.7
Europe	8.2	10.1	(1.9)	(18.8)
Asia Pacific	5.4	6.2	(0.8)	(12.9)

Consolidated	$ 37.6	$ 39.9	(2.3)	(5.8)

	Three Months Ended March 31,
	2009	2008
Selling and marketing expenses as a percent of net
revenues:
North America	24.0%	24.7%
Europe	28.4%	33.8%
Asia Pacific	19.9%	22.3%

Consolidated	24.1%	26.1%

     Consolidated selling and marketing expenses decreased for the three months ended March 31, 2009 from the same period in 2008 as a result of the weakening of various currencies to the U.S. Dollar, offset in part by our acquisitions of LINK, iLinc and Soundpath. Fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $2.8 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The increase in North America selling and marketing expenses for the three months ended March 31, 2009 was attributable to our acquisitions of LINK, iLinc and Soundpath, partially offset by the weakening of the Canadian Dollar against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased North America selling and marketing expenses of $0.3 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The decrease in Europe selling and marketing expenses for the three months ended March 31, 2009 was attributable to the weakening of the Euro and British Pound to the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Europe selling and marketing expenses of $2.0 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The decrease in Asia Pacific selling and marketing expenses for the three months ended March 31, 2009 was attributable to the weakening of the Australian Dollar against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Asia Pacific selling and marketing expenses of $0.5 million for the three months ended March 31, 2009 as compared to the same period in 2008.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in millions)
General and administrative
expenses:
North America	$ 11.0	$ 11.1	(0.1)	(0.9)
Europe	2.7	3.0	(0.3)	(10.0)
Asia Pacific	2.0	2.1	(0.1)	(4.8)

Consolidated	$ 15.7	$ 16.2	(0.5)	(3.1)

	Three Months Ended March 31,
	2009	2008
General and administrative expenses
as a percent of net revenues:
North America	11.0%	11.7%
Europe	9.3%	9.9%
Asia Pacific	7.4%	7.6%

Consolidated	10.1%	10.6%

     Consolidated general and administrative expenses decreased for the three months ended March 31, 2009 from the same period in 2008 as a result of decreased equity based compensation expense and the weakening of various currencies to the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased general and administrative expenses of $0.7 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The decrease in North America general and administrative expenses for the three months ended March 31, 2009 was attributable to decreased equity based compensation expense and the weakening of the Canadian Dollar against the U.S. Dollar, partially offset by our acquisitions of LINK, iLinc and Soundpath. Fluctuations in foreign currency exchange rates resulted in decreased North America general and administrative expenses of $0.1 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The decrease in Europe general and administrative expenses for the three months ended March 31, 2009 was attributable to the weakening of the Euro and the British Pound against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Europe general and administrative expenses of $0.5 million for the three months ended March 31, 2009 as compared to the same period in 2008.

     The decrease in Asia Pacific general and administrative expenses for the three months ended March 31, 2009 was attributable to the weakening of the Australian Dollar against the U.S. Dollar, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Asia Pacific general and administrative expenses of $0.1 million for the three months ended March 31, 2009 as compared to the same period in 2008.

Research and Development Expenses

     Consolidated research and development expenses as a percentage of consolidated net revenues was flat at 2.7% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Consolidated research and development expenses increased 2.4% to $4.2 million for the three months ended March 31, 2009 compared with $4.1 million for the same period in 2008. We incurred the majority of research and development costs in North America.

     We capitalize certain costs associated with product development as internally developed software under “Property and Equipment, Net” in our condensed consolidated balance sheets, and we expense management overhead, facilities costs and maintenance activities as research and development. For the three months ended March 31, 2009 and 2008, we capitalized software development costs related to our solution sets of $4.7 million and $3.8 million, respectively. The increase in capitalized software costs was related to new application development and existing application upgrades. Capitalized software costs as a percentage of total cash cost of research and development was 52.4% and 48.5% for the three months ended March 31, 2009 and 2008, respectively (see “—Non-GAAP Financial Measures”).

Depreciation Expense

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in millions)
Depreciation expense:
North America	$ 7.7	$ 5.7	2.0	35.1
Europe	0.8	0.9	(0.1)	11.1
Asia Pacific	0.6	0.6	0.0	0.0

Consolidated	$ 9.1	$ 7.2	1.9	26.4

	Three Months Ended March 31,
	2009	2008
Depreciation expense as a percent of net revenues:
North America	7.7%	6.0%
Europe	2.8%	3.1%
Asia Pacific	2.2%	2.2%

Consolidated	5.8%	4.7%

     Consolidated depreciation expense increased for the three months ended March 31, 2009, as compared to the same period in 2008, as a result of increases in our productive asset base, and a non-recurring adjustment during the three months ended March 31, 2008 of $0.7 million for revisions made to the estimated remaining economic life of a specific group of assets as a result of management’s periodic review of the continued appropriateness of such estimates.

Amortization Expense

	Three Months Ended March 31,		Change
	2009	2008	$	%
	(in millions)
Amortization expense:
North America	$ 2.6	$ 3.2	(0.6)	(18.8)
Europe	0.3	0.9	(0.6)	(66.7)
Asia Pacific	0.1	0.1	0.0	0.0

Consolidated	$ 3.0	$ 4.2	(1.2)	(28.6)

	Three Months Ended March 31,
	2009	2008
Amortization expense as a percent of net revenues:
North America	2.6%	3.3%
Europe	1.0%	3.2%
Asia Pacific	0.4%	0.4%

Consolidated	1.9%	2.8%

     Consolidated amortization expense decreased for the three months ended March 31, 2009, as compared to the same period in 2008, as a result of the decrease in amortization expense in North America related to customer list intangible assets from acquisitions made in 2003 that have become fully amortized, partially offset by intangible amortization expense resulting from our acquisitions of iLinc, Soundpath and LINK.

Restructuring Costs

     Consolidated restructuring costs as a percentage of consolidated revenues were 1.0% and 0.0% for the three months ended March 31, 2009 and 2008, respectively. Consolidated restructuring costs from continuing operations were $1.6 million and $0.0 million for the three months ended March 31, 2009 and 2008, respectively.

Realignment of Workforce – 2009

     During the three months ended March 31, 2009, we executed a restructuring plan to close our company-owned data center in Europe and streamline various aspects of our sales force. As part of these consolidations, we eliminated 92 positions. During the three months ended March 31, 2009, we expensed total restructuring costs of $1.7 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. The expenses associated with these charges are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs were $0.4 million in North America and $1.3 million in Europe, all expensed within the three months ended March 31, 2009. During the three months ended March 31, 2009, we paid $0.4 million related to these severance costs in cash. Our reserve for the 2009 restructuring was $1.3 million at March 31, 2009. We anticipate these remaining costs will be paid over the next twelve months.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in Europe of $(0.1) million during the three months ended March 31, 2009. During the three months ended March 31, 2009, we paid $0.1 million related to these severance and exit costs. As of March 31, 2009, we have completed this restructuring plan, and accordingly, no reserves remain.

Realignment of Workforce – Prior to 2007

     Amounts paid during the three months ended March 31, 2009 for restructuring costs incurred prior to 2007 totaled $0.2 million. At March 31, 2009, our reserve for restructuring costs incurred prior to 2007 totaled $1.4 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next seven years.

Acquisition-Related Costs

     During the three months ended March 31, 2009, we expensed $0.3 million in acquisition-related costs in accordance with SFAS No. 141(R). Similar costs in prior years were allocated to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense, Net

     Interest expense, net decreased to $3.9 million from $4.4 million for the three months ended March 31, 2009 and 2008, respectively. Interest expense, net decreased as a result of decreased interest rates effective for the unhedged portion of our credit facility. The unhedged portion of our credit facility was $74.1 million and $69.2 million at March 31, 2009 and 2008, respectively. Our effective interest rate on the U.S. Dollar amount of this unhedged portion of our credit facility was 2.0% and 4.2% at March 31, 2009 and 2008, respectively. The weighted-average outstanding balance on our credit facility was $287.9 million and $282.9 million for the three months ended March 31, 2009 and 2008, respectively. The increase in our weighted average debt outstanding is related to our acquisitions of iLinc, Soundpath and LINK, funded in part with borrowings under our credit facility, and our purchase of treasury stock, partially offset by our free cash flows.

Unrealized Gain (Loss) on Change in Fair Value of Interest Rate Swaps

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as hedges using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.9 million and $(4.6) million during the three months ended March 31, 2009 and 2008, respectively.

Other, Net

     Other, net decreased to $0.1 million from $0.8 million for the three months ended March 31, 2009 and 2008, respectively. Other, net was comprised of foreign exchange gains related to cash settlements of intercompany transactions and the revaluation of foreign currency denominated intercompany payables and receivables with our U.S. subsidiaries during the three months ended March 31, 2009.

Effective income tax rate

     Our effective income tax rate was 32.3% and 20.7% for the three months ended March 31, 2009 and March 31, 2008, respectively. Our effective income tax rate varied from statutory rates during the three months ended March 31, 2009 and 2008 as a result of non-deductible executive compensation expenses and the realization of net operating losses associated with the merging of our loss- and profit- generating subsidiaries in the United Kingdom. The change in our effective income tax rate for the three months ended March 31, 2009 is related to the reversal of a valuation allowance associated with a U.K. subsidiary net operating loss that was utilized during the three months ended March 31, 2008.

Non-GAAP Financial Measures

     In order to supplement our condensed consolidated financial statements presented in accordance with GAAP, we have included the following non-GAAP measures of financial performance: organic growth, free cash flow, cash cost of revenues and cash cost of research and development. Management uses these measures internally as a means of analyzing our current and future financial performance and identifying trends in our financial condition and results of operations. We have provided this information to investors to assist in meaningful comparisons of past, present and future operating results and to assist in highlighting the results of ongoing core operations. Please see the tables below and in “—Net Revenues” for calculation of these non-GAAP financial measures and for reconciliation to the most directly comparable GAAP measures. These non-GAAP financial measures may differ materially from comparable or similarly titled measures provided by other companies and should be considered in addition to, not as a substitute for or superior to, measures of financial performance prepared in accordance with GAAP.

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

	Three Months Ended March 31,
	2009	2008

Net cash provided by operating activities	$18,645	$15,879
Capital expenditures	(12,571)	(13,692)

Free cash flow	$6,074	$2,187

Cash cost of revenues and cash cost of research and development

     We define “cash cost of revenues” as cost of revenues plus capitalized network engineering costs and “cash cost of research and development” as research and development expense plus capitalized software development costs related to our solution sets. We believe that presenting these non-GAAP measures to include both our expensed and capitalized costs are useful in evaluating the total investments in our service offerings and network support infrastructure. The following table presents a reconciliation of cost of revenues to cash cost of revenue and research and development expense to cash cost of research and development for the periods indicated (in thousands):

	Three Months Ended March 31,
	2009	2008

Cost of revenues	$66,215	$61,662
Capitalized network engineering costs	1,268	1,121

Cash cost of revenues	$67,483	$62,783

	Three Months Ended
	March 31,
	2009	2008

Research and development expense	$4,230	$4,059
Capitalized solution set – related software development costs	4,664	3,816

Cash cost of research and development	$8,894	$7,875

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and results of operations from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. The warrants had a fair value of $0.3 million which was allocated to in-process research and development and, recognized in other intangible assets and is not-currently being amortized. We incurred transaction fees and closing costs of $0.1 million which we expensed as incurred.

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK. We paid $7.1 million in cash at closing and $0.2 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141R and preliminarily allocated $0.7 million to accounts receivable, $0.1 million to prepaid assets, $0.3 million to acquired fixed assets, $0.3 million to other acquisition liabilities, $1.2 million to identifiable customer lists and $0.1 million to non-compete agreements, with the customer lists and non-compete agreements amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $5.0 of the purchase price, excluding transaction fees and closing costs of $0.2 million which were expensed as incurred to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In July 2008, we acquired certain assets of Soundpath. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

     In May 2008, we acquired certain assets and assumed certain liabilites of the audio conferencing business of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141 and allocated $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill, which is subject to a periodic impairment assessment in accordance with SFAS No. 142.

Liquidity and Capital Resources

     At March 31, 2009, we have utilized $275.3 million of our credit facility, with $274.1 million in borrowings and $1.2 million in letters of credit outstanding. In January 2008, we increased our credit facility to $375.0 million under an accordion feature. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of March 31, 2009, we have two $100.0 million interest rate swaps, one of which is for a two-year period beginning in August 2007 at a fixed rate of 4.99% and one of which is for a three-year period beginning in August 2007 with a fixed rate of 4.75%.

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

     As March 31, 2009, we had $29.8 million in cash and cash equivalents compared to $27.5 million as of December 31, 2008. Cash balances residing outside of the United States as of March 31, 2009 were $28.6 million compared to $26.5 million as of December 31, 2008. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments. At March 31, 2009, we had $99.7 million of availability under our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature. For a discussion of our credit facility, see “—Capital resources.”

Cash provided by operating activities

     Consolidated operating cash flows were $18.7 million and $15.9 million for the three months ended March 31, 2009 and 2008, respectively. The increase in net cash provided by operating activities was due to increased net income and less negative seasonal effects associated with changes in accounts receivable, net.

Cash used in investing activities

     Consolidated investing activities used cash of $20.1 million and $13.8 million for the three months ended March 31, 2009 and 2008, respectively. The principal uses of cash used in investing activities for the three months ended March 31, 2009 included $12.6 million of capital expenditures and $7.5 million related to our acquisition of LINK. The principal uses of cash used in investing activities for the three months ended March 31, 2008 included $13.7 million of capital expenditures and $0.1 million related to the payment of non-compete obligations from prior year acquisitions.

Cash provided by financing activities

     Consolidated financing activities provided cash of $4.6 million and $2.2 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by financing activities for the three months ended March 31, 2009 included $7.6 million of net proceeds from our credit facility, $0.1 million from excess tax benefits from share-based payment arrangements and $0.3 million of proceeds from stock option exercises, offset by $3.4 million of treasury stock purchases, of which $0.7 million was associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards and $2.7 million was associated with the purchase of treasury stock. Cash provided by financing activities for the three months ended March 31, 2008 was the result of net borrowings on our credit facility of $3.0 million, $0.2 million received from stock option exercises, offset by $1.0 million associated with the netting of shares to pay certain employees’ income tax withholding due upon the vesting of restricted stock awards.

Off-balance sheet arrangements

     At March 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Sales Tax and Excise Tax

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. Historically, we have collected and remitted state sales tax from our non-PGiMeet solutions customers in applicable states, but have not collected and remitted state sales tax from our PGiMeet solutions customers in all applicable jurisdictions. In addition, we have learned that certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. During the three months ended March 31, 2009 and 2008, we paid $0.0 million and $2.2 million related to the settlement of certain of these state sales and excise tax contingencies, respectively.

     At March 31, 2009 and December 31, 2008, we had reserved $4.6 million for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially affect our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Income Taxes

     As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions in which we operate. This process involves significant management judgment in estimating the actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included in our condensed consolidated balance sheets. We must then assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in our consolidated statements of operations.

     Income tax expense, income taxes payable and deferred tax assets and liabilities are determined in accordance with SFAS No. 109, “Accounting for Income Taxes,” or SFAS No. 109. Under SFAS No. 109, the deferred tax liabilities and assets are determined based on temporary differences between the basis of certain assets and liabilities for income tax and financial reporting purposes, in addition to net operating loss carryforwards which will, more likely than not, be utilized. These differences are attributable to differences in the recognition of depreciation and amortization of property, equipment and intangible assets, allowances for doubtful accounts and certain employee benefit accruals. Deferred tax assets and liabilities are measured by applying enacted statutory tax rates applicable to future years in which the deferred tax assets or liabilities are expected to be settled or realized. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Permanent differences are attributable to non-deductible employee compensation under Section 162(m) of the tax code.

     As of March 31, 2009, the total amount of unrecognized tax benefits determined in accordance with FIN 48 was $5.5 million. The total amount of unrecognized tax benefit that, if recognized, would favorably affect the effective tax rate was $1.8 million at March 31, 2009.

     In accordance with FIN No. 48, we have classified interest and penalties related to uncertain tax positions as “Interest expense” and “General and administrative” expenses, respectively, in our condensed consolidated statements of operations. During the three months ended March 31, 2009 and 2008, we recognized interest and penalties expense of $0.1 million and $0.2 million, respectively. We had accrued interest and penalties of $1.9 million and $1.8 million at March 31, 2009 and December 31, 2008, respectively, related to uncertain tax positions.

     In the normal course of business, we are subject to inquiries from tax authorities regarding the amount of taxes due. These inquiries may result in adjustments of the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. Further, during the ordinary course of business, other changing facts and circumstances may affect our ability to utilize income tax benefits as well as the estimated taxes to be paid in future periods. We believe we have appropriately accrued for income taxes. In the event that actual results differ from these estimates, we may need to adjust “Income taxes payable” and deferred taxes, which could materially affect our financial condition and results of operations.

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

     At March 31, 2009, we were in compliance with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of the federal funds rate plus 0.5% or the Bank of America prime rate) or LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At March 31, 2009, our applicable margin with respect to LIBOR loans was 1.5%. At March 31, 2009, our interest rate on 1-month U.S. Dollar LIBOR loans was 2.0% for our borrowings on which we did not have an interest rate swap agreement in place. At March 31, 2009, our interest rate on 1-month Euro and Canadian Dollar LIBOR loans was 2.6% and 2.2%, respectively. At March 31, 2009, we had $274.1 million of borrowings outstanding and $1.2 million in letters of credit outstanding under our credit facility. Included in our outstanding borrowings at March 31, 2009 was €2.2 million Euros and $6.0 million Canadian Dollars. See Note 12.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $0.9 million and $(4.6) million for the three months ended March 31, 2009 and 2008, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.3 million, net of taxes, for the three months ended March 31, 2009. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $1.7 million and $2.6 million at March 31, 2009 and December 31, 2008, respectively. The amount recognized in “Long-Term Liabilities” was $5.4 million and $6.0 million at March 31, 2009 and December 31, 2008, respectively.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 20 months to 60 months. The capital lease obligations recorded on our condensed consolidated balance sheets for these leases was $5.6 million and $5.3 million at March 31, 2009 and December 31, 2008, respectively.

Liquidity

     At March 31, 2009, we had $29.8 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the three months ended March 31, 2009. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements which historically have been 5% to 8% of annual consolidated net revenues, and to fund research and development costs for new services and enhancements to existing services which historically have been 2% to 3% of annual consolidated net revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions. At March 31, 2009, we had $99.7 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature.

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

SUBSEQUENT EVENTS

     Effective April 9, 2009, we amended the terms of our credit facility. This amendment increased our allowable principal amount of borrowings for capital leases from $10.0 million to $20.0 million. It also changed the definition of “base rate” to be the higher of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent. We continue to have the option to choose either the base rate or LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. The amendment did not affect any other material terms of our credit facility. We paid $0.1 million in financing costs for this amendment of our credit facility.

CRITICAL ACCOUNTING POLICIES

     “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is based upon our condensed consolidated financial statements and the notes thereto, which have been prepared in accordance with GAAP. The preparation of the condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We review the accounting policies used in reporting our financial results on a regular basis and review critical accounting policies and related disclosures with the audit committee of our board of directors. We have identified the policies below as critical to our business operations and the understanding of our financial condition and results of operations:

  Revenue recognition;

  Allowance for uncollectible accounts receivable;

  Goodwill and other intangible assets;

  Income taxes;

  Restructuring costs;

  Legal contingencies; and

  Derivative instruments.

     For a detailed discussion on the application of these accounting policies, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the fiscal year ended December 31, 2008.

FORWARD LOOKING STATEMENTS

     When used in this quarterly report on Form 10-Q and elsewhere by us or our management from time to time, the words “believes,” “anticipates,” “expects,” “will,” “may,” “should,” “intends,” “plans,” “estimates,” “predicts,” “potential,” “continue” and similar expressions are intended to identify forward-looking statements concerning our operations, economic performance and financial condition. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. These statements are based on a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond our control and reflect future business decisions which are subject to change. A variety of factors could cause actual results to differ materially from those anticipated in our forward-looking statements, including the following factors:

  Our ability to compete based on price and against our existing and future competitors;

  Our ability to respond to rapid technological changes and the development of alternatives to our services;

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

  Risks associated with weakening global economic and credit conditions, including customer consolidations, restructurings, bankruptcies and payment defaults;

  Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008; and

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates and foreign currency exchange rates. We manage our exposure to these market risks through our regular operating and financing activities and the timing of intercompany payable settlements. In addition, in August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. On December 17, 2007, we amended one of the $100.0 million swaps to reduce the rate to a fixed rate of 4.75% and extend the maturity to August 16, 2010. These interest rate swaps effectively convert the interest payments of $200.0 million of our LIBOR-based borrowings to a fixed rate.

     At March 31, 2009, we had borrowings of $74.1 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would affect annual pre-tax earnings and cash flows by $0.7 million based on our March 31, 2009 debt level.

     Approximately 39% of our consolidated net revenues and 34% of our consolidated operating expenses were transacted in countries outside of the United States during the first quarter of 2009. Additionally, we have foreign currency denominated debt as part of our credit facility. At March 31, 2009, we had debt outstanding of €2.2 million Euros and $6.0 million Canadian Dollars. As a result, fluctuations in exchange rates affect the amount of our reported net revenues, operating income and debt. For the three months ended March 31, 2009, a hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change net revenues by $6.0 million, operating expenses by $4.7 million and outstanding debt by $0.8 million. Our principal exposure has been related to local currency sales and operating costs in the Euro Zone, Norway, Canada, the United Kingdom, Australia and Japan. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at March 31, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We have settled the litigation matter as described below.

     On May 18, 2007, Gibson & Co. Ins. Brokers, Inc. served an amended complaint upon us and our subsidiary, Xpedite, in a purported class action entitled, Gibson & Co. Ins. Brokers, Inc., et al. v. The Quizno’s Corporation, et al., in U.S. District Court for the Central District of California. The underlying complaint alleged that Quizno's sent unsolicited fax advertisements on or about November 1, 2005 in violation of the federal TCPA, and sought damages of $1,500 per fax for alleged willful conduct in sending of the faxes. On May 9, 2008, all parties finalized a confidential term sheet for the settlement. On July 28, 2008, the parties entered into a settlement agreement and release and a motion for preliminary approval of class action settlement. The court approved the settlement on February 23, 2009. The time for appeal has expired, and the settlement is now final. Our financial contribution to the settlement, for which we had recorded a reserve in accordance with SFAS No. 5, was well below the limits of our insurance policy.

     We are also involved in various other legal proceedings which we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. There have been no material changes from the risk factors disclosed in our annual report.

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

Date: May 8, 2009	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine
David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Wells Fargo Defined Contribution Prototype Plan and Trust Agreement, Participation Agreement (1.23(D)) and 401(k) Plan of the Registrant, effective January 1, 2009 (incorporated by reference to Exhibit 10.87 to the Registrant’s Current Report on Form 10-K for the year ended December 31, 2008).

10.2

Employment Agreement between David E. Trine and the Registrant dated February 19, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated and filed February 19, 2009).

10.3

Restricted Stock Agreement between David E. Trine and the Registrant, dated March 31, 2009, under the Registrant’s Amended and Restated 2004 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 31, 2009 and filed April 1, 2009).

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