Form 10-Q
period 2009-06-30
PREMIERE GLOBAL SERVICES, INC.
filed 2009-08-07
CIK 880804

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Yes |_| No |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	|X|		Accelerated filer	|_|
Non-accelerated filer	|_|	(Do not check if a smaller reporting company)	Smaller reporting company	|_|

     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2009
Common Stock, $0.01 par value	60,742,989 Shares

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30, 2009	December 31, 2008

	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and equivalents	$35,296	$27,535
Accounts receivable (less allowances of $1,650 and $2,069, respectively)	99,147	94,469
Prepaid expenses and other current assets	12,945	12,623
Deferred income taxes, net	8,411	11,184

Total current assets	155,799	145,811

PROPERTY AND EQUIPMENT, NET	140,219	129,077

OTHER ASSETS
Goodwill	351,529	343,954
Intangibles, net of amortization	28,603	32,080
Restricted cash	244	306
Other assets	9,767	9,779

TOTAL ASSETS	$686,161	$661,007

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$54,006	$52,710
Income taxes payable	3,615	3,063
Accrued taxes, other than income taxes	10,016	9,818
Accrued expenses	25,997	33,787
Current maturities of long-term debt and capital lease obligations	1,953	2,455
Accrued restructuring costs	5,621	1,082

Total current liabilities	101,208	102,915

LONG-TERM LIABILITIES
Long-term debt and capital lease obligations	270,602	269,034
Accrued restructuring costs	365	771
Accrued expenses	21,800	20,150
Deferred income taxes, net	11,543	14,303

Total long-term liabilities	304,310	304,258

COMMITMENTS AND CONTINGENCIES (Note 8)

SHAREHOLDERS’ EQUITY
Common stock, $.01 par value; 150,000,000 shares authorized, 60,752,956 and
60,792,441 shares issued and outstanding, respectively	608	608
Additional paid-in capital	548,717	545,801
Notes receivable, shareholder	(1,856)	(1,803)
Accumulated other comprehensive loss	(2,374)	(8,312)
Accumulated deficit	(264,452)	(282,460)

Total shareholders’ equity	280,643	253,834

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$686,161	$661,007

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2009	2008	2009	2008

	(Unaudited)		(Unaudited)

Net revenues	$154,691	$161,565	$310,562	$314,419

Operating expenses
Cost of revenues (exclusive of depreciation and
amortization shown separately below)	66,375	66,202	132,590	127,864
Selling and marketing	35,848	40,211	73,490	80,062
General and administrative	16,478	16,738	32,189	32,971
Research and development	4,395	4,163	8,625	8,222
Excise tax expense	—	2,890	—	2,890
Depreciation	9,538	8,600	18,629	15,847
Amortization	2,828	3,914	5,858	8,157
Restructuring costs	4,686	3,339	6,280	3,339
Net legal settlements and related expenses	161	1,608	161	1,608
Acquisition-related costs	231	—	571	—

Total operating expenses	140,540	147,665	278,393	280,960

Operating income	14,151	13,900	32,169	33,459

Other (expense) income
Interest expense	(3,767)	(5,532)	(7,792)	(10,161)
Unrealized gain (loss) on change in fair value of interest rate swaps	1,145	4,223	2,086	(369)
Interest income	74	138	180	351
Other, net	(153)	(21)	(91)	816

Total other expense, net	(2,701)	(1,192)	(5,617)	(9,363)

Income before income taxes	11,450	12,708	26,552	24,096
Income tax expense	3,666	4,170	8,544	6,523

Net income	$7,784	$8,538	$18,008	$17,573

BASIC WEIGHTED-AVERAGE SHARES OUTSTANDING	58,840	59,419	58,834	59,425

Basic net income per share	$0.13	$0.14	$0.31	$0.29

DILUTED WEIGHTED-AVERAGE SHARES OUTSTANDING	59,439	60,603	59,400	60,646

Diluted net income per share	$0.13	$0.14	$0.30	$0.28

Accompanying notes are integral to these condensed consolidated financial statements.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in thousands)

	Common Stock Issued	Additional Paid-In Capital	Notes Receivable, Shareholder	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders’ Equity

BALANCE, December 31, 2008	$608	$545,801	$(1,803)	$(8,312)	$(282,460)	$253,834

Net income	—	—	—	—	18,008	18,008
Translation adjustments, net of taxes	—	—	—	5,062	—	5,062
Change in unrealized loss, derivatives, net of taxes	—	—	—	876	—	876

Comprehensive income, net of taxes	—	—	—	5,938	18,008	23,946

Exercise of stock options	2	552	—	—	—	554
Equity-based compensation	—	5,778	—	—	—	5,778
Treasury stock purchase and retirement	(4)	(2,717)	—	—	—	(2,721)
Redemption of restricted shares, net	2	(1,184)	—	—	—	(1,182)
Warrants issued	—	344	—	—	—	344
Income tax benefit from exercise of stock options	—	143	—	—	—	143
Interest related to shareholder notes receivable	—	—	(53)	—	—	(53)

BALANCE, June 30, 2009	$608	$548,717	$(1,856)	$(2,374)	$(264,452)	$280,643

Accompanying notes are integral to these condensed consolidated financial statements.

3

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,

	2009	2008

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$18,008	$17,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,629	15,847
Amortization	5,858	8,157
Amortization of deferred financing costs	296	282
Net legal settlements and related expenses	161	1,608
Deferred income taxes, net of effect of acquisitions	(206)	(1,173)
Restructuring costs	6,280	3,339
Payments for restructuring costs	(2,196)	(1,638)
Equity-based compensation	5,809	6,463
Excess tax benefits from share-based payment arrangements	(308)	(832)
Unrealized (gain) loss on change in fair value of interest rate swaps	(2,086)	369
Provision (recovery) for doubtful accounts	549	(467)
Loss (gain) on disposal of assets	13	(7)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(3,591)	(13,794)
Prepaid expenses and other assets	(562)	(1,144)
Accounts payable and accrued expenses	(3,653)	5,031

Total adjustments	24,993	22,041

Net cash provided by operating activities	43,001	39,614

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(24,684)	(26,791)
Other investing activities	103	—
Business acquisitions, net of cash acquired	(7,856)	(8,443)

Net cash used in investing activities	(32,437)	(35,234)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments under borrowing arrangements	(116,996)	(297,912)
Proceeds from borrowing arrangements	116,907	306,272
Payments of debt issuance costs	(5)	(8)
Excess tax benefits from share-based payment arrangements	308	832
Purchase of treasury stock, at cost	(3,978)	(9,164)
Exercise of stock options	554	2,210

Net cash (used in) provided by financing activities	(3,210)	2,230

Effect of exchange rate changes on cash and equivalents	407	(45)

NET INCREASE IN CASH AND EQUIVALENTS	7,761	6,565

CASH AND EQUIVALENTS, beginning of period	27,535	18,259

CASH AND EQUIVALENTS, end of period	$35,296	$24,824

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,163	$8,281

Income tax payments	$9,343	$7,353

Income tax refunds	$1,881	$1,072

Capital lease additions	$1,484	$3,024

Capital expenditures in total current liabilities	$4,368	$3,597

Capitalized interest	$223	$575

Accompanying notes are integral to these condensed consolidated financial statements.

4

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

     We are a global provider of on-demand, applied communication technologies. Our PGi Communications Operating System, or PGiCOS, supports business applications within the following solution sets in our three segments in North America, Europe and Asia Pacific: PGiMeet, PGiSend, PGiNotify and PGiMarket. Our unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States, or GAAP, for interim financial information and Rule 10-01 of Regulation S-X issued by the Securities and Exchange Commission, or SEC. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. We believe that these condensed consolidated financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for interim periods shown. All significant intercompany accounts and transactions have been eliminated in consolidation. Our results of operations for the three and six months ended June 30, 2009 are not indicative of the results that may be expected for the full fiscal year of 2009 or for any other interim period. The financial information presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, which includes information and disclosures not included herein. We have evaluated the financial statements for subsequent events through August 7, 2009, the date of issuance of our financial statements.

2. SIGNIFICANT ACCOUNTING POLICIES

Accounts Receivable and Allowance for Doubtful Accounts

     Included in accounts receivable at June 30, 2009 and December 31, 2008 was earned but unbilled revenue of $10.1 million and $5.9 million, respectively, which results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Earned but unbilled revenue is billed within 30 days. Provision for doubtful accounts was $0.4 million for the three months ended June 30, 2009. Provision (recovery) for doubtful accounts was $0.5 million and $(0.5) million for the six months ended June 30, 2009 and 2008, respectively. Write-offs against the allowance for doubtful accounts were $0.6 million and $0.7 million in the three months ended June 30, 2009 and 2008, respectively. Write-offs against the allowance for doubtful accounts were $1.0 million and $0.8 million in the six months ended June 30, 2009 and 2008, respectively. Our allowance for doubtful accounts represents reserves for receivables that reduce accounts receivable to amounts expected to be collected. Management uses significant judgment in estimating uncollectible amounts. In estimating uncollectible amounts, management considers factors such as historical and anticipated customer payment performance and industry-specific economic conditions. Using these factors, management assigns reserves for uncollectible amounts by accounts receivable aging categories to specific customer accounts.

Revenue Recognition

     We recognize revenues when persuasive evidence of an arrangement exists, services have been rendered, the price to the buyer is fixed or determinable and collectability is reasonably assured. Revenues consist primarily of usage fees generally based on per minute, per fax page or per transaction methods. To a lesser extent, we charge fixed period minimum revenue commitments and subscription fees. Unbilled revenue consists of earned but unbilled revenue that results from non-calendar month billing cycles and the one-month lag time in billing related to certain of our services. Deferred revenue consists of payments made by customers in advance of the time services are rendered. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 101A, SAB No. 101B and SAB No. 104.

USF Charges

     In accordance with Federal Communications Commission rules, we are required to contribute to the Federal Universal Service Fund, or USF, for some of our PGiMeet Solutions, which we recover from our applicable PGiMeet customers and remit to the Universal Service Administrative Company, or USAC. EITF Issue 06-03: “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Income Statement (That Is, Gross Versus Net Presentation),” or EITF 06-03, provides the choice of presenting this type of charge on a gross basis (included in revenues and costs) or a net basis (excluded from revenues). The USF charges that we collect and remit are presented on a net basis, in accordance with EITF 06-03.

Sales and Excise Taxes

     Sales and excise taxes that we collect and remit are presented on a net basis, in accordance with EITF 06-03. We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with Statement of Financial Accounting Standards, or SFAS, No. 5, “Accounting for Contingencies,” or SFAS No. 5. Historically, we have collected and remitted state sales tax from our non-PGiMeet Solutions customers in applicable states, but we have not collected and remitted state sales tax from our PGiMeet Solutions customers in all applicable jurisdictions. In addition, we have learned that certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. During the six months ended June 30, 2008, we paid $2.5 million related to the settlement of certain of these state sales and excise tax contingencies.

     At June 30, 2009 and December 31, 2008, we had reserved $4.6 million for certain state sales and excise tax contingencies. These amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations. In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes.

Income Taxes

     Our effective income tax rate was 32.0% and 32.2% for the three and six months ended June 30, 2009, respectively, and 32.8% and 27.1% for the three and six months ended June 30, 2008, respectively. Our effective income tax rate varied from statutory rates during the three and six months ended June 30, 2009 and 2008 as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with the merger of our subsidiaries in the United Kingdom. The change in tax rates for the six months ended June 30, 2009 and 2008 is primarily attributable to the reversal of a valuation allowance associated with a United Kingdom subsidiary during the three months ended March 31, 2008.

Treasury Stock

     All treasury stock transactions are recorded at cost. During the six months ended June 30, 2009, we repurchased 375,800 shares of our common stock for $2.7 million in the open market pursuant to our board-approved stock repurchase program. During the six months ended June 30, 2008, we repurchased 500,000 shares of our common stock for approximately $6.9 million in the open market pursuant to our Board-approved stock repurchase program. During the six months ended June 30, 2009 and 2008, we withheld 156,087 and 181,000 shares, respectively, of our common stock to satisfy certain of our employees’ tax withholdings due upon the vesting of restricted stock grants and remitted $1.3 million and $2.3 million, respectively, to the Internal Revenue Service on our employees’ behalf.

Preferred Stock

     We have 5.0 million shares of authorized $0.01 par value preferred stock, none of which are issued or outstanding. Under the terms of our Amended and Restated Articles of Incorporation, our board of directors is empowered to issue preferred stock without shareholder action.

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Comprehensive Income

     Comprehensive income represents the change in equity of a business during a period, except for investments by, and distributions to, owners. Comprehensive income was $17.5 million and $8.4 million for the three months ended June 30, 2009 and 2008, respectively, and $23.9 million and $22.8 million for the six months ended June 30, 2009 and 2008, respectively. The primary differences between net income as reported and comprehensive income are foreign currency translation adjustments, net of taxes, and changes in unrealized loss, derivatives, net of taxes.

Property and Equipment

     Property and equipment are recorded at cost. Depreciation is recorded under the straight-line method over the estimated useful lives of the assets, commencing when the assets are placed in service. The estimated useful lives are five to seven years for furniture and fixtures, two to five years for software and three to ten years for computer servers and Internet and telecommunications equipment. Accumulated depreciation was $140.4 million and $137.8 million as of June 30, 2009 and December 31, 2008, respectively. The cost of installation of equipment is capitalized as applicable. Amortization of assets recorded under capital leases is included in depreciation. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

Goodwill

     We account for goodwill under SFAS No. 142, “Accounting for Goodwill and Other Intangible Assets,” or SFAS No. 142. Summarized below is the carrying value of goodwill, and any changes to the carrying value of goodwill, from December 31, 2008 to June 30, 2009 (in thousands):

	North America	Europe	Asia Pacific	Total

Goodwill:
Carrying value at December 31, 2008	$299,535	$40,644	$3,775	$343,954
Additions	4,970	—	—	4,970
Adjustments	848	1,305	452	2,605

Carrying value at June 30, 2009	$305,353	$41,949	$4,227	$351,529

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

Other Intangible Assets

     We account for other intangible assets under SFAS No. 142. Summarized below are the carrying value and accumulated amortization, if applicable, by intangible asset class (in thousands):

	June 30, 2009			December 31, 2008

	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value

Other intangible assets:
Customer lists	$131,142	$(108,647)	$22,495	$128,564	$(102,705)	$25,859
Non-compete agreements	5,978	(3,407)	2,571	5,799	(2,821)	2,978
Developed technology	39,627	(39,289)	338	40,069	(39,598)	471
Other	3,276	(77)	3,199	2,842	(70)	2,772

Total other intangible assets	$180,023	$(151,420)	$28,603	$177,274	$(145,194)	$32,080

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Other intangible assets are amortized over an estimated useful life between one and ten years. Estimated amortization expense related to our other intangible assets for the full year 2009 and the next four years is as follows (in thousands):

Year	Estimated Amortization Expense
2009	$10,790
2010	$7,421
2011	$5,722
2012	$3,488
2013	$1,102

Foreign Currency Translation

     In accordance with SFAS No. 52, “Foreign Currency Translation,” or SFAS No. 52, the assets and liabilities of subsidiaries with a functional currency other than the U.S. Dollar are translated at rates of exchange existing at the condensed consolidated balance sheet dates. Revenues and expenses are translated at average rates of exchange prevailing during the year. The resulting translation adjustments are recorded in the “Accumulated other comprehensive loss” component of shareholders’ equity. In addition, intercompany loans with foreign subsidiaries generally are considered to be permanently invested for the foreseeable future. Therefore, all foreign currency exchange gains and losses related to these balances are recorded in the “Accumulated other comprehensive loss” component of shareholders’ equity in our condensed consolidated balance sheets.

New Accounting Pronouncements Not Yet Adopted

     In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162,” or SFAS No. 168. SFAS No. 168 establishes the FASB Accounting Standards Codification™, or the Codification, as the source of authoritative U.S. GAAP to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. While not intended to change U.S. GAAP, the Codification significantly changes the way in which the accounting literature is organized. We will adopt this new accounting standard for our financial statements for the quarterly period ending September 30, 2009. The impact of adoption of SFAS No. 168 will change our references to U.S. GAAP in our consolidated financial statements.

Recently Adopted Accounting Pronouncements

     In June 2009, the FASB issued SFAS No. 165, “Subsequent Events,” or SFAS No. 165. SFAS No. 165 incorporates the subsequent events guidance contained in the auditing standards literature into authoritative accounting literature. It also requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements. SFAS No. 165 is effective for all interim and annual periods ending after June 15, 2009. The impact of the adoption of SFAS No. 165 is limited to expanded disclosure in our consolidated financial statements.

     In April 2009, the FASB issued three Staff Positions, or FSPs, that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” expands the fair value disclosures

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

required for all financial instruments within the scope of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to interim periods. All of these FSPs were effective for us beginning April 1, 2009. The adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 did not have a material impact on our financial statements. The impact of the adoption of FSP FAS 107-1 and APB 28-1 will be limited to expanded disclosures in our interim periods.

     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” or FSP FAS 142-3. FSP FAS 142-3 indicates that in developing assumptions about renewal or extension options used to determine the useful life of an intangible asset, an entity needs to consider its own historical experience adjusted for entity-specific factors. In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension options. FSP FAS 142-3 is to be applied to intangible assets acquired after January 1, 2009. The adoption of FSP FAS 142-3 did not have a material impact on our condensed consolidated financial statements.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” or SFAS No. 161. SFAS No. 161 requires enhanced qualitative and quantitative disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 was effective for us on January 1, 2009. The adoption had no financial impact other than expanded disclosure. See Note 9.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” or SFAS No. 141(R). SFAS No. 141(R) amends the principles and requirements for how an acquiror recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) was effective for us on January 1, 2009, and we have applied SFAS No. 141(R) prospectively to all business combinations subsequent to the effective date. The adoption of SFAS No. 141(R) did not have a material impact on our condensed consolidated financial statements, and the impact of its adoption in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

3. RESTRUCTURING COSTS

     Consolidated restructuring costs at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	Balance at December 31, 2008	Provisions	Cash Payments	Equity Released	Non-Cash	Balance at June 30, 2009

Accrued restructuring costs:
Severance and exit costs	$270	$5,717	$(1,712)	$(71)	$120	$4,324
Contractual obligations	1,583	563	(484)	—	—	1,662

Total restructuring costs	$1,853	$6,280	$(2,196)	$(71)	$120	$5,986

Realignment of Workforce – 2009

     During the three months ended June 30, 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated 136 positions. During the three months ended June 30, 2009, we recorded total severance costs of $4.0 million in connection with this realignment of our workforce, which included the acceleration of vesting of restricted stock with a fair market value of $0.1 million. Additionally, we incurred $0.6 million of lease termination costs associated with a location in Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $1.2 million in North America, $3.2 million in Europe and $0.2 million in Asia Pacific.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     During the three months ended June 30, 2009, we paid $0.4 million related to these severance costs in cash and $0.1 million in restricted stock awards. Our reserve for the second quarter 2009 restructuring costs was $4.1 million at June 30, 2009. We anticipate these remaining costs will be paid over the next 24 months.

     During the three months ended March 31, 2009, we executed a restructuring plan to close our company-owned data center in Europe and streamline various aspects of our sales force. As part of these consolidations, we eliminated 92 positions. During the three months ended March 31, 2009, we recorded total restructuring costs of $1.7 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs were $0.4 million in North America and $1.3 million in Europe, all expensed within the three months ended March 31, 2009. During the three and six months ended June 30, 2009, we paid $0.7 million and $1.1 million, respectively, related to these severance costs in cash. Our reserve for the first quarter 2009 restructuring costs was $0.7 million at June 30, 2009. We anticipate these remaining costs will be paid over the next 12 months.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in Europe of $(0.1) million during the three months ended March 31, 2009 and in North America of $0.1 million during the three months ended June 30, 2009. As of June 30, 2009, we have completed this restructuring plan and, accordingly, no reserves for the 2008 restructuring costs remain.

Realignment of Workforce – Prior to 2008

     Amounts paid during the three months ended June 30, 2009 for restructuring costs incurred prior to 2007 totaled $0.2 million. At June 30, 2009, our reserve for restructuring costs incurred prior to 2008 totaled $1.2 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next seven years.

4. ACQUISITIONS AND DISPOSITIONS

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and results of operations from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. We allocated the fair value of the warrants, $0.3 million, to in-process research and development in other intangible assets. The in-process research and development is not currently being amortized but is subject to periodic impairment testing. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK Conference Services, LLC, a U.S.-based provider of audio and web conferencing services. We paid $7.1 million in cash at closing and $0.3 million in transaction fees and closing costs, which we expensed as incurred. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141(R) and preliminarily allocated

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

$0.7 million to accounts receivable, $0.1 million to prepaid assets, $0.3 million to acquired fixed assets, $0.3 million to other acquisition liabilities, $1.2 million to identifiable customer lists and $0.1 million to non-compete agreements, with the customer lists and non-compete agreements amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $5.0 million of the purchase price to goodwill.

     In July 2008, we acquired certain assets of Soundpath Conferencing Services, LLC, a U.S.-based provider of audio conferencing services. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill.

     In May 2008, we acquired certain assets and assumed certain liabilities of the U.S.-based audio conferencing business of iLinc Communications, Inc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141 and allocated $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill.

5. INDEBTEDNESS

     Long-term debt and capital lease obligations at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30,	December 31,
	2009	2008

Borrowings on credit facility	$267,798	$266,199
Capital lease obligations	4,757	5,290

Subtotal	$272,555	$271,489
Less current portion	(1,953)	(2,455)

	$270,602	$269,034

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

     At June 30, 2009, we were in compliance with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent) or one-month LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2009, our applicable margin with respect to LIBOR loans was 1.25%. At June 30, 2009, our interest rate on one-month U.S. Dollar LIBOR loans, which comprise materially all of our outstanding borrowings, was 1.56% for our borrowings on which we did not have an interest rate swap agreement in place. At June 30, 2009, we had $267.8 million of borrowings and $1.2 million in letters of credit outstanding under our credit facility.

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended,” or SFAS No. 133. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $1.1 million and $4.2 million during the three months ended June 30, 2009 and 2008, respectively, and $2.1 million and $(0.4) million during the six months ended June 30, 2009 and 2008, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.5 million, net of taxes, for the three months ended June 30, 2009. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $0.6 million and $2.6 million at June 30, 2009 and December 31, 2008, respectively. The amount recognized in “Long-Term Liabilities” was $4.5 million and $6.0 million at June 30, 2009 and December 31, 2008, respectively.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 20 months to 60 months. The capital lease obligation recorded on our condensed consolidated balance sheets for these leases was $4.8 million and $5.3 million at June 30, 2009 and December 31, 2008, respectively.

6. EQUITY-BASED COMPENSATION

     We account for stock-based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123(R). We record the compensation cost related to stock option grants to parties other than employees in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123, as originally issued and Emerging Issues Task Force (EITF) 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” or EITF No. 96-18.

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

     In April 2008, our board of directors adopted and, in June 2008, our shareholders approved our amended and restated 2004 long-term incentive plan. The amendment and restatement of our 2004 plan increased the total number of shares authorized for issuance by 2.0 million shares to 6.0 million shares. The maximum number of awards that we may grant under our 2004 plan during any one calendar year to any one grantee is 1.0 million shares. We may not grant more than 3,975,176 of awards in the form of “full value” awards, such as restricted stock, subject to anti-dilution adjustments under our 2004 plan.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     Equity-based compensation expense is measured at the grant date, based on the fair value of the award, and is recognized over the vesting periods. The following table presents total equity-based compensation expense for non-qualified stock options and restricted stock awards included in our condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Cost of revenues	$85	$32	$173	$129
Selling and marketing	670	724	1,438	1,531
Research and development	327	270	647	531
General and administrative	1,791	1,974	3,551	4,272

Pre-tax equity-based compensation expense	2,873	3,000	5,809	6,463
Income tax benefits	(919)	(1,020)	(1,859)	(2,198)

Total equity-based compensation expense	$1,954	$1,980	$3,950	$4,265

Restricted Stock Awards

     The fair value of restricted stock awards used for the application of SFAS No. 123(R) is the market value of the stock on the date of grant. The effect of vesting conditions that apply only during the requisite service period is reflected by recognizing compensation cost only for the restricted stock awards for which the requisite service is rendered. As a result, we are required to estimate an expected forfeiture rate, as well as the probability that performance conditions that impact the vesting of certain awards will be achieved, and only recognize expense for those shares expected to vest. We estimate that forfeiture rate based on historical experience of our stock-based awards that are granted, exercised and voluntarily cancelled. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. We continued to use a forfeiture rate of 1.5% for the three months ended June 30, 2009.

     The following table summarizes the activity of restricted stock awards under our stock plans from December 31, 2008 to June 30, 2009:

	Shares	Weighted- Average Grant Date Fair Value

Unvested at December 31, 2008	1,926,507	$11.18
Granted	344,148	9.79
Vested/released	(522,336)	10.13
Forfeited	(30,166)	11.56

Unvested at June 30, 2009	1,718,153	$11.22

     The weighted-average grant date fair value of restricted stock awards granted during the six months ended June 30, 2009 and 2008 was $9.79 and $14.52, respectively. The fair value as of the vesting date of restricted stock released was $2.9 million and $5.1 million for the three and six months ended June 30, 2009, respectively, and $4.4 million and $8.3 million for the three and six months ended June 30, 2008, respectively.

     For the three and six months ended June 30, 2009 we recognized equity-based compensation expense of $2.9 million and $5.8 million, respectively, associated with restricted stock awards. For the three and six months ended June 30, 2008 we recognized equity-based compensation expense of $3.0 million and $6.3 million, respectively, associated with restricted stock awards. As of June 30, 2009, we had $14.4 million of unvested restricted stock, which we will record in our consolidated statements of operations over a weighted average recognition period of less than five years.

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

     The following table summarizes the stock options activity under our stock plans from December 31, 2008 to June 30, 2009.

	Options	Weighted Average Exercise Price	Aggregate Intrinsic Value

Options outstanding at December 31, 2008	747,175	$8.22
Granted	—	—
Exercised	(178,420)	3.11
Expired	(500)	6.13

Options outstanding at June 30, 2009	568,255	$9.83	$731,739

Options exercisable at June 30, 2009	568,255	$9.83	$731,739

     For the three months ended June 30, 2009 and 2008, we did not recognize any equity-based compensation expense related to the vesting of stock options. For the six months ended June 30, 2008, we recognized equity-based compensation expense of $0.2 million related to the vesting of stock options. The total intrinsic value of stock options exercised during the six months ended June 30, 2009 and 2008 was $1.0 million and $1.4 million, respectively. The total fair value of options vested during the three and six months ended June 30, 2008 was $0.1 and $0.5 million respectively. As of June 30, 2009, we had no remaining unvested stock options to be recorded as an expense in our condensed consolidated statements of operations for future periods.

7. EARNINGS PER SHARE

Basic and Diluted Earnings Per Share

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding during the period. The weighted-average number of common shares outstanding does not include any potentially dilutive securities or any unvested restricted shares of common stock. These unvested restricted shares, although classified as issued and outstanding at June 30, 2009 and June 30, 2008, are considered contingently returnable until the restrictions lapse and will not be included in the basic net income per share calculation until the shares are vested.

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

     Pursuant to disclosure requirements contained in SFAS No. 128, “Earnings Per Share,” or SFAS No. 128, the following table represents a reconciliation of the basic and diluted earnings per share, or EPS, computations contained in our condensed consolidated financial statements (in thousands, except per share data):

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
Basic EPS	$7,784	58,840	$0.13	$8,538	59,419	$0.14
Effect of dilutive securities:
Stock options		99			377
Unvested restricted shares		492			807
Warrants		8			—

Diluted EPS	$7,784	59,439	$0.13	$8,538	60,603	$0.14

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Net Income	Weighted- Average Shares	Earnings Per Share	Net Income	Weighted- Average Shares	Earnings Per Share
Basic EPS	$18,008	58,834	$0.31	$17,573	59,425	$0.29
Effect of dilutive securities:
Stock options		122			391
Unvested restricted shares		440			830
Warrants		4			—

Diluted EPS	$18,008	59,400	$0.30	$17,573	60,646	$0.28

     The weighted-average diluted common shares outstanding for the three and six months ended June 30, 2009 excludes the effect of 0.4 million and 0.6 million, respectively, of restricted shares, warrants and out-of-the-money options because their effect would be anti-dilutive. The weighted-average diluted common shares outstanding for the six months ended June 30, 2008 excludes the effect of 1,900 restricted shares and out-of-the-money options because their effect would be anti-dilutive.

8. COMMITMENTS AND CONTINGENCIES

Asset Retirement Obligation

     Our recorded asset retirement obligation liability represents the estimated costs to bring certain office buildings that we lease back to their original condition after the termination of the lease. While our domestic operating leases generally do not contain make-whole provision clauses, in instances where our lease agreements subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements consistent with SFAS No. 143, “Accounting for Asset Retirement Obligations,” or SFAS No. 143. Similarly, for our international operations, where we have either make-whole provision clauses in our leases or our lease agreements subject us to remediation costs, we establish an asset retirement obligation liability with a corresponding increase to leasehold improvements. These amounts are included in “Accrued expenses” under “Current Liabilities” and “Long-Term Liabilities” in our condensed consolidated balance sheets. For the six months ended June 30, 2009, asset retirement obligation liabilities increased by $0.2 million for remediation costs,

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

and no asset retirement obligations were satisfied. The current and long-term portion of the asset retirement obligation liability balance was $1.0 million and $0.9 million at June 30, 2009 and December 31, 2008, respectively.

State Income Tax Matter

     In May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totaling approximately $22.7 million as of June 15, 2009, which consists of approximately $9.8 million in tax, $2.4 million in penalties and $10.5 million in interest. PTEKVentures was part of our investment arm business, which we exited in 2001. The proposed tax assessment alleges that a transfer from us to PTEKVentures in 1999 of stock of various companies in which PTEKVentures invested was undertaken to avoid tax in Georgia. We filed a petition for redetermination of the proposed tax liability and intend to vigorously contest the assessment. Because we are at a preliminary stage of the process for resolving this dispute with the Georgia Department of Revenue, we cannot, at this time, reasonably estimate the amount, if any, of taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of the process. Accordingly, we have not recorded any accrual as of June 30, 2009. We are not able to currently estimate when the administrative procedures and review within the Georgia Department of Revenue will be completed. If the Georgia Department of Revenue’s initial position is sustained, the amount assessed would result in a material adjustment to our consolidated financial statements and would materially impact our financial condition and results of operations.

Litigation and Claims

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

9. FAIR VALUE MEASUREMENTS AND DERIVATIVE INSTRUMENTS

     The fair value amounts for cash and equivalents, accounts receivable, net, and payable and accrued expenses approximate carrying amounts due to the short maturities of these instruments. The carrying value of our current and long-term maturities of capital lease obligations and debt do not vary materially from fair value at June 30, 2009. The fair value of our derivative instruments is calculated at the end of each period and carried on our condensed consolidated balance sheets in the appropriate category, as further discussed below.

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

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

     We have segregated all assets and liabilities that are measured at fair value on a recurring basis into the most appropriate level within the fair value hierarchy based on the inputs used to determine the fair value at the measurement date in the table below (in thousands):

	June 30, 2009
	Fair Value	Level 1	Level 2	Level 3

Liabilities:
Interest rate swaps	$5,130	$—	$5,130	$—

Total	$5,130	$—	$5,130	$—

     We use derivative instruments to manage risks related to interest rates. During the three and six months ended June 30, 2009 and 2008, our derivative instruments are limited to interest rate swaps. During the three and six months ended June 30, 2008, our derivative instruments did not qualify for hedge accounting treatment under SFAS No. 133. We subsequently designated our interest rate swaps as hedges, in accordance with SFAS No. 133, using the long-haul method, and for the three and six months ended June 30, 2009, our derivative instruments qualified for hedge accounting treatment under SFAS No. 133. For further disclosure on our policy for accounting for derivatives and hedges, see Note 5.

     We are exposed to one-month LIBOR interest rate risk on our $375.0 million credit facility. In August 2007, we entered into two $100.0 million pay fixed, receive floating interest rate swaps to hedge the variability in our cash flows associated with changes in one-month LIBOR interest rates. The interest rate swaps expire in August 2009 and August 2010. As of June 30, 2009, we have designated both of the interest rate swaps as hedges.

Fair Value of Derivative Instruments

	June 30, 2009 (in thousands)
	Interest Rate Swaps	Total

Liabilities:
Current liabilities
Accrued expenses	$620	$620

Long-term liabilities
Accrued expenses	4,510	4,510

Total liabilities	$5,130	$5,130

Cash-Flow Hedges

     For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income and is subsequently recognized in earnings in the same period or periods during which the hedged exposure is recognized in earnings. Gains and losses on the derivative representing hedge ineffectiveness are recognized in current earnings. Monthly settlements with the counterparties are recognized in the same line item, “Interest expense,” as the interest costs associated with our credit facility. Accordingly, cash settlements are included in operating cash flows in accordance with SFAS No. 95, “Statement of Cash Flows,” or SFAS No. 95, and were $4.4 million for the six months ended June 30, 2009. During the three and six months ended June 30, 2009, we recognized the following gains (losses) and interest expense related to interest rate swaps (in thousands):

PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	Interest Rate Swaps

Effective portion:
Gain recognized in other comprehensive income, net of tax
effect of $0.3 million and $0.5 million	$531	$876

Ineffective portion:
Unrealized gain on change in fair value of interest rate swaps
recognized in other (expense) income	$1,145	$2,086

Interest expense related to monthly cash settlements:
Interest expense	$(2,252)	$(4,419)

10. SEGMENT REPORTING

     We manage our operations on a geographic regional basis, with reportable segments in North America, Europe and Asia Pacific. The accounting policies as described in the summary of significant accounting policies are applied consistently across the segments. Our North America segment is comprised of operations in the United States and Canada. Beginning with our quarterly report on Form 10-Q for the three months ended March 31, 2009, we present “Operating income” for each of our reportable segments as a measure of segment profit, which differs from the presentation in our annual report on Form 10-K for the year ended December 31, 2008, where we reported “Net income” as a measure of segment profit. Beginning in 2009, our chief operating decision maker uses operating income internally, as a means of analyzing segment performance, and believes that it more clearly represents our segment profit, without the impact of income taxes and other non-operating items. Information concerning our operations in our reportable segments is as follows (in thousands):

     PREMIERE GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended, June 30,

	2009	2008	2009	2008

Net revenues:
North America
PGiMeet Solutions	$81,175	$77,123	$164,574	$151,571
Broadcast fax solutions	1,833	3,123	4,218	6,717
Other solutions	13,797	16,858	27,850	33,821

Total North America	$96,805	$97,104	$196,642	$192,109

Europe
PGiMeet Solutions	$21,989	$21,230	$43,589	$39,018
Broadcast fax solutions	1,819	3,943	3,687	7,942
Other solutions	5,585	8,164	11,024	16,335

Total Europe	$29,393	$33,337	$58,300	$63,295

Asia Pacific
PGiMeet Solutions	$13,545	$15,335	$26,407	$28,152
Broadcast fax solutions	7,198	8,383	14,439	16,581
Other solutions	7,750	7,406	14,774	14,282

Total Asia Pacific	$28,493	$31,124	$55,620	$59,015

Consolidated
PGiMeet Solutions	$116,709	$113,688	$234,570	$218,741
Broadcast fax solutions	10,850	15,449	22,344	31,240
Other solutions	27,132	32,428	53,648	64,438

Total consolidated	$154,691	$161,565	$310,562	$314,419

Operating income:
North America	$3,781	$1,436	$10,049	$10,010
Europe	4,118	5,791	9,842	10,827
Asia Pacific	6,252	6,673	12,278	12,622

Total operating income	$14,151	$13,900	$32,169	$33,459

11. RELATED PARTY TRANSACTIONS

Notes receivable, shareholder

     We have made loans in prior years to our chief executive officer and to a limited partnership in which he has an indirect interest, pursuant to extensions of credit agreed to by us prior to July 30, 2002. These loans were made pursuant to his then current employment agreement for the exercise price of certain stock options and the taxes related thereto. Each of these loans is evidenced by a recourse promissory note bearing interest at the applicable federal rate and secured by the common stock purchased. These loans mature between 2009 and 2010. These loans, including accrued interest, are recorded in the equity section of our condensed consolidated balance sheets in “Notes receivable, shareholder.” The amount of principal and accrued interest outstanding under all remaining loans owed to us by our chief executive officer is $1.9 million as of June 30, 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     We are a global provider of on-demand, applied communication technologies. Our PGi Communications Operating System, or PGiCOS, supports business applications within the following solution sets in our three segments in North America, Europe and Asia Pacific: PGiMeet, PGiSend, PGiNotify and PGiMarket.

     Key highlights of our financial and strategic accomplishments for the second quarter and first six months of 2009 include:

  Grew net revenue from our PGiMeet Solutions, the largest solution set within the PGiCOS, by 2.7% for the three months ended June 30, 2009 compared to the same period in 2008;

  Generated organic net revenue growth in our PGiMeet Solutions (which excludes impacts from foreign currency exchange rate fluctuations and acquisitions) of 4.3% for the three months ended June 30, 2009 compared to the same period in 2008 (see “—Non-GAAP Financial Measures”);

  Grew net cash provided by operating activities by 8.6% compared to the six months ended June 30, 2008; and

  Grew free cash flow (net cash provided by operating activities less capital expenditures) by 42.8% compared to the six months ended June 30, 2008 (see “—Non-GAAP Financial Measures”).

     Our primary corporate objectives for the remainder of 2009 are focused on sharpening our business strategy, advancing our technology innovation and refreshing our go-to-market strategy in order to build a foundation for accelerated growth and profitability.

     Specifically, in 2009, our strategic plan includes continued focus on:

  Developing and launching innovative products and customer self-service tools that improve our user experience;

  Migrating our network architecture to a global delivery platform of media servers to improve the quality, reliability and cost-effectiveness of our services;

  Building a brand that is a sustainable asset for us; and

  Optimizing and streamlining our expense structure in support of these efforts.

     In the first six months of 2009, approximately 39% of our consolidated net revenues were generated outside of the United States. Consequently, movements in foreign currency exchange rates affect our reported results. We estimate that changes in foreign currency exchange rates negatively affected our consolidated net revenues by $7.8 million and $15.9 million during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008. We anticipate movements in foreign currency exchange rates will continue to negatively affect our reported results in the third quarter of 2009 compared to the same period in 2008.

     We have experienced net revenue growth in our PGiMeet Solutions through increases in volume, offset in part by declines in average selling prices. Traditional pricing for these services is on a per-minute basis. During 2008, we introduced a subscription-based pricing model similar to that of other on-demand service providers. Revenue from subscription-based pricing was $13.7 million for the six months ended June 30, 2009, or 5.8% of our PGiMeet Solutions net revenue. Net revenue from our PGiMeet Solutions for the three months ended June 30, 2009 and 2008 was $116.7 million and $113.7 million, respectively.

     We have experienced revenue volume declines in our broadcast fax, transactional fax and e-mail delivery services. Net revenue from these services for the three months ended

June 30, 2009 and 2008 was $18.9 million and $24.9 million, respectively. Revenue decreases in these fax services have been primarily associated with volume declines. Although we expect to continue to convert such customers to our alternative solutions, we expect this overall decline in revenue to continue.

     We anticipate that our increased operating cash flows will continue to be driven by our PGiMeet Solutions, offset by declines in our broadcast fax, transactional fax and e-mail delivery services.

     We have historically used our free cash flow for debt repayments, acquisitions and stock repurchases. At June 30, 2009, borrowings under our credit facility were $267.8 million. During the six months ended June 30, 2009 and 2008, our free cash flow was $18.3 million and $12.8 million, respectively (see “—Non-GAAP Financial Measures”). We anticipate extending the tenure of, or refinancing, our existing credit facility prior to its maturity in April 2011. In 2009, we anticipate using a portion of our free cash flow to pay down our debt or to build cash balances, while still continuing to evaluate possible acquisitions and share repurchases.

     In addition, we intend to continue to prudently invest in our PGiMeet Solutions, specifically in technology innovation and platform development. We will also continue to evaluate our cost structure for the remainder of 2009 and streamline operations as warranted by the current economic environment. We expect to incur additional restructuring costs associated with these efforts in the second half of 2009.

     The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of net revenues and expenses during the reporting period. Actual results could differ from the estimates. See “—Critical Accounting Policies.” The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our consolidated results of operations and financial condition. The results of operations for the three and six months ended June 30, 2009 are not indicative of the results that may be expected for the full fiscal year of 2009 or for any other interim period. The financial information and discussion presented herein should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2008, which includes information and disclosures not included herein. All significant intercompany accounts and transactions have been eliminated in consolidation.

RESULTS OF OPERATIONS

Net Revenues

     The following tables present certain financial information about our segments for the periods presented (in thousands, except percentages):

	Three Months Ended

	June 30,		Change

	2009	2008	$	%

Net revenues:
North America
PGiMeet Solutions	$81,175	$77,123	4,052	5.3
Broadcast fax solutions	1,833	3,123	(1,290)	(41.3)
Other solutions	13,797	16,858	(3,061)	(18.2)

Total North America	$96,805	$97,104	(299)	(0.3)

Europe
PGiMeet Solutions	$21,989	$21,230	759	3.6
Broadcast fax solutions	1,819	3,943	(2,124)	(53.9)
Other solutions	5,585	8,164	(2,579)	(31.6)

Total Europe	$29,393	$33,337	(3,944)	(11.8)

Asia Pacific
PGiMeet Solutions	$13,545	$15,335	(1,790)	(11.7)
Broadcast fax solutions	7,198	8,383	(1,185)	(14.1)
Other solutions	7,750	7,406	344	4.6

Total Asia Pacific	$28,493	$31,124	(2,631)	(8.5)

Consolidated
PGiMeet Solutions	$116,709	$113,688	3,021	2.7
Broadcast fax solutions	10,850	15,449	(4,599)	(29.8)
Other solutions	27,132	32,428	(5,296)	(16.3)

Total consolidated	$154,691	$161,565	(6,874)	(4.3)

Operating income:
North America	$3,781	$1,436	2,345	163.3
Europe	4,118	5,791	(1,673)	(28.9)
Asia Pacific	6,252	6,673	(421)	(6.3)

Total operating income	$14,151	$13,900	251	1.8

Percent of net revenues:
North America	62.6%	60.1%
Europe	19.0%	20.6%
Asia Pacific	18.4%	19.3%

Consolidated net revenues	100.0%	100.0%

	Six Months Ended

	June 30,		Change

	2009	2008	$	%

Net revenues:
North America
PGiMeet Solutions	$164,574	$151,571	13,003	8.6
Broadcast fax solutions	4,218	6,717	(2,499)	(37.2)
Other solutions	27,850	33,821	(5,971)	(17.7)

Total North America	$196,642	$192,109	4,533	2.4

Europe
PGiMeet Solutions	$43,589	$39,018	4,571	11.7
Broadcast fax solutions	3,687	7,942	(4,255)	(53.6)
Other solutions	11,024	16,335	(5,311)	(32.5)

Total Europe	$58,300	$63,295	(4,995)	(7.9)

Asia Pacific
PGiMeet Solutions	$26,407	$28,152	(1,745)	(6.2)
Broadcast fax solutions	14,439	16,581	(2,142)	(12.9)
Other solutions	14,774	14,282	492	3.4

Total Asia Pacific	$55,620	$59,015	(3,395)	(5.8)

Consolidated
PGiMeet Solutions	$234,570	$218,741	15,829	7.2
Broadcast fax solutions	22,344	31,240	(8,896)	(28.5)
Other solutions	53,648	64,438	(10,790)	(16.7)

Total consolidated	$310,562	$314,419	(3,857)	(1.2)

Operating income:
North America	$10,049	$10,010	39	0.4
Europe	9,842	10,827	(985)	(9.1)
Asia Pacific	12,278	12,622	(344)	(2.7)

Total operating income	$32,169	$33,459	(1,290)	(3.9)

Percent of net revenues:
North America	63.3%	61.1%
Europe	18.8%	20.1%
Asia Pacific	17.9%	18.8%

Consolidated net revenues	100.0%	100.0%

Consolidated Net Revenues

     The following table details the changes in consolidated net revenues from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 (in millions):

	Three Months	Six Months

Consolidated Net Revenues 2008	$161.6	$314.4
Change in volume	8.4	26.2
Change in selling prices	(10.7)	(20.7)
Impact of acquisitions	3.2	6.6
Impact of fluctuations in foreign currency exchange rates	(7.8)	(15.9)

Consolidated Net Revenues 2009	$154.7	$310.6

Volume increases for the three and six months ended June 30, 2009 were driven by our PGiMeet Solutions, offset in part by volume decreases in our broadcast fax and other solutions. The decreases in average selling prices resulted from a higher mix of large volume enterprise customers and price reductions from existing customers.

North America Net Revenue

     The following table details the changes in North America net revenue from the three and six months ended June 30, 2008 to three and six months ended June 30, 2009 (in millions):

	Three Months	Six Months

North America Net Revenue 2008	$97.1	$192.1
Change in volume	6.4	16.8
Change in selling prices	(9.1)	(16.4)
Impact of acquisitions	3.2	6.6
Impact of fluctuations in foreign currency exchange rates	(0.8)	(2.5)

North America Net Revenue 2009	$96.8	$196.6

Volume increases for the three and six months ended June 30, 2009 were driven by our PGiMeet Solutions, offset in part by volume decreases in our broadcast fax and other solutions. The decreases in average selling prices were primarily associated with our PGiMeet Solutions.

Europe Net Revenue

     The following table details the changes in Europe net revenue from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 (in millions):

	Three Months	Six Months

Europe Net Revenue 2008	$33.3	$63.3
Change in volume	4.0	11.8
Change in selling prices	(2.6)	(6.1)
Impact of fluctuations in foreign currency exchange rates	(5.3)	(10.7)

Europe Net Revenue 2009	$29.4	$58.3

Volume increases for the three and six months ended June 30, 2009 were driven by our PGiMeet Solutions, offset in part by volume decreases in our broadcast fax and other solutions. The decreases in average selling prices were primarily associated with our PGiMeet Solutions.

Asia Pacific Net Revenue

     The following table details the changes in Asia Pacific net revenue from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 (in millions):

	Three Months	Six Months

Asia Pacific Net Revenue 2008	$31.1	$59.0
Change in volume	(2.0)	(2.4)
Change in selling prices	1.0	1.8
Impact of fluctuations in foreign currency exchange rates	(1.6)	(2.8)

Asia Pacific Net Revenue 2009	$28.5	$55.6

Volume decreases for the three and six months ended June 30, 2009 were driven by declines in our PGiMeet Solutions and broadcast fax services, offset in part by volume increases in our other solutions. The increases in average selling prices were associated with our PGiMeet Solutions and broadcast fax services.

Cost of Revenues

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Cost of revenues:
North America	$42,531	$41,008	1,523	3.7
Europe	10,132	11,068	(936)	(8.5)
Asia Pacific	13,712	14,126	(414)	(2.9)

Consolidated	$66,375	$66,202	173	0.3

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Cost of revenues:
North America	$85,936	$79,939	5,997	7.5
Europe	19,988	20,987	(999)	(4.8)
Asia Pacific	26,666	26,938	(272)	(1.0)

Consolidated	$132,590	$127,864	4,726	3.7

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenues as a percent of net revenues:
North America	43.9%	42.2%	43.7%	41.6%
Europe	34.5%	33.2%	34.3%	33.2%
Asia Pacific	48.1%	45.4%	47.9%	45.6%

Consolidated	42.9%	41.0%	42.7%	40.7%

     Consolidated cost of revenues as a percentage of consolidated net revenues increased in the three and six months ended June 30, 2009 compared to the same periods in 2008 as a result of growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions and declines in lower cost of revenue customers in our broadcast fax, transactional fax and e-mail delivery services. Following trends that impacted our results of operations in the first three months of 2009, fluctuations in foreign currency exchange rates resulted in decreased consolidated cost of revenues of $2.6 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The increase in North America cost of revenue as a percentage of operating segment net revenue for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions and declines in our broadcast fax, transactional fax and e-mail delivery net revenues, which have a lower variable cost of revenue in North America than our other solutions. Fluctuations in foreign currency exchange rates related to the weakening of the Canadian Dollar against the U.S. Dollar resulted in decreased North America cost of revenue of $0.2 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The increase in Europe cost of revenue as a percentage of operating segment net revenue for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions, partially offset by lower costs incurred for broadcast fax net revenue due to network upgrades made in the first half of 2008. Fluctuations in foreign currency exchange rates related to the weakening of the Euro and British Pound against the U.S. Dollar resulted in decreased Europe cost of revenue of $1.8 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The increase in Asia Pacific cost of revenue as a percentage of operating segment net revenue for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to growth in higher cost of revenue large enterprise customers in our PGiMeet Solutions and Maritime PGiNotify Solutions. Fluctuations in foreign currency exchange rates related to the weakening of the Australian Dollar against the U.S. Dollar, partially offset by the strengthening of the Japanese Yen to the U.S. Dollar, resulted in decreased Asia Pacific cost of revenue of $0.6 million for the three months ended June 30, 2009 as compared to the same period in 2008.

Selling and Marketing Expenses

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Selling and marketing expenses:
North America	$22,543	$23,647	(1,104)	(4.7)
Europe	7,621	9,935	(2,314)	(23.3)
Asia Pacific	5,684	6,629	(945)	(14.3)

Consolidated	$35,848	$40,211	(4,363)	(10.9)

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Selling and marketing expenses:
North America	$46,621	$47,127	(506)	(1.1)
Europe	15,775	20,075	(4,300)	(21.4)
Asia Pacific	11,094	12,860	(1,766)	(13.7)

Consolidated	$73,490	$80,062	(6,572)	(8.2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Selling and marketing expenses as a percent of
net revenues:
North America	23.3%	24.4%	23.7%	24.5%
Europe	25.9%	29.8%	27.1%	31.7%
Asia Pacific	19.9%	21.3%	19.9%	21.8%

Consolidated	23.2%	24.9%	23.7%	25.5%

     Consolidated selling and marketing expenses decreased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 as a result of our expense structure optimization efforts and the weakening of various currencies to the U.S. Dollar, offset in part by our acquisitions of LINK, Soundpath and iLinc. Following trends that impacted our results of operations in the first three months of 2009, fluctuations in foreign currency exchange rates resulted in decreased selling and marketing expenses of $2.1 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The decrease in North America selling and marketing expenses for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to our expense structure optimization efforts and the weakening of the Canadian Dollar against the U.S. Dollar, offset in part by our acquisitions of LINK, Soundpath and iLinc. Fluctuations in foreign currency exchange rates resulted in decreased North America selling and marketing expenses of $0.2 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The decrease in Europe selling and marketing expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008 was attributable to our expense structure optimization efforts and the weakening of the Euro and British Pound to the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Europe selling and marketing expenses of $1.6 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The decrease in Asia Pacific selling and marketing expenses for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to our expense structure optimization efforts and the weakening of the Australian Dollar against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Asia Pacific selling and marketing expenses of $0.3 million for the three months ended June 30, 2009 as compared to the same period in 2008.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
General and administrative expenses:
North America	$11,634	$10,669	965	9.0
Europe	2,923	3,452	(529)	(15.3)
Asia Pacific	1,921	2,617	(696)	(26.6)

Consolidated	$16,478	$16,738	(260)	(1.6)

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
General and administrative expenses:
North America	$22,626	$21,808	818	3.8
Europe	5,641	6,418	(777)	(12.1)
Asia Pacific	3,922	4,745	(823)	(17.3)

Consolidated	$32,189	$32,971	(782)	(2.4)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
General and administrative expenses as a percent
of net revenues:
North America	12.0%	11.0%	11.5%	11.4%
Europe	9.9%	10.4%	9.7%	10.1%
Asia Pacific	6.7%	8.4%	7.1%	8.0%

Consolidated	10.7%	10.4%	10.4%	10.5%

     Consolidated general and administrative expenses decreased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 as a result of our expense structure optimization efforts, decreased equity-based compensation expense and the weakening of various currencies to the U.S. Dollar, partially offset by our acquisitions of LINK, Soundpath and iLinc. Following trends that impacted our results of operations in the first three months of 2009, fluctuations in foreign currency exchange rates resulted in decreased general and administrative expenses of $0.7 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The increase in North America general and administrative expenses for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to our acquisitions of LINK, Soundpath and iLinc, partially offset by our expense structure optimization efforts.

     The decrease in Europe general and administrative expenses for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to the weakening of the Euro and the British Pound against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Europe general and administrative expenses of $0.6 million for the three months ended June 30, 2009 as compared to the same period in 2008.

     The decrease in Asia Pacific general and administrative expenses for the three and six months ended June 30, 2009 as compared to the same periods in 2008 was attributable to our expense structure optimization efforts and the weakening of the Australian Dollar against the U.S. Dollar, partially offset by the strengthening of the Japanese Yen against the U.S. Dollar. Fluctuations in foreign currency exchange rates resulted in decreased Asia Pacific general and administrative expenses of $0.1 million for the three months ended June 30, 2009 as compared to the same period in 2008.

Research and Development Expenses

     Consolidated research and development expenses as a percentage of consolidated net revenues increased to 2.8% for the three and six months ended June 30, 2009, as compared to 2.6% in the same periods in 2008. Consolidated research and development expenses increased 5.6% to $4.4 million for the three months ended June 30, 2009 compared with $4.2 million for the same period in 2008, and increased 4.9% to $8.6 million for the six months ended June 30, 2009 compared with $8.2 million for the same period in 2008. We incurred the majority of research and development costs in North America.

Depreciation

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Depreciation Expense:
North America	$7,970	$6,800	1,170	17.2
Europe	926	949	(23)	(2.4)
Asia Pacific	642	851	(209)	(24.6)

Consolidated	$9,538	$8,600	938	10.9

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Depreciation Expense:
North America	$15,613	$12,506	3,107	24.8
Europe	1,758	1,882	(124)	(6.6)
Asia Pacific	1,258	1,459	(201)	(13.8)

Consolidated	$18,629	$15,847	2,782	17.6

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Depreciation Expense as a percent of net revenues:
North America	8.2%	7.0%	7.9%	6.5%
Europe	3.2%	2.8%	3.0%	3.0%
Asia Pacific	2.3%	2.7%	2.3%	2.5%

Consolidated	6.2%	5.3%	6.0%	5.0%

     Consolidated depreciation expense increased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 as a result of increases in our productive asset base. In addition, the six-month increase is impacted by a non-recurring adjustment during the three months ended March 31, 2008 of $0.7 million for revisions made to the estimated remaining economic life of a specific group of assets as a result of management’s periodic review of the continued appropriateness of such estimates.

Amortization

	Three Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Amortization Expense:
North America	$2,365	$2,928	(563)	(19.2)
Europe	406	860	(454)	(52.8)
Asia Pacific	57	126	(69)	(54.8)

Consolidated	$2,828	$3,914	(1,086)	(27.7)

	Six Months Ended June 30,		Change
	2009	2008	$	%
	(in thousands)
Amortization Expense:
North America	$4,956	$6,090	(1,134)	(18.6)
Europe	795	1,824	(1,029)	(56.4)
Asia Pacific	107	243	(136)	(56.0)

Consolidated	$5,858	$8,157	(2,299)	(28.2)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Amortization Expense as a percent of net revenues:
North America	2.4%	3.0%	2.5%	3.2%
Europe	1.4%	2.6%	1.4%	2.9%
Asia Pacific	0.2%	0.4%	0.2%	0.4%

Consolidated	1.8%	2.4%	1.9%	2.6%

     Consolidated amortization expense decreased for the three and six months ended June 30, 2009 as compared to the same periods in 2008 as a result of the decrease in amortization expense in North America related to customer list intangible assets from acquisitions made in 2003 that have become fully amortized, partially offset by intangible amortization expense resulting from our acquisitions of LINK, Soundpath and iLinc.

Restructuring Costs

     Consolidated restructuring costs as a percentage of consolidated revenues were 3.0% and 2.1% for the three months ended June 30, 2009 and 2008, respectively, and 2.0% and 1.1% for the six months ended June 30, 2009 and 2008, respectively. Consolidated restructuring costs were $4.7 million and $3.3 million for the three months ended June 30, 2009 and 2008, respectively, and $6.3 million and $3.3 million for the six months ended June 30, 2009 and 2008, respectively.

Realignment of Workforce – 2009

     During the three months ended June 30, 2009, we executed a restructuring plan to consolidate and streamline various functions of our workforce. As part of these consolidations, we eliminated 136 positions. During the three months ended June 30, 2009, we recorded total severance costs of $4.0 million in connection with this realignment of our workforce, which included the acceleration of vesting of restricted stock with a fair market value of $0.1 million. Additionally, we incurred $0.6 million of lease termination costs associated with a location in Europe. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs totaled $1.2 million in North America, $3.2 million in Europe and $0.2 million in Asia Pacific.

     During the three months ended June 30, 2009, we paid $0.4 million related to these severance costs in cash and $0.1 million in restricted stock awards. Our reserve for the second quarter 2009 restructuring costs was $4.1 million at June 30, 2009. We anticipate these remaining costs will be paid over the next 24 months.

     During the three months ended March 31, 2009, we executed a restructuring plan to close our company-owned data center in Europe and streamline various aspects of our sales force. As part of these consolidations, we eliminated 92 positions. During the three months ended March 31, 2009, we recorded total restructuring costs of $1.7 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. The expenses associated with these activities are reflected in “Restructuring costs” in our condensed consolidated statements of operations. On a segment basis, these restructuring costs were $0.4 million in North America and $1.3 million in Europe, all expensed within the three months ended March 31, 2009. During the three and six months ended June 30, 2009, we paid $0.7 million and $1.1 million, respectively, related to these severance costs in cash. Our reserve for the first quarter 2009 restructuring costs was $0.7 million at June 30, 2009. We anticipate these remaining costs will be paid over the next 12 months.

Realignment of Workforce – 2008

     During the year ended December 31, 2008, we executed a restructuring plan to consolidate the senior management of our technology development and network operations functions and to consolidate our corporate communications function into our marketing department. As part of these consolidations, we eliminated 11 positions, including entering into a separation agreement with our president, global operations. During the year ended December 31, 2008, we expensed total restructuring costs of $3.4 million associated with this realignment of our workforce, representing severance costs associated with the elimination of these positions. On a segment basis, the total restructuring costs initially incurred were $2.0 million in North America, $1.3 million in Europe and $0.1 million in Asia Pacific, with total adjustments in Europe of $(0.1) million during the three months ended March 31, 2009 and in North America of $0.1 million during the three months ended June 30, 2009. As of June 30, 2009, we have completed this restructuring plan and, accordingly, no reserves for the 2008 restructuring costs remain.

Realignment of Workforce – Prior to 2008

     Amounts paid during the three months ended June 30, 2009 for restructuring costs incurred prior to 2007 totaled $0.2 million. At June 30, 2009, our reserve for restructuring costs incurred prior to 2008 totaled $1.2 million and is associated with lease termination costs. We anticipate these remaining lease termination costs will be paid over the next seven years.

Acquisition-Related Costs

     During the three and six months ended June 30, 2009, we expensed $0.2 million and $0.6 million, respectively, in acquisition-related costs in accordance with SFAS No. 141(R). We allocated similar costs in prior years to the assets acquired and liabilities assumed in such acquisitions.

Interest Expense

     Interest expense decreased to $3.8 million from $5.5 million for the three months ended June 30, 2009 and 2008, respectively, and decreased to $7.8 million from $10.2 million for the six months ended June 30, 2009 and 2008, respectively. Interest expense decreased as a result of decreased interest rates effective for the unhedged portion of our credit facility along with a $1.1 million non-recurring charge for interest related to a previously disclosed excise tax matter in the second quarter of 2008. The unhedged portion of our credit facility was $67.8 million and $75.3 million at June 30, 2009 and 2008, respectively. Our effective interest rate on the U.S. Dollar amount of this unhedged portion of our credit facility was 1.56% and 3.96% at June 30, 2009 and 2008, respectively. As of June 30, 2009, we have two $100.0 million interest rate swaps, one of which has a fixed rate of 4.99% and expires in August 2009 and one of which has a fixed rate of 4.75% and expires in August 2010. The weighted-average outstanding balance on our credit facility was $288.0 million and $284.6 million for the three months ended June 30, 2009 and 2008, respectively, and $288.0 million and $283.7 for the six months ended June 30, 2009 and 2008, respectively. The increase in our weighted average debt outstanding is related to our acquisitions of LINK, Soundpath and iLinc, which we funded in part with borrowings under our credit facility and our purchase of treasury stock, partially offset by our free cash flow.

Income Tax Expense

     Our effective income tax rate was 32.0% and 32.2% for the three and six months ended June 30, 2009, respectively, and 32.8% and 27.1% for the three and six months ended June 30, 2008, respectively. Our effective income tax rate varied from statutory rates during the three and six months ended June 30, 2009 and 2008 as a result of non-deductible executive compensation expenses and the realization of net operating losses related to tax planning strategies associated with the merger of our subsidiaries in the United Kingdom. The change in tax rates for the six months ended June 30, 2009 and 2008 is primarily attributable to the reversal of a valuation allowance associated with a United Kingdom subsidiary during the three months ended March 31, 2008.

Acquisitions

     We seek to acquire complementary companies that increase our market share and provide us with additional customers, technologies, applications and sales personnel. All revenues and results of operations from these transactions have been included in our condensed consolidated financial statements as of the effective date of each acquisition.

North America

     In February 2009, we acquired certain technology assets of a provider of web collaboration services in exchange for warrants to purchase 105,000 shares of our common stock. We allocated the fair value of the warrants, $0.3 million, to in-process research and development in other intangible assets. The in-process research and development is not currently being amortized but is subject to periodic impairment testing. We incurred transaction fees and closing costs of $0.2 million, which we expensed as incurred.

     In February 2009, we acquired certain assets and assumed certain liabilities of LINK. We paid $7.1 million in cash at closing and $0.3 million in transaction fees and closing costs, which we expensed as incurred. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141(R) and preliminarily allocated $0.7 million to accounts receivable, $0.1 million to prepaid assets, $0.3 million to acquired fixed assets, $0.3 million to other acquisition liabilities, $1.2 million to identifiable customer lists and $0.1 million to non-compete agreements, with the customer lists and non-compete agreements amortized over five years. We have not yet finalized the working capital component of the purchase price. We allocated the residual $5.0 million of the purchase price to goodwill.

     In July 2008, we acquired certain assets of Soundpath. We paid $20.1 million in cash at closing and $0.3 million in transaction fees and closing costs. We funded the purchase through our credit facility and cash and equivalents on hand. We followed SFAS No. 141 and allocated $6.0 million to identifiable customer lists and $1.0 million to non-compete agreements, with the customer lists amortized over ten years and the non-compete agreements amortized over five years. We allocated the residual $13.4 million of the aggregate purchase price to goodwill.

     In May 2008, we acquired certain assets and assumed certain liabilities of iLinc. We paid $3.9 million in cash at closing and $0.1 million in transaction fees and closing costs. We funded the purchase with cash and equivalents on hand. We followed SFAS No. 141 and allocated $0.6 million to acquired working capital, $0.8 million to other acquisition liabilities and $1.2 million to identifiable intangible assets, which will be amortized over five years. We allocated the residual $3.0 million of the aggregate purchase price to goodwill.

Liquidity and Capital Resources

     At June 30, 2009, we have utilized $269.0 million of our $375.0 million credit facility, with $267.8 million in borrowings and $1.2 million in letters of credit outstanding. From time to time, we enter into interest rate swaps to reduce our exposure to market risk from changes in interest rates on interest payments associated with our credit facility. As of June 30, 2009, we have two $100.0 million interest rate swaps, one of which has a fixed rate of 4.99% and expires in August 2009 and one of which has a fixed rate of 4.75% and expires in August 2010.

     At the maturity of our credit facility in April 2011 or in the event of an acceleration of the indebtedness under the credit facility following an event of default, the entire outstanding principal amount of the indebtedness under the facility, together with all other amounts payable thereunder, will become due and payable. We may not have sufficient funds to pay such obligations in full at maturity or upon such acceleration. If we default and are not able to pay any such obligations due, our lenders have liens on substantially all of our assets and could foreclose on our assets in order to satisfy our obligations.

     As of June 30, 2009, we had $35.3 million in cash and equivalents compared to $27.5 million as of December 31, 2008. Cash balances residing outside of the United States as of June 30, 2009 were $32.9 million compared to $26.5 million as of December 31, 2008. We repatriate cash for repayment of royalties and management fees charged to international locations from the United States. Therefore, we record foreign currency exchange gains and losses resulting from these transactions in “Other, net” in our condensed consolidated statements of operations. We generally consider intercompany loans with foreign subsidiaries to be permanently invested for the foreseeable future. Therefore, we record foreign currency exchange fluctuations resulting from these transactions in the cumulative translation adjustment account on our condensed consolidated balance sheets. Based on our potential cash position and potential conditions in the capital markets, we could require repayment of these intercompany loans despite the long-term intention to hold them as permanent investments.

Cash provided by operating activities

     Consolidated operating cash flows were $43.0 million and $39.6 million for the six months ended June 30, 2009 and 2008, respectively. The increase in net cash provided by operating activities was primarily due to improved working capital management.

Cash used in investing activities

     Consolidated investing activities used cash of $32.4 million and $35.2 million for the six months ended June 30, 2009 and 2008, respectively. The principal uses of cash in investing activities for the six months ended June 30, 2009 included $24.7 million of capital expenditures and $7.9 million related primarily to our acquisition of LINK. The principal uses of cash in investing activities for the six months ended June 30, 2008 included $26.8 million of capital expenditures and $8.4 million relating to current year business acquisitions and working capital settlements for prior year acquisitions.

Cash provided by financing activities

     Consolidated financing activities used cash of $3.2 million and provided cash of $2.2 million for the six months ended June 30, 2009 and 2008, respectively. Cash provided by financing activities for the six months ended June 30, 2009 included $0.3 million from excess tax benefits from share-based payment arrangements and $0.6 million of proceeds from stock option exercises, offset by $4.0 million of treasury stock purchases. Cash provided by financing activities for the six months ended June 30, 2008 was the result of net borrowings on our credit facility of $8.4 million and $2.2 million received from stock option exercises, offset by $9.2 million of treasury stock purchases.

Off-balance sheet arrangements

     At June 30, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

     At June 30, 2009, we were in compliance with the covenants under our credit facility. Proceeds drawn under our credit facility may be used for refinancing of existing debt, working capital, capital expenditures, acquisitions and other general corporate purposes. The annual interest rate applicable to borrowings under the credit facility, at our option, is the base rate (the greater of either the federal funds rate plus one-half of one percent, the prime rate or the Eurocurrency rate plus one and three-quarters of one percent) or one-month LIBOR plus an applicable margin that varies based upon our leverage ratio at the end of each fiscal quarter. At June 30, 2009, our applicable margin with respect to LIBOR loans was 1.25%. At June 30, 2009, our interest rate on one-month U.S. Dollar LIBOR loans, which comprise materially all of our outstanding borrowings, was 1.56% for our borrowings on which we did not have an interest rate swap agreement in place. At June 30, 2009, we had $267.8 million of borrowings and $1.2 million in letters of credit outstanding under our credit facility.

     In August 2007, we entered into two $100.0 million two-year interest rate swaps at a fixed rate of 4.99%. In December 2007, we amended the life of one of the $100.0 million swaps to three years and reduced the fixed rate to 4.75%. We did not initially designate these interest rate swaps as hedges and, as such, we did not account for them under hedge accounting in accordance with SFAS No. 133. During the fourth quarter of 2008, we prospectively designated these interest rate swaps as hedges of our interest rate risk associated with our credit facility using the long-haul method of effectiveness testing. Any changes in fair value prior to designation as a hedge and any ineffectiveness subsequent to such designation are recognized as “Unrealized gain (loss) on change in fair value of interest rate swaps” as a component of “Other (expense) income” in our condensed consolidated statements of operations and amounted to $1.1 million and $4.2 million during the three months ended June 30, 2009 and 2008, respectively, and $2.1 million and $(0.4) million during the six months ended June 30, 2009 and 2008, respectively. Any changes in fair value that are determined to be effective are recorded as a component of “Accumulated other comprehensive loss” in our condensed consolidated balance sheets and amounted to a gain of $0.5 million, net of taxes, for the three months ended June 30, 2009. We recognize the fair value of derivatives in our condensed consolidated balance sheets as part of “Accrued expenses” under “Current Liabilities” or “Long-Term Liabilities” depending on the maturity date of the contract. The amount recognized in current liabilities was $0.6 million and $2.6 million at June 30, 2009 and December 31, 2008, respectively. The amount recognized in “Long-Term Liabilities” was $4.5 million and $6.0 million at June 30, 2009 and December 31, 2008, respectively.

     We have entered into various capital leases for the purchase of operating equipment. These capital leases have interest rates ranging from 3.1% to 10.3% and terms ranging from 20 months to 60 months. The capital lease obligations recorded on our condensed consolidated balance sheets for these leases was $4.8 million and $5.3 million at June 30, 2009 and December 31, 2008, respectively.

Liquidity

     At June 30, 2009, we had $35.3 million of cash and equivalents. We generated positive operating cash flows from each of our geographic business segments for the three months ended June 30, 2009. Each geographic business segment had sufficient cash flows from operations to service existing debt obligations, to fund capital expenditure requirements, which historically have been 5% to 8% of annual consolidated net revenues, and to fund research and development costs for new services and enhancements to existing services, which historically have been 2% to 3% of annual consolidated net revenues. Assuming no material change to these costs, which we do not anticipate, we believe that we will generate adequate operating cash flows for capital expenditures and contractual commitments and to satisfy our indebtedness and fund our liquidity needs for at least the next 12 months. We have historically borrowed on our credit facility in order to fund acquisitions. At June 30, 2009, we had $106.0 million of available credit on our existing $375.0 million credit facility, without regard to the uncommitted $25.0 million of the accordion feature.

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

Non-GAAP Financial Measures

     In order to supplement our condensed consolidated financial statements presented in accordance with GAAP, we have included organic growth of our PGiMeet Solutions revenue and free cash flow as non-GAAP measures of financial performance. Management uses these measures internally as a means of analyzing our current and future financial performance and identifying trends in our financial condition and results of operations. We have provided this information to investors to assist in meaningful comparisons of past, present and future operating results and to assist in highlighting the results of ongoing core operations. Please see the tables below for calculation of these non-GAAP financial measures and for reconciliation to the most directly comparable GAAP measures. These non-GAAP financial measures may differ materially from comparable or similarly titled measures provided by other companies and should be considered in addition to, not as a substitute for or superior to, measures of financial performance prepared in accordance with GAAP.

Organic growth

     We define “organic growth” as revenue changes excluding the impact of foreign currency exchange rate fluctuations, using the average exchange rates from the current year period and applying them to prior period results, and acquisitions made during the periods presented. We present this non-GAAP financial measure for our PGiMeet Solutions to exclude the effect of those items that are not completely within management’s control, such as foreign currency exchange rate fluctuations, or that do not reflect our ongoing core operations or underlying growth, such as acquisitions. The following table presents a reconciliation of organic revenue to net revenue for our PGiMeet Solutions for the periods indicated (in thousands, except percentages):

	Q2 2008	Impact of fluctuations in foreign currency exchange rates	Impact of acquisitions	Organic net revenue growth	Q2 2009	Organic net revenue growth rate
PGiMeet Solutions Revenue	$ 113,688	$(5,042)	$3,231	$4,832	$116,709	4.3%

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

	Six Months Ended June 30,
	2009	2008

Net cash provided by operating activities	$43,001	$39,614
Capital expenditures	(24,684)	(26,791)

Free cash flow	$18,317	$12,823

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

  Continued pricing pressures;

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

  Costs or difficulties related to the integration of any new or acquired businesses and technologies, services and systems;

  Concerns regarding the security of transactions and transmitting confidential information over the Internet and public networks;

  Our ability to upgrade our equipment or increase our network capacity to meet customer demands;

  Interruption in our services due to failure of the platforms and network infrastructure utilized in providing our services;

  Continued weakness in our legacy broadcast fax services, which are part of our PGiSend Solutions;

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

  Assessment of income, sales and other taxes for which we have not accrued;

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

  Possible adverse results if our services become subject to further government regulations applicable to traditional telecommunications service providers;

  Risks associated with expansion of our international operations and fluctuations in currency exchange rates;

  Factors described under the caption Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008; and

  Factors described from time to time in our press releases, reports and other filings made with the SEC.

We caution that these factors are not exclusive. Consequently, all of the forward-looking statements made in this quarterly report on Form 10-Q and in other documents filed with the SEC are qualified by these cautionary statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-Q. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this Form 10-Q or the date of the statement, if a different date.

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

     At June 30, 2009, we had borrowings of $67.8 million outstanding under our credit facility that are subject to interest rate risk. Each 100 basis point increase in interest rates relative to these borrowings would affect annual pre-tax earnings and cash flows by $0.7 million based on our June 30, 2009 debt level.

     Approximately 39% of our consolidated net revenues and 35% of our consolidated operating expenses were transacted in countries outside of the United States during the first six months of 2009. Additionally, we have foreign currency denominated debt as part of our credit facility. At June 30, 2009, we had debt outstanding of $5.0 million Canadian Dollars. As a result, fluctuations in exchange rates impact the amount of our reported net revenues, operating income and debt. For the six months ended June 30, 2009, a hypothetical positive or negative change of 10% in foreign currency exchange rates would positively or negatively change net revenues by $12.3 million, operating expenses by $9.7 million and outstanding debt by $0.4 million. Our principal exposure has been related to local currency sales and operating costs in Australia, Canada, Euro Zone, Japan, Norway and the United Kingdom. We have not used derivatives to manage foreign currency exchange risk, and no foreign currency exchange derivatives were outstanding at June 30, 2009.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our management has evaluated, under the supervision and with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2009, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), were effective and designed to ensure that (a) information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and instructions, and (b) information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

     There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are involved from time to time in legal proceedings that we do not believe will have a material adverse effect upon our business, financial condition or results of operations, although we can offer no assurance as to the ultimate outcome of any such proceedings.

ITEM 1A. RISK FACTORS.

     Part I, Item 1A. “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 includes a detailed discussion of risk factors that could materially affect our business, financial condition or results of operations. Other than with respect to the following risk factor, there have been no material changes from the risk factors disclosed in our annual report.

We may be subject to assessment of income, sales and other taxes for which we have not accrued.

     Historically, we have collected and remitted state sales tax from our non-PGiMeet Solutions customers in applicable states, but we have not collected and remitted state sales tax from our PGiMeet Solutions customers in all applicable jurisdictions. In addition, we have learned that certain of our PGiMeet solutions may be subject to telecommunications excise tax statutes in certain states. During the six months ended June 30, 2008, we paid $2.5 million related to the settlement of certain of these state sales and excise tax contingencies.

     We have reserves for certain state sales and excise tax contingencies based on the likelihood of obligation in accordance with SFAS No. 5. At June 30, 2009 and December 31, 2008, we had reserved $4.6 million for certain state sales and excise tax contingencies. These reserved amounts are included in “Accrued taxes, other than income taxes” in our condensed consolidated balance sheets. We believe we have appropriately accrued for these contingencies. In the event that actual results differ from these reserves, we may need to make adjustments, which could materially impact our financial condition and results of operations.

     In addition, states may disagree with our method of assessing and remitting such taxes or additional states may subject us to inquiries regarding such taxes. For example, in May 2009, one of our former subsidiaries, PTEKVentures.com, Inc., a Nevada corporation formally dissolved in 2002, received a notice of proposed income tax assessment from the Georgia Department of Revenue totalling approximately $22.7 million as of June 15, 2009. Because we are at a preliminary stage of the process for resolving this dispute with the Georgia Department of Revenue, we cannot, at this time, reasonably estimate the amount, if any, of taxes or other interest, penalties or additions to tax that would ultimately be assessed at the conclusion of the process, and therefore have not accrued any amounts related to this assessment. We are also not able to currently estimate when the administrative procedures and review within the Georgia Department of Revenue will be completed. If the Georgia Department of Revenue’s initial position is sustained, the amount assessed would result in a material adjustment to our condensed consolidated financial statements and would materially impact our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Our annual meeting of shareholders was held on June 10, 2009. At the annual meeting, the following matters were voted on with the following results:

     Election of Directors. Boland T. Jones, Jeffrey T. Arnold, Wilkie S. Colyer, John R. Harris, W. Steven Jones, Raymond H. Pirtle, Jr. and J. Walker Smith, Jr. were elected to serve as directors for a term of one year.

Name of Director	Votes For	Votes Withheld
Boland T. Jones	55,396,699	1,508,646
Jeffrey T. Arnold	54,755,140	2,150,205
Wilkie S. Colyer	51,684,998	5,220,347
John R. Harris	51,651,104	5,254,241
W. Steven Jones	51,401,017	5,504,328
Raymond H. Pirtle, Jr.	51,246,208	5,659,137
J. Walker Smith, Jr.	55,804,913	1,100,432

     Ratification of appointment of independent registered public accounting firm. The appointment of Ernst & Young LLP as our independent registered public accounting firm was ratified.

Votes For	Votes Against	Abstain
56,645,322	232,337	27,687

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

Date: August 7, 2009	PREMIERE GLOBAL SERVICES, INC.

/s/ David E. Trine
David E. Trine
Chief Financial Officer
(principal financial and accounting officer and
duly authorized signatory of the registrant)

EXHIBIT INDEX

Exhibit Number	Description

10.1

Amendment No. 6 to Credit Agreement, dated April 9, 2009, by and among the Registrant as Borrower, Bank of America, N.A. as Administrative Agent, and the Guarantors and the Lenders that are parties thereto.

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